Form 10-Q
period 2011-09-30
TripAdvisor, Inc.
filed 2011-12-06
CIK 1526520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-35362
TripAdvisor, Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0743202
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
141 Needham Street
Newton, MA 02464
(Address of principal executive offices, including zip code)
(617) 670-6300
(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at December 6, 2011
Common Stock, $0.001 par value per share	1,000

TRIPADVISOR, INC.
Index to Financial Statement

Page
Part I — Financial Information

Item 1. Unaudited Financial Statement

Balance Sheet as of September 30, 2011	3

Note to Balance Sheet	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 4. Controls and Procedures	4

Part II — Other Information

Item 6. Exhibits	5

Signature	6

Certifications

Part I, Item 3, and Part II, Items 1, 1A.,2, 3, 4 and 5 are not applicable and therefore are not included in this Form 10-Q.
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1. Unaudited Financial Statement
TRIPADVISOR, INC.
BALANCE SHEET
UNAUDITED

September 30,
2011
ASSETS
Current asset:
Cash	$1,000

TOTAL ASSET	$1,000

STOCKHOLDER’S EQUITY
Stockholder’s Equity:
Preferred stock, $0.001 par value per share, 3,000 shares authorized, 0 shares issued and outstanding	$—
Common stock, $0.001 par value per share, 3,000 shares authorized, 1,000 shares issued and outstanding	1
Class B, $0.001 par value per share, 4,000 shares authorized, 0 shares issued and outstanding	—
Additional paid-in capital	999

TOTAL STOCKHOLDER’S EQUITY	$1,000

See accompanying note to TripAdvisor, Inc. balance sheet.

TRIPADVISOR, INC.
NOTE TO BALANCE SHEET
Organization—The Spin-Off
     On April 7, 2011, Expedia, Inc. (“Expedia”) announced its plan to spin-off its TripAdvisor Media Group business to Expedia’s stockholders and thereby separate into two independent public companies in order to better achieve certain strategic objectives of its various businesses. We refer to this transaction as the “spin-off.”
          On November 1, 2011, the Securities and Exchange Commission (“SEC”) declared effective the Registration Statement on Form S-4, filed by Expedia and TripAdvisor, Inc. (“TripAdvisor”) and which contained information pertaining to the spin-off and included a definitive proxy statement for Expedia and prospectus for Expedia and TripAdvisor. On December 6, 2011, at Expedia’s annual meeting of stockholders, Expedia’s stockholders approved the spin-off transaction. Also on December 6, 2011, the Board of Directors of Expedia approved a Separation Agreement and related agreements to be entered into between Expedia and TripAdvisor in connection with the spin-off which set forth the terms of and conditions to the spin-off.
     In connection with the spin-off, TripAdvisor was incorporated as a Delaware corporation on July 20, 2011 (“incorporation date”). TripAdvisor currently does not have any material assets or liabilities, nor does it engage in any business or other activities and, other than in connection with the spin-off, will not acquire or incur any material assets or liabilities, nor will it separately engage in any business or other activities, in each case prior to the spin-off. In connection with the spin-off, we expect Expedia to contribute or transfer all of the subsidiaries and assets relating to Expedia’s TripAdvisor Media Group, to TripAdvisor and expect that TripAdvisor or one of its subsidiaries will assume all of the liabilities relating to Expedia’s TripAdvisor Media Group.
     The balance sheet of TripAdvisor as of September 30, 2011 represents the amount of initial capitalization that occurred on September 2, 2011, which would also be presented as an investing cash inflow in the statement of cash flows. TripAdvisor did not have any other operating activities during the period from its incorporation date to September 30, 2011, and therefore, a statement of operations, statement of stockholder’s equity and statement of cash flows has not been included herein.
Part I. Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     During the period from its incorporation date to September 30, 2011, TripAdvisor did not have any operating activities other than its initial capitalization. Therefore, a statement of operations, statement of stockholder’s equity and statement of cash flows have not been included in this Form 10-Q. For information about the spin-off, see “Note to Balance Sheet, Organization — The Spin-Off.”
Part I. Financial Information
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting.
     There were no changes to our internal control over financial reporting that occurred from the incorporation date to September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 6. Exhibits
     The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed		Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q from incorporation date to September 30, 2011, formatted in XBRL: (i) Balance Sheet and (ii) Note to Balance Sheet.

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

Signature
     Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

December 6, 2011	TripAdvisor, Inc.
	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer

6