Form 10-K
period 2011-12-31
TripAdvisor, Inc.
filed 2012-03-15
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-35362

TRIPADVISOR, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0743202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Needham Street

Newton, MA 02464

(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code:

(617) 670-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, there was no established public market for the registrant’s common equity. Shares began trading on December 21, 2011 after the completion of the Spin-Off from Expedia, Inc.

Class	Outstanding Shares at March 8, 2012
Common Stock, $0.001 par value per share	121,190,064 shares
Class B Common Stock, $0.001 par value per share	12,799,999 shares

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, principally, but not only, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result” “should,” “will,” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	If we are unable to continue to increase visitors to our websites and to cost-effectively convert these visitors into repeat users or contributors, our advertising revenue could decline.

•	Our businesses could be negatively affected by changes in search engine algorithms and dynamics, or search engine disintermediation.

•	Declines or disruptions in the travel industry could adversely affect our businesses and financial performance.

•	We derive substantially all of our revenue from advertising and any significant reduction in spending by advertisers could harm our business.

•	We rely on a relatively small number of significant advertisers and any reduction in spending by or loss of those advertisers could seriously harm our business.

•	We rely on the value of our brand and consumer trust in our brand, and the costs of maintaining and enhancing brand awareness are increasing.

•	We face competition from companies and websites that collect travel-related content, which could divert traffic from our websites causing financial harm to us.

•

We are dependent upon the quality of traffic in our network to provide value to online advertisers, and any failure in our quality control could have a material adverse effect on the value of our websites to our advertisers and adversely affect our revenue.

The risks set forth above are not exhaustive. Please refer to the section entitled “Part I, Item 1A. Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the Securities and Exchange Commission, or the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

PART I

Item 1.	Business

Overview

We are the world’s largest online travel company, empowering users to plan and have the perfect trip. Our travel research platform aggregates reviews and opinions from our community about destinations, accommodations (including hotels, bed and breakfasts, or B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. Our branded websites include tripadvisor.com in the United States and localized versions of the website in 29 other countries, including in China under the brand daodao.com. Our-branded websites globally received more than 50 million unique visitors in January 2012 (according to comScore), and we have built a marketable base of more than 20 million members and over 60 million reviews and opinions. Beyond travel-related content, our websites also include links to the websites of our customers, including travel advertisers, allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we manage and operate websites under 18 other travel media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector.

Corporate Background

The original TripAdvisor business was founded in February 2000 and was acquired by IAC/InterActiveCorp, or IAC, in April 2004. In August 2005, IAC spun-off its portfolio of travel brands, including TripAdvisor, into a separate company under the newly-formed Delaware corporation, Expedia, Inc., or Expedia. On December 20, 2011, Expedia completed the spin-off of TripAdvisor as described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Spin-Off”.

Evolution of TripAdvisor-Branded Websites

Since the initial launch of the U.S.-based tripadvisor.com website in November 2000, TripAdvisor-branded websites have been added in the following locations:

Website	Target Location	Language	Launch Date
tripadvisor.com.eg	Egypt	Arabic	June 2011
tripadvisor.com.my	Malaysia	English	March 2011
tripadvisor.tw	Taiwan	Chinese (Traditional)	February 2011
tripadvisor.com.ar	Argentina	Spanish	December 2010
tripadvisor.co.id	Indonesia	Bahasa	November 2010
tripadvisor.gr	Greece	Greek	October 2010
tripadvisor.ru	Russia	Russian	October 2010
th.tripadvisor.com	Thailand	Thai	August 2010
tripadvisor.co.kr	South Korea	Korean	August 2010
tripadvisor.com.sg	Singapore	English	August 2010
pl.tripadvisor.com	Poland	Polish	March 2010
no.tripadvisor.com	Norway	Norwegian	March 2010
tripadvisor.com.au	Australia	English	March 2010
tripadvisor.com.tr	Turkey	Turkish	December 2009
tripadvisor.com.mx	Mexico	Spanish	December 2009
tripadvisor.dk	Denmark	Danish	December 2009
tripadvisor.ca	Canada	English	August 2009
tripadvisor.se	Sweden	Swedish	April 2009
tripadvisor.nl	Netherlands	Dutch	April 2009
daodao.com	China	Chinese (Simplified)	April 2009
tripadvisor.com.br	Brazil	Portuguese	April 2009
tripadvisor.jp	Japan	Japanese	October 2008
tripadvisor.in	India	English	August 2008
tripadvisor.es	Spain	Spanish	January 2006
tripadvisor.it	Italy	Italian	January 2006
tripadvisor.de	Germany	German	January 2006
tripadvisor.fr	France	French	January 2006
tripadvisor.co.uk	United Kingdom	English	November 2005
tripadvisor.ie	Ireland	English	November 2005

Other Travel Brands and Websites

In addition to the flagship TripAdvisor-branded websites, we have also acquired and launched numerous other travel brands, connected by the common characteristic of providing travelers with valuable planning resources across the travel sector. These brands have expanded our reach, product breadth and appeal to domestic and international advertisers.

Brands acquired include:

Website	Date Acquired	Key Focus
whereivebeen.com	July 2011	Website and social platform with a detailed interactive world map that lets users share where they’ve been, lived, and want to go.
everytrail.com	February 2011	Mobile application and website for collecting and sharing geo-tagged user-generated travel content, such as walking tours and itineraries.
holidaylettings.co.uk	June 2010	A leading U.K.-based vacation rental site, featuring properties listed globally.
kuxun.cn	October 2009	Travel metasearch engine operating in China.
flipkey.com	August 2008	A vacation rental website featuring a large collection of vacation rental guest reviews on vacation rental properties around the world.
onetime.com	June 2008	Comparison shopping travel website that allows travel shoppers to conduct itinerary-based, multi-site searches for flights, hotels, cruises, vacations, and car rentals.
virtualtourist.com	June 2008	Travel-oriented community website featuring user-contributed travel guides for locations worldwide.
airfarewatchdog.com	March 2008	Provides up-to-date airline deals that have been researched and verified by a team of dedicated airfare experts.
holidaywatchdog.com	January 2008	U.K.-based website for traveler reviews on hotels and destinations focusing on the Mediterranean.
cruisecritic.com	May 2007	A community of avid and first-time cruisers who enjoy the fun of planning, researching and sharing their passion for cruising. Cruise Critic offers objective cruise reviews written by expert travel writers and members.
independenttraveler.com	May 2007	A traveler’s exchange that features practical travel resources for a community of international travelers who enjoy the adventure of independent travel.
seatguru.com	March 2007	Features aircraft seat maps, seat reviews, and a color-coded system to identify superior and substandard airline seats.
bookingbuddy.com	February 2007	Travel shopping website that gives travelers easy access to airfare, hotel, car rental, cruise, vacation rental, and vacation deals, plus prices from selected travel sites.
smartertravel.com	February 2007	One of the largest online travel resources of independent expert advice for the budget-conscious traveler. The SmarterTravel editorial staff provides advice and analysis to help travelers find the best deals and get the most value from their trips.
travelpod.com	December 2006	Pioneering travel blog website.
travel-library.com	September 2006	Travel website with user-generated reviews.

Brands developed internally and launched as of December 31, 2011 include:

Website	Date Launched	Key Focus

sniqueaway.com	September 2010	U.S.-based members-only flash sale website, providing exclusive limited time access to deals on top hotels at deep discounts. This members-only website offers limited-time discounts exclusively on traveler-endorsed properties that have received a minimum four out of five-star rating (or its equivalent for smaller properties) on tripadvisor.com.
familyvacationcritic.com	June 2009	Reviews of family-friendly hotels, resorts, destinations and attractions, written by experienced family travel experts.

Industry

We operate in the online advertising sector of the global travel industry. As a result, we are impacted by trends in the global travel industry, the online travel market and online advertising.

Global Travel Industry

According to the 2011 PhoCusWright Global Online Travel Overview (April 2011), gross bookings in the worldwide travel market are expected to be greater than $900 billion in 2012. Recent historical trends show that, each year, an increasing percentage of global travel spending has been conducted online through supplier websites and online travel agencies. We believe that this trend will continue as online penetration continues, as more consumers gain broadband access to the Internet, as smartphone and other mobile computing devices continue to proliferate, and as travel grows along with an expanding middle class in certain developing countries like China and India.

Online Travel Market

According to a 2011 International Data Corporation, or IDC, study, the travel industry represents half of all global e-Commerce transactions. On the other hand, only 16% of the approximately $39 billion spent on travel advertising is spent online. We believe that the Internet will continue to become even more integral to the travel-planning process due to increasing worldwide online penetration, particularly given the capabilities that the Internet provides travelers, including the ability to refine searches, compare destinations and view real-time pricing.

Online Advertising

According to the same 2011 IDC study, the global online advertising market is growing and is projected to exceed $100 billion by 2013, as more and more advertisers continue to shift their spending from offline to online channels, mirroring the trend in consumer media consumption generally. For travel specifically, IDC estimates that annual expenditures for global online travel advertising in 2012 will be close to $6 billion. Given the size of the travel market, we believe that travel providers and travel related advertisers are, and will continue to be, motivated to devote significant resources to advertise their travel products and services. In addition, as more and more travel transactions are conducted online generally, we believe that an increasing amount of travel advertising spending will migrate from traditional offline advertising channels to online advertising opportunities.

Key Strengths

Just over a decade ago, travel research and planning was largely conducted with the assistance and guidance of a personal travel agent or advice from friends and family. Consumers had no single resource to access recent and comprehensive destination, lodging, restaurant and attraction feedback and information. We were founded with the goal of providing an online resource based on user generated content to prospective travelers. By using the power of the Internet to create transparency in the travel planning process with a comprehensive online resource for travel information, we have democratized the travel research and planning process. For any customer with access to the Internet, we provide the ability and information to plan and have the perfect trip.

In order to achieve our goals, we leverage our critical assets—a robust community of users, rich user-generated content, technology and a commitment to continuous innovation and global reach, as follows:

•

Robust Community of Users. TripAdvisor-branded sites offer benefits to our many constituents, the totality of which combine to create a vibrant community. By providing an interactive forum to share travel experiences, we allow the voice of our large, highly engaged community of travelers to influence travel purchase decision-making during the trip-planning phase. To ease planning, we enable consumers to research pricing and availability from third-party travel booking sites once they have identified the right hotel or destination for their travel needs. To facilitate better travel experiences for consumers and to create a feedback loop between the hospitality industry and individual travelers, we allow hospitality management representatives to respond to reviews of their properties on our website. We believe that the robust feedback loop created on TripAdvisor-branded websites and the volume of reviews generated on TripAdvisor-branded websites provides a sustainable advantage over competitors. We believe that we have the largest breadth of content in our markets, and that, because of this breadth, travelers gravitate to TripAdvisor-branded websites to research their travel plans. After completing their trip, consumers can return to our websites to write reviews to give back to the community that helped them plan their trip. Through this cycle, more content is generated, which drives community, traffic, loyalty and higher search engine rankings, all of which leads to further content creation.

•

Rich User-Generated Content. We believe that the best travel content comes from the wisdom and insight of a robust community of travelers. We leverage user-generated content to power travel planning by allowing members to create reviews and share opinions on hundreds of thousands of accommodations, destinations, attractions and restaurants. As evidenced by the growth of our business, this type of travel planning has been embraced by travelers. For example, in July 2006, we hosted more than 5 million user reviews and opinions with respect to approximately 220,000 hotels and attractions. Currently, TripAdvisor-branded websites provide consumers with over 60 million user reviews and opinions with respect to more than 550,000 hotels and accommodations and over 900,000 restaurants and attractions. On average, our users are currently adding more than 40 pieces of content every minute. To promote an enthusiastic reviewer community, we have launched several programs to recognize reviewer contributions, including site badges, helpful vote recognition, and other community-focused features, all of which highlight the active and helpful reviews and opinions available throughout the TripAdvisor community.

•

Technology and Innovation. We focus heavily on speed-to-market and product innovation in order to create a richer experience for travelers, and our team deploys weekly engineering releases with new products and features. Some recent examples of this innovation include our Instant Personalization integration with Facebook, which allows travelers to benefit from the experiences of friends by highlighting reviews and creating an interactive social map featuring destinations visited; creating review summarization tools to facilitate easier consumption of review content; and adding comprehensive flight metasearch and ratings in international points of sale. We are also investing heavily in the rapidly growing mobile channel, developing industry-leading mobile websites as well as tablet and smartphone applications that are currently available in 20 languages. Our innovation also extends to content syndication, as we leverage our technology and content for the benefit of other websites. In addition, we expend significant efforts with respect to manual and electronic fraud detection in order to maintain the quality and authenticity of user reviews, and have clear posting guidelines for user content submission.

•

Global Reach. We maintain a global presence both through the reach of our global portfolio of 30 websites and through our in-market staffing in more than ten countries. During the year ended December 31, 2011, we added points-of-sale in Taiwan, Malaysia and Egypt, bringing our total flagship TripAdvisor branded websites to 30 countries in 21 languages, including in China under the brand daodao.com. We have over 40 million review translations, and we are committed to improving the in-country user experience and the local feel for all of our points-of-sale. As of December 31, 2011, we had approximately 510 employees based outside of the United States. We believe that our core TripAdvisor platform and many of our other brands are uniquely positioned to appeal to travelers globally, in that they strive to provide universally-relevant content and community.

Our Strategy

In expanding our global reach, we leverage significant investments in technology, operations, brand-building, and advertiser and other partner relationships. For example, we are able to aggregate a large base of consumer reviews, in a variety of languages, across our global core platform. We expect to continue leveraging this investment when launching additional points of sale in new countries, introducing new product features and adding new business model offerings.

•

Investment in Technology. We believe that our ability to continue to innovate by providing additional functionality to our main Internet sites, while at the same time extending that functionality to various platforms such as mobile and tablets, will enable us to continue providing an industry-leading user experience. We have a strong culture of speed-to-market with our innovations. By innovating and releasing updates quickly, we believe that we can continue to grow our site visitors and over 60 million reviews and opinions, increase revenue and effectively compete with our competitors.

•

New Social Sharing Tools. We intend to continue to expand our integration with social media, including Facebook, Twitter and other social sharing platforms. We believe that this integration will be critical to continuing to grow and maintain engagement with our user base and increase our content. For example, by tapping into Facebook’s rich social data, TripAdvisor connects users to their friends and shares helpful content about where their friends have traveled and where they would like to visit in the future. While on the TripAdvisor website, friends can discuss their travel plans and recommendations and build out personal profiles of places they have been. As of February, 2012, TripAdvisor has offered more than 100 million users (according to Facebook Insights) a personalized and social travel planning experience that enables travelers to engage first with their own Facebook friends’ reviews and opinions when planning their perfect trip on TripAdvisor.

•

Investment in Search Engine Marketing. One of the ways that we look to penetrate new markets is to leverage our expertise in search engine marketing, or SEM. SEM is a form of Internet marketing that involves the promotion of websites by increasing their visibility in search engine results pages through the use of paid placement, contextual advertising, and paid inclusion. In certain markets we may bid on keywords to break even or at a loss in order to drive traffic, build our brand, gain more users to our product, collect content and scale more quickly. We think SEM is an important channel because it delivers a significant number of brand impressions and can be a cost-effective method to get people to try our sites.

•

International Expansion. We are focused on expanding our footprint globally. We are continuing to expand in Europe, Asia and South America, especially in emerging markets, such as Brazil, Russia, India and China. During 2011, we added new points-of-sale in Taiwan, Malaysia and Egypt, bringing our total TripAdvisor-branded websites to 30 countries and 21 languages. These and the other newer sites in Asia-Pacific represent a longer-term opportunity for us. We believe that China represents a large international opportunity for our business. We currently have two lead product offerings in the Chinese market—DaoDao and Kuxun—both headquartered in Beijing. We had 220 employees in China as of the end of 2011 and we continue to invest heavily and operate at a loss in the China market.

•

Acquisitions. We have a history of successfully acquiring and integrating companies that expand our footprint either geographically or in market sectors that are complementary to our flagship properties. We intend to continue to seek acquisition targets.

Business Model

We derive substantially all of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of our revenue is generated through a combination of subscription-based offerings, transactions conducted via our flash sale website, SniqueAway, and other revenue including content licensing. In the year ended December 31, 2011, we earned $500 million of revenue from click-based advertising, $86 million in revenue from display-based advertising and $51 million in revenue from subscription-based offerings, transaction revenue and other revenue.

•

Click-Based Advertising Revenue. Our largest source of revenue is click-based advertising, which includes our “check rates” feature as well as contextually-relevant branded and unbranded textlinks. Our click-based advertising partners are predominantly online travel agencies and direct suppliers in the hotel, airline and cruise product categories. The “check rates” feature enables users to compare pricing and availability for a particular hotel across different on-line travel agents’ and hotel partners’ booking engines and thereby delivers a highly-targeted audience deep into the booking paths of their websites. Click-based advertising is generally priced on a cost-per-click, or CPC, basis, with payments from advertisers based on the number of users who click on each type of link. Advertisers who increase their CPC rates generally get improved positioning of, and thereby an increased number of clicks from, their click-based advertising on our websites. Most of our click-based advertising contracts can be terminated by the advertisers at will or on short notice.

•

Display-Based Advertising Revenue. We also earn revenue from a variety of display-based advertising placements on our websites through which our advertising partners can promote their brands in a contextually-relevant manner. While our display-based advertising clients include direct suppliers in the hotel, airline and cruise categories and online travel agencies, we have also broadened our advertiser base to include destination marketing organizations, casinos, resorts and attractions, as well as advertisers from non-travel categories. We generally sell our display-based advertising on a cost per thousand impressions, or CPM, basis. Our display-based advertising products also include a number of custom-built products including the sponsorship of certain site features and functionality, as well as certain customized co-branded features.

•

Subscription-Based, Transaction and Other Revenue. We also offer advertising via a subscription model that is sold for a flat fee per time period. Managed by our Trip for Business division, this advertising product, Business Listings, is currently offered to hotels, B&Bs and other specialty lodging properties and allows subscribers to list a website URL, email address and phone number on TripAdvisor-branded websites as well as to post special offers for travelers. Our Vacation Rentals division allows individual vacation property owners or managers to pay a subscription fee to list properties on our Holiday Lettings and FlipKey websites, as well as on select TripAdvisor-branded websites. Other sources of revenue include selling discounted hotel room nights and coupons on our flash sale website, SniqueAway, and licensing our content to third-party sites.

Strategic Relationships

Expedia Brands

In recent years our commercial arrangements with Expedia businesses, pursuant to which Expedia has purchased click-based advertising from us, have primarily been on a revenue-share basis. For the year ended December 31, 2011, approximately $211 million, or 33%, of our total revenue was derived from Expedia businesses. At the time of the spin-off from Expedia, or the Spin-Off, new commercial arrangements with Expedia-owned brands, including Expedia.com and Hotels.com were implemented. The new arrangements have up to a one year term. For a discussion of these commercial arrangements, see “Note 9— Related Party Transactions” in the notes to our consolidated and combined financial statements.

Other Click-Based Advertisers

We have click-based advertising relationships with the vast majority of the leading online travel agencies globally as well as a variety of travel suppliers pursuant to which these companies purchase traveler leads from us, generally on a CPC basis. These relationships are strategically important to us and most can be terminated by the advertiser at will or on short notice.

Content-Related Partnerships

We have a content licensing program utilized by over 350 partners across the world, including hotel chains, online travel agents, tourist boards, airlines and media sites. TripAdvisor also distributes its content through self-service HTML widgets, which are used on the websites of hotels, restaurants, attractions and destination marketing organizations. These products, which are available at no cost in the TripAdvisor Management Center, allow businesses and destinations to promote themselves by displaying their TripAdvisor ratings, reviews and awards. TripAdvisor widgets are presently found on more than 50,000 unique domains. Partners benefit from our user-generated content, such as reviews, ratings, photos and traveler forums. In addition we power review collection for a growing number of partners such as Accor Hotels and Easytobook.com, enabling them to proactively collect reviews from their own customers post-stay in their own branded environment. We have also developed mobile partnerships with carriers and mobile device manufacturers.

Syndication Partners

We also syndicate our click-based advertising to third-party websites. The largest such syndication relationship is with Yahoo! Travel Guides, pursuant to which we provide “check rates” advertising on the Yahoo! Travel Guides’ hotel pages for a term of more than one year.

Marketing and Promotions

Our marketing programs are intended to build and maintain the value of our brands, promote consumer engagement and contributions, drive qualified clicks to our partners and strategically position our brands in the market. Our long-term success depends on our continued ability to maintain and increase the overall number of consumers flowing through our brand in a cost-effective manner, as well as our ability to attract consumers who will share their own content from their trips. Our marketing channels include SEM and search engine optimization. We also utilize customer relationship marketing in which we send relevant and engaging traveler communications to our members via email. We have a robust global public relations program that yields placements on a constant basis in major print and online publications. We also use social media channels including Facebook and Twitter to deepen customer engagement. We syndicate our content so that other sites can feature TripAdvisor branding and content. Lastly, marketing and product development initiatives are closely tied. We are constantly creating helpful features and functionality so that our consumers can discover more relevant travel and review content that they want to talk about and share with their friends.

Operations and Technology

We have assembled a team of more than 150 highly skilled software engineers, computer scientists, network engineers, and systems engineers whose expertise spans a broad range of technical areas, including a wide variety of open source operating systems, databases, languages, analytics, networking, scalable web architecture, operations, and warehousing technologies. We make significant investments in product and feature development, data management and personalization technologies, scalable infrastructures, networking, data warehousing, and search engine technologies. The TripAdvisor branded websites are powered primarily using Java programming language.

Our systems infrastructure, web and database servers for TripAdvisor branded websites are housed at two geographically separate facilities and have multiple communication links as well as continuous monitoring and engineering support. Each facility is fully self-sufficient and operational with its own hardware, networking, software, and content, and is structured in an active/passive, fully redundant configuration. All software components, data, and content are replicated in multiple datacenters and development centers, as well as being backed up at offsite locations. Our systems are monitored and protected though multiple layers of security.

Competition

We face competition for users, advertisers and travel reviews. Our primary competitors include large search engines, such as Google, Microsoft’s Bing, Yahoo! and Baidu, and online travel agencies such as Expedia and Priceline, and their respective subsidiaries. We also compete with a wide range of other companies, including, among others, Airbnb, Inc., Ctrip.com International, Ltd., HolidayCheck AG, HomeAway.com, Inc., Kayak Software Corporation, Qunar.com Information Technology Co. Ltd., TravelZoo Inc. and Yelp, Inc. As the market evolves for online travel content and the technology supporting it, including new platforms such as mobile and tablet computing devices, we anticipate that the existing competitive landscape will change and new competitors may emerge.

Competition for Content and Travel Reviews

We are the world’s largest global platform for travel-related reviews and opinions. While several regionally-focused competitors do exist, these competitors currently lack the global scale we enjoy, although they could achieve similar scale over time. We also face competition in the travel review space from online travel agencies, such as Expedia and Priceline and their respective subsidiaries, which solicit reviews from travelers who book travel on their websites. Moreover, networks with significant installed user bases such as Google (for example, via Google Places and Google Hotel Finder) have begun to, and other networks or platforms, like Facebook, could choose to, compete more directly with us by attracting and accumulating user-generated travel reviews and opinions or may pursue the acquisition of travel-related content directly from consumers.

Competition for Users

In the competition to attract users, we rely on our ability to acquire traffic through offline brand recognition and brand-direct efforts such as email and online search, whether unpaid or paid. Unpaid search is sometimes referred to as search engine optimization, or SEO, which is the practice of developing websites with relevant and current content that rank well in “organic,” or unpaid, search engine results. SEO can be affected by a number of factors including competitive site content, changes to our website architecture and page designs, changes to search engine ranking algorithms, or changes to display ordering in search engine results such as preferred placement for internal products offered by search engines. SEM is a form of Internet marketing that involves the promotion of websites by increasing their visibility in search engine results pages through the use of paid placement, contextual advertising, and paid inclusion. SEM is a competitive marketplace with competitors continually updating their traffic acquisition strategies and economic models across a large number of keywords and markets.

Competition for Advertisers

We compete with search engines, such as Google, Bing, and Yahoo!, online media companies and ad networks, as well as offline advertising sources, such as television and print media, for travel supplier, online travel agency and other travel-related advertising budgets. These competitors have large client bases and significantly greater resources than we have and competition from these parties could cause us to lose advertising customers or shares of advertising expenditures. However, we believe that our large audience of highly-qualified, highly-engaged users makes TripAdvisor a critical strategic buy for online travel agents and hotel partners.

Intellectual Property

Our intellectual property, including patents, trademarks, copyrights, domain names, trade dress, proprietary technology and trade secrets, is an important component of our business. We rely on our intellectual property rights in our content, proprietary technology, software code, ratings indexes, databases of reviews and forum content, images, videos, graphics and brands. We have acquired some of our intellectual property rights through licenses and content agreements with third parties. These licenses and agreements may place restrictions on our use of the intellectual property.

We protect our intellectual property by relying on our terms of use, confidentiality procedures and contractual provisions, as well as on international, national, state and common law rights. In addition, we enter into confidentiality and invention assignment agreements with employees and contractors, and confidentiality agreements with other third parties. We protect our brands by pursuing the trademark registration of our core brands, such as TripAdvisor and the Owl Logo, maintaining our trademark portfolio, securing contractual trademark rights protection when appropriate, and relying on common law trademark rights when appropriate. We also register copyrights and domain names as deemed appropriate. Additionally, we protect our trademarks, domain names and copyrights with an enforcement program and the use of intellectual property licenses.

We have considered, and will continue to consider, the appropriateness of filing for patents to protect future inventions, as circumstances may warrant. However, many patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by us.

Regulation

We are subject to a number of United States federal and state and foreign laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, libel, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services. In particular, we are subject to United States federal and state and foreign laws regarding privacy and protection of user data. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. United States federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations is often uncertain, particularly in the new and rapidly-evolving industry in which we operate. There are also a number of legislative proposals pending before the United States Congress, various state legislative bodies, and foreign governments concerning data protection which could affect us. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance.

In addition, we provide advertising data and information and conduct marketing activities that are subject to United States federal and state consumer protection laws that regulate unfair and deceptive practices, domestically and internationally. The United States and European Union have begun to adopt legislation that regulates certain aspects of the Internet, including online editorial and user-generated content, user privacy, behavioral targeting and online advertising, taxation, and liability for third-party activities.

United States federal, state and foreign governments are also considering alternative legislative and regulatory proposals that would increase regulation on Internet advertising. It is impossible to predict whether new taxes or regulations will be imposed on our services, and whether or how we might be affected. Increased regulation of the Internet could increase the cost of doing business or otherwise materially adversely affect our business, financial condition or operational results.

Segment and Geographic Areas

We have one reportable segment. Segment and geographical information is contained in “Note 12— Segment Information” in the notes to our consolidated and combined financial statements.

Employees

As of December 31, 2011, we had approximately 1,250 employees. Of these employees, approximately 740 were based in the United States. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that relations with our employees are good.

Seasonality

Expenditures by travel advertisers tend to be seasonal. Traditionally, our strongest quarter has been the third quarter, which is a key travel research period, with the weakest quarter historically being the fourth quarter. However, adverse economic conditions or continued growth of our international operations with differing holiday peaks may influence the typical trend of our seasonality in the future.

Additional Information

Company Website and Public Filings

We maintain a corporate website at www.tripadvisor.com. Except as explicitly noted, the information on our website, as well as the websites of our various brands and businesses, is not incorporated by reference in this Annual Report on Form 10-K, or in any other filings with, or in any information furnished or submitted to, the SEC.

We make available, free of charge through the Investor Relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

Code of Ethics

We post our code of business conduct and ethics, which applies to all employees, including all executive officers, senior financial officers and directors, on our corporate website at www.tripadvisor.com. Our code of business conduct and ethics complies with Item 406 of SEC Regulation S-K and the rules of NASDAQ. We intend to disclose any changes to the code that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for our executive officers, senior financial officers or directors, on our corporate website.

Item 1A.	Risk Factors

An investment in our Common Stock involves risks. You should consider carefully the risks described below together with all of the other information included in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” on page 1 of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

If we are unable to continue to increase visitors to our websites and to cost-effectively convert these visitors into repeat users or contributors, our advertising revenue could decline.

The primary asset that we use to attract traffic to our websites and convert these visitors into repeat users is the content created by users of our websites, particularly such content’s volume, unique nature and organization. Our success in attracting users depends, in part, upon our continued ability to collect, create, organize and distribute high-quality, commercially valuable content in a cost-effective manner at a scale that connects consumers with content that meets their specific interests and enables them to share and interact with the content and supporting communities. There can be no assurances that we will continue to receive content in a cost-effective manner or in a manner that timely meets rapidly changing consumer demand, if at all. Any failure to obtain such content could adversely affect user experiences and reduce traffic driven to our websites, which would make our websites less attractive to advertisers. Any change in the cost structure pursuant to which we obtain our content currently, or in travelers’ relative appreciation of user-based versus expert content, could negatively impact our business and financial performance.

We are subject to periodic changes in search engine algorithms and methodologies and changes in search query trends and display results. Our failure to successfully manage our SEO strategy could result in a substantial decrease in traffic to our websites, as well as increased costs if we were to replace free traffic with paid traffic. Actions beyond our control, such as changes to algorithms by search engine providers such as Google, Bing or Baidu for competitive or other purposes could also negatively impact the ranking of our websites in search engine results.

Even if we succeed in driving traffic to our websites, neither we nor our advertisers or partners may be able to monetize this traffic or otherwise retain consumers. Our failure to do so could result in decreased users and related advertising revenue. Any or all of the above results would adversely affect our business and financial performance.

Our businesses could be negatively affected by changes in search engine algorithms and dynamics, or search engine disintermediation.

We rely heavily on Internet search engines such as Google, including through the purchase of travel-related keywords, to generate traffic to our websites. We obtain a significant amount of traffic via search engines and, therefore, utilize techniques such as SEO and SEM to improve our placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects our paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent.

In addition, to the extent that Google (including Google Places and Google Hotel Finder, and a recently launched comparison travel tool), Bing (including Bing Travel), or other leading search or meta-search engines that have a significant presence in our key markets, disintermediate online travel agencies or travel content providers by offering comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be a material adverse impact on our business and financial performance. For example, during 2011, Google completed its acquisition of flight search technology company ITA Software and separately made changes to its hotel search results, including both expanding and promoting the use of Google Places. To the extent these actions have a negative effect on our search traffic, our business and financial performance could be adversely affected.

Declines or disruptions in the travel industry could adversely affect our businesses and financial performance.

Our businesses and financial performance are affected by the health of the worldwide travel industry. Travel expenditures are sensitive to personal and business discretionary spending levels and tend to decline or grow more slowly during economic downturns. Decreased travel expenditures could reduce the demand for our services, thereby causing a reduction in revenue.

Most recently, beginning in 2008, domestic and global economic conditions deteriorated rapidly, resulting in increased unemployment and a reduction in available budgets for both business and leisure travelers, which slowed spending on the services that we provide. Further weakness in the global economy could create uncertainty for travelers and suppliers, and result in reduced spending by advertisers. These conditions could have a material adverse impact on our business and financial performance.

We derive substantially all of our revenue from advertising and any significant reduction in spending by advertisers could harm our business.

Most of our advertisers can generally terminate their contracts with us at any time or on very short notice. Advertisers will not continue to do business with us if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis, or if we do not deliver advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they will likely stop placing ads on our websites, which would harm our revenues and business. In addition, we cannot guarantee that our current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with us.

Expenditures by advertisers also tend to be cyclical, subject to variation based on budgetary constraints, project cancellation or delay, and to reflect overall economic conditions and buying patterns. If we are unable to generate advertising revenue due to factors outside of our control, our business and financial performance would be adversely affected.

Click-based advertising accounts for the majority of our advertising revenue. If new, more effective advertising models were to emerge, there can be no assurance that we will have the ability to offer these models, or offer them in an effective manner. To the extent new technology platforms, such as mobile and tablet computing, begin to take market share from established platforms, there can be no assurance that our existing advertising models will operate successfully on these new platforms, or work as effectively as on the desktop computer platform.

We rely on a relatively small number of significant advertisers and any reduction in spending by or loss of those advertisers could seriously harm our business.

We derive a substantial portion of our revenue from a relatively small number of significant advertisers. If any of our significant advertisers were to cease or to significantly curtail advertising on our websites, we could experience a rapid decline in our revenue over a relatively short period of time. For example, for the year ended December 31, 2011, Expedia was our most significant advertising customer in terms of revenue, and during 2012 and we expect Expedia to lower its CPC pricing by 10% to 15% from 2011 levels, which we expect will have the effect of reducing Expedia’s aggregate marketing spend with us, which, in turn, could have an adverse effect on our business, financial condition and results of operation. In addition, we entered into a one-year agreement with Expedia in connection with the Spin-Off. If such contract is not subsequently renewed or is renewed on terms less favorable to us, it could have an adverse effect on our business, financial condition and results of operations.

Furthermore, our CPC pricing for click-based advertising depends, in part, on competition between advertisers, with those paying higher CPCs generally getting better advertising placement and more leads from us. If our large advertisers become less competitive with each other, merge with each other, focus more on per click profit than on traffic volume, or are able to reduce CPCs, this would have an adverse impact on our CPCs which would, in turn, have an adverse effect on our business, financial condition and results of operations.

Our success depends upon the acceptance, and successful measurement, of online advertising as an alternative to offline advertising.

We believe that a significant discrepancy exists between the percentage of the advertising market allocated to online advertising and the percentage of consumer time spent on online media consumption as opposed to offline advertising and media consumption. Long-term growth of our business will depend heavily on this distinction between online and offline advertising narrowing or being eliminated, which may not happen in a manner or to the extent that we currently expect. We compete with traditional media for advertising dollars, in addition to websites with higher levels of traffic. If online advertising ceases to be an acceptable alternative to offline advertising, our business, financial condition and results of operations will be negatively impacted.

Because the online marketing industry is relatively new and rapidly evolving, it uses different methods than traditional media to gauge its effectiveness. Some of our potential customers have little or no experience using the Internet for advertising and marketing purposes and have allocated only limited portions of their advertising and marketing budgets to the Internet. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. In particular, we are dependent on our clients’ adoption of new metrics to measure the success of online marketing campaigns. We may also experience resistance from traditional advertising agencies who may be advising our clients. Any lack of growth in the market for various online advertising models could have an adverse effect on our business, financial condition and results of operations.

In addition, if advertisers materially change their transaction attribution models or their return on investment calculations and/or increase their return on investment targets with respect to online advertising in general, or TripAdvisor traffic in particular, they might reduce the prices they are willing to pay for our advertising products, which would have an adverse effect on our business, financial condition and results of operations.

We may experience difficulty in achieving meaningful consumer adoption of, and creating a viable advertising market via, our applications for mobile and tablet computing devices, which could harm our business.

In general, our content was originally designed for users accessing the Internet on a desktop or laptop computer. The number of people who access the Internet through devices other than personal computers has increased substantially in the last few years. Although we have developed services and applications to address the smaller screens, and less convenient typing capabilities of these devices, the efficacy of the mobile advertising market is still developing. Moreover, if our mobile and tablet computing services prove to be less effective for users seeking to research travel through these devices or less economically attractive for advertisers and the wireless and mobile segment of Internet traffic grows at the expense of traditional computer Internet access, we may experience difficulty attracting and retaining traffic and, in turn, advertisers, on these platforms. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that we may encounter in developing versions of our offerings for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of our services on such devices. To the extent that revenue generated from advertising placed on mobile and tablet computing devices becomes more important to our business and we fail to adequately evolve and address this market, our business and financial performance could be negatively impacted.

We rely on the value of our brand and consumer trust in our brand, and the costs of maintaining and enhancing brand awareness are increasing.

We invest in our brand in order to retain and expand our customer base and expect these investments to continue, or even increase, as a result of a variety of factors, including increased spending from competitors, the increasing costs of supporting multiple brands, expansion into geographies and products where our brands are less well known, inflation in media pricing, including SEM keywords, and the continued emergence and relative traffic share growth of search engines and metasearch engines as destination sites for travelers. We expect to continue to invest in, and devote resources to, advertising and marketing, as well as other brand building efforts to preserve and enhance consumer awareness of our brands. Such efforts may not maintain or enhance consumer awareness of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective, or as efficient as they have been historically. If we are unable to maintain or enhance consumer awareness of our brands or to generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.

We face competition from companies and websites that collect travel-related content, which could divert traffic from our websites causing financial harm to us.

We may face increased competition to the extent that competitors pursue a strategy to maximize the creation of commercially valuable online content at significant scale. For example, if any of the large search engines or online travel agencies chose to compete more directly with us in the travel review space, we may face loss of business or other adverse financial consequences since those entities generally possess significantly greater consumer bases, financial resources, distribution channels and patent portfolios. For example, Google Places, with its aggregated reviews and local recommendations, competes with us. Further, Google’s access to more comprehensive data regarding user search queries through its search algorithms gives it a significant competitive advantage over other companies in the industry, including us. If this data is used competitively by Google, sold to online publishers or given away for free, our business may face increased competition from companies, including Google, with substantially greater resources, brand recognition and established market presence. We could also face competition from online travel agents that may be in a position to accumulate and develop a comprehensive offering of travel-related reviews and resources. The barriers to entry for these companies may be limited given their access to travel-related information and relationships with consumers. If online travel agents were to more aggressively pursue our market, the number of visitors to our websites may be negatively affected, which would, in turn, negatively impact our community and ability to collect content and also to reduce our ability to attract advertisers. Online travel agents are also a meaningful source of revenue for us, so if in competing with us, these companies decide to reduce or eliminate their business with us, and it could significantly impact our results of operations and financial condition. Any of these competitors may announce new products, services or enhancements that attract users.

Many of our competitors have significantly greater financial, technical, marketing and other resources compared to us as well as large client bases. In addition, we compete with newspapers, magazines and other traditional media companies that provide offline and online advertising opportunities. We expect to face additional competition as other established and emerging companies enter the travel advertising market. Competition could result in higher traffic acquisition costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites. For example, Google (through its launch of Google Hotel Finder, acquisition of ITA Software, evolution and expansion of Google Places and preferred top placement of Places results in Google organic travel search results) and Microsoft’s Bing (through its launch of Bing Travel) have each taken steps to appeal more directly to travel customers, which could lead to diversion of customer traffic to their own websites or those of a favored partner, or undermine our ability to obtain prominent placement in paid or unpaid search results at a reasonable cost, or at all. Competition in our industry may result in pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and financial performance.

As a distributor and host of Internet content, we face potential liability and expense for legal claims based on the nature and content of the materials that we distribute or create, or that are accessible via our websites.

As a distributor and host of original content and user-generated content, we face potential liability based on a variety of theories, including defamation, libel, negligence, copyright or trademark infringement or other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act, the Copyright Act, the Federal Trade Commission Act, the Digital Millennium Copyright Act, Section 230 of the Communications Decency Act, and the European Union E-Commerce Directive. We may also be exposed to similar liability in connection with content that users post to our websites through forums, blogs, comments, and other social media features. In addition, it is possible that visitors to our websites could make claims against us for losses incurred in reliance upon information provided via our websites. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. If we become subject to these or similar claims and are not successful in our defense, we may be forced to pay substantial damages. There is no guarantee that we will avoid future liability and potential expenses for legal claims based on the content available on our websites. Should the content distributed through our websites violate the rights of others or otherwise give rise to claims against us, we could be subject to substantial liability, which could have a negative impact on our business and financial performance.

Loss of trust in our brand would harm our reputation and adversely affect our business, financial condition and results of operations. Our success depends on attracting a large number of users to our websites, and retaining such users, and providing leads and clicks to advertisers. In order to attract and retain users, we must remain a valuable source of travel advice. Because of our reliance on user-generated content, we must continually manage and monitor our content and detect incorrect or fraudulent information. For example, hotels, hotel competitors, or others, in an attempt to improperly influence a hotel’s reviews and rankings, sometimes write and submit fraudulent or otherwise misleading reviews. If a significant amount of inaccurate or fraudulent information were not detected and removed by us in a timely manner, or if a significant amount of information was deemed by users or the media to be inaccurate or fraudulent, our brand, business and reputation could be harmed. Any damage to our reputation could harm our ability to attract and retain users, employees and advertisers, which would adversely affect our business and financial performance. In addition, significant adverse news reports or media, industry or consumer coverage of us would reflect poorly on our brands and could have an adverse effect on our business and financial performance.

We are dependent upon the quality of traffic in our network to provide value to online advertisers, and any failure in our quality control could have a material adverse effect on the value of our websites to our advertisers and adversely affect our revenue.

We use technology and processes to monitor the quality of, and to identify any anomalous metrics associated with, the Internet traffic that we deliver to online advertisers. These metrics may be indicative of low quality clicks such as non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic, or traffic that online advertisers deem to be invalid, will be delivered to such online advertisers. As a result, we may be required to credit amounts owed to us by our advertisers. Furthermore, low-quality or invalid traffic may be detrimental to our relationships with advertisers, and could adversely affect our advertising pricing and revenue.

New technologies could block our ads, which would harm our business.

Technologies have been developed that can block the display of online ads and that provide tools to users to opt out of some web-based advertising products. We derive most of our revenues from fees paid to us by advertisers in connection with the display of ads on web pages for our users. As a result, these technologies and tools could adversely affect our business and financial performance.

Unfavorable media coverage could negatively affect our business.

We receive significant media coverage in our various geographic markets. Unfavorable publicity regarding, for example, our privacy practices, product changes, the accuracy of user-generated content, product quality, litigation or regulatory activity could adversely affect our reputation with our site users and our advertisers. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.

If we do not continue to innovate and provide tools and services that are useful to travelers, we may not remain competitive, and our business and financial performance could suffer.

Our success depends in part on continued innovation to provide features and services that make our websites and mobile and tablet computing applications useful for travelers. Our competitors are continually developing innovations in online travel-related services and features. If we are unable to provide quality features and services that travelers want to use, then travelers may become dissatisfied and use a competitor’s offerings. If we are unable to continue offering innovative products and services, we may be unable to attract additional users, which could adversely affect our business and financial performance.

Our culture emphasizes rapid innovation and prioritizes user engagement over short-term financial results.

We have a culture that encourages employees to quickly develop and release new and improved products, which may at times result in unintended consequences or decisions that are poorly received by users or advertisers. Our culture also prioritizes user engagement, or website “stickiness,” over short-term financial results. We have taken actions in the past and may continue to make product decisions going forward that have the effect of reducing our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience and will thereby improve our financial performance over the long-term. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with users and advertisers, and our business and results of operations could be harmed.

We may not be able to successfully expand into the vacation rental marketplace.

We offer vacation rental services through our U.S.-based FlipKey and U.K.-based HolidayLettings businesses, as well through various partnerships. The online vacation rental market is relatively new and is rapidly evolving, and limited data is currently available regarding the market and industry. Our vacation rental services may not succeed, and, even if successful, our revenues may not increase. These new services could also increase our operating costs. Furthermore, a larger competitor exists in the vacation rental space, with significantly more users and listed properties, and new competitors with significant financial resources are continually emerging. If property owners and managers do not perceive the benefits of marketing their properties online or marketing their properties with several intermediaries, then the market for our services may not develop as expected, or it may develop more slowly than expected, either of which would slow the growth of our business and revenues.

Growth in use of TripAdvisor through our mobile products as a substitute for use on personal computers may negatively affect our revenue and financial results.

Approximately 13 million downloads of our mobile applications have occurred as of December 31, 2011 and we estimate an average of 16 million monthly unique users on mobile devices, up from 2 million downloads and 4 million monthly unique users at the end of 2010. We anticipate that the rate of growth in mobile users will continue to exceed the growth rate of our overall users for the foreseeable future, in part due to our focus on developing mobile products to encourage mobile usage of TripAdvisor. Although the substantial majority of our mobile users also access and engage with our websites on personal computers where we display advertising, our users could decide to increasingly access our products primarily through mobile devices. We do not currently display graphic advertising on smartphones and our mobile monetizing strategies are still developing. If users continue to increasingly access our mobile products as a substitute for access through personal computers, and if we are unable to successfully improve monetization strategies for our mobile users, our revenue and financial results may be negatively affected.

We may be subject to claims that we violated intellectual property rights of others, which claims are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in the Internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past, and may in the future receive, notices that claim we have misappropriated or misused other parties’ intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents and trademarks, which cover significant aspects of our technologies or content. Any intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology or content found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, or content, which could require significant effort and expense and make us less competitive in the relevant market. Any of these results could harm our business and financial performance.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

In connection with the Spin-Off, we entered into a term loan in the amount of $400 million, as well as a revolving credit facility of $200 million. These arrangements may limit our ability to secure significant additional financing in the future on favorable terms. Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control.

In addition, we may be unable to secure additional financing or financing on favorable terms, or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time (if any). Furthermore, if financing is not available when needed or is not available on favorable terms, we may be unable to issue or repurchase equity, develop new or enhanced existing services, complete acquisitions or otherwise take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution.

We have significant indebtedness, which could adversely affect our business and financial condition.

The face value of our term loan totals $400 million. Risks relating to our indebtedness include:

•	Increasing our vulnerability to general adverse economic and industry conditions;

•

Requiring us to dedicate a portion of our cash flow from operations to principal and interest payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	Making it more difficult for us to optimally capitalize and manage the cash flow for our businesses;

•	Limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	Possibly placing us at a competitive disadvantage compared to our competitors that have less debt;

•	Limiting our ability to borrow additional funds or to borrow funds at rates or on other terms that we finds acceptable; and

•	Exposing us to the risk of increased interest rates because our outstanding debt is expected to be subject to variable rates of interest.

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our term loan and revolving credit facility will allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify.

The agreements that govern our credit facility contain various covenants that limit our discretion in the operation of our business and also require us to meet financial maintenance tests and other covenants. The failure to comply with such tests and covenants could have a material adverse effect on us.

In connection with the Spin-Off, we entered into a new credit agreement providing for a revolving credit facility with a borrowing capacity of $200 million and a term of five years, as well as a five-year, $400 million term loan to TripAdvisor Holdings, LLC. The agreements that govern the term loan and revolving credit facility contain various covenants, including those that limit our ability to, among other things:

•	Incur indebtedness;

•	Pay dividends on, redeem or repurchase our capital stock;

•	Enter into certain asset sale transactions, including partial or full spin-off transactions;

•	Enter into secured financing arrangements;

•	Enter into sale and leaseback transactions; and

•	Enter into unrelated businesses.

These covenants may limit our ability to optimally operate our business.

In addition, our term loan and revolving credit facility require that we meet certain financial tests, including an interest coverage test and a leverage ratio test.

Any failure to comply with the restrictions of our term loan credit facility may result in an event of default under the agreements governing such facilities. Such default may allow the creditors to accelerate the debt incurred under thereunder. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds (including periodic rollovers of existing borrowings).

We may be unable to make the changes necessary to operate effectively as an independent public entity.

As an independent entity, Expedia has no obligation to provide financial, operational or organizational assistance to us, other than (i) limited services pursuant to the transition services agreement between Expedia and us and (ii) limited obligations to cooperate and exchange information in connection with certain tax matters pursuant to the tax sharing agreement between Expedia and us. Among other things, as an independent entity, we are subject to, and responsible for, regulatory compliance, including periodic public filings with the SEC and compliance with securities exchange listing requirements, as well as generally applicable tax and accounting rules. Without assistance from Expedia, we may not be able to implement the changes necessary to operate as an independent public entity successfully.

Conflicts of interest, or the appearance of conflicts of interest, may develop between the management and directors of Expedia, on the one hand, and our management and directors, on the other hand.

Some members of the management and some directors of Expedia and TripAdvisor own both Expedia capital stock and our capital stock. This ownership overlap could create, or appear to create, potential conflicts of interest when Expedia’s and our directors and executive officers face decisions that could have different implications for Expedia and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Expedia and us regarding terms of the agreements governing the Spin-Off and our relationship with Expedia following the Spin-Off, including the separation agreement, the employee matters agreement, the tax sharing agreement, the transition services agreement between us and Expedia or any commercial agreements between us and Expedia. Potential conflicts of interest could also arise if we enter into commercial arrangements with Expedia in the future.

In addition, Mr. Diller serves as the Chairman of our Board of Directors and as our Senior Executive, while retaining his role as Chairman and Senior Executive of Expedia; Mr. Khosrowshahi serves as a director of TripAdvisor while retaining his role as President, Chief Executive Officer and director of Expedia; and Mr. Kaufman serves a director of TripAdvisor while retaining his role as Vice Chairman and director of Expedia. The fact that Messrs. Diller, Khosrowshahi and Kaufman hold positions with both Expedia and us could create, or appear to create, potential conflicts of interest for Messrs. Diller, Khosrowshahi and Kaufman when they face decisions that may affect both us and Expedia. Messrs. Diller, Khosrowshahi and Kaufman may also face conflicts of interest with regard to the allocation of their time between us and Expedia. Involvement with entities other than us or Expedia could also create potential conflicts; for example, Messrs. Diller and Kaufman hold significant positions at IAC.

In connection with its 2005 spin-off from IAC, Expedia adopted “corporate opportunity” provisions in its amended and restated certificate of incorporation that generally provide that no officer or director of Expedia who is also an officer or director of IAC will be liable to Expedia or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to IAC instead of Expedia, or does not communicate information to Expedia regarding a corporate opportunity that the officer or director has directed to IAC. Such provisions remain in effect following the Spin-Off. We have a similar provision in our certificate of incorporation with respect to our officers or directors who are also officers or directors of Expedia (or IAC). In addition, Expedia’s amended and restated certificate of incorporation has been reciprocally and similarly amended such that Expedia renounces any interest or expectancy in certain corporate opportunities, which generally have the effect that no officer or director of Expedia who is also an officer or director of TripAdvisor will be liable to Expedia or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to us instead of Expedia, or does not communicate information to Expedia regarding a corporate opportunity that the officer or director has directed to us. The corporate opportunity provisions may have the effect of exacerbating the risk of conflicts of interest between Expedia and us because the provisions effectively shield an overlapping director/executive officer from liability for breach of fiduciary duty in the event that such director or officer chooses to direct a corporate opportunity to us instead of to Expedia or vice versa.

If the Spin-Off, together with certain related transactions, were to fail to qualify as a transaction that is generally tax free for U.S. federal income tax purposes, we could be subject to significant tax liabilities.

As a condition to the completion of the Spin-Off, Expedia obtained a private letter ruling from the Internal Revenue Service, or the IRS, along with an opinion of counsel, satisfactory to the Expedia Board of Directors regarding the qualification of the Spin-Off, together with certain related transactions, as a transaction that is generally tax free for U.S. federal income tax purposes under Sections 355 and 368(a) (1) (D) of the Internal Revenue Code of 1986, as amended, or the Code. The IRS private letter ruling and the opinion of counsel were based on, among other things, certain facts, assumptions as well as the accuracy of certain representations, statements and undertakings that Expedia and we made to the IRS and to counsel. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if we or Expedia breach any of the covenants, the IRS private letter ruling and the opinions of counsel may be invalid.

Moreover, the IRS private letter ruling does not address all the issues that are relevant to determining whether the Spin-Off qualifies as a transaction that is generally tax free for U.S. federal income tax purposes. Notwithstanding the IRS private letter ruling and/or the opinion of counsel, the IRS could determine that the Spin-Off should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings that were included in the request for the IRS private letter ruling or on which the opinion of counsel was based is false or has been violated or if it disagrees with the conclusions in the opinion of counsel that are not covered by any IRS ruling.

Under the tax sharing agreement between us and Expedia, we are generally required to indemnify Expedia for any taxes resulting from the Spin-Off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by us described in the covenants in the tax sharing agreement, (ii) any acquisition of our equity securities or assets or those of a member of our group, or (iii) any failure of the representations with respect to us or any member of our group to be true or any breach by us or any member of our group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel.

We may not be able to engage in desirable strategic transactions and equity issuances due to our tax sharing agreement with Expedia.

Our ability to engage in significant stock transactions could be limited or restricted after the Spin-Off in order to preserve the tax free nature of the Spin-Off to Expedia. U.S. federal income tax law provides that the Spin-Off would be taxable to Expedia, but not to its stockholders, if such Spin-Off is part of a “plan or series of related transactions” pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest (by vote or value) in us or Expedia. Acquisitions that occur during the four-year period that begins two years before the date of the Spin-Off are presumed to occur pursuant to a plan or series of related transactions, unless it is established that the acquisition is not pursuant to a plan or series of transactions that includes the Spin-Off. U.S. Treasury regulations currently in effect generally provide that whether an acquisition and a spin-off are part of a plan is determined based on all of the facts and circumstances, including, but not limited to, specific factors described in the Treasury regulations. In addition, the Treasury regulations provide several “safe harbors” for acquisitions that are not considered to be part of a plan or series of related transactions.

These rules will limit our ability during the two-year period following the Spin-Off to enter into certain transactions that might be advantageous to us and our stockholders, particularly issuing equity securities to satisfy financing needs, repurchasing equity securities, and, under certain limited circumstances, acquiring businesses or assets with equity securities or agreeing to be acquired.

Under the tax sharing agreement, there are restrictions on our ability to take such actions that could cause the Spin-Off to fail to qualify as a tax free transaction prior to January 21, 2014.

In addition, a sale or disposition of the stock of Expedia or our stock by certain persons that own 5% or more of any class of our stock could disqualify the tax free status of the Spin-Off. Liberty Interactive Corporation and its affiliates own stock of TripAdvisor representing 62.4% by vote and 30.5% beneficial ownership. Accordingly, in evaluating our ability to engage in certain transactions involving our equity securities, it is possible that Expedia and we will need to take into account the activities of Liberty Interactive Corporation and its affiliates.

We rely on information technology to operate our business and maintain competitiveness, and any failure to adapt to technological developments or industry trends could harm our businesses.

We depend on the use of sophisticated information technologies and systems. As our operations grow in size and scope, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our services in response to competitive service and product offerings. The emergence of alternative platforms such as mobile and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner.

Our international operations involve additional risks and our exposure to these risks will increase as our business expands globally.

We operate in a number of jurisdictions outside of the United States and intend to continue to expand our international operations. To achieve widespread acceptance in new countries and markets, we must continue to tailor our services and business model to the unique circumstances of such countries and markets, which can be difficult, costly and divert management and personnel resources. Failure to adapt practices and models effectively to each country into which we expand could slow our international growth.

We have businesses operating in China, which create particular risks and uncertainties relating to the laws in China. We operate in China under the brands daodao.com and kuxun.cn. The success of these businesses, and of any future investments in China, is subject to risks and uncertainties regarding the application, development and interpretation of China’s laws and regulations.

The laws and regulations of China restrict foreign investment in areas including air-ticketing and travel agency services, Internet content provision, mobile communication and related businesses. Although we have established effective control of our Chinese businesses through a series of agreements, future developments in the interpretation or enforcement of Chinese laws and regulations or a dispute relating to these agreements could restrict our ability to operate or restructure these businesses or to engage in strategic transactions.

Other risks faced by us as a result of our international operations, including our operations in China, include:

•	Political instability;

•	Threatened or actual acts of terrorism;

•	Regulatory requirements, including the Foreign Corrupt Practices Act and newly enacted U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•	Ability to comply with additional U.S. laws applicable to U.S. companies operating internationally as well as local laws and regulations;

•	Diminished ability to legally enforce contractual rights;

•	Increased risk and limits on enforceability of intellectual property rights;

•	Possible preferences by local populations for local providers;

•	Restrictions on, or adverse consequences related to, the withdrawal of non-U.S. investment and earnings;

•	Currency exchange restrictions, particularly conversion of the U.S. dollar into Chinese renminbi;

•	Restrictions on repatriation of cash as well as restrictions on investments in operations in certain countries;

•	Exchange rate fluctuations and the risks and costs inherent in hedging such exposures;

•	Financial risk arising from transactions in multiple currencies;

•	Slower adoption of the Internet as an advertising, broadcast and commerce medium in certain of those markets as compared to the United States;

•	Difficulties in managing staffing and operations due to distance, time zones, language and cultural differences; and

•	Uncertainty regarding liability for services, content and intellectual property rights, including uncertainty as a result of local laws and lack of precedent.

We depend on our key personnel.

Our future success depends upon the continued contributions of our senior corporate management. In particular, the contributions of Barry Diller, our Chairman and Senior Executive, and Stephen Kaufer, our President, Chief Executive Officer and a director, are critical to our overall management. Our future success will depend on the performance of our senior management and key employees. We cannot ensure that we will be able to retain the services of these key personnel or any other member of our senior management or key employees, the loss of whom could seriously harm our business. We do not maintain any key person life insurance policies.

In addition, competition remains intense for well-qualified employees in certain aspects of our business, including software engineers, developers, product management and development personnel, and other technology professionals. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.

Changing laws, rules and regulations and legal uncertainties may adversely affect our business or financial performance.

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to the Internet and online commerce, Internet advertising, consumer protection and privacy. Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, increase costs and/or subject us to additional liabilities.

For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet and online commerce that may relate to liability for information retrieved from or transmitted over the Internet, online editorial and user-generated content, user privacy, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services. Our current business partner arrangements with third parties, including Facebook, could be negatively impacted to the extent that more restrictive privacy laws or regulations are enacted, particularly in the United States or European

Union. In addition, enforcement authorities in the United States continue to rely on their authority under existing consumer protection laws to take action against companies relating to data privacy and security practices. The growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.

Mr. Diller currently is a controlling shareholder. If Mr. Diller ceases to be a controlling shareholder, Liberty Interactive Corporation may effectively be a controlling shareholder.

Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of our Common Stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires separate class votes). Upon Mr. Diller’s ceasing to serve in his capacity as Chairman or his becoming disabled, Liberty Interactive Corporation may effectively control the voting power of our capital stock through its ownership of our common shares.

Our effective tax rate is impacted by a number of factors that could have a material impact on our financial results and could increase the volatility of those results.

Due to the global nature of our business, we are subject to income taxes in the United States and other foreign jurisdictions. In the event we incur net income in certain jurisdictions but incur losses in other jurisdictions, we generally cannot offset the income from one jurisdiction with the loss from another, which could increase our effective tax rate. Furthermore, significant judgment is required to calculate our worldwide provision for income taxes. In the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain. By virtue of our previously filed separate company and consolidated income tax returns with Expedia we are routinely under audit by federal, state and foreign taxing authorities. Although we believe our tax estimates are reasonable, the final determination of audits could be materially different from our historical income tax provisions and accruals. The results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made.

Additionally, we earn an increasing portion of our income, and accumulate a greater portion of cash flow, in foreign jurisdictions. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on our U.S. tax expense and cash flows.

We cannot be sure that our intellectual property is protected from copying or use by others, including potential competitors.

Our websites rely on content, brands and technology, much of which is proprietary. We protect our proprietary content, brands and technology by relying on a combination of trademarks, copyrights, trade secrets, patents and confidentiality agreements. In connection with our license agreements with third parties, we seek to control access to, and the use and distribution of, proprietary technology, content and brands. Even with these precautions, it may be possible for another party to copy or otherwise obtain and use our proprietary technology, content or brands without authorization or to develop similar technology, content or brands independently. Effective trademark, copyright, patent and trade secret protection may not be available in every jurisdiction in which our services are made available, and policing unauthorized use of our proprietary technology, content and brands is difficult and expensive. Therefore, in certain jurisdictions, we may be unable to protect our proprietary technology, content and brands adequately against unauthorized third-party copying or use, which could adversely affect our business or ability to compete. We cannot be sure that the steps we have taken will prevent misappropriation or infringement of proprietary technology, content or brands. Any misappropriation or violation of our rights could have a material adverse effect on our business. Furthermore, we may need to go to court or other tribunals to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention. Our failure to protect our intellectual property in a cost-effective or effective manner could have a material adverse effect on our business and ability to protect our technology, content and brands.

We currently license from third parties, and from Expedia, some of the technologies, content and brands incorporated into our websites. As we continue to introduce new services that incorporate new technologies, content and brands, we may be required to license additional technology, content or brands. We cannot be sure that such technology, content and brand licenses will be available on commercially reasonable terms, if at all.

We are subject to foreign exchange risk.

We conduct a significant and growing portion of our business outside the United States. As a result, we face exposure to movements in currency exchange rates, particularly those related to the euro, British pound sterling, Canadian dollar, Australian dollar, Singapore dollar and Chinese renminbi.

These exposures include, but are not limited to re-measurement gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur.

Depending on the size of the exposures and the relative movements of exchange rates, if we were to choose not to hedge or were to fail to hedge effectively our exposure, we could experience a material adverse effect on our financial statements and financial condition. As seen in some recent periods, in the event of severe volatility in exchange rates the impact of these exposures can increase, and the impact on results of operations can be more pronounced. In addition, the current environment and the increasingly global nature of our business have made hedging these exposures both more complex and costly. Historically, we have not hedged translation risks as cash flows from its international operations were generally reinvested locally; therefore we could incur unanticipated translation gains and losses.

System interruption and the lack of redundancy in some of our internal information systems may harm our business.

We rely on computer systems to deliver content and services. We have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent us from efficiently fulfilling orders or providing content and services to users and third parties. Significant interruptions, outages or delays in internal systems, or systems of third parties that we rely upon including multiple co-location providers for data centers and network access, or deterioration in the performance of any such systems, would impair our ability to process transactions or display content and decrease the quality of the services we offer to travelers and users. These interruptions could include security intrusions and attacks on our systems for fraud or service interruption (called “denial of service” or “bot” attacks). If we were to experience frequent or persistent system failures, our business, reputations and brand could be harmed.

In addition, we lack backup systems or contingency plans for certain critical aspects of our operations or business processes. Many other systems are not fully redundant and their disaster recovery or business continuity planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact or interrupt computer or communications systems or business processes at any time. Although we have put measures in place to protect certain portions of our facilities and assets, any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing content and services to users, travelers and/or third parties for a significant period of time. Remediation may be costly and we may not have adequate insurance to cover such costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.

We process, store and use personal information and other data, which subjects us to risks stemming from possible failure to comply with governmental regulation and other legal obligations and potential liability related to security breaches.

We may acquire personal or confidential information from users of our websites and mobile applications. There are numerous laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. It is possible, however, that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to users or other third parties, or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against the relevant company by consumer advocacy groups or others and could cause our customers and members to lose trust in us, which could have an adverse effect on our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies, including us, with users in Europe and increased costs of compliance. We have collaborations with other online service providers that involve exchanges of user information, and these practices may attract increased regulatory scrutiny in the United States and Europe in the future.

Potential security breaches to our systems, whether resulting from internal or external sources, could significantly harm our business. There can be no guarantee that our existing security measures will prevent all possible security breaches or attacks. A party, whether internal or external, that is able to circumvent our security systems could misappropriate user information or proprietary information or cause significant interruptions in our operations. In the past, we have experienced “denial-of-service” type attacks on our systems that have made portions of our websites unavailable for short periods of time as well as unauthorized access of our systems and data. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches, and reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. Security breaches could also cause travelers and potential users to lose confidence in our security, which would have a negative effect on the value of our brand. Failure to adequately protect against attacks or intrusions, whether for our own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on financial performance.

Acquisitions and investments by us could result in operating and financial difficulties.

We have acquired a number of businesses in the past, and our future growth may depend, in part, on future acquisitions, any of which could be material to our financial condition and results of operations. Certain financial and operational risks related to acquisitions that may have a material impact on our business are:

•

Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences;

•	Expected and unexpected costs incurred in identifying and pursuing acquisitions, and performing due diligence on potential acquisition targets that may or may not be successful;

•	Diversion of management’s attention or other resources from our existing business;

•	Difficulties and expenses in integrating the operations, products, technology, privacy protection systems, information systems or personnel of the acquired company;

•	Impairment of relationships with employees, suppliers and affiliates of our business and the acquired business;

•	The assumption of known and unknown debt and liabilities of the acquired company;

•	Failure of the acquired company to achieve anticipated traffic, revenues, earnings or cash flows or to retain key management or employees;

•	Failure to generate adequate returns on acquisitions and investments;

•	Entrance into markets in which we have no direct prior experience and increased complexity in our business;

•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions; and

•	Adverse market reaction to acquisitions.

Moreover, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies, including as they relate to creation, ownership and rights in intellectual property and compliance with laws and contractual requirements. Our failure to address these risks or other problems encountered in connection with past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

We may be unable to access capital when necessary or desirable.

The availability of funds depends in significant measure on capital markets and liquidity factors over which we have no control. In light of periodic uncertainty in the capital and credit markets, there can be no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments.

Furthermore, we are also accumulating a greater portion of our cash flows in foreign jurisdictions than previously and the repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, may result in additional U.S. income tax expense.

We are currently relying on the “controlled company” exemption under NASDAQ Stock Market Listing Rules, pursuant to which “controlled companies” are exempt from certain corporate governance requirements otherwise applicable under NASDAQ listing rules.

The NASDAQ Stock Market Listing Rules exempt “controlled companies,” or companies of which more than 50% of the voting power is held by an individual, a group or another company, from certain corporate governance requirements, including those requirements that:

•	A majority of the Board of Directors consist of independent directors;

•	Compensation of officers be determined or recommended to the Board of Directors by a majority of its independent directors or by a compensation committee comprised solely of independent directors; and

•	Director nominees be selected or recommended to the Board of Directors by a majority of its independent directors or by a nominating committee that is composed entirely of independent directors.

We currently rely on the controlled company exemption from the above requirements. Accordingly, our stockholders will not be afforded the same protections generally as stockholders of other NASDAQ-listed companies with respect to corporate governance for so long as we rely on these exemptions from the corporate governance requirements.

If we are unable to successfully maintain effective internal control over financial reporting, investors may lose confidence in our reported financial information and our stock price and business may be adversely impacted.

As a public company, we are required to maintain internal control over financial reporting and our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Additionally, we are required to disclose in our Annual Reports on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting and a registered public accounting firm’s attestation report on this assessment. If we are not successful in maintaining effective internal control over financial reporting, there could be inaccuracies or omissions in the consolidated financial information we are required to file with the SEC. Additionally, even if there are no inaccuracies or omissions, we could be required to publicly disclose the conclusion of our management that our internal control over financial reporting or disclosure controls and procedures are not effective. These events could cause investors to lose confidence in our reported financial information, adversely impact our stock price, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits that could be costly to resolve and distract management’s attention, limit our ability to access the capital markets or cause our stock to be delisted from The NASDAQ Global Select Market or any other securities exchange on which we are then listed.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We have never operated as a stand-alone public company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as part of Expedia. As a public company, we will be subject to rules and regulations that regulate corporate governance practices of public companies, including the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002, as amended, and rules promulgated by NASDAQ. We expect that compliance with these public company requirements will make some activities more time consuming and may result in a diversion of management’s time and attention from revenue—generating activities. For example, we have created new board committees, adopted new internal controls and disclosure controls and procedures, and have devoted and will devote significant management resources to our SEC reporting requirements. A number of those requirements will require us to carry out activities we had not done previously. In addition, we are in the process of migrating our accounting platform to a new accounting system, which we believe provides us with the ability to expand our accounting capabilities as our business grows while providing the necessary accounting controls needed for compliance with the Sarbanes-Oxley Act. Any delay in the implementation of, or disruption in the transition to, our new and enhanced accounting system could adversely affect our ability to timely and accurately report financial information, including the filing of our quarterly or annual reports with the SEC. When we convert from our prior systems, data integrity problems or other issues may be discovered that if not corrected could impact our business or financial results. We may need to implement additional systems or transition to other new systems that require new expenditures in order to function effectively as a public company. For example, we must document and test our internal control procedures, our management will need to assess and report on our internal control over financial reporting and our registered public accounting firm will need to issue an opinion on that assessment and the effectiveness of those controls. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our registered public accounting firm identify a material weakness or significant deficiency in our internal control over financial reporting), we may be required to devote additional management attention to rectify those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. There can be no assurance that our implementation of additional systems or transition to new systems will be successful, or that such implementation or transition will not present unforeseen costs or demands on our management.

The price of our Common Stock may be volatile.

There has been a public market for our Common Stock only since the Spin-Off in December 2011. The market price of our Common Stock is affected by a number of factors, including:

•	Changes in earnings estimates or recommendations by securities analysts;

•	The announcement of new products or product enhancements by us or our competitors;

•	Developments in our industry;

•	Developments in administrative proceedings or litigation related to intellectual property rights;

•	Changes in governmental regulations;

•	Quarterly variations in our or our competitors’ results of operations; and

•	General market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

We have never declared or paid any cash dividends on our Common Stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Future sales of shares of our Common Stock in the public market, or the perception that such sales may occur, may depress our stock price.

We have been a public company only since December 2011. For the one-week period ended December 31, 2011, the average daily trading volume of our Common Stock on The NASDAQ Global Select Market was slightly above 2 million shares. If our existing stockholders or their distributees sell substantial amounts of our Common Stock in the public market, the market price of the Common Stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of Common Stock could also depress the trading price of our Common Stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

A decline in the price of shares of our Common Stock might impede our ability to raise capital through the issuance of additional shares of our Common Stock or other equity securities.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

•	Authorize the issuance of preferred stock which can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to those of our Common Stock;

•

Stipulate that the Chairman of the Board of Directors may only be removed without cause by the affirmative vote of at least 80% of the entire Board of Directors and such provision may not be amended, altered, changed or repealed or any provision inconsistent therewith adopted without the approval of at least (i) 80% of the entire Board of Directors and (ii) 80% of the voting power of our outstanding voting securities; and

•	Prohibit our stockholders from filling board vacancies or calling special stockholder meetings.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by our then-current Board of Directors, including a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our Board of Directors could cause the market price of our Common Stock to decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 108,000 square feet for our corporate headquarters in Newton, Massachusetts, pursuant to a lease with an expiration date of April 2015.

We also lease an aggregate of approximately 112,000 square feet at 18 other locations across North America, Europe and Asia Pacific, primarily for our international management teams, sales offices, and subsidiary headquarters, pursuant to leases with expiration dates through December 2015.

We believe that our current facilities are adequate for our current operations and that additional leased space can be obtained on reasonable terms if needed.

Item 3.	Legal Proceedings

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Rules of the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10%

of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that TripAdvisor and our subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock began trading on The NASDAQ Global Select Market, or NASDAQ, on December 21, 2011 under the trading symbol “TRIP.” Our Class B Common Stock is not listed and there is no established public trading market for it.

The following table sets forth, for the periods indicated, the intra-day high and low sale prices per share of our Common Stock as reported on NASDAQ during the period indicated.

	High	Low
2011:
Quarter ended December 31 (beginning on December 21, 2011):	$30.00	$23.99

Stockholders

As of March 8, 2012, there were 121,190,064 outstanding shares of our Common Stock held by 3,271 stockholders of record, and the closing price of our Common Stock was $31.26 on NASDAQ. As of March 8, 2012, there were 12,799,999 outstanding shares held by one stockholder of record for our Class B Common Stock.

Dividends

Our Board of Directors did not declare any dividends from the period from December 21, 2011 through December 31, 2011.

Unregistered Sales of Equity Securities

During the period from December 21, 2011 through December 31, 2011, we did not issue or sell any shares of our Common Stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Our Board of Directors did not authorize the repurchase of any shares during the period from December 21, 2011 through December 31, 2011.

Item 6.	Selected Financial Data

We have derived the following selected financial data presented below from the consolidated and combined financial statements and related notes. The information set forth below is not necessarily indicative of future results and should be read in conjunction with the consolidated and combined financial statements and related notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31,
	2011	2010	2009	2008	2007(1) (unaudited)
(in thousands, except per share data)
Consolidated and Combined Statements of Operations Data:
Revenue	$426,045	$313,525	$212,375	$200,578	$125,211
Related-party revenue from Expedia	211,018	171,110	139,714	97,668	77,180

Total Revenue	637,063	484,635	352,089	298,246	202,391
Income from operations	272,757	226,300	168,178	124,883	85,165
Net income attributable to TripAdvisor, Inc.	177,677	138,776	102,427	72,371	52,050
Net income per share attributable to TripAdvisor, Inc. available to common shareholders:
Basic(2)	$1.33	$1.04	$0.77	$0.54	$0.39
Diluted(2)	1.32	1.04	0.77	0.54	0.39
Shares used in computing income (loss) per share:
Basic(2)	133,461	133,461	133,461	133,461	133,461
Diluted(2)	134,865	133,461	133,461	133,461	133,461

Year Ended December 31,
	2011	2010	2009	2008	2007(1) (unaudited)
(in thousands, except per share data)
Consolidated and Combined Balance Sheet Data:
Working Capital (deficit)	$147,929	$34,112	$(78,560)	$(201,962)	$(166,627)
Total assets	835,886	722,889	574,826	515,963	386,857
Long-term debt, less current portion(3)	380,000	—	—	—	—
Invested equity(3)	—	539,632	389,914	242,900	165,745
Total stockholders’ equity(3)	293,537	—	—	—	—

(1)	Includes the results of Smarter Travel since its acquisition in February 2007.
(2)	See “Note 17— Earnings Per Share” in the notes to the consolidated and combined financial statements below regarding our method of calculation of our Basic and Diluted weighted average shares used to calculate our earnings per share numbers.
(3)	See “Note 1— Organization and Basis of Presentation” in the notes to the consolidated and combined financial statements below regarding long-term debt and recapitalization of our equity related to our spin-off from Expedia, Inc.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the world’s largest online travel company, empowering users to plan and have the perfect trip. Our travel research platform aggregates reviews and opinions from our community about destinations, accommodations (including hotels, resorts, motels, B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. Our branded websites include tripadvisor.com in the United States and localized versions of the website in 29 other countries, including in China under the brand daodao.com. Our-branded websites globally received more than 50 million unique visitors in January 2012, according to comScore, and we have built a marketable base of more than 20 million members and over 60 million reviews and opinions. Beyond travel-related content, our websites also include links to the websites of our advertisers, including travel advertisers, allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we manage and operate websites under 18 other travel media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector.

Executive Summary

Our financial results are dependent on our ability to drive our click-based advertising revenue and continue to invest in areas of potential growth, including our social, mobile and global initiatives as well as our subscription-based businesses, which include vacation rentals and business listings. We have leveraged our position as the largest online travel company to become a critical partner for online advertisers – including hotels, online travel agencies and other travel-related service providers – by providing our customers with access to our large audience of highly-qualified, highly-engaged users. The key drivers of our click-based advertising revenue are described below, as well as a summary of our key growth areas and the current trends impacting our business. In December 2011, Expedia, Inc., or Expedia, spun out the TripAdvisor business into a stand-alone public company. This transaction is described in more detail in the section entitled “—Spin-Off” below.

Key Drivers of Click-Based Advertising Revenue

In the year ended December 31, 2011, 79% of our total revenue came from our core cost-per-click, or CPC, based lead generation product. The key drivers of our click-based advertising revenue include the growth in hotel shoppers, user conversion and lead pricing. Total traffic growth, or growth in monthly visits from unique IP addresses (as defined below), is reflective of our overall brand growth. We continue to refine our ability to track and analyze sub-segments of traffic and its correlation to revenue generation and we believe that hotel shoppers is a more useful indicator of revenue growth. We use the term “hotel shoppers” to refer to users who view a listing of hotels in a city or visitors who view a specific hotel page.

After hotel shoppers, the second driver of our business is user conversion, which is a measure of how many hotel shoppers ultimately click on a CPC link that generates revenue for us. User conversion on our site is primarily driven by three factors: merchandising, commerce coverage and choice. We think of merchandising as the number and location of ads that are available on a page; commerce coverage is whether we have a client who can take an online booking for a particular property; and choice is the number of clients available for any given property, allowing the user to shop for the best price. In summary, our CPC revenue depends on the number of hotel shoppers that we can get interested in a property, whether there is a commerce link available for that hotel shopper to click on for that property and whether there are several commerce choices available for that property, so the hotel shopper can shop around. The other key driver that we look at is the CPC price that online travel agencies and hoteliers are willing to pay us for our leads.

Key Growth Areas

We do not intend to alter our growth strategy now that we are a stand-alone public company. We continue to invest in areas of potential growth, including our social, mobile and global initiatives as well as our subscription-based businesses, which include vacation rentals and business listings.

Social. Our Wisdom of Friends initiative is a core component of our strategic growth plan; 76% of respondents to a recent Nielsen study cited “recommendations from people I know” as the information source that they trust most. We believe that having a strong social presence drives traffic to and engagement on our sites and improves the sites’ “stickiness” amongst the users. As a result, we continue to deepen our integration with Facebook’s Friend Graph. As of February, 2012, TripAdvisor has offered more than 100 million users (according to Facebook Insights) a personalized and social travel planning experience that enables travelers to engage first with their own Facebook friends’ reviews and opinions when planning their perfect trip on TripAdvisor.

Mobile. Mobile is an investment area that is geared towards creating a more complete user experience by reinforcing the TripAdvisor brand when users are in-market. In the year ended December 31, 2011, we saw strong user uptake, reaching an aggregate of 13 million mobile downloads and approximately 16 million monthly unique users, as measured by our own log files, up from 2 million downloads and 4 million monthly unique users at the end of 2010. During that period, we launched 20 free Mobile City Guides for Android and iOS, offering access to TripAdvisor traveler reviews, as well as suggested itineraries and offline-accessible interactive walking tours. We believe mobile devices, including smartphones and tablet devices, are increasingly used when travelers begin to plan trips. In order to capture an increasing percentage of these users, we have designed our mobile product to be user-friendly and have chosen not to monetize that platform to its full potential at this time. We expect the long-term benefits of a more engaged mobile audience to outweigh the short-term revenue that we could generate from, for example, an increased number of advertisements.

Vacation Rentals. This product addresses a highly-fragmented $85 billion dollar per-year industry, according to a 2010 Radius Global Market study. Historically, we have built our supply content through acquisitions, namely our U.S.-based FlipKey and U.K.-based HolidayLettings businesses, but during the fourth quarter we announced partnerships aimed at increasing our supply content. We believe that our nearly 200,000 properties, and our highly-engaged and motivated community, position us extremely well for success.

Business Listings. This product was created in early 2010 to allow hotel and accommodation owners to list pertinent information on TripAdvisor, bringing them closer to the traveler and thereby increasing direct bookings. In the year ended December 31, 2011, we saw nearly 80% subscriber growth, reaching our approximately 35,000 Business Listing customers by the end of the year, which is still only around 6% of our current hotel listings on our TripAdvisor branded sites. We intend to expand our sales force and improve features to attract additional customers from our installed base.

Current Trends Affecting Our Business

Increasing Competition. The travel review industry and, more generally, the business of collecting and aggregating travel-related resources and information, have become increasingly competitive. In recent years, an increasing number of companies, such as search companies Google Inc. and Baidu.com, Inc. and several large online travel agencies, have begun to collect and aggregate travel information and resources. We plan to continue to invest in order to remain the leading source of travel reviews as well as continuing to enhance our content and user experience.

Increasing Use of Internet and Social Media to Access Travel Information. Commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets. We believe that this trend will create strategic growth opportunities, allowing us to attract new consumers and develop unique and effective advertising solutions. Consumers are increasingly using online social media, such as Facebook, as a means to communicate and exchange information, including travel information and opinions.

Consumers are also increasingly using mobile and tablet computing devices to access the Internet. To address these demands, we have developed and plan to continue to extend the platform to develop mobile and tablet applications to allow greater access to our travel information and resources. In addition, we have made significant efforts related to social networking in order to leverage the expanding use of this channel.

Click-Based Advertising Revenue. In recent years, the majority of our revenue growth resulted from higher click-based advertising revenue due to increased traffic on our websites, an increase in the volume of clicks on advertisers’ placements, and, in 2011, an increase in the average CPC price. Although click-based advertising revenue growth has generally been driven by traffic volume, we remain focused on the various factors that could impact revenue growth, including, but not limited to, the growth in hotel shoppers, CPC pricing fluctuations, the overall economy, the ability of advertisers to monetize our traffic, the quality and mix of traffic to our websites, and the quality and mix of traffic from our advertising placements to advertisers, as well as advertisers’ evolving approach to transaction attribution models and return on investment targets.

Global Economic Conditions. In late 2008 and throughout 2009, weak global economic conditions created uncertainty for travelers and suppliers, and put pressure on discretionary spending on travel and advertising. As a result, our revenue growth slowed in 2009, with a corresponding pull back in sales and marketing and a reduction in general and administrative expenses. Throughout 2010 and into 2011, the travel industry has been gradually improving. With the improved economic conditions, we reaccelerated sales and marketing spending and increased other operating costs to support expansion and have experienced increased click volumes and revenue growth during these periods. Global economic conditions remain uncertain and, as such, our near-term visibility remains limited.

Spin-Off

On April 7, 2011, Expedia announced its plan to separate into two independent public companies in order to better achieve certain strategic objectives of its various businesses. We refer to this transaction as the “Spin-Off” in this Annual Report on Form 10-K. Non-recurring expenses incurred to affect the Spin-Off during the year ended December 31, 2011 has been included within Spin-Off costs in the accompanying consolidated and combined statements of operations.

In connection with the Spin-Off, we were incorporated as a Delaware corporation in July 2011. On November 1, 2011, the Securities and Exchange Commission, or the SEC, declared effective the Form S-4 with information pertaining to the Spin-Off, which included a preliminary proxy statement for Expedia and prospectus for us and Expedia. On December 6, 2011, at Expedia’s annual meeting of stockholders, Expedia’s stockholders approved the Spin-Off, and the related proposals. The Spin-Off was also approved by Expedia’s Board of Directors on December 6, 2011 and, also in December 2011, Expedia received a favorable private letter ruling from the Internal Revenue Service, or the IRS, on the tax-free nature of the Spin-Off.

On December 20, 2011, following the close of trading on the NASDAQ Global Select Market, the Spin-Off was completed, and we began trading as an independent public company on December 21, 2011. Expedia effected the Spin-Off by means of a reclassification of its capital stock that resulted in the holders of Expedia capital stock immediately prior to the time of effectiveness of the reclassification having the right to receive a proportionate amount of our capital stock. A one-for-two reverse stock split of outstanding Expedia capital stock occurred immediately prior to the Spin-Off, with cash paid in lieu of fractional shares. Upon completion of the Spin-Off, Expedia ceased to have any ownership interest in us, and all of our shares of Common Stock were held by the stockholders of Expedia immediately prior to Spin-Off.

In connection with the Spin-Off, Expedia contributed or transferred all of the subsidiaries and assets it held relating to the TripAdvisor Media Group, which are comprised of the TripAdvisor Holdings, LLC combined financial statements, to us and we or one of our subsidiaries assumed of all of the liabilities relating to Expedia’s TripAdvisor Media Group. We now trade on NASDAQ, under the symbol “TRIP.”

In connection with the Spin-Off, and as provided for in the separation agreement between us and Expedia, or the Separation Agreement, we secured financing under a $400 million term loan at the time of our separation from Expedia. Immediately prior to the completion of the Spin-Off, we distributed approximately $406 million in cash to Expedia in the form of a dividend, which was funded from the net proceeds of the financing and any cash on hand in excess of $165 million as of the Spin-Off. The Separation Agreement also provided for a subsequent reconciliation process to ensure the appropriate amount was retained. The completion of this reconciliation resulted in us recording an additional receivable from Expedia of $7 million at December 31, 2011. In addition, as provided for in the Separation Agreement, we extinguished all domestic receivables due from Expedia.

Refer to “Note 1— Organization and Basis of Presentation” and “Note 11— Debt” in the notes to the consolidated and combined financial statements and our debt discussion in the section entitled “—Financial Position, Liquidity and Capital Resources” below for further information on the divestiture accounting and secured financing.

Commercial Arrangements with Expedia Businesses

Following the Spin-Off, new commercial arrangements with Expedia businesses, including Expedia.com and Hotels.com, were implemented and are described in “Note 9— Related Party Transactions” in the notes to our consolidated and combined financial statements. The new arrangements have terms of up to one year. In connection with the Spin-Off, Expedia expects to lower its CPC pricing by 10-15%. This change was rolled out throughout the fourth quarter of 2011, and trended towards the upper end of the expected discount range. We expect the decrease in CPC pricing paid by Expedia to continue to negatively impact total revenue for the year ending December 31, 2012 by approximately 5%. Some of this lost revenue may be replaced by advertising revenue from other customers; however, we have not included this in our forward looking revenue assumptions.

Segment

We have one reportable segment. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

Results of Operations

Selected Financial Data

(in thousands, except per share data)

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenue	$426,045	$313,525	$212,375	36%	48%
Related-party revenue from Expedia	211,018	171,110	139,714	23%	22%

Total revenue	637,063	484,635	352,089	31%	38%
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	10,873	7,345	4,569	48%	61%
Selling and marketing(2)	209,176	140,470	105,679	49%	33%
Technology and content(2)	57,448	43,321	29,331	33%	48%
General and administrative(2)	44,770	31,819	14,286	41%	123%
Related-party shared services fee	9,222	7,900	6,910	17%	14%
Depreciation	18,362	12,871	9,330	43%	38%
Amortization of intangible assets	7,523	14,609	13,806	(49%)	6%
Spin-Off costs	6,932	—	—	100%	—

Total costs and expenses	364,306	258,335	183,911	41%	40%

Operating income	272,757	226,300	168,178	21%	35%
Other income (expense):
Related-party interest income (expense), net	544	(241)	(978)	326%	75%
Other interest expense, net	(153)	—	—	100%	—
Other, net	(1,254)	(1,644)	(660)	24%	(149%)

Total other expense, net	(863)	(1,885)	(1,638)	54%	(15%)

Income before income taxes	271,894	224,415	166,540	21%	35%
Provision for income taxes	(94,103)	(85,461)	(64,325)	10%	33%

Net income	177,791	138,954	102,215	28%	36%
Net (income) loss attributable to noncontrolling interest	(114)	(178)	212	(36%)	184%

Net income attributable to TripAdvisor, Inc.	$177,677	$138,776	$102,427	28%	35%

Earnings Per Share attributable to TripAdvisor, Inc:
Basic	$1.33	$1.04	$0.77	28%	35%
Diluted	$1.32	$1.04	$0.77	27%	35%
Weighted Average Common Shares Outstanding:
Basic	133,461	133,461	133,461	—	—
Diluted	134,865	133,461	133,461	1%	—
Other Financial Data:
Adjusted EBITDA (3)	$322,918	$260,963	$197,219	24%	32%

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$578	$1,080	$4,356
Amortization of website development costs included in depreciation	12,438	8,104	5,992

	$13,016	$9,184	$10,348
(2) Includes stock-based compensation as follows:
Selling and marketing	$3,216	$2,101	$1,885
Technology and content	3,931	2,661	2,276
General and administrative	10,197	2,421	1,744

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to operating income, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA, a non-GAAP financial measure, within this Annual Report on Form 10-K. We have provided reconciliations below of Adjusted EBITDA to operating income, the most directly comparable GAAP financial measure. A “non-GAAP financial measure” refers to a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in such company’s financial statements.

We define “Adjusted EBITDA” as operating income (loss), excluding depreciation of property and equipment, which includes internal use software and website development, amortization of intangible assets, stock-based compensation and non-recurring expenses incurred to effect the Spin-Off from Expedia during the year ended December 31, 2011. Adjusted EBITDA is the primary metric by which management evaluates the performance of its business and on which internal budgets are based. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. Adjusted EBITDA eliminates items that are either not part of our core operations such as the costs incurred in connection with the Spin-Off or those costs that do not require a cash outlay, such as stock-based compensation. Adjusted EBITDA also excludes depreciation and amortization expense, which are based on our estimates of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical costs and other factors and may not be indicative of current or future capital expenditures. We believe that by excluding certain items, such as stock-based compensation and non-recurring expenses, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business and allows investors to gain an understanding of the factors and trends affecting the ongoing cash earnings capabilities of our business, from which capital investments are made and debt is serviced.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results reported in accordance with GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results.

The following table is a reconciliation of Adjusted EBITDA to operating income for the periods presented:

	Year ended December 31,
		(in thousands)
	2011	2010	2009
Adjusted EBITDA	$322,918	$260,963	$197,219
Depreciation (1)	(18,362)	(12,871)	(9,330)

OIBA (2)	304,556	248,092	187,889
Amortization of intangible assets	(7,523)	(14,609)	(13,806)
Stock-based compensation	(17,344)	(7,183)	(5,905)
Spin-Off costs	(6,932)	—	—

Operating income	272,757	226,300	168,178

(1)	Includes internal use software and website development costs.
(2)	Our primary operating metric prior to the Spin-Off for evaluating operating performance was Operating Income Before Amortization, or OIBA, as reported on our Form S-4, filed with the SEC on November 1, 2011. OIBA is defined as operating income plus: (1) amortization of intangible assets and any related impairment; (2) stock-based compensation expense; and (3) non-recurring expenses incurred to effect the Spin-Off during the year ended December 31, 2011. This operating metric is no longer being used by our management to measure operating performance and is only being shown above to illustrate the financial impact as we convert to a new operating metric post Spin-Off.

Reclassifications

Certain reclassifications have been made to conform the prior period’s data to the current format.

Our management has changed the non-GAAP financial measure that we use to measure our operating performance from OIBA to Adjusted EBITDA. Consequently we have reclassified depreciation expense, which previously had resided in technology and content expense and general and administrative expense, and have presented it as a separate line item on the consolidated and combined statement of operations. This reclassification had no net effect on either total operating expenses or total operating income for any period. The table below provides a reconciliation of that reclassification for the periods presented.

	Year ended December 31,
	(in thousands)
	2010	2009
Depreciation (1)	$12,871	$9,330
Technology and content	(10,351)	(7,743)
General and administrative	(2,520)	(1,587)

	$—	$—

(1)	Reflects total depreciation expense as reported on our Form S-4, filed with the SEC on November 1, 2011 in our consolidated and combined statement of cash flows.

Revenue

We derive substantially all of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue through a combination of subscription-based offerings, transaction revenue from our flash sale website, SniqueAway, and other revenue including content licensing.

The following discussion of revenue includes references to the number of unique Internet protocol, or IP, addresses that visit TripAdvisor-branded sites each month. This metric is one of the metrics used by us to analyze revenue and is measured using internally developed analytical tools. Each unique IP address is only counted the first time it visits a TripAdvisor site during each calendar month. Our measurement of unique visitors does not include any visitors to our subsidiary sites that are not TripAdvisor-branded, nor does it include any individuals who view TripAdvisor content on other sites. While directionally indicative, unique IP address tracking has recently become less valuable as a revenue growth metric because of the continually increasing diversification of our site traffic and usage, particularly in light of our users’ engagement with non-hotel based site content, such as restaurants and attractions. As such, we believe that using hotel shoppers as a metric will be a more useful indicator of future revenue growth and we intend to track this metric on an ongoing basis.

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	($ in millions)
Click-based advertising	$500	$384	$302	30%	27%
Display-based advertising	86	72	49	19%	48%
Subscription, transaction and other	51	29	1	76%	2,820%

Total revenue	$637	$485	$352	31%	38%

2011 vs. 2010

Revenue increased $152 million or 31% during the year ended December 31, 2011 when compared to the same period in 2010, primarily due to an increase in click-based advertising revenue of $116 million or 30%. A key driver of the increase in click-based advertising revenue was an increase of 29% in monthly visits from unique IP addresses to the TripAdvisor branded sites during the year ended December 31, 2011, compared to the same period for 2010 and, to a lesser extent, an increase in the average cost per click rates in 2011. Subscription, transaction and other revenue increased by $22 million or 76% in 2011, primarily due to growth in Business Listings and having a full year of revenue from the 2010 acquisition of Holiday Lettings.

2010 vs. 2009

Monthly visits from unique IP addresses to the TripAdvisor-branded sites increased 47% during 2010, which was the primary contributing factor to the increase in click-based advertising and display-based advertising revenue. Subscription, transaction and other revenue grew in 2010 due to the launch of Business Listings in January 2010, the acquisition of Holiday Lettings in June 2010 and the launch of SniqueAway in September 2010.

In addition to the above product revenue discussion, related-party revenue from Expedia, which consists primarily of click-based advertising, is as follows:

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	($ in millions)
Related party revenue from Expedia	$211	$171	$140	23%	22%
% of revenue	33.1%	35.3%	39.7%

TripAdvisor and Expedia have entered into new commercial arrangements in connection with the Spin-Off, as discussed in “Note 9— Related Party Transactions” in the notes to our consolidated and combined financial statements. The new arrangements have terms of up to one year. In connection with the Spin-Off, Expedia expects to lower its CPC pricing by 10-15%. This change was rolled out throughout the fourth quarter of 2011, and trended towards the upper end of the expected discount range. We expect the decrease in CPC pricing paid by Expedia to continue to negatively impact total revenue for the year ending December 31, 2012 by approximately 5%. Some of this lost revenue may be replaced by advertising revenue from other customers; however, we have not included this in our forward looking revenue assumptions.

Cost of Revenue

Cost of revenue consists of expenses that are closely correlated or directly related to revenue generation, including advertisement fees, flight search fees, credit card fees and data center costs.

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	($ in millions)
Cost of revenue	$11	$7	$5	48%	61%
% of revenue	1.7%	1.5%	1.3%

2011 vs. 2010

Cost of revenue increased $4 million or 48% during the year ended December 31, 2011 when compared to the same period in 2010, primarily due to increased data center costs in support of higher site traffic and increased credit card merchant fees.

2010 vs. 2009

In 2010, the primary drivers of the increase in cost of revenue expense were higher costs related to an increase in flight search volume and data center costs in support of higher site traffic.

Selling and Marketing

Sales and marketing expenses primarily consist of direct costs, including search engine marketing, or SEM, other traffic acquisition costs, syndication costs and affiliate program commissions, brand advertising and public relations. In addition, our indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation expense and bonuses for sales, sales support, customer support and marketing employees.

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	($ in millions)
Direct costs	$137	$88	$70	57%	26%
Personnel and overhead	72	52	$36	36%	47%

Total selling and marketing	$209	$140	$106	49%	33%

% of revenue	32.8%	29.0%	30.0%

2011 vs. 2010

Direct selling and marketing costs increased $49 million or 57% during the year ended December 31, 2011when compared to the same period in 2010, primarily due to increased SEM costs and other traffic acquisition costs. Personnel and overhead costs increased $20 million or 36% during the year ended December 31, 2011 when compared to the same period in 2010, primarily due to an increase in headcount to support business growth, including international expansion.

2010 vs. 2009

The increase in total selling and marketing expense in 2010 was due to an increase in online and offline marketing expenses, including SEM, other traffic acquisition costs, affiliate marketing expenses, and higher personnel costs primarily due to an increase in headcount, including personnel added through acquisitions.

Technology and Content

Technology and content expenses consist of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing and maintenance of our website. Other costs include licensing and maintenance expense.

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	($ in millions)
Personnel and overhead	$51	$40	$26	29%	51%
Other	6	3	3	74%	16%

Total technology and content	$57	$43	$29	33%	48%

% of revenue	9.0%	8.9%	8.3%

2011 vs. 2010

Technology and content costs increased $14 million or 33% during the year ended December 31, 2011 when compared to the same period in 2010, primarily due to increased personnel costs from increased headcount to support business expansion, including international site launches, enhanced site features and mobile initiatives. Technology and content costs as a percent of revenue were 9% for 2011, consistent with 2010.

As discussed above, all depreciation costs of technology assets, including web servers and purchased and capitalized website and development activities for all prior periods have been reclassified on this Annual Report on Form 10-K to depreciation expense on our consolidated and combined statement of operations as of December 31, 2011.

2010 vs. 2009

The year-over-year increase of $14 million in technology and content expense in 2010 was primarily due to increased personnel costs from increased headcount to support business expansion, including site launches in ten countries, enhanced site features and mobile initiatives, as well as personnel added through acquisitions.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead costs, including executive leadership, finance, legal and human resource functions and stock-based compensation as well as professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense.

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	($ in millions)
Personnel and overhead	$37	$24	$11	52%	105%
Professional service fees and other	8	8	3	5%	203%

Total general and administrative	$45	$32	$14	41%	123%

% of revenue	7.0%	6.6%	4.1%

2011 vs. 2010

General and administrative costs increased $13 million or 41% during the year ended December 31, 2011, when compared to the same period in 2010, primarily due to increased personnel costs from increased headcount as a result of the Spin-Off to support business growth and additional hiring in order to support our operations as a standalone public company and an additional $8 million in stock based compensation related to modification charges in connection with the Spin-Off. Refer to “Note 7— Stock Based Awards and Other Equity Instruments” in the notes to our consolidated and combined financial statements for information related to the stock-based award modification charges.

As discussed above, all depreciation costs of capitalized assets, primarily consisting of furniture and office equipment for prior periods have been reclassified on this Annual Report on Form 10-K to depreciation expense on our consolidated and combined statement of operations.

2010 vs. 2009

In 2010, the increase in general and administrative expense was primarily due to an increase in personnel costs, including incentive compensation, as well as an increase in bad debt expense, agency recruiting fees and excise tax.

Related-Party Shared Services Fee

Related-party shared services fee is comprised of allocations from Expedia for accounting, legal, tax, corporate development, treasury and real estate functions and includes an allocation of employee compensation within these functions. These allocations were determined based on what we and Expedia considered being reasonable reflections of the utilization of services provided or the benefit received by us.

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	($ in millions)
Related-party shared services fee	$9	$8	$7	17%	14%
% of revenue	1.4%	1.6%	2.0%

In 2011 and 2010, the increase in related-party shared services fee was primarily due to an increase in accounting, legal, tax and treasury costs in support of international expansion.

Depreciation

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	($ in millions)
Depreciation	$18	$13	$9	43%	38%
% of revenue	2.9%	2.7%	2.6%

2011 vs. 2010

Depreciation expense increased $5 million or 43% during the year ended December 31, 2011 when compared to the same period in 2010 primarily due to increased amortization of $4 million related to capitalized software and website development costs.

2010 vs. 2009

In 2010, our depreciation increased primarily due to increased amortization of capitalized software and website development costs of $2 million with the remainder being related to increase depreciation related to servers and leasehold improvements.

Amortization of Intangible Assets

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	($ in millions)
Amortization of intangible assets	$8	$15	$14	(49%)	6%
% of revenue	1.2%	3.0%	3.9%

2011 vs. 2010

Amortization of intangible assets decreased $7 million or 49% during the year ended December 31, 2011 when compared to the same period in 2010, primarily due to the completion of amortization of $3 million related to certain technology intangible assets and a decrease in amortization of $4 million related to the contingent purchase consideration for the acquisition of Holiday Lettings in June 2010.

2010 vs. 2009

In 2010, the increase in amortization of intangible assets expense was primarily due to a charge of approximately $4 million related to changes in the estimated amount of contingent purchase consideration for the acquisition of Holiday Lettings in June 2010, partially offset by the completion of amortization related to certain technology intangibles.

Operating Income

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	($ in millions)
Operating income	$273	$226	$168	21%	35%
% of revenue	42.8%	46.7%	47.8%

2011 vs. 2010

Operating income increased $47 million or 21% for the year ended December 31, 2011 when compared to the same period in 2010, primarily due to an increase in revenue of $152 million or 31%, which was partially offset by a corresponding increase to operating expenses of $106 million or 41%, particularly in personnel costs to support business growth and traffic acquisition costs to drive higher revenue. Also included in total operating costs for the year ended December 31, 2011 is $7 million of costs incurred as part of the Spin-Off from Expedia, which will be non-recurring for 2012.

2010 vs. 2009

In 2010, operating income increased primarily due to an increase in revenue, which was partially offset by a corresponding increase to operating expenses, particularly in personnel costs to support business growth and traffic acquisition costs to drive higher revenue.

Related-Party Interest Income (Expense), Net

Related-party interest income (expense), net is immaterial for all periods presented and is primarily intercompany in nature, arising from the transfer of liquid funds between Expedia and us that occurred as part of Expedia’s treasury operations prior to the Spin-Off. This income (expense) will be non-recurring for 2012.

Other Interest Expense, Net

Other interest income (expense), net is immaterial for all periods presented and is primarily interest expense on our term loan and revolving credit facility from the period of December 21, 2011 through December 31, 2011. Refer to the section entitled “— Commitments and Contingencies” below for a current estimate of our expected future interest payments regarding our long term debt.

Other, Net

Other, net is primarily comprised of net foreign exchange losses for the periods presented.

Provision for Income Taxes

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	($ in millions)
Provision for income taxes	$94	$85	$64	10%	33%
Effective tax rate	34.6%	38.1%	38.6%

2011 vs. 2010

Our effective tax rate was lower than the 35% federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, accruals on uncertain tax positions, increases in valuation allowances, and non-deductible transaction costs associated with the Spin-Off. The change in the effective rate for 2011 compared to the 2010 rate was primarily due to an increase in earnings in jurisdictions outside the United States and a decrease in state income taxes partially offset by non-deductible transaction costs.

2010 vs. 2009

The 2010 effective tax rate was higher than the 35% federal statutory rate primarily due to state income taxes and accruals related to uncertain tax positions, partially offset by earnings in jurisdictions outside the United States, where the effective rate is lower.

Financial Position, Liquidity and Capital Resources

As of December 31, 2011 we had $184 million cash and cash equivalents, and at December 31, 2010 we had $93 million of cash and cash equivalents and $20 million short-term investments. Prior to the Spin-Off, Expedia provided cash management and other treasury services to us. As part of these services we regularly transferred the majority of our domestic cash balances to Expedia and received funding from Expedia for any domestic cash needs. Accordingly, the cash and short-term investment balances presented above consisted primarily of cash and short term investments held in the United Kingdom ($165 million and $106 million as of December 31, 2011 and December 31, 2010, respectively) related to earnings we intend to reinvest permanently outside the United States. Cumulative earnings related to undistributed earnings of certain foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled $258 million as of December 31, 2011. Should we distribute or be treated under certain U.S. tax rules as having distributed earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Cash held is primarily denominated in U.S. dollars and British pound sterling.

In connection with the Spin-Off, we entered into a new revolving credit facility with a borrowing capacity of $200 million and have also entered into a five-year, $400 million term loan facility, as discussed below. Immediately prior to the Spin-Off, we transferred approximately $406 million in the form of a dividend to Expedia, which included an estimate of our cash in excess of $165 million. This distribution included the proceeds from our $400 million term loan facility.

Historically, the cash we generate has been sufficient to fund our working capital and capital expenditure requirements. Subsequent to the Spin-Off, management believes that our cash and cash equivalents, combined with expected cash flows generated by operating activities and the new revolving credit facility, will be sufficient to fund our ongoing working capital needs, capital expenditure requirements and business growth initiatives, meet our long term debt obligations and commitments, and fund acquisitions for at least the next 12 months.

Our cash flows are as follows (in millions):

	Year ended December 31,
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$218	$197	$126
Investing activities	$(539)	$(140)	$(149)
Financing activities	$412	$4	$46

2011 vs. 2010

Operating Activities

For the year ended December 31, 2011, net cash provided by operating activities increased by $21 million or 11% when compared to the same period in 2010, primarily due to higher operating income after adjusting for the impacts of depreciation and amortization, and cash inflows from the Business Listing product, partially offset by an increase in income tax payments and the payment of a contingent purchase consideration of which $3 million affected operating cash and working capital adjustments related to the Spin-Off.

Investing Activities

For the year ended December 31, 2011, net cash used in investing activities increased by $399 million or 286% when compared to the same period in 2010 primarily due to a distribution of approximately $406 million paid to Expedia immediately prior to the Spin-Off, higher net cash transfers to Expedia related to business operations between us and Expedia prior to Spin-Off of $30 million and, in October 2011, an acquisition of a common control subsidiary in China from Expedia for $28 million, net of cash acquired, partially offset by a decrease of $27 million in cash paid for business acquisitions and a maturity of a short term investment of $20 million.

Financing Activities

For the year ended December 31, 2011, net cash provided by financing activities increased $408 million when compared to the same period in 2010, primarily due to our term loan facility borrowing in conjunction with the Spin-Off of $400 million and additional short-term borrowings of $16 million, consisting of $10 million from our new revolving credit facility related to the Spin-Off and an additional $6 million related to our existing revolving credit facility in China. This was partially offset by a payment of a contingent purchase consideration of which $10 million affected cash used in financing activities.

2010 vs. 2009

Operating Activities

For the year ended December 31, 2010, net cash provided by operating activities increased by $71 million, primarily due to higher operating income after adjusting for the impacts of depreciation and amortization, and cash inflows from the Business Listing product, partially offset by an increase in income tax payments.

Investing Activities

For the year ended December 31, 2010, net cash used in investing activities decreased slightly due to lower net payments to Expedia and lower cash paid for acquisitions, partially offset by the purchase of short-term investments and higher capital expenditures.

Financing Activities

For the year ended December 31, 2010, net cash provided by financing activities was primarily comprised of short-term borrowings of $2 million and excess tax benefits of $2 million.

Term Loan Facility Due 2016 and Revolving Credit Facility Related to the Spin-Off

Overview

On December 20, 2011, in connection with the Spin-Off, we entered into a credit agreement with certain lenders, or the Credit Agreement that provides $600 million of borrowing facilities, including:

•	a term loan facility, or the Term Loan, in an aggregate principal amount of $400 million with a term of five years due December 2016; and

•

a revolving credit facility, or the Revolving Credit Facility, in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

The proceeds of the Term Loan were used to fund the distribution to Expedia described above and in “Note 1— Organization and Basis of Presentation” in the notes to our consolidated and combined financial statements. Any loans under our Revolving Credit Facility have been used for general corporate purposes.

The Term Loan and any loans under the Revolving Credit Facility bear interest by reference to a base rate or a eurocurrency rate, in either case plus an applicable margin based on our leverage ratio. We are also required to pay a quarterly commitment fee, on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The Term Loan and loans under the Revolving Credit Facility currently bear interest at LIBOR plus 175 basis points, or the Eurocurrency Spread, or the alternate base rate, or ABR, plus 75 basis points, and undrawn amounts are currently subject to a commitment fee of 30 basis points.

As of December 31, 2011 we are using a one-month interest period Eurocurrency Spread which is approximately 2.06% per annum. Interest is payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically. A 25 basis point change in the interest rate on the current Term Loan balance would result in an increase or decrease to interest expense of approximately $1 million per annum.

The Term Loan principal will be repayable in quarterly installments equal to 1.25% of the original principal amount in the calendar year 2012, due on the last day of each calendar with the first installment due on March 31, 2012, and 2.5% of the original principal amount in each year thereafter with the balance due on the final maturity date. The future minimum principal payment obligations due under the Term Loan are as follows (in thousands):

Year Ending December 31,	Principal Payments
2012	$20,000
2013	40,000
2014	40,000
2015	40,000
2016	260,000

Total	$400,000

In connection with the Credit Agreement, we incurred debt financing costs totaling $3.5 million, which were capitalized as deferred financing costs. Of the $3.5 million costs, approximately $1 million was recorded in other current assets and approximately $ 2.5 million was reported in other long term assets on the consolidated and combined balance sheet as of December 31, 2011, net of amortization, for the period from December 21, 2011 through December 31, 2011. These costs will be amortized from the Spin-Off date over the remaining term using the effective interest rate method and will be included in interest expense.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice, referred to as the Swingline Loan. Immediately following the Spin-Off, $10 million was drawn down under the Revolving Credit Facility and is expected to be repaid in full during the year ended December 31, 2012.

Prepayments

We may voluntarily repay any outstanding borrowing under the Credit Agreement at any time without premium or penalty, other than customary breakage costs with respect to eurocurrency loans.

Guarantees

All obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized direct or indirect wholly-owned domestic and foreign restricted subsidiaries, subject to certain exceptions for controlled foreign corporations, foreign subsidiaries where applicable law would otherwise be violated or non-material subsidiaries.

Covenants

The Credit Agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions or repurchase our capital stock, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum cash interest coverage ratio, and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under Credit Agreement and all actions permitted to be taken by a secured creditor.

As of December 31, 2011 we have concluded we are in compliance with all of our debt covenants.

The full text of the Credit Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 20, 2011, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 4.2.

Chinese Credit Facility

In August 2010, certain of our Chinese subsidiaries entered into a RMB 67,000,000 (approximately $10 million), one-year revolving credit facility, or the Chinese Credit Facility, with Bank of America. In June 2011, the Chinese Credit Facility was amended to extend the facility to March 2012 and increase the borrowing capacity to RMB 130,000,000 (approximately $20 million). In December 2011 the Chinese Credit Facility was amended to extend the facility to September 2012. The Chinese Credit Facility was unconditionally guaranteed by Expedia prior to the Spin-Off. This guarantee was subsequently released in connection with the Spin-Off. As of December 31, 2011, there was $17 million of borrowings outstanding under this facility. The facility bears interest based on the People’s Bank of China’s base rate, which was 6.56% and 5.81% as of December 31, 2011 and December 31, 2010, respectively.

Commitments, Contingencies and Off-Balance Sheet Arrangements

The following table summarizes our material contractual obligations, commercial commitments and outstanding debt as of December 31, 2011:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Operating leases	$14,887	$5,616	$7,851	$1,420	$—
Purchase obligations	2,761	1,320	1,096	345	—
Term Loan (1)	400,000	20,000	80,000	300,000	—
Expected interest payments on Term Loan (1)	33,115	8,086	14,214	10,815
Revolving credit facility (1)	10,000	10,000	—	—	—
Chinese credit facility	16,734	16,734	—	—	—

Total(2)(3)	$477,497	$61,756	$103,161	$312,580	$—

(1)	For a discussion of debt that we entered into in connection with the Spin-Off, see “Note 11— Debt” in the notes to our consolidated and combined financial statements and the section entitled “—Term Loan Facility Due 2016 and Revolving Credit Facility related to the Spin-Off” above. Interest is currently due and payable monthly under the Term Loan, as we are currently using a one-month interest period Eurocurrency Spread and principal is paid on a quarterly basis. The amounts included as expected interest payments on the Term Loan in this table are based on the effective interest rate as of December 31, 2011 related to the Term Loan, but, could change significantly in the future.
(2)	Excluded from the table was $13 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment. We estimate that none of this amount will be paid within the next year.
(3)	In addition, in connection with the Spin-Off, we assumed Expedia’s obligation to fund a charitable foundation. The Board of Directors of the charitable foundation is currently comprised of Stephen Kaufer, Julie M.B. Bradley and Seth J. Kalvert. The obligation was calculated at 1.7% of OIBA in 2011 and was fully paid through Spin-Off and will be calculated at 2.0% of OIBA for subsequent years. For a discussion regarding OIBA, see “Note 12—Segment Information” in the notes to our consolidated and combined financial statements. This future commitment has been excluded from the table above.

Certain of our entities were guarantors of Expedia’s credit facility and outstanding senior notes prior to the Spin-Off. These guarantees were full, unconditional, joint and several, and were released upon the completion of the Spin-Off.

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2011.

Income Taxes

We record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

We record liabilities to address uncertain tax positions we have taken in previously filed tax returns or that we expect to take in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that our tax position, based on technical merits, will be sustained upon examination. For those positions for which we conclude it is more likely than not it will be sustained, we recognize the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded.

We have not provided for deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that we intend to reinvest permanently outside the United States. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

Related Party Transactions

Relationship between Expedia and us After the Spin-Off

For purposes of governing certain of the ongoing relationships between us and Expedia at and after the Spin-Off, and to provide for an orderly transition, we and Expedia have entered into various agreements, including, among others, the Separation Agreement; a tax sharing agreement, or the Tax Sharing Agreement; an employee matters agreement, or the Employee Matters Agreement; a transition services agreement, or the Transition Services Agreement; and various commercial agreements, which are discussed below.

The full text of the Separation Agreement, the Tax Sharing Agreement, the Employee Matters Agreement, the Transition Services Agreement and the Master Advertising Agreement (CPC) are incorporated by reference on this Annual Report on Form 10-K as Exhibits 2.1, 10.2, 10.3, 10.4 and 10.6 (10.6 filed in redacted form pursuant to confidential treatment request), respectively.

Separation Agreement

Pursuant to the Separation Agreement, immediately prior to the Spin-Off, Expedia contributed or otherwise transferred to us all of the subsidiaries and assets primarily related to Expedia’s TripAdvisor Media Group-related businesses. In general, Expedia effected the transfer of TripAdvisor Media Group assets through a series of contributions of relevant Expedia subsidiaries. Similarly, we or one of our subsidiaries have assumed all of the liabilities primarily relating to Expedia’s TripAdvisor Media Group-related businesses, immediately prior to the Spin-Off. We have agreed to take each TripAdvisor asset and to assume and perform each TripAdvisor liability on an “as is, where is” basis, and Expedia has made no representations or warranties with respect to any aspect of the TripAdvisor assets or the TripAdvisor liabilities.

Other matters governed by the Separation Agreement include provision and retention of records, access to information and confidentiality, cooperation with respect to governmental filings and third party consents, access to property, control of ongoing litigation and indemnification arrangements relating to liabilities of each party.

Pursuant to the Separation Agreement, we and our subsidiaries have agreed to indemnify Expedia, its affiliates and their respective current and former directors, officers and employees for any losses arising out of any breach of the Separation Agreement, the Tax Sharing Agreement, the Employee Matters Agreement, the Transition Services agreement and any failure by us to assume and perform any of the TripAdvisor liabilities.

Expedia and its subsidiaries have agreed to indemnify us and our affiliates and their respective current and former directors, officers and employees for any losses arising out of any breach of the Separation Agreement, the Tax Sharing Agreement, the Transition Services Agreement, the Employee Matters Agreement and any failure by Expedia to assume and perform any of the Expedia liabilities. We have also agreed to indemnify Expedia against any liabilities relating to our financial and business information included in the proxy statement/prospectus on Form S-4 filed with the SEC on November 1, 2011. In addition, we and Expedia each have generally agreed to bear 50% of the costs and liabilities associated with any securities law litigation relating to public disclosures prior to the Spin-Off with respect to the businesses or entities that comprise TripAdvisor following the Spin-Off, regardless of whether the litigation arose prior to or after the Spin-Off. Following the Spin-Off, we now bear 100% of the costs and liabilities associated with any other litigation relating to the conduct, prior to or after the Spin-Off, of the businesses or entities that comprise TripAdvisor following the Spin-Off, regardless of whether the litigation arose before or after the Spin-Off.

Tax Sharing Agreement

The Tax Sharing Agreement governs Expedia’s and our respective rights, responsibilities and obligations after the Spin-Off with respect to various tax matters. Generally, the Tax Sharing Agreement provides that although Expedia will remit taxes payable with respect to our income included on its consolidated income tax returns, pre-distribution taxes that are attributable to the business of one party, including audit adjustments with respect to consolidated periods, will be borne solely by that party. Pursuant to the Tax Sharing Agreement, Expedia will prepare and file the federal consolidated return, and any other income tax returns that include Expedia and us with the appropriate tax authorities and will remit any taxes relating thereto to the relevant tax authority. We will prepare and file all separate company tax returns for TripAdvisor and our consolidated subsidiaries, and pay all taxes due with respect to such tax returns for all taxable periods. In general, Expedia controls all audits and administrative matters relating to the consolidated return of the Expedia group and any other income tax return that include Expedia and us.

Under the Tax Sharing Agreement, we generally (i) may not take (or fail to take) any action that would cause any representations, information or covenants in the separation documents or documents relating to the tax opinion concerning the Spin-Off to be untrue, (ii) may not take (or fail to take) any action that would cause the Spin-Off to lose its tax free status, (iii) may not sell, issue, redeem or otherwise acquire any equity securities or equity securities of the members of our group, except in specified transactions until January 21, 2014 and (iv) during that same period, may not, other than in the ordinary course of business, sell or otherwise dispose of a substantial portion of our assets, liquidate, merge or consolidate with any other person. During this period, we may take certain actions prohibited by these covenants if we provide Expedia with an IRS ruling or an unqualified opinion of counsel to the effect that these actions will not affect the tax free nature of the Spin-Off, in each case satisfactory to Expedia in its sole and absolute discretion exercised in good faith. Notwithstanding the receipt of any such IRS ruling or opinion, we must indemnify Expedia for any taxes and related losses resulting from (i) any act or failure to act described in the covenants above, (ii) any acquisition of our equity securities or assets or those of any member of our group, and (iii) any breach by us or any member of our group of representations in the separation documents between us and Expedia or the documents relating to the tax opinion concerning the Spin-Off.

Under U.S. federal income tax laws, we and Expedia are severally liable for all of Expedia’s federal income taxes attributable to the periods prior to and including the taxable year of Expedia, ended on December 31, 2011. Thus, if Expedia fails to pay the taxes attributable to it under the Tax Sharing Agreement for periods prior to and including the taxable year ended December 31, 2011, we may be responsible for these tax liabilities.

Employee Matters Agreement

The Employee Matters Agreement covers a wide range of compensation and benefit issues related to the Spin-Off. In general, under the Employee Matters Agreement, Expedia will assume or retain (i) all liabilities with respect to Expedia employees, former Expedia employees and their dependents and beneficiaries under all

Expedia employee benefit plans and (ii) all liabilities with respect to the employment or termination of employment of all Expedia employees, former Expedia employees and other service providers. We will assume or retain (i) all liabilities under our employee benefit plans and (ii) all liabilities with respect to the employment or termination of employment of all of our employees, former employees and other service providers.

Subject to the transition period through the end of 2011 with respect to benefits under the U.S. Expedia health and welfare plans and flexible benefits plan, after the Spin-Off, we no longer participate in such Expedia employee benefit plans, but have established our own employee benefit plans that are substantially similar to the plans sponsored by Expedia prior to the Spin-Off. Through the end of 2011, Expedia continued to provide benefits under the U.S. Expedia health and welfare plans and flexible benefits plan to our employees located in the United States and we bore the cost of this coverage with respect to our employees. Assets and liabilities from the Expedia Retirement Savings Plan relating to the accounts of our employees were transferred to the comparable TripAdvisor plan as soon as practicable following the Spin-Off.

Transition Services Agreement

Under the Transition Services Agreement, Expedia provides us, on an interim, transitional basis, various services, including governmental affairs, finance and accounting services, corporate development, legal affairs, systems support and assistance with certain human resources functions, and such other services as to which Expedia and we mutually agree. The charges for these services will be on an hourly rate basis agreed upon prior to the completion of the Spin-Off.

In general, the services began on the date of the completion of the Spin-Off and will continue for a period generally not expected to exceed 12 months following the Spin-Off. We may terminate the agreement with respect to one or more services upon 90 days’ prior written notice.

Commercial Agreements

Following the Spin-Off, we and Expedia continue to work together pursuant to various commercial agreements between subsidiaries of Expedia, on the one hand, and our subsidiaries, on the other hand. The various commercial agreements have terms of up to one year.

Click-Based Advertising Agreements. Certain subsidiaries of Expedia have agreed to continue to purchase click-based advertising, primarily in connection with the “check rates” feature on our websites, but also including textlink advertising on our websites. The pricing for such advertising will be on a cost-per-click or revenue-share basis.

Content Sharing Arrangement. We and Expedia entered into a content license sharing arrangement whereby we and Expedia have agreed to continue providing each other, with certain proprietary and/or user-generated content without charge. We will continue to provide certain subsidiaries of Expedia with proprietary content, including user-generated content, primarily hotel reviews, as well as proprietary ratings and summary statistics. Expedia will continue to provide us with proprietary content, including hotel star ratings, thumbnail images, hotel and flight pricing and availability data.

Display-based and Other Advertising Agreements. Certain subsidiaries of Expedia have agreed to continue to purchase banner display advertising on our websites, and vice versa. In each case, pricing is on a cost-per-thousand impressions or revenue-share basis.

The full text of the Separation Agreement, the Tax Sharing Agreement, the Employee Matters Agreement, the Transition Services Agreement and the Master Advertising Agreement (CPC) are incorporated by reference on this Annual Report on Form 10-K as Exhibits 2.1, 10.2, 10.3, 10.4 and 10.6 (10.6 filed in redacted form pursuant to confidential treatment request), respectively.

For more information on our relationship with Expedia, including quantitative disclosures impacting our financials, see “Note 9—Related Party Transactions” in the notes to our consolidated and combined financial statements.

Relationship Between Liberty and us After the Spin-Off

Governance Agreement

On December 20, 2011, in connection with the Spin-Off, we entered into a governance agreement, or the Governance Agreement, with Liberty Interactive Corporation, or Liberty, and Barry Diller, the Chairman of our Board of Directors and our Senior Executive. The summary of the material terms of the Governance Agreement set forth below is qualified in its entirety by the full text of the Governance Agreement, which is incorporated by reference on this Annual Report on Form 10-K as Exhibit 10.1. On December 20, 2011, in connection with the Spin-Off, Liberty and Mr. Diller also entered into a Stockholders Agreement, or the Stockholders Agreement.

Representation of Liberty on our Board of Directors

Under the terms of the Governance Agreement:

•

Liberty has the right to nominate up to such number of our directors as is equal to 20% of the total number of TripAdvisor directors (rounded up to the next whole number if the total number of directors is not an even multiple of 5) so long as Liberty beneficially owns at least 16,825,982 of our equity securities (or long as Liberty’s ownership percentage is at least equal to 15% of our total equity securities);

•

Liberty has the right to nominate one our directors so long as Liberty beneficially owns at least 11,217,321 of our equity securities (or so long as Liberty owns at least 5% of the total of our equity securities); and

•

We will use our reasonable best efforts to cause one of Liberty’s designees to be a member of a committee of our Board of Directors and, to the extent the person designated by Liberty would qualify as a member of the compensation committee of our Board of Directors under applicable tax and securities laws and regulations, we will seek to have that person appointed to the compensation committee of our Board of Directors.

Pursuant to the terms of the Governance Agreement, we will cause each director that Liberty nominates to be included in the slate of nominees recommended by our Board of Directors to our stockholders for election as directors at each annual meeting of our stockholders and will use all reasonable efforts to cause the election of each such director including soliciting proxies in favor of the election of such persons. Liberty has the right to designate a replacement director to our Board of Directors in order to fill any vacancy of a director previously designated by Liberty. Liberty would have the right to transfer this ability to nominate candidates to our Board of Directors subject to the same ownership requirements as Liberty’s current nomination rights, to its transferee in a Block Sale (as discussed below), provided that the transferee’s nominees are independent directors and are approved by our Nominating Committee (or equivalent committee of our Board of Directors). In addition, the spun-off or split-off company in a Distribution Transaction (as discussed below) will succeed to Liberty’s rights under the Governance Agreement, including Liberty’s right to nominate directors.

Contingent Matters

The Governance Agreement lists certain actions that require the prior consent of Liberty and Mr. Diller before TripAdvisor can take any such action, which are referred to herein as Contingent Matters.

For so long as:

•	In the case of Liberty, Liberty owns at least 14,956,428 of our equity securities and at least 5% of our total equity securities, or the Liberty Condition; and

•

In the case of Mr. Diller, he owns at least 2,500,000 of our Common Shares (including options to purchase Common Shares, whether or not then exercisable), continues to serve as the Chairman of our Board of Directors and has not become disabled, or the Diller Condition (the Diller Condition together with the Liberty Condition are referred to herein as the Consent Conditions);

We have agreed that, without the prior approval of Liberty and/or Mr. Diller, as applicable, we will not engage in any transaction that would result in Liberty or Mr. Diller having to divest any part of their interests in TripAdvisor or any other material assets, or that would render any such ownership illegal or would subject Mr. Diller or Liberty to any fines, penalties or material additional restrictions or limitations.

In addition, for so long as the Consent Conditions apply, if we (or any of our subsidiaries) incur any indebtedness (other than a customary refinancing not to exceed the principal amount of the existing obligation being refinanced), after which our total debt ratio (as defined in the Governance Agreement) equals or exceeds 8:1, then for so long as the total debt ratio continues to equal or exceed 8:1, we may not take any of the following actions without the prior approval of Liberty and/or Mr. Diller:

•

Acquire or dispose of any assets, issue any debt or equity securities, repurchase any debt or equity securities, or incur indebtedness, if the aggregate value of such transaction or transactions (alone or in combination) during any six month period equals 10% or more of our market capitalization;

•	Voluntarily commence any liquidation, dissolution or winding up of TripAdvisor or any of our material subsidies;

•	Make any material amendments to our certificate of incorporation or bylaws;

•	Engage in any line of business other than online and offline media and related businesses, or other businesses engaged in by us as of the date of determination of the total debt ratio;

•	Adopt any stockholder rights plan that would adversely affect Liberty or Mr. Diller, as applicable; or

•	Grant additional consent rights to any of our stockholders.

Preemptive Rights

In the event that we issue or propose to issue any shares of Common Stock or Class B Common Stock (with certain limited exceptions), including shares issued upon exercise, conversion or exchange of options, warrants and convertible securities, Liberty will have preemptive rights that entitle it to purchase a number of shares of our Common Stock so that Liberty will maintain the identical ownership interest in us (subject to certain adjustments) that Liberty had immediately prior to such issuance or proposed issuance (but not in excess of 20.01%). Any purchase by Liberty will be allocated between Common Stock and Class B Common Stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty opts to acquire shares of Common Stock in lieu of shares of Class B Common Stock.

Registration Rights

Liberty and Mr. Diller are entitled to customary, transferable registration rights with respect to shares of our Common Stock owned by them. Liberty is entitled to four demand registration rights and Mr. Diller is entitled to three demand registration rights. We will pay the costs associated with such registrations (other than underwriting discounts, fees and commissions). We will not be required to register shares of our Common Stock if a stockholder could sell the shares in the quantities proposed to be sold at such time in one transaction under Rule 144 of the Securities Act or under another comparable exemption from registration.

In connection with a transfer of our securities to an unaffiliated third party, Liberty or Mr. Diller may assign any of its or his then-remaining demand registration rights to the third party transferee, if upon the transfer the transferee acquires beneficial ownership of more than 5% of our outstanding equity securities. If upon the transfer the transferee acquires beneficial ownership of our equity securities representing less than 5% of our outstanding equity securities, but having at least $250 million in then-current market value, Liberty or Mr. Diller may assign one of its or his remaining demand registration rights, which the transferee may exercise only in connection with an offering of our shares of Common Stock having $100 million or more in market value.

Inapplicability of Anti-Takeover Provisions to Distribution Transaction or Block Sale

Pursuant to the Governance Agreement, we will not, in the case of a Distribution Transaction (as discussed below), implement any anti-takeover provision (including any shareholder rights plan) or, in the case of a Block Sale (as discussed below), will render inapplicable any such anti-takeover provision:

•	The purpose or reasonably evident effect of which is to restrict or limit Liberty’s ability to engage in a Distribution Transaction or a Block Sale; or

•

The purpose or reasonably evident effect of which is to impose a material economic detriment on us to which our equity securities are transferred in connection with a qualifying Distribution Transaction (and whose shares are distributed to the public stockholders of Liberty) or that would impose a material economic detriment on the transferee in a Block Sale.

In addition, our Board of Directors will approve the transfer of Class B Common Stock and Common Stock in a Distribution Transaction or Block Sale (up to a 30% ownership level in the case of a Block Sale) for purposes of Section 203 of the Delaware General Corporation Law, or the DGCL, which is the prohibition on transactions with interested stockholders under Delaware state law. In the case of a Block Sale, however, such approval for purposes of Section 203 of the DGCL will be subject to the imposition of contractual restrictions on the Block Sale transferee analogous to the provisions of Section 203 of the DGCL (as further described below).

Restrictions on Block Sale Transferee

For three years following a Block Sale by Liberty, the transferee will be subject to the following restrictions with regard to us, unless the restrictions terminate early in the circumstances discussed below:

•

An ownership cap set at 30% of our total equity securities of (which would apply to any “group” of which the transferee or its affiliates is a member), subject to adjustment under certain circumstances;

•

Specified “standstill” restrictions limiting the transferee’s ability, at such time as any directors nominated by the transferee are serving on our Board of Directors, to, among other things, engage in proxy contests, propose transactions involving us, form a “group” (as defined in the Securities Exchange Act of 1934) or influence our management. These restrictions, other than the prohibition on proxy contests, would terminate if the transferee relinquishes all rights to nominate directors under the Governance Agreement; and

•

Contractual provisions analogous to the provisions of Section 203 of the DGCL that would prohibit the transferee from engaging in specified “business combination” transactions with us without our prior approval, acting through a committee of independent directors.

The contractual provisions mirroring Section 203 of the DGCL would not apply to the transferee if upon the Block Sale it would not be an “interested stockholder” (as determined pursuant to Section 203 of the DGCL) of TripAdvisor. However, if these contractual provisions become applicable at the time of the Block Sale, they will continue in effect for the term of the standstill restrictions even if the transferee would subsequently cease to qualify as an “interested stockholder” (as determined pursuant to Section 203 of the DGCL). The standstill restrictions and 30% ownership cap, as well as the termination provisions, would apply to subsequent transferees of all or substantially all of the shares transferred in a prior Block Sale, but in any event would not extend past the third anniversary of the original Block Sale. With respect to such unaffiliated subsequent transferees of the shares transferred in a prior Block Sale, the statutory (rather than contractual) anti-takeover restrictions of Section 203 of the DGCL would apply subject to the waiver, at the time of a transfer, by us.

Prior to the expiration of the three-year term, the standstill restrictions, including the cap on ownership described above, would terminate at the earlier of (i) Mr. Diller and his affiliates “actually owning” securities representing more than 50% of the total voting power of TripAdvisor or (ii) the Block Sale transferee and its affiliates beneficially owning (as defined in the Governance Agreement) securities representing less than 12% of the total voting power of TripAdvisor and Mr. Diller beneficially owning (as defined in the Governance Agreement) securities representing more than 40% of the total voting power of TripAdvisor. For this purpose, securities “actually owned” by Mr. Diller and his affiliates will include all of our securities held by Mr. Diller and his “affiliates”, plus those shares of Class B Common Stock for which Mr. Diller and his “affiliates” have a right to “swap” shares of Common Stock (as discussed below) but for which the swap right has not been exercised, minus the securities Mr. Diller and his “affiliates” currently hold but would need to exchange for the Class B Common Stock in such swap right.

The above restrictions may be waived at any time by TripAdvisor, acting through a committee of independent directors.

Other Block Sale Provisions

Any Block Sale by Liberty within the two years immediately following the completion of the Spin-Off will require our consent and the consent of Expedia. We and Expedia will not withhold our or their consent to such Block Sale if we and Expedia determine in good faith (a) that a safe harbor exists for the Block Sale under Section 355(e) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder, or (b) that during the two years immediately prior to the Spin-Off there were no substantial negotiations with the transferee in such Block Sale regarding the Block Sale.

If Mr. Diller does not acquire from Liberty all shares of Class B Common Stock proposed to be transferred in a Block Sale or in a transfer of all of the Class B Common Stock and Common Stock beneficially owned by Liberty through the exercise of his “swap” rights or right of first refusal under the Stockholders Agreement (resulting in such Class B Common Stock of Liberty being converted into, or exchanged for, shares of our Common Stock before the Block Sale), for a period of two years after the Block Sale, Mr. Diller will have the right from time to time to acquire from us an equal number of shares of Class B Common Stock held in treasury, either by purchase at fair market value, through an exchange of an equivalent number of shares of Common Stock, or a combination thereof. Mr. Diller may exercise this right either alone or in conjunction with one or more third-parties so long as Mr. Diller retains voting control over the Class B Common Stock acquired. Prior to the two year period following a Block Sale, Mr. Diller’s right to acquire Class B Common Stock from us will be suspended immediately upon the entry by us into a merger agreement providing for a merger that constitutes a change of control of TripAdvisor, and will terminate irrevocably upon the consummation of a tender or exchange offer for securities representing a majority of our total voting power or a merger that constitutes a change of control of TripAdvisor.

Certain Waivers

During the term of the Stockholders Agreement, without our consent (to be exercised by a committee of independent directors), Mr. Diller will not waive Liberty’s obligation under the Stockholders Agreement to convert or exchange its shares of Class B Common Stock to shares of Common Stock in specified circumstances. This consent right is not applicable if Mr. Diller no longer has any rights under the Stockholders Agreement. In certain circumstances this consent right will survive a mutual termination of the Stockholders Agreement for a period of up to one year.

Termination

Generally, the Governance Agreement will terminate:

•	With respect to Liberty, at such time that Liberty beneficially owns equity securities representing less than 5% of our total equity securities; and

•	With respect to Mr. Diller, at such time as Mr. Diller ceases to be our Chairman or becomes disabled.

With respect to the provisions governing Contingent Matters, such provisions will terminate as to Mr. Diller and Liberty as set forth under the section entitled Contingent Matters above.

Distribution Transactions

Liberty will be permitted to spin-off or split-off to its public stockholders all (but not less than all) of its equity ownership in TripAdvisor in a transaction meeting specified requirements without first complying with the transfer restrictions under the Stockholders Agreement, including Mr. Diller’s tag-along right, right of first refusal, swap right and conversion requirement, and without being subject to the application of certain anti-takeover provisions, as described above under The Governance Agreement—Inapplicability of Anti-Takeover Provisions to Distribution Transaction or Block Sale. Such transaction is referred to herein as a Distribution Transaction. The spun-off or split-off company will be required to assume all of Liberty’s obligations (including the proxy given to Mr. Diller under the Stockholders Agreement) and will succeed to Liberty’s rights under the Governance Agreement and Stockholders Agreement (including Liberty’s right to nominate directors).

Block Sales

So long as Liberty’s equity ownership in us does not exceed 30% of our total equity securities and Mr. Diller continues to hold a proxy over Liberty’s shares in TripAdvisor under the Stockholders Agreement, Liberty will be permitted to sell all (but not less than all) of such equity interest in us to an unaffiliated third party, without being subject to the application of certain anti-takeover provisions, as described above under The Governance Agreement—Inapplicability of Anti-Takeover Provisions to Distribution Transaction or Block Sale, subject to prior compliance with Mr. Diller’s tag-along right, right of first refusal and swap right under the Stockholders Agreement, as well as the requirement that Liberty convert shares of Class B Common Stock to shares of Common Stock or exchange them for Common Stock with us before the Block Sale. Such sale of equity interest is referred to herein as a Block Sale.

Prior to any Block Sale, Liberty will be required to exchange and/or convert any shares of Class B Common Stock proposed to be transferred in such Block Sale, to the extent Mr. Diller does not acquire such shares pursuant to exercise of his right of first refusal or swap rights, for newly-issued Common Stock (subject to application of relevant securities laws).

Relationship Between us, Mr. Diller and Liberty

Mr. Diller is our Senior Executive and Chairman of the Board of Directors. Mr. Diller and Liberty are parties to the Stockholders Agreement. Among other arrangements, under the terms of the Stockholders Agreement, Liberty grants to Mr. Diller an irrevocable proxy with respect to all of our securities beneficially owned by Liberty on all matters submitted to a stockholder vote or by which the stockholders may act by written consent (other than with respect to Contingent Matters with respect to which Liberty has not consented), until such proxy terminates in accordance with the terms of the Stockholders Agreement. As a result of the arrangements contemplated by the Stockholders Agreement, as of December 31, 2011, Mr. Diller controlled approximately 62.4% of the combined voting power of our capital stock and can effectively control the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of our Common Stock of 25% of the members of our Board of Directors and matters to which Delaware law requires a separate class vote). Upon Mr. Diller ceasing to serve in his capacity as our Chairman, or his becoming disabled, Liberty may effectively control the voting power of our capital stock through its ownership of our Common Shares. We are subject to the Marketplace Rules of The NASDAQ Stock Market LLC, or the Marketplace Rules. The Marketplace Rules exempt “controlled companies,” or companies of which more than 50% of the voting power is held by an individual, group or another company, from certain requirements. Based on the arrangements described above, we are relying on the exemptions for controlled companies from applicable Marketplace Rules.

For more information on our relationship with Mr. Diller and Liberty, see “Note 9 – Related Party Transactions” in the notes to our consolidated and combined financial statements.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated and combined financial statements because they require that management use judgment and estimates in applying those policies. We prepare our consolidated and combined financial statements and accompanying notes in accordance with GAAP.

Preparation of the consolidated and combined financial statements and accompanying notes requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated and combined financial statements as well as revenue and expenses during the periods reported. Management bases its estimates on historical experience, where applicable, and other assumptions that it believes are reasonable under the circumstances. Actual results may differ from estimates under different assumptions or conditions.

There are certain critical estimates that we believe require significant judgment in the preparation of the consolidated and combined financial statements. We consider an accounting estimate to be critical if:

•	It requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time management was making the estimate; and/or

•	Changes in the estimate or different estimates that management could have selected may have had a material impact on our financial condition or results of operations.

For more information on each of these policies, see “Note 2— Significant Accounting Policies” in the notes to our consolidated and combined financial statements. A discussion of information about the nature and rationale for our critical accounting estimates is below.

Recoverability of Goodwill and Indefinite and Definite-Lived Intangible Assets

Goodwill. We assess goodwill for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. The impairment test requires us to estimate the fair value of its reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise. We have one reportable segment. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

We generally base our measurement of fair value of our reporting units on a blended analysis of the present value of future discounted cash flows and market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach estimates the fair value of the business based on a comparison of us to comparable publicly traded companies in similar lines of business. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting units.

We believe the use of discounted cash flows and market approach on a weighted basis is the best method for determining the fair value of its reporting units because these are the most common valuation methodologies used within the travel and Internet industries; and the blended use of both models compensates for the inherent risks associated with either model if used on a stand-alone basis.

In September 2011, the Financial Accounting Standards Board, or FASB, issued updated guidance, Accounting Standards Update, or ASU, 2011-08, Testing Goodwill for Impairment, or ASU 2011-08, on the periodic testing of goodwill for impairment. This guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. On October 1, 2011, we early adopted this guidance and our adoption did not materially impact our consolidated and combined financial statements. Based on our assessment of goodwill as of October 1, 2011 and December 31, 2011 (after Spin-Off), using qualitative factors we have concluded there was no indication of a goodwill impairment and did not find it necessary to perform a two-step goodwill impairment test.

Indefinite-Lived Intangible Assets. In the evaluation of indefinite-lived intangible assets, an impairment charge is recorded for the excess of the carrying value of the indefinite-lived intangible asset over its fair value. We base our measurement of fair value of indefinite-lived intangible assets, which consist of trade name and trademarks, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. Based on our assessment of indefinite-lived intangibles October 1, 2011 and as of December 31, 2011(after Spin-Off), we have not identified any circumstances that would warrant an impairment assessment.

Definite-Lived Intangible Assets. Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of two to ten years. We review the carrying value of long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value. We have not identified any circumstances that would warrant an impairment assessment as of December 31, 2011.

The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in impairment or, in the period in which an impairment is recognized, could result in a materially different impairment charge.

Income Taxes

We compute and account for our income taxes on a separate tax return basis. We record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income and the carryforward periods available for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

We record liabilities to address uncertain tax positions we have taken in previously filed tax returns or that we expect to take in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that the tax position, based on technical merits, will be sustained upon examination. For those positions for which we conclude it is more likely than not it will be sustained, we recognize the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded.

We have not provided for deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that we intend to reinvest permanently outside the United States. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

Stock-Based Compensation

TripAdvisor Equity Grants Assumed at Spin-Off

All stock-based compensation included in our consolidated and combined financial statements prior to Spin-Off relates to Expedia common stock options and restricted stock units, or RSUs, held by TripAdvisor employees prior to the Spin-Off. The following methods were used to measure the fair value of these awards and we will continue to amortize the fair value thereof as follows for all pre-Spin-Off equity grants:

Stock Options. The value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) were measured at fair value, using the Black-Scholes option valuation model. The Black-Scholes model incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility was based on historical volatility of Expedia’s common stock and other relevant factors. The expected term assumptions were based on our historical experience and on the terms and conditions of the stock awards granted to employees. We will continue to amortize the fair value, net of estimated forfeitures, over the remaining vesting term on a straight-line basis. The majority of these stock options vest over four years.

Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of Common Stock as the award vests. RSUs were measured at fair value based on the number of shares granted and the quoted price of Expedia’s common stock at the date of grant. We will continue to amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term, generally a five-year period, on a straight-line basis.

Performance-based RSUs that were granted by Expedia vest upon achievement of certain company-based performance conditions and a requisite service period. On the date of grant, the fair value of the performance-based award was determined based on the fair value of Expedia common stock at that time and it was assessed whether it was probable that the performance targets would be achieved. If assessed as probable, compensation expense was recorded for these awards over the estimated performance period using the accelerated method. At each reporting period, we will reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

TripAdvisor Equity Grants Awards Issued Subsequent to Spin-Off

Prior to the completion of the Spin-Off, we adopted the TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan, or the 2011 Incentive Plan. We now participate in the 2011 Incentive Plan as of December 21, 2011, under which we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to our directors, officers, employees and consultants. Refer to “Note 7—Stock Based Awards and Other Equity Instruments” below for further information on the 2011 Incentive Plan.

We have issued 32,526 RSUs from the 2011 Incentive Plan, to our non-employee members of the Board of Directors the fair value of which we measured based on the quoted price of our Common Stock at the date of grant (which was December 21, 2011). We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of three years on a straight-line basis.

Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of Common Stock as the award vests. RSUs are measured at fair value based on the number of shares granted and the quoted price of our Common Stock at the date of grant. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. In determining the estimated forfeiture rates for stock-based awards, we have periodically conducted an assessment of the actual number of equity awards that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including our attrition rates, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and, to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.

Refer to “Note 7—Stock Based Awards and Other Equity Instruments” in the notes to our consolidated and combined financial statements for further discussion of stock based compensation and material modification charges related to the Spin-Off.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, or ASU 2011-08. ASU 2011-08 was issued to amend FASB Accounting Standards Codification, or ASC, (Topic 350) Intangibles—Goodwill and Other. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to first make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If entities determine, on the basis of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, and we adopted ASU 2011-08 on October 1, 2011 for the fiscal year 2011 goodwill impairment test. The adoption of ASU 2011-08 did not have a material impact our consolidated and combined financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation on Comprehensive Income, or ASU 2011-05. Under ASU 2011-05, there will no longer be the option to present items of other comprehensive income in the statement of stockholders’ equity. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 on a retrospective basis, with early adoption permitted. Accordingly, we have adopted the presentation requirements of ASU 2011-05. The adoption of ASU 2011-05 did not have a material impact on our consolidated and combined financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

We are exposed to certain market risks, including changes in interest rates and foreign currency exchange rates that could adversely affect our results of operations or financial condition. We manage our exposure to these risks through established policies and procedures and by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign currency exchange rates. Our objective is to mitigate potential income statement, cash flow and market exposures from changes in interest and foreign exchange rates.

Interest Rates

We have historically invested excess cash balances primarily in cash deposits, money market investments and time deposits held at major banks, accordingly, we are exposed to market risk related to changes in interest rates. The Spin-Off has had a material impact on our interest rate risk due to newly issued variable rate debt. As of December 31, 2011, we had $400 million of debt under our Term Loan, which has a variable rate. The variable interest rate on the Term Loan is based on current assumptions, leverage and LIBOR rates. Based on our current loan balance through December 31, 2011, a 25 basis point change in our interest rate on the Term Loan would result in an increase or decrease to interest expense of approximately $1 million per annum. We currently do not hedge our interest rate risk; however, if we become increasingly exposed to potentially volatile movements in interest rates, and if these movements are material, this could cause us to adjust our financing strategy.

Foreign Currency Exchange Rates

We conduct business in certain international markets, primarily the European Union, the U.K. and China. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates. Our primary exposure to foreign currency risk relates to transacting in foreign currency and recording the activity in U.S. dollars. Changes in exchange rates between the U.S. dollar, the British pound sterling, the Euro and other currencies will result in transaction gains or losses, which we recognize in our consolidated and combined statements of operations. As we increase our operations in international markets, we become increasingly exposed to potentially volatile movements in currency exchange rates. These movements, if material, could cause us to adjust our financing and operating strategies.

Currency exchange rates change and translation of statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, we have not hedged translation risks because cash flows from international operations were generally reinvested locally.

Foreign exchange gains and losses were not material for the years ended 2011, 2010 and 2009 and were included in other income (expense) on our consolidated and combined statement of operations.

Item 8.	Consolidated and Combined Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

TripAdvisor, Inc.

We have audited the accompanying consolidated and combined balance sheets of TripAdvisor, Inc. as of December 31, 2011 and December 31, 2010, and the related consolidated and combined statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of TripAdvisor, Inc. at December 31, 2011 and December 31, 2010, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 15, 2012

TRIPADVISOR, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Revenue	$426,045	$313,525	$212,375
Related-party revenue from Expedia	211,018	171,110	139,714

Total revenue	637,063	484,635	352,089
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	10,873	7,345	4,569
Selling and marketing (2)	209,176	140,470	105,679
Technology and content (2)	57,448	43,321	29,331
General and administrative (2)	44,770	31,819	14,286
Related-party shared services fee	9,222	7,900	6,910
Depreciation	18,362	12,871	9,330
Amortization of intangible assets	7,523	14,609	13,806
Spin-Off costs	6,932	—	—

Total costs and expenses	364,306	258,335	183,911

Operating income	272,757	226,300	168,178
Other income (expense):
Related-party interest income (expense), net	544	(241)	(978)
Other interest expense, net	(153)	—	—
Other, net	(1,254)	(1,644)	(660)

Total other expense, net	(863)	(1,885)	(1,638)

Income before income taxes	271,894	224,415	166,540
Provision for income taxes	(94,103)	(85,461)	(64,325)

Net income	177,791	138,954	102,215
Net (income) loss attributable to noncontrolling interest	(114)	(178)	212

Net income attributable to TripAdvisor, Inc.	$177,677	$138,776	$102,427

Earnings Per Share attributable to TripAdvisor, Inc:
Basic	$1.33	$1.04	$0.77
Diluted	$1.32	$1.04	$0.77
Weighted Average Common Shares Outstanding:
Basic	133,461	133,461	133,461
Diluted	134,865	133,461	133,461

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$578	$1,080	$4,356
Amortization of website development costs included in depreciation	12,438	8,104	5,992

	$13,016	$9,184	$10,348
(2) Includes stock-based compensation as follows:
Selling and marketing	$3,216	$2,101	$1,885
Technology and content	3,931	2,661	2,276
General and administrative	10,197	2,421	1,744

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Net income	$177,791	$138,954	$102,215
Other comprehensive income, net of tax:
Foreign currency translation adjustments (a)	(781)	1,520	1,383

Comprehensive income	$177,010	$140,474	$103,598

(a)	There were no sales or liquidations of investments in any foreign entities during the years end December 31, 2011, 2010 and 2009. Therefore, there is no reclassification adjustment for these periods.

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$183,532	$93,133
Short-term investments	—	20,297
Accounts receivable, net of allowance of $5,370 and $5,184 at December 31, 2011 and 2010, respectively	67,936	51,150
Receivable from Expedia, net	14,081	—
Deferred income taxes, net	6,494	7,954
Prepaid expenses and other current assets	6,279	4,267

Total current assets	278,322	176,801
Property and equipment, net	34,754	30,744
Other long-term assets	11,888	4,640
Intangible assets, net	44,030	50,094
Goodwill	466,892	460,610

TOTAL ASSETS	$835,886	$722,889

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,097	$6,768
Payable to Expedia, net	—	18,860
Deferred revenue	19,395	12,119
Credit facility borrowings	26,734	1,779
Borrowings, current	20,000	—
Taxes payable	17,229	65,034
Accrued expenses and other current liabilities	34,938	38,129

Total current liabilities	130,393	142,689
Long-term liabilities:
Deferred income taxes, net	16,004	28,888
Other long-term liabilities	15,952	11,680
Borrowings, net of current portion	380,000	—

Total long-term liabilities	411,956	40,568

Total Liabilities	542,349	183,257
Commitments and Contingencies
Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000,000 and 0
Shares issued and outstanding: 0 and 0
Common stock $.001 par value	121	—
Authorized shares: 1,600,000,000
Shares issued and outstanding: 120,661,808 and 0
Class B Common Stock $.001 par value	13	—
Authorized shares 400,000,000
Shares issued and outstanding: 12,799,999 and 0
Invested capital	—	541,561
Additional paid-in capital	293,744	—
Retained earnings	2,369	—
Accumulated other comprehensive loss	(2,710)	(1,929)

Total stockholders’ equity	293,537	539,632

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$835,886	$722,889

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Invested Capital	Common stock		Class B Common Stock		Additional paid-in capital	Retained earnings		Accumulated other comprehensive income (loss)	Total
		Shares	Amount	Shares	Amount
Balance as of December 31, 2008	$247,732	—	$—	—	$—	$—	$		$(4,832)	$242,900
Net income attributable to TripAdvisor, Inc.	102,427									102,427
Other comprehensive income									1,383	1,383
Tax deficiencies on equity awards	(1,054)									(1,054)
Stock-based compensation expense	5,612									5,612
Invested capital from Expedia for acquisition	38,487									38,487
Other	159									159
Balance as of December 31, 2009	$393,363	—	$—	—	$—	$—		$—	$(3,449)	$389,914

Net income attributable to TripAdvisor, Inc.	138,776									138,776
Other comprehensive income									1,520	1,520
Tax benefits on equity awards	3,992									3,992
Adjustment to the fair value of redeemable noncontrolling interest	(1,152)									(1,152)
Stock-based compensation expense	6,582									6,582

Balance as of December 31, 2010	$541,561	—	$—	—	$—	$—		$—	$(1,929)	$539,632
Net income attributable to TripAdvisor, Inc. prior to Spin-Off	175,308									175,308
Net income attributable to TripAdvisor, Inc. after the Spin-Off								2,369		2,369
Other comprehensive income									(781)	(781)
Tax benefits on equity awards	1,453									1,453
Amortization of stock based compensation- pre-Spin-Off	16,260									16,260

	Invested Capital	Common stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
		Shares	Amount	Shares	Amount
Acquisition of common control subsidiary from Expedia	(40,564)								(40,564)
Adjustment to the fair value of redeemable noncontrolling interest	(571)								(571)
Extinguishment of receivable due from Expedia related to Spin- Off, including transfers of assets and liabilities	(1,525)								(1,525)
Distribution to Expedia related to Spin-Off, net	(398,488)								(398,488)
Capitalization of TripAdvisor as a result of Spin-Off from Expedia, including issuance of Common and Class B shares	(293,434)	120,661,808	121	12,799,999	13	293,300			—
Amortization of stock based compensation- post Spin-Off						444			444

Balance as of December 31, 2011	$—	120,661,808	$121	12,799,999	$13	$293,744	$2,369	$(2,710)	$293,537

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Operating activities:
Net income	$177,791	$138,954	$102,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development costs	18,362	12,871	9,330
Stock-based compensation	17,344	7,183	5,905
Amortization of intangible assets	7,523	14,609	13,806
Amortization of deferred financing costs	21	—	—
Deferred tax expense (benefit)	(931)	(653)	7,218
Excess tax benefits from stock-based compensation	(1,571)	(1,813)	(112)
Provision for doubtful accounts	909	3,383	1,423
Foreign exchange (gain) loss on cash and cash equivalents, net	209	(541)	—
Other	(131)	164	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(15,910)	(14,853)	(7,419)
Prepaid expenses and other current assets	(1,821)	(328)	(1,293)
Accounts payable	5,885	1,273	(802)
Taxes payable	3,244	17,359	1,879
Accrued expenses and other current liabilities	82	9,707	(6,821)
Deferred revenue	6,876	9,600	409

Net cash provided by operating activities	217,882	196,915	125,738
Investing activities:
Acquisitions, net of cash acquired	(7,894)	(34,446)	(44,971)
Capital expenditures, including internal-use software and website development costs	(21,323)	(18,813)	(13,873)
Transfers to Expedia, Inc., net	(95,967)	(66,421)	(90,086)
Acquisitions, net of cash acquired, from Expedia, Inc	(28,099)	—	—
Distribution to Expedia, Inc., related to Spin-Off	(405,516)	—	—
Purchase of short-term investments	—	(20,090)	—
Maturity of short-term investments	20,090	—	—
Other	(153)	—	—

Net cash used in investing activities	(538,862)	(139,770)	(148,930)
Financing activities:
Acquisitions funded by Expedia, Inc.	5,135	—	45,958
Payments on acquisition earn-out	(9,546)	—	—
Proceeds from credit facilities	18,158	1,733	—
Proceeds from issuance of long-term debt, net of issuance costs	396,516	—	—
Excess tax benefits from stock-based compensation	1,571	1,813	112
Change in restricted cash	—	475	—

Net cash provided by financing activities	411,834	4,021	46,070
Effect of exchange rate changes on cash and cash equivalents	(455)	603	485

Net increase in cash and cash equivalents	90,399	61,769	23,363
Cash and cash equivalents at beginning of year	93,133	31,364	8,001

Cash and cash equivalents at end of year	$183,532	$93,133	$31,364
Supplemental disclosure of cash flow information:
Income taxes paid directly to taxing authorities, net	$42,220	$26,654	$7,168
Income taxes paid to Expedia, Inc.	49,570	41,333	48,078

Total income taxes paid, net	$91,790	$67,987	$55,246

Supplemental disclosure of non-cash investing and financing activities:
Distribution receivable from Expedia, Inc.	$(7,028)	$—	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

On April 7, 2011, Expedia, Inc. (“Expedia”) announced its plan to separate into two independent public companies in order to better achieve certain strategic objectives of its various businesses. We refer to this transaction as the “Spin-Off.” Non-recurring expenses incurred to affect the Spin-Off during the year ended December 31, 2011 have been included within Spin-Off costs in the consolidated and combined statements of operations.

In connection with the Spin-Off, we were incorporated as a Delaware corporation in July 2011. On November 1, 2011, the Securities and Exchange Commission (“SEC”) declared the Form S-4 with information pertaining to the Spin-Off, which included a preliminary proxy statement for Expedia and prospectus for Expedia and TripAdvisor, as effective. On December 6, 2011, at Expedia’s annual meeting of stockholders, Expedia’s stockholders approved the Spin-Off, and the related proposals submitted. The Spin-Off was also approved by Expedia’s Board of Directors on December 6, 2011. Also in December 2011 Expedia received a favorable private letter ruling from the Internal Revenue Service (“IRS”) on the tax-free nature of the Spin-Off.

On December 20, 2011, following the close of trading on the NASDAQ Global Select Market (“NASDAQ”), the Spin-Off was completed, and TripAdvisor began trading as independent public company on December 21, 2011. Expedia effected the Spin-Off by means of a reclassification of its capital stock that resulted in the holders of Expedia capital stock immediately prior to the time of effectiveness of the reclassification having the right to receive a proportionate amount of TripAdvisor capital stock. A one-for-two reverse stock split of outstanding Expedia capital stock occurred immediately prior to the Spin-Off, with cash paid in lieu of fractional shares.

In connection with the Spin-Off, Expedia contributed or transferred all of the subsidiaries and assets relating to Expedia’s TripAdvisor Media Group, which are comprised of the TripAdvisor Holdings, LLC combined financial statements, to TripAdvisor and TripAdvisor or one of its subsidiaries assumed all of the liabilities relating to Expedia’s TripAdvisor Media Group. TripAdvisor now trades on the NASDAQ under the symbol “TRIP.”

In connection with the Spin-Off, on December 20, 2011, TripAdvisor Holdings, LLC distributed approximately $406 million in cash to Expedia in the form of a dividend. This distribution was funded through borrowings under a new credit agreement, dated as of December 20, 2011, among TripAdvisor, TripAdvisor Holdings, LLC, TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent. Such credit agreement together with all exhibits, schedules, annexes, certificates, assignments and related documents contemplated thereby is referred to herein as the “Credit Agreement.” The Credit Agreement provides for a five-year term loan (the “Term Loan,”) to TripAdvisor Holdings, LLC in a principal amount of $400 million, repayable in quarterly installments equal to 1.25% of the original principal amount in year 2012 and 2.5% of the original principal amount in each year thereafter, with the balance payable on the final maturity date. The Credit Agreement also provides for a revolving credit facility (the “Revolving Credit Facility”) with a maximum borrowing capacity of $200 million. On December 20, 2011, TripAdvisor Holdings, LLC borrowed $10 million under the Revolving Credit Facility. All outstanding principal and interest under the Term Loan and the Revolving Credit Facility will be due and payable, and the Revolving Credit Facility will terminate, on December 20, 2016. The obligations of each borrower under the Credit Agreement are the senior unsecured obligations of such borrower and are guaranteed by TripAdvisor (following consummation of the Spin-Off), TripAdvisor Holdings, LLC, and certain of their respective subsidiaries. Refer to “Note 11—Debt” and our debt discussion in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources” above for further information.

The table below reflects the accounting treatment related to the formation of TripAdvisor and the transfer to us by Expedia of the post-Spin-Off net assets of TripAdvisor after giving effect to the terms provided for in the separation agreement between Expedia and us (the “Separation Agreement”) (in thousands).

Invested equity prior to Spin-Off	$693,447
Distribution to Expedia (1)	(405,516)
Adjustment to distribution from Expedia (2)	7,028
Receivable from Expedia extinguished (3)	(1,525)
Common shares issued (4)	(121)
Class B shares issued (4)	(13)

Beginning Additional-Paid-In-Capital	$293,300

(1)	The transfer of approximately $406 million in cash to Expedia in form of dividend, prior to TripAdvisor’s separation from Expedia.
(2)	Per the Separation Agreement, we were to retain $165 million in cash on hand immediately following the Spin-Off. The agreement also provided for a subsequent reconciliation process to ensure the appropriate amount was retained and all amounts in excess of $165 million were remitted to Expedia. The completion of this reconciliation resulted in TripAdvisor recording an additional receivable from Expedia of $7 million at December 31, 2011.
(3)	The extinguishment of domestic intercompany receivables from Expedia, including transfers of assets and liabilities at Spin-Off.
(4)	The reclassification of 121 million shares of Expedia common stock and 13 million shares of Expedia Class B Common Stock into, in part, shares of Expedia mandatory exchangeable preferred stock that automatically, immediately following the reclassification, exchanged into 121 million shares of TripAdvisor Common Stock and 13 million shares of TripAdvisor Class B Common Stock to effect the transfer of ownership of TripAdvisor from Expedia to Expedia’s shareholders based upon a ratio of one share of the respective class of TripAdvisor Common Stock for each share of the respective class of Expedia common stock and the number of Expedia common and Class B common shares outstanding as of December 20, 2011 after giving effect to the one-for-two reverse stock split of Expedia shares in connection with, and immediately prior to, the Spin-Off.

Basis of Presentation

The accompanying consolidated and combined financial statements include TripAdvisor, our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We refer to TripAdvisor, Inc. and our wholly-owned subsidiaries as “TripAdvisor,” “us,” “we” and “our” in these notes to the consolidated and combined financial statements. We record our investments in entities that we do not control, but over which we have the ability to exercise significant influence, using the equity method. We record noncontrolling interest in our consolidated and combined financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Noncontrolling interest in the earnings and losses of consolidated subsidiaries represents the share of net income or loss allocated to members or partners in our consolidated entities. We have eliminated significant intercompany transactions and accounts. The accounting for income taxes was computed for TripAdvisor on a separate tax return basis (see “Note 8—Income Taxes” for further information). The accompanying consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

The financial statements and related financial information pertaining to the period preceding December 21, 2011 have been presented on a combined basis and reflect the results of TripAdvisor that were ultimately transferred to us as part of the Spin-Off. The financial statements and related financial information pertaining to the period from December 21, 2011 through December 31, 2011 have been presented on a consolidated basis. Prior to the Spin-Off, certain functions, including accounting, legal, tax, corporate development, treasury, employee benefits, financial reporting and real estate management, were historically managed by the corporate division of Expedia on behalf of its subsidiaries. The assets, liabilities and expenses related to the support of these centralized corporate functions have been allocated to us on a specific identification basis to the extent possible. Otherwise, allocations related to these services, in the form of a related-party services fee, were primarily based upon an estimate of the proportion of corporate amounts applicable to us. These allocations were determined on a basis that Expedia and we considered to be a reasonable reflection of the cost of services provided or the benefit received by us. These expenses were allocated based on a number of factors including headcount, estimated time spent and operating expenses. In the opinion of management, the assumptions and allocations have been made on a reasonable basis. Management believes that amounts allocated to TripAdvisor reflect a reasonable representation of the types of costs that would have been incurred if we had performed these functions as a stand-alone company. However, as estimation is inherent within the aforementioned allocation process, these consolidated and combined financial statements do not include all of the actual amounts that would have been incurred had we been a stand-alone entity during the periods presented and also do not necessarily reflect our future financial position, results of operations and cash flows.

Description of Business

TripAdvisor is an online travel company, empowering users to plan and have the perfect trip. TripAdvisor’s travel research platform aggregates reviews and opinions of members about destinations, accommodations (hotels, bed and breakfasts, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 30 countries, including in China under the brand daodao.com. Beyond travel-related content, TripAdvisor websites also include links to the websites of our travel advertisers allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we manage and operate websites under 18 other travel media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector. We derive substantially all of our revenue from advertising, primarily through click-based advertising and display-based advertising sales. In addition, we earn revenue through a combination of subscription-based offerings, transaction revenue from our flash sale website, SniqueAway, and other revenue including content licensing.

Seasonality

Expenditures by travel advertisers tend to be seasonal. Traditionally, our strongest quarter has been the third quarter, which is a key travel research period, with the weakest quarter being the fourth quarter. However, adverse economic conditions or continued growth of our international operations with differing holiday peaks may influence the typical trend of our seasonality in the future.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Consolidation

Our consolidated and combined financial statements include the accounts of TripAdvisor, our wholly owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We record our investments in entities that we do not control, but over which we have the ability to exercise significant influence, using the equity method. We record noncontrolling interest in our consolidated and combined financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Noncontrolling interest in the earnings and losses of consolidated subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated entities. Significant intercompany transactions between the TripAdvisor consolidated entities and accounts have been eliminated.

Certain of our subsidiaries that operate in China, have variable interests in affiliated entities in China in order to comply with Chinese laws and regulations, which restrict foreign investment in Internet content provision businesses. Although we do not own the capital stock of some of our Chinese affiliates, we consolidate their results as we are the primary beneficiary of the cash losses or profits of these variable interest affiliates and have the power to direct the activities of these affiliates. Our variable interest entities are not material for all periods presented.

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated and combined financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated and combined financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated and combined financial statements include revenue recognition; recoverability of long-lived assets, intangible assets and goodwill; income taxes; useful lives of property and equipment; purchase accounting and stock-based compensation.

Reclassifications

Certain reclassifications have been made to conform the prior period’s data to the current format.

Our management has changed the non-GAAP financial measure that we use to measure our operating performance from Operating Income Before Amortization (“OIBA”) to Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”). Consequently we have reclassified all our depreciation expense, which previously had resided in technology and content expense and general and administrative expense, and have presented it as a separate line item on the consolidated and combined statement of operations. This reclassification had no net effect on either total operating expenses or total operating income for any period. The table below provides a summary of that reclassification for the periods presented.

	Year ended December 31,
	(in thousands)
	2010	2009
Depreciation (1)	$12,871	$9,330
Technology and content	(10,351)	(7,743)
General and administrative	(2,520)	(1,587)

	$—	$—

(1)	Total depreciation expense as reported on our Registration Statement on Form S-4, filed with the SEC on November 1, 2011 (the “Registration Statement”), in our consolidated and combined statement of cash flows.

Revenue Recognition

We recognize revenue from the advertising services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

Click-based Advertising. Revenue is derived primarily from click-through fees charged to our travel partners for traveler leads sent to the travel partners’ website. We record revenue from click-through fees after the traveler makes the click-through to the travel partners’ websites.

Display and Other Advertising. We recognize display advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract. Subscription-based revenue is recognized ratably over the related subscription period. We recognize revenue from all other sources either upon delivery or when we provide the service.

Deferred revenue, which primarily relates to our subscription-based programs, is recorded when payments are received in advance of our performance as required by the underlying agreements.

Cash and Cash Equivalents and Short-Term Investments

Our cash and cash equivalents consist primarily of cash and liquid financial instruments, including money market funds, with maturities of 90 days or less when purchased. Prior to Spin-Off, our domestic cash receipts had been transferred to Expedia, which had historically funded our domestic disbursement accounts as required. Transfers of cash between TripAdvisor and Expedia resulted in increases or decreases to our net related-party balance. In connection with the Spin-Off this intercompany balance with Expedia was extinguished and any subsequent cash transfers related to business operations between TripAdvisor and Expedia have ceased.

At December 31, 2010 our short-term investments were classified as available for sale and included time deposit investments with original maturities of greater than 90 days and remaining maturities of less than one year. As of December 31, 2011 we have no short term investments.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 30 days and are recorded net of an allowance for doubtful accounts. We consider accounts outstanding longer than the contractual payment terms as past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and the condition of the general economy and industry as a whole.

Property and Equipment, Including Website and Software Development Costs

We record property and equipment at cost, net of accumulated depreciation. We capitalize certain costs incurred during the application development stage related to the development of websites and internal use software. Capitalized costs include internal and external costs, if direct and incremental, and deemed by management to be significant. We expense costs related to the planning and post-implementation phases of software and website development as these costs are incurred. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software resulting in added functionality, in which case the costs are capitalized.

We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is three to five years for computer equipment, capitalized software and website development and furniture and other equipment. We depreciate leasehold improvement using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. We have one reportable segment. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

We generally base our measurement of fair value of our reporting units on a blended analysis of the present value of future discounted cash flows and market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach estimates the fair value of the business based on a comparison of TripAdvisor to comparable publicly traded companies in similar lines of business. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting units.

We believe the use of discounted cash flows and market approach on a weighted basis is the best method for determining the fair value of our reporting units because these are the most common valuation methodologies used within the travel and Internet industries and the blended use of both models compensates for the inherent risks associated with either model if used on a stand-alone basis. In the evaluation of goodwill for impairment, we first compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated guidance, Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), on the periodic testing of goodwill for impairment. This guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. On October 1, 2011, we early adopted this guidance and our adoption did not materially impact our consolidated and combined financial statements. Based on our assessment of goodwill as of October 1, 2011 and December 31, 2011 (after Spin-Off), using qualitative factors we have concluded there was no indication of a goodwill impairment and did not find it necessary to perform a two-step goodwill impairment test.

In the evaluation of indefinite-lived intangible assets, an impairment charge is recorded for the excess of the carrying value of the indefinite-lived intangible asset over its fair value. We base our measurement of fair value of indefinite-lived intangible assets, which consist of trade name and trademarks, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. Based on our assessment of indefinite-lived intangibles as of October 1, 2011 and December 31, 2011(after Spin-Off), we have not identified any circumstances that would warrant an impairment assessment.

Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of two to ten years. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.

Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset by determining if the carrying value of the asset exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset over the remaining economic life of the asset. If the recoverability test indicates that the carrying value of the asset is not recoverable, we will estimate the fair value of the asset using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset’s carrying amount and its estimated fair value. We have not identified any circumstances that would warrant an impairment assessment as of December 31, 2011.

Income Taxes

We compute and account for our income taxes on a stand-alone basis; however, we are included in the consolidated income tax returns filed by Expedia through the Spin-Off date. We record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

We recognize in our consolidated and combined financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Foreign Currency Translation and Transaction Gains and Losses

Certain of our operations outside of the United States use the related local currency as their functional currency. We translate revenue and expense at average rates of exchange during the period. We translate assets and liabilities at the rates of exchange as of the consolidated and combined balance sheet dates and include foreign currency translation gains and losses as a component of accumulated other comprehensive income. Due to the nature of our operations and our corporate structure, we also have subsidiaries that have transactions in foreign currencies other than their functional currency. We record transaction gains and losses in our consolidated and combined statements of operations related to the recurring re-measurement and settlement of such transactions. These gains and losses were not material to any period reported.

Advertising Expense

We incur advertising expense consisting of traffic generation costs from search engines and Internet portals, other online and offline advertising expense, promotions and public relations to promote our brands. We expense the costs associated with advertisements in the period in which the advertisement takes place. For the years ended December 31, 2011, 2010 and 2009, our advertising expense was $136 million, $86 million, and $66 million, respectively.

Stock-Based Compensation

TripAdvisor Equity Grants Assumed at Spin-Off

All stock-based compensation included in our consolidated and combined financial statements prior to Spin-Off relates to Expedia common stock options and restricted stock units (“RSUs”) held by TripAdvisor employees prior to the Spin-Off. The following methods were used to measure the fair value of these awards and we will continue to amortize the fair value thereof as follows for all pre-Spin-Off equity grants:

Stock Options. The value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) were measured at fair value, using the Black-Scholes option valuation model. The Black-Scholes model incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility was based on historical volatility of Expedia’s common stock and other relevant factors. The expected term assumptions were based on historical experience and on the terms and conditions of the stock awards granted to employees. We will continue to amortize the fair value, net of estimated forfeitures, over the remaining vesting term on a straight-line basis. The majority of these stock options vest over four years.

Restricted Stock Units. RSUs are stock awards that were granted to employees entitling the holder to shares of Common Stock as the award vests, typically over a five-year period. RSUs were measured at fair value based on the number of shares granted and the quoted price of Expedia’s common stock at the date of grant. We will continue to amortize the fair value of these awards, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis.

Performance-based RSUs that were granted by Expedia vest upon achievement of certain company-based performance conditions and a requisite service period. On the date of grant, the fair value of the performance-based award was determined based on the fair value of Expedia common stock at that time and it was assessed whether it was probable that the performance targets would be achieved. If assessed as probable, compensation expense was recorded for these awards over the estimated performance period using the accelerated method. At each reporting period, we will reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

TripAdvisor Equity Grants Awards Issued Subsequent to the Spin-Off

Prior to the completion of the Spin-Off, we adopted the TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan (the “2011 Incentive Plan”). As of December 21, 2011, we participate in the 2011 Incentive Plan, under which we may grant restricted stock, RSUs, stock options and other stock-based awards to our officers, employees and consultants. Refer to “Note 7—Stock Based Awards and Other Equity Instruments,” below for further information on the 2011 Incentive Plan.

We have issued 32,526 RSUs from the 2011 Incentive Plan, to our non-employee members of the Board of Directors. Fair value was measured based on the quoted price of our Common Stock at the date of grant (which was December 21, 2011). We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of three years on a straight-line basis.

Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of Common Stock as the award vests. RSUs are measured at fair value based on the number of shares granted and the quoted price of our Common Stock at the date of grant. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. In determining the estimated forfeiture rates for stock-based awards, we have periodically conducted an assessment of the actual number of equity awards that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including our attrition rates, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and, to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.

Fair Value Measurements

We disclose the fair value of our financial instruments based on the fair value hierarchy using the following three categories:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations including dependence on relationships with our customers. We are highly dependent on our advertising and media relationship with Expedia, (see “Note 9— Related Party Transactions”), which accounted for 33%, 35% and 40% of our total revenue in 2011, 2010 and 2009, respectively. In addition, another of our customers accounted for approximately 16% and 11% of our revenue in 2011 and 2010, respectively.

Contingent Liabilities

Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated and combined statements of operations. We provide disclosure in the notes to the consolidated and combined financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated and combined financial statements.

Earnings per Share

We compute basic earnings per share by taking net income attributable to TripAdvisor available to Common stockholders divided by the weighted average number of Common and Class B Common shares outstanding. We apply the treasury stock method in computing the weighted-average shares outstanding used in the diluted earnings per share calculation. Under the treasury stock method, the assumed proceeds calculation includes the actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits credited upon exercise to additional paid-in-capital. The treasury stock method assumes that a company uses the proceeds from the exercise of an award to repurchase Common Stock at the average market price for the period. Windfall tax benefits created upon the exercise of an award would be added to assumed proceeds, while shortfalls charged to additional paid-in-capital would be deducted from assumed proceeds. Any shortfalls not covered by the windfall tax pool would be charged to the income statement and would be excluded from the calculation of assumed proceeds, if any.

The earnings per share amounts are the same for Common Stock and Class B Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08. ASU 2011-08 was issued to amend FASB Accounting Standards Codification (“ASC”) (Topic 350): Intangibles—Goodwill and Other. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to first make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If entities determine, on the basis of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, and we have adopted ASU 2011-08 on October 1, 2011 for the fiscal year 2011 goodwill impairment test. The adoption of ASU 2011-08 did not have a material impact on our consolidated and combined financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation on Comprehensive Income (“ASU 2011-05”). Under ASU 2011-05, there will no longer be the option to present items of other comprehensive income in the statement of stockholders’ equity. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 on a retrospective basis, with early adoption permitted. Accordingly, we have adopted the presentation requirements of ASU 2011-05. The adoption of ASU 2011-05 did not have a material impact on our consolidated and combined financial statements.

NOTE 3: ACQUISITIONS

During 2011, 2010 and 2009, we acquired a number of companies including various online travel media content companies. The following table summarizes the allocation of the purchase price for all acquisitions made in the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(In thousands)
Goodwill	$6,390	$40,703	$29,505
Intangible assets with definite lives (1)	1,642	8,148	9,000
Net liabilities and non-controlling interest acquired (2)	(16)	(3,580)	(18)

Total (3)	$8,016	$45,271	$38,487

(1)	The weighted average life of acquired intangible assets during 2011, 2010 and 2009 was 2.8 years, 6.2 years and 4.5 years, respectively.
(2)	Includes cash acquired of $0.1 million, $2 million and $2 million during 2011, 2010 and 2009, respectively.
(3)	All outstanding purchase contingencies have been paid as of December 31, 2011.

In addition, during 2011 and 2009, we paid $13 million and $8 million of contingent purchase consideration under prior acquisitions. The amount in 2011 represented an earn-out payment, of which approximately $10 million and $3 million are recorded to financing activities and operating activities, respectively, in the consolidated and combined statement of cash flows. All previous contingent consideration accrued and paid was calculated based on the financial performance of the acquired entities to which it relates.

The purchase price allocation of the 2011 acquisitions are preliminary and subject to revision as more information becomes available, but in any case will not be revised beyond 12 months after the acquisition date and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill on a retroactive basis. The results of operations of each of the acquired businesses have been included in our consolidated and combined results from each transaction closing date forward. We did not have any material acquisitions during the years 2011, 2010 and 2009; therefore no pro-forma results have been provided.

One of our acquisitions made during 2008 includes noncontrolling interests with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the subsidiary, at fair value or at adjusted fair values at our discretion, beginning in the fourth quarter of 2012. Changes in fair value of the shares for which the minority holders may sell to us are recorded to the redeemable noncontrolling interest with charges or credits to additional paid in capital. Fair value determinations are based on various valuation techniques, including market comparables and discounted cash flow projections. Our redeemable noncontrolling interest is not material for all periods presented and has been included in other long-term liabilities at December 31, 2010 and is included in other current liabilities at December 31, 2011, as we expect the noncontrolling interest to be redeemed in 2012.

In addition to the acquisitions listed in the above table, in October 2011, we purchased a subsidiary in China from Expedia for $37 million, or $28 million net of acquired cash. This acquisition was accounted for as a common control transaction, with net liabilities recorded at a carrying value of $4 million, including an additional $7 million of short term borrowings from the Chinese Credit Facility (refer to “Note 10—Commitments and Contingencies” below for further information on the Chinese Credit Facility). No goodwill or other intangibles were recorded as a result of this acquisition and no further contingent payments are outstanding. The difference between the purchase price and the carrying value of the net liabilities was recorded to additional paid in capital. The results of operations from this business are included in our consolidated and combined results from the transaction closing date through December 31, 2011.

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31,
	2011	2010
	(In thousands)
Capitalized software and website development	$46,878	$31,778
Leasehold improvements	12,924	11,461
Computer equipment	11,638	8,863
Furniture and other equipment	5,267	3,480

	76,707	55,582
Less: accumulated depreciation	(43,391)	(25,075)
Projects in progress	1,438	237

Property and equipment, net	$34,754	$30,744

As of December 31, 2011 and 2010, our recorded capitalized software and website development costs, net of accumulated amortization, were $21 million and $17 million, respectively. For the years ended December 31, 2011 and 2010, we capitalized $16 million and $12 million, respectively, related to software and website development costs. For the years ended December 31, 2011, 2010 and 2009, we recorded amortization of capitalized software and website development costs of $12 million, $8 million and $6 million, respectively, which is included in depreciation expense on our consolidated and combined statement of operations.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents the changes in goodwill for the years ended December 31:

	2011	2010
	(In thousands)
Beginning balance as of January 1	$460,610	$418,170
Additions	6,390	40,703
Foreign exchange translation adjustment	(108)	1,737

Ending balance as of December 31	$466,892	$460,610

In 2011 and 2010, the additions to goodwill relate to our acquisitions. See “Note 3— Acquisitions,” above for further information.

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following as of December 31:

	2011	2010
	(In thousands)
Intangible assets with definite lives	$89,323	$87,582
Less: accumulated amortization	(75,593)	(67,788)

Intangible assets with definite lives, net	13,730	19,794
Intangible assets with indefinite lives	30,300	30,300

	$44,030	$50,094

Amortization expense was $8 million, $15 million, and $14 million, respectively, for the years ended December 31, 2011, 2010 and 2009. Included within amortization expense for 2010 was a charge of approximately $4 million related to changes in the estimated amount of contingent purchase consideration. In 2011 this amount was not material.

Our indefinite-lived assets relate to trade names and trademarks acquired in various acquisitions. The following table presents the components of our intangible assets with definite lives as of December 31, 2011 and 2010:

		December 31, 2011			December 31, 2010
	Weighted Ave Remaining Life (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(In thousands)			(In thousands)
Trade names	4.4	$17,030	$(9,104)	$7,926	$16,721	$(5,952)	$10,769
Subscriber relationships	1.9	19,290	(14,470)	4,820	18,836	(11,748)	7,088
Technology and other	1.9	53,003	(52,019)	984	52,025	(50,088)	1,937

Total	3.4	$89,323	$(75,593)	$13,730	$87,582	$(67,788)	$19,794

The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2011, assuming no subsequent impairment of the underlying assets, is as follows, in thousands:

2012	$6,055
2013	3,918
2014	2,122
2015	297
2016	273
2017 and thereafter	1,065

Total	$13,730

NOTE 6: EMPLOYEE BENEFIT PLANS

Prior to the Spin-Off from Expedia

Our U.S. employees were generally eligible to participate in Expedia’s retirement and savings plan (the “Expedia 401(k) Plan”) that qualified under Section 401(k) of the Internal Revenue Code until October 31, 2011. Our employees ceased to participate in this plan upon the creation of our new retirement and savings plan on November 1, 2011 described below. Within the Expedia 401(k) Plan, participating employees could contribute up to 50% of their pretax salary, but not more than statutory limits. We matched 50% of the first 6% of employee contributions to the plan for a maximum employer contribution of 3% of a participant’s eligible earnings. Our contributions vested with the employees after they completed two years of service. Participating employees had the option to invest in Expedia’s common stock, but there was no requirement for participating employees to invest their contribution or our matching contribution in Expedia’s common stock. Expedia also had various defined contribution plans for our international employees. Contributions to these benefit plans for our employees were $2 million for the year ended December 31, 2011 and $1 million for each of the years ended December 31, 2010 and 2009.

Subsequent to Spin-Off from Expedia

TripAdvisor Retirement Savings Plan

Effective November 1, 2011, our U.S. employees are generally eligible to participate in a new retirement and savings plan, the TripAdvisor Retirement Savings Plan (the “401(k) Plan”), that qualifies under Section 401(k) of the Internal Revenue Code. This 401(k) Plan is similar to and has replaced the Expedia 401(k) Plan, allowing all employees to make contributions of a specified percentage of their compensation. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We match 50% of the first 6% of employee contributions to the plan for a maximum employer contribution of 3% of a participant’s eligible earnings. The 401(k) Plan additionally allows certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. Our contributions vest with the employee after the employee completes two years of service. We also have various defined contribution plans for our international employees. Our employee’s interests were rolled into the 401(k) Plan from the Expedia 401(k) Plan in connection with the creation of our new plan on November 1, 2011. Our contributions to the 401(k) Plan were not material for the period from November 1, 2011 through December 31, 2011.

TripAdvisor, Inc. Deferred Compensation Plan for Non-Employee Directors

On December 20, 2011, the TripAdvisor, Inc. Deferred Compensation Plan for Non-Employee Directors (the “Plan”) became effective. Under the Plan, eligible directors who defer their directors’ fees may elect to have such deferred fees (i) applied to the purchase of share units, representing the number of shares of our Common Stock that could have been purchased on the date such fees would otherwise be payable, or (ii) credited to a cash fund. The cash fund will be credited with interest at an annual rate equal to the weighted average prime or base lending rate of a financial institution selected in accordance with the terms of the Plan and applicable law. Upon termination of service as a director of TripAdvisor, a director will receive (i) with respect to share units, such number of shares of our Common Stock as the share units represent, and (ii) with respect to the cash fund, a cash payment. Payments upon termination will be made in either one lump sum or up to five annual installments, as elected by the eligible director at the time of the deferral election.

Under the 2011 Incentive Plan, 100,000 shares of TripAdvisor Common Stock are available for issuance to non-employee directors. There has been no activity from the inception of the Plan through December 31, 2011.

The summary of the material terms of the Plan is qualified in its entirety by the full text of the Plan, which is incorporated by reference in this Annual Report on Form 10-K as Exhibit 4.4.

NOTE 7: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock Based Awards prior to the Spin-Off from Expedia

Prior to the Spin-Off, we participated in the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, under which we, through Expedia, granted RSUs, stock options, and other stock-based awards to our directors, officers, employees and consultants. In connection with the Spin-Off, these existing Expedia stock-based awards were primarily converted as follows:

•	Each vested stock option to purchase shares of Expedia common stock converted into an option to purchase shares of Expedia common stock and an option to purchase shares of TripAdvisor Common Stock;

•

Each unvested stock option to purchase shares of Expedia common stock converted into a stock option to purchase shares of common stock of the applicable company for which the employee was employed following the Spin-Off; and

•	All RSUs converted into RSUs of the applicable company for which the employee was employed following the Spin-Off.

This resulted in a modification to the number of shares subject to each option and the option exercise prices, which were both based on the relative market capitalization of Expedia and TripAdvisor as of the date of the Spin-Off. These modifications resulted in a one-time expense of $8 million, the majority of which was recorded to general and administrative expense, primarily due to the modification of vested stock options that remain unexercised at the date of the Spin-Off.

The following table presents a summary of stock compensation expense, including the modification charge, that we recognized from January 1, 2011 through December 20, 2011 related to the Expedia equity awards:

Total Expense (in thousands)
Selling and marketing	$3,104
Technology and content	3,783
General and administrative	10,013

Stock-based compensation before income taxes	$16,900
Income tax benefit	6,338

Stock-based compensation expense after income taxes	$10,562

In 2010 and 2009, we recognized total stock-based compensation expense of $7 million and $6 million, respectively. The total income tax benefit related to stock-based compensation expense was $2 million for each of 2010 and 2009.

In addition, upon Spin-Off, we entered into a warrant agreement (the “Warrant Agreement”) with Mellon Investor Services LLC and issued warrants exercisable for TripAdvisor Common Stock in respect of previously outstanding warrants exercisable for Expedia common stock that were adjusted on account of Expedia’s reverse stock split and the Spin-Off.

Below is a summary of our stock-based awards and warrants issued upon completion of the conversion of existing Expedia stock-based awards and warrants into TripAdvisor stock-based awards and warrants on December 20, 2011 and the related weighted-average grant date exercise price for options and warrants and the weighted-average grant date fair value for RSUs:

Options and Stock Warrants:

	Potential Common Shares (in thousands)	Weighted Average Grant Date Exercise Price
Options	6,575	$23.65
Warrants—$6.48 TripAdvisor Warrants	6,047	$25.92
Warrants—$7.66 TripAdvisor Warrants	2,000	$30.64

RSUs:

	Potential Common Shares (in thousands)	Weighted Average Grant Date Fair Value
RSUs	893	$21.09

Stock Based Awards Subsequent to the Spin-Off from Expedia

TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan

On December 20, 2011, the 2011 Incentive Plan became effective. A summary of certain important features of the 2011 Incentive Plan can be found below. The summary of the material terms of the 2011 Incentive Plan is qualified in its entirety by the full text of the 2011 Incentive Plan which is incorporated by reference in this Annual Report on Form 10-K as Exhibit 4.3.

Introduction

The purpose of the 2011 Incentive Plan is to give us a competitive advantage in attracting, retaining and motivating officers and employees and to provide us with the ability to provide incentives more directly linked to the profitability of our businesses and increases in stockholder value. In addition, the 2011 Incentive Plan provides for the assumption of certain awards pursuant to the adjustment of awards granted under the pre Spin-Off plans of Expedia and its subsidiaries, as described in the Employee Matters Agreement.

Administration

The 2011 Incentive Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors or such other committee as the Board of Directors may from time to time designate. Among other things, the Committee will have the authority to select individuals to whom awards may be granted, to determine the type of award as well as the number of shares of TripAdvisor Common Stock to be covered by each award, and to determine the terms and conditions of any such awards.

Eligibility

In addition to individuals who hold outstanding adjusted awards, persons who serve or agree to serve as directors, officers, employees, non-employee directors or consultants of TripAdvisor and its subsidiaries and affiliates are eligible to receive awards under the 2011 Incentive Plan.

Shares Subject to the Plan

The 2011 Incentive Plan authorizes the issuance of up to 10,000,000 shares of TripAdvisor Common Stock pursuant to new awards under the 2011 Incentive Plan, plus shares to be granted pursuant to the assumption of outstanding adjusted awards. During a calendar year, no single participant may be granted (a) stock options covering in excess of 3,000,000 shares of TripAdvisor Common Stock, or (b) restricted stock or RSUs, intended to qualify under Section 162(m) (4)(C) of the Code, covering in excess of 2,000,000 shares of TripAdvisor Common Stock; provided, however, that adjusted awards will not be subject to these limitations. The maximum number of shares of TripAdvisor Common Stock that may be granted pursuant to stock options intended to be incentive stock options within the meaning of Section 422 of the Code is 7,000,000 shares.

The shares of TripAdvisor Common Stock subject to grant under the 2011 Incentive Plan were made available from authorized but unissued shares or from treasury shares, as determined by the Board of Directors. Other than adjusted awards, to the extent that any award is forfeited, or any option or stock appreciation right terminates, expires or lapses without being exercised, or any award is settled for cash, the shares of TripAdvisor Common Stock subject to such awards not delivered as a result thereof will again be available for awards under the plan. If the exercise price of any option and/or the tax withholding obligations relating to any award are satisfied by delivering shares of TripAdvisor Common Stock (by either actual delivery or by attestation), only the number of shares of TripAdvisor Common Stock issued net of the shares of TripAdvisor Common Stock delivered or attested to will be deemed delivered for purposes of the limits in the plan. To the extent any shares of TripAdvisor Common Stock subject to an award are withheld to satisfy the exercise price (in the case of an option) and/or the tax withholding obligations relating to such award, such shares of TripAdvisor Common Stock will not generally be deemed to have been delivered for purposes of the limits set forth in the plan.

In the event of certain extraordinary corporate transactions, the Committee or the Board of Directors will be able to make such substitutions or adjustments as it deems appropriate and equitable to (1) the aggregate number and kind of shares or other securities reserved for issuance and delivery under the plan, (2) the various maximum limitations set forth in the plan, (3) the number and kind of shares or other securities subject to outstanding awards, and (4) the exercise price of outstanding options and stock appreciation rights.

As indicated above, several types of stock grants can be made under the 2011 Incentive Plan. A summary of these grants is set forth below. The 2011 Incentive Plan will govern TripAdvisor options and TripAdvisor RSUs that have converted from existing Expedia options and Expedia RSUs in connection with the Spin-Off as well as other award grants made following the Spin-Off pursuant to the 2011 Incentive Plan. Notwithstanding the foregoing, the terms that govern Expedia options and Expedia RSUs that have converted into TripAdvisor options and TripAdvisor RSUs in connection with the Spin-Off will govern the TripAdvisor options and TripAdvisor restricted stock units to the extent inconsistent with the terms described below.

Stock Options and Stock Appreciation Rights

Stock options granted under the 2011 Incentive Plan may either be incentive stock options or nonqualified stock options. Stock appreciation rights granted under the 2011 Incentive may either be granted alone or in tandem with a stock option. The exercise price of options and stock appreciation rights cannot be less than 100% of the fair market value of the stock underlying the options or stock appreciation rights on the date of grant. Optionees may pay the exercise price in cash or, if approved by the Committee, in TripAdvisor Common Stock (valued at its fair market value on the date of exercise) or a combination thereof, or by “cashless exercise” through a broker or by withholding shares otherwise receivable on exercise. The term of options and stock appreciation rights will be as determined by the Committee, but an incentive stock option may not have a term longer than ten years from the date of grant. The Committee will determine the vesting and exercise schedule of options and stock appreciation rights, and the extent to which they will be exercisable after the award holder’s employment terminates. Generally, unvested options and stock appreciation rights terminate upon the termination of employment, and vested options and stock appreciation rights will remain exercisable for one year after the award holder’s death, disability or retirement, and 90 days after the award holder’s termination for any other reason. Vested options and stock appreciation rights also will terminate upon the optionee’s termination for cause (as defined in the 2011 Incentive Plan). Stock options and stock appreciation rights are transferable only by will or by the laws of descent and distribution, or pursuant to a qualified domestic relations order or in the case of nonqualified stock options or stock appreciation rights, as otherwise expressly permitted by the Committee including, if so permitted, pursuant to a transfer to the participant’s family members, to a charitable organization, whether directly or indirectly or by means of a trust or partnership or otherwise.

Restricted Stock

Restricted stock may be granted with such restriction periods as the Committee may designate. The Committee may provide at the time of grant that the vesting of restricted stock will be contingent upon the achievement of applicable performance goals and/or continued service. In the case of performance-based awards that are intended to qualify under Section 162(m)(4), such goals will be based on the attainment of one or any combination of the following: specified levels of earnings per share from continuing operations, net profit after tax, EBITDA, EBITA, gross profit, cash generation, unit volume, market share, sales, asset quality, earnings per share, operating income, revenues, return on assets, return on operating assets, return on equity, profits, total shareholder return (measured in terms of stock price appreciation and/or dividend growth), cost saving levels, marketing-spending efficiency, core non-interest income, change in working capital, return on capital, and/or stock price, with respect to TripAdvisor or any subsidiary, division or department of TripAdvisor. Such performance goals also may be based upon the attaining of specified levels of TripAdvisor, subsidiary, affiliate or divisional performance under one or more of the measures described above relative to the performance of other entities, divisions or subsidiaries. Performance goals based on the foregoing factors are hereinafter referred to as “Performance Goals.” The terms and conditions of restricted stock awards (including any applicable Performance Goals) need not be the same with respect to each participant. During the restriction period, the Committee may require that the stock certificates evidencing restricted shares be held by TripAdvisor. Restricted stock may not be sold, assigned, transferred, pledged or otherwise encumbered, and is forfeited upon termination of employment, unless otherwise provided by the Committee. Other than such restrictions on transfer and any other restrictions the Committee may impose, the participant will have all the rights of a stockholder with respect to the restricted stock award.

Restricted Stock Units

The Committee may grant RSUs payable in cash or shares of TripAdvisor Common Stock, conditioned upon continued service and/or the attainment of Performance Goals determined by the Committee. The terms and conditions of restricted stock unit awards (including any applicable Performance Goals) need not be the same with respect to each participant.

Other Stock-Based Awards

Other awards of TripAdvisor Common Stock and other awards that are valued in whole or in part by reference to, or are otherwise based upon, TripAdvisor Common Stock, including (without limitation), unrestricted stock, dividend equivalents, and convertible debentures, may be granted under the 2011 Incentive Plan.

Bonus Awards

Bonus awards granted to eligible employees of TripAdvisor and its subsidiaries and affiliates under the 2011 Incentive Plan will be based upon the attainment of the Performance Goals established by the Committee for the plan year or such shorter performance period as may be established by the Committee. Bonus amounts earned by any individual will be limited to $10 million for any plan year, pro-rated (if so determined by the Committee) for any shorter performance period. Bonus amounts will be paid in cash or, at the discretion of the Committee, in

TripAdvisor Common Stock, as soon as practicable following the end of the plan year. The Committee may reduce or eliminate a participant’s bonus award in any year notwithstanding the achievement of Performance Goals.

Warrant Agreement

On December 20, 2011, we entered into the Warrant Agreement with Mellon Investor Services LLC, as Equity Warrant Agent, and issued warrants exercisable for TripAdvisor Common Stock in respect of previously outstanding warrants exercisable for Expedia common stock that were adjusted on account of Expedia’s reverse stock split and the Spin-Off. The warrants, totaling 32,186,792, are not listed on any stock exchange, and expire on May 7, 2012. One tranche of warrants (issued in respect of Expedia warrants that had featured an exercise price of $12.23 per warrant prior to adjustment) are exercisable for 0.25 (one-quarter) of a share of TripAdvisor Common Stock at an exercise price equal to $6.48 per warrant, and the other tranche of warrants (issued in respect of Expedia warrants that had featured an exercise price of $14.45 per warrant prior to adjustment) are exercisable for 0.25 (one-quarter) of a share of TripAdvisor Common Stock at an exercise price equal to $7.66 per warrant. The exercise price may be paid in cash or via “cashless exercise” as set forth in the Warrant Agreement. In total, the warrants may be converted into a maximum of 8,046,698 shares of our Common Stock without any further adjustments to the Warrant Agreement. We will not issue fractional shares of TripAdvisor Common Stock upon exercise of a TripAdvisor warrant; cash will be issued in lieu of fractional shares in accordance with the Warrant Agreement. Holders of TripAdvisor warrants are not entitled, by virtue of holding such warrants, to any rights of holders of TripAdvisor Common Stock prior to validly exercise such warrants.

Pursuant to the Warrant Agreement and subject to certain exceptions, the number of shares of TripAdvisor Common Stock issuable upon exercise of the warrants and the exercise price of the warrants is subject to adjustment from time to time upon the occurrence of various events, including stock splits, stock consolidations, combinations or subdivisions; stock dividends or other distributions, repurchases, reclassifications, recapitalizations or reorganizations and certain distributions of rights, warrants or evidences of indebtedness or assets. The warrants are not subject to redemption.

The summary of the material terms of the Warrant Agreement set forth above is qualified in its entirety by the full text of the Warrant Agreement, which is incorporated by reference in this Annual Report on Form 10-K as Exhibit 4.1.

Stock-Based Award Activity

The following table presents a summary of our stock option activity on our common shares:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at December 20, 2011	6,575	$23.65
Granted	—	—
Exercised	—	—
Cancelled	—	—

Options outstanding at December 31, 2011	6,575	$23.65	4.6	$32,192

Exercisable as of December 31, 2011	3,548	$25.26	3.6	$17,133

Vested and expected to vest after December 31, 2011	5,976	$23.45	4.4	$30,930

The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2011, based on TripAdvisor’s closing stock price of $25.21 as of the last trading date.

During 2011, we did not grant any stock options under the 2011 Incentive Plan.

RSUs are stock awards that are granted to employees entitling the holder to shares of TripAdvisor’s Common Stock as the award vests. Our RSUs issued upon Spin-Off generally vest over five years, but may accelerate in certain circumstances, including certain changes in control of TripAdvisor.

The following table presents a summary of RSU activity on our common shares:

	RSUs Outstanding	Weighted Average Grant- Date Fair Value Per Share
	(In thousands)
Unvested RSUs outstanding as of December 20, 2011	893	$21.09
Granted	33	27.67
Vested and released	—	—
Cancelled	—	—

Unvested RSUs outstanding as of December 31, 2011	926	$21.32

In the year ended December 31, 2011, we issued 32,526 RSUs under the 2011 Incentive Plan, to our non-employee members of the Board of Directors, which we measured their fair value based on the quoted price of our Common Stock at the date of grant (which was December 21, 2011). We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of three years on a straight-line basis.

Included in RSUs outstanding at December 31, 2011 are 400,000 RSUs awarded to our one of our non-employee Board of Directors, for which vesting is tied to achievement of performance targets and a requisite service period. The following table presents a summary of stock compensation expense from December 21, 2011 though the year ended December 31, 2011:

Total Expense (in thousands)
Selling and marketing	$112
Technology and content	148
General and administrative	184

Stock-based compensation before income taxes	$444
Income tax benefit	166

Stock-based compensation expense after income taxes	$278

As of December 31, 2011, we had 32,186,792 million fully vested stock warrants outstanding, which are exercisable for 8,046,698 common shares with expiration dates through May 2012 and a weighted average exercise price of $27.09.

As of December 31, 2011, there was approximately $28 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average remaining period of 2.8 years.

NOTE 8: INCOME TAXES

The following table presents a summary of our domestic and foreign income before income taxes:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Domestic	$121,100	$121,964	$113,265
Foreign	150,794	102,451	53,275

Total	$271,894	$224,415	$166,540

The following table presents a summary of the components of our provision for income taxes:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current income tax expense:
Federal	$49,736	$42,568	$30,782
State	7,818	13,490	9,943
Foreign	37,480	30,056	16,382

Current income tax expense	95,034	86,114	57,107
Deferred income tax (benefit) expense:
Federal	216	972	6,436
State	148	(215)	904
Foreign	(1,295)	(1,410)	(122)

Deferred income tax (benefit) expense:	(931)	(653)	7,218

Provision for income taxes	$94,103	$85,461	$64,325

For all periods presented, current and deferred tax expense has been computed using our stand-alone effective rate. As of December 31, 2011, our current income tax payable represents amounts that we will pay to the Internal Revenue Service and other tax authorities.

For the period from January 1, 2011 through the Spin-Off date, we were a member of the Expedia consolidated tax group. Accordingly, Expedia will file a consolidated federal income tax return and certain state income tax returns with us for that period. Expedia will pay the entire income tax liability associated with these filings. As such, our estimated income tax liability for this period was transferred to Expedia upon Spin-Off and is not included in income taxes payable as of December 31, 2011. Under the terms of the Tax Sharing Agreement, Expedia can make certain elections in preparation of these tax returns which may change the amount of income taxes we owe for the period after the Spin-Off. Additionally, due to continuing ownership and business relationships after the Spin-Off, we may be considered to have a unitary relationship with Expedia during 2012 for state income tax purposes. Consequently, we may file as part of a unitary combined group with Expedia for certain state tax returns for 2012.

Our deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Stock-based compensation	$17,596	$2,181
Net operating loss carryforwards	9,415	8,402
Provision for accrued expenses	5,950	6,758
Other	4,597	4,221

Total deferred tax assets	37,558	21,562
Less valuation allowance	(9,239)	(7,734)

Net deferred tax assets	$28,319	$13,828

Deferred tax liabilities:
Intangible assets	$(26,699)	$(23,220)
Property and equipment	(10,059)	(9,032)
Prepaid expenses	(923)	(439)
Other	(148)	(2,071)

Total deferred tax liabilities	$(37,829)	$(34,762)

Net deferred tax liability	$(9,510)	$(20,934)

At December 31, 2011, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $7 million, $15 million and $29 million. If not utilized, the federal and state NOLs will expire at various times between 2020 and 2031 and the foreign NOLs will expire at various times between 2012 and 2016.

At December 31, 2011, we had a valuation allowance of approximately $9 million related to the portion of net operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. This amount represented an increase of $1.5 million over the amount recorded as of December 31, 2010.

We have not provided for deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that we intend to reinvest permanently outside the United States; the total amount of such earnings as of December 31, 2011 and 2010 was $258 million and $137 million, respectively. Should we distribute or be treated under certain U.S. tax rules as having distributed earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

A reconciliation of the provision for income taxes to the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income tax expense at the federal statutory rate of 35%	$95,163	$78,545	$58,289
Foreign rate differential	(15,319)	(6,947)	(3,604)
State income taxes, net of effect of federal tax benefit	4,240	7,716	6,742
Unrecognized tax benefits and related interest	2,570	1,920	440
Non-deductible transaction costs	2,426	—	—
Change in valuation allowance	3,451	3,639	1,987
Other, net	1,572	588	471

Provision for income taxes	$94,103	$85,461	$64,325

By virtue of previously filed consolidated income tax returns filed with Expedia, we are routinely under audit by federal, state and foreign authorities. These audits include questioning the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns. We are no longer subject to tax examinations by tax authorities for years prior to 2004.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2011	2010	2009
	(In thousands)
Balance, beginning of year	$6,342	$2,672	$2,456
Increases to tax positions related to the current year	5,631	3,913	—
Increases to tax positions related to the prior year	927	2,123	306
Reductions due to lapsed statute of limitations	—	(2,366)	—
Decreases to tax positions related to the prior year	—	—	(90)

Balance, end of year	$12,900	$6,342	$2,672

As of December 31, 2011, we had $13 million of unrecognized tax benefits, which is classified as long-term and included in other long-term liabilities. Included in the balance at December 31, 2011 was $4 million of liabilities for uncertain tax positions that, if recognized, would decrease our provision for income taxes. We recognize interest and penalties related to our liabilities for uncertain tax positions in the provision for income taxes. During the years ended December 31, 2011, 2010 and 2009, we recognized less than $1 million of interest expense, net of federal benefit and penalties, related to our liabilities for uncertain tax positions. We had less than $1 million accrued for the payment of interest and penalties at December 31, 2011.

NOTE 9: RELATED PARTY TRANSACTIONS

Expedia

Relationship Between Expedia and TripAdvisor Prior to the Spin-Off

Related-party revenue from Expedia of $211 million, $171 million and $140 million for the years ended December 31, 2011, 2010 and 2009, respectively, primarily consists of click-based advertising and other advertising services provided to Expedia and its subsidiaries and is recorded at contract value, which we believe is a reasonable reflection of the value of the services provided. Related-party revenue represented 33%, 35% and 40% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

Prior to the Spin-Off, our operating expenses included a related-party shared services fee, which was comprised of allocations from Expedia for accounting, legal, tax, corporate development, treasury and real estate functions and included an allocation of employee compensation within these functions. These allocations were determined on a basis that Expedia and we considered to be a reasonable reflection of the cost of services provided or the benefit received by us. These expenses were allocated based on a number of factors including headcount, estimated time spent and operating expenses. It was not practicable to determine the amounts of these expenses that would have been incurred had we operated as an unaffiliated entity. In the opinion of our management, the allocation method was reasonable.

Related party net interest income (expense) reflected in the consolidated and combined statements of operations is primarily intercompany in nature, arising from the transfer of liquid funds between Expedia and us that occurred as part of Expedia’s treasury operations.

The net related party receivable and payable balances with Expedia and its subsidiaries reflected in our consolidated and combined balance sheets as of December 31, 2011 and 2010 were a $14 million receivable and a $19 million payable, respectively. In addition to the revenue and expense relationships described above, the change in the payable/receivable balance was also affected by our transfer of domestic cash receipts to Expedia during the periods offset by Expedia’s funding of our payroll and income tax payments as well as certain acquisitions. In connection with the Spin-Off, all domestic intercompany receivables/payables with Expedia were extinguished.

As discussed in “Note 1—Organization and Basis of Presentation” above, we transferred approximately $406 million in cash to Expedia in the form of a dividend, prior to completion of the Spin-Off. Per the Separation Agreement we were to retain $165 million in cash on hand immediately following the Spin-off and the agreement also provides for a subsequent reconciliation process to ensure the appropriate amount was retained. The completion of this reconciliation resulted in us recording an additional receivable from Expedia of $7 million at December 31, 2011.

We were a guarantor of Expedia’s credit facility and outstanding senior notes. These guarantees were full, unconditional, joint and several, and were released upon Spin-Off.

Relationship Between Expedia and TripAdvisor After the Spin-Off

For purposes of governing certain of the ongoing relationships between us and Expedia at and after the Spin-Off, and to provide for an orderly transition, we and Expedia have entered into various agreements, including, among others, the Separation Agreement; the Tax Sharing Agreement, the Employee Matters agreement, the Transition Services Agreement, and commercial agreements, which are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The various commercial agreements, including click-based advertising agreements, content sharing agreements and display-based and other advertising agreements, have terms of up to one year.

The full texts of the Separation Agreement, the Tax Sharing Agreement, the Employee Matters Agreement, the Transition Services Agreement and the Master Advertising Agreement (CPC) are incorporated by reference on this Annual Report on Form 10-K as Exhibits 2.1, 10.2, 10.3, 10.4 and 10.6 (10.6 filed in redacted form pursuant to confidential treatment request), respectively.

Liberty and Barry Diller

Relationship Between Liberty and Barry Diller After the Spin-Off

On December 20, 2011, in connection with the Spin-Off, we entered into a governance agreement (the “Governance Agreement”) with Liberty Interactive Corporation (“Liberty”) and Barry Diller, the Chairman of our Board of Directors and our Senior Executive. The summary of the material terms of the Governance Agreement are discussed above in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are qualified in their entirety by the full text of the Governance Agreement, which is incorporated by reference on this Annual Report on Form 10-K as Exhibit 10.1. On December 20, 2011, in connection with the Spin-Off, Liberty and Mr. Diller also entered into a stockholders agreement.

Liberty and Mr. Diller beneficially own 28,510,177 shares of our Common Stock (assuming the exercise of options to purchase 2,000,000 shares of Common Stock and 19,530 shares of Common Stock issuable upon settlement of RSUs that become exercisable by Mr. Diller or vest within 60 days of December 30, 2011) and 12,799,999 shares of Class B Common Stock, which shares constitute 23.2% of the outstanding shares of Common Stock and 100% of the outstanding shares of Class B Common Stock.

Assuming the conversion of all of the Liberty and Barry Diller’s shares of Class B Common Stock into Common Stock, Liberty and Mr. Diller would beneficially own 30.5% of the outstanding Common Stock (calculated in accordance with Rule 13d-3). Because each share of Class B Common Stock generally is entitled to ten votes per share and each share of Common Stock is entitled to one vote per share Liberty and Mr. Diller may be deemed to beneficially own equity securities representing approximately 62.4% of our voting power.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Term Loan Facility Due 2016 and Revolving Credit Facility

On December 20, 2011, in connection with the Spin-Off, we entered into the Credit Agreement, which provides $600 million of borrowing facilities including:

•	the Term Loan in an aggregate principal amount of $400 million with a term of five years due December 2016; and

•	the Revolving Credit Facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

Refer to “Note 11—Debt,” below for further information on the Credit Agreement.

Chinese Credit Facility

In August 2010, certain of our Chinese subsidiaries entered into a RMB 67,000,000 (approximately $10 million), one-year revolving credit facility (the “Chinese Credit Facility”) with Bank of America. In June 2011, the Chinese Credit Facility was amended to extend the facility to March 2012 and increase the borrowing capacity to RMB 130,000,000 (approximately $20 million). In December 2011 the Chinese Credit Facility was amended to extend the facility to September 2012. The Chinese Credit Facility was unconditionally guaranteed by Expedia prior to the Spin-Off. This guarantee was subsequently released in connection with the Spin-Off. As of December 31, 2011 and December 31, 2010, we had $17 million and $2 million of borrowings outstanding, under the Chinese Credit Facility, respectively. The Chinese Credit Facility bears interest based on the People’s Bank of China’s base rate, which was 6.56% and 5.81% as of December 31, 2011 and December 31, 2010, respectively.

Office Lease Commitments

We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in December 2015. For the years ended December 31, 2011, 2010 and 2009, we recorded rental expense of $6 million, $6 million and $4 million, respectively.

The following table presents our estimated future minimum rental payments under operating leases with non-cancelable lease terms that expire after December 31, 2011, in thousands:

2012	$5,616
2013	4,619
2014	3,232
2015	1,420

Total	$14,887

Purchase Commitments

As of December 31, 2011, we had minimum non-cancelable purchase obligations with certain of our vendors, which we expect to utilize in the ordinary course of business.

The following table summarizes our material contractual obligations, commercial commitments and outstanding debt as of December 31, 2011:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Operating leases	$14,887	$5,616	$7,851	$1,420	$—
Purchase obligations	2,761	1,320	1,096	345	—
Term Loan (1)	400,000	20,000	80,000	300,000	—
Expected interest payments on Term Loan (1)	33,115	8,086	14,214	10,815
Revolving credit facility (1)	10,000	10,000	—	—	—
Chinese credit facility	16,734	16,734	—	—	—

Total (2)(3)	$477,497	$61,756	$103,161	$312,580	$—

(1)	For a discussion of debt that TripAdvisor entered into in connection with the Spin-Off, see “Note 11— Debt” below. Interest is currently due and payable monthly under the Term Loan as we are currently using a one-month interest period Eurocurrency Spread and principal is paid on a quarterly basis. The amounts included as expected interest payments on the Term Loan in this table are based on the effective interest rate as of December 31, 2011 related to the Term Loan, but, could change significantly in the future.
(2)	Excluded from the table was $13 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment. We estimate that none of this amount will be paid within the next year.
(3)	In addition, in connection with the Spin-Off, we assumed Expedia’s obligation to fund a charitable foundation. The Board of Directors of the charitable foundation is currently comprised of Stephen Kaufer, Julie M.B. Bradley and Seth J. Kalvert. The obligation was calculated at 1.7% of OIBA in 2011 and was fully paid through the Spin-Off and will be calculated at 2.0% of OIBA for subsequent years. For a discussion regarding OIBA see “Note 12—Segment Information.” This future commitment has been excluded from the table above.

Certain TripAdvisor entities were guarantors of Expedia’s credit facility and outstanding senior notes prior to the Spin-Off. These guarantees were full, unconditional, joint and several, and were released upon the Spin-Off.

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2011.

NOTE 11. DEBT

Term Loan Facility Due 2016 and Revolving Credit Facility

Overview

On December 20, 2011, in connection with the Spin-Off, we entered into the Credit Agreement, which provides $600 million of borrowing including:

•	the Term Loan in an aggregate principal amount of $400 million with a term of five years due December 2016; and

•	the Revolving Credit Facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

The Term Loan and any loans under the Revolving Credit Facility bear interest by reference to a base rate or a eurocurrency rate, in either case plus an applicable margin based on our leverage ratio. We are also required to pay a quarterly commitment fee, on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The Term Loan and loans under the Revolving Credit Facility currently bear interest at LIBOR plus 175 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 75 basis points, and undrawn amounts are currently subject to a commitment fee of 30 basis points.

As of December 31, 2011 we are using a one-month interest period Eurocurrency Spread which is approximately 2.06% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal will be repayable in quarterly installments on the last day of each calendar quarter equal to 1.25%, with the first installment due on March 31, 2012. The payments for the year ending December 31, 2012 will be equal to 1.25% of the original principal amount and will be equal to 2.5% of the original principal amount in each year thereafter, with the balance due on the final maturity date.

In connection with the Credit Agreement, we incurred debt financing costs totaling $3.5 million which were capitalized as deferred financing costs of which approximately $1 million was recorded in other current assets and approximately $ 2.5 million was reported in other long term assets on the consolidated and combined balance sheet as of December 31, 2011, net of amortization for the period from December 21, 2011 through December 31, 2011. These costs will be amortized from the date the Spin-Off was complete over the remaining term of the debt instrument using the effective interest rate method and will be included in interest expense.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. Immediately following the Spin-Off, $10 million was drawn down under the Revolving Credit Facility and is expected to be repaid in full during 2012.

Total borrowings under the Credit Agreement consisted of the following (in thousands):

December 31, 2011
Short-Term Debt:
Revolving Credit Facility	$10,000
Term Loan	20,000

Total Short-Term Borrowings	$30,000

Long-Term Debt:
Term Loan	$380,000

Total Long-Term Borrowings	$380,000

The future minimum principal payment obligations due under the Credit Agreement related to our Term Loan is as follows (in thousands):

Year Ending December 31,	Payment Amount
2012	$20,000
2013	$40,000
2014	$40,000
2015	$40,000
2016	$260,000

Total	$400,000

Guarantees

All obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized direct or indirect wholly-owned domestic and foreign restricted subsidiaries, subject to certain exceptions for controlled foreign corporations, foreign subsidiaries where applicable law would otherwise be violated or non-material subsidiaries.

Covenants

The Credit Agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions or repurchase our capital stock, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum cash interest coverage ratio, and contain certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under Credit Agreement and all actions permitted to be taken by a secured creditor.

As of December 31, 2011 we have concluded we are in compliance with all of our debt covenants.

The full text of the Credit Agreement is incorporated by reference in this Annual Report on Form 10-K as Exhibit 4.2.

Chinese Credit Facility

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facility. As of December 31, 2011 and December 31, 2010, we had $17 million and $2 million of short term borrowings outstanding, respectively. Refer to “Note 10—Commitments and Contingencies” above, for further information on the Chinese Credit Facility.

There were no long-term borrowings or other short term borrowings outstanding as of December 31, 2010, except as related to our Chinese Credit Facility described above.

NOTE 12: SEGMENT INFORMATION

We have one reportable segment: TripAdvisor. We determined our segment based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. Our primary operating metric for evaluating segment performance is Adjusted EBITDA. Adjusted EBITDA is defined as operating income plus: (1) depreciation of property and equipment, including internal use software and website development; (2) amortization of intangible assets; (3) stock-based compensation; and (4) non-recurring expenses incurred to effect the Spin-Off during the year ended December 31, 2011. Such amounts are detailed in our segment reconciliation below. In addition, please see our discussion of Adjusted EBITDA in the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table is a reconciliation of Adjusted EBITDA to operating income and net income for the periods presented:

	Year ended December 31,
		(in thousands)
	2011	2010	2009
Adjusted EBITDA	$322,918	$260,963	$197,219
Depreciation (1)	(18,362)	(12,871)	(9,330)

OIBA (2)	304,556	248,092	187,889
Amortization of intangible assets	(7,523)	(14,609)	(13,806)
Stock-based compensation	(17,344)	(7,183)	(5,905)
Spin-Off costs	(6,932)	—	—

Operating income	272,757	226,300	168,178
Related-party interest income (expense), net	544	(241)	(978)
Other Interest income (expense), net	(153)	—	—
Other, net	(1,254)	(1,644)	(660)
Provision for income taxes	(94,103)	(85,461)	(64,325)
Net (income) loss attributable to noncontrolling interest	(114)	(178)	212

Net income attributable to TripAdvisor, Inc.	$177,677	$138,776	$102,427

(1)	Includes internal use software and website development costs.
(2)	Our primary operating metric prior to the Spin-Off for evaluating operating performance was OIBA, as reported on our Registration Statement on Form S-4, filed with the SEC on November 1, 2011. OIBA is defined as operating income plus: (1) amortization of intangible assets and any related impairment; (2) stock-based compensation expense; and (3) non-recurring expenses incurred to effect the Spin-Off during the year ended December 31, 2011. This operating metric is no longer being used by our management to measure operating performance and is only being shown above to illustrate the financial impact as we convert to a new operating metric post Spin-Off.

We derive substantially all of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of our revenue is generated through a combination of subscription-based offerings, transaction revenue from our flash sale website, SniqueAway, and other revenue including content licensing.

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Click-based advertising	$500	$384	$302
Display-based advertising	86	72	49
Subscription, transaction and other	51	29	1

Total revenue	$637	$485	$352

The following table presents revenue by geographic area, the United States, the United Kingdom and all other countries, based on the geographic location of our websites for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenue
United States	$348,066	$297,830	$246,865
United Kingdom	99,646	69,721	41,852
All other countries	189,351	117,084	63,372

	$637,063	$484,635	$352,089

The following table presents property and equipment, net for the United States and all other countries based on the geographic location of the assets, as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(In thousands)
Property and equipment, net
United States	$30,138	$27,812
All other countries	4,616	2,932

	$34,754	$30,744

NOTE 13—STOCKHOLDERS’ EQUITY

Common Stock and Class B Common Stock

Our authorized Common Stock consists of 1.6 billion shares of Common Stock with par value of $0.001 per share, and 400 million shares of Class B Common Stock with par value of $0.001 per share. Both classes of Common Stock qualify for and share equally in dividends, if declared by our Board of Directors. Common Stock is entitled to one vote per share and Class B Common Stock is entitled to 10 votes per share. Holders of Common Stock, voting as a single, separate class are entitled to elect 25% of the total number of directors. Class B Common Stockholders may, at any time, convert their shares into Common Stock, on a one for one share basis. Upon conversion, the Class B Common Stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of TripAdvisor the holders of both classes of Common Stock have equal rights to receive all the assets of TripAdvisor after the rights of the holders of the preferred stock have been satisfied.

As discussed in “Note 1—Organization and Basis of Presentation”, in connection with the Spin-Off a one-for-two reverse stock split of outstanding Expedia capital stock occurred immediately prior to the Spin-Off, which resulted in 120,661,020 shares of Common Stock and 12,799,999 shares of Class B Common Stock outstanding immediately following the Spin-Off.

Preferred Stock

In addition to Common Stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by the stockholders. At December 31, 2011, no preferred shares had been issued.

Share Repurchases

During the period December 21, 2011 through December 31, 2011, our Board of Director did not authorize any share buyback program and we have not repurchased any shares of outstanding Common Stock.

Dividends

During the period December 21, 2011 through December 31, 2011, our Board of Directors did not declare any dividends on our outstanding Common Stock.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax for 2011 and 2010 is comprised of accumulated foreign currency translation adjustments.

NOTE 14: CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash and cash equivalents by security type at December 31, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$114,532	$—	$—	$114,532
Money market funds- cash equivalent	69,000	—	—	69,000

Total	$183,532	$—	$—	$183,532

Cash, cash equivalents and short term investments by security type at December 31, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$53,133	$—	$—	$53,133
Money market funds—cash equivalent	40,000	—	—	40,000
Time deposits with financial institutions—short term investment	20,297	—	—	20,297

Total	$113,430	$—	$—	$113,430

NOTE 15: FAIR VALUE MEASUREMENTS

The following tables provide a summary of the fair value measurements of our assets as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Assets at Fair Value
Money market funds—cash equivalent (1)	$69,000	$—	$—	$69,000

Total	$69,000	$—	$—	$69,000

(1)	Cash equivalents include money market investment accounts that hold excess liquid funds. The fair value measurement of these assets is based on quoted market prices in active markets and, therefore, is recorded at fair value on a recurring basis and classified as Level 1 assets.

We did not have any Level 3 assets for the year ended December 31, 2011.

As discussed in “Note 3— Acquisitions”, we have a redeemable noncontrolling interest related to a 2008 acquisition, which fair value determinations are based on various internal valuation techniques, including market comparables and discounted cash flow projections and is considered a Level 3 liability at December 31, 2011. Certain assumptions are used in determining fair value, including revenue growth rates and discount rates. Changes in these assumptions would impact the fair value. Changes in the fair value of the shares for which the minority holders may sell to us are recorded to the redeemable noncontrolling interest with charges or credits to additional paid in capital. Our redeemable noncontrolling interest is not material for all periods presented and is included in other long-term liabilities at December 31, 2010 and in other current liabilities at December 31, 2011, as we expect the noncontrolling interest to be redeemed in 2012.

We currently invest excess cash balances primarily in cash deposits and money market investment accounts at major banks. The carrying amount of cash deposits, accounts receivable, related party receivables, accounts payable, and accrued and other current liabilities, as reported on the consolidated and combined balance sheet as of December 31, 2011, approximate their fair value because of the short maturity of those instruments. The carrying value of the borrowings outstanding on our new Credit Agreement bear interest at a variable rate and are considered to approximate fair value.

NOTE 16: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Accrued salary, bonus, and related benefits	$21,744	$18,543
Contingent purchase consideration	—	13,324
Other	13,194	6,262

Total accrued expenses and other current liabilities	$34,938	$38,129

NOTE 17: EARNINGS PER SHARE

As discussed in “Note 1—Organization and Basis of Presentation,” in connection with the Spin-Off a one-for-two reverse stock split of outstanding Expedia capital stock occurred immediately prior to the Spin-Off, which resulted in 120,661,020 shares of Common Stock and 12,799,999 shares of Class B Common Stock outstanding immediately following the Spin-Off.

Basic Earnings Per Share

For the year ended December 31, 2011, we computed basic earnings per share using the number of shares of Common Stock and Class B Common Stock outstanding immediately following the Spin-Off, as if such shares were outstanding for the entire period prior to the Spin-Off, plus the weighted average of any additional shares issued and outstanding following the Spin-Off date through December 31, 2011.

For the year ended December 31, 2010 and 2009, we computed basic earnings per share using the number of shares of Common Stock and Class B Common Stock outstanding immediately following the Spin-Off, as if such shares were outstanding for the entire period.

Diluted Earnings Per Share

For the year ended December 31, 2011, we computed diluted earnings per share using (i) the number of shares of Common Stock and Class B Common Stock outstanding immediately following the Spin-Off, (ii) the weighted average of any additional shares issued and outstanding shares outstanding following the Spin-Off date through December 31, 2011, and (iii) if dilutive, the incremental Common Stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of RSUs using the treasury stock method. We treated all outstanding equity awards assumed at Spin-Off as if they were granted as of the Spin-Off and we included them in our diluted earnings per share calculation for the year ended December 31, 2011, based on the number of days they were outstanding.

For the years ended December 31, 2010 and 2009, we computed diluted earnings per share using (i) the number of shares of Common Stock and Class B Common Stock outstanding immediately following the Spin-Off, as no TripAdvisor equity awards were outstanding prior to the Spin-Off.

Below is a reconciliation of the weighted average number of shares of Common Stock outstanding (in thousands, except for per share information):

	During the Year Ended December 31,
	2011	2010	2009
Numerator:
Net income attributable to TripAdvisor	$177,677	$138,776	$102,427
Denominator:
Weighted average shares used to compute Basic EPS	133,461	133,461	133,461
Effect of dilutive securities:
Stock options	1,164	—	—
RSUs	240	—	—
Stock warrants	—	—	—

Weighted average shares used to compute Diluted EPS	134,865	133,461	133,461

Basic EPS	$1.33	$1.04	$0.77
Diluted EPS	$1.32	$1.04	$0.77

Potentially dilutive securities, which include stock options, RSUs and stock warrants, representing the right to acquire 2,260,698, 80,398 and 8,046,698 shares of Common Stock, respectively, during the year ended December 31, 2011 were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Although these share based awards were antidilutive at December 31, 2011, they may be dilutive in future quarters’ calculations. In addition, as of December 31, 2011, there existed issued and outstanding performance based RSUs representing the right to acquire 400,000 shares of Common Stock, for which the targets required to trigger vesting had not been achieved; therefore, such awards were also excluded from the calculation of diluted income per share at December 31, 2011.

TripAdvisor, Inc

Quarterly Financial Information (Unaudited)

(in thousands, except per share data)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2011. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2011
Revenue	$149,222	$169,242	$180,801	$137,798
Operating income	73,314	83,819	82,068	33,556
Net income	47,371	54,110	54,293	22,017
Net income attributable to TripAdvisor, Inc.	47,278	54,064	54,314	22,021
Basic earnings per share (1) .	$0.35	$0.41	$0.41	$0.16
Diluted earnings per share (1).	$0.35	$0.41	$0.41	$0.16
Year ended December 31, 2010
Revenue	$113,582	$125,409	$139,319	$106,325
Operating income	59,457	65,577	66,600	34,666
Net income	37,414	40,075	42,939	18,526
Net income attributable to TripAdvisor, Inc.	37,373	40,062	42,912	18,429
Basic earnings per share (1).	$0.28	$0.30	$0.32	$0.14
Diluted earnings per share (1).	$0.28	$0.30	$0.32	$0.14

(1)	Refer to “Note 17—Earnings Per Share,” for information regarding the calculation of basic and diluted share calculations prior to the Spin-Off. Our Common Stock began trading on NASDAQ on December 21, 2011 under the ticker symbol “TRIP” following the Spin-Off from Expedia.

TripAdvisor, Inc

For the Years Ended December 31, 2011, 2010 and 2009

Schedule II Valuation and Qualifying Accounts

The following table presents the changes in our valuation and qualifying accounts:

Description	Balance at Beginning of Year	Charges to Earnings	Deductions	Balance at End of Year
	(In thousands)
2011
Allowance for doubtful accounts	$5,184	$909	$(723)	$5,370
2010
Allowance for doubtful accounts	$3,693	$3,383	$(1,892)	$5,184
2009
Allowance for doubtful accounts	$2,902	$1,423	$(632)	$3,693

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s , or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

We have been evaluating, designing and enhancing controls related to processes that previously were handled by Expedia, Inc., or Expedia, including equity transactions, income taxes, derivatives, treasury functions, and periodic reporting in accordance with SEC rules and regulations. We also have been evaluating our internal controls over financial reporting and discussing these matters with our independent accountants and the Audit Committee of our Board of Directors.

Based on these evaluations and discussions, we consider what revisions, improvements, or corrections are necessary in order for us to conclude that our internal controls are effective. As part of this process we have identified a number of areas where there is a need for improvement in our internal controls over financial reporting. We are in the process of designing and implementing controls and processes to address the issues identified through this review.

As part of this ongoing process to improve our internal controls over financial reporting, we have taken the following actions:

(a)	Hiring a new financial management team, including our Chief Financial Officer, Director of Financial Reporting and Vice President of Tax;

(b)	Hiring a new legal team, including our General Counsel and Senior Securities Counsel;

(c)	Adding experienced staff to handle processes that previously were handled by Expedia, including treasury, accounting, income taxes, stock compensation and equity transactions, managing our financial systems and periodic reporting under SEC rules and regulations; and

(d)	Increasing communication between our operations and accounting departments.

Except as set forth in (a)-(d) above, during the quarter ended December 31, 2011 (beginning on December 21, 2011 when our shares began trading after the completion of the Spin-Off from Expedia), there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We expect to continue monitoring and evaluating our disclosure controls and internal control over financial reporting on an ongoing basis in an effort to improve their overall effectiveness. In the course of this evaluation, we anticipate we will continue to modify and refine our internal processes over several reporting periods.

Report of Management on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm, Ernst & Young LLP, due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

We are incorporating by reference the information required by Part III of this report on Form 10-K from our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be held on June 26, 2012, or the 2012 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011. Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Stock Performance Graph,” and “Audit Committee Report,” nor the Audit Committee Charter attached as an appendix thereto, to be incorporated by reference herein from our 2012 Proxy Statement.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our 2012 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to our 2012 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our 2012 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our 2012 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our 2012 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2011.

PART IV

Item 15.	Exhibits; Financial Statement Schedules

(a). The following are filed as part of this Annual Report on Form 10-K:

1.	Consolidated and Combined Financial Statements: The consolidated and combined financial statements and report of independent registered public accounting firm required by this item are included in Part II, Item 8.

2.	Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts, is included in Part II, Item 8.

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated and combined financial statements or in the notes thereto.

(b). Exhibits: The attached list of exhibits in the “Exhibit Index” immediately preceding the exhibits to this annual report is incorporated herein by reference in response to this item.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.

	By:	/s/ STEPHEN KAUFER
March 15, 2012		Stephen Kaufer Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of TripAdvisor, Inc., hereby severally constitute and appoint Stephen Kaufer and Julie M.B. Bradley, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable TripAdvisor, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2012.

Signature	Title

/s/ STEPHEN KAUFER Stephen Kaufer	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ JULIE M.B. BRADLEY Julie M.B. Bradley	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ BARRY DILLER Barry Diller	Director (Chairman)

/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Director

/s/ SUKINDER SINGH CASSIDY Sukinder Singh Cassidy	Director

/s/ WILLIAM R. FITZGERALD William R. Fitzgerald	Director

/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Director

/s/ JONATHAN F. MILLER Jonathan F. Miller	Director

/s/ JEREMY PHILIPS Jeremy Philips	Director

/s/ ROBERT S. WIESENTHAL Robert S. Wiesenthal	Director

/s/ MICHAEL P. ZEISSER Michael P. Zeisser	Director

EXHIBIT INDEX

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date

2.1	Separation Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	2.1	12/27/11

3.1	Restated Certificate of Incorporation of TripAdvisor, Inc.		8-K	001-35362	3.1	12/27/11

3.2	Amended and Restated Bylaws of TripAdvisor, Inc.		8-K	001-35362	3.2	12/27/11

4.1	Equity Warrant Agreement by and between TripAdvisor, Inc. and Mellon Investor Services LLC, as Equity Warrant Agent, dated as of December 20, 2011		8-K	001-35362	4.1	12/27/11

4.2	Credit Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 20, 2011		8-K	001-35362	4.2	12/27/11

4.3	TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan		S-8	333-175828-01	4.6	12/20/11

4.4	TripAdvisor, Inc. Deferred Compensation Plan for Non-Employee Directors		S-8	333-175828-01	4.6	12/20/11

4.5	Specimen TripAdvisor, Inc. Common Stock Certificate		S-4/A	333-175828	4.6	10/24/11

10.1	Governance Agreement, by and among TripAdvisor, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	001-35362	10.1	12/27/11

10.2	Tax Sharing Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.2	12/27/11

10.3	Employee Matters Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.3	12/27/11

10.4	Transition Services Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.4	12/27/11

10.5	TripAdvisor, Inc. Restricted Stock Unit Agreement for Dara Khosrowshahi, dated as of December 20, 2011		8-K	001-35362	10.5	12/27/11

10.6	Master Advertising Agreement (CPC), by and between, on the one hand, TripAdvisor LLC, TripAdvisor Limited, and TripAdvisor Singapore Private Limited and, on the other, Expedia, Inc., Hotels.com LP, and Travelscape LLC, dated as of December 20, 2011 (Filed in redacted form pursuant to confidential treatment request with omitted portions separately filed with the Commission)		8-K (8-K/A with clarified confidential treatment request legends)	001-35362	10.6	12/27/11 (8-K/A filed 3/15/12)

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date

10.7	Employment Agreement between TripAdvisor LLC and Julie Bradley, effective as of October 3, 2011		S-4/A	333-175828	10.14	10/24/11

10.8	Employment Agreement between TripAdvisor LLC and Seth Kalvert, effective as of October 3, 2011		S-4/A	333-175828	10.18	10/31/11

10.9	Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of October 31, 2007		S-4/A	333-175828	10.12	10/24/11

10.10	First Amendment to Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of June 15, 2009		S-4/A	333-175828	10.13	10/24/11

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated and Combined Statements of Operations, (ii) Consolidated and Combined Statements of Comprehensive Income, (iii) Consolidated and Combined Balance Sheets, (iv) Consolidated and Combined Statements of Changes in Stockholders’ Equity (v) Consolidated and Combined Statements of Comprehensive Income, (v) Consolidated and Combined Statements of Cash Flows, and (vi) Notes to Consolidated and Combined Financial Statements, tagged as blocks of text.

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.