Form 10-Q
period 2012-03-31
TripAdvisor, Inc.
filed 2012-05-03
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(617) 670-6300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at April 27, 2012
Common Stock, $0.001 par value per share	121,405,426 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended March 31, 2012

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue	$132,127	$95,278
Related-party revenue from Expedia	51,588	53,944

Total revenue	183,715	149,222

Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	2,734	2,231
Selling and marketing(2)	67,389	44,195
Technology and content(2)	17,841	13,089
General and administrative(2)	16,254	8,194
Related-party shared services fee to Expedia	—	1,980
Depreciation	4,281	4,102
Amortization of intangible assets	1,839	2,117

Total costs and expenses	110,338	75,908

Operating income	73,377	73,314

Other income (expense):
Other interest (expense) income, net	(2,932)	98
Other, net	696	965

Total other (expense) income, net	(2,236)	1,063

Income before income taxes	71,141	74,377
Provision for income taxes	(22,970)	(27,006)

Net income	48,171	47,371
Net income attributable to noncontrolling interest	(60)	(93)

Net income attributable to TripAdvisor, Inc.	$48,111	$47,278

Earnings Per Share attributable to TripAdvisor, Inc:
Basic	$0.36	$0.35
Diluted	$0.35	$0.35
Weighted Average Common Shares Outstanding:
Basic	133,754	133,461
Diluted	136,158	133,461

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$182	$162
Amortization of website development costs included in depreciation	2,713	2,692

	$2,895	$2,854

(2) Includes stock-based compensation as follows:
Selling and marketing	$1,078	$805
Technology and content	1,512	888
General and administrative	2,102	781

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	March 31, 2012	March 31, 2011
Net income	$48,171	$47,371
Other comprehensive income:
Foreign currency translation adjustments	1,427	785

Comprehensive income	$49,598	$48,156

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$208,625	$183,532
Accounts receivable, net of allowance of $3,767 and $5,370 at March 31, 2012 and December 31, 2011, respectively	98,584	67,936
Receivable from Expedia, net	33,458	14,081
Deferred income taxes, net	6,496	6,494
Prepaid expenses and other current assets	8,158	6,279

Total current assets	355,321	278,322
Property and equipment, net	37,760	34,754
Other long-term assets	10,759	11,888
Intangible assets, net	42,421	44,030
Goodwill	468,167	466,892

TOTAL ASSETS	$914,428	$835,886

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,806	$12,097
Deferred revenue	27,014	19,395
Credit facility borrowings	19,627	26,734
Borrowings, current	25,000	20,000
Taxes payable	24,449	17,229
Accrued expenses and other current liabilities	37,520	34,938

Total current liabilities	157,416	130,393
Long-term liabilities:
Deferred income taxes, net	16,106	16,004
Other long-term liabilities	16,196	15,952
Borrowings, net of current portion	370,000	380,000

Total long-term liabilities	402,302	411,956

Total Liabilities	559,718	542,349

Commitments and Contingencies

Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common Stock $.001 par value	121	121
Authorized shares: 1,600,000,000
Shares issued and outstanding: 121,395,744 and 120,661,808
Class B common stock $.001 par value	13	13
Authorized shares 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	305,379	293,744
Retained earnings	50,480	2,369
Accumulated other comprehensive loss	(1,283)	(2,710)

Total stockholders’ equity	354,710	293,537

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$914,428	$835,886

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands, except share data)

	Common Stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Shares	Amount	Shares	Amount

Balance as of December 31, 2011	120,661,808	$121	12,799,999	$13	$293,744	$2,369	$(2,710)	$293,537

Net income attributable to TripAdvisor, Inc.						48,111		48,111
Currency translation adjustments							1,427	1,427
Tax benefits on equity awards					1,643			1,643
Issuance of common stock related to exercise of options and warrants and vesting of RSUs	733,936	—			8,926			8,926
Minimum withholding tax on vesting of RSUs					(2,959)			(2,959)
Adjustment to the fair value of redeemable noncontrolling interest					(325)			(325)
Stock-based compensation expense					4,350			4,350

Balance as of March 31, 2012	121,395,744	$121	12,799,999	$13	$305,379	$50,480	$(1,283)	$354,710

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$48,171	$47,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	4,281	4,102
Stock-based compensation	4,692	2,474
Amortization of intangible assets	1,839	2,117
Amortization of deferred financing costs	264	—
Deferred tax expense (benefit)	(29)	(174)
Excess tax benefits from stock-based compensation	(1,683)	(929)
Provision for doubtful accounts	(437)	209
Foreign exchange (gain) loss on cash and cash equivalents, net	(489)	(357)
Other	37	(987)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(29,640)	(19,452)
Related parties	(26,405)	—
Prepaid expenses and other current assets	(1,153)	(374)
Accounts payable	12,080	1,664
Taxes payable	8,766	17,095
Accrued expenses and other current liabilities	1,963	(3,874)
Deferred revenue	7,462	4,431

Net cash provided by operating activities	29,719	53,316
Investing activities:
Acquisitions, net of cash acquired	—	(4,893)
Capital expenditures, including internal-use software and website development	(7,339)	(4,993)
Distribution proceeds from Expedia related to Spin-Off.	7,028	—
Transfers to Expedia, net	—	(62,142)

Net cash used in investing activities	(311)	(72,028)
Financing activities:
Acquisitions funded by Expedia	—	5,135
Proceeds from credit facilities	2,893	1,504
Payments on credit facilities	(10,000)	—
Principal payments on long-term debt	(5,000)	—
Proceeds from exercise of stock options and warrants	8,926	—
Payment of minimum withholding taxes on RSU vesting	(2,959)	—
Excess tax benefits from stock-based compensation	1,683	929

Net cash (used in) provided by financing activities	(4,457)	7,568
Effect of exchange rate changes on cash and cash equivalents	142	(72)

Net increase (decrease) in cash and cash equivalents	25,093	(11,216)
Cash and cash equivalents at beginning of year	183,532	93,133

Cash and cash equivalents at end of period	$208,625	$81,917

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

UNAUDITED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

In connection with the Spin-Off, Expedia contributed or transferred all of the subsidiaries and assets relating to Expedia’s TripAdvisor Media Group, which were comprised of the TripAdvisor Holdings, LLC combined financial statements, to TripAdvisor and TripAdvisor or one of its subsidiaries assumed all of the liabilities relating to Expedia’s TripAdvisor Media Group. TripAdvisor now trades on the NASDAQ under the symbol “TRIP”.

In connection with the Spin-Off, on December 20, 2011, TripAdvisor Holdings, LLC, distributed approximately $406 million in cash to Expedia in the form of a dividend, prior to completion of the Spin-Off. This distribution was funded through borrowings under a new credit agreement, dated as of December 20, 2011, among TripAdvisor, TripAdvisor Holdings, LLC, TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent. Such credit agreement together with all exhibits, schedules, annexes, certificates, assignments and related documents contemplated thereby is referred to herein as the “Credit Agreement.” The Credit Agreement provided for a five-year term loan (the “Term Loan”) to TripAdvisor Holdings, LLC in a principal amount of $400 million, repayable in quarterly installments equal to 1.25% of the original principal amount in year 2012 and 2.5% of the original principal amount in each year thereafter, with the balance payable on the final maturity date. The Credit Agreement also provides for a revolving credit facility (the “Revolving Credit Facility”) with a maximum borrowing capacity of $200 million. All outstanding principal and interest under the Term Loan and the Revolving Credit Facility will be due and payable, and the Revolving Credit Facility will terminate, on December 20, 2016.

Per the Separation Agreement we were to retain $165 million in cash on hand immediately following the Spin-off and the agreement also provided for a subsequent reconciliation process to ensure the appropriate amount was retained. The completion of this reconciliation resulted in us recording an additional receivable from Expedia of $7 million at December 31, 2011, which was subsequently received by us during the three months ended March 31, 2012.

Basis of Presentation

The accompanying unaudited consolidated and combined financial statements have been prepared by us in accordance with generally accepted accounting principles, or GAAP, for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles for complete periods have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated and combined financial statements for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) in our Annual Report on Form 10-K on March 15, 2012. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The financial statements and related financial information pertaining to the period preceding the Spin-Off have been presented on a combined basis and reflect the results of TripAdvisor that were ultimately transferred to us as part of the Spin-Off. The financial statements and related financial information pertaining to the period subsequent to the Spin-Off have been presented on a consolidated basis. Prior to the Spin-Off, certain functions, including accounting, legal, tax, corporate development, treasury, employee benefits, financial reporting and real estate management, were historically managed by the corporate division of Expedia on behalf of its subsidiaries. The assets, liabilities and expenses related to the support of these centralized corporate functions have been allocated to us on a specific identification basis to the extent possible. Otherwise, allocations related to these services, in the form of a related-party services fee, were primarily based upon an estimate of the proportion of corporate amounts applicable to us. These allocations were determined on a basis that Expedia and we considered to be a reasonable reflection of the cost of services provided or the benefit received by us. These expenses were allocated based on a number of factors including headcount, estimated time spent and operating expenses. In the opinion of management, the assumptions and allocations have been made on a reasonable basis. Management believes that amounts allocated to TripAdvisor reflect a reasonable representation of the types of costs that would have been incurred if we had performed these functions as a stand-alone company. However, as estimation is inherent within the aforementioned allocation process, these combined financial statements do not include all of the actual amounts that would have been incurred had we been a stand-alone entity during the periods presented and also do not necessarily reflect our future financial position, results of operations and cash flows.

Description of Business

TripAdvisor is an online travel company, empowering users to plan and have the perfect trip. TripAdvisor’s travel research platform aggregates reviews and opinions of members about destinations, accommodations (hotels, bed and breakfasts, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 29 other countries, including in China under the brand daodao.com. Beyond travel-related content, TripAdvisor websites also include links to the websites of our travel advertisers allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we manage and operate websites under 19 other travel brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector. We derive substantially all of our revenue from advertising, primarily through click-based advertising and display-based advertising sales. In addition, we earn revenue through a combination of subscription-based offerings, transaction revenue from our flash sale website, SniqueAway, and from our recently-launched hotel booking site, Tingo, and other revenue including content licensing.

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

Reclassifications

We have reclassified certain amounts related to our prior period results to conform to our current period presentation.

During the fourth quarter of 2011, our management changed our non-GAAP financial measure that we use to measure our operating performance from Operating Income Before Amortization, or OIBA, to Adjusted Earnings Before Interest, Taxes,

Depreciation, and Amortization, or Adjusted EBITDA. Consequently we have reclassified all of our depreciation expense, which previously had resided in technology and content expense and general and administrative expense, and have presented it as a separate line item on the consolidated and combined statement of operations. This reclassification had no net effect on either total operating expenses or total operating income. The table below provides a summary of that reclassification for the periods presented.

Three Months Ended March 31. 2011 (in thousands)

Depreciation	$4,102
Technology and content	(3,290)
General and administrative	(812)

$—

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08. ASU 2011-08 was issued to amend FASB Accounting Standards Codification (“ASC”) (Topic 350): Intangibles—Goodwill and Other. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to first make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, and we adopted ASU 2011-08 on October 1, 2011 for the fiscal year 2011 goodwill impairment test. The adoption of ASU 2011-08 did not have a material impact on our consolidated and combined financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation on Comprehensive Income (“ASU 2011-05”). Under ASU 2011-05, there will no longer be the option to present items of other comprehensive income in the statement of stockholders’ equity. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 on a retrospective basis, with early adoption permitted. Accordingly, we have adopted the presentation requirements of ASU 2011-05 on December 31, 2011. The adoption of ASU 2011-05 did not have a material impact on our consolidated and combined financial statements.

For information about our critical accounting policies and estimates, refer to “Note 2—Significant Accounting Policies,” included in our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011.

NOTE 3: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and stock options. Our outstanding RSUs and stock options generally vest over five years and four years, respectively.

In the three months ended March 31, 2012 and March 31, 2011, we recognized total stock-based compensation expense of $4.7 million and $2.5 million, respectively. The total income tax benefit related to stock-based compensation expense was $1.6 million and $0.9 million for the three months ended March 31 2012 and March 31, 2011, respectively.

Stock Based Awards Other Equity Instruments assumed at Spin-Off

Prior to the Spin-Off, we participated in the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, under which we, through Expedia, granted RSUs, stock options, and other stock-based awards to our directors, officers, employees and consultants. Following the Spin-Off, these existing Expedia stock-based awards were primarily converted as follows:

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

In addition, upon Spin-Off, we entered into a warrant agreement (the “Warrant Agreement”) with Mellon Investor Services LLC and issued warrants exercisable for TripAdvisor common stock in respect of previously outstanding warrants exercisable for Expedia common stock that were adjusted on account of Expedia’s reverse stock split and the Spin-Off. The warrants, which totaled 32,186,792 at Spin-Off, are not listed on any stock exchange, and expire on May 7, 2012. One tranche of warrants (issued in respect of Expedia warrants that had featured an exercise price of $12.23 per warrant prior to adjustment) are exercisable for 0.25 (one-quarter) of a share of TripAdvisor common stock at an exercise price equal to $6.48 per warrant, and the other tranche of warrants (issued in respect of Expedia warrants that had featured an exercise price of $14.45 per warrant prior to adjustment) are exercisable for 0.25 (one-quarter) of a share of TripAdvisor common stock at an exercise price equal to $7.66 per warrant. The exercise price may be paid in cash or via “cashless exercise” as set forth in the Warrant Agreement. In total, at Spin-Off, the warrants could be converted into a maximum of 8,046,698 shares of our common stock without any further adjustments to the Warrant Agreement.

Below is a summary of our stock-based awards and warrants issued upon completion of the conversion of existing Expedia stock-based awards and warrants into TripAdvisor stock-based awards and warrants on December 20, 2011 and the related weighted-average grant date exercise price for options and warrants and the weighted-average grant date fair value for RSUs:

Options and Stock Warrants:

	Potential Shares of Common Stock (in thousands)	Weighted Average Grant Date Exercise Price
Options	6,575	$23.65
Warrants—$6.48 TripAdvisor Warrants	6,047	$25.92
Warrants—$7.66 TripAdvisor Warrants	2,000	$30.64

RSUs:

	Potential Shares of Common Stock (in thousands)	Weighted Average Grant Date Fair Value
RSUs	893	$21.09

TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan (“2011 Incentive Plan”)

On December 20, 2011, the 2011 Incentive Plan became effective. A summary of certain important features of the 2011 Incentive Plan can be found in “Note 7—Stock Based Awards and Other Equity Instruments,” in the Notes to our Consolidated and Combined Financial Statements in Item 8 of our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011. The summary of the material terms of the 2011 Incentive Plan is qualified in its entirety by the full text of the 2011 Incentive Plan which is incorporated by reference in our Annual Report on Form 10-K as Exhibit 4.3.

We did not grant any stock options during the three months ended March 31, 2012. During the three months ended March 31, 2012, we issued 59,951 RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock at the date of grant of $33.27. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of two years on a straight-line basis.

During the three months ended March 31, 2012 there were 487,220 options exercised at a weighted average exercise price of $14.69 and 275,648 RSUs ( inclusive of 94,839 RSUs withheld to satisfy minimum tax withholding requirements) were vested and released with a weighted average grant date fair value of $13.86.

As of March 31, 2012, we had stock-based awards outstanding representing 6,757,324 shares of our common stock consisting of options to purchase 6,047,787 shares of our common stock with a weighted average exercise price of $24.39 and weighted average remaining life of 4.1 years and approximately 709,537 RSUs.

Included in RSUs outstanding at March 31, 2012 are 400,000 RSUs awarded to one of our non-employee Directors, for which vesting is tied to achievement of performance targets and a requisite service period.

During the three months ended March 31, 2012, there were 263,630 warrants exercised which resulted in 65,907 shares of our common stock issued at a weighted average exercise price of $26.87. As of March 31, 2012 we had 31,923,162 outstanding warrants which are exercisable to purchase 7,980,791 shares of our common stock at a weighted average exercise price of $27.10.

NOTE 4: INCOME TAXES

Each interim period is considered an integral part of the annual period and, accordingly, we measure our tax expense using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period.

Our effective tax rate for the three months ended March 31, 2012 and March 31, 2011 was 32.3% and 36.3%, respectively. For the three months ended March 31, 2012, the effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The change in the effective tax rate for 2012 compared to the 2011 rate was primarily due to an increase in earnings in jurisdictions outside the United States.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of March 31, 2012, accrued interest is $0.4 million, net of federal benefit, and no penalties have been accrued. We do not anticipate any material releases in the next twelve months.

We are subject to taxation in the United States and various States and foreign jurisdictions. As of March 31, 2012, the Company’s tax years for 2008, 2009, 2010 and 2011 are subject to examination by the tax authorities.

NOTE 5: COMMITMENTS AND CONTINGENCIES

There have been no material changes to our commitments and contingencies since December 31, 2011. (Refer to “Note 10—Commitments and Contingencies,” in the Notes to our Consolidated and Combined Financial Statements in Item 8 of our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011.)

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Rules of the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that the Company and its subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

NOTE 6: DEBT

Term Loan Facility Due 2016 and Revolving Credit Facility

Overview

On December 20, 2011, in connection with the Spin-Off, we entered into the Credit Agreement, which provides $600 million of borrowing including:

•	the Term Loan Facility, or Term Loan, in an aggregate principal amount of $400 million with a term of five years due December 2016; and

•	the Revolving Credit Facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

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

As of March 31, 2012 we are using a one-month interest period Eurocurrency Spread which is approximately 2.0% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal will be repayable in quarterly installments on the last day of each calendar quarter equal to 1.25%, with the first installment of $5 million paid during the three months ended March 31, 2012. The payments for the year ending December 31, 2012 will be equal to 1.25% of the original principal amount and will be equal to 2.5% of the original principal amount in each year thereafter, with the balance due on the final maturity date.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. Immediately following the Spin-Off, $10 million was drawn down under the Revolving Credit Facility, which was repaid during the three months ended March 31, 2012.

Total outstanding borrowings under the Credit Agreement consist of the following (in thousands):

March 31, 2012
Short-Term Debt:
Revolving Credit Facility	$—
Term Loan	25,000

Total Short-Term Borrowings	$25,000

Long-Term Debt:
Term Loan	$370,000

Total Long-Term Borrowings	$370,000

The remaining future minimum principal payment obligations due under the Credit Agreement related to our Term Loan is as follows as of March 31, 2012 (in thousands):

Payment Amount
2012	$15,000
2013	$40,000
2014	$40,000
2015	$40,000
2016	$260,000

Total	$395,000

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

As of March 31, 2012 we believe we are in compliance with all of our debt covenants.

The full text of the Credit Agreement is incorporated by reference on our Annual Report on Form 10-K filed on March 15, 2012 for the year ending December 31, 2011, as Exhibit 4.2.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of March 31, 2012 and December 31, 2011, we had $20 million and $17 million of short term borrowings outstanding, respectively.

In August 2010, certain of our Chinese subsidiaries entered into a RMB 67,000,000 (approximately $10 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”). In June 2011, the Chinese Credit Facility-BOA was amended to extend the facility to March 2012 and increase the borrowing capacity to RMB 126,000,000 (approximately $20 million). In December 2011 the Chinese Credit Facility—BOA was amended to extend the facility to September 2012. The Chinese Credit Facility—BOA currently bears interest based at 120% of the People’s Bank of China’s base rate, which was 6.56% as of March 31, 2012 and December 31, 2011.

In April 2012, we increased our borrowing capacity on the Chinese Credit Facility-BOA to RMB (138,600,000) (approximately $22 million) and also amended the facility to extend the termination date to December 2012.

In addition, during April 2012, certain of our Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). This facility currently bears interest based on 100% of the People’s Bank of China’s base rate. There have been no borrowings on the Chinese Credit Facility-JPM to date.

NOTE 7: SEGMENT INFORMATION

We have one reportable segment: TripAdvisor. We determined our segment based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. Our primary operating metric for evaluating segment performance is Adjusted EBITDA. Adjusted EBITDA is defined as operating income plus: (1) depreciation of property and equipment, including internal use software and website development; (2) amortization of intangible assets; (3) stock-based compensation; and (4) non-recurring expenses incurred to effect the Spin-Off during the year ended December 31, 2011. Such amounts are detailed in our segment reconciliation below. In addition, please see our discussion of Adjusted EBITDA in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

The following table is a reconciliation of Adjusted EBITDA to operating income and net income for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Adjusted EBITDA	$84,189	$82,007

Depreciation (1)	(4,281)	(4,102)

OIBA (2)	79,908	77,905
Amortization of intangible assets	(1,839)	(2,117)
Stock-based compensation	(4,692)	(2,474)

Operating income	73,377	73,314
Other Interest (expense) income, net	(2,932)	98
Other, net	696	965
Provision for income taxes	(22,970)	(27,006)

Income before income taxes	48,171	47,371

Net income attributable to noncontrolling interest	(60)	(93)

Net income attributable to TripAdvisor, Inc.	$48,111	$47,278

(1)	Includes internal use software and website development.
(2)	Our primary operating metric prior to the Spin-Off for evaluating operating performance was OIBA, as reported on our Registration Statement. OIBA is defined as operating income plus: (1) amortization of intangible assets and any related impairment; (2) stock-based compensation expense; and (3) non-recurring expenses incurred to effect the Spin-Off during the year ended December 31, 2011. This operating metric is no longer being used by our management to measure operating performance and is only being shown above to illustrate the financial impact as we converted to a new operating metric post Spin-Off.

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share. Holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% percent of the total number of directors, rounded up to the next whole number, which is currently three directors. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of TripAdvisor the holders of both classes of common stock have equal rights to receive all the assets of TripAdvisor after the rights of the holders of the preferred stock have been satisfied.

As discussed in our Annual Report on Form 10-K filed March 15, 2012 (“Note 1—Organization and Basis of Presentation”), in connection with the Spin-Off a one-for-two reverse stock split of outstanding Expedia capital stock occurred immediately prior to the Spin-Off, which resulted in 120,661,020 shares of Common Stock and 12,799,999 shares of Class B common stock outstanding immediately following the Spin-Off.

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. At March 31, 2012, no preferred shares had been issued.

Share Repurchases

During the period January 1, 2012 through March 31, 2012, our Board of Directors did not authorize any share buyback program and we have not repurchased any shares of outstanding common stock.

Dividends

During the period January 1, 2012 through March 31, 2012, our Board of Directors did not declare any dividends on our outstanding common stock.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2012 and 2011 is comprised of accumulated foreign currency translation adjustments.

NOTE 9: CASH AND CASH EQUIVALENTS

Our cash and cash equivalents consist primarily of cash and liquid financial instruments, including money market funds, with maturities of 90 days or less when purchased.

Cash and cash equivalents by security type at March 31, 2012 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$139,537	$—	$—	$139,537

Money market funds—cash equivalent	69,088	—	—	69,088

Total	$208,625	$—	$—	$208,625

Cash and cash equivalents by security type at December 31, 2011 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash	$114,532	$—	$—	$114,532

Money market funds—cash equivalent	69,000	—	—	69,000

Total	$183,532	$—	$—	$183,532

NOTE 10: FAIR VALUE MEASUREMENTS

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

The following tables provide a summary of the fair value measurements of our assets as of March 31, 2012 and December 31, 2011:

(in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value at March 31, 2012

Money market funds—cash equivalent (1)	$69,088	$—	$—	$69,088

Total	$69,088	$—	$—	$69,088

(in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value at December 31, 2011

Money market funds—cash equivalent (1)	$69,000	$—	$—	$69,000

Total	$69,000	$—	$—	$69,000

(1)	Cash equivalents include money market investment accounts that hold excess liquid funds. The fair value measurement of these assets is based on quoted market prices in active markets and, therefore, is recorded at fair value on a recurring basis and classified as Level 1 assets.

We did not have any Level 2 or 3 assets for the period ended March 31, 2012 or December 31, 2011.

One of our acquisitions made during 2008 includes noncontrolling interests with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the subsidiary, at fair value or at adjusted fair values at our discretion, beginning in the fourth quarter of 2012. Fair value determinations are based on various internal valuation techniques, including market comparables and discounted cash flow projections and is considered a Level 3 liability at March 31, 2012 and December 31, 2011. Certain assumptions are used in determining fair value, including revenue growth rates and discount rates. Changes in these assumptions would impact the fair value. Changes in the fair value of the shares for which the minority holders may sell to us are recorded to the redeemable noncontrolling interest with charges or credits to additional paid in capital. Our redeemable noncontrolling interest is not material for all periods presented and is included in other current liabilities.

We currently invest excess cash balances primarily in cash deposits and money market investment accounts at major banks. The carrying amount of cash deposits, trade receivables, related party receivables, trade payables, and accrued and other current liabilities, as reported on the unaudited consolidated and combined balance sheet as of March 31, 2012 and December 31, 2011, approximate their fair value because of the short maturity of those instruments. The carrying value of the borrowings outstanding on our Credit Agreement bear interest at a variable rate and are considered to approximate fair value.

NOTE 11: EARNINGS PER SHARE

As discussed in our Annual Report on Form 10-K filed March 15, 2012 (“Note 1—Organization and Basis of Presentation,”) in connection with the Spin-Off a one-for-two reverse stock split of outstanding Expedia capital stock occurred immediately prior to the Spin-Off, which resulted in 120,661,020 shares of common stock and 12,799,999 shares of Class B common stock outstanding immediately following the Spin-Off.

Basic Earnings Per Share

For the three months ended March 31, 2012, we computed basic earnings per share using the number of shares of common stock and Class B common stock outstanding as of December 31, 2011 plus the weighted average of any additional shares issued and outstanding during the three months ended March 31, 2012.

For the three months ended March 31, 2011, we computed basic earnings per share using the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, as if such shares were outstanding for the entire period.

Diluted Earnings Per Share

For the three months ended March 31, 2012, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock outstanding at December 31, 2011, (ii) the weighted average of any additional shares issued and outstanding for the three months ended March 31, 2012, and (iii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of restricted stock units using the treasury stock method as of March 31, 2012.

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

For the three months ended March 31, 2011, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, as no TripAdvisor equity awards were outstanding prior to the Spin-Off.

Below is a reconciliation of the weighted average number of shares of common stock outstanding (in thousands, except for per share information):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income attributable to TripAdvisor	$48,111	$47,278
Denominator:
Weighted average shares used to compute Basic EPS	133,754	133,461
Effect of dilutive securities:
Stock options	1,132	—
RSUs	194	—
Stock warrants	1,078	—

Weighted average shares used to compute Diluted EPS	136,158	133,461

Basic EPS	$0.36	$0.35
Diluted EPS	$0.35	$0.35

Potentially dilutive securities, which include stock options and RSUs, representing the right to acquire 1,820,647 and 59,951 shares of common stock, respectively, during the three months ended March 31, 2012 were outstanding but were not included in the calculation of diluted net income per share because the effect would have been antidilutive. Although these share based awards were antidilutive at March 31, 2012, they may be dilutive in future quarters’ calculations. In addition, as of March 31, 2012, there are performance based RSUs issued and outstanding representing the right to acquire 400,000 shares of common stock, for which the targets required to trigger vesting have not been achieved; therefore, such awards were also excluded from the calculation of diluted earnings per share at March 31, 2012.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 12: RELATED PARTY TRANSACTIONS

Expedia

Following the Spin-Off, TripAdvisor and Expedia are related parties since they are under common control. Revenue we derived from related party transactions with Expedia was $51.6 million and $53.9 million for the three months ended March 31, 2012 and 2011, respectively, which primarily consisted of click-based advertising and other advertising services provided to Expedia and its subsidiaries and is recorded at contract value, which we believe is a reasonable reflection of the value of the services provided. This related-party revenue represented 28% and 36% of our total revenue for the three months ended March 31, 2012 and 2011, respectively.

Our operating expenses for the three months ended March 31, 2011 included a related-party shared services fee of $2 million, which was comprised of allocations from Expedia for accounting, legal, tax, corporate development, treasury, financial reporting, real estate management and included an allocation of employee compensation within these functions. This related-party shared service fee ended in connection with the Spin-Off. These allocations were determined on a basis that Expedia and we considered to be a reasonable reflection of the cost of services provided or the benefit received by us. These expenses were allocated based on a number of factors including headcount, estimated time spent and operating expenses. It was not practicable to determine the amounts of these expenses that would have been incurred had we operated as an unaffiliated entity. In the opinion of our management, the allocation method was reasonable.

Other related-party operating expenses which were included within Selling and Marketing expense were approximately $2 million and $1 million for the three months ended March 31, 2012 and 2011, respectively, which primarily consisted of marketing expense for exit windows.

Our net related party receivable with Expedia and its subsidiaries reflected in our consolidated and combined balance sheets as of March 31, 2012 and December 31, 2011 were $33.5 million and $14.1 million, respectively. We received $7 million from Expedia during the three months ended March 31, 2012, which was owed to us as a result of the subsequent reconciliation process allowed in the Separation Agreement related to the approximate $406 million distribution paid to Expedia immediately prior to the Spin-Off. This balance was included in our related party receivable balance at December 31, 2011.

For purposes of governing certain of the ongoing relationships between us and Expedia at and after the Spin-Off, and to provide for an orderly transition, we and Expedia entered into various agreements, including, among others, the Separation Agreement, the Tax Sharing Agreement, the Employee Matters agreement, the Transition Services Agreement, and commercial agreements. The various commercial agreements, including click-based advertising agreements, content sharing agreements and display-based and other advertising agreements, have terms of one to three years.

The full texts of the Separation Agreement, the Tax Sharing Agreement, the Employee Matters Agreement, the Transition Services Agreement and the Master Advertising Agreement (CPC) are incorporated by reference in our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011 as Exhibits 2.1, 10.2, 10.3, 10.4 and 10.6 (10.6 filed in redacted form pursuant to confidential treatment request), respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements and the notes included in this Quarterly Report on Form 10-Q, and the audited consolidated and combined financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed March 15, 2012 for the year ended December 31, 2011.

Overview

We are the world’s largest online travel company, empowering users to plan and have the perfect trip. Our travel research platform aggregates reviews and opinions from our community about destinations, accommodations (including hotels, resorts, motels, B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. Our branded websites include tripadvisor.com in the United States and localized versions of the website in 29 other countries, including in China under the brand daodao.com. Our-branded websites globally received more than 50 million unique visitors in January 2012, according to comScore, and we have built a marketable base of more than 20 million members and over 60 million reviews and opinions. Beyond travel-related content, our websites also include links to the websites of our advertisers, including travel advertisers, allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we now manage and operate websites under 19 other travel brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector. On March 21, 2012 we announced the launch of a new travel brand, Tingo, the first hotel booking site that automatically rebooks hotel rooms at a lower price if the rate drops and then refunds the difference to the travelers’ credit cards when the traveler books a “Money Back” room.

In addition to our flagship TripAdvisor-branded websites, our portfolio of managed and operated websites include whereivebeen.com, everytrail.com, holidaylettings.co.uk, kuxun.cn, flipkey.com, onetime.com, virtualtourist.com, airfarewatchdog.com, holidaywatchdog.com, cruisecritic.com, independenttraveler.com, seatguru.com, bookingbuddy.com, smartertravel.com, travelpod.com, travel-library.com, sniqueaway.com, familyvactioncritic.com and tingo.com. For additional information about our portfolio of brands, see “Other Travel Brands and Websites” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011.

Business Model

We derive substantially all of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of our revenue is generated through a combination of subscription-based offerings, transactions conducted via our flash sale website, SniqueAway, and our recently-launched Tingo hotel booking site, and other revenue including content licensing.

•

Click-Based Advertising Revenue. Our largest source of revenue is click-based advertising, which includes our “check rates” feature as well as contextually-relevant branded and unbranded textlinks. Our click-based advertising partners are predominantly online travel agencies and direct suppliers in the hotel, airline and cruise product categories. The “check rates” feature enables users to compare pricing and availability for a particular hotel across different on-line travel agents’ and hotel partners’ booking engines and thereby delivers a highly-targeted audience deep into the booking paths of their websites. Click-based advertising is generally priced on a cost-per-click, or CPC, basis, with payments from advertisers based on the number of users who click on each type of link. Advertisers who increase their CPC rates generally get an increased number of clicks from their click-based advertising on our websites. Most of our click-based advertising contracts can be terminated by the advertisers at will or on short notice.

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

•

Subscription-Based, Transaction and Other Revenue . We also offer advertising via a subscription model that is sold for a flat fee per time period. Managed by our Trip for Business division, this advertising product, Business Listings, is currently offered to hotels, B&Bs and other specialty lodging properties and allows subscribers to list a website URL, email address and phone number on TripAdvisor-branded websites as well as to post special offers for travelers. Our Vacation Rentals division allows individual vacation property owners or managers to pay a subscription fee to list properties on our Holiday Lettings and FlipKey websites, as well as on select TripAdvisor-branded websites. Other sources of revenue include selling discounted hotel room nights and coupons on our flash sale website, SniqueAway, transactions via our Tingo website and licensing our content to third-party sites.

Executive Summary

Our financial results are dependent on our ability to drive our click-based advertising revenue and continue to invest in areas of potential growth, including our social, mobile and global initiatives as well as our subscription-based businesses, which include vacation rentals and business listings. We have leveraged our position as the largest online travel company to become a critical partner for online advertisers – including hotels, online travel agencies and other travel-related service providers – by providing our customers with access to our large audience of highly-qualified, highly-engaged users. The key drivers of our click-based advertising revenue are described below, as well as a summary of our key growth areas and the current trends impacting our business. In December 2011, Expedia, Inc., or Expedia, completed the Spin-Off of the TripAdvisor business into a stand-alone public company.

Key Drivers of Click-Based Advertising Revenue

For the three months ended March 31, 2012 and March 31, 2011, respectively, 79% and 81% of our total revenue came from our core cost-per-click, or CPC, based lead generation product. Revenues derived from CPC based lead generation represented 79% of our total revenue for the year ending December 31, 2011. The key drivers of our click-based advertising revenue include the growth in hotel shoppers, user conversion and lead pricing. Total traffic growth, or growth in monthly visits from unique IP addresses is reflective of our overall brand growth. We continue to refine our ability to track and analyze sub-segments of traffic and its correlation to revenue generation and we believe that hotel shoppers is a more useful indicator of revenue growth. We use the term “hotel shoppers” to refer to users who view a listing of hotels in a city or visitors who view a specific hotel page.

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

Social. Our Wisdom of Friends initiative is a core component of our strategic growth plan; 76% of respondents to a recent Nielsen study cited “recommendations from people I know” as the information source that they trust most. We believe that having a strong social presence drives traffic to and engagement on our sites and improves the sites’ “stickiness” amongst the users. As a result, we continue to deepen our integration with Facebook’s Friend Graph. As of March 31, 2012, TripAdvisor has offered nearly 120 million users (according to Facebook Insights) a personalized and social travel planning experience that enables travelers to engage first with their own Facebook friends’ reviews and opinions when planning their perfect trip on TripAdvisor.

Mobile. Mobile is an investment area that is geared towards creating a more complete user experience by reinforcing the TripAdvisor brand when users are in-market. In the year ended December 31, 2011, we saw strong user uptake, reaching an aggregate of 13 million mobile downloads and approximately 16 million monthly unique users, as measured by our own log files, and as of March 31, 2012, we reached an aggregate of 17 million mobile downloads and approximately 23 million monthly unique users. We believe that mobile devices, including smartphones and tablet devices, are increasingly used when travelers begin to plan trips. In order to capture an increasing percentage of these users, we have designed our mobile product to be user-friendly and have chosen not to monetize that platform to its full potential at this time. We expect the long-term benefits of a more engaged mobile audience to outweigh the short-term revenue that we could generate from, for example, an increased number of advertisements.

Vacation Rentals. This product addresses a highly-fragmented $85 billion dollar per-year industry, according to a 2010 Radius Global Market study. Historically, we have built our supply content through acquisitions, namely our U.S.-based FlipKey and U.K.-based Holiday Lettings businesses, but during the fourth quarter of 2011 we announced partnerships aimed at increasing our supply content. We believe that our nearly 200,000 properties, as of December 31, 2011, and our highly-engaged and motivated community, position us extremely well for success.

Business Listings. This product was created in early 2010 to allow hotel and accommodation owners to list pertinent information on TripAdvisor, bringing them closer to the traveler and thereby increasing direct bookings. In the year ended December 31, 2011, we saw nearly 80% subscriber growth, reaching our approximately 35,000 Business Listing customers by the end of the year, which is still only around 6% of our current hotel listings on our TripAdvisor branded sites. We continue to expand our sales force and improve features to attract additional customers from our installed base.

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

Global Economic Conditions. In late 2008 and throughout 2009, weak global economic conditions created uncertainty for travelers and suppliers, and put pressure on discretionary spending on travel and advertising. As a result, our revenue growth slowed in 2009, with a corresponding pull back in sales and marketing and a reduction in general and administrative expenses. Since 2010 the travel industry has been gradually improving. With the improved economic conditions, we reaccelerated sales and marketing spending and increased other operating costs to support expansion and have experienced increased click volumes and revenue growth during these periods. Global economic conditions remain uncertain and, as such, our near-term visibility remains limited.

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

•

New Social Sharing Tools. We intend to continue to expand our integration with social media, including Facebook, Twitter and other social sharing platforms. We believe that this integration will be critical to continuing to grow and maintain engagement with our user base and increase our content. For example, by tapping into Facebook’s rich social data, TripAdvisor connects users to their friends and shares helpful content about where their friends have traveled and where they would like to visit in the future. While on the TripAdvisor website, friends can discuss their travel plans and recommendations and build out personal profiles of places they have been. As of March 31, 2012, TripAdvisor has offered more than 120 million users (according to Facebook Insights) a personalized and social travel planning experience that enables travelers to engage first with their own Facebook friends’ reviews and opinions when planning their perfect trip on TripAdvisor.

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

•

International Expansion. We are focused on expanding our footprint globally. We are continuing to expand in Europe, Asia and South America, especially in emerging markets, such as Brazil, Russia, India and China. During 2011, we added new points-of-sale in Taiwan, Malaysia and Egypt, bringing our total TripAdvisor-branded websites to 30 countries and 21 languages. These and the other newer sites in Asia-Pacific represent a longer-term opportunity for us. We believe that China represents a large international opportunity for our business. We currently have two lead product offerings in the Chinese market—DaoDao and Kuxun—both headquartered in Beijing. We continue to invest heavily and operate at a loss in the Chinese market.

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated and combined financial statements because they require that we use judgment and estimates in applying those policies. We prepare our consolidated and combined financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States (“GAAP”). Preparation of the consolidated and combined financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated and combined financial statements as well as revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated and combined financial statements. We consider an accounting estimate to be critical if:

•	It requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate; and

•	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.

For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see “Note 2—Significant Accounting Policies,” in the notes to the consolidated and combined financial statements on this Quarterly Report on Form 10-Q. We are an “issuer” (as defined in Section 2(a) of the Sarbanes-Oxley Act of 2002), and, as such, are required to comply with all new and revised accounting standards applicable to public companies.

Results of Operations

Selected Financial Data

(in thousands, except per share data)

	Three Months Ended March 31,		% Change
	2012	2011	2012 vs 2011
Revenue	$132,127	$95,278	39%
Related-party revenue from Expedia	51,588	53,944	(4)%

Total revenue	183,715	149,222	23%

Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	2,734	2,231	23%
Selling and marketing(2)	67,389	44,195	52%
Technology and content(2)	17,841	13,089	36%
General and administrative(2)	16,254	8,194	98%
Related-party shared services fee to Expedia	—	1,980	(100)%
Depreciation	4,281	4,102	4%
Amortization of intangible assets	1,839	2,117	(13%)

Total costs and expenses	110,338	75,908	45%

Operating income	73,377	73,314	—

Other income (expense):
Other interest (expense) income, net	(2,932)	98	(3,092)%
Other, net	696	965	(28)%

Total other (expense) income, net	(2,236)	1,063	(310)%

Income before income taxes	71,141	74,377	(4)%
Provision for income taxes	(22,970)	(27,006)	(15)%

Net income	48,171	47,371	2%
Net income attributable to noncontrolling interest	(60)	(93)	(36%)

Net income attributable to TripAdvisor, Inc.	$48,111	$47,278	2%

Earnings Per Share attributable to TripAdvisor, Inc:
Basic	$0.36	$0.35	3%
Diluted	$0.35	$0.35	—
Weighted Average Common Shares Outstanding:
Basic	133,754	133,461	—
Diluted	136,158	133,461	2%
Other Financial Data:
Adjusted EBITDA (3)	$84,189	$82,007	3%

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$182	$162
Amortization of website development costs included in depreciation	2,713	2,692

	$2,895	$2,854
(2) Includes stock-based compensation as follows:
Selling and marketing	$1,078	$805
Technology and content	1,512	888
General and administrative	2,102	781

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA in our Quarterly Report on Form 10-Q, a non-GAAP financial measure. We have provided reconciliations below of Adjusted EBITDA to operating income, the most directly comparable GAAP financial measure. A “non-GAAP financial measure” refers to a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in such company’s financial statements.

We define “Adjusted EBITDA” as operating income (loss), excluding depreciation of property and equipment, which includes internal use software and website development, amortization of intangible assets, stock-based compensation and non-recurring expenses incurred to effect the Spin-Off from Expedia during the year ended December 31, 2011. Adjusted EBITDA is the primary metric by which management evaluates the performance of its business and on which internal budgets are based. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. Adjusted EBITDA eliminates items that are either not part of our core operations such as the costs incurred to spin-off from Expedia or those costs that do not require a cash outlay, such as stock-based compensation. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimates of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical costs and other factors and may not be indicative of current or future capital expenditures. We believe that by excluding certain items, such as stock-based compensation and non-recurring expenses, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business and allows investors to gain an understanding of the factors and trends affecting the ongoing cash earnings capabilities of our business, from which capital investments are made and debt is serviced.

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

The following table is a reconciliation of Adjusted EBITDA to operating income for the periods presented:

	Three Months Ended March 31,
	(in thousands)
	2012	2011
Adjusted EBITDA	$84,189	$82,007
Depreciation (1)	(4,281)	(4,102)

OIBA (2)	79,908	77,905
Amortization of intangible assets	(1,839)	(2,117)
Stock-based compensation	(4,692)	(2,474)

Operating income	73,377	73,314

(1)	Includes internal use software and website development.
(2)	Our primary operating metric prior to the Spin-Off for evaluating operating performance was Operating Income Before Amortization, or OIBA, as reported on our Form S-4 filed with the SEC on November 1, 2011. OIBA is defined as operating income plus: (1) amortization of intangible assets and any related impairment; (2) stock-based compensation expense; and (3) non-recurring expenses incurred to effect the Spin-Off during the year ended December 31, 2011. This operating metric is no longer being used by our management to measure operating performance and is only being shown above to illustrate the financial impact of our conversion to a new operating metric post Spin-Off.

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

Three Months Ended March 31. 2011 (in thousands)

Depreciation	$4,102
Technology and content	(3,290)
General and administrative	(812)

$—

Revenue

We derive substantially all of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue through a combination of subscription-based offerings, transaction revenue from our flash sale website, SniqueAway, our recently-launched, hotel booking site, Tingo, and other revenue including content licensing.

	Three Months Ended March 31,		% Change
	2012	2011	2012 vs. 2011
	($ in millions)
Click-based advertising	$145	$120	20%
Display-based advertising	22	19	17%
Subscription, transaction and other	17	10	67%

Total revenue	$184	$149	23%

Revenue increased $35 million or 23% during the three months ended March 31, 2012 when compared to the same period in 2011, primarily due to an increase in click-based advertising revenue of $25 million or 20%. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of over 30% during the three months ended March 31, 2012 when compared to the same period in 2011, and, to a much lesser extent, an increase in the average cost per click rates offset by fewer monetization opportunities due to our site redesign in the third quarter of 2011. Subscription, transaction and other revenue increased by $7 million or 67% in 2012, primarily due to growth in Business Listings.

In addition to the above product revenue discussion, related-party revenue from Expedia, which consists primarily of click-based advertising, is as follows:

	Three Months Ended March 31,		% Change
	2012	2011	2012 vs. 2011
	($ in millions)
Related party revenue from Expedia	$52	$54	(4%)
% of revenue	28.1%	36.2%

TripAdvisor and Expedia entered into new commercial arrangements in connection with the Spin-Off. The arrangements generally have terms one to three years and are described in “Note 9—Related Party Transactions “ in the notes to our consolidated and combined financial statements in our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011. In connection with the Spin-Off, Expedia expected to lower its CPC pricing by 10-15%. This change was rolled out throughout the fourth quarter of 2011, and trended towards the upper end of the expected discount range. We expect the decrease in CPC pricing paid by Expedia to continue to negatively impact total revenue for the year ended 2012 by approximately 5%. Some of this lost revenue may be replaced by advertising revenue from other customers, however, we have not included this in our forward looking revenue assumptions.

Cost of Revenue

Cost of revenue consists of expenses that are closely correlated or directly related to revenue generation, including ad serving fees, flight search fees, credit card fees and data center costs.

	Three Months Ended March 31,		% Change
	2012	2011	2012 vs 2011
	($ in millions)
Cost of revenue	$3	$2	23%
% of revenue	1.5%	1.5%

Cost of revenue increased $0.5 million or 23% during the three months ended March 31, 2012 when compared to the same period in 2011, primarily due to increased ad serving fees and increased credit card merchant fees.

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

	Three Months Ended March 31,		% Change
	2012	2011	2012 vs 2011
	($ in millions)
Direct costs	$47	$27	72%
Personnel and overhead	20	17	20%

Total selling and marketing	$67	$44	52%

% of revenue	36.7%	29.6%

Direct selling and marketing costs increased $23 million or 52% during the three months ended March 31, 2012 when compared to the same period in 2011, primarily due to increased search engine marketing costs and traffic acquisition costs. We also increased our spending on social media in the three months ended March 31, 2012 compared to the same period in 2011, in order to increase social engagement on our websites. Personnel and overhead costs increased $3 million or 20% during the period ended March 31, 2012 when compared to the same period in 2011, primarily due to an increase in headcount to support business growth, including international expansion.

Technology and Content

Technology and content expenses consist of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing and maintenance of our website. Other costs include licensing and maintenance expense.

	Three Months Ended March 31,		% Change
	2012	2011	2012 vs 2011
	($ in millions)
Personnel and overhead	$16	$12	38%
Other	2	1	26%

Total technology and content	$18	$13	36%

% of revenue	9.7%	8.8%

Technology and content costs increased $5 million or 36% during the three months ended March 31, 2012 when compared to the same period in 2011, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion, enhanced site features and mobile initiatives.

As discussed in our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011, all depreciation costs of technology assets, including web servers and purchased and capitalized website and development activities for all prior periods have been reclassified to depreciation expense on our consolidated and combined statement of operations.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead costs, including executive leadership, finance, legal and human resource functions and stock-based compensation as well as professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense.

	Three Months Ended March 31,		% Change
	2012	2011	2012 vs 2011
	($ in millions)
Personnel and overhead	$11	$7	64%
Professional service fees and other	5	1	243%

Total general and administrative	$16	$8	98%

% of revenue	8.8%	5.5%

General and administrative costs increased $8 million or 98% during the three months ended March 31, 2012, when compared to the same period in 2011, primarily due to increased personnel costs from increased headcount as a result of the Spin-Off to support business growth and additional hiring as well as additional professional service fees in order to support our operations as a standalone public company. In addition, in connection with the Spin-Off, we assumed Expedia’s obligation to fund a charitable foundation. Our expense related to the funding of this charitable foundation was $1.7 million for the three months ended March 31, 2012.

As discussed above, all depreciation costs of capitalized assets, primarily consisting of furniture and office equipment for prior periods have been reclassified in our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011 to depreciation expense on our consolidated and combined statement of operations.

Related-Party Shared Services Fee

Prior to the Spin-Off, our related-party shared services fee was comprised of allocations from Expedia for accounting, legal, tax, corporate development, treasury, financial reporting, real estate management and included an allocation of employee compensation within these functions. These allocations were determined based on what we and Expedia considered being reasonable reflections of the utilization of services provided or the benefit received by us.

	Three Months Ended March 31,		% Change
	2012	2011	2012 vs 2011
	($ in millions)
Related-party shared services fee	$—	$2	(100%)
% of revenue	0.0%	1.3%

Related-party shared services fee costs incurred for the use of Expedia shared services ceased in connection with the Spin-Off. Refer to “Note 12—Related Party Transactions,” in this Quarterly Report on Form 10-Q for further information on our relationship with Expedia.

Depreciation

	Three Months Ended March 31,		% Change
	2012	2011	2012 vs 2011
	($ in millions)
Depreciation	$4	$4	4%
% of revenue	2.3%	2.7%

Depreciation expense increased slightly during the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to increased amortization related to capitalized software and website development costs.

Amortization of Intangible Assets

	Three Months Ended March 31,		% Change
	2012	2011	2012 vs 2011
	($ in millions)
Amortization of intangible assets	$2	$2	(13%)
% of revenue	1.0%	1.4%

Amortization of intangible assets decreased slightly during the three months ended March 31, 2012 when compared to the same period in 2011, primarily due to the completion of amortization related to certain technology intangible assets.

Operating Income

	Three Months Ended March 31,		% Change
	2012	2011	2012 vs 2011
	($ in millions)
Operating income	$73	$73	0%
% of revenue	40.0%	49.1%

Operating income increased slightly for the three months ended March 31, 2012 when compared to the same period in 2011, primarily due to an increase in revenue of $35 million or 23%, which was offset by a corresponding increase to operating expenses of $35 million or 45%, particularly in personnel costs to support business growth and operations as a standalone public company as well as traffic acquisition costs to drive higher revenue.

Other Interest ( Expense )Income, Net

	Three Months Ended March 31,		% Change
	2012	2011	2012 vs 2011
	($ in millions)
Other interest (expense) income, net	$(3)	$—	(3,092)%
% of revenue	(1.6)%	0.0%

Other interest expense, increased $3 million during the three months ended March 31, 2012 when compared to the same period in 2011, primarily due to interest expense on our term loan and revolving credit facilities.

Other, Net

Other, net is primarily comprised of net foreign exchange gains for the periods presented.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2012	2011	2012 vs 2011
	($ in millions)
Provision for income taxes	$23	$27	15%
Effective tax rate	32.3%	36.3%

For the three months ended March 31, 2012, the effective tax rate is less than the federal statutory tax rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The change in the effective tax rate for 2012 compared to the 2011 rate was primarily due to an increase in earnings in jurisdictions outside the United States.

Financial Position, Liquidity and Capital Resources

For the three months ended March 31, 2012 we had $209 million of cash and cash equivalents, and at December 31, 2011 we had $184 million of cash and cash equivalents. The cash and cash equivalent balances consisted of cash and a money market account held in the United Kingdom ($169 million and $165 million for the period ended March 31, 2012 and December 31, 2011, respectively) related to earnings we intend to reinvest permanently outside the United States. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Cash held is primarily denominated in U.S. dollars and British pound sterling.

In connection with the Spin-Off, we entered into our Revolving Credit Facility with a borrowing capacity of $200 million and have also entered into our five-year, $400 million Term Loan, as discussed in “Note 6— Debt,” in this Quarterly Report on Form 10-Q. Immediately prior to the Spin-Off, we transferred approximately $406 million in the form of a dividend to Expedia, which included an estimate of our cash in excess of $165 million. This distribution included the proceeds from our $400 million Term Loan.

Historically, the cash we generate has been sufficient to fund our working capital and capital expenditure requirements. Management believes that our cash and cash equivalents, combined with expected cash flows generated by operating activities and the our Revolving Credit Facility will be sufficient to fund our ongoing working capital needs, capital expenditure requirements and business growth initiatives and to meet our long term debt obligations and commitments and fund acquisitions for at least the next 12 months.

Our cash flows are as follows (in millions):

	Three Months Ended March 31,
	2012	2011

Net cash provided by (used in):
Operating activities	$30	$53
Investing activities	$—	$(72)
Financing activities	$(4)	$8

Operating Activities

For the three months ended March 31, 2012, net cash provided by operating activities decreased by $23.6 million or 44% when compared to the same period in 2011, primarily due to a decrease in working capital movements which is driven by related party activity with Expedia of $26.4 million subsequent to the Spin-Off being classified in operating activities as compared to investing activities in the prior year.

Investing Activities

For the three months ended March 31, 2012, net cash provided by investing activities increased by $72 million when compared to the same period in 2011 primarily due to lower net cash transfers to Expedia related to business operations of $62 million which occurred regularly up through the Spin-Off. In addition, we received $7 million during the three months ended March 31, 2012, from Expedia which was owed to us.

Financing Activities

For the three months ended March 31, 2012, net cash provided by financing activities decreased by $12 million when compared to the same period in 2011 primarily due to a $5 million principal payment on our term loan and a $10 million repayment of our outstanding borrowing on our Revolving Credit Facility in the first quarter of 2012. This was partially offset by proceeds from the exercise of our stock options and warrants of $ 9 million, net of payment of minimum withholding taxes related to the vesting of our RSUs of $3 million during the three months ended March 31, 2012. In addition, during the three months ended March 31, 2011, we received $5 million of funding from Expedia related to an external acquisition, which did not reoccur in 2012.

Commitments and Contingencies and Off-Balance Sheet Arrangements

There have been no material changes to our commitments and contingencies and off-balance sheet arrangements since December 31, 2011. (See “Commitments, Contingencies and Off-Balance Sheet Arrangements” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011.) Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of March 31, 2012 or December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material change in our market risk during the three months ended March 31, 2012. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. During the quarter ended March 31, 2012, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL: (i) Unaudited Consolidated and Combined Statements of Operations, (ii) Unaudited Consolidated and Combined Statements of Comprehensive Income, (iii) Unaudited Consolidated Balance Sheets, (iv) Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Consolidated and Combined Statements of Cash Flows, and (vi) Unaudited Notes to Consolidated and Combined Financial Statements, tagged as blocks of text.

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.

By:	/s/ JULIE M.B. BRADLEY
Julie M.B. Bradley Chief Financial Officer

May 3, 2012