Form 10-Q
period 2012-06-30
TripAdvisor, Inc.
filed 2012-07-26
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at July 20, 2012
Common Stock, $0.001 par value per share	129,532,102 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended June 30, 2012

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$141,408	$110,043	$273,535	$205,321
Related-party revenue from Expedia	55,740	59,199	107,328	113,143

Total revenue	197,148	169,242	380,863	318,464
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	2,926	2,735	5,660	4,966
Selling and marketing(2)	64,243	52,685	131,632	96,880
Technology and content(2)	21,574	13,379	39,415	26,468
General and administrative(2)	18,252	7,944	34,506	16,138
Related-party shared services fee to Expedia	—	1,980	—	3,960
Depreciation	4,715	4,514	8,996	8,616
Amortization of intangible assets	1,760	1,132	3,599	3,249
Spin-off costs	—	1,054	—	1,054

Total costs and expenses	113,470	85,423	223,808	161,331

Operating income	83,678	83,819	157,055	157,133
Other income (expense):
Other interest (expense) income, net	(2,405)	217	(5,337)	315
Other, net	(4,539)	457	(3,843)	1,422

Total other (expense) income, net	(6,944)	674	(9,180)	1,737

Income before income taxes	76,734	84,493	147,875	158,870
Provision for income taxes	(23,569)	(30,383)	(46,539)	(57,389)

Net income	53,165	54,110	101,336	101,481
Net income attributable to noncontrolling interests	(146)	(46)	(206)	(139)

Net income attributable to TripAdvisor, Inc.	$53,019	$54,064	$101,130	$101,342

Earnings Per Share attributable to TripAdvisor, Inc.:
Basic	$0.38	$0.41	$0.74	$0.76
Diluted	0.37	0.41	0.73	0.76
Weighted Average Common Shares Outstanding:
Basic	139,278	133,461	136,516	133,461
Diluted	141,737	133,461	138,947	133,461
(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$182	$163	$364	$325
Amortization of website development costs included in depreciation	2,979	3,029	5,692	5,723

	$3,161	$3,192	$6,056	$6,048
(2) Includes stock-based compensation as follows:
Selling and marketing	$923	$589	$2,001	$1,394
Technology and content	2,426	639	3,938	1,527
General and administrative	3,419	740	5,521	1,521

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$53,165	$54,110	$101,336	$101,481
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,196)	(127)	231	658

Comprehensive income	51,969	53,983	101,567	102,139
Less: Comprehensive income attributable to noncontrolling interests	(146)	(46)	(206)	(139)

Comprehensive income attributable to TripAdvisor, Inc.	$51,823	$53,937	$101,361	$102,000

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$478,241	$183,532
Accounts receivable, net of allowance of $3,298 and $5,370 at June 30, 2012 and December 31, 2011, respectively	96,873	67,936
Receivable from Expedia, net	40,158	14,081
Deferred income taxes, net	6,494	6,494
Prepaid expenses and other current assets	8,655	6,279

Total current assets	630,421	278,322
Long-term assets:
Property and equipment, net	38,828	34,754
Other long-term assets	10,380	11,888
Intangible assets, net	40,536	44,030
Goodwill	467,088	466,892

Total long-term assets	556,832	557,564

TOTAL ASSETS	$1,187,253	$835,886

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,405	$12,097
Deferred revenue	26,970	19,395
Credit facility borrowings	24,361	26,734
Borrowings, current	30,000	20,000
Taxes payable	14,629	17,229
Accrued expenses and other current liabilities	45,479	34,938

Total current liabilities	169,844	130,393
Long-term liabilities:
Deferred income taxes, net	14,772	16,004
Other long-term liabilities	15,669	15,952
Borrowings, net of current portion	360,000	380,000

Total long-term liabilities	390,441	411,956

Total Liabilities	560,285	542,349
Commitments and Contingencies
Stockholders’ equity:
Preferred stock $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common Stock $0.001 par value	129	121
Authorized shares: 1,600,000,000
Shares issued and outstanding: 129,511,937 and 120,661,808
Class B common stock $0.001 par value	13	13
Authorized shares 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	525,806	293,744
Retained earnings	103,499	2,369
Accumulated other comprehensive loss	(2,479)	(2,710)

Total stockholders’ equity	626,968	293,537

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,187,253	$835,886

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(In thousands, except share data)

	Common Stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	120,661,808	$121	12,799,999	$13	$293,744	$2,369	$(2,710)	$293,537

Net income attributable to TripAdvisor, Inc.						101,130		101,130
Currency translation adjustments							231	231
Tax benefits on equity awards					2,172			2,172
Issuance of common stock related to exercise of options and warrants and vesting of RSUs	8,850,129	8			225,761			225,769
Minimum withholding tax on vesting of RSUs					(3,035)			(3,035)
Adjustment to the fair value of redeemable noncontrolling interest					(758)			(758)
Reclassification of non-employee equity awards to liability					(1,174)			(1,174)
Stock-based compensation expense					9,153			9,153
Other					(57)			(57)

Balance as of June 30, 2012	129,511,937	$129	12,799,999	$13	$525,806	$103,499	$(2,479)	$626,968

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$101,336	$101,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	8,996	8,616
Stock-based compensation	11,460	4,442
Amortization of intangible assets	3,599	3,249
Amortization of deferred financing costs	475	—
Deferred tax benefit	(74)	(174)
Excess tax benefits from stock-based compensation	(2,011)	(1,431)
Provision for doubtful accounts	(1,300)	581
Foreign exchange (gain) loss on cash and cash equivalents, net	2,323	(618)
Other	509	(1,222)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(27,455)	(25,151)
Related parties	(34,356)	—
Prepaid expenses and other current assets	(1,879)	(1,525)
Accounts payable	17,812	12,229
Taxes payable	(1,822)	4,544
Accrued expenses and other current liabilities	6,296	1,925
Deferred revenue	7,568	6,925

Net cash provided by operating activities	91,477	113,871
Investing activities:
Acquisitions, net of cash acquired	—	(4,893)
Capital expenditures, including internal-use software and website development	(13,249)	(10,424)
Distribution proceeds from Expedia related to Spin-Off	7,028	—
Transfers to Expedia, net	—	(90,125)

Net cash used in investing activities	(6,221)	(105,442)
Financing activities:
Acquisitions funded by Expedia	—	5,135
Proceeds from credit facilities	7,627	2,782
Payments on credit facilities	(10,000)	—
Principal payments on long-term debt	(10,000)	—
Proceeds from exercise of stock options and warrants	225,769	—
Payment of minimum withholding taxes on RSU vesting	(3,035)	—
Excess tax benefits from stock-based compensation	2,011	1,431

Net cash provided by financing activities	212,372	9,348
Effect of exchange rate changes on cash and cash equivalents	(2,919)	814

Net increase in cash and cash equivalents	294,709	18,591
Cash and cash equivalents at beginning of year	183,532	93,133

Cash and cash equivalents at end of period	$478,241	$111,724

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

Spin-Off from Expedia

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

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands)
Depreciation	$4,514	$8,616
Technology and content	(3,679)	(6,969)
General and administrative	(835)	(1,647)

	$—	$—

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

For information about our critical accounting policies and estimates, refer to “Note 2— Significant Accounting Policies,” included in our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011.

NOTE 3: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and stock options. Our outstanding RSUs and stock options generally vest over five years and four years, respectively.

For the three and six months ended June 30, 2012, we recognized total stock-based compensation expense of $6.8 million and $11.5 million, respectively. The total income tax benefit related to stock-based compensation expense was $2.5 million and $4.0 million for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, we recognized total stock-based compensation expense of $2.0 million and $4.4 million, respectively. The total income tax benefit related to stock-based compensation expense was $0.8 million and $1.7 million for the three and six months ended June 30, 2011, respectively.

Stock Based Awards and Other Equity Instruments Assumed at Spin-Off

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

In addition, upon Spin-Off, we entered into a warrant agreement (the “Warrant Agreement”) with Mellon Investor Services LLC and issued warrants exercisable for TripAdvisor common stock in respect of previously outstanding warrants exercisable for Expedia common stock that were adjusted on account of Expedia’s reverse stock split and the Spin-Off. The warrants, which totaled 32,186,792 at Spin-Off, were subsequently converted into 7,952,456 shares of our common stock during the six months ended June 30, 2012, prior to their expiration date of May 7, 2012. Refer to our discussion below in this Note 3— 2012 Warrant Activity for a discussion of warrant activity during the six months ended June 30, 2012.

One tranche of warrants (issued in respect of Expedia warrants that had featured an exercise price of $12.23 per warrant prior to adjustment) were exercisable for 0.25 (one-quarter) of a share of TripAdvisor common stock at an exercise price equal to $6.48 per warrant, and the other tranche of warrants (issued in respect of Expedia warrants that had featured an exercise price of $14.45 per warrant prior to adjustment) were exercisable for 0.25 (one-quarter) of a share of TripAdvisor common stock at an exercise price equal to $7.66 per warrant. The exercise price could have been paid in cash or via “cashless exercise” as set forth in the Warrant Agreement. In total, at Spin-Off, the warrants could be converted into a maximum of 8,046,698 shares of our common stock without any further adjustments to the Warrant Agreement.

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

TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan (“2011 Incentive Plan”)

On December 20, 2011, the 2011 Incentive Plan became effective. A summary of certain important features of the 2011 Incentive Plan can be found in “Note 7— Stock Based Awards and Other Equity Instruments,” in the Notes to our Consolidated and Combined Financial Statements in Item 8 of our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011. The summary of the material terms of the 2011 Incentive Plan is qualified in its entirety by the full text of the 2011 Incentive Plan which is incorporated by reference in our Annual Report on Form 10-K as Exhibit 4.3.

2012 Stock Option Activity

The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Stock options granted during the first six months of 2012 have a term of ten years from the date of grant and vest over a four-year period.

During the six months ended June 30, 2012, we have issued 2,995,725 stock options under the 2011 Incentive Plan with a grant-date fair value per option of $20.51. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of four years on a straight-line basis. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

A summary of the status and activity for stock option awards relating to our common stock for the six months ended June 30, 2012, is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1, 2012	6,575	$23.65
Granted	2,996	40.20
Exercised	708	15.94		$13,123
Cancelled	261	25.49

Options outstanding at June 30, 2012	8,602	$29.95	5.7	$126,752

Exercisable as of June 30, 2012	3,539	$25.04	3.4	$69,523

Vested and expected to vest after June 30, 2012	7,436	$28.92	5.8	$116,148

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of June 29, 2012 was $44.69.

The estimated fair value of the options granted under the 2011 Incentive Plan was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards, which includes the risk-free rate of return, volatility, expected term and expected dividend yield.

Our risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. We estimated the volatility of our common stock by using an average of historical stock price volatility of publicly traded companies that we consider peers based on daily price observations over a period equivalent or approximate to the expected term of the stock option grants. The decision to use a weighted average volatility factor of a peer group was based upon the relatively short period of availability of data on our common stock. We estimated our expected term using the simplified method for all stock options as we do not have sufficient historical exercise data on our common stock. Our expected dividend yield is zero, as we have not paid and do not anticipate paying dividends on our common stock in the foreseeable future.

The Black-Scholes assumptions used in calculating the estimated fair value of stock options granted under the 2011 Incentive Plan are as follows:

Three and Six Months Ended June 30, 2012
Risk free interest rate	1.05%
Expected term (in years)	6.21
Volatility	53.34%
Expected dividend yield	0%

2012 RSU Activity

During the six months ended June 30, 2012, we issued 59,951 RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock at the date of grant of $33.27. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of two years on a straight-line basis.

The following table presents a summary of RSU activity on our common stock:

	RSUs Outstanding		Weighted Average Grant- Date Fair Value Per Share
	(In thousands	)
Unvested RSUs outstanding as of January 1, 2012	926		$21.32
Granted	60		33.27
Vested and released (1)	292		14.38
Cancelled	8		25.63

Unvested RSUs outstanding as of June 30, 2012 (2)	686		$24.53

(1)	Inclusive of 96,951 RSUs withheld to satisfy minimum tax withholding requirements.
(2)	Included in RSUs outstanding at June 30, 2012 are 400,000 RSUs awarded to one of our non-employee Directors, for which vesting is tied to achievement of performance targets and a requisite service period.

2012 Stock Warrant Activity

During the six months ended June 30, 2012, there were a total of 32,186,791warrants exercised which resulted in a total of 7,952,456 shares of our common stock being issued during that period, which included 31,641,337 warrants for which the exercise price was paid in cash at a weighted average price of $27.11. We received total exercise proceeds of $214.5 million related to these warrant exercises. In addition there were 545,454 cashless warrants exercised with a weighted average exercise price of $25.92 of which we did not receive any exercise proceeds. As of June 30, 2012, we had no outstanding warrants available which could be convertible to shares of our common stock.

A summary of the unrecognized compensation expense, net of estimated forfeitures and the weighted average period remaining at June 30, 2012 related to our non-vested stock options and RSU awards is presented below (in thousands, except per year information):

	Stock Options	RSUs
Unrecognized compensation expense (net of forfeitures)	$59,166	$6,138
Weighted average period remaining (in years)	3.4	1.7

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

Our effective tax rate for the three and six months ended June 30, 2012 was 30.7% and 31.5%, respectively. Our effective tax rate for the three and six months ended June 30, 2011 was 36.0% and 36.1%, respectively. For the three and six months ended June 30, 2012, the effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The change in the effective tax rate for 2012 compared to the 2011 rate was primarily due to an increase in earnings in jurisdictions outside the United States.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of June 30, 2012, accrued interest is $0.4 million, net of federal benefit, and no penalties have been accrued. We do not anticipate any material releases in the next twelve months.

We are subject to taxation in the United States and various States and foreign jurisdictions. As of June 30, 2012, the Company’s tax years for 2008, 2009, 2010 and 2011 are subject to examination by the tax authorities. The Company is currently under an IRS audit for 2009 and 2010, and has various ongoing state income tax audits. As of June 30, 2012 no material assessments have resulted from these audits.

NOTE 5: COMMITMENTS AND CONTINGENCIES

There have been no material changes to our commitments and contingencies since December 31, 2011. (Refer to “Note 10— Commitments and Contingencies,” in the Notes to our Consolidated and Combined Financial Statements in Item 8 of our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011.)

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Rules of the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that the Company and its subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

As of June 30, 2012 we are using a one-month interest period Eurocurrency Spread which is approximately 2.0% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal will be repayable in quarterly installments on the last day of each calendar quarter equal to 1.25%, with $10 million paid during the six months ended June 30, 2012. The payments for the year ending December 31, 2012 will be equal to 1.25% of the original principal amount and will be equal to 2.5% of the original principal amount in each year thereafter, with the balance due on the final maturity date.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. Immediately following the Spin-Off, $10 million was drawn down under the Revolving Credit Facility, which was repaid during the three months ended March 31, 2012.

Total outstanding borrowings under the Credit Agreement consist of the following (in thousands):

June 30, 2012
Short-Term Debt:
Revolving Credit Facility	$—
Term Loan	30,000

Total Short-Term Borrowings	$30,000

Long-Term Debt:
Term Loan	$360,000

Total Long-Term Borrowings	$360,000

The remaining future minimum principal payment obligations due under the Credit Agreement related to our Term Loan is as follows as of June 30, 2012 (in thousands):

Payment Amount
2012	$10,000
2013	$40,000
2014	$40,000
2015	$40,000
2016	$260,000

Total	$390,000

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

As of June 30, 2012 we believe we are in compliance with all of our debt covenants.

The full text of the Credit Agreement is incorporated by reference into our Annual Report on Form 10-K filed on March 15, 2012 for the year ending December 31, 2011 as Exhibit 4.2.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of June 30, 2012 and December 31, 2011, we had $24.4 million and $16.7 million of short term borrowings outstanding, respectively.

Certain of our Chinese subsidiaries are entered into a RMB 138,600,000 (approximately $22 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that has a current termination date of December 2012. We currently have $21.3 million of outstanding borrowings from this credit facility as of June 30, 2012. Our Chinese Credit Facility—BOA currently bears interest based at 110% of the People’s Bank of China’s base rate and was 6.44% as of June 30, 2012.

In addition, during April 2012, certain of our Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). We currently have $ 3.1 million of outstanding borrowings from this credit facility as of June 30, 2012. The current rate of interest we are paying on our outstanding borrowings from our Chinese Credit Facility—JPM is 6.31% at June 30, 2012.

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

The following table is a reconciliation of Adjusted EBITDA to operating income and net income for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA	$96,921	$92,487	$181,110	$174,494
Depreciation (1)	(4,715)	(4,514)	(8,996)	(8,616)

OIBA (2)	92,206	87,973	172,114	165,878
Amortization of intangible assets	(1,760)	(1,132)	(3,599)	(3,249)
Stock-based compensation	(6,768)	(1,968)	(11,460)	(4,442)
Spin-off costs	—	(1,054)	—	(1,054)

Operating income	83,678	83,819	157,055	157,133
Other interest (expense) income, net	(2,405)	217	(5,337)	315
Other, net	(4,539)	457	(3,843)	1,422
Provision for income taxes	(23,569)	(30,383)	(46,539)	(57,389)

Income before income taxes	53,165	54,110	101,336	101,481
Net income attributable to noncontrolling interest	(146)	(46)	(206)	(139)

Net income attributable to TripAdvisor, Inc.	$53,019	$54,064	$101,130	$101,342

(1)	Includes internal use software and website development.
(2)	Our primary operating metric prior to the Spin-Off for evaluating operating performance was OIBA, as reported on our Registration Statement. OIBA is defined as operating income plus: (1) amortization of intangible assets and any related impairment; (2) stock-based compensation expense; and (3) non-recurring expenses incurred to effect the Spin-Off during the year ended December 31, 2011. This operating metric is no longer being used by our management to measure operating performance and is only being shown above to illustrate the financial impact as we converted to a new operating metric post Spin-Off.

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share on most matters. Holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% percent of the total number of directors, rounded up to the next whole number, which is currently three directors. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of TripAdvisor the holders of both classes of common stock have equal rights to receive all the assets of TripAdvisor after the rights of the holders of the preferred stock have been satisfied.

As discussed in our Annual Report on Form 10-K filed March 15, 2012 (“Note 1— Organization and Basis of Presentation”), in connection with the Spin-Off a one-for-two reverse stock split of outstanding Expedia capital stock occurred immediately prior to the Spin-Off, which resulted in 120,661,020 shares of Common Stock and 12,799,999 shares of Class B common stock outstanding immediately following the Spin-Off.

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. At June 30, 2012, no preferred shares had been issued.

Share Repurchases

During the period January 1, 2012 through June 30, 2012, our Board of Directors did not authorize any share buyback program and we have not repurchased any shares of outstanding common stock.

Dividends

During the period January 1, 2012 through June 30, 2012, our Board of Directors did not declare any dividends on our outstanding common stock.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2012 and the year ended December 31, 2011 is comprised of accumulated foreign currency translation adjustments.

NOTE 9: CASH AND CASH EQUIVALENTS

Our cash and cash equivalents consist primarily of cash and liquid financial instruments, including money market funds, with maturities of 90 days or less when purchased.

Cash and cash equivalents by security type at June 30, 2012 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$409,120	$—	$—	$409,120
Money market funds—cash equivalent	69,121	—	—	69,121

Total	$478,241	$—	$—	$478,241

Cash and cash equivalents by security type at December 31, 2011 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$114,532	$—	$—	$114,532
Money market funds—cash equivalent	69,000	—	—	69,000

Total	$183,532	$—	$—	$183,532

NOTE 10: FAIR VALUE MEASUREMENTS

We measure assets and liabilities at fair value based on the expected exit price, which is the amount that would be received on the sale of an asset or amount paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

The following tables provide a summary of the fair value measurements of our assets as of June 30, 2012 and December 31, 2011:

(in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value at June 30, 2012
Money market funds—cash equivalent (1)	$69,121	$—	$—	$69,121

Total	$69,121	$—	$—	$69,121

(in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value at December 31, 2011
Money market funds—cash equivalent (1)	$69,000	$—	$—	$69,000

Total	$69,000	$—	$—	$69,000

(1)	Cash equivalents include money market investment accounts that hold excess liquid funds. The fair value measurement of these assets is based on quoted market prices in active markets and, therefore, is recorded at fair value on a recurring basis and classified as Level 1 assets.

We did not have any Level 2 or 3 assets for the period ended June 30, 2012 or December 31, 2011.

One of our acquisitions made during 2008 includes noncontrolling interests with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the subsidiary, at fair value or at adjusted fair values at our discretion, beginning in the fourth quarter of 2012. Fair value determinations are based on various internal valuation techniques, including market comparables and discounted cash flow projections and are considered a Level 3 liability at June 30, 2012 and December 31, 2011. Certain assumptions are used in determining fair value, including revenue growth rates and discount rates. Changes in these assumptions would impact the fair value. In addition, under certain circumstances the parties may be required to submit to arbitration in order to determine the final fair value of the noncontrolling interests. Changes in the fair value of the shares for which the minority holders may sell to us are recorded to the redeemable noncontrolling interest with charges or credits to additional paid in capital. Our redeemable noncontrolling interest is not material for all periods presented and is included in other current liabilities.

We currently invest excess cash balances primarily in cash deposits and money market investment accounts at major banks. The carrying amount of cash deposits, cash equivalents, trade receivables, related party receivables, prepaid expenses and other current assets, trade payables, accrued and other current liabilities and deferred revenue as reported on the unaudited consolidated and combined balance sheet as of June 30, 2012 and December 31, 2011, approximate their fair value because of the short maturity of those instruments. The carrying value of the borrowings outstanding on our Credit Agreement bear interest at a variable rate and are considered to approximate fair value.

NOTE 11: EARNINGS PER SHARE

As discussed in our Annual Report on Form 10-K filed March 15, 2012 (“Note 1— Organization and Basis of Presentation,”) in connection with the Spin-Off a one-for-two reverse stock split of outstanding Expedia capital stock occurred immediately prior to the Spin-Off, which resulted in 120,661,020 shares of common stock and 12,799,999 shares of Class B common stock outstanding immediately following the Spin-Off.

Basic Earnings Per Share

For the three and six months ended June 30, 2012, we computed basic earnings per share using the number of shares of common stock and Class B common stock outstanding as of December 31, 2011 plus the weighted average of any additional shares issued and outstanding during the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2011, we computed basic earnings per share using the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, as if such shares were outstanding for the entire period.

Diluted Earnings Per Share

For the three and six months ended June 30, 2012, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock outstanding at December 31, 2011, (ii) the weighted average of any additional shares issued and outstanding for the three and six months ended June 30, 2012, and (iii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of common equivalent shares related to stock options and stock warrants and the vesting of restricted stock units using the treasury stock method during the three and six months ended June 30, 2012, and (iv) if dilutive, performance based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

For the three and six months ended June 30, 2011, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, as no TripAdvisor equity awards were outstanding prior to the Spin-Off.

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating diluted earnings per share (in thousands, except for per share information):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to TripAdvisor	$53,019	$54,064	$101,130	$101,342
Denominator:
Weighted average shares used to compute Basic EPS	139,278	133,461	136,516	133,461
Weighted average effect of dilutive securities:
Stock options	1,394	—	1,263	—
RSUs	100	—	147	—
Stock warrants	965	—	1,021	—

Weighted average shares used to compute Diluted EPS	141,737	133,461	138,947	133,461

Basic EPS	$0.38	$0.41	$0.74	$0.76
Diluted EPS	$0.37	$0.41	$0.73	$0.76

The following potential common shares related to stock options and RSUs were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	3,901	—	2,861	—
RSUs (1)	—	—	30	—

Total	3,901	—	2,891	—

(1)	These totals do not include performance based RSUs representing the right to acquire 400,000 shares of common stock, for which all targets required to trigger vesting have not been achieved during the three and six months ended June 30, 2012; therefore, such awards were excluded from the calculation of weighted average shares used to compute diluted earnings per share for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 12: RELATED PARTY TRANSACTIONS

Expedia

Following the Spin-Off, TripAdvisor and Expedia are related parties since they are under common control. Revenue we derived from related party transactions with Expedia was $55.7 million and $107.3 million for the three and six months ended June 30, 2012 and was $59.2 million and $113.1 million for the three and six months ended June 30, 2011, respectively, which primarily consisted of click-based advertising and other advertising services provided to Expedia and its subsidiaries and is recorded at contract value, which we believe is a reasonable reflection of the value of the services provided. This related-party revenue represented 28.3% and 28.2% of our total revenue for the three and six months ended June 30, 2012 and for the three and six months ended June 30, 2011, related-party revenue represented 35.0% and 35.5% of our total revenue, respectively.

Our operating expenses for the three and six months ended June 30, 2011 included a related-party shared services fee of $2.0 million and $4.0 million, which was comprised of allocations from Expedia for accounting, legal, tax, corporate development, treasury, financial reporting, real estate management and included an allocation of employee compensation within these functions. This related-party shared service fee ended in connection with the Spin-Off. These allocations were determined on a basis that Expedia and we considered to be a reasonable reflection of the cost of services provided or the benefit received by us. These expenses were allocated based on a number of factors including headcount, estimated time spent and operating expenses. It was not practicable to determine the amounts of these expenses that would have been incurred had we operated as an unaffiliated entity. In the opinion of our management, the allocation method was reasonable.

Other related-party operating expenses which were included within Selling and Marketing expense were $1.8 million and $3.5 million for the three and six months ended June 30, 2012, respectively, which primarily consisted of marketing expense for exit windows. For the three and six months ended June 30, 2011, other related-party operating expenses which were included within Selling and Marketing expense were approximately $1.2 million and $2.0 million.

Our net related party receivable with Expedia and its subsidiaries reflected in our consolidated and combined balance sheets as of June 30, 2012 and December 31, 2011 were $40.2 million and $14.1 million, respectively. We received $7.0 million from Expedia during the first fiscal quarter of 2012, which was owed to us as a result of the subsequent reconciliation process allowed in the Separation Agreement related to the approximate $406 million distribution paid to Expedia immediately prior to the Spin-Off. This balance was included in our related party receivable balance at December 31, 2011.

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

The full texts of the Separation Agreement, the Tax Sharing Agreement, the Employee Matters Agreement, the Transition Services Agreement and the Master Advertising Agreement (CPC) are incorporated by reference into our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011 as Exhibits 2.1, 10.2, 10.3, 10.4 and 10.6 (10.6 filed in redacted form pursuant to confidential treatment request), respectively.

Liberty Interactive Corporation and Barry Diller

Mr. Diller, our Chairman of the Board of Directors and Senior Executive, through shares he owns beneficially as well as those subject to an irrevocable proxy granted by Liberty Interactive Corporation, or Liberty, controls approximately 57.1% of the combined voting power of the outstanding TripAdvisor capital stock as of June 30, 2012. As such, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from TripAdvisor, the irrevocable proxy would terminate and depending on the capitalization of TripAdvisor at such time, Liberty could effectively control the voting power of our capital stock. On May 3, 2012, Liberty Interactive Corporation, or Liberty, sold 8,450,000 shares of our common stock pursuant to Rule 144 under the Securities Act of 1933, as amended at an average per share price of $40.

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

Overview

We are the world’s largest online travel company, empowering users to plan and have the perfect trip. Our travel research platform aggregates reviews and opinions from our community about destinations, accommodations (including hotels, resorts, motels, B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. Our branded websites include tripadvisor.com in the United States and localized versions of the website in 29 other countries, including in China under the brand daodao.com. Our TripAdvisor branded websites globally received an average of more than 54 million monthly unique visitors for the quarter ended June 2012, according to comScore, and we have built a base of more than 32 million marketable members, which are members we have permission to email on a regular basis, and we feature over 75 million reviews and opinions. Beyond travel-related content, our websites also include links to the websites of our advertisers, including travel advertisers, allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we now manage and operate websites under 19 other travel brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector. On March 21, 2012, we announced the launch of a new travel brand, Tingo, the first hotel booking site that automatically rebooks hotel rooms at a lower price if the rate drops and then refunds the difference to the travelers’ credit cards when the traveler books a “Money Back” room.

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

•

Click-Based Advertising Revenue . Our largest source of revenue is click-based advertising, which includes our “check rates” feature as well as contextually-relevant branded and unbranded textlinks. Our click-based advertising partners are predominantly online travel agencies and direct suppliers in the hotel, airline and cruise product categories. The “check rates” feature enables users to compare pricing and availability for a particular hotel across different on-line travel agents’ and hotel partners’ booking engines and thereby delivers a highly-targeted audience deep into the booking paths of their websites. Click-based advertising is generally priced on a cost-per-click, or CPC, basis, with payments from advertisers based on the number of users who click on each type of link. Advertisers who increase their CPC rates generally get an increased number of clicks from their click-based advertising on our websites. Most of our click-based advertising contracts can be terminated by the advertisers at will or on short notice.

•

Display-Based Advertising Revenue . We also earn revenue from a variety of display-based advertising placements on our websites through which our advertising partners can promote their brands in a contextually-relevant manner. While our display-based advertising clients include direct suppliers in the hotel, airline and cruise categories and online travel agencies, we have also broadened our advertiser base to include destination marketing organizations, casinos, resorts and attractions, as well as advertisers from non-travel categories. We generally sell our display-based advertising on a cost per thousand impressions, or CPM, basis. Our display-based advertising products also include a number of custom-built products including the sponsorship of certain site features and functionality, as well as certain customized co-branded features.

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

Executive Summary

Our financial results are dependent on our ability to drive our click-based advertising revenue and continue to invest in areas of potential growth, including our social, mobile and global initiatives as well as our subscription-based businesses, which include vacation rentals and business listings, and our transaction –based businesses, which include SniqueAway and Tingo. We have leveraged our position as the largest online travel company to become a critical partner for online advertisers – including hotels, online travel agencies and other travel-related service providers – by providing our customers with access to our large audience of highly-qualified, highly-engaged users. The key drivers of our click-based advertising revenue are described below, as well as a summary of our key growth areas and the current trends impacting our business.

Key Drivers of Click-Based Advertising Revenue

For the three and six months ended June 30, 2012, respectively, 77% and 78% of our total revenue came from our core cost-per-click, or CPC, based lead generation product. For the three and six months ended June 30, 2011, respectively, 79% and 80% of our total revenue came from our core cost-per-click, or CPC, based lead generation product. Revenues derived from CPC based lead generation represented 79% of our total revenue for the year ending December 31, 2011. The key drivers of our click-based advertising revenue include the growth in hotel shoppers, user conversion and lead pricing. Total traffic growth, or growth in monthly visits from unique IP addresses is reflective of our overall brand growth. We continue to refine our ability to track and analyze sub-segments of traffic and its correlation to revenue generation and we believe that hotel shoppers is a more useful indicator of revenue growth. We use the term “hotel shoppers” to refer to users who view a listing of hotels in a city or visitors who view a specific hotel page.

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

Social. Our Wisdom of Friends initiative is a core component of our strategic growth plan; 76% of respondents to a recent Nielsen study cited “recommendations from people I know” as the information source that they trust most. We believe that having a strong social presence drives traffic to and engagement on our sites and improves the sites’ “stickiness” amongst the users. As a result, we continue to deepen our integration with Facebook’s Friend Graph. As of June 30, 2012, and according to AppData, an independent application tracking traffic service, TripAdvisor has reached 32 million Facebook users via it’s TripAdvisor Facebook application id. We offer these Facebook users a personalized and social travel planning experience that enables travelers to engage first with their own Facebook friends’ reviews and opinions when planning their perfect trip on TripAdvisor.

Mobile. Mobile is an investment area that is geared towards creating a more complete user experience by reinforcing the TripAdvisor brand when users are in-market. In the year ended December 31, 2011, we saw strong user uptake, reaching an aggregate of 13 million mobile downloads and approximately 16 million monthly unique users, as measured by our own log files, and as of June 30, 2012, we reached over 22 million mobile downloads of our TripAdvisor, City Guides, and SeatGuru apps and over 27 million monthly unique users. We believe that mobile devices, including smartphones and tablet devices, are increasingly used when travelers begin to plan trips. In order to capture an increasing percentage of these users, we have designed our mobile product to be user-friendly and have chosen not to monetize that platform to its full potential at this time. We expect the long-term benefits of a more engaged mobile audience to outweigh the short-term revenue that we could generate from, for example, an increased number of advertisements.

Vacation Rentals. This product addresses a highly-fragmented $85 billion per-year industry, according to a 2010 Radius Global Market study. Historically, we have built our supply content through acquisitions, namely our U.S.-based FlipKey and U.K.-based Holiday Lettings businesses, but during the fourth quarter of 2011 we announced partnerships aimed at increasing our supply content. We believe that our nearly 200,000 properties, as of December 31, 2011, and our highly-engaged and motivated community, position us extremely well for success.

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

Increasing Use of Internet and Social Media to Access Travel Information. Commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets. We believe that this trend will create strategic growth opportunities, allowing us to attract new consumers and develop unique and effective advertising solutions. Consumers are increasingly using online social media, such as Facebook, as a means to communicate and exchange information, including travel information and opinions. We have made significant efforts related to social networking in order to leverage the expanding use of this channel and enhance traffic diversification and user engagement.

Increasing Mobile Usage. Consumers are increasingly using mobile and tablet computing devices to access the Internet. To address these demands, we continue to extend the platform to develop mobile and tablet applications to allow greater access to our travel information and resources. Although the substantial majority of our mobile users also access and engage with our websites on personal computers where we display advertising, our users could decide to increasingly access our products primarily through mobile devices. Historically we have not displayed graphic advertising on smartphones and our mobile monetization strategies are still developing. Improvement of our mobile offerings is a key company priority which we believe is critical to help us maintain and grow our user base and engagement over the long term and we will continue to invest and innovate in this growing platform.

Click-Based Advertising Revenue. In recent years, the majority of our revenue growth resulted from higher click-based advertising revenue due to increased traffic on our websites, an increase in the volume of clicks on advertisers’ placements, and, in 2011, an increase in the average CPC price. Although click-based advertising revenue growth has generally been driven by traffic volume, we remain focused on the various factors that could impact revenue growth, including, but not limited to, the growth in hotel shoppers, CPC pricing fluctuations, the overall economy, the ability of advertisers to monetize our traffic, the quality and mix of traffic to our websites, and the quality and mix of traffic from our advertising placements to advertisers, as well as advertisers’ evolving approach to transaction attribution models and return on investment targets. We monitor and regularly respond to changes in these factors in order to strategically improve our user experience, customer satisfaction and monetization in this dynamic environment.

Global Economic Conditions. In late 2008 and throughout 2009, weak global economic conditions created uncertainty for travelers and suppliers, and put pressure on discretionary spending on travel and advertising. As a result, our revenue growth slowed in 2009, with a corresponding pull back in sales and marketing and a reduction in general and administrative expenses. Since 2010 the travel industry has been gradually improving. However, global economic conditions remain uncertain, and in particular, we anticipate travel expenditures in Europe to continue to be adversely effected by the economic issues overseas.

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

•

Investment in Technology. We believe that our ability to continue to innovate by providing additional functionality to our main Internet sites, while at the same time extending that functionality to various platforms such as mobile and tablets, will enable us to continue providing an industry-leading user experience. We have a strong culture of speed-to-market with our innovations. By innovating and releasing updates quickly, we believe that we can continue to grow our site visitors and over 75 million reviews and opinions, increase revenue and effectively compete with our competitors.

•

New Social Sharing Tools. We intend to continue to expand our social integration and member acquisition efforts with social media, including Facebook, Twitter and other social sharing platforms. We believe that this integration will be critical to continuing to grow and maintain engagement with our user base and increase our content. For example, by tapping into Facebook’s rich social data, TripAdvisor connects users to their friends and shares helpful content about where their friends have traveled and where they would like to visit in the future. While on the TripAdvisor website, friends can discuss their travel plans and recommendations and build out personal profiles of places they have been.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see “Note 2— Significant Accounting Policies,” in the notes to the consolidated and combined financial statements on this Quarterly Report on Form 10-Q. We are an “issuer” (as defined in Section 2(a) of the Sarbanes-Oxley Act of 2002), and, as such, are required to comply with all new and revised accounting standards applicable to public companies.

Results of Operations

Selected Financial Data

(in thousands, except per share data)

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Revenue	$141,408	$110,043	29%	$273,535	$205,321	33%
Related-party revenue from Expedia	55,740	59,199	(6)%	107,328	113,143	(5)%

Total revenue	197,148	169,242	16%	380,863	318,464	20%
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	2,926	2,735	7%	5,660	4,966	14%
Selling and marketing(2)	64,243	52,685	22%	131,632	96,880	36%
Technology and content(2)	21,574	13,379	61%	39,415	26,468	49%
General and administrative(2)	18,252	7,944	130%	34,506	16,138	114%
Related-party shared services fee to Expedia	—	1,980	(100%)	—	3,960	(100%)
Depreciation	4,715	4,514	4%	8,996	8,616	4%
Amortization of intangible assets	1,760	1,132	55%	3,599	3,249	11%
Spin-off costs	—	1,054	(100%)	—	1,054	(100%)

Total costs and expenses	113,470	85,423	33%	223,808	161,331	39%

Operating income	83,678	83,819	—%	157,055	157,133	—%
Other income (expense):
Other interest (expense) income, net	(2,405)	217	(1,208%)	(5,337)	315	(1,794%)
Other, net	(4,539)	457	(1,093%)	(3,843)	1,422	(370%)

Total other (expense) income, net	(6,944)	674	(1,130%)	(9,180)	1,737	(628%)

Income before income taxes	76,734	84,493	(9%)	147,875	158,870	(7%)
Provision for income taxes	(23,569)	(30,383)	(22%)	(46,539)	(57,389)	(19%)

Net income	53,165	54,110	(2%)	101,336	101,481	—%
Net income attributable to noncontrolling interest	(146)	(46)	217%	(206)	(139)	48%

Net income attributable to TripAdvisor, Inc.	53,019	54,064	(2%)	101,130	101,342	—%

Earnings Per Share attributable to TripAdvisor, Inc.
Basic	$0.38	$0.41	(7%)	$0.74	$0.76	(3%)
Diluted	0.37	0.41	(10%)	0.73	0.76	(4%)
Weighted Average Common Shares Outstanding:
Basic	139,278	133,461	4%	136,516	133,461	2%
Diluted	141,737	133,461	6%	138,947	133,461	4%
Other Financial Data:
Adjusted EBITDA (3)	$96,921	$92,487	5%	$181,110	$174,494	4%
(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$182	$163		$364	$325
Amortization of website development costs included in depreciation	2,979	3,029		5,692	5,723

	$3,161	$3,192		$6,056	$6,048
(2) Includes stock-based compensation as follows:
Selling and marketing	$923	$589		$2,001	$1,394
Technology and content	2,426	639		3,938	1,527
General and administrative	3,419	740		5,521	1,521

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

The following table is a reconciliation of Adjusted EBITDA to operating income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA	$96,921	$92,487	$181,110	$174,494
Depreciation (1)	(4,715)	(4,514)	(8,996)	(8,616)

OIBA (2)	92,206	87,973	172,114	165,878
Amortization of intangible assets	(1,760)	(1,132)	(3,599)	(3,249)
Stock-based compensation	(6,768)	(1,968)	(11,460)	(4,442)
Spin-off costs	—	(1,054)	—	(1,054)

Operating income	$83,678	$83,819	$157,055	$157,133

(1)	Includes internal use software and website development.
(2)	Our primary operating metric prior to the Spin-Off for evaluating operating performance was Operating Income Before Amortization, or OIBA, as reported on our Form S-4 filed with the SEC on November 1, 2011. OIBA is defined as operating income plus: (1) amortization of intangible assets and any related impairment; (2) stock-based compensation expense; and (3) non-recurring expenses incurred to effect the Spin-Off during the year ended December 31, 2011. This operating metric is no longer being used by our management to measure operating performance and is only being shown above to illustrate the financial impact of our conversion to a new operating metric post Spin-Off.

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

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands)
Depreciation	$4,514	$8,616
Technology and content	(3,679)	(6,969)
General and administrative	(835)	(1,647)

	$—	$—

Revenue

We derive substantially all of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue through a combination of subscription-based offerings, transaction revenue from our flash sale website, SniqueAway, our recently-launched hotel booking site, Tingo, and other revenue including content licensing.

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Click-based advertising	$151	$134	13%	$296	$254	16%
Display-based advertising	27	23	14%	48	42	15%
Subscription, transaction and other	19	12	59%	37	22	63%

Total revenue	$197	$169	16%	$381	$318	20%

Revenue increased $28 million or 16%, and $62 million or 20%, during the three and six months ended June 30, 2012, respectively, when compared to the same period in 2011, primarily due to an increase in click-based advertising revenue of $17 million or 13%, and $42 million or 16%, respectively. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers during the three and six months ended June 30, 2012 when compared to the same period in 2011, of approximately 30% and over 30%, respectively, partially offset during the three and six months ended June 30, 2012 by lower clicks per hotel shopper due to our site redesign in the third quarter of 2011 and lower revenue per click. Subscription, transaction and other revenue increased by $7 million or 59%, and $15 million or 63%, in the three and six months ended June 30, 2012, respectively, primarily due to growth in Business Listings.

In addition to the above product revenue discussion, related-party revenue from Expedia, which consists primarily of click-based advertising, is as follows:

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Related party revenue from Expedia	$56	$59	(6)%	$107	$113	(5)%
% of revenue	28.3%	35.0%		28.2%	35.5%

TripAdvisor and Expedia entered into certain commercial arrangements in connection with the Spin-Off. The arrangements generally have terms one to three years and are described in “Note 9— Related Party Transactions “ in the notes to our consolidated and combined financial statements in our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011. In connection with the Spin-Off, Expedia expected to lower its CPC pricing by 10-15%. This change was rolled out throughout the fourth quarter of 2011, and trended towards the upper end of the expected discount range. We expect the decrease in CPC pricing paid by Expedia to continue to negatively impact total revenue for the year ended 2012 by approximately 5%.

Cost of Revenue

Cost of revenue consists of expenses that are closely correlated or directly related to revenue generation, including ad serving fees, flight search fees, credit card fees and data center costs.

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Cost of revenue	$3	$3	7%	$6	$5	14%
% of revenue	1.5%	1.6%		1.5%	1.6%

Cost of revenue remained relatively unchanged during the three months ended June 30, 2012 when compared to the same period in 2011. Cost of revenue increased $1 million or 14.0% during the six months ended June 30, 2012 when compared to the same period in 2011, primarily due to increased ad serving fees and increased credit card merchant fees.

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

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Direct costs	$42	$34	24%	$89	$61	46%
Personnel and overhead	22	19	18%	43	36	19%

Total selling and marketing	$64	$53	22%	$132	$97	36%

% of revenue	32.6%	31.1%		34.6%	30.4%

Direct selling and marketing costs increased $8 million or 24%, and $28 million or 46%, during the three and six months ended June 30, 2012 when compared to the same period in 2011, primarily due to increased search engine marketing costs, brand advertising costs and investments in social media costs. We increased our spending on social media in the three and six months ended June 30, 2012 compared to the same period in 2011, in order to increase social engagement `on our websites. Personnel and overhead costs increased $3 million or 18%, and $7 million or 19%, during the three and six months ended June 30, 2012 when compared to the same period in 2011, primarily due to an increase in headcount to support business growth, including international expansion.

Technology and Content

Technology and content expenses consist of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing and maintenance of our website. Other costs include licensing and maintenance expense.

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$20	$12	68%	$36	$23	53%
Other	2	1	3%	3	3	15%

Total technology and content	$22	$13	61%	$39	$26	49%

% of revenue	10.9%	7.9%		10.3%	8.3%

Technology and content costs increased $9 million or 61%, and $13 million or 49%, during the three and six months ended June 30, 2012 when compared to the same periods in 2011, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion, enhanced site features and mobile initiatives, as well as an increase in stock based compensation.

As discussed in our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011, all depreciation costs of technology assets, including web servers and purchased and capitalized website and development activities for all prior periods have been reclassified to depreciation expense on our consolidated and combined statement of operations.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead costs, including executive leadership, finance, legal and human resource functions and stock-based compensation as well as professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense and our charitable foundation costs.

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$12	$6	93%	$23	$13	78%
Professional service fees and other	6	2	262%	12	3	253%

Total general and administrative	$18	$8	130%	$35	$16	114%

% of revenue	9.3%	4.7%		9.1%	5.1%

General and administrative costs increased $10 million or 130%, and $19 million or 114%, during the three and six months ended June 30, 2012, when compared to the same periods in 2011, primarily due to increased personnel costs related to an increase in stock based compensation, as well as increased headcount as a result of the Spin-Off and to support business growth, as well as additional professional service fees in order to support our operations as a standalone public company. In addition, in connection with the Spin-Off, we assumed Expedia’s obligation to fund a charitable foundation. Our expense related to the funding of this charitable foundation was $2 million and $4 million for the three and six months ended, respectively, as of June 30, 2012.

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

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Related-party shared services fee	$—	$2	(100)%	$—	$4	(100)%
% of revenue	—%	1.2%		—%	1.2%

Related-party shared services fee costs incurred for the use of Expedia shared services ceased in connection with the Spin-Off. Refer to “Note 12— Related Party Transactions” in this Quarterly Report on Form 10-Q for further information on our relationship with Expedia.

Depreciation

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Depreciation	$5	$5	4%	$9	$9	4%
% of revenue	2.4%	2.7%		2.4%	2.7%

There was no significant change in depreciation expense for the three and six months ended June 30, 2012 compared to the same periods in 2011.

Amortization of Intangible Assets

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$2	$1	55%	$4	$3	11%
% of revenue	0.9%	0.6%		1.0%	1.0%

Amortization of intangible assets increased slightly during the three and six months ended June 30, 2012 when compared to the same periods in 2011, primarily due to a decrease in the estimated amount of contingent purchase consideration in the three months ended June 30, 2011 related to the acquisition of Holiday Lettings in June 2010.

Operating Income

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Operating income	$84	$84	—%	$157	$157	—%
% of revenue	42.4%	49.5%		41.2%	49.3%

Operating income decreased slightly for the three and six months ended June 30, 2012 when compared to the same periods in 2011, primarily due to an increase in revenue of $28 million or 16%, and 62 million or 20%, respectively, which was offset by a corresponding increase to operating expenses of $28 million or 33%, and $62 million or 39%, respectively, particularly in personnel costs to support business growth and operations as a standalone public company, as well as stock based compensation, and traffic acquisition costs to drive higher revenue.

Other Interest ( Expense )Income, Net

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Other interest (expense) income, net	$(2)	$—	(1,208%)	$(5)	$—	(1,794%)
% of revenue	(1.2)%	—%		(1.4)%	—%

Other interest expense, increased $2 million and $5 million during the three and six months ended June 30, 2012 when compared to the same periods in 2011, primarily due to interest expense on our term loan and revolving credit facilities.

Other, Net

Other, net is primarily comprised of net foreign exchange gains and losses for the periods presented.

Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$24	$30	(22)%	$47	$57	(19)%
Effective tax rate	30.7%	36.0%		31.5%	36.1%

For the three and six months ended June 30, 2012, the effective tax rate is less than the federal statutory tax rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The change in the effective tax rate for 2012 compared to the 2011 rate was primarily due to an increase in earnings in jurisdictions outside the United States.

Financial Position, Liquidity and Capital Resources

For the six months ended June 30, 2012 we had $478 million of cash and cash equivalents, and at December 31, 2011 we had $184 million of cash and cash equivalents. The cash and cash equivalent balances consisted of cash and a money market account held in the United Kingdom ($193 million and $165 million for the period ended June 30, 2012 and December 31, 2011, respectively) related to earnings we intend to reinvest permanently outside the United States. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $312 million as of June 30, 2012. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Cash held is primarily denominated in U.S. dollars and British pound sterling.

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

Our cash flows are as follows (in millions):

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$91	$114
Investing activities	$(6)	$(105)
Financing activities	$212	$9

Operating Activities

For the six months ended June 30, 2012, net cash provided by operating activities decreased by $23 million or 20% when compared to the same period in 2011, primarily due to a decrease in working capital movements which is driven by related party activity with Expedia of $34 million subsequent to the Spin-Off being classified in operating activities as compared to investing activities in the prior year.

Investing Activities

For the six months ended June 30, 2012, net cash provided by investing activities increased by $99 million when compared to the same period in 2011 primarily due to lower net cash transfers to Expedia related to business operations of $90 million which occurred regularly up through the Spin-Off. In addition, we received $7 million during the six months ended June 30, 2012, from Expedia which was owed to us.

Financing Activities

For the six months ended June 30, 2012, net cash provided by financing activities increased by $203 million when compared to the same period in 2011 primarily due to proceeds from the exercise of our stock options and warrants of $223 million, net of payment of minimum withholding taxes related to the vesting of our RSUs of $3 million during the six months ended June 30, 2012. This was partially offset by $10 million in year to date principal payments on our term loan and a $10 million repayment of our outstanding borrowing on our Revolving Credit Facility for the six months ended June 30, 2012. In addition, during the six months ended June 30, 2011, we received $5 million of funding from Expedia related to an external acquisition, which did not reoccur in 2012.

Commitments and Contingencies and Off-Balance Sheet Arrangements

There have been no material changes to our commitments and contingencies and off-balance sheet arrangements since December 31, 2011. (See “Commitments, Contingencies and Off-Balance Sheet Arrangements” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011.) Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of June 30, 2012 or December 31, 2011.

Related Party Transactions

Liberty Interactive Corporation and Barry Diller

Mr. Diller, our Chairman of the Board of Directors and Senior Executive, through shares he owns beneficially as well as those subject to an irrevocable proxy granted by Liberty Interactive Corporation, or Liberty, controls approximately 57.1% of the combined voting power of the outstanding TripAdvisor capital stock as of June 30, 2012. As such, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from TripAdvisor, the irrevocable proxy would terminate and depending on the capitalization of TripAdvisor at such time, Liberty could effectively control the voting power of our capital stock. On May 3, 2012, Liberty Interactive Corporation, or Liberty, sold 8,450,000 shares of our common stock pursuant to Rule 144 under the Securities Act of 1933, as amended at an average per share price of $40.

Refer to “Note 12— Related Party Transactions” above for further information on related party transactions.

Stock-Based Compensation

We adopted the TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan, or the 2011 Incentive Plan, as of December 21, 2011, under which we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to our directors, officers, employees and consultants. Refer to “Note 3— Stock Based Awards and Other Equity Instruments” above for further information on the 2011 Incentive Plan.

Stock Option Activity

The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Stock options granted during the first six months of 2012 have had a term of ten years from the date of grant and vest over a four-year period.

During the three and six months ended June 30, 2012, we have issued 2,995,725 stock options under the 2011 Incentive Plan with a grant-date fair value per option of $20.51. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of four years on a straight-line basis. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

The estimated fair value of the options granted under the 2011 Incentive Plan was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards, which includes the risk-free rate of return, volatility, expected term and expected dividend yield.

Our risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. We estimated the volatility of our common stock by using an average of historical stock price volatility of publicly traded companies that we consider peers based on daily price observations over a period equivalent or approximate to the expected term of the stock option grants. The decision to use a weighted average volatility factor of a peer group was based upon the relatively short period of availability of data on our common stock. We estimated our expected term using the simplified method for all stock options as we do not have sufficient historical exercise data on our common stock. Our expected dividend yield is zero, as we have not paid and do not anticipate paying dividends on our common stock in the foreseeable future.

Stock Warrant Activity

During the six months ended June 30, 2012, there were a total of 32,186,791 warrants exercised which resulted in a total of 7,952,456 shares of our common stock being issued during that period, which included 31,641,337 warrants for which the exercise price was paid in cash at a weighted average price of $27.11. We received total exercise proceeds of $214.5 million related to these warrant exercises. In addition there were 545,454 cashless warrants exercised with a weighted average exercise price of $25.92 of which we did not receive any exercise proceeds. As of June 30, 2012, we had no outstanding warrants available which could be convertible to shares of our common stock.

Refer to “Note 3— Stock Based Awards and Other Equity Instruments” above for further information on current year equity award activity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material change in our market risk during the three and six months ended June 30, 2012. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Rules of the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that TripAdvisor and our subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 which could materially affect our business, financial condition or future results. During the quarter ended June 30, 2012, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2012, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
31.1	Certification of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2012, formatted in XBRL: (i) Unaudited Consolidated and Combined Statements of Operations, (ii) Unaudited Consolidated and Combined Statements of Comprehensive Income, (iii) Unaudited Consolidated Balance Sheets, (iv) Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Consolidated and Combined Statements of Cash Flows, and (vi) Unaudited Notes to Consolidated and Combined Financial Statements, tagged as blocks of text.

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.

By:	/s/ JULIE M.B. BRADLEY
Julie M.B. Bradley
Chief Financial Officer

July 26, 2012