Form 10-Q
period 2012-09-30
TripAdvisor, Inc.
filed 2012-11-05
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at October 30, 2012
Common Stock, $0.001 par value per share	129,543,981 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended September 30, 2012

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$155,835	$120,384	$429,370	$325,705
Related-party revenue from Expedia	56,875	60,417	164,203	173,560

Total revenue	212,710	180,801	593,573	499,265
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	2,876	3,227	8,536	8,193
Selling and marketing(2)	67,647	60,349	199,279	157,229
Technology and content(2)	23,535	14,748	62,950	41,216
General and administrative(2)	20,056	9,194	54,562	25,332
Related-party shared services fee to Expedia	—	1,980	—	5,940
Depreciation	5,037	4,630	14,033	13,246
Amortization of intangible assets	1,310	2,394	4,909	5,643
Spin-off costs	—	2,211	—	3,265

Total costs and expenses	120,461	98,733	344,269	260,064

Operating income	92,249	82,068	249,304	239,201
Other income (expense):
Interest (expense) income, net	(2,806)	212	(8,143)	527
Other, net	1,367	(2,802)	(2,476)	(1,380)

Total other expense, net	(1,439)	(2,590)	(10,619)	(853)

Income before income taxes	90,810	79,478	238,685	238,348
Provision for income taxes	(31,275)	(25,185)	(77,814)	(82,574)

Net income	59,535	54,293	160,871	155,774
Net (income) loss attributable to noncontrolling interests	(175)	21	(381)	(118)

Net income attributable to TripAdvisor, Inc.	$59,360	$54,314	$160,490	$155,656

Earnings Per Share attributable to TripAdvisor, Inc.:
Basic	$0.42	$0.41	$1.16	$1.17
Diluted	0.41	0.41	1.14	1.17
Weighted Average Common Shares Outstanding:
Basic	142,342	133,461	138,458	133,461
Diluted	143,657	133,461	140,517	133,461
(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$183	$71	$547	$396
Amortization of website development costs included in depreciation	3,231	3,197	8,923	8,920

	$3,414	$3,268	$9,470	$9,316
(2) Includes stock-based compensation as follows:
Selling and marketing	$1,184	$568	$3,185	$1,962
Technology and content	3,187	750	7,125	2,277
General and administrative	4,092	719	9,613	2,240

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$59,535	$54,293	$160,871	$155,774
Other comprehensive income(loss):
Foreign currency translation adjustments	1,724	(1,203)	1,955	(545)

Comprehensive income	61,259	53,090	162,826	155,229
Less: Comprehensive (income) loss attributable to noncontrolling interests	(175)	21	(381)	(118)

Comprehensive income attributable to TripAdvisor, Inc.	$61,084	$53,111	$162,445	$155,111

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$548,372	$183,532
Accounts receivable, net of allowance of $2,482 and $5,370 at September 30, 2012 and December 31, 2011, respectively	103,080	67,936
Receivable from Expedia, net	32,549	14,081
Deferred income taxes, net	6,648	6,494
Prepaid expenses and other current assets	8,934	6,279

Total current assets	699,583	278,322
Long-term assets:
Property and equipment, net	41,133	34,754
Other long-term assets	10,483	11,888
Intangible assets, net	39,399	44,030
Goodwill	468,685	466,892

Total long-term assets	559,700	557,564

TOTAL ASSETS	$1,259,283	$835,886

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,421	$12,097
Deferred revenue	30,014	19,395
Credit facility borrowings	29,483	26,734
Borrowings, current	35,000	20,000
Taxes payable	14,945	17,229
Accrued expenses and other current liabilities	47,662	31,075

Total current liabilities	177,525	126,530
Long-term liabilities:
Deferred income taxes, net	13,399	16,004
Other long-term liabilities	15,070	15,952
Borrowings, net of current portion	350,000	380,000

Total long-term liabilities	378,469	411,956

Total Liabilities	555,994	538,486

Redeemable noncontrolling interest (See Note 12)	14,645	3,863

Commitments and Contingencies (See Note 5)
Stockholders’ equity:
Preferred stock $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock $0.001 par value	130	121
Authorized shares: 1,600,000,000
Shares issued and outstanding: 129,560,833 and 120,661,808
Class B common stock $0.001 par value	13	13
Authorized shares 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	526,397	293,744
Retained earnings	162,859	2,369
Accumulated other comprehensive loss	(755)	(2,710)

Total stockholders’ equity	688,644	293,537

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,259,283	$835,886

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands, except share data)

	Common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	120,661,808	$121	12,799,999	$13	$293,744	$2,369	$(2,710)	$293,537

Net income attributable to TripAdvisor, Inc.						160,490		160,490
Currency translation adjustments							1,955	1,955
Tax benefits on equity awards					2,393			2,393
Issuance of common stock related to exercise of options and warrants and vesting of RSUs	8,899,025	9			226,242			226,251
Minimum withholding tax on vesting of RSUs					(3,689)			(3,689)
Adjustment to the fair value of redeemable noncontrolling interest					(7,951)			(7,951)
Reclassification of non-employee equity awards to liability					(1,174)			(1,174)
Stock-based compensation expense					16,888			16,888
Other					(56)			(56)

Balance as of September 30, 2012	129,560,833	$130	12,799,999	$13	$526,397	$162,859	$(755)	$688,644

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net income	$160,871	$155,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	14,033	13,246
Stock-based compensation	19,923	6,479
Amortization of intangible assets	4,909	5,643
Amortization of deferred financing costs	683	—
Deferred tax benefit	413	(174)
Excess tax benefits from stock-based compensation	(2,189)	(1,651)
Provision for doubtful accounts	(1,584)	601
Foreign exchange (gain) loss on cash and cash equivalents, net	1,779	(16)
Other	21	215
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(32,461)	(21,480)
Related parties	(25,500)	—
Prepaid expenses and other current assets	(1,885)	(1,774)
Accounts payable	8,877	18,214
Taxes payable	(4,534)	6,608
Accrued expenses and other current liabilities	14,190	2,935
Deferred revenue	10,383	7,101

Net cash provided by operating activities	167,929	191,721
Investing activities:
Acquisitions, net of cash acquired	—	(7,894)
Capital expenditures, including internal-use software and website development	(20,587)	(16,029)
Distribution proceeds from Expedia related to Spin-Off	7,028	—
Transfers to Expedia, net	—	(104,013)
Maturity of short-term investments	—	20,356

Net cash used in investing activities	(13,559)	(107,580)
Financing activities:
Acquisitions funded by Expedia	—	5,135
Proceeds from credit facilities	12,798	4,321
Payments on credit facilities	(10,000)	—
Principal payments on long-term debt	(15,000)	—
Proceeds from exercise of stock options and warrants	226,251	—
Payment of minimum withholding taxes on RSU vesting	(3,689)	—
Excess tax benefits from stock-based compensation	2,189	1,651

Net cash provided by financing activities	212,549	11,107
Effect of exchange rate changes on cash and cash equivalents	(2,079)	(1)

Net increase in cash and cash equivalents	364,840	95,247
Cash and cash equivalents at beginning of year	183,532	93,133

Cash and cash equivalents at end of period	$548,372	$188,380

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

Reclassifications

We have reclassified certain amounts related to our prior period results to conform to our current period presentation, specifically depreciation expense on the consolidated and combined statements of operations and our redeemable noncontrolling interest on the consolidated balance sheets.

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

	Three months ended September 30, 2011	Nine months ended September 30, 2011
	(In thousands)
Depreciation	$4,630	$13,246
Technology and content	(3,658)	(10,627)
General and administrative	(972)	(2,619)

	$—	$—

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Accounting Policy Updates

In the third quarter of 2012, we updated our accounting policy for Cash Equivalents and Marketable Securities which incorporates changes to our investment management policy as to how we may invest our cash on a prospective basis. In addition, during the third quarter of 2012, we established a policy for accounting for derivative financial instruments as we initiated using derivative financial instruments to manage our foreign currency exchange rate risk. Neither of these policy changes impacted consolidated and combined financial statements or related disclosures for any prior period.

Cash Equivalents and Marketable Securities

Our cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. Our marketable debt and equity securities have been classified and accounted for as available-for-sale. We determine the appropriate classification of our investments at the time of purchase and reevaluate the designations at each balance sheet date. We invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer, industry group and currency. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and providing liquidity of investments sufficient to meet our operating and capital spending requirements and debt repayments.

We will classify our marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date and as to whether and when we intend to sell a particular security prior to its maturity date. Marketable debt securities with maturities of 12 months or less will be classified as short-term and marketable debt securities with maturities greater than 12 months will generally be classified as long-term. We classify our marketable equity securities, limited to money market funds and mutual funds, as either short-term or long-term based on the nature of each security and its availability for use in current operations. Our marketable debt and equity securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity. Fair values are determined for each individual security in the investment portfolio.

The cost of securities sold is based upon the specific identification method. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and liquidity and duration management. The weighted average maturity of our total invested cash shall not exceed 12 months, and no security shall have a final maturity date greater than three years.

When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

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

Derivative Financial Instruments

Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We account for our derivative instruments as either assets or liabilities and carry them at fair value.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (“AOCI”) in shareholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in income. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, both the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. For forward exchange contracts designated as net investment hedges, we exclude changes in fair value relating to changes in the forward carry component from its definition of effectiveness. Accordingly, any gains or losses related to this component are recognized in current income. We have not entered into any cash flow, fair value or net investment hedges to date as of September 30, 2012.

Derivatives that do not qualify as hedges must be adjusted to fair value through current income. In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our derivative instruments or forward contracts that were entered into and are not designated as hedges as of September 30, 2012 are disclosed below in Note 3, Financial Instruments. Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Other (income) expense (“Other, net”) on our unaudited consolidated and combined statement of operations. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not expected to be significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year.

Recently Adopted Accounting Pronouncements

Testing Goodwill for Impairment

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

Presentation of Other Comprehensive Income

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

New Accounting Pronouncements Not Yet Adopted

Testing Indefinite-lived Intangibles for Impairment

In July 2012, the FASB issued ASU 2012-02, which amends ASC Topic 350, “Intangibles—Goodwill and Other.” The guidance amends the impairment test for indefinite lived intangible assets other than goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that an indefinite lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite lived intangible asset. This guidance is effective for interim and annual periods beginning after September 15, 2012, however, we have decided to early adopt and make it effective for our 2012 impairment review, which will take place in the fourth quarter. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated and combined financial statements.

Disclosure about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, which amends ASC Subtopic 210-20, “Offsetting.” The guidance requires enhanced disclosures with improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current guidance. This guidance is effective for interim and annual periods beginning after January 1, 2013. The guidance is limited to the form and content of disclosures, and we do not anticipate that the adoption of this guidance will have an impact on our consolidated and combined financial statements.

For additional information about our critical accounting policies and estimates, refer to “Note 2— Significant Accounting Policies,” included in our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011.

NOTE 3: FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The following tables show our cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$279,225	$—	$—	$279,225	$279,225
Level 1:
Money market funds	269,147	—	—	269,147	269,147

Total	$548,372	$—	$—	$548,372	$548,372

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$114,532	$—	$—	$114,532	$114,532
Level 1:
Money market funds	69,000	—	—	69,000	69,000

Total	$183,532	$—	$—	$183,532	$183,532

We have classified our cash equivalents within Level 1 as we have valued our cash equivalents using quoted market prices. There were no sales of our cash equivalents for the three and nine months ended September 30, 2012 and 2011, respectively.

Derivative Financial Instruments

In the normal course of business, we are exposed to the impact of foreign currency fluctuations, which we mitigate through the use of derivative instruments. Accordingly, we have entered into forward contracts to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. We do not use derivatives for trading or speculative purposes. In accordance with current accounting guidance on derivative instruments and hedging activities, we record all our derivative instruments as either an asset or liability measured at their fair value.

Our current forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries. We recorded a loss in other income (expense) (“Other, net”), of $0.3 million for the three and nine months ended September 30, 2012. No derivative instruments were entered into or settled during the three and nine months ended September 30, 2011 and no derivative instruments were settled during the three and nine months ended September 30, 2012.

The following table shows the fair value and notional principal amounts of our outstanding or unsettled derivative instruments that are not designated as hedging instruments:

		September 30, 2012
	Balance Sheet Caption	Fair Value of Derivative (2)		U.S. Dollar Notional
($ in thousands)		Asset	Liability
Foreign exchange- forward contracts (current)	Accrued and other current liabilities (1)	$—	$$305	$(18,330)

(1)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates. Our current derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. Dollar.
(2)	The fair value of our derivative liability is measured using Level 2 fair value inputs.

No derivative instruments were entered into during the year ended December 31, 2011.

Concentration of Credit Risk

Counterparties to currency exchange derivatives consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, related party receivables, trade payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on the unaudited consolidated and combined balance sheet as of September 30, 2012 and December 31, 2011. The carrying value of the long-term borrowings outstanding on our Credit Agreement bear interest at a variable rate and therefore is also considered to approximate fair value.

One of our acquisitions made during 2008 includes noncontrolling interests with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the subsidiary, at fair value or at adjusted fair values at our discretion, beginning in the fourth quarter of 2012. Fair value determination has been based on various internal valuation techniques, including market comparables and discounted cash flow projections and is considered a Level 3 liability at September 30, 2012. The total liability balance at September 30, 2012 and December 31, 2011 was $14.6 million and $3.9 million respectively, and is included in redeemable noncontrolling interests in the mezzanine section of the consolidated balance sheets. Refer to Note 12, Redeemable Noncontrolling Interests for additional information.

We did not have any Level 2 or Level 3 assets for the periods ended September 30, 2012 or December 31, 2011.

NOTE 4: DEBT

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

As of September 30, 2012 we are using a one-month interest period Eurocurrency Spread which is approximately 2.0% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal will be repayable in quarterly installments on the last day of each calendar quarter equal to 1.25%, with $15 million paid during the nine months ended September 30, 2012. The payments for the year ending December 31, 2012 will be equal to 1.25% of the original principal amount and will be equal to 2.5% of the original principal amount in each year thereafter, with the balance due on the final maturity date.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. Immediately following the Spin-Off, $10 million was drawn down under the Revolving Credit Facility, which was repaid during the three months ended March 31, 2012. As of September 30, 2012 there are no outstanding borrowings under our Revolving Credit Facility.

During the three and nine months ended September 30, 2012, we recorded total interest and commitment fees on our Credit Agreement of $2.1 million and $6.5 million, respectively, to interest expense on our consolidated statement of operations. All unpaid interest and commitment fee amounts as of September 30, 2012 were not material.

Total outstanding borrowings under the Credit Agreement consist of the following (in thousands):

September 30, 2012
Short-Term Debt:
Revolving Credit Facility	$—
Term Loan	35,000

Total Short-Term Borrowings	$35,000

Long-Term Debt:
Term Loan	$350,000

Total Long-Term Borrowings	$350,000

The remaining future minimum principal payment obligations due under the Credit Agreement related to our Term Loan is as follows as of September 30, 2012 (in thousands):

Payment Amount
2012	$5,000
2013	$40,000
2014	$40,000
2015	$40,000
2016	$260,000

Total	$385,000

Guarantees

All obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized direct or indirect wholly-owned domestic and foreign restricted subsidiaries, subject to certain exceptions for subsidiaries that are controlled foreign corporations, foreign subsidiaries in jurisdictions where applicable law would otherwise be violated, and non-material subsidiaries.

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

As of September 30, 2012 we believe we are in compliance with all of our debt covenants.

The full text of the Credit Agreement is incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K filed on March 15, 2012 for the year ending December 31, 2011.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of September 30, 2012 and December 31, 2011, we had $29.5 million and $16.7 million of short term borrowings outstanding, respectively.

Certain of our Chinese subsidiaries entered into a RMB 138,600,000 (approximately $22 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that has a current termination date of December 2012. During the third quarter of 2012 this credit line was increased to RMB 189,000,000 (approximately $30 million). We currently have $21.6 million of outstanding borrowings from this credit facility as of September 30, 2012. Our Chinese Credit Facility—BOA currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of September 30, 2012.

In addition, during April 2012, certain of our Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). We currently have $7.9 million of outstanding borrowings from this credit facility as of September 30, 2012. Our Chinese Credit Facility—JPM currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of September 30, 2012.

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

For the three and nine months ended September 30, 2012, we recognized total stock-based compensation expense of $8.5 million and $19.9 million, respectively. The total income tax benefit related to stock-based compensation expense was $3.2 million and $7.2 million for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, we recognized total stock-based compensation expense of $2.0 million and $6.5 million, respectively. The total income tax benefit related to stock-based compensation expense was $0.8 million and $2.6 million for the three and nine months ended September 30, 2011, respectively.

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

In addition, upon Spin-Off, we entered into a warrant agreement (the “Warrant Agreement”) with Mellon Investor Services LLC and issued warrants exercisable for TripAdvisor common stock in respect of previously outstanding warrants exercisable for Expedia common stock that were adjusted on account of Expedia’s reverse stock split and the Spin-Off. The warrants, which totaled 32,186,792 at Spin-Off, were subsequently converted into 7,952,456 shares of our common stock during the six months ended June 30, 2012, prior to their expiration date of May 7, 2012. Refer to our discussion below in this Note 6— 2012 Stock Warrant Activity for a discussion of warrant activity during the nine months ended September 30, 2012.

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

2012 Stock Option Activity

The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Stock options granted during the first nine months of 2012 have a term of ten years from the date of grant and generally vest over a four-year service period.

During the nine months ended September 30, 2012, we have issued 3,470,975 of primarily service based stock options under the 2011 Incentive Plan with a weighted average grant-date fair value per option of $20.55. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of generally four years on a straight-line basis. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

A summary of the status and activity for stock option awards relating to our common stock for the nine months ended September 30, 2012, is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1, 2012	6,575	$23.65
Granted	3,471	40.18
Exercised	738	15.95		$13,784
Cancelled	337	27.52

Options outstanding at September 30, 2012	8,971	$30.52	5.7	$51,680

Exercisable as of September 30, 2012	3,511	$25.14	3.2	$32,788

Vested and expected to vest after September 30, 2012	7,834	$29.60	5.7	$49,561

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of September 28, 2012 was $32.93.

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

The fair value of stock option grants under the 2011 Incentive Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Risk free interest rate	0.90%	1.03%
Expected term (in years)	6.25	6.22
Volatility	54.78%	53.54%
Expected dividend yield	0%	0%

2012 RSU Activity

During the nine months ended September 30, 2012, we issued 59,951 RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock at the date of grant of $33.27. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of two years on a straight-line basis.

The following table presents a summary of RSU activity on our common stock:

	RSUs Outstanding	Weighted Average Grant- Date Fair Value Per Share
	(In thousands)
Unvested RSUs outstanding as of January 1, 2012	926	$21.32
Granted	60	33.27
Vested and released (1)	319	15.32
Cancelled	16	27.28

Unvested RSUs outstanding as of September 30, 2012 (2)	651	$24.42

(1)	Inclusive of 112,110 RSUs withheld to satisfy minimum tax withholding requirements.
(2)	Included in RSUs outstanding at September 30, 2012 are 400,000 RSUs awarded to one of our non-employee Directors, for which vesting is tied to achievement of performance targets and a requisite service period.

2012 Stock Warrant Activity

During the nine months ended September 30, 2012, there were a total of 32,186,791 warrants exercised which resulted in a total of 7,952,456 shares of our common stock being issued during that period, which included 31,641,337 warrants for which the exercise price was paid in cash at a weighted average price of $27.11. We received total exercise proceeds of $214.5 million related to these warrant exercises. In addition there were 545,454 cashless warrants exercised with a weighted average exercise price of $25.92 of which we did not receive any exercise proceeds. As of September 30, 2012, we had no outstanding warrants available which could be convertible to shares of our common stock.

A summary of the unrecognized compensation expense, net of estimated forfeitures and the weighted average period remaining at September 30, 2012 related to our non-vested stock options and RSU awards is presented below (in thousands, except per year information):

	Stock Options	RSUs
Unrecognized compensation expense (net of forfeitures)	$63,063	$4,942
Weighted average period remaining (in years)	3.2	1.6

NOTE 7: INCOME TAXES

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

Our effective tax rate for the three and nine months ended September 30, 2012 was 34.4% and 32.6%, respectively. Our effective tax rate for the three and nine months ended September 30, 2011 was 31.7% and 34.6%, respectively. For the three and nine months ended September 30, 2012, the effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The change in the effective tax rate for 2012 compared to the 2011 rate was primarily due to an increase in earnings in jurisdictions outside the United States and increases in uncertain tax positions.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of September 30, 2012, accrued interest is $0.4 million, net of federal benefit, and no penalties have been accrued. We do not anticipate any material releases in the next twelve months.

We are subject to taxation in the United States and various States and foreign jurisdictions. As of September 30, 2012, the Company’s tax years for 2009, 2010 and 2011 are subject to examination by the tax authorities. The Company is currently under an IRS audit for 2009 and 2010, and has various ongoing state income tax audits. As of September 30, 2012 no material assessments have resulted from these audits.

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

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. At September 30, 2012, no preferred shares had been issued.

Share Repurchases

During the period January 1, 2012 through September 30, 2012, our Board of Directors did not authorize any share buyback program and we have not repurchased any shares of outstanding common stock.

Dividends

During the period January 1, 2012 through September 30, 2012, our Board of Directors did not declare any dividends on our outstanding common stock.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2012 and the year ended December 31, 2011 is comprised of accumulated foreign currency translation adjustments.

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

The following table is a reconciliation of Adjusted EBITDA to operating income and net income for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Adjusted EBITDA	$107,059	$93,340	$288,169	$267,834
Depreciation (1)	(5,037)	(4,630)	(14,033)	(13,246)

OIBA (2)	102,022	88,710	274,136	254,588
Amortization of intangible assets	(1,310)	(2,394)	(4,909)	(5,643)
Stock-based compensation	(8,463)	(2,037)	(19,923)	(6,479)
Spin-off costs	—	(2,211)	—	(3,265)

Operating income	92,249	82,068	249,304	239,201
Interest (expense) income, net	(2,806)	212	(8,143)	527
Other, net	1,367	(2,802)	(2,476)	(1,380)
Provision for income taxes	(31,275)	(25,185)	(77,814)	(82,574)

Income before income taxes	59,535	54,293	160,871	155,774
Net (income) loss attributable to noncontrolling interest	(175)	21	(381)	(118)

Net income attributable to TripAdvisor, Inc.	$59,360	$54,314	$160,490	$155,656

(1)	Includes internal use software and website development.
(2)	Our primary operating metric prior to the Spin-Off for evaluating operating performance was OIBA, as reported on our Registration Statement. OIBA is defined as operating income plus: (1) amortization of intangible assets and any related impairment; (2) stock-based compensation expense; and (3) non-recurring expenses incurred to effect the Spin-Off during the year ended December 31, 2011. This operating metric is no longer being used by our management to measure operating performance and is only being shown above to illustrate the financial impact as we converted to a new operating metric post Spin-Off.

NOTE 10: EARNINGS PER SHARE

As discussed in our Annual Report on Form 10-K filed March 15, 2012 (“Note 1— Organization and Basis of Presentation”) in connection with the Spin-Off a one-for-two reverse stock split of outstanding Expedia capital stock occurred immediately prior to the Spin-Off, which resulted in 120,661,020 shares of common stock and 12,799,999 shares of Class B common stock outstanding immediately following the Spin-Off.

Basic Earnings Per Share

For the three and nine months ended September 30, 2012, we computed basic earnings per share using the number of shares of common stock and Class B common stock outstanding as of December 31, 2011 plus the weighted average of any additional shares issued and outstanding during the three and nine months ended September 30, 2012.

For the three and nine months ended September 30, 2011, we computed basic earnings per share using the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, as if such shares were outstanding for the entire period.

Diluted Earnings Per Share

For the three and nine months ended September 30, 2012, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock outstanding at December 31, 2011, (ii) the weighted average of any additional shares issued and outstanding for the three and nine months ended September 30, 2012, and (iii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of common equivalent shares related to stock options and stock warrants and the vesting of restricted stock units using the treasury stock method during the three and nine months ended September 30, 2012, and (iv) if dilutive, performance based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

For the three and nine months ended September 30, 2011, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, as no TripAdvisor equity awards were outstanding prior to the Spin-Off.

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating diluted earnings per share (in thousands, except for per share information):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to TripAdvisor	$59,360	$54,314	$160,490	$155,656
Denominator:
Weighted average shares used to compute Basic EPS	142,342	133,461	138,458	133,461
Weighted average effect of dilutive securities:
Stock options	1,223	—	1,249	—
RSUs	92	—	129	—
Stock warrants	—	—	681	—

Weighted average shares used to compute Diluted EPS	143,657	133,461	140,517	133,461

Basic EPS	$0.42	$0.41	$1.16	$1.17
Diluted EPS	$0.41	$0.41	$1.14	$1.17

The following potential common shares related to stock options and RSUs were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock options (1)	4,921	—	3,584	—
RSUs (1)	—	—	20	—

Total	4,921	—	3,604	—

(1)	These totals do not include performance based options and RSUs representing the right to acquire 110,000 shares and 400,000 shares of common stock, respectively, for which all targets required to trigger vesting have not been achieved during the three and nine months ended September 30, 2012; therefore, such awards were excluded from the calculation of weighted average shares used to compute diluted earnings per share for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 11: RELATED PARTY TRANSACTIONS

Expedia

Following the Spin-Off, TripAdvisor and Expedia are related parties since they are under common control. Revenue we derived from related party transactions with Expedia was $56.9 million and $164.2 million for the three and nine months ended September 30, 2012 and was $60.4 million and $173.6 million for the three and nine months ended September 30, 2011, respectively, which primarily consisted of click-based advertising and other advertising services provided to Expedia and its subsidiaries and is recorded at contract value, which we believe is a reasonable reflection of the value of the services provided. This related-party revenue represented 26.7% and 27.7% of our total revenue for the three and nine months ended September 30, 2012 and for the three and nine months ended September 30, 2011, related-party revenue represented 33.4% and 34.8% of our total revenue, respectively.

Our operating expenses for the three and nine months ended September 30, 2011 included a related-party shared services fee of $2.0 million and $5.9 million, which was comprised of allocations from Expedia for accounting, legal, tax, corporate development, treasury, financial reporting, real estate management and included an allocation of employee compensation within these functions. This related-party shared service fee ended in connection with the Spin-Off. These allocations were determined on a basis that Expedia and we considered to be a reasonable reflection of the cost of services provided or the benefit received by us. These expenses were allocated based on a number of factors including headcount, estimated time spent and operating expenses. It was not practicable to determine the amounts of these expenses that would have been incurred had we operated as an unaffiliated entity. In the opinion of our management, the allocation method was reasonable.

Other related-party operating expenses which were included within Selling and Marketing expense were $1.7 million and $5.2 million for the three and nine months ended September 30, 2012, respectively, which primarily consisted of marketing expense for exit windows. For the three and nine months ended September 30, 2011, other related-party operating expenses which were included within Selling and Marketing expense were approximately $1.3 million and $3.3 million.

Our net related party receivable with Expedia and its subsidiaries reflected in our consolidated balance sheets as of September 30, 2012 and December 31, 2011 were $32.5 million and $14.1 million, respectively. We received $7.0 million from Expedia during the first fiscal quarter of 2012, which was owed to us as a result of the subsequent reconciliation process allowed in the Separation Agreement related to the approximate $406 million distribution paid to Expedia immediately prior to the Spin-Off. This balance was included in our related party receivable balance at December 31, 2011.

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

Liberty Interactive Corporation and Barry Diller

Mr. Diller, our Chairman of the Board of Directors and Senior Executive, through shares he owns beneficially as well as those subject to an irrevocable proxy granted by Liberty Interactive Corporation, or Liberty, controls approximately 57.1% of the combined voting power of the outstanding TripAdvisor capital stock as of September 30, 2012. As such, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from TripAdvisor, the irrevocable proxy would terminate and depending on the capitalization of TripAdvisor at such time, Liberty could effectively control the voting power of our capital stock. On May 3, 2012, Liberty Interactive Corporation, or Liberty, sold 8,450,000 shares of our common stock pursuant to Rule 144 under the Securities Act of 1933, as amended at an average per share price of $40.

NOTE 12: REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interests are measured at fair value, both at the date of acquisition and subsequently at each reporting period. The redeemable noncontrolling interests are reported on the our consolidated balance sheet in the mezzanine section in “redeemable noncontrolling interests.”

One of our acquisitions made during 2008 includes noncontrolling interests with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the subsidiary, at fair value or at adjusted fair values at our discretion, beginning in the fourth quarter of 2012. Fair value determination has been based on various internal valuation techniques, including industry market comparables and a discounted cash flow valuation model. Certain assumptions are used in determining fair value, including revenue growth rates and discount rates. Changes in these assumptions would impact the fair value. In addition, under certain circumstances the parties may be required to submit to arbitration in order to determine the final fair value of the noncontrolling interests. Changes in the fair value of the shares for which the minority shareholders may sell to us have been recorded to the redeemable noncontrolling interest with charges or credits to additional paid in capital. The final determination of fair value and ultimate payment to the noncontrolling interests are expected to be made during the fourth quarter of 2012.

In addition, we have incurred stock based compensation for the three and nine months ending September 30, 2012, of $2.0 million and $2.5 million, respectively related to stock option and RSU issuances which are convertible for common shares of our noncontrolling interest. All stock option and RSU grants issued by our noncontrolling interest were issued with an exercise price at fair value, calculated as described above, and generally vest over a four-year service period, with accelerated vesting upon a liquidation event. In accordance with current accounting guidance on stock based compensation, we have classified these awards as liability awards and therefore mark the liability to market at each report date with stock based compensation expense recognized ratably over the vesting period.

A reconciliation of redeemable noncontrolling interests for the nine months ended September 30, 2012 and twelve months ended December 31, 2011, respectively, is as follows (in thousands):

	Nine months ended September 30, 2012	Twelve months ended December 31, 2011
Balance, beginning of period (1)	$3,863	$2,637
Net income attributable to noncontrolling interests	381	114
Fair value adjustments	7,951	571
Stock based compensation	2,450	541

Balance, end of period	$14,645	$3,863

(1)	Balance reclassified as of September 30, 2012 from accrued expenses and other current liabilities to redeemable noncontrolling interests on the consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the world’s largest online travel company, empowering users to plan and have the perfect trip. Our travel research platform aggregates reviews and opinions from our community about destinations, accommodations (including hotels, resorts, motels, B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. Our branded websites include tripadvisor.com in the United States and localized versions of the website in 29 other countries, including in China under the brand daodao.com. Our TripAdvisor branded websites globally received an average of more than 57 million monthly unique visitors for the quarter ended September 2012, according to comScore, and we have built a base of more than 36 million marketable members, which are members we have permission to email on a regular basis, and we feature over 75 million reviews and opinions. Beyond travel-related content, our websites also include links to the websites of our advertisers, including travel advertisers, allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we now manage and operate websites under 19 other travel brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector. On March 21, 2012, we announced the launch of a new travel brand, Tingo, the first hotel booking site that automatically rebooks hotel rooms at a lower price if the rate drops and then refunds the difference to the travelers’ credit cards when the traveler books a “Money Back” room.

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

Key Drivers of Click-Based Advertising Revenue

For the three and nine months ended September 30, 2012, respectively, 79% and 78% of our total revenue came from our core cost-per-click, or CPC, based lead generation product. For the three and nine months ended September 30, 2011, respectively, 81% and 80% of our total revenue came from our core cost-per-click, or CPC, based lead generation product. Revenues derived from CPC based lead generation represented 79% of our total revenue for the year ending December 31, 2011. The key drivers of our click-based advertising revenue include the growth in hotel shoppers, user conversion and lead pricing. Total traffic growth, or growth in monthly visits from unique IP addresses is reflective of our overall brand growth. We continue to refine our ability to track and analyze sub-segments of traffic and its correlation to revenue generation and we believe that hotel shoppers are a more useful indicator of revenue growth. We use the term “hotel shoppers” to refer to users who view a listing of hotels in a city or visitors who view a specific hotel page.

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

Social. Our Wisdom of Friends initiative is a core component of our strategic growth plan; 76% of respondents to a recent Nielsen study cited “recommendations from people I know” as the information source that they trust most. We believe that having a strong social presence drives traffic to and engagement on our sites and improves the sites’ “stickiness” amongst the users. As a result, we continue to deepen our integration with Facebook’s Friend Graph. As of September 30, 2012, and according to AppData, an independent application tracking traffic service, TripAdvisor has averaged more than 34 million monthly Facebook users via it’s TripAdvisor Facebook application id. We offer these Facebook users a personalized and social travel planning experience that enables travelers to engage first with their own Facebook friends’ reviews and opinions when planning their perfect trip on TripAdvisor.

Mobile. Mobile is an investment area that is geared towards creating a more complete user experience by reinforcing the TripAdvisor brand when users are in-market. In the year ended December 31, 2011, we saw strong user uptake, reaching an aggregate of 13 million mobile downloads and approximately 16 million monthly unique users, as measured by our own log files, and as of September 30, 2012, we reached over 26 million mobile downloads of our TripAdvisor, City Guides, and SeatGuru apps and averaged more than 35 million monthly unique users, as measured by our own log files. We believe that mobile devices, including smartphones and tablet devices, are increasingly used when travelers begin to plan trips. In order to capture an increasing percentage of these users, we have designed our mobile product to be user-friendly and have chosen not to monetize that platform to its full potential at this time. We expect the long-term benefits of a more engaged mobile audience to outweigh the short-term revenue that we could generate from, for example, an increased number of advertisements.

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

•

Acquisitions . We have a history of successfully acquiring and integrating companies that expand our footprint either geographically or in market sectors that are complementary to our flagship properties. We intend to continue to seek acquisition targets.

Segment

We have one reportable segment. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

Employees

As of September 30, 2012, we had 1,483 employees. Of these employees, 874 were based in the United States. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011 and “Note 2— Significant Accounting Policies” above in notes to consolidated and combined financial statements in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see “Note 2— Significant Accounting Policies,” in the notes to the consolidated and combined financial statements in this Quarterly Report on Form 10-Q. We are an “issuer” (as defined in Section 2(a) of the Sarbanes-Oxley Act of 2002), and, as such, are required to comply with all new and revised accounting standards applicable to public companies.

Results of Operations

Selected Financial Data

(in thousands, except per share data)

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
Revenue	$155,835	$120,384	29%	$429,370	$325,705	32%
Related-party revenue from Expedia	56,875	60,417	(6)%	164,203	173,560	(5)%

Total revenue	212,710	180,801	18%	593,573	499,265	19%
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	2,876	3,227	(11%)	8,536	8,193	4%
Selling and marketing(2)	67,647	60,349	12%	199,279	157,229	27%
Technology and content(2)	23,535	14,748	60%	62,950	41,216	53%
General and administrative(2)	20,056	9,194	118%	54,562	25,332	115%
Related-party shared services fee to Expedia	—	1,980	(100%)	—	5,940	(100%)
Depreciation	5,037	4,630	9%	14,033	13,246	6%
Amortization of intangible assets	1,310	2,394	(45%)	4,909	5,643	(13%)
Spin-off costs	—	2,211	(100%)	—	3,265	(100%)

Total costs and expenses	120,461	98,733	22%	344,269	260,064	32%

Operating income	92,249	82,068	12%	249,304	239,201	4%
Other income (expense):
Interest (expense) income, net	(2,806)	212	(1,424%)	(8,143)	527	(1,645%)
Other, net	1,367	(2,802)	(149%)	(2,476)	(1,380)	79%

Total other expense, net	(1,439)	(2,590)	(44%)	(10,619)	(853)	1,145%

Income before income taxes	90,810	79,478	14%	238,685	238,348	0%
Provision for income taxes	(31,275)	(25,185)	24%	(77,814)	(82,574)	(6%)

Net income	59,535	54,293	10%	160,871	155,774	3%
Net (income) loss attributable to noncontrolling interest	(175)	21	933%	(381)	(118)	223%

Net income attributable to TripAdvisor, Inc.	$59,360	$54,314	9%	$160,490	$155,656	3%

Earnings Per Share attributable to TripAdvisor, Inc.
Basic	$0.42	$0.41	2%	$1.16	$1.17	(1%)
Diluted	0.41	0.41	0%	1.14	1.17	(3%)
Weighted Average Common Shares Outstanding:
Basic	142,342	133,461	7%	138,458	133,461	4%
Diluted	143,657	133,461	8%	140,517	133,461	5%
Other Financial Data:
Adjusted EBITDA (3)	$107,059	$93,340	15%	$288,169	$267,834	8%
(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$183	$71		$547	$396
Amortization of website development costs included in depreciation	3,231	3,197		8,923	8,920

	$3,414	$3,268		$9,470	$9,316
(2) Includes stock-based compensation as follows:
Selling and marketing	$1,184	$568		$3,185	$1,962
Technology and content	3,187	750		7,125	2,277
General and administrative	4,092	719		9,613	2,240

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

The following table is a reconciliation of Adjusted EBITDA to operating income for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Adjusted EBITDA	$107,059	$93,340	$288,169	$267,834
Depreciation (1)	(5,037)	(4,630)	(14,033)	(13,246)

OIBA (2)	102,022	88,710	274,136	254,588
Amortization of intangible assets	(1,310)	(2,394)	(4,909)	(5,643)
Stock-based compensation	(8,463)	(2,037)	(19,923)	(6,479)
Spin-off costs	—	(2,211)	—	(3,265)

Operating income	$92,249	$82,068	$249,304	$239,201

(1)	Includes internal use software and website development.
(2)	Our primary operating metric prior to the Spin-Off for evaluating operating performance was Operating Income Before Amortization, or OIBA, as reported on our Form S-4 filed with the SEC on November 1, 2011. OIBA is defined as operating income plus: (1) amortization of intangible assets and any related impairment; (2) stock-based compensation expense; and (3) non-recurring expenses incurred to effect the Spin-Off during the year ended December 31, 2011. This operating metric is no longer being used by our management to measure operating performance and is only being shown above to illustrate the financial impact of our conversion to a new operating metric post Spin-Off.

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

	Three months ended September 30, 2011	Nine months ended September 30, 2011
	(In thousands)
Depreciation	$4,630	$13,246
Technology and content	(3,658)	(10,627)
General and administrative	(972)	(2,619)

	$—	$—

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

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Click-based advertising	$168	$146	15%	$464	$400	16%
Display-based advertising	24	21	12%	72	63	14%
Subscription, transaction and other	21	14	53%	58	36	59%

Total revenue	$213	$181	18%	$594	$499	19%

Revenue increased $32 million and $94 million during the three and nine months ended September 30, 2012, respectively, when compared to the same period in 2011, primarily due to an increase in click-based advertising revenue of $22 million and $64 million, respectively. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers during the three and nine months ended September 30, 2012 when compared to the same period in 2011, of approximately 30%, partially offset during the three and nine months ended September 30, 2012 by lower clicks per hotel shopper due to our site redesign in the third quarter of 2011, lower hotel shopper volume during the Olympics, and lower revenue per click. Subscription, transaction and other revenue increased by $7 million and $22 million in the three and nine months ended September 30, 2012, respectively, primarily due to growth in Business Listings.

In addition to the product revenue discussion above, related-party revenue from Expedia, which consists primarily of click-based advertising, is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Related party revenue from Expedia	$57	$60	(6)%	$164	$174	(5)%
% of revenue	26.7%	33.4%		27.7%	34.8%

TripAdvisor and Expedia entered into certain commercial arrangements in connection with the Spin-Off. The arrangements generally have terms one to three years and are described in “Note 9— Related Party Transactions” in the notes to our consolidated and combined financial statements in our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011. In connection with the Spin-Off, Expedia expected to lower its CPC pricing by 10-15%. This change was rolled out throughout the fourth quarter of 2011, and trended towards the upper end of the expected discount range. We expect the decrease in CPC pricing paid by Expedia to continue to negatively impact total revenue for the year ended 2012 by approximately 5%.

Cost of Revenue

Cost of revenue consists of expenses that are closely correlated or directly related to revenue generation, including ad serving fees, flight search fees, credit card fees and data center costs.

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Cost of revenue	$3	$3	(11)%	$9	$8	4%
% of revenue	1.4%	1.8%		1.4%	1.6%

Cost of revenue remained relatively unchanged during the three and nine months ended September 30, 2012 when compared to the same period in 2011.

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

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Direct costs	$45	$42	6%	$134	$103	30%
Personnel and overhead	23	18	26%	65	54	21%

Total selling and marketing	$68	$60	12%	$199	$157	27%

% of revenue	31.8%	33.4%		33.6%	31.5%

Direct selling and marketing costs increased $3 million and $31 million during the three and nine months ended September 30, 2012 when compared to the same period in 2011, primarily due to increased search engine marketing costs, brand advertising costs and investments in social media costs. We increased our spending on social media in the three and nine months ended September 30, 2012 compared to the same period in 2011, in order to increase social engagement on our websites. Personnel and overhead costs increased $5 million and $11 million during the three and nine months ended September 30, 2012 when compared to the same period in 2011, primarily due to an increase in headcount to support business growth, including international expansion.

Technology and Content

Technology and content expenses consist of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing and maintenance of our website. Other costs include licensing and maintenance expense.

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$22	$14	59%	$58	$37	55%
Other	2	1	61%	5	4	28%

Total technology and content	$24	$15	60%	$63	$41	53%

% of revenue	11.1%	8.2%		10.6%	8.3%

Technology and content costs increased $9 million and $22 million during the three and nine months ended September 30, 2012 when compared to the same periods in 2011, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion, enhanced site features and mobile initiatives, as well as an increase in stock based compensation.

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

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$14	$7	84%	$36	$20	80%
Professional service fees and other	6	2	259%	19	5	255%

Total general and administrative	$20	$9	118%	$55	$25	115%

% of revenue	9.4%	5.1%		9.2%	5.1%

General and administrative costs increased $11 million and $29 million during the three and nine months ended September 30, 2012, when compared to the same periods in 2011, primarily due to increased personnel costs related to an increase in stock based compensation, as well as increased headcount as a result of the Spin-Off and to support business growth, as well as additional professional service fees in order to support our operations as a standalone public company. In addition, in connection with the Spin-Off, we assumed Expedia’s obligation to fund a charitable foundation. Our expense related to the funding of this charitable foundation was $2 million and $6 million, respectively, for the three and nine months ended September 30, 2012.

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

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Related-party shared services fee	$—	$2	(100)%	$—	$6	(100)%
% of revenue	—%	1.1%		—%	1.2%

Related-party shared services fee costs incurred for the use of Expedia shared services ceased in connection with the Spin-Off. Refer to “Note 11— Related Party Transactions” in this Quarterly Report on Form 10-Q for further information on our relationship with Expedia.

Depreciation

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Depreciation	$5	$5	9%	$14	$13	6%
% of revenue	2.4%	2.6%		2.4%	2.7%

There was no significant change in depreciation expense for the three and nine months ended September 30, 2012 compared to the same periods in 2011.

Amortization of Intangible Assets

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$1	$2	(45)%	$5	$6	(13)%
% of revenue	0.6%	1.3%		0.8%	1.1%

Amortization of intangible assets decreased slightly during the three and nine months ended September 30, 2012 when compared to the same periods in 2011, primarily due to the completion of amortization related to certain technology intangible assets.

Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Operating income	$92	$82	12%	$249	$239	4%
% of revenue	43.4%	45.4%		42.0%	47.9%

Operating income increased $10 million for the three and nine months ended September 30, 2012 when compared to the same periods in 2011, primarily due to an increase in revenue of $32 million and $94 million, respectively, which was offset by a corresponding increase to operating expenses of $22 million and $84 million, respectively, particularly in personnel costs to support business growth and operations as a standalone public company, as well as stock based compensation, and traffic acquisition costs to drive higher revenue.

Interest (Expense) Income, Net

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Interest (expense) income, net	$(3)	$—	(1,424%)	$(8)	$1	(1,645%)
% of revenue	(1.3)%	—%		(1.4)%	—%

Other interest expense, increased $3 million and $9 million during the three and nine months ended September 30, 2012 when compared to the same periods in 2011, primarily due to interest expense on our Term Loan and revolving credit facilities.

Other, Net

Other, net is primarily comprised of net foreign exchange gains and losses for the periods presented.

Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$31	$25	24%	$78	$83	(6)%
Effective tax rate	34.4%	31.7%		32.6%	34.6%

For the three and nine months ended September 30, 2012, the effective tax rate is less than the federal statutory tax rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The change in the effective tax rate for 2012 compared to the 2011 rate was primarily due to an increase in earnings in jurisdictions outside the United States and increases in uncertain tax positions.

Financial Position, Liquidity and Capital Resources

For the nine months ended September 30, 2012 we had $548 million of cash and cash equivalents, and at December 31, 2011 we had $184 million of cash and cash equivalents. The cash and cash equivalent balances include cash and a money market account held in the United Kingdom ($225 million and $165 million for the period ended September 30, 2012 and December 31, 2011, respectively) related to earnings we intend to reinvest permanently outside the United States. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $375 million as of September 30, 2012. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Cash held is primarily denominated in U.S. dollars.

In connection with the Spin-Off, we entered into our Revolving Credit Facility with a borrowing capacity of $200 million and have also entered into our five-year, $400 million Term Loan, as discussed in “Note 4— Debt” in this Quarterly Report on Form 10-Q. Immediately prior to the Spin-Off, we transferred approximately $406 million in the form of a dividend to Expedia, which included an estimate of our cash in excess of $165 million. This distribution included the proceeds from our $400 million Term Loan.

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

Our cash flows are as follows (in millions):

	Nine months ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$168	$192
Investing activities	$(14)	$(108)
Financing activities	$213	$11

Operating Activities

For the nine months ended September 30, 2012, net cash provided by operating activities decreased by $24 million or 12% when compared to the same period in 2011, primarily due to a decrease in working capital movements which includes the timing of customer cash receipts and vendor payments, but, was primarily driven by related party activity with Expedia of $26 million subsequent to the Spin-Off being classified in operating activities as compared to investing activities in the prior year.

Investing Activities

For the nine months ended September 30, 2012, net cash provided by investing activities increased by $94 million when compared to the same period in 2011 primarily due to the cessation of cash transfers to Expedia in 2012 related to business operations of $104 million which occurred regularly up through the Spin-Off. In addition, we received $7 million during the nine months ended September 30, 2012, from Expedia which was owed to us related to the Spin-Off and we paid $8 million in 2011 for business acquisitions. This was offset by $20 million received in 2011 from the maturity of a short term investment which did not reoccur in 2012 and higher capital expenditures of $5 million during the nine months ended September 30, 2012.

Financing Activities

For the nine months ended September 30, 2012, net cash provided by financing activities increased by $202 million when compared to the same period in 2011 primarily due to proceeds from the exercise of our stock options and warrants of $226 million, net of payment of minimum withholding taxes related to the vesting of our RSUs of $4 million during the nine months ended September 30, 2012. We also borrowed an additional $8 million under our Chinese Credit Facilities in 2012. This was partially offset by $15 million in year to date principal payments on our Term Loan and a $10 million repayment of our outstanding borrowing on our Revolving Credit Facility for the nine months ended September 30, 2012. In addition, during the nine months ended September 30, 2011, we received $5 million of funding from Expedia related to an external acquisition, which did not reoccur in 2012.

Commitments and Contingencies and Off-Balance Sheet Arrangements

There have been no material changes to our commitments and contingencies and off-balance sheet arrangements since December 31, 2011. (See “Commitments, Contingencies and Off-Balance Sheet Arrangements” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K filed on March 15, 2012 for the year ended December 31, 2011.) Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of September 30, 2012 or December 31, 2011.

Related Party Transactions

Refer to “Note 11— Related Party Transactions” above for information on related party transactions.

Stock-Based Compensation

We adopted the TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan, or the 2011 Incentive Plan, as of December 21, 2011, under which we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to our directors, officers, employees and consultants. Refer to “Note 6— Stock Based Awards and Other Equity Instruments” above for further information on the 2011 Incentive Plan.

Stock Option Activity

The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Stock options granted during the first nine months of 2012 have had a term of ten years from the date of grant and generally vest over a four-year period.

During the three and nine months ended September 30, 2012, we have issued 3,470,975 of primarily service based stock options under the 2011 Incentive Plan with a weighted average grant-date fair value per option of $20.55. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of four years on a straight-line basis. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

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

Stock Warrant Activity

During the nine months ended September 30, 2012, there were a total of 32,186,791 warrants exercised which resulted in a total of 7,952,456 shares of our common stock being issued during that period, which included 31,641,337 warrants for which the exercise price was paid in cash at a weighted average price of $27.11. We received total exercise proceeds of $214.5 million related to these warrant exercises. In addition there were 545,454 cashless warrants exercised with a weighted average exercise price of $25.92 of which we did not receive any exercise proceeds. As of September 30, 2012, we had no outstanding warrants available which could be convertible to shares of our common stock.

Refer to “Note 6— Stock Based Awards and Other Equity Instruments” above for further information on current year equity award activity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

There has been no material change in our market risk management strategy during the three and nine months ended September 30, 2012, except as follows.

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

We currently manage our exposure to foreign currency risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments, which we began using during the three months ending September 30, 2012. We use foreign exchange derivative contracts to manage short-term foreign currency risk.

Our objective is to hedge only those currency exposures that can be confidently identified and quantified and that may result in significant impacts to corporate cash or the consolidated income statement. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

Our current derivative contracts principally address foreign exchange fluctuation risk for the Euro versus the U.S. Dollar. We account for our derivative instruments as either assets or liabilities and carry them at fair value.

As of September 30, 2012 we had outstanding forward currency contracts not designated as hedging contracts with a notional value of ($18.3) million. These contracts are all short-term in nature. The fair value of these derivatives at September 30, 2012 was a net liability of $0.3 million and was recorded in accrued expenses and other current liabilities on the consolidated balance sheet. For the three and nine months ended September 30, 2012, $0.3 million of expense was recorded to Other, net on our consolidated and combined statement of operations. We did not enter into any derivative instruments for the year ending December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 which could materially affect our business, financial condition or future results. During the quarter ended September 30, 2012, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2012, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Unaudited Consolidated and Combined Statements of Operations, (ii) Unaudited Consolidated and Combined Statements of Comprehensive Income, (iii) Unaudited Consolidated Balance Sheets, (iv) Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Consolidated and Combined Statements of Cash Flows, and (vi) Unaudited Notes to Consolidated and Combined Financial Statements, tagged as blocks of text.

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.

By:	/s/ JULIE M.B. BRADLEY
Julie M.B. Bradley
Chief Financial Officer

November 5, 2012