Form 10-K
period 2012-12-31
TripAdvisor, Inc.
filed 2013-02-15
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,560,483,534 based on the closing price on NASDAQ on such date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at February 8, 2013
Common Stock, $0.001 par value per share	130,105,917 shares
Class B Common Stock, $0.001 par value per share	12,799,999 shares

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2012. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•

If we are not able to successfully expand our social integration and member acquisition efforts with social media, including Facebook, Twitter and other social sharing platforms, our ability to grow and maintain engagement with our user base could be negatively impacted.

•	Our businesses could be negatively affected by changes in search engine algorithms and dynamics, or search engine disintermediation.

•	Declines or disruptions in the travel industry, as a result of global economic conditions or otherwise, could adversely affect our businesses and financial performance.

•	We derive substantially all of our revenue from advertising and any significant reduction in spending by advertisers could harm our business.

•

Changes we make to our business model, including a transition to a hotel metasearch display, may impact our advertising revenue in ways that we do not expect, and the timing of these transitions may be longer than expected.

•	We rely on a relatively small number of significant advertisers, including Expedia, and any reduction in spending by or loss of those advertisers could seriously harm our business.

•	We rely on the value of our brand and consumer trust in our brand, and the costs of maintaining and enhancing brand awareness, including through social and traditional media, are increasing.

•	We face competition from companies and websites that collect travel-related content, which could divert traffic from our websites causing financial harm to us.

•

Some of our customers, including some of our click-based advertising partners, are also our competitors, and the consolidation of our competitors and our partners may affect our competitiveness and partner relationships.

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

Overview

We are the world’s largest online travel company, empowering users to plan and have the perfect trip. Our travel research platform aggregates reviews and opinions from our community about destinations, accommodations (including hotels, resorts, motels, bed and breakfasts, or B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. Our branded websites include tripadvisor.com in the United States and localized versions of the website in 29 other countries, including in China under the brand daodao.com. Our-branded websites globally have received more than 60 million unique visitors (according to July 2012 comScore), and we have built a base of more than 44 million marketable members, which are members we have permission to email on a regular basis, and we feature over 75 million reviews and opinions. Beyond travel-related content, our websites also include links to the websites of our customers, including travel advertisers, allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we now manage and operate 20 other travel brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector.

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

Brands acquired include:

Website	Date Acquired	Key Focus
wanderfly.com	October 2012	Website and mobile application for discovering and sharing personalized travel recommendations.
whereivebeen.com	July 2011	Website and social platform with a detailed interactive world map that lets users share where they have been, lived, and want to go.
everytrail.com	February 2011	Mobile application and website for collecting and sharing geo-tagged user-generated travel content, such as walking tours and itineraries.
holidaylettings.co.uk	June 2010	A leading U.K.-based vacation rental site, featuring properties listed globally.
kuxun.cn	October 2009	Travel metasearch engine operating in China.
flipkey.com	August 2008	A vacation rental website featuring a large collection of vacation rental guest reviews on vacation rental properties around the world.
onetime.com	June 2008	Comparison shopping travel website that allows travel shoppers to conduct itinerary-based, multi-site searches for flights, hotels, cruises, vacations, and car rentals.
virtualtourist.com	June 2008	Travel-oriented community website featuring user-contributed travel guides for locations worldwide.
airfarewatchdog.com	March 2008	Provides up-to-date airline deals that have been researched and verified by a team of dedicated airfare experts.
holidaywatchdog.com	January 2008	U.K.-based website for traveler reviews on hotels and destinations focusing on the Mediterranean.
cruisecritic.com	May 2007	A community of avid and first-time cruisers who enjoy the fun of planning, researching and sharing their passion for cruising. Cruise Critic offers objective cruise reviews written by expert travel writers and members.
independenttraveler.com	May 2007	A traveler’s exchange that features practical travel resources for a community of international travelers who enjoy the adventure of independent travel.
seatguru.com	March 2007	Features aircraft seat maps, seat reviews, and a color-coded system to identify superior and substandard airline seats.
bookingbuddy.com	February 2007	Travel shopping website that gives travelers easy access to airfare, hotel, car rental, cruise, vacation rental, and vacation deals, plus prices from selected travel sites.
smartertravel.com	February 2007	One of the largest online travel resources of independent expert advice for the budget-conscious traveler. The SmarterTravel editorial staff provides advice and analysis to help travelers find the best deals and get the most value from their trips.
travelpod.com	December 2006	Pioneering travel blog website.
travel-library.com	September 2006	Travel website with user-generated reviews.

Brands developed internally and launched as of December 31, 2012 include:

Website	Date Launched	Key Focus

tingo.com	March 2012	The first hotel booking site that automatically rebooks hotel rooms at a lower price if the rate drops and automatically refunds the difference to the travelers’ credit cards.
sniqueaway.com	September 2010	U.S.-based members-only flash sale website, providing exclusive limited time access to deals on top hotels at deep discounts. This members-only website offers limited-time discounts exclusively on traveler-endorsed properties that have received a minimum four out of five-star rating (or its equivalent for smaller properties) on tripadvisor.com.
familyvacationcritic.com	June 2009	Reviews of family-friendly hotels, resorts, destinations and attractions, written by experienced family travel experts.

Industry

We operate in the online advertising sector of the global travel industry. As a result, we are impacted by trends in the global travel industry, the online travel market and online advertising.

Global Travel Industry

According to the PhoCusWright, gross bookings in the global travel industry are expected to be greater than $1.1 trillion in 2013. Recent historical trends show that, each year, an increasing percentage of global travel spending has been conducted online through supplier websites and online travel agencies. We believe that this trend will continue as online penetration continues, as more consumers gain broadband access to the Internet, as smartphone, tablets and other mobile computing devices continue to proliferate, and as travel grows along with an expanding middle class in certain developing countries like China and India.

Online Travel Market

According to the International Data Corporation, or IDC, New Media Market Model, the travel industry represented half of all global e-Commerce transactions in 2012. On the other hand, only 19% of the approximately $41 billion spent on travel advertising is spent online. We believe that the Internet will continue to become even more integral to the travel-planning process due to increasing worldwide online penetration, particularly given the capabilities that the Internet provides travelers, including the ability to refine searches, compare destinations and view real-time pricing.

Online Advertising

According to the IDC New Media Market Model, the global online advertising market is growing and is projected to exceed $130 billion by 2014, as more and more advertisers continue to shift their spending from offline to online channels, mirroring the trend in consumer media consumption generally. For travel specifically, IDC estimates that annual expenditures for global mobile internet travel advertising in 2013 will be close to $15 billion. Given the size of the travel market, we believe that travel providers and travel related advertisers are, and will continue to be, motivated to devote significant resources to advertise their travel products and services. In addition, as more and more travel transactions are conducted online generally, we believe that an increasing amount of travel advertising spending will migrate from traditional offline advertising channels to online advertising opportunities.

Key Strengths

Just over a decade ago, travel research and planning was largely conducted with the assistance and guidance of a personal travel agent or advice from friends and family. Consumers had no single resource to access recent and comprehensive destination, lodging, restaurant and attraction feedback and information. We were founded with the goal of providing an online resource based on user-generated content to prospective travelers. By using the power of the Internet to create transparency in the travel planning process with a comprehensive online resource for travel information, we have democratized the travel research and planning process. For any customer with access to the Internet, whether through their desktop, smartphone or tablet devices, we provide the ability and information to plan and have the perfect trip.

In order to achieve our goals, we leverage our key assets—a robust community of users, rich user-generated content, technology and a commitment to continuous innovation and global reach as follows:

•

Robust Community of Users. TripAdvisor-branded sites offer benefits to our many constituents, the totality of which combines to create a vibrant community. By providing an interactive forum to share travel experiences, we allow the voice of our large, highly engaged community of travelers to influence travel purchase decision-making during the trip-planning phase. To ease planning, we enable consumers to research pricing and availability from third-party travel booking sites. To facilitate better travel experiences for consumers and to create a feedback loop between the hospitality industry and individual travelers, we allow hospitality management representatives to respond to reviews of their properties on our website. We believe that the robust feedback loop created on TripAdvisor-branded websites and the volume of reviews generated on TripAdvisor-branded websites provides a sustainable advantage over competitors. We believe that we have the largest breadth of content in our markets, and that, because of this breadth, travelers gravitate to TripAdvisor-branded websites to research their travel plans. After completing their trip, consumers can return to our websites to write reviews to give back to the community that helped them plan their trip. Through this cycle, more content is generated, which drives community, traffic, loyalty and higher search engine rankings, all of which leads to further content creation.

•

Rich User-Generated Content. We believe that the best travel content comes from the wisdom and insight of a robust community of travelers. We leverage user-generated content to power travel planning by allowing members to create reviews and share opinions on hundreds of thousands of accommodations, destinations, attractions and restaurants. As evidenced by the growth of our business, this type of travel planning has been embraced by travelers. For example, in July 2006, we hosted more than 5 million user reviews and opinions with respect to approximately 220,000 hotels and attractions. Currently, TripAdvisor-branded websites provide consumers with over 75 million user reviews and opinions with respect to more than 670,000 hotels and accommodations and over 1.2 million restaurants and attractions in more than 120,000 destinations throughout the world. On average, our users are currently adding more than 60 pieces of content every minute. To promote an enthusiastic reviewer community, we have launched several programs to recognize reviewer contributions, including site badges, helpful vote recognition, and other community-focused features, all of which highlight the active and helpful reviews and opinions available throughout the TripAdvisor community.

•

Technology and Innovation. We focus heavily on speed-to-market and product innovation in order to create a richer experience for travelers, and our team deploys weekly engineering releases with new products and features. Some recent examples of this product innovation include our recent development of a hotel metasearch product, which makes it even easier for users to research and plan their perfect trip on TripAdvisor; Facebook integration including Facebook Connect and Open Graph, which allows travelers to see their friend’s travel experiences on TripAdvisor and share their own content with their friend network; and friend-of-a-friend review highlighting, which expands the number of friend-connected reviews a user will see; hotel “style” buttons, which make it easier for users to find the right hotel for their particular travel needs. We are also continuing to invest heavily in the rapidly growing mobile channel, releasing 60 new mobile city guides this past year to bring coverage up to 80 of the most popular cities globally; adding menus to restaurant pages and bookable tickets to attractions pages; releasing hotel pricing and availability improvements; and integrating Facebook login into our industry-leading mobile websites as well as tablet and smartphone applications that are currently available in 20 languages. Our innovation also extends to content syndication and review collection partnerships, as we leverage our technology and content for the benefit of other websites. In addition, we expend significant efforts with respect to manual and electronic fraud detection in order to maintain the quality and authenticity of user reviews, and have clear posting guidelines for user content submission.

•

Global Reach. We maintain a global presence both through the reach of our global portfolio of 30 websites and through our in-market staffing in more than ten countries. We have TripAdvisor branded websites in 30 countries and 21 languages at December 31, 2012, including in China under the brand daodao.com. We have over 120 million review translations, and we are committed to continuing to improve the in-country user experience and the local content coverage for all of our points-of-sale. As of December 31, 2012, we had approximately 650 employees based outside of the United States. We believe that our core TripAdvisor platform and many of our other brands are uniquely positioned to appeal to travelers globally, in that they strive to provide universally-relevant content and community.

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

•

Investment in Technology. We believe that our ability to continue to innovate by providing additional functionality to our main Internet sites, while at the same time continuing to extend that functionality to additional platforms such as smartphones and tablets, will enable us to continue providing an industry-leading user experience. We have a strong culture of speed-to-market with our innovations. By innovating and releasing updates quickly, we believe that we can continue to grow our site visitors and over 75 million reviews and opinions, increase revenue and effectively compete with our competitors.

•

Social Platform. We intend to continue to expand our social integration and member acquisition efforts with social media, including Facebook, Twitter and other social sharing platforms. We believe that this integration will enable us to continue to grow and maintain engagement with our user base and increase our content. For example, when searching for a hotel on TripAdvisor, users can see which hotels their Facebook friends and friends-of-friends have visited and reviewed. Users can share their reviews and ratings with their friends and publish their activity to their timelines. Users can also update their travel map and rate new experiences on Facebook.

•

Metasearch. We have offered a flight metasearch product since 2009 expanding internationally to 19 points of sale in 2012. In 2012, we invested in building a hotel metasearch product for our smartphone platforms and we currently plan to roll out our hotel metasearch product on our desktop and tablet platforms during the next three to six months. A metasearch display is an interface that shows hotel or flight availability and pricing information from multiple sources, without requiring the user to visit another website. We expect to continue to develop our metasearch capabilities, because we believe that by showing users real-time pricing and availability wherever possible across our global points of sale, we can provide a better user experience while delivering highly qualified leads to our advertising partners.

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

•

Enhance International Offerings. We are focused on strengthening our broad global footprint. We are continuing to improve localization and grow our user base in Europe, Asia and South America, especially in emerging markets, such as Brazil, Russia and China. These and the other newer sites in Asia-Pacific represent a longer-term opportunity for us. We believe that China represents a large international opportunity for our business. We currently have two lead product offerings in the Chinese market—DaoDao and Kuxun—both headquartered in Beijing. We continue to invest heavily and operate at a loss in the Chinese market.

•

Acquisitions. We have a history of successfully acquiring and integrating companies that expand our footprint either geographically or in market sectors that are complementary to our flagship properties. We intend to continue to seek acquisition targets.

Business Model

We derive substantially all of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of our revenue is generated through a combination of subscription-based offerings, selling room nights on our transactional sites SniqueAway and Tingo, and other revenue including content licensing. In the year ended December 31, 2012, we earned $588 million of revenue from click-based advertising, $94 million in revenue from display-based advertising and $81 million in revenue from subscription-based offerings, transaction revenue and other revenue.

•

Click-Based Advertising Revenue. Our largest source of revenue is click-based advertising, which includes links to our partners’ booking sites and contextually-relevant branded and unbranded textlinks. Our click-based advertising partners are predominantly online travel agencies and direct suppliers in the hotel, airline and cruise product categories. Click-based advertising is generally priced on a cost-per-click, or CPC, basis, with payments from advertisers based on the number of users who click on each type of link. Most of our click-based advertising contracts can be terminated by the advertisers at will or on short notice.

•

Display-Based Advertising Revenue. We earn revenue from a variety of display-based advertising placements on our websites through which our advertising partners can promote their brands in a contextually-relevant manner. While our display-based advertising clients are predominately direct suppliers in the hotel, airline and cruise categories and online travel agencies, we also accept display advertising from marketing organizations, casinos, resorts and attractions, as well as advertisers from non-travel categories. We generally sell our display-based advertising on a cost per thousand impressions, or CPM, basis. Our display-based advertising products also include a number of custom-built products including the sponsorship of certain site features and functionality, as well as certain customized co-branded features.

•

Subscription-Based, Transaction and Other Revenue. We offer advertising via a subscription model that is sold for a flat fee per time period. Managed by our TripAdvisor for Business division, this advertising product, Business Listings, is currently offered to hotels, B&Bs and other specialty lodging properties and allows subscribers to list a website URL, email address and phone number on TripAdvisor-branded websites as well as to post special offers for travelers. Our Vacation Rentals product allows individual vacation property owners and property managers to pay a subscription fee to list properties on our Holiday Lettings and FlipKey websites, as well as on select TripAdvisor-branded websites. Other sources of revenue include selling room nights on our transactional sites, SniqueAway and Tingo, as well as content licensing arrangements with third-party sites.

Strategic Relationships

Click-Based Advertisers

We have click-based advertising relationships with the vast majority of the leading online travel agencies globally as well as a variety of other travel suppliers pursuant to which these companies purchase traveler leads from us, generally on a CPC basis. For the year ended December 31, 2012, approximately $204 million, or 27%, of our total revenue was derived from Expedia businesses. At the time of the spin-off from Expedia, or the Spin-Off, new commercial arrangements with Expedia-owned brands, including Expedia.com and Hotels.com were implemented. For a discussion of these commercial arrangements, see “Note 16—Related Party Transactions” in the notes to our consolidated and combined financial statements. For the year ended December 31, 2012, our two most significant advertising customers accounted for a combined 48% of total revenue. These and our other click-based advertising relationships are strategically important to us and most can be terminated by the advertiser at will or on short notice.

Content-Related Partnerships

We have a content licensing program utilized by over 575 partners across the world, including hotel chains, online travel agents, tourist boards, airlines and media sites. TripAdvisor also distributes its content through self-service HTML widgets, which are used on the websites of hotels, restaurants, attractions and destination marketing organizations. These products, which are available at no cost in the TripAdvisor Management Center, allow businesses and destinations to promote themselves by displaying their TripAdvisor ratings, reviews and awards. TripAdvisor widgets are presently found on more than 70,000 unique domains around the globe, reaching over 300 million people per month. Partners benefit from our user-generated content, such as reviews, ratings, photos and traveler forums. In addition we power review collection for a growing number of partners such as Accor Hotels, Wyndham Hotel Group and Easytobook.com, enabling them to proactively collect reviews from their own customers post-stay in their own branded environment. We have also developed partnerships with mobile carriers and device manufacturers.

Syndication Partners

We also syndicate our click-based advertising to third-party websites. The largest such syndication relationship is with Yahoo! Travel Guides, pursuant to which we provide “show prices” advertising on the Yahoo! Travel Guides’ hotel pages.

Marketing and Promotions

Our marketing programs are intended to build and maintain the value of our brands, promote consumer engagement and contributions, drive qualified clicks to our partners and strategically position our brands in the market. Our long-term success depends on our continued ability to maintain and increase the overall number of consumers flowing through our brand in a cost-effective manner, as well as our ability to attract consumers who will share their own content from their trips. Our marketing channels include SEM and search engine optimization. We also utilize customer relationship marketing in which we send relevant and engaging traveler communications to our members via email. We have a robust global public relations program that yields placements on a constant basis in major print and online publications. We continue to look for new ways to build brand awareness and expand new channels, which may include traditional media and social media channels including Facebook and Twitter to deepen customer engagement. We syndicate our content so that other sites can feature TripAdvisor branding and content. Lastly, marketing and product development initiatives are closely tied. We are constantly creating helpful features and functionality so that our consumers can discover more relevant travel and review content that they want to talk about and share with their friends.

Operations and Technology

We have assembled a team of highly skilled software engineers, computer scientists, data scientists, network engineers, and systems engineers whose expertise spans a broad range of technical areas, including a wide variety of open source operating systems, databases, languages, analytics, networking, scalable web architecture, operations, and warehousing technologies. We make significant investments in product and feature development, data management and personalization technologies, scalable infrastructures, networking, data warehousing, and search engine technologies. The TripAdvisor branded websites are powered primarily using Java programming language.

Our systems infrastructure, web and database servers for TripAdvisor branded websites are housed at two geographically separate facilities and have multiple communication links as well as continuous monitoring and engineering support. Each facility is fully self-sufficient and operational with its own hardware, networking, software, and content, and is structured in an active/passive, fully redundant configuration. Substantially all of our software components, data, and content are replicated in multiple datacenters and development centers, as well as being backed up at offsite locations. Our systems are monitored and protected though multiple layers of security. Several of our individual subsidiaries and businesses, including our subsidiaries in China, have their own data infrastructure and technology teams.

Competition

We face competition for users, advertisers and travel reviews. Our primary competitors include large search engines, such as Google, Microsoft’s Bing, Yahoo! and Baidu, and online travel agencies such as Expedia and Priceline, and their respective subsidiaries. We also compete with a wide range of other companies, including, among others, Facebook, Inc., Airbnb, Inc., Ctrip.com International, Ltd., HolidayCheck AG, HomeAway.com, Inc., Kayak Software Corporation, Qunar.com Information Technology Co. Ltd., trivago GmbH and Yelp, Inc. Certain of the companies we do business with, including some of our click-based advertising partners, are also our competitors. The consolidation of our competitors and partners, including Expedia (through its investment in trivago) and Priceline (through its announced acquisition of Kayak), may affect our competitiveness and partner relationships. As the market evolves for online travel content and the technology supporting it, including new platforms such as smartphone and tablet computing devices, we anticipate that the existing competitive landscape will change and new competitors may emerge.

Competition for Content and Travel Reviews

We are the world’s largest global platform for travel-related reviews and opinions. We face competition in the travel review space from online travel agencies, such as Expedia and Priceline and their respective subsidiaries, which solicit reviews from travelers who book travel on their websites. Moreover, networks with significant installed user bases such as Google (for example, via Google + Local and Google Hotel Finder) have begun to, and other networks or platforms, like Facebook, could choose to, compete more directly with us by attracting and accumulating user-generated travel reviews and opinions or may pursue the acquisition of travel-related content directly from consumers.

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

Competition for Advertisers

We compete with search engines, such as Google, Bing, and Yahoo!, online media companies and ad networks, as well as offline advertising sources, such as television and print media, for travel supplier, online travel agency and other travel-related advertising budgets. These competitors have large client bases and significantly greater resources than we have and competition from these parties could cause us to lose advertising customers or shares of advertising expenditures. However, we believe that our large audience of highly-qualified, highly-engaged users makes TripAdvisor an important strategic buy for online travel agents and hotel partners.

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

Segment and Geographic Areas

We have one reportable segment. Segment and geographical information is contained in “Note 17— Segment Information” in the notes to our consolidated and combined financial statements.

Employees

As of December 31, 2012, we had approximately 1,575 employees. Of these employees, approximately 925 were based in the United States. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

If we or our partners are unable to successfully monetize our user traffic, or if our partners choose not to advertise with us, or choose to reduce their spending with us, our financial performance could be materially adversely affected.

Even if we succeed in driving traffic to our websites, neither we nor our partners may be able to monetize this traffic or otherwise retain consumers. We maintain relationships with our click-based advertising partners, predominantly online travel agencies and direct suppliers in the hotel and airline product categories, and include their data and content in our search results. The loss of existing relationships with our partners, or an inability to continue to add new ones, may result in our hotel metasearch display providing incomplete pricing, availability and other information, which could reduce user confidence and have an adverse impact on traffic. A metasearch product is an interface that displays availability and pricing information from multiple sources on one page. Our revenues are based significantly on CPC pricing and volume of clicks by our users. We expect that click volume may decrease as a result of our transition to hotel metasearch display, but that CPC pricing levels will rise. To the extent that the expected increase in CPC pricing levels does not sufficiently offset the expected drop in click volume, our financial performance may be materially adversely affected. We cannot guarantee that our partners will continue to advertise with us. If our partners choose not to advertise with us, or choose to reduce their spending with us, our financial performance may be materially adversely affected.

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

We rely heavily on Internet search engines such as Google, including through the purchase of travel-related keywords, to generate traffic to our websites. We obtain a significant amount of traffic via search engines and, therefore, utilize techniques such as SEO and SEM to improve our placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects our paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent. Furthermore, our failure to successfully manage our SEO and SEM strategies could result in a substantial decrease in traffic to our websites, as well as increased costs if we were to replace free traffic with paid traffic.

In addition, to the extent that Google (including Google + Local and Google Hotel Finder) and ) Bing (including Bing Travel), or other leading search or metasearch engines that have a significant presence in our key markets, disintermediate online travel agencies or travel content providers by offering comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be a material adverse impact on our business and financial performance. For example, during 2011, Google completed its acquisition of flight search technology company ITA Software and separately made changes to its hotel search results, including both expanding and promoting the use of Google + Local. To the extent these actions have a negative effect on our search traffic, our business and financial performance could be adversely affected.

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

Most recently, beginning in 2008, domestic and global economic conditions deteriorated rapidly, resulting in increased unemployment and a reduction in available budgets for both business and leisure travelers, which slowed spending on the services that we provide. The global economy remains in a fragile state and may be adversely impacted by a number of negative economic developments including defaults on government debt, significant increases in fuel and energy costs, tax increases and other matters that could reduce discretionary spending, continued tightening of credit markets, further declines in consumer confidence, and policy missteps. Further weakness in the global economy could create uncertainty for travelers and suppliers, and result in reduced spending by advertisers. These conditions could have a material adverse impact on our business and financial performance.

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

Click-based advertising accounts for the majority of our advertising revenue. Any changes we make to our business model, including a transition to a hotel metasearch display, may impact our advertising revenue in ways that we do not expect. If our partners do not receive the benefits they expect from their advertising spend with us, they may reduce their spending. In addition, if new, more effective advertising models were to emerge, there can be no assurance that we will have the ability to offer these models, or offer them in an effective manner. To the extent new technology platforms, such as smartphone and tablet computing, begin to take market share from established platforms, there can be no assurance that our existing advertising models will operate successfully on these new platforms, or work as effectively as on the desktop computer platform.

Furthermore, our CPC pricing for click-based advertising depends, in part, on competition between advertisers. If our large advertisers become less competitive with each other, merge with each other or with our competitors, focus more on per-click profit than on traffic volume, or are able to reduce CPCs, this would have an adverse impact on our CPCs which would, in turn, have an adverse effect on our business, financial condition and results of operations.

We rely on a relatively small number of significant advertisers and any reduction in spending by or loss of those advertisers could seriously harm our business.

We derive a substantial portion of our revenue from a relatively small number of significant advertisers. If any of our significant advertisers were to cease or to significantly curtail advertising on our websites, we could experience a rapid decline in our revenue over a relatively short period of time. For example, for the year ended December 31, 2012, our two most significant advertising customers accounted for a combined 48% of total revenue.

Changes we make to our user experience and business model may not yield the benefits we expect and may have adverse impacts that we did not anticipate.

We are continually working to improve our user experience and business model in order to drive user traffic and conversion rates. We can give no assurances that the changes we make will yield the benefits we expect and will not have adverse impacts that we did not anticipate. If we reverse any of the changes we make to our user experience or business model we may incur additional costs, reputational harm and a decline in user traffic and advertising revenue.

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

Because the online marketing industry is relatively new and rapidly evolving, it uses different methods than traditional media to gauge its effectiveness. Some of our potential customers have little or no experience using the Internet for advertising and marketing purposes and have allocated only limited portions of their advertising and marketing budgets to the Internet. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. As a result, we are continually evaluating changes to aspects of our business model to keep pace with the expectations of users and advertisers, and these changes may not yield the benefits we expect. In particular, we are dependent on our clients’ adoption of new metrics to measure the success of online marketing campaigns. We may also experience resistance from traditional advertising agencies who may be advising our clients. Any lack of growth in the market for various online advertising models could have an adverse effect on our business, financial condition and results of operations.

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

We may experience difficulty in achieving meaningful consumer adoption of, and creating a viable advertising market via, our applications for smartphone computing devices, which could harm our business.

In general, our content was originally designed for users accessing the Internet on a desktop or laptop computer. The number of people who access the Internet through devices other than personal computers has increased substantially in the last few years. Although we have developed services and applications to address the smaller screens, and less convenient typing capabilities of these devices, the efficacy of the smartphone advertising market is still developing. Moreover, if our smartphone computing services prove to be less effective for users seeking to research travel through these devices or less economically attractive for advertisers and the smartphone segment of Internet traffic grows at the expense of traditional computer and tablet Internet access, we may experience difficulty attracting and retaining traffic and, in turn, advertisers, on these platforms. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that we may encounter in developing versions of our offerings for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of our services on such devices. To the extent that revenue generated from advertising placed on smartphone computing devices becomes increasingly more important to our business and we fail to adequately evolve and address this market, our business and financial performance could be negatively impacted.

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

We may face increased competition to the extent that competitors pursue a strategy to maximize the creation of commercially valuable online content at significant scale. For example, if any of the large search engines, online travel agencies or other companies chose to compete more directly with us in the travel review space, we may face loss of business or other adverse financial consequences since those entities generally possess significantly greater consumer bases, financial resources, distribution channels and patent portfolios. For example, Google + Local, with its aggregated reviews and local recommendations, competes with us. Further, Google’s access to more comprehensive data regarding user search queries through its search algorithms gives it a significant competitive advantage over other companies in the industry, including us. If this data is used competitively by Google, sold to online publishers or given away for free, our business may face increased competition from companies, including Google, with substantially greater resources, brand recognition and established market presence. Facebook may also compete with us in new and unknown ways. For example, if significant numbers of users adopt Facebook’s newly released Graph Search to get travel recommendations, it could have the effect of reducing traffic and user engagement on TripAdvisor. We could also face competition from online travel agents that may be in a position to accumulate and develop a comprehensive offering of travel-related reviews and resources. The barriers to entry for these companies may be limited given their access to travel-related information and relationships with consumers. If online travel agents were to more aggressively pursue our market, the number of visitors to our websites may be negatively affected, which would, in turn, negatively impact our community and ability to collect content and also to reduce our ability to attract advertisers. Online travel agents are also a meaningful source of revenue for us, so if in competing with us, these companies decide to reduce or eliminate their business with us, and it could significantly impact our results of operations and financial condition. Any of these competitors may announce new products, services or enhancements that attract users.

Many of our competitors have significantly greater financial, technical, marketing and other resources compared to us as well as large client bases. In addition, we compete with newspapers, magazines and other traditional media companies that provide offline and online advertising opportunities. We expect to face additional competition as other established and emerging companies enter the travel advertising market. Certain of the companies we do business with, including some of our click-based advertising partners, are also our competitors. The consolidation of our competitors and partners, including Expedia (through its investment in trivago) and Priceline (through its announced acquisition of Kayak), may affect our relative competitiveness and our partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites. For example, Google (through its launch of Google Hotel Finder, acquisition of ITA Software, evolution and expansion of Google + Local and preferred top placement of Places results in Google organic travel search results), Microsoft’s Bing (through its launch of Bing Travel), have each taken steps to appeal more directly to travel customers, which could lead to diversion of customer traffic to their own websites or those of a favored partner, or undermine our ability to obtain prominent placement in paid or unpaid search results at a reasonable cost, or at all. Competition in our industry may result in pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and financial performance.

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

We use technology and processes to monitor the quality of and to identify any anomalous metrics associated with, the Internet traffic that we deliver to online advertisers. These metrics may be indicative of low quality clicks such as non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic, or traffic that online advertisers deem to be invalid, will be delivered to such online advertisers. As a result, we may be required to credit amounts owed to us by our advertisers. Furthermore, low-quality or invalid traffic may be detrimental to our relationships with advertisers, and could adversely affect our advertising pricing and revenue.

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

Our success depends in part on continued innovation to provide features and services that make our websites and smartphone and tablet computing applications useful for travelers. Our competitors are continually developing innovations in online travel-related services and features. If we are unable to provide quality features and services that travelers want to use, then travelers may become dissatisfied and use a competitor’s offerings. If we are unable to continue offering innovative products and services, we may be unable to attract additional users, which could adversely affect our business and financial performance.

Our culture emphasizes rapid innovation and prioritizes user engagement over short-term financial results.

We have a culture that encourages employees to quickly develop and release new and improved products, which may at times result in unintended consequences or decisions that are poorly received by users or advertisers. Our culture also prioritizes user engagement, or website “stickiness,” over short-term financial results. We have taken actions in the past and may continue to make product decisions going forward that have the effect of reducing our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience and/or conversion rates and CPC pricing, and will thereby improve our financial performance over the long-term. The short-term reductions in revenue or profitability could be more severe than we anticipate. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with users and advertisers, and our business and results of operations could be harmed. For example, if our hotel metasearch product is not embraced by our users or advertising partners, our business and financial results could be adversely affected.

We may not be able to successfully expand into the vacation rental marketplace.

We offer vacation rental services through our U.S.-based FlipKey and U.K.-based Holiday Lettings businesses, as well through various partnerships. The online vacation rental market is relatively new and is rapidly evolving, and limited data is currently available regarding the market and industry. Our vacation rental services may not succeed, and, even if successful, our revenues may not increase. These new services could also increase our operating costs. Furthermore, a larger competitor exists in the vacation rental space, with significantly more users and listed properties, and new competitors with significant financial resources are continually emerging. If property owners and managers do not perceive the benefits of marketing their properties online or marketing their properties with several intermediaries, then the market for our services may not develop as expected, or it may develop more slowly than expected, either of which would slow the growth of our business and revenues.

Growth in use of TripAdvisor through our smartphone products as a substitute for use on personal computers and tablets may negatively affect our revenue and financial results.

We anticipate that the rate of growth in smartphone and tablet users will continue to exceed the growth rate of our overall users for the foreseeable future, in part due to our focus on developing smartphone and tablet products to encourage usage of TripAdvisor. Although the substantial majority of smartphone users also access and engage with our websites on personal computers and/or tablets, where we display advertising, our users could decide to increasingly access our products primarily through smartphone devices. We do not currently display graphic advertising on smartphones and our smartphone monetizing strategies are still developing. If users continue to increasingly access our smartphone products as a substitute for access through personal computers and/or tablets, and if we are unable to successfully improve monetization strategies for our smartphone users, our revenue and financial results may be negatively affected.

We may be subject to claims that we violated intellectual property rights of others, which claims are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in the Internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past, and may in the future receive, notices that claim we have misappropriated or misused other parties’ intellectual property rights. There may be intellectual property rights held by others, including patents, copyrighted works and/or trademarks, which cover significant aspects of our technologies or content. Any intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology or content found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, or content, which could require significant effort and expense and make us less competitive in the relevant market. Any of these results could harm our business and financial performance.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

We are party to a term loan in the amount of $400 million, as well as a revolving credit facility of $200 million. These arrangements may limit our ability to secure significant additional financing in the future on favorable terms. Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control.

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

We are party to a credit agreement providing for a revolving credit facility with a borrowing capacity of $200 million and a term of five years, as well as a five-year, $400 million term loan to TripAdvisor Holdings,

LLC. The agreements that govern the term loan and revolving credit facility contain various covenants, including those that limit our ability to, among other things:

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

Some members of the management and some directors of Expedia and TripAdvisor own both Expedia capital stock and our capital stock. In addition, Liberty Interactive Corporation controls the vote of approximately 56.6% of the combined voting power of our outstanding capital stock and also owns a significant number of shares of Expedia common stock. In addition, Mr. Diller serves as a director of TripAdvisor as well as Chairman and Senior Executive of Expedia. These circumstances could create, or appear to create, potential conflicts of interest when Expedia’s and our directors and executive officers face decisions that could have different implications for Expedia and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Expedia and us regarding terms of the agreements governing the Spin-Off and our relationship with Expedia following the Spin-Off, including the separation agreement, the employee matters agreement, the tax sharing agreement, the transition services agreement between us and Expedia or any commercial agreements between us and Expedia. Potential conflicts of interest could also arise if we enter into commercial arrangements with Expedia in the future.

We have adopted “corporate opportunity” provisions in our amended and restated certificate of incorporation that generally provide that no officer or director of TripAdvisor who is also an officer or director of Expedia will be liable to TripAdvisor or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to Expedia instead of TripAdvisor, or does not communicate information to TripAdvisor regarding a corporate opportunity that the officer or director has directed to Expedia. In addition, Expedia’s amended and restated certificate of incorporation renounces any interest or expectancy in certain corporate opportunities, which generally have the effect that no officer or director of Expedia who is also an officer or director of TripAdvisor will be liable to Expedia or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to us instead of Expedia, or does not communicate information to Expedia regarding a corporate opportunity that the officer or director has directed to us. The corporate opportunity provisions may have the effect of exacerbating the risk of conflicts of interest between Expedia and us because the provisions effectively shield an overlapping director/executive officer from liability for breach of fiduciary duty in the event that such director or officer chooses to direct a corporate opportunity to us instead of to Expedia or vice versa.

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

In addition, a sale or disposition of the stock of Expedia or our stock by certain persons that own 5% or more of any class of our stock could disqualify the tax free status of the Spin-Off. Liberty Interactive Corporation and its affiliates own stock of TripAdvisor representing 56.6% by vote and 21.7% beneficial ownership. Accordingly, in evaluating our ability to engage in certain transactions involving our equity securities, it is possible that Expedia and we will need to take into account the activities of Liberty Interactive Corporation and its affiliates.

We rely on information technology to operate our business and maintain competitiveness, and any failure to adapt to technological developments or industry trends could harm our businesses.

We depend on the use of sophisticated information technologies and systems. As our operations grow in size and scope, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our services in response to competitive service and product offerings. The emergence of alternative platforms such as smartphone and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner.

If we fail to manage our growth effectively, our brand, results of operations and business could be harmed.

We have experienced rapid growth in our headcount and operations, which places substantial demands on management and our operational infrastructure. We intend to make substantial investments in our technology, sales and marketing and community management organizations. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, including employees in international markets, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

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

We depend on our key personnel.

Our future success depends upon the continued contributions of our senior corporate management. In particular, the contributions of Stephen Kaufer, our President, Chief Executive Officer and a director, are critical to our overall management. Our future success will depend on the performance of our senior management and key employees. We cannot ensure that we will be able to retain the services of these key personnel or any other member of our senior management or key employees, the loss of whom could seriously harm our business. We do not maintain any key person life insurance policies.

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

Liberty Interactive Corporation currently is a controlling shareholder.

Liberty Interactive Corporation effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of our common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires separate class votes). Liberty’s control of us, as well as the existing provisions of our organizational documents and Delaware law, may discourage or prevent a change of control of us, which may reduce the market price of our common stock.

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

We conduct a significant and growing portion of our business outside the United States. As a result, we face exposure to movements in currency exchange rates, particularly those related to the Euro, British pound sterling, Singapore dollar and Chinese renminbi. These exposures include, but are not limited to re-measurement gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur.

Depending on the size of the exposures and the relative movements of exchange rates, if we were to choose not to hedge or were to fail to hedge effectively our exposure, we could experience a material adverse effect on our financial statements and financial condition. As seen in some recent periods, in the event of severe volatility in exchange rates the impact of these exposures can increase, and the impact on results of operations can be more pronounced. In addition, the current environment and the increasingly global nature of our business have made hedging these exposures both more complex and costly. We hedge certain short-term foreign currency exposures with the purchase of forward exchange contracts. These hedge contracts only help mitigate the impact of changes in foreign currency rates that occur during the term of the related contract period and carry risks of counter-party failure. There can be no assurance that our hedges will have their intended effects.

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

Until recently, we have never operated as a stand-alone public company. As a public company, we incur significant legal, accounting and other expenses and are subject to rules and regulations that regulate corporate governance practices of public companies, including the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002, as amended, and rules promulgated by NASDAQ. We expect that compliance with these public company requirements will make some activities more time consuming and may result in a diversion of management’s time and attention from revenue—generating activities. For example, in 2012 we created new board committees, adopted new internal controls and disclosure controls and procedures, and devoted and will continue to devote significant management resources to our SEC reporting requirements.

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

There has been a public market for our common stock only since December 2011. The market price of our common stock is affected by a number of factors, including:

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

For the period ended December 31, 2012, the average daily trading volume of our common stock on The NASDAQ Global Select Market was approximately 2.5 million shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of the common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If Liberty or some other stockholder sells substantial amounts of our common stock in the public market, or if there is a perception in the public market that Liberty might sell shares of our common stock, the market price of our common stock could decrease significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

We lease approximately 119,000 square feet for our corporate headquarters in Newton, Massachusetts, pursuant to a lease with an expiration date of April 2015.

We also lease an aggregate of approximately 144,000 square feet at 21 other locations across North America, Europe and Asia Pacific, primarily for our international management teams, sales offices, and subsidiary headquarters, pursuant to leases with expiration dates through June 2023.

We believe that our current facilities are adequate for our current operations and that additional leased space can be obtained on reasonable terms if needed. We do not own any real estate as of December 31, 2012.

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

Market Information

Our common stock began trading on The NASDAQ Global Select Market, or NASDAQ, on December 21, 2011 under the trading symbol “TRIP.” Before then, there was no public market for our common stock. On February 8, 2013, the closing price of our common stock reported on NASDAQ was $47.02 per share.

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on NASDAQ during the period indicated.

	High	Low
Year ended December 31, 2012:
Fourth Quarter 2012:	$47.00	$28.63
Third Quarter 2012:	$47.81	$31.71
Second Quarter 2012:	$46.30	$33.23
First Quarter 2012:	$36.86	$24.57

Year ended December 31, 2011:
Fourth Quarter 2011:	$30.00	$23.99

There is no established public trading market for our shares of Class B common stock.

Performance Comparison Graph

The following graph provides a comparison of the total stockholder return from December 21, 2011 to December 31, 2012 of an investment of $100 in cash on December 21, 2011 for TripAdvisor, Inc. common stock and an investment of $100 in cash on December 21, 2011 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor’s 500 Index (the “S&P 500 Index”), (iii) the Standard and Poor’s Information Technology Index (the “S&P Information Technology Index”) and (iv) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and service companies and e-commerce companies. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Data for the S&P 500 Index, the S&P Information Technology Index, the NASDAQ Composite Index, and the RDG Internet Composite Index assume reinvestment of dividends. We have never paid dividends on our common stock.

This performance comparison graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing of TripAdvisor, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or any filing under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate this information by reference into any such filing, and will not otherwise be deemed incorporated by reference into any other filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference.

Holders of Record

As of February 8, 2013, there were 130,105,917 outstanding shares of our common stock held by 3,170 stockholders of record, and 12,799,999 outstanding shares of our Class B common stock held by one stockholder of record.

Dividends

We have never declared or paid dividends. Our ability to pay dividends is limited by the terms of a credit agreement, dated as of December 20, 2011, that provides for a revolving credit facility and a term loan. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities

During the year ended December 31, 2012, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

Issuer Purchases of Equity Securities

Our Board of Directors did not authorize the repurchase of any shares during the year ended December 31, 2012. In February 2013, we announced that our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. We intend to use available cash and future cash from operations to fund repurchases under the share repurchase program. The repurchase program has no expiration but may be suspended or terminated by the Board of Directors at any time. The Executive Committee of our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the company and its stockholders.

Equity Compensation Plan Information

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

We have derived the following selected financial data presented below from the consolidated and combined financial statements and related notes. The information set forth below is not necessarily indicative of future results and should be read in conjunction with the consolidated and combined financial statements and related notes appearing in Item 8 “Financial Statements and Supplementary Data” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
(in thousands, except per share data)
Consolidated and Combined Statements of Operations Data:
Revenue	$559,215	$426,045	$313,525	$212,375	$200,578
Related-party revenue from Expedia	203,751	211,018	171,110	139,714	97,668

Total revenue	762,966	637,063	484,635	352,089	298,246
Operating income	296,296	272,757	226,300	168,178	124,883
Net income attributable to TripAdvisor, Inc.	194,069	177,677	138,776	102,427	72,371
Net income per share attributable to TripAdvisor, Inc. available to common shareholders:
Basic(1)	$1.39	$1.33	$1.04	$0.77	$0.54
Diluted(1)	1.37	1.32	1.04	0.77	0.54
Shares used in computing net income per share:
Basic(1)	139,462	133,461	133,461	133,461	133,461
Diluted(1)	141,341	134,865	133,461	133,461	133,461

	Year Ended December 31,
	2012	2011	2010	2009	2008
(in thousands)
Consolidated and Combined Balance Sheet Data:
Cash and cash equivalents, short and long term marketable securities(2)	$585,733	$183,532	$93,133	$31,364	$8,001
Working capital (deficit)(2)	436,854	151,792	34,112	(78,560)	(201,962)
Total assets(2)	1,299,194	835,886	722,889	574,826	515,963
Long-term debt, less current portion(3)	340,000	380,000	—	—	—
Total stockholders’ equity and invested equity(4)	726,968	293,537	539,632	389,914	242,900

	Year Ended December 31,
	2012	2011	2010	2009	2008
(in thousands)
Other Financial Data:
Adjusted EBITDA(5)	$352,474	$322,918	$260,963	$197,219	$146,626

(1)	See “Note 2—Significant Accounting Policies” in the notes to the consolidated and combined financial statements in Item 8 below regarding our calculation of earnings per share numbers.
(2)	Includes one-time exercise proceeds of $214.5 million related to stock warrant exercises for the year ended December 31, 2012. See “Note 4—Stock Based Awards and Other Equity Instruments” in the notes to the consolidated and combined financial statements in Item 8 below for additional information on our equity based instruments.
(3)	See “Note 8—Debt” in the notes to the consolidated and combined financial statements in Item 8 below for information regarding our long-term debt.

(4)	See our consolidated and combined statements of changes in stockholders’ equity and “Note 15—Stockholders’ Equity” in the notes to the consolidated and combined financial statements in Item 8 below for additional information on changes to our stockholders’ equity and invested capital.
(5)	To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA, a non-GAAP financial measure, within this Annual Report on Form 10-K. Adjusted EBITDA is the primary metric by which management evaluates the performance of our business and on which internal budgets are based. We define “Adjusted EBITDA” as operating income, excluding depreciation of property and equipment, which includes internal use software and website development, amortization of intangible assets, stock-based compensation and non-recurring expenses incurred to affect the Spin-Off from Expedia during the year ended December 31, 2011. See a discussion of “Adjusted EBITDA” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Annual Report on Form 10-K.

We have provided a reconciliation below of adjusted EBITDA to operating income, the most directly comparable GAAP financial measure.

	Year Ended December 31,
	2012	2011	2010	2009	2008
(in thousands)
Reconciliation of Adjusted EBITDA:
Adjusted EBITDA	$352,474	$322,918	$260,963	$197,219	$146,626
Depreciation	(19,966)	(18,362)	(12,871)	(9,330)	(5,022)
Amortization of intangible assets	(6,110)	(7,523)	(14,609)	(13,806)	(11,161)
Stock-based compensation(1)	(30,102)	(17,344)	(7,183)	(5,905)	(5,560)
Spin-off costs	—	(6,932)	—	—	—

Operating income	$296,296	$272,757	$226,300	$168,178	$124,883

(1)	Includes a one-time expense of $8 million for the year ended December 31, 2011, the majority of which was recorded to general and administrative expense, primarily due to the modification of vested Expedia stock options that were unexercised at the date of the Spin-Off. See “Note 4—Stock Based Awards and Other Equity Instruments” in the notes to the consolidated and combined financial statements in Item 8 below for additional information on our stock-based compensation.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the world’s largest online travel company, empowering users to plan and have the perfect trip. Our travel research platform aggregates reviews and opinions from our community about destinations, accommodations (including hotels, resorts, motels, B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. Our branded websites include tripadvisor.com in the United States and localized versions of the website in 29 other countries, including China under the brand daodao.com. Our branded websites globally have received more than 60 million unique visitors (according to July 2012 comScore), and we have built a base of more than 44 million marketable members, which are members we have permission to email on a regular basis, and we feature over 75 million reviews and opinions, as measured by our own log files. Beyond travel-related content, our websites also include links to the websites of our customers, including travel advertisers, allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we now manage and operate 20 other travel brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector.

Executive Summary

Our financial results are currently principally dependent on our ability to drive our click-based advertising revenue. We continue to invest in areas of potential click-based revenue growth, including our social, mobile and global initiatives, while also focusing on growing both our subscription-based products, such as Vacation Rentals and Business Listings, and our transaction—based businesses, which include SniqueAway and Tingo. We have leveraged our position as the largest online travel company to become an important partner for online advertisers – including hotels, online travel agencies and other travel-related service providers—by providing our customers with access to our large audience of highly-qualified, highly-engaged users. The key drivers of our click-based advertising revenue are described below, as well as a summary of our key growth areas and the current trends impacting our business.

Key Drivers of Click-Based Advertising Revenue

For the years ended December 31, 2012 and 2011, 77% and 79%, respectively, of our total revenue came from our core cost-per-click, or CPC, based lead generation product. The key drivers of our click-based advertising revenue include the growth in hotel shoppers, user conversion and lead pricing. Total traffic growth, or growth in monthly visits from unique IP addresses is reflective of our overall brand growth. We track and analyze sub-segments of traffic and its correlation to revenue generation and utilize hotel shoppers as an indicator of revenue growth. We use the term “hotel shoppers” to refer to users who view a listing of hotels in a city or visitors who view a specific hotel page.

After hotel shoppers, the second driver of our business is user conversion, which is a measure of how many hotel shoppers ultimately click on a CPC link that generates revenue for us. User conversion on our site is primarily driven by three factors: merchandising, commerce coverage and choice. We think of merchandising as the number and location of ads that are available on a page; commerce coverage is whether we have a client who can take an online booking for a particular property; and choice is the number of clients available for any given property, allowing the user to shop for the best price. In summary, our CPC revenue depends on the number of hotel shoppers that are interested in a property, whether there is a commerce link available for that hotel shopper to click on for that property and whether there are several commerce choices available for that property, so the hotel shopper can shop around. The other key driver that we look at is the CPC price that online travel agencies and hoteliers are willing to pay us for our leads.

Key Growth Areas

We continue to invest in areas of potential growth, including our social, mobile and global initiatives as well as our subscription-based products, such as Vacation Rentals and Business Listings.

Social. Our Wisdom of Friends initiative is a core component of our strategic growth plan; 76% of respondents to a recent Nielsen study cited “recommendations from people I know” as the information source that they trust most. We believe that having a strong social presence drives traffic to and engagement on our sites and improves the sites’ “stickiness” amongst the users. As a result, we continue to deepen our integration with Facebook. As of December 31, 2012, and according to AppData, an independent application tracking traffic service, TripAdvisor has averaged more than 40 million monthly Facebook users via it’s TripAdvisor Facebook application id. We offer these Facebook users a personalized and social travel planning experience that enables travelers to engage first with their own Facebook friends’ reviews and opinions when planning their perfect trip on TripAdvisor.

Mobile. Mobile is an investment area that is geared towards creating a more complete user experience by reinforcing the TripAdvisor brand when users are in-market. In the year ended December 31, 2012, we saw strong mobile user uptake, as aggregate downloads of our TripAdvisor, City Guides, and SeatGuru apps more than doubled to 31 million and during the fourth quarter of 2012 we averaged more than 45 million monthly unique users on mobile devices, as measured by our own log files. We believe that travelers will increasingly use mobile devices, including smartphones and tablets, to conduct travel research and planning.

Vacation Rentals. Our Vacation Rentals product addresses a highly-fragmented $85 billion per-year vacation rental industry, according to a 2010 Radius Global Market study. Historically, we have built our supply content through acquisitions, namely our U.S.-based FlipKey and U.K.-based HolidayLettings businesses, but during the fourth quarter of 2011 we announced partnerships aimed at increasing our supply content. We had more than 300,000 properties as of December 31, 2012, up more than 50% during the year, and we believe our highly-engaged and motivated community create a competitive advantage for us in this market.

Business Listings. Created in early 2010, our Business Listings product enables hotel and accommodation owners to list pertinent property information on TripAdvisor, bringing them closer to potential customers and thereby increasing direct bookings. In the year ended December 31, 2012, we grew our Business Listings customer base over 40% to 50,000 subscribers, still representing just over 7% of our current hotel and accommodation listings on TripAdvisor branded sites. We continue to expand our sales force and improve features to grow our subscriber base.

Current Trends Affecting Our Business

Increasing Competition. The travel review industry and, more generally, the business of collecting and aggregating travel-related resources and information, continue to be increasingly competitive. In recent years, an increasing number of companies, such as search companies Google Inc. and Baidu.com, Inc. and several large online travel agencies, have begun to collect and aggregate travel information and resources. We plan to continue to invest in order to remain the leading source of travel reviews as well as continuing to enhance our content and user experience.

Increasing Use of Internet and Social Media to Access Travel Information. Commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets. We believe that this trend will create strategic growth opportunities, allowing us to attract new consumers and develop unique and effective advertising solutions. Consumers are increasingly using online social media, such as Facebook, as a means to communicate and exchange information, including travel information and opinions. We have made significant efforts related to social networking in order to leverage the expanding use of this channel and enhance traffic diversification and user engagement. We are also continually adapting our user experience in response to a changing internet environment and usage trends. For example, in 2012 we invested in building a hotel metasearch product for our smartphone platforms and we currently plan to roll out our hotel metasearch product on our desktop and tablet platforms during the next three to six months. We expect to continue to develop our metasearch capabilities, because we believe that by showing users real-time pricing and availability wherever possible across our global points of sale, we can provide a better user experience while delivering highly qualified leads to our advertising partners.

Increasing Mobile Usage. Consumers are increasingly using smartphone and tablet computing devices to access the Internet. To address these demands, we continue to extend the platform to develop smartphone and tablet applications to allow greater access to our travel information and resources. Although the substantial majority of our smartphone users also access and engage with our websites on personal computers and tablets where we display advertising, our users could decide to increasingly access our products primarily through smartphone devices. Historically we have not displayed graphic advertising on smartphones and our smartphone monetization strategies are still developing. Improvement of our mobile offerings is a key company priority which we believe is necessary to help us maintain and grow our user base and engagement over the long term and we will continue to invest and innovate in this growing platform.

Click-Based Advertising Revenue. In recent years, the majority of our revenue growth resulted from higher click-based advertising revenue due to increased traffic on our websites and an increase in the volume of clicks on our advertisers’ placements. Although click-based advertising revenue growth has generally been driven by traffic volume, we remain focused on the various factors that could impact revenue growth, including, but not limited to, the growth in hotel shoppers, CPC pricing fluctuations, the overall economy, the ability of advertisers to monetize our traffic, the quality and mix of traffic to our websites, and the quality and mix of traffic from our advertising placements to advertisers, as well as advertisers’ evolving approach to transaction attribution models and return on investment targets. We monitor and regularly respond to changes in these factors in order to strategically improve our user experience, customer satisfaction and monetization in this dynamic environment.

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

On December 20, 2011, following the close of trading on the NASDAQ Global Select Market (“NASDAQ”), the Spin-Off was completed, and TripAdvisor began trading as an independent public company on December 21, 2011. Expedia effected the Spin-Off by means of a reclassification of its capital stock that resulted in the holders of Expedia capital stock immediately prior to the time of effectiveness of the reclassification having the right to receive a proportionate amount of TripAdvisor capital stock. A one-for-two reverse stock split of outstanding Expedia capital stock occurred immediately prior to the Spin-Off, with cash paid in lieu of fractional shares.

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

In connection with the Spin-Off, on December 20, 2011, TripAdvisor Holdings, LLC distributed approximately $406 million in cash to Expedia in the form of a dividend. This distribution was funded through borrowings under a credit agreement, dated as of December 20, 2011, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent (this credit agreement, together with all exhibits, schedules, annexes, certificates, assignments and related documents contemplated thereby, is referred to herein as the “Credit Agreement”). Refer to “Note 8—Debt” in the notes to our consolidated and combined financial statements and our debt discussion in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources” below for further information on the Credit Agreement.

For purposes of governing certain of the ongoing relationships between us and Expedia at and after the Spin-Off, and to provide for an orderly transition, we and Expedia entered into various agreements, including, among others, the Separation Agreement; the Tax Sharing Agreement, the Employee Matters agreement, the Transition Services Agreement, and commercial agreements. The full texts of the Separation Agreement, the Tax Sharing Agreement, the Employee Matters Agreement, the Transition Services Agreement and the Master Advertising Agreement (CPC) are incorporated by reference on this Annual Report on Form 10-K as Exhibits 2.1, 10.2, 10.3, 10.4 and 10.6 (10.6 filed in redacted form pursuant to confidential treatment request), respectively. For information on our current relationship with Expedia and recent material transactions, refer to “Note 16—Related Party Transactions” in the notes to our consolidated and combined financial statements.

Segment

We have one reportable segment. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

Results of Operations

Selected Financial Data

(in thousands, except per share data)

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenue	$559,215	$426,045	$313,525	31%	36%
Related-party revenue from Expedia	203,751	211,018	171,110	(3%)	23%

Total revenue	762,966	637,063	484,635	20%	31%
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	12,074	10,873	7,345	11%	48%
Selling and marketing (2)	266,239	209,176	140,470	27%	49%
Technology and content (2)	86,640	57,448	43,321	51%	33%
General and administrative (2)	75,641	44,770	31,819	69%	41%
Related-party shared services fee	—	9,222	7,900	(100%)	17%
Depreciation	19,966	18,362	12,871	9%	43%
Amortization of intangible assets	6,110	7,523	14,609	(19%)	(49%)
Spin-off costs	—	6,932	—	(100%)	100%

Total costs and expenses	466,670	364,306	258,335	28%	41%

Operating income	296,296	272,757	226,300	9%	21%
Other income (expense):
Interest (expense) income, net	(10,871)	391	(241)	(2,880%)	262%
Other, net	(3,450)	(1,254)	(1,644)	175%	(24%)

Total other expense, net	(14,321)	(863)	(1,885)	1,559%	(54%)

Income before income taxes	281,975	271,894	224,415	4%	21%
Provision for income taxes	(87,387)	(94,103)	(85,461)	(7%)	10%

Net income	194,588	177,791	138,954	9%	28%
Net (income) loss attributable to noncontrolling interest	(519)	(114)	(178)	355%	(36%)

Net income attributable to TripAdvisor, Inc.	$194,069	$177,677	$138,776	9%	28%

Earnings per share attributable to TripAdvisor, Inc :
Basic	$1.39	$1.33	$1.04	5%	28%
Diluted	$1.37	$1.32	$1.04	4%	27%
Weighted average common shares outstanding:
Basic	139,462	133,461	133,461	4%	0%
Diluted	141,341	134,865	133,461	5%	1%
Other financial data:
Adjusted EBITDA (3)	$352,474	$322,918	$260,963	9%	24%

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$708	$578	$1,080
Amortization of website development costs included in depreciation	12,816	12,438	8,104

	$13,524	$13,016	$9,184
(2) Includes stock-based compensation as follows:
Selling and marketing	$4,622	$3,216	$2,101
Technology and content	11,400	3,931	2,661
General and administrative	14,080	10,197	2,421

(3)	See “Adjusted EBITDA” discussion below for more information and for a reconciliation of Adjusted EBITDA to operating income, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

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

We define “Adjusted EBITDA” as operating income, excluding depreciation of property and equipment, which includes internal use software and website development, amortization of intangible assets, stock-based compensation and non-recurring expenses incurred to effect the Spin-Off from Expedia during the year ended December 31, 2011. Adjusted EBITDA is the primary metric by which management evaluates the performance of its business and on which internal budgets are based. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. Adjusted EBITDA eliminates items that are either not part of our core operations such as the costs incurred in connection with the Spin-Off or those costs that do not require a cash outlay, such as stock-based compensation. Adjusted EBITDA also excludes depreciation and amortization expense, which are based on our estimates of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical costs and other factors and may not be indicative of current or future capital expenditures. We believe that by excluding certain items, such as stock-based compensation and non-recurring expenses, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business and allows investors to gain an understanding of the factors and trends affecting the ongoing cash earnings capabilities of our business, from which capital investments are made and debt is serviced.

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

The following table is a reconciliation of Adjusted EBITDA to operating income, the most directly comparable GAAP financial measure for the periods presented:

	Year ended December 31,
		(in thousands)
	2012	2011	2010
Adjusted EBITDA	$352,474	$322,918	$260,963
Depreciation (1)	(19,966)	(18,362)	(12,871)

OIBA (2)	332,508	304,556	248,092
Amortization of intangible assets	(6,110)	(7,523)	(14,609)
Stock-based compensation	(30,102)	(17,344)	(7,183)
Spin-Off costs	—	(6,932)	—

Operating income	296,296	272,757	226,300

(1)	Includes internal use software and website development costs.
(2)	Our primary operating metric prior to the Spin-Off for evaluating operating performance was Operating Income Before Amortization, or OIBA, as reported on our Form S-4, filed with the SEC on November 1, 2011. OIBA is defined as operating income plus: (1) amortization of intangible assets and any related impairment; (2) stock-based compensation expense; and (3) non-recurring expenses incurred to effect the Spin-Off during the year ended December 31, 2011. This operating metric is no longer being used by our management to measure operating performance and is only being shown above to illustrate the financial impact as we converted to a new operating metric post Spin-Off and is also currently used to calculate our annual obligation for our charitable foundation. Refer to, “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements”, below, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for information on our charitable foundation.

Reclassifications

Certain reclassifications have been made to conform the prior period’s data to the current format, which include the reclassifications of our redeemable noncontrolling interest on the consolidated balance sheets from accrued expenses and other current liabilities and the reclassification of accrued marketing costs from accounts payable to accrued expenses and other current liabilities. These reclassifications had no net effect on our consolidated and combined financial statements.

Revenue

We derive substantially all of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue through a combination of subscription-based offerings related to our Business Listings and Vacation Rentals products, transaction revenue from selling room nights on our transactional sites SniqueAway and Tingo, and other revenue including content licensing.

The following discussion of revenue includes references to the number of unique Internet protocol, or IP, addresses that visit TripAdvisor-branded sites each month. This metric is one of the metrics used by us to analyze revenue and is measured using internally developed analytical tools. Each unique IP address is only counted the first time it visits a TripAdvisor site during each calendar month. Our measurement of unique visitors does not include any visitors to our subsidiary sites that are not TripAdvisor-branded, nor does it include any individuals who view TripAdvisor content on other sites. While directionally indicative, unique IP address tracking has recently become less valuable as a revenue growth metric because of the continually increasing diversification of our site traffic and usage, particularly in light of our users’ engagement with non-hotel based site content, such as restaurants and attractions. As such, we believe that using hotel shoppers as a metric is a more useful indicator of future revenue growth and began to track this metric using internally developed analytical tools in 2012.

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	($ in millions)
Click-based advertising	$588	$500	$384	18%	30%
Display-based advertising	94	86	72	10%	19%
Subscription, transaction and other	81	51	29	58%	76%

Total revenue	$763	$637	$485	20%	31%

2012 vs. 2011

Revenue increased $126 million during the year ended December 31, 2012 when compared to the same period in 2011, primarily due to an increase in click-based advertising revenue of $88 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers during the year ended December 31, 2012, when compared to the same period for 2011, of over 30%, partially offset by lower clicks per hotel shopper due to our site redesign in September 2011, and lower revenue per click. Subscription, transaction and other revenue increased by $30 million during the year ended December 31, 2012, primarily due to growth in our subscription based products, Business Listings and Vacation Rentals products.

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

In addition to the above product revenue discussion, related-party revenue from Expedia, which consists primarily of click-based advertising, is as follows:

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	($ in millions)
Related party revenue from Expedia	$204	$211	$171	(3%)	23%
% of revenue	26.7%	33.1%	35.3%

TripAdvisor and Expedia entered into new commercial arrangements in connection with the Spin-Off, as discussed in “Note 16—Related Party Transactions” in the notes to our consolidated and combined financial statements. The new arrangements had terms of up to one year. In connection with the Spin-Off, Expedia expected to lower its CPC pricing by 10-15%. This change was rolled out throughout the fourth quarter of 2011, and trended towards the upper end of this expected discount range. Related-party revenue from Expedia decreased $7 million or 3% during the year ended December 31, 2012 when compared to the same period in 2011, primarily due to lower CPC pricing paid by Expedia, partially offset by higher click volume sent to Expedia in 2012.

Cost of Revenue

Cost of revenue consists of expenses that are closely correlated or directly related to revenue generation, including ad serving fees, flight search fees, credit card fees and data center costs.

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	($ in millions)
Cost of revenue	$12	$11	$7	11.0%	48%
% of revenue	1.6%	1.7%	1.5%

2012 vs. 2011

Cost of revenue increased $1 million during the year ended December 31, 2012 when compared to the same period in 2011, primarily due to increased credit card merchant fees.

2011 vs. 2010

Cost of revenue increased $4 million during the year ended December 31, 2011 when compared to the same period in 2010, primarily due to increased data center costs in support of higher site traffic and increased credit card merchant fees.

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

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	($ in millions)
Direct costs	$177	$137	$88	29%	57%
Personnel and overhead	89	72	52	25%	36%

Total selling and marketing	$266	$209	$140	27%	49%

% of revenue	34.9%	32.8%	29.0%

2012 vs. 2011

Direct selling and marketing costs increased $40 million during the year ended December 31, 2012 when compared to the same period in 2011, primarily due to increased search engine marketing costs, brand advertising costs and investments in social media costs. We increased our spending on social media in the year ended December 31, 2012 compared to the same period in 2011, in order to increase social engagement on our websites. Personnel and overhead costs increased $17 million during the year ended December 31, 2012 when compared to the same period in 2011, primarily due to an increase in headcount to support business growth, including international expansion.

2011 vs. 2010

Direct selling and marketing costs increased $49 million during the year ended December 31, 2011 when compared to the same period in 2010, primarily due to increased search engine marketing costs and other traffic acquisition costs. Personnel and overhead costs increased $20 million during the year ended December 31, 2011 when compared to the same period in 2010, primarily due to an increase in headcount to support business growth, including international expansion.

Technology and Content

Technology and content expenses consist of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing and maintenance of our website. Other costs include licensing and maintenance expense.

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	($ in millions)
Personnel and overhead	$80	$51	$40	56%	29%
Other	7	6	3	7%	74%

Total technology and content	$87	$57	$43	51%	33%

% of revenue	11.4%	9.0%	8.9%

2012 vs. 2011

Technology and content costs increased $30 million during the year ended December 31, 2012 when compared to the same period in 2011, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion, enhanced site features, extending our products onto smartphone and tablet platforms, and development of our new hotel metasearch product, as well as an increase in stock based compensation.

2011 vs. 2010

Technology and content costs increased $14 million during the year ended December 31, 2011 when compared to the same period in 2010, primarily due to increased personnel costs from increased headcount to support business expansion, including international site launches, enhanced site features and mobile initiatives.

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

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	($ in millions)
Personnel and overhead	$51	$37	$24	39%	52%
Professional service fees and other	25	8	8	203%	5%

Total general and administrative	$76	$45	$32	69%	41%

% of revenue	9.9%	7.0%	6.6%

2012 vs. 2011

General and administrative costs increased $31 million during the year ended December 31, 2012, when compared to the same period in 2011, due to increased personnel and overhead costs related to an increase in stock based compensation, as well as increased headcount to support business growth, and a full year of costs related to additional headcount and professional service fees to support our operations as a standalone public company in 2012. We also incurred increased professional service fees primarily related to legal and tax initiatives. In addition, in connection with the Spin-Off, we assumed Expedia’s obligation to fund a charitable foundation. Our expense related to the funding of this charitable foundation was $7 million for the year ended December 31, 2012.

2011 vs. 2010

General and administrative costs increased $13 million during the year ended December 31, 2011, when compared to the same period in 2010, primarily due to increased personnel costs from increased headcount as a result of the Spin-Off to support business growth and additional hiring in order to support our operations as a standalone public company and an additional $8 million in stock based compensation related to modification charges in connection with the Spin-Off. Refer to “Note 4—Stock Based Awards and Other Equity Instruments” in the notes to our consolidated and combined financial statements for information related to the stock-based award modification charges.

Related-Party Shared Services Fee

Prior to the Spin-Off, our related-party shared services fee was comprised of allocations from Expedia for accounting, legal, tax, corporate development, treasury, financial reporting, real estate management and included an allocation of employee compensation within these functions. These allocations were determined based on what we and Expedia considered to be reasonable reflections of the utilization of services provided or the benefit received by us.

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	($ in millions)
Related-party shared services fee	$—	$9	$8	(100%)	17%
% of revenue	0%	1.4%	1.6%

Related-party shared services fee costs incurred for the use of Expedia shared services ceased in connection with the Spin-Off. Refer to “Note 16—Related Party Transactions” in the notes to our consolidated and combined financial statements for further information on our relationship with Expedia.

Depreciation

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	($ in millions)
Depreciation	$20	$18	$13	9%	43%
% of revenue	2.6%	2.9%	2.7%

2012 vs. 2011

Depreciation expense increased $2 million during the year ended December 31, 2012 when compared to the same period in 2011 primarily due to increased amortization related to capitalized software and website development costs and additional depreciation of $1 million related to purchased software licenses and leasehold improvements.

2011 vs. 2010

Depreciation expense increased $5 million during the year ended December 31, 2011 when compared to the same period in 2010 primarily due to increased amortization of $4 million related to capitalized software and website development costs.

Amortization of Intangible Assets

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	($ in millions)
Amortization of intangible assets	$6	$8	$15	(19%)	(49	% )
% of revenue	0.8%	1.2%	3.0%

2012 vs. 2011

Amortization of intangible assets decreased $2 million during the year ended December 31, 2012 when compared to the same period in 2011, primarily due to the completion of amortization related to certain technology intangible assets.

2011 vs. 2010

Amortization of intangible assets decreased $7 million during the year ended December 31, 2011 when compared to the same period in 2010, primarily due to the completion of amortization of $3 million related to certain technology intangible assets and a decrease in amortization of $4 million related to the contingent purchase consideration for the acquisition of Holiday Lettings in June 2010.

Operating Income

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2011
	($ in millions)
Operating income	$296	$273	$226	9%	21%

% of revenue	38.8%	42.8%	46.7%

2012 vs. 2011

Operating income increased $23 million for the year ended December 31, 2012 when compared to the same period in 2011, primarily due to an increase in revenue of $126 million or 20%, which was partially offset by a corresponding increase to operating expenses of $103 million or 28%, respectively, particularly due to increased headcount and personnel costs to support business growth, including related stock based compensation, key initiatives, international expansion and operations as a standalone public company, and increased traffic acquisition costs to drive higher revenue.

2011 vs. 2010

Operating income increased $47 million for the year ended December 31, 2011 when compared to the same period in 2010, primarily due to an increase in revenue of $152 million or 31%, which was partially offset by a corresponding increase to operating expenses of $106 million or 41%, particularly in personnel costs to support business growth and traffic acquisition costs to drive higher revenue. Also included in total operating costs for the year ended December 31, 2011 is $7 million of costs incurred as part of the Spin-Off from Expedia, which will be non-recurring for 2012.

Interest (Expense) Income, Net

Interest expense is primarily related to interest incurred on our Term Loan and credit facilities for the year ending December 31, 2012. Amounts for the years ending December 31, 2011 and 2010 were not material.

Other, Net

Other, net is primarily comprised of net foreign exchange losses for the periods presented.

Provision for Income Taxes

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	($ in millions)
Provision for income taxes	$87	$94	$85	(7%)	10%
Effective tax rate	31.0%	34.6%	38.1%

2012 vs. 2011

Our effective tax rate was lower than the 35% federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes and accruals on uncertain tax positions. The change in the effective rate for 2012 compared to the 2011 rate was primarily due to an increase in earnings in jurisdictions outside the United States and a decrease in state income taxes, as well as the internal restructuring.

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

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations. As of December 31, 2012 we had $586 million of cash, cash equivalents and short and long-term available-for-sale marketable securities and at December 31, 2011 we had $184 million of cash and cash equivalents. As of December 31, 2012 approximately $311 million of our cash, cash equivalents and short and long-term marketable securities are held by our international subsidiaries, primarily in the United Kingdom, and are related to earnings we intend to reinvest permanently outside the United States. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $372 million as of December 31, 2012. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Cash held is primarily denominated in U.S. dollars.

Historically, the cash we generate has been sufficient to fund our working capital requirements, capital expenditures and to meet our long term debt obligations and commitments. Management believes that our cash and cash equivalents, combined with expected cash flows generated by operating activities and available cash from our credit facilities will be sufficient to fund our ongoing working capital requirements, capital expenditures, business growth initiatives, meet our long term debt obligations and commitments, and fund any potential acquisitions for at least the next 12 months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business growth initiatives, either of which could have a material adverse effect on our future financial condition or results of operations.

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

As of December 31, 2012 we are using a one-month interest period Eurocurrency Spread which is approximately 2.0% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal was repayable in quarterly installments on the last day of each calendar quarter in 2012 equal to 1.25% of the original principal amount, with $20 million paid during the year ended December 31, 2012. Principal payments will be equal to 2.5% of the original principal amount in each year thereafter, with the balance due on the final maturity date. A 25 basis point change in the interest rate on the current Term Loan balance would result in an increase or decrease to interest expense of approximately $1 million per annum.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. Immediately following the Spin-Off, $10 million was drawn down under the Revolving Credit Facility, which was repaid during the three months ended March 31, 2012. As of December 31, 2012 there are no outstanding borrowings under our Revolving Credit Facility.

During the years ended December 31, 2012 and 2011, we recorded total interest and commitment fees on our Credit Agreement of $8.7 million and $0.3 million, respectively, to interest expense on our consolidated statement of operations. All unpaid interest and commitment fee amounts as of December 31, 2012 and 2011 were not material.

The future minimum principal payment obligations due under the Credit Agreement related to our Term Loan is as follows (in thousands):

Year Ending December 31,	Principal Payments
2013	40,000
2014	40,000
2015	40,000
2016	260,000

Total	$380,000

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

As of December 31, 2012 we believe we are in compliance with all of our debt covenants.

Refer to “Note 8—Debt” in the notes to the consolidated and combined financial statements for additional information on our Credit Agreement. The full text of the Credit Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 20, 2011, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 4.2.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of December 31, 2012 and 2011, we had $32.1 million and $16.7 million of short term borrowings outstanding, respectively.

Certain of our Chinese subsidiaries entered into a RMB 138,600,000 (approximately $22 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration date. During the year ended December 31, 2012, this credit line was increased to RMB 189,000,000 (approximately $30 million). We currently have $21.8 million of outstanding borrowings from this credit facility as of December 31, 2012. Our Chinese Credit Facility—BOA currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of December 31, 2012.

In addition, during April 2012, certain of our Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). We currently have $10.3 million of outstanding borrowings from this credit facility as of December 31, 2012. Our Chinese Credit Facility—JPM currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of December 31, 2012.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The following table summarizes our material contractual obligations and minimum commercial commitments as of December 31, 2012:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Term Loan(1)	$380,000	$40,000	$80,000	$260,000	$—
Expected interest payments on Term Loan(1)	25,029	7,519	12,566	4,944	—
Chinese credit facilities(1)	32,145	32,145	—	—	—
Operating leases	23,782	6,730	8,436	2,558	6,058
Purchase obligations(2)	1,441	586	747	108	—

Total(3)(4)	$462,397	$86,980	$101,749	$267,610	$6,058

(1)	The amounts included as expected interest payments on the Term Loan in this table are based on the current effective interest rate and payment terms as of December 31, 2012, but, could change significantly in the future. Amounts assume that our existing debt is repaid at maturity and do not assume additional borrowings or refinancings of existing debt. See “Note 8—Debt” in the notes to the consolidated and combined financial statements for additional information on our Term Loan and Chinese Credit Facilities.
(2)	Excludes amounts already recorded on the consolidated balance sheet at December 31, 2012.
(3)	Excluded from the table was $23 million of unrecognized tax benefits, including interest and penalties, that we have recorded in other long-term liabilities for which we cannot make a reasonably reliable estimate of the amount and period of payment. We estimate that none of these amounts will be paid within the next year.
(4)	In connection with the Spin-Off, we assumed Expedia’s obligation to fund a charitable foundation. The Board of Directors of the charitable foundation is currently comprised of Stephen Kaufer- President and Chief Executive Officer, Julie M.B. Bradley-Chief Financial Officer and Seth J. Kalvert- Senior Vice President, General Counsel and Secretary. Our obligation was calculated at 2.0% of OIBA in 2012 and is expected to be calculated at 2.0% of Adjusted EBITDA for subsequent years. For a discussion regarding OIBA and Adjusted EBITDA see “Note 17—Segment Information” in the notes to the consolidated and combined financial statements. This future commitment has been excluded from the table above.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contingencies

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

Consolidated and Combined Cash Flow Statements Discussion:

Our cash flows are as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$239	$218	$197
Investing activities	$(244)	$(539)	$(140)
Financing activities	$190	$412	$4

2012 vs. 2011

Operating Activities

For the year ended December 31, 2012, net cash provided by operating activities increased by $21 million or 10% when compared to the same period in 2011, primarily due to an increase in net income of $17 million and an increase in non-cash items not affecting cash flows of $9 million, which is primarily related to increased stock based compensation, offset by a decrease in working capital movements of $5 million. The decrease in working capital movements in 2012 vs. 2011 was primarily driven by the classification of related party activity with Expedia of $17 million which was classified in operating activities in 2012, as compared to investing activities in the periods prior to the Spin-Off, offset by the timing of customer cash receipts and the timing of tax and vendor payments.

Investing Activities

For the year ended December 31, 2012, net cash provided by investing activities increased by $295 million when compared to the same period in 2011, primarily due to the cessation of net cash transfers to Expedia related to business operations in the periods prior to the Spin-Off in 2011 of $96 million and a distribution of approximately $406 million to Expedia immediately prior to the Spin-Off in 2011. This was primarily offset by the purchase of $219 million of marketable securities in 2012, as we began purchasing debt securities in the fourth quarter of 2012 under our new investment policy, described in “Note 2—Significant Accounting Policies” in the notes to our consolidated and combined financial statements in Item 8 below.

Financing Activities

For the year ended December 31, 2012, net cash provided by financing activities decreased by $222 million when compared to the same period in 2011 primarily due to funding related to our term loan facility borrowing in conjunction with the Spin-Off of $400 million in 2011. This was offset by proceeds from the exercise of our stock options and warrants of $231 million, net of payment of minimum withholding taxes related to the settlement of equity awards of $7 million in 2012. In addition we paid $20 million in principal payments on our Term Loan, a $10 million repayment of our outstanding borrowing on our Revolving Credit Facility, and paid $22 million to purchase the remaining shares of our noncontrolling interest in 2012.

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

Related Party Transactions

For information on our relationships with Expedia, Barry Diller and Liberty Interactive Corporation and recent material transactions and change in voting control in the fourth quarter of 2012, refer to “Note 16 – Related Party Transactions” in the notes to our consolidated and combined financial statements.

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

For more information on each of these policies, see “Note 2—Significant Accounting Policies” in the notes to our consolidated and combined financial statements. A discussion of information about the nature and rationale for our critical accounting estimates is below.

Recoverability of Goodwill and Indefinite and Definite-Lived Intangible Assets

Goodwill. We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. We assess goodwill, which is not amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). We have one reportable segment. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

In the evaluation of goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If we determine that it is not more likely than not that the fair value of goodwill is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the fair value of goodwill is less than its carrying amount, we then perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

Indefinite-Lived Intangible Assets. Intangible assets that have indefinite lives are not amortized and are tested for impairment annually on October 1, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Similar to the qualitative assessment for goodwill, we may assess qualitative factors to determine if it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, we compare the fair value of the indefinite-lived asset with its carrying amount. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, the individual asset is written down by an amount equal to such excess. The assessment of qualitative factors is optional and at our discretion. We may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and resume performing the qualitative assessment in any subsequent period.

As part of our qualitative assessment for our 2012 impairment analysis, the factors that we considered for our goodwill and indefinite-lived intangible assets included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) comparison of our current financial performance to historical and budgeted results, (f) changes in excess market capitalization over book value based on our current common stock price and latest consolidated balance sheet, and (g) comparison of the excess of the fair value of our of trade names and trademarks to the carrying value of those same assets, using the results of our most recent quantitative assessment. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined for our goodwill and indefinite-lived intangible assets that it was more likely than not that these assets were not impaired. Therefore no impairment charges were recognized to our consolidated statement of operations during the year ended December 31, 2012 for our goodwill or indefinite-lived intangible assets.

Since the annual impairment tests in October 2012, there have been no events or changes in circumstances to indicate any potential impairment and our goodwill and indefinite lived intangibles are not currently considered at risk. In the event that future circumstances indicate that any portion of our goodwill or our indefinite-lived intangibles is impaired, an impairment charge would be recorded.

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

Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset by determining if the carrying value of the asset exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset over the remaining economic life of the asset. If the recoverability test indicates that the carrying value of the asset is not recoverable, we will estimate the fair value of the asset using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset’s carrying amount and its estimated fair value. We have not identified any circumstances that would warrant an impairment assessment as of December 31, 2012.

For additional information on our goodwill, indefinite-lived intangibles and definite-lived intangibles refer to “Note 7—Goodwill and Intangible Assets, net” in the notes to our consolidated and combined financial statements.

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

Income Taxes

We compute and account for our income taxes on a separate tax return basis. We record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

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

We have not provided for deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that we intend to reinvest permanently outside the United States. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable, at this time, to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

Stock-Based Compensation

TripAdvisor Equity Grants Assumed at Spin-Off

All stock-based compensation included in our consolidated and combined financial statements prior to the Spin-Off relates to Expedia common stock options and restricted stock units (“RSUs”) held by TripAdvisor employees prior to the Spin-Off. The following methods were used to measure the fair value of these awards and we will continue to amortize the fair value thereof as follows for all pre-Spin-Off equity grants:

Stock Options. The value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) were measured at fair value, using the Black-Scholes option valuation model. The Black-Scholes model incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility was based on historical volatility of Expedia’s common stock and other relevant factors. The expected term assumptions were based on historical experience and on the terms and conditions of the stock awards granted to employees. We will continue to amortize the fair value, net of estimated forfeitures, over the remaining vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The majority of these stock options vest over four years.

Restricted Stock Units. RSUs are stock awards granted to employees entitling the holder to shares of common stock as the award vests, typically over a five-year period. RSUs were measured at fair value based on the number of shares granted and the quoted price of Expedia’s common stock at the date of grant. We will continue to amortize the fair value of these awards, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

TripAdvisor Equity Grants Awards Issued Subsequent to the Spin-Off

We adopted the TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan, or the 2011 Incentive Plan, as of December 21, 2011, under which we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to our directors, officers, employees and consultants. Refer to “Note 4—Stock Based Awards and Other Equity Instruments” in the notes to our consolidated and combined financial statements for further information on the 2011 Incentive Plan.

Stock Option Activity

The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Stock options granted during the year ended December 31, 2012 had a term of ten years from the date of grant and generally vest over a four-year requisite service period.

During the year ended December 31, 2012, we issued 3,650,814 of primarily service based stock options under the 2011 Incentive Plan with a weighted average grant-date fair value per option of $20.36. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of four years on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

The estimated fair value of the options granted under the 2011 Incentive Plan to date, have been calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards, which includes the risk-free rate of return, volatility, expected term and expected dividend yield.

Our risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. We estimated the volatility of our common stock by using an average of historical stock price volatility of publicly traded companies that we consider peers based on daily price observations over a period equivalent or approximate to the expected term of the stock option grants. The decision to use a weighted average volatility factor of a peer group was based upon the relatively short period of availability of data on our common stock. We estimated our expected term using the simplified method for all stock options as we do not have sufficient historical exercise data on our common stock. Our expected dividend yield is zero, as we have not paid any dividends on our common stock to date.

Restricted Stock Units

RSUs are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests. RSUs are measured at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

Performance-based stock options and RSUs vest upon achievement of certain company-based performance conditions and a requisite service period. On the date of grant, the fair value of performance-based awards is determined based on the fair value, which is calculated using the same method as our service based stock options and RSUs described above. We then assess whether it is probable that the performance targets would be achieved. If assessed as probable, compensation expense will be recorded for these awards over the estimated performance period on a straight line basis. At each reporting period, we will reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. We have considered many factors when estimating expected forfeitures, including our historical attrition rates, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and, to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.

Refer to “Note 4—Stock Based Awards and Other Equity Instruments” in the notes to our consolidated and combined financial statements for further information on current year equity award activity.

Recently Adopted Accounting Pronouncements

Testing Indefinite-lived Intangibles for Impairment

In July 2012, the FASB issued ASU 2012-02, which amends ASC Topic 350, “Intangibles—Goodwill and Other.” The guidance amends the impairment test for indefinite lived intangible assets other than goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that an indefinite lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite lived intangible asset. This guidance is effective for interim and annual periods beginning after September 15, 2012, however, we have decided to early adopt and make it effective for our 2012 impairment review. Accordingly, we have adopted the presentation requirements of ASU 2012-02 during the fourth quarter of 2012. The adoption of ASU 2012-02 did not have a material impact on our consolidated and combined financial statements.

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

Interest Rates

Our current exposure to changes in interest rates relate primarily to our investment portfolio and the outstanding principal on our Term Loan. Our interest income and expense is most sensitive to fluctuations in

U.S. interest rates and Libor. Changes in interest rates affect the interest earned on our cash, cash equivalents and marketable securities and the fair value of those securities, as well as the amount of interest we pay on our outstanding debt.

We currently invest our excess cash in cash deposits at major global banks, money market mutual funds and marketable securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We invest in highly-rated securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

In order to provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2012, a hypothetical 100 basis point increase in interest rates across all maturities would result in an approximate $2.3 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

As of December 31, 2012, we had $380 million of debt under our Term Loan, which has a variable rate. The variable interest rate on the Term Loan is based on current assumptions, leverage and LIBOR rates. Based on our current loan balance through December 31, 2012, a 25 basis point change in our interest rate on the Term Loan would result in an increase or decrease to interest expense of approximately $1 million per annum. We currently do not hedge our interest rate risk; however, we are continually evaluating the interest rate market, and if we become increasingly exposed to potentially volatile movements in interest rates, and if these movements are material, this could cause us to adjust our financing strategy.

We did not experience any significant impact from changes in interest rates for the years ended December 31, 2012, 2011 or 2010.

Foreign Currency Exchange Rates

We conduct business in certain international markets, primarily the European Union, the United Kingdom, Singapore and China. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates.

Some of our foreign subsidiaries maintain their accounting records in their respective local currencies other than the U.S. dollar (primarily in British pound sterling). Consequently, changes in currency exchange rates may impact the translation of foreign financial statements into U.S. dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, revenue, operating expenses, operating income and net income. Similarly, our net assets, revenue, operating expenses, operating income and net income will decrease if the U.S. dollar strengthens against local currency. The effect of foreign exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. A hypothetical 10% increase of the foreign exchange rates relative to the U.S. Dollar, or weakening of the U.S. Dollar, would generate an unrealized gain of approximately $1.8 million related to an increase in our net assets held in functional currencies other than the U.S. Dollar as of December 31, 2012, which would be recorded to accumulated other comprehensive income (loss) on our consolidated balance sheet.

In addition, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses. We recognize these transactional gains and losses (primarily Euro currency transactions) in our consolidated and combined statements of operations and have recorded foreign exchange losses of $3.2 million, 1.0 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, in Other, net.

We currently manage our exposure to foreign currency risk through internally established policies and procedures. To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies, as well as, using derivative financial instruments. We use foreign exchange derivative contracts to manage certain short-term foreign currency risk to try and reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies.

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

As of December 31, 2012 we had outstanding forward currency not designated as hedging contracts with a notional value of $2.7 million. These contracts are all short-term in nature. The fair value of these derivatives at December 31, 2012 was a net liability of $0.1 million and was recorded in accrued expenses and other current liabilities on the consolidated balance sheet. For the year end ended December 31, 2012, $0.1 million of expense was recorded to Other, net on our consolidated and combined statement of operations related to outstanding derivative contracts. A hypothetical 10% change of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would not have a material impact on the fair value of our outstanding derivatives as of December 31, 2011. We did not enter into any derivative instruments for the year ending December 31, 2011 and 2010. Refer to “Note 5—Financial Instruments” in the notes to the consolidated and combined financial statements for further detail on our derivative instruments.

As we increase our operations in international markets, our exposure to potentially volatile movements in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our foreign currency risk strategies.

Item 8.	Consolidated and Combined Financial Statements and Supplementary Data

Index to Consolidated and Combined Financial Statements:

Report of Independent Registered Public Accounting Firm	63

Consolidated and Combined Statements of Operations for the years ended December 31, 2012, 2011 and 2010	64
Consolidated and Combined Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	65
Consolidated Balance Sheets as of December 31, 2012 and 2011	66
Consolidated and Combined Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010	67
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	69
Notes to Consolidated and Combined Financial Statements	70
Quarterly Financial Information (Unaudited)	107
Schedule II Valuation and Qualifying Accounts	108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of TripAdvisor, Inc.

We have audited the accompanying consolidated balance sheets of TripAdvisor, Inc. as of December 31, 2012 and 2011, and the related consolidated and combined statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TripAdvisor, Inc. at December 31, 2012 and 2011, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TripAdvisor, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 15, 2013

TRIPADVISOR, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Revenue	$559,215	$426,045	$313,525
Related-party revenue from Expedia	203,751	211,018	171,110

Total revenue	762,966	637,063	484,635
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	12,074	10,873	7,345
Selling and marketing (2)	266,239	209,176	140,470
Technology and content (2)	86,640	57,448	43,321
General and administrative (2)	75,641	44,770	31,819
Related-party shared services fee	—	9,222	7,900
Depreciation	19,966	18,362	12,871
Amortization of intangible assets	6,110	7,523	14,609
Spin-off costs	—	6,932	—

Total costs and expenses	466,670	364,306	258,335

Operating income	296,296	272,757	226,300
Other income (expense):
Interest (expense) income, net	(10,871)	391	(241)
Other, net	(3,450)	(1,254)	(1,644)

Total other expense, net	(14,321)	(863)	(1,885)

Income before income taxes	281,975	271,894	224,415
Provision for income taxes	(87,387)	(94,103)	(85,461)

Net income	194,588	177,791	138,954
Net (income) loss attributable to noncontrolling interest	(519)	(114)	(178)

Net income attributable to TripAdvisor, Inc.	$194,069	$177,677	$138,776

Earnings Per Share attributable to TripAdvisor, Inc:
Basic	$1.39	$1.33	$1.04
Diluted	$1.37	$1.32	$1.04
Weighted Average Common Shares Outstanding:
Basic	139,462	133,461	133,461
Diluted	141,341	134,865	133,461

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$708	$578	$1,080
Amortization of website development costs included in depreciation	12,816	12,438	8,104

	$13,524	$13,016	$9,184
(2) Includes stock-based compensation as follows:
Selling and marketing	$4,622	$3,216	$2,101
Technology and content	11,400	3,931	2,661
General and administrative	14,080	10,197	2,421

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$194,588	$177,791	$138,954
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,945	(781)	1,520
Unrealized gain (loss) on marketable securities, net of tax (1)	(104)	—	—

Other comprehensive income (loss), net of tax	1,841	(781)	1,520

Comprehensive income	196,429	177,010	140,474
Less: Comprehensive income attributable to noncontrolling interest	(519)	(114)	(178)

Comprehensive income attributable to TripAdvisor, Inc.	$195,910	$176,896	$140,296

(1)	Net of unrealized tax benefits of $72 for the year ended December 31, 2012.

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$367,515	$183,532
Short-term marketable securities (note 5)	118,970	—
Accounts receivable, net of allowance of $2,818 and $5,370 at December 31, 2012 and 2011, respectively	81,459	67,936
Receivable from Expedia, net (note 16)	23,971	14,081
Taxes receivable	24,243	—
Deferred income taxes, net (note 9)	5,971	6,494
Prepaid expenses and other current assets	10,365	6,279

Total current assets	632,494	278,322
Long-term marketable securities (note 5)	99,248	—
Property and equipment, net (note 6)	43,802	34,754
Deferred income taxes, net (note 9)	502	—
Other long-term assets	13,274	11,888
Intangible assets, net (note 7)	38,190	44,030
Goodwill (note 7)	471,684	466,892

TOTAL ASSETS	$1,299,194	$835,886

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,099	$5,903
Deferred revenue	31,563	19,395
Credit facility borrowings (note 8)	32,145	26,734
Borrowings, current (note 8)	40,000	20,000
Taxes payable	14,597	17,229
Accrued expenses and other current liabilities (note 10)	63,236	37,269

Total current liabilities	195,640	126,530
Deferred income taxes, net (note 9)	11,023	16,004
Other long-term liabilities (note 11)	25,563	15,952
Borrowings, net of current portion (note 8)	340,000	380,000

Total Liabilities	572,226	538,486
Commitments and Contingencies (note 12)
Redeemable noncontrolling interest (note 14)	—	3,863

Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock $.001 par value	130	121
Authorized shares: 1,600,000,000
Shares issued and outstanding: 130,060,138 and 120,661,808
Class B Common Stock $.001 par value	13	13
Authorized shares 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	531,256	293,744
Retained earnings	196,438	2,369
Accumulated other comprehensive loss	(869)	(2,710)

Total stockholders’ equity	726,968	293,537

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,299,194	$835,886

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Invested Capital	Common stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
		Shares	Amount	Shares	Amount
Balance as of December 31, 2009	$393,363	—	$—	—	$—	$—	$—	$(3,449)	$389,914
Net income attributable to TripAdvisor, Inc.	138,776								138,776
Currency translation adjustments								1,520	1,520
Tax benefits on equity awards	3,992								3,992
Adjustment to the fair value of redeemable noncontrolling interest	(1,152)								(1,152)
Stock-based compensation expense	6,582								6,582

Balance as of December 31, 2010	$541,561	—	$—	—	$—	$—	$—	$(1,929)	$539,632
Net income attributable to TripAdvisor, Inc. prior to Spin-Off	175,308								175,308
Net income attributable to TripAdvisor, Inc. after the Spin-Off							2,369		2,369
Currency translation adjustments								(781)	(781)
Tax benefits on equity awards	1,453								1,453
Stock- based compensation expense- pre-Spin-Off	16,260								16,260
Acquisition of common control subsidiary from Expedia	(40,564)								(40,564)
Adjustment to the fair value of redeemable noncontrolling interest	(571)								(571)
Extinguishment of receivable due from Expedia related to Spin- Off, including transfers of assets and liabilities	(1,525)								(1,525)
Distribution to Expedia related to Spin-Off, net	(398,488)								(398,488)
Capitalization of TripAdvisor as a result of Spin-Off from Expedia, including issuance of Common and Class B shares	(293,434)	120,661,808	121	12,799,999	13	293,300			—
Stock-based compensation expense- post Spin-Off						444			444

	Invested Capital	Common stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
		Shares	Amount	Shares	Amount
Balance as of December 31, 2011	$—	120,661,808	$121	12,799,999	$13	$293,744	$2,369	$(2,710)	$293,537
Net income attributable to TripAdvisor, Inc.							194,069		194,069
Currency translation adjustments								1,945	1,945
Unrealized loss on marketable securities, net of tax								(104)	(104)
Tax benefits on equity awards						3,933			3,933
Issuance of common stock related to exercise of options and warrants and vesting of RSUs		9,398,330	9			230,702			230,711
Minimum withholding taxes on net share settlements of equity awards						(6,675)			(6,675)
Adjustment to the fair value of redeemable noncontrolling interest						(14,617)			(14,617)
Reclassification of non-employee equity awards to liability						(1,462)			(1,462)
Stock-based compensation expense						25,631			25,631

Balance as of December 31, 2012	$—	130,060,138	$130	12,799,999	$13	$531,256	$196,438	$(869)	$726,968

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010
Operating activities:
Net income	$194,588	$177,791	$138,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development costs	19,966	18,362	12,871
Stock-based compensation	30,102	17,344	7,183
Amortization of intangible assets	6,110	7,523	14,609
Amortization of deferred financing costs	889	21	—
Amortization of discounts and premiums on marketable securities, net	527	—	—
Deferred tax benefit	(4,960)	(931)	(653)
Excess tax benefits from stock-based compensation	(2,717)	(1,571)	(1,813)
(Recovery) provision for doubtful accounts	(1,050)	909	3,383
Foreign currency transaction (gains) losses, net	1,644	209	(541)
Other, net	187	(131)	164
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11,810)	(15,910)	(14,853)
Related parties	(16,921)	—	—
Taxes receivable	(24,243)	—	—
Prepaid expenses and other assets	(3,305)	(1,821)	(328)
Accounts payable	13,977	5,885	1,273
Taxes payable	7,073	3,244	17,359
Accrued expenses and other liabilities	17,067	82	9,707
Deferred revenue	11,942	6,876	9,600

Net cash provided by operating activities	239,066	217,882	196,915
Investing activities:
Acquisitions, net of cash acquired	(3,007)	(7,894)	(34,446)
Capital expenditures, including internal-use software and website development costs	(29,282)	(21,323)	(18,813)
Transfers to Expedia, net	—	(95,967)	(66,421)
Acquisitions, net of cash acquired, from Expedia	—	(28,099)	—
Distribution to Expedia related to Spin-Off	7,028	(405,516)	—
Purchase of marketable securities and other investments	(218,922)	—	(20,090)
Proceeds from maturities of marketable securities and other investments	—	20,090	—
Other	—	(153)	—

Net cash used in investing activities	(244,183)	(538,862)	(139,770)
Financing activities:
Acquisitions funded by Expedia	—	5,135	—
Payments on acquisition earn-out	—	(9,546)	—
Payments to purchase subsidiary shares from noncontrolling interest	(22,304)	—	—
Proceeds from credit facilities	15,372	18,158	1,733
Payments on credit facilities	(10,000)	—	—
Principal payments on long-term debt	(20,000)	—	—
Proceeds from issuance of long-term debt, net of issuance costs	—	396,516	—
Proceeds from exercise of stock options and warrants	230,711	—	—
Payment of minimum withholding taxes on net share settlements of equity awards	(6,675)	—	—
Excess tax benefits from stock-based compensation	2,717	1,571	1,813
Change in restricted cash	—	—	475

Net cash provided by financing activities	189,821	411,834	4,021
Effect of exchange rate changes on cash and cash equivalents	(721)	(455)	603

Net increase in cash and cash equivalents	183,983	90,399	61,769
Cash and cash equivalents at beginning of year	183,532	93,133	31,364

Cash and cash equivalents at end of year	$367,515	$183,532	$93,133
Supplemental disclosure of cash flow information:
Income taxes paid directly to taxing authorities, net	$107,799	$42,220	$26,654
Income taxes paid to Expedia, Inc.	—	49,570	41,333

Total income taxes paid, net	$107,799	$91,790	$67,987

Cash paid during the period for interest	$9,792	$313	$7
Supplemental disclosure of non-cash investing and financing activities:
Non-cash fair value increase for redeemable noncontrolling interests	$14,617	$571	$1,152
Distribution receivable from Expedia, Inc.	—	(7,028)	—

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

In connection with the Spin-Off, on December 20, 2011, TripAdvisor Holdings, LLC distributed $405.5 million in cash to Expedia in the form of a dividend. This distribution was funded through borrowings under a credit agreement, dated as of December 20, 2011. Such credit agreement together with all exhibits, schedules, annexes, certificates, assignments and related documents contemplated thereby is referred to herein as the “Credit Agreement.” Refer to “Note 8—Debt” below and our debt discussion in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources” for further information.

For information on our relationships with Expedia, Barry Diller and Liberty Interactive Corporation and recent material transactions and change in voting control in the fourth quarter of 2012, refer to “Note 16—Related Party Transactions” below.

Basis of Presentation

The accompanying consolidated and combined financial statements include TripAdvisor, our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We refer to TripAdvisor, Inc. and our wholly-owned subsidiaries as “TripAdvisor,” “us,” “we” and “our” in these notes to the consolidated and combined financial statements. We record our investments in entities that we do not control, but over which we have the ability to exercise significant influence, using the equity method. We record noncontrolling interest in our consolidated and combined financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Noncontrolling interest in the earnings and losses of consolidated subsidiaries represents the share of net income or loss allocated to members or partners in our consolidated entities. We have eliminated significant intercompany transactions and accounts. The accounting for income taxes was computed for TripAdvisor on a separate tax return basis (see “Note 9—Income Taxes” for further information). The accompanying consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

The financial statements and related financial information pertaining to the period preceding December 21, 2011 have been presented on a combined basis and reflect the results of TripAdvisor that were ultimately transferred to us as part of the Spin-Off. The financial statements and related financial information pertaining to the period from December 21, 2011 onward have been presented on a consolidated basis. Prior to the Spin-Off, certain functions, including accounting, legal, tax, corporate development, treasury, employee benefits, financial reporting and real estate management, were historically managed by the corporate division of Expedia on behalf of its subsidiaries. The assets, liabilities and expenses related to the support of these centralized corporate functions have been allocated to us on a specific identification basis to the extent possible. Otherwise, allocations related to these services, in the form of a related-party services fee, were primarily based upon an estimate of the proportion of corporate amounts applicable to us. These allocations were determined on a basis that Expedia and we considered to be a reasonable reflection of the cost of services provided or the benefit received by us. These expenses were allocated based on a number of factors including headcount, estimated time spent and operating expenses. In the opinion of management, the assumptions and allocations were made on a reasonable basis. Management believes that amounts allocated to TripAdvisor reflect a reasonable representation of the types of costs that would have been incurred if we had performed these functions as a stand-alone company. However, as estimation is inherent within the aforementioned allocation process, these combined financial statements do not include all of the actual amounts that would have been incurred had we been a stand-alone entity during the periods presented and also do not necessarily reflect our future financial position, results of operations and cash flows.

Description of Business

TripAdvisor is an online travel company, empowering users to plan and have the perfect trip. TripAdvisor’s travel research platform aggregates reviews and opinions of members about destinations, accommodations (hotels, bed and breakfasts, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 29 countries, including in China under the brand daodao.com. Beyond travel-related content, TripAdvisor websites also include links to the websites of our travel advertisers allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we manage and operate 20 other travel brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector. We derive substantially all of our revenue from advertising, primarily through click-based advertising and display-based advertising sales. In addition, we earn revenue through a combination of subscription-based offerings from our Business Listings and Vacation Rental products, transaction revenue from selling room nights on our transactional sites SniqueAway and Tingo, and other revenue including licensing our content to third-parties. We have one reportable segment: TripAdvisor. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

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

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated and combined financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated and combined financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated and combined financial statements include revenue recognition; recoverability of long-lived assets and investments, intangible assets and goodwill; income taxes; useful lives of property and equipment; purchase accounting and stock-based compensation.

Reclassifications

Certain reclassifications have been made to conform the prior period to the current presentation, which include the reclassifications of our redeemable noncontrolling interest on the consolidated balance sheets from accrued expenses and other current liabilities to the mezzanine section and the reclassification of accrued marketing costs from accounts payable to accrued expenses and other current liabilities on our consolidated balance sheets. These reclassifications had no net effect on our consolidated and combined financial statements.

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

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs, including executive leadership, finance, legal and human resource functions and stock-based compensation as well as professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense and our charitable foundation costs.

Cash, Cash Equivalents and Marketable Securities

Our cash equivalents consist of highly liquid investments with maturities of 90 days or less at the date of purchase. Our marketable debt and equity securities have been classified and accounted for as available-for-sale. We determine the appropriate classification of our investments at the time of purchase and reevaluate the designations at each balance sheet date. We invest in highly-rated securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and providing liquidity of investments sufficient to meet our operating and capital spending requirements and debt repayments.

We classify our marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date and as to whether and when we intend to sell a particular security prior to its maturity date. Marketable debt securities with maturities greater than 90 days at the date of purchase and 12 months or less remaining at the balance sheet date will be classified as short-term and marketable debt securities with maturities greater than 12 months from the balance sheet date will generally be classified as long-term. We classify our marketable equity securities, limited to money market funds and mutual funds, as either short-term or long-term based on the nature of each security and its availability for use in current operations. Our marketable debt and equity securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity. Fair values are determined for each individual security in the investment portfolio.

Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and liquidity and duration management. The weighted average maturity of our total invested cash shall not exceed 12 months, and no security shall have a final maturity date greater than three years.

When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If we do not intend to sell the debt security, but it is probable that we will not collect all amounts due, then only the impairment due to the credit risk would be recognized in earnings and the remaining amount of the impairment would be recognized in accumulated other comprehensive loss within stockholders’ equity.

Cash consists of cash deposits held in global financial institutions. Prior to Spin-Off, our domestic cash receipts had been transferred to Expedia, which had historically funded our domestic disbursement accounts as required. Transfers of cash between TripAdvisor and Expedia resulted in increases or decreases to our net related-party receivable. In connection with the Spin-Off any subsequent cash transfers related to business operations between TripAdvisor and Expedia ceased.

Fair Value Measurements

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We measure assets and liabilities at fair value based on the expected exit price, which is the amount that would be received on the sale of an asset or amount paid to transfer a liability, as the case may be, in an orderly transaction between market participants in the principal or most advantageous market in which we would transact. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability at the measurement date. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

Level 1—Valuations are based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations are based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations are based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Derivative Financial Instruments

Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We account for our derivative instruments as either assets or liabilities and carry them at fair value.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in income. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, both the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. For forward exchange contracts designated as net investment hedges, we exclude changes in fair value relating to changes in the forward carrying component from its definition of effectiveness. Accordingly, any gains or losses related to this component are recognized in current income. We have not entered into any cash flow, fair value or net investment hedges to date as of December 31, 2012.

Derivatives that do not qualify as hedges must be adjusted to fair value through current income. In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our derivative instruments or forward contracts that were entered into and are not designated as hedges as of December 31, 2012 are disclosed below in “Note 5—Financial Instruments” in the notes to the consolidated and combined financial statements. Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Other, net on our consolidated and combined statement of operations. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not expected to be significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year.

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

Leases

We lease facilities in several countries around the world and certain equipment under non-cancelable lease agreements. The terms of some of the lease agreements provide for rental payments on a graduated basis. Rent expense is recognized on a straight-line basis over the lease period and accrued as rent expense incurred but not paid.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

Goodwill:

We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. We assess goodwill, which is not amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). We have one reportable segment. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

In the evaluation of goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of the reporting unit is less than the carrying amount. If we determine that it is not more likely than not that the fair value of the goodwill is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the fair value of the goodwill is less than its carrying amount, we then perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

Indefinite-Lived Intangible Assets:

Intangible assets that have indefinite lives are not amortized and are tested for impairment annually on October 1, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Similar to the qualitative assessment for goodwill, we may assess qualitative factors to determine if it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, we compare the fair value of the indefinite-lived asset with its carrying amount. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, the individual asset is written down by an amount equal to such excess. The assessment of qualitative factors is optional and at our discretion. We may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and resume performing the qualitative assessment in any subsequent period.

As part of our qualitative assessment for our 2012 impairment analysis , the factors that we considered for our goodwill and indefinite-lived intangible assets included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) comparison of our current financial performance to historical and budgeted results, (f) changes in excess market capitalization over book value based on our current common stock price and latest consolidated balance sheet, and (g) comparison of the excess of the fair value of our of trade names and trademarks to the carrying value of those same assets, using the results of our most recent quantitative assessment. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined for our goodwill and indefinite-lived intangible assets that it was more likely than not that these assets were not impaired.

Since the annual impairment tests in October 2012, there have been no events or changes in circumstances to indicate any potential impairment to goodwill or our indefinite lived intangible assets. In the event that future circumstances indicate that any portion of our goodwill or our indefinite-lived intangibles is impaired, an impairment charge would be recorded.

Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of two to ten years. We review the carrying value of long-

lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.

Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset by determining if the carrying value of the asset exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset over the remaining economic life of the asset. If the recoverability test indicates that the carrying value of the asset is not recoverable, we will estimate the fair value of the asset using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset’s carrying amount and its estimated fair value. We have not identified any circumstances that would warrant an impairment assessment as of December 31, 2012.

Income Taxes

We compute and account for our income taxes on a stand-alone basis. We record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

We recognize in our consolidated and combined financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Foreign Currency Translation and Transaction Gains and Losses

Certain of our operations outside of the United States use the related local currency as their functional currency. We translate revenue and expense at average rates of exchange during the period. We translate assets and liabilities at the rates of exchange as of the consolidated balance sheet dates and include foreign currency translation gains and losses as a component of accumulated other comprehensive income. Due to the nature of our operations and our corporate structure, we also have subsidiaries that have transactions in foreign currencies other than their functional currency. We record transaction gains and losses in our consolidated and combined statements of operations related to the recurring re-measurement and settlement of such transactions. Accordingly, we have recorded foreign exchange losses of $3.2 million, 1.0 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, in Other, net.

Advertising Expense

We incur advertising expense consisting of traffic generation costs from search engines and Internet portals, other online and offline advertising expense, promotions and public relations to promote our brands. We expense the costs associated with advertisements in the period in which the advertisement takes place. For the years ended December 31, 2012, 2011 and 2010, our advertising expense was $175.0 million, $135.6 million, and $86.3 million, respectively.

Stock-Based Compensation

TripAdvisor Equity Grants Assumed at Spin-Off

All stock-based compensation included in our consolidated and combined financial statements prior to the Spin-Off relates to Expedia common stock options and restricted stock units (“RSUs”) held by TripAdvisor employees prior to the Spin-Off. The following methods were used to measure the fair value of these awards and we will continue to amortize the fair value thereof as follows for all pre-Spin-Off equity grants:

Stock Options.    The value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) were measured at fair value, using the Black-Scholes option valuation model. The Black-Scholes model incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility was based on historical volatility of Expedia’s common stock and other relevant factors. The expected term assumptions were based on historical experience and on the terms and conditions of the stock awards granted to employees. We will continue to amortize the fair value, net of estimated forfeitures, over the remaining vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The majority of these stock options vest over four years.

Restricted Stock Units.    RSUs are stock awards granted to employees entitling the holder to shares of common stock as the award vests, typically over a five-year period. RSUs were measured at fair value based on the number of shares granted and the quoted price of Expedia’s common stock at the date of grant. We will continue to amortize the fair value of these awards, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

TripAdvisor Equity Grants Awards Issued Subsequent to the Spin-Off

We adopted the TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan, or the 2011 Incentive Plan, as of December 21, 2011, under which we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to our directors, officers, employees and consultants. Refer to “Note 4—Stock Based Awards and Other Equity Instruments” below for further information on the 2011 Incentive Plan and our stock based award activity.

Stock Options.    The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Stock options granted during the year ended December 31, 2012 had a term of ten years from the date of grant and generally vest over a four-year period.

The estimated fair value of the options granted under the 2011 Incentive Plan to date, have been calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards, which includes the risk-free rate of return, volatility, expected term and expected dividend yield.

Our risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. We estimated the volatility of our common stock by using an average of historical stock price volatility of publicly traded companies that we consider peers based on daily price observations over a period equivalent or approximate to the expected term of the stock option grants. The decision to use a weighted average volatility factor of a peer group was based upon the relatively short period of availability of data on our common stock. We estimated our expected term using the simplified method for all stock options as we do not have sufficient historical exercise data on our common stock. Our expected dividend yield is zero, as we have not paid any dividends on our common stock to date.

We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

Restricted Stock Units.    RSUs are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests. RSUs are measured at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

Performance-based stock options and RSUs vest upon achievement of certain company-based performance conditions and a requisite service period. On the date of grant, the fair value of performance-based awards is determined based on the fair value, which is calculated using the same method as our service based stock options and RSUs described above. We then assess whether it is probable that the performance targets would be achieved. If assessed as probable, compensation expense will be recorded for these awards over the estimated performance period on a straight-line basis. At each reporting period, we will reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. We have considered many factors when estimating expected forfeitures, including our historical attrition rates, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and, to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations including dependence on relationships with our customers. We are highly dependent on our advertising and media relationship with Expedia, (see “Note 16—Related Party Transactions”), which accounted for approximately 27%, 33% and 35% of our total revenue in 2012, 2011 and 2010, respectively. In addition, another customer accounted for approximately 21%, 16% and 11% of our revenue in 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, there were no customers that accounted for 10% or more of our trade receivables.

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

Comprehensive Loss

Comprehensive loss consists of net income (loss), cumulative foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, net of tax.

Earnings per Share (EPS)

As discussed above in “Note 1—Organization and Basis of Presentation”, in connection with the Spin-Off a one-for-two reverse stock split of outstanding Expedia capital stock occurred immediately prior to the Spin-Off, which resulted in 120,661,020 shares of common stock and 12,799,999 shares of Class B common stock outstanding immediately following the Spin-Off.

Basic Earnings Per Share

For the year ending ended December 31, 2012, we computed basic earnings per share using the number of shares of common stock and Class B common stock outstanding as of December 31, 2011 plus the weighted average of any additional shares issued and outstanding during the year ended December 31, 2012.

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

For the year ended December 31, 2010, we computed basic earnings per share using the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, as if such shares were outstanding for the entire period.

Diluted Earnings Per Share

For the year ended December 31, 2012, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock outstanding at December 31, 2011, (ii) the weighted average of any additional shares issued and outstanding for the year ended December 31, 2012, and (iii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of common equivalent shares related to stock options, stock warrants and the vesting of restricted stock units using the treasury stock method during the year ended December 31, 2012, and (iv) if dilutive, performance based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

For the year ended December 31, 2011, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, (ii) the weighted average of any additional shares issued and outstanding shares outstanding following the Spin-Off date through December 31, 2011, and (iii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of common equivalent shares related to stock options, stock warrants and the vesting of restricted stock units using the treasury stock method during the year ended December 31, 2011, and (iv) if dilutive, performance based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period. We treated all outstanding equity awards assumed at Spin-Off as if they were granted as of the Spin-Off and we included them in our diluted earnings per share calculation for the year ended December 31, 2011, based on the number of days they were outstanding.

For the year ended December 31, 2010, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, as no TripAdvisor equity awards were outstanding prior to the Spin-Off.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating diluted earnings per share (in thousands, except for per share information):

	During the Year Ended December 31,
	2012	2011	2010
Numerator:
Net income attributable to TripAdvisor, Inc.	$194,069	$177,677	$138,776
Denominator:
Weighted average shares used to compute Basic EPS	139,462	133,461	133,461
Effect of dilutive securities:
Stock options	1,207	1,164	—
RSUs	161	240	—
Stock warrants	511	—	—

Weighted average shares used to compute Diluted EPS	141,341	134,865	133,461

Basic EPS	$1.39	$1.33	$1.04
Diluted EPS	$1.37	$1.32	$1.04

The following potential common shares related to stock options, stock warrants and RSUs were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	During the Year Ended December 31,
	2012(1)(2)	2011(2)	2010
Stock options	3,944	2,261	—
RSUs	21	80	—
Warrants	—	8,047	—

Total	3,965	10,388	—

(1)	These totals do not include performance based options representing the right to acquire 110,000 shares of common stock, respectively, for which all targets required to trigger vesting have not been achieved; therefore, such awards were excluded from the calculation of weighted average shares used to compute diluted earnings per share for those reporting periods.
(2)

These totals do not include performance based RSUs representing the right to acquire 200,000 and 400,000 shares of common stock at December 31, 2012 and 2011, respectively, for which all targets required to trigger vesting have not been achieved; therefore, such awards were excluded from the calculation of weighted average shares used to compute diluted earnings per share for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Recently Adopted Accounting Pronouncements

Testing Indefinite-lived Intangibles for Impairment

In July 2012, the FASB issued ASU 2012-02, which amends ASC Topic 350, “Intangibles—Goodwill and Other.” The guidance amends the impairment test for indefinite lived intangible assets other than goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that an indefinite lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite lived intangible asset. This guidance is effective for interim and annual periods beginning after September 15, 2012, however, we have decided to early adopt and make it effective for our 2012 impairment review. Accordingly, we have adopted the presentation requirements of ASU 2012-02 during the fourth quarter of 2012. The adoption of ASU 2012-02 did not have a material impact on our consolidated and combined financial statements.

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

NOTE 3: ACQUISITIONS

During the years ended December 31, 2012, 2011, and 2010, we acquired a number of companies including various online travel media content companies. The following table summarizes the allocation of the purchase price for those years:

	2012	2011	2010
	(In thousands)
Goodwill	$3,043	$6,390	$40,703
Intangible assets with definite lives (1)	—	1,642	8,148
Net assets (liabilities) (2)	7	(16)	(3,580)

Total (3)	$3,050	$8,016	$45,271

(1)	The weighted average life of acquired intangible assets during 2011 and 2010 was 2.8 years, and 6.2 years, respectively.
(2)	Includes cash acquired of $0 million, $0.1 million and $2 million during 2012, 2011 and 2010, respectively.
(3)	All outstanding purchase contingencies have been paid.

The purchase price allocation of the 2012 acquisition is preliminary and subject to revision as more information becomes available, but in any case will not be revised beyond 12 months after the acquisition date and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill, which is not tax deductible, on a retroactive basis. The results of operations of each of the acquired businesses have been included in our consolidated and combined results from each transaction closing date forward. We did not have any material acquisitions, individually or in the aggregate, during the years 2012, 2011 and 2010; therefore no pro-forma results have been provided.

During 2011, we paid $13 million of contingent purchase consideration under prior acquisitions. The amount in 2011 represented an earn-out payment, of which approximately $10 million and $3 million are recorded to financing activities and operating activities, respectively, in the consolidated and combined statement of cash flows. All contingent consideration accrued and paid was calculated based on the financial performance of the acquired entity to which it relates.

In addition to the acquisitions listed in the above table, in October 2011, we purchased a subsidiary in China from Expedia for $37 million, or $28 million net of acquired cash. This acquisition was accounted for as a common control transaction, with net liabilities recorded at a carrying value of $4 million, including an additional $7 million of short term borrowings from the Chinese Credit Facilities (refer to “Note 8—Debt” below for further information on the Chinese Credit Facilities). No goodwill or other intangibles were recorded as a result of this acquisition and no contingent payments are outstanding. The difference between the purchase price and the carrying value of the net liabilities was recorded to additional paid in capital. The results of operations from this business are included in our consolidated and combined results from the transaction closing date.

NOTE 4: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based compensation expense relates primarily to expense for RSUs and stock options. Our outstanding RSUs and stock options generally vest over five years and four years, respectively.

For the years ended December 31, 2012, 2011, and 2010, we recognized total stock-based compensation expense of $30.1 million, $17.3 million, and $7.2 million, respectively. The total income tax benefit related to stock-based compensation expense was $10.6 million, $6.5 million, and $2.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

This resulted in a modification to the number of shares subject to each option and the option exercise prices, which were both based on the relative market capitalization of Expedia and TripAdvisor as of the date of the Spin-Off. These modifications resulted in a one-time expense of $8.0 million, the majority of which was recorded to general and administrative expense, primarily due to the modification of vested stock options that remained unexercised at the date of the Spin-Off.

In addition, upon Spin-Off, we entered into a warrant agreement (the “Warrant Agreement”) with Mellon Investor Services LLC and issued warrants exercisable for TripAdvisor common stock in respect of previously outstanding warrants exercisable for Expedia common stock that were adjusted on account of Expedia’s reverse stock split and the Spin-Off. The warrants, which totaled 32,186,792 at Spin-Off, were subsequently converted into 7,952,456 shares of our common stock during the year ended December 31, 2012, prior to their expiration date of May 7, 2012. Refer to “2012 Stock Warrant Activity,” below, for a discussion of warrant activity during the year ended December 31, 2012.

One tranche of warrants (issued in respect of Expedia warrants that had featured an exercise price of $12.23 per warrant prior to adjustment) were exercisable for 0.25 (one-quarter) of a share of TripAdvisor common stock at an exercise price equal to $6.48 per warrant, and the other tranche of warrants (issued in respect of Expedia warrants that had featured an exercise price of $14.45 per warrant prior to adjustment) were exercisable for 0.25 (one-quarter) of a share of TripAdvisor common stock at an exercise price equal to $7.66 per warrant. The exercise price could have been paid in cash or via “cashless exercise” as set forth in the Warrant Agreement. In total, at Spin-Off, the warrants could have been converted into a maximum of 8,046,698 shares of our common stock without any further adjustments to the Warrant Agreement.

The summary of the material terms of the Warrant Agreement set forth above is qualified in its entirety by the full text of the Warrant Agreement, which is incorporated by reference in this Annual Report on Form 10-K as Exhibit 4.1.

Stock Based Awards Subsequent to the Spin-Off from Expedia

TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan

On December 20, 2011, the 2011 Incentive Plan became effective. A summary of certain important features of the 2011 Incentive Plan can be found below. The summary of the material terms of the 2011 Incentive Plan is qualified in its entirety by the full text of the 2011 Incentive Plan which is incorporated by reference in this Annual Report on Form 10-K as Exhibit 4.3. The purpose of the 2011 Incentive Plan is to give us a competitive advantage in attracting, retaining and motivating officers and employees and to provide us with the ability to provide incentives more directly linked to the profitability of our businesses and increases in stockholder value. Under the terms of the 2011 Incentive Plan, we are authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, restricted stock units (RSUs) and other stock based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company, its subsidiaries and affiliates. The 2011 Incentive Plan will govern TripAdvisor options and TripAdvisor RSUs that have converted from existing Expedia options and Expedia RSUs in connection with the Spin-Off as well as other award grants made following the Spin-Off pursuant to the 2011 Incentive Plan.

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

2012 Stock Option Activity

The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Stock options granted during the year ended December 31, 2012 have a term of ten years from the date of grant and generally vest over a four-year requisite service period.

During the year ended December 31, 2012, we have issued 3,650,814 of primarily service based stock options under the 2011 Incentive Plan with a weighted average estimated grant-date fair value per option of $20.36. During the year ended December 31, 2011, we did not grant any stock options under the 2011 Incentive Plan. We will amortize the fair value of the 2012 grants, net of estimated forfeitures, as stock-based compensation expense over the vesting term of generally four years on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

A summary of the status and activity for stock option awards relating to our common stock for the year ended December 31, 2012, is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1, 2012	6,575	$23.65
Granted	3,651	39.79
Exercised	1,151	14.09		$25,074
Cancelled	421	29.42

Options outstanding at December 31, 2012	8,654	$31.41	5.7	$92,083

Exercisable as of December 31, 2012	3,329	$27.23	3.1	$49,016

Vested and expected to vest after December 31, 2012	7,655	$30.65	5.7	$86,121

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of December 31, 2012 was $41.92.

The fair value of stock option grants under the 2011 Incentive Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

2012
Risk-free interest rate	1.03%
Expected volatility	53.46%
Expected life (in years)	6.21
Dividend yield	—
Weighted-average estimated fair value of options granted during the year	$20.36

No stock options were granted under the 2011 Incentive Plan in the years ending December 31, 2011 and 2010.

2012 RSU Activity

During the year ended December 31, 2012, we issued 85,144 RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock. The weighted average estimated grant-date fair value per RSU was $35.76. We will amortize the fair value of the 2012 grants, net of estimated forfeitures, as stock-based compensation expense over the weighted average remaining vesting term of 2.0 years on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

The following table presents a summary of RSU activity on our common stock:

	RSUs Outstanding	Weighted Average Grant- Date Fair Value Per Share
	(In thousands)
Unvested RSUs outstanding as of January 1, 2012	926	$21.32
Granted	85	35.76
Vested and released (1)	548	17.17
Cancelled	17	26.78

Unvested RSUs outstanding as of December 31, 2012 (2)	446	$26.11

(1)	Inclusive of 190,856 RSUs withheld to satisfy minimum tax withholding requirements.
(2)	Included in RSUs outstanding at December 31, 2012 are 200,000 performance based RSUs for which vesting is tied to achievement of performance targets and a requisite service period.

2012 Stock Warrant Activity

During the year ended December 31, 2012, there were a total of 32,186,791 warrants exercised which resulted in a total of 7,952,456 shares of our common stock being issued during that period, which included 31,641,337 warrants for which the exercise price was paid in cash at a weighted average price of $27.11. We received total exercise proceeds of $214.5 million related to these warrant exercises. In addition there were 545,454 cashless warrants exercised with a weighted average exercise price of $25.92 of which we did not receive any exercise proceeds. As of December 31, 2012, we had no outstanding warrants available which could be convertible to shares of our common stock.

A summary of the unrecognized compensation expense, net of estimated forfeitures and the weighted average period remaining at December 31, 2012 related to our non-vested stock options and RSU awards is presented below (in thousands, except per year information):

	Stock Options	RSUs
Unrecognized compensation expense (net of forfeitures)	$59,686	$4,486
Weighted average period remaining (in years)	3.0	1.8

All shares of common stock issued in respect of the exercise of options or other equity awards granted under the 2005 Stock and Annual Incentive Plan and 2011 Incentive Plan since Spin-Off have been issued from authorized, but unissued common stock.

NOTE 5: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$141,460	$—	$—	$141,460	$141,460	$—	$—
Level 1:
Money market funds	215,052	—	—	215,052	215,052	—	—

Subtotal	356,512	—	—	356,512	356,512	—	—

Level 2:
U.S. agency securities	13,634	4	(3)	13,635	—	7,635	6,000
Commercial paper	48,710	15	(22)	48,703	9,999	38,704	—
Corporate securities	162,050	12	(180)	161,882	1,004	67,630	93,248
Municipal securities	5,003	—	(2)	5,001	—	5,001	—

Subtotal	229,397	31	(207)	229,221	11,003	118,970	99,248

Total	$585,909	$31	$(207)	$585,733	$367,515	$118,970	$99,248

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$114,532	$—	$—	$114,532	$114,532	$—	$—
Level 1:
Money market funds	69,000	—	—	69,000	69,000	—	—

Total	$183,532	$—	$—	$183,532	$183,532	$—	$—

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at December 31, 2012.

We classify our cash equivalents and marketable securities within Level 1 and Level 2 as we value our cash equivalents and marketable securities using quoted market prices (Level 1) or alternative pricing sources (Level 2). The valuation technique we used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets or liabilities. Fair values for our U.S. agency securities, commercial paper, corporate securities and municipal securities and corporate notes are considered “Level 2” valuations because they are obtained from pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

There were no sales of our marketable securities for the years ending December 31, 2012, 2011 and 2010.

As of December 31, 2012, we have marketable securities with a total fair value of $200.0 million in a total gross unrealized loss position of $0.2 million. We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature and do not consider any of our investments other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s cost basis. During the years ended December 31, 2012, 2011 and 2010, we did not recognize any impairment charges. We did not have any investments in marketable securities that were in a continuous unrealized loss position for 12 months or greater at December 31, 2012 or 2011.

Derivative Financial Instruments

In the normal course of business, we are exposed to the impact of foreign currency fluctuations, which we attempt to mitigate through the use of derivative instruments. Accordingly, we have entered into forward contracts to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. We do not use derivatives for trading or speculative purposes. In accordance with current accounting guidance on derivative instruments and hedging activities, we record all our derivative instruments as either an asset or liability measured at their fair value. Our derivative instruments are typically short-term in nature.

Our current forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries. We recorded a net realized and unrealized loss in Other, net of $0.7 million for the year ended December 31, 2012 related to our forward contracts in our consolidated and combined statement of operations. The net cash received or paid related to our derivative instruments are classified as operating in our consolidated and combined statements of cash flows, which is based on the objective of the derivative instruments. No derivative instruments were entered into or settled during the years ended December 31, 2011 and 2010.

The following table shows the fair value and notional principal amounts of our outstanding or unsettled derivative instruments that are not designated as hedging instruments:

			December 31, 2012
	Balance Sheet Caption		Fair Value of Derivative (2)		U.S. Dollar Notional
($ in thousands)			Asset	Liability
Foreign exchange-forward contracts (current)	Accrued and other current liabilities	(1)	$—	$$64	$2,710

(1)	Current derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. Dollar.
(2)	The fair value of our derivative liability is measured using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets.

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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, related party receivables, trade payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on the consolidated balance sheets as of December 31, 2012 and December 31, 2011. The carrying value of the long-term borrowings outstanding on our Credit Agreement bear interest at a variable rate and therefore is also considered to approximate fair value.

In addition during 2012 we had a redeemable noncontrolling interest which was considered a Level 3 liability. The total liability balance at December 31, 2012 and December 31, 2011 is $0 and $3.9 million respectively, and is included in redeemable noncontrolling interests in the mezzanine section of the consolidated balance sheets. Refer to “Note 14—Redeemable Noncontrolling Interest’ below for additional information.

We did not have any Level 3 assets for the periods ended December 31, 2012 or 2011.

NOTE 6: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31,
	2012	2011
	(In thousands)
Capitalized software and website development	$48,527	$46,878
Leasehold improvements	14,244	12,924
Computer equipment	13,174	11,638
Furniture and other equipment	5,276	5,267

	81,221	76,707
Less: accumulated depreciation	(37,626)	(43,391)
Projects in progress	207	1,438

Property and equipment, net	$43,802	$34,754

As of December 31, 2012 and 2011, our recorded capitalized software and website development costs, net of accumulated amortization, were $28.4 million and $21.0 million, respectively. For the years ended December 31, 2012 and 2011, we capitalized $20.2 million and $16.3 million, respectively, related to software and website development costs. For the years ended December 31, 2012, 2011 and 2010, we recorded amortization of capitalized software and website development costs of $12.8 million, $12.4 million and $8.1 million, respectively, which is included in depreciation expense on our consolidated and combined statement of operations.

During the year ended December 31, 2012, we retired property and equipment, primarily capitalized software and website development, which were no longer in use with a total cost of $25.4 million and associated accumulated depreciation of $25.2 million, resulting in a loss of $0.2 million included in Other, net on the consolidated and combined statement of operations.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents the changes in goodwill for the years ended December 31:

	2012	2011
	(In thousands)
Beginning balance as of January 1	$466,892	$460,610
Additions	3,043	6,390
Foreign exchange translation adjustment	1,749	(108)

Ending balance as of December 31	$471,684	$466,892

In 2012 and 2011, the additions to goodwill relate to our acquisitions. See “Note 3—Acquisitions,” above for further information. Refer to “Note 2—Significant Accounting Policies,” above for a discussion of our annual goodwill impairment assessment.

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following for the years ended December 31:

	2012	2011
	(In thousands)
Intangible assets with definite lives	$21,382	$89,323
Less: accumulated amortization	(13,492)	(75,593)

Intangible assets with definite lives, net	7,890	13,730
Intangible assets with indefinite lives	30,300	30,300

	$38,190	$44,030

Amortization expense was $6.1 million, $7.5 million, and $14.6 million, respectively, for the years ended December 31, 2012, 2011 and 2010. Included within amortization expense for 2010 was a charge of approximately $4 million related to changes in the estimated amount of contingent purchase consideration, which was paid during 2011. In 2011 this amount was not material.

Our indefinite-lived assets relate to trade names and trademarks acquired in various acquisitions. Refer to “Note 2—Significant Accounting Policies” above for a discussion of our annual indefinite-lived intangible asset impairment assessment.

The following table presents the components of our intangible assets with definite lives as of December 31, 2012 and 2011:

		December 31, 2012			December 31, 2011
	Weighted Ave Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)			(In thousands)
Trade names and trademarks	4.2	$14,431	$(9,029)	$5,402	$17,030	$(9,104)	$7,926
Subscriber relationships	1.5	5,617	(3,511)	2,106	19,290	(14,470)	4,820
Technology and other	1.0	1,334	(952)	382	53,003	(52,019)	984

Total	3.3	$21,382	$(13,492)	$7,890	$89,323	$(75,593)	$13,730

During the year ended December 31, 2012, our gross carrying amount and accumulated amortization was reduced by a total of $68.4 million due to asset retirements related to fully amortized intangibles, which consisted of trade names and trademarks of $2.8 million, subscriber relationships of $13.9 million and technology and other of $51.7 million. The retirement of these assets had no net impact on our consolidated and combined financial statements.

The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2012, assuming no subsequent impairment of the underlying assets, is as follows, in thousands:

2013	$3,966
2014	2,204
2015	328
2016	310
2017	310
2018 and thereafter	772

Total	$7,890

NOTE 8. DEBT

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

As of December 31, 2012 we are using a one-month interest period Eurocurrency Spread which is approximately 2.0% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal was repayable in quarterly installments on the last day of each calendar quarter in 2012 equal to 1.25% of the original principal amount, with $20 million paid during the year ended December 31, 2012. Principal payments will be equal to 2.5% of the original principal amount in each year thereafter, with the balance due on the final maturity date.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. Immediately following the Spin-Off, $10 million was drawn down under the Revolving Credit Facility, which was repaid during the three months ended March 31, 2012. As of December 31, 2012 there are no outstanding borrowings under our Revolving Credit Facility.

During the years ended December 31, 2012 and 2011, we recorded total interest and commitment fees related to our Credit Agreement of $8.7 million and $0.3 million, respectively, to interest expense on our consolidated statement of operations. All unpaid interest and commitment fee amounts as of December 31, 2012 and 2011 were not material.

In connection with the Credit Agreement, we incurred debt financing costs totaling $3.5 million, which were capitalized as deferred financing costs. Approximately $0.8 million, recorded in other current assets, and approximately $ 1.8 million, reported in other long term assets, remain on the consolidated balance sheet as of December 31, 2012, net of amortization. Total amortization expense of $ 0.9 million was recorded for the year ended December 31, 2012. These costs will continue to be amortized over the remaining term of the Term Loan using the effective interest rate method and will be included in interest expense on the consolidated and combined statement of operations.

Total outstanding borrowings under the Credit Agreement consist of the following (in thousands):

December 31, 2012
Short-Term Debt:
Revolving Credit Facility	$—
Term Loan	40,000

Total Short-Term Borrowings	$40,000

Long-Term Debt:
Term Loan	$340,000

Total Long-Term Borrowings	$340,000

The remaining future minimum principal payment obligations due under the Credit Agreement related to our Term Loan is as follows (in thousands):

Year Ending December 31,	Payment Amount
2013	$40,000
2014	$40,000
2015	$40,000
2016	$260,000

Total	$380,000

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

As of December 31, 2012 we believe we are in compliance with all of our debt covenants.

The full text of the Credit Agreement is incorporated by reference in this Annual Report on Form 10-K as Exhibit 4.2.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of December 31, 2012 and 2011, we had $32.1 million and $16.7 million of short term borrowings outstanding, respectively.

Certain of our Chinese subsidiaries entered into a RMB 138,600,000 (approximately $22 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. During the year ended December 31, 2012, this credit line was increased to RMB 189,000,000 (approximately $30 million). We currently have $21.8 million of outstanding borrowings from this credit facility as of December 31, 2012. Our Chinese Credit Facility—BOA currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of December 31, 2012.

In addition, during April 2012, certain of our Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). We currently have $10.3 million of outstanding borrowings from this credit facility as of December 31, 2012. Our Chinese Credit Facility—JPM currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of December 31, 2012.

NOTE 9: INCOME TAXES

The following table presents a summary of our domestic and foreign income before income taxes:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Domestic	$133,361	$121,100	$121,964
Foreign	148,614	150,794	102,451

Total	$281,975	$271,894	$224,415

The following table presents a summary of the components of our provision for income taxes:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current income tax expense:
Federal	$55,877	$49,736	$42,568
State	5,927	7,818	13,490
Foreign	30,543	37,480	30,056

Current income tax expense	92,347	95,034	86,114
Deferred income tax (benefit) expense:
Federal	(3,113)	216	972
State	(347)	148	(215)
Foreign	(1,500)	(1,295)	(1,410)

Deferred income tax (benefit) expense:	(4,960)	(931)	(653)

Provision for income taxes	$87,387	$94,103	$85,461

For all periods presented, current and deferred tax expense has been computed using our stand-alone effective rate. As of December 31, 2012, our current income tax receivable and income tax payable balances represent amounts that we will receive and pay, respectively, to the Internal Revenue Service and other tax authorities.

For all periods prior to and through the Spin-Off date, we were a member of the Expedia consolidated tax group. Accordingly, Expedia filed a consolidated federal income tax return and certain state income tax returns with us for that period. Expedia will pay the entire income tax liability associated with these filings. As such, our estimated income tax liability for this period was transferred to Expedia upon Spin-Off and is not included in income taxes payable as of December 31, 2011. Under the terms of the Tax Sharing Agreement, Expedia can make certain elections in preparation of these tax returns which may change the amount of income taxes we owe for the period after the Spin-Off. Additionally, due to continuing ownership and business relationships after the Spin-Off, we may be considered to have a unitary relationship with Expedia from January 1, 2012 through December 11, 2012 for state income tax purposes. Consequently, we may file as part of a unitary combined group with Expedia for certain state tax returns for 2012.

Our deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Stock-based compensation	$21,605	$17,596
Net operating loss carryforwards	15,005	9,415
Provision for accrued expenses	6,824	5,950
Other	4,298	4,597

Total deferred tax assets	47,732	37,558
Less valuation allowance	(11,677)	(9,239)

Net deferred tax assets	$36,055	$28,319

Deferred tax liabilities:
Intangible assets	$(28,205)	$(26,699)
Property and equipment	(10,313)	(10,059)
Prepaid expenses	(2,087)	(923)
Other	—	(148)

Total deferred tax liabilities	$(40,605)	$(37,829)

Net deferred tax liability	$(4,550)	$(9,510)

At December 31, 2012, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $ 10.0 million, $7.3 million and $49.3 million. If not utilized, the federal and state NOLs will expire at various times between 2020 and 2032 and the foreign NOLs will expire at various times between 2012 and 2017.

At December 31, 2012, we had a valuation allowance of $11.7 million related to the portion of net operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. This amount represented an overall increase of $2.4 million over the amount recorded as of December 31, 2011.

This increase represented an increase in valuation allowances on foreign net operating losses of $4.9 million and decreases in domestic valuation allowances of $2.5 million. This domestic valuation allowance decrease was in connection with our acquisition of the non-controlling interest in one of our subsidiaries. As a result of this transaction, the subsidiary will meet the requirements for being included in our consolidated federal income tax return. Due to certain limitations in the Internal Revenue Code, this subsidiary’s net operating losses cannot be used to reduce the taxable income of other members of the consolidated group. Therefore, as required by GAAP, we considered prudent, feasible tax planning strategies, within management’s control, that could be successfully implemented to allow utilization of these losses.

We have not provided for deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that we intend to reinvest permanently outside the United States; the total amount of such earnings as of December 31, 2012 and 2011 was $371.6 million and $258.0 million, respectively. Should we distribute or be treated under certain U.S. tax rules as having distributed earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable at this time to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

A reconciliation of the provision for income taxes to the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income tax expense at the federal statutory rate of 35%	$98,691	$95,163	$78,545
Foreign rate differential	(25,069)	(15,319)	(6,947)
State income taxes, net of effect of federal tax benefit	5,581	4,240	7,716
Unrecognized tax benefits and related interest	4,853	2,570	1,920
Non-deductible transaction costs	—	2,426	—
Change in valuation allowance	2,535	3,451	3,639
Other, net	796	1,572	588

Provision for income taxes	$87,387	$94,103	$85,461

During the fourth quarter of 2012, we restructured our non-US operations to align our global structure for more efficient treasury management and global cash deployment. As a result, and due to the continued expansion of our non-US operations, we expect our effective tax rate to continue to decrease.

During 2011, the Singapore Economic Development Board accepted our application to receive a tax incentive under the International Headquarters Award. This incentive provides for a reduced tax rate on qualifying income of 5% as compared to Singapore’s statutory tax rate of 17% and is conditional upon our meeting certain employment and investment thresholds. This agreement is set to expire on June 30, 2016, with the ability to extend for another five years. This benefit resulted in a decrease to the 2012 tax provision of $4.3 million.

By virtue of previously filed consolidated income tax returns filed with Expedia, we are routinely under audit by federal, state and foreign tax authorities. We are currently under an IRS audit for the 2009 and 2010 tax years, and have various ongoing state income tax audits. As of December 31, 2012, no material assessments have resulted from these audits. These audits include questioning the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns. We are no longer subject to tax examinations by tax authorities for years prior to 2005.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2012	2011	2010
	(In thousands)
Balance, beginning of year	$12,900	$6,342	$2,672
Increases to tax positions related to the current year	11,854	5,631	3,913
Increases to tax positions related to the prior year	540	927	2,123
Reductions due to lapsed statute of limitations	—	—	(2,366)
Decreases to tax positions related to the prior year	—	—	—
Settlements during current year	(1,245)	—	—

Balance, end of year	$24,049	$12,900	$6,342

As of December 31, 2012, we had $24.0 million of unrecognized tax benefits, which is classified as long-term and included in other long-term liabilities. Included in this balance at December 31, 2012 was $10.2 million of liabilities for uncertain tax positions that, if recognized, would decrease our provision for income taxes. We recognize interest and penalties related to our liabilities for uncertain tax positions in the provision for income taxes. During the years ended December 31, 2012, 2011, and 2010, we recognized $1.0 million of interest expense, net of federal benefit and penalties, related to our liabilities for uncertain tax positions. We estimate that none of these amounts will be paid within the next year.

NOTE 10: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Accrued salary, bonus, and related benefits	$29,438	$21,744
Accrued marketing costs (1)	11,941	6,194
Accrued charitable foundation payments (2)	6,757	109
Other	15,100	9,222

Total accrued expenses and other current liabilities	$63,236	$37,269

(1)	Reclassified amount for the year ended December 31, 2011 from accounts payable on the consolidated balance sheet to conform to current year presentation.
(2)	See “Note 12—Commitments and Contingencies” below for information regarding our charitable foundation.

NOTE 11: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Unrecognized tax benefits (1)	$23,138	$13,455
Other	2,425	2,497

Total other long-term liabilities	$25,563	$15,952

(1)	See “Note 9—Income Taxes” above for additional information on our unrecognized tax benefits. Amount includes accrued interest and penalties related to this liability.

NOTE 12: COMMITMENTS AND CONTINGENCIES

We have commitments and obligations that include operating leases, purchase obligations and expected interest on long-term debt, which are not accrued on the consolidated balance sheet at December 31, 2012 but we expect to require future cash outflows and in some cases may be accelerated upon demand of a third party upon certain contingent events.

Office Lease Commitments

We have contractual obligations in the form of operating leases for office space for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in June 2023. For the years ended December 31, 2012, 2011 and 2010, we recorded rental expense of $7.8 million, $6.0 million and $6.0 million, respectively.

We lease approximately 119,000 square feet for our corporate headquarters in Newton, Massachusetts, pursuant to a lease with an expiration date of April 2015. We also lease an aggregate of approximately 144,000 square feet at 21 other locations across North America, Europe and Asia Pacific, primarily for our international management teams, sales offices, and subsidiary headquarters, pursuant to leases with expiration dates through June 2023.

The following table presents our estimated future minimum rental payments under operating leases with non-cancelable lease terms that expire after December 31, 2012, in thousands:

2013	$6,730
2014	5,312
2015	3,124
2016	1,279
2017 and thereafter	7,337

Total	$23,782

Purchase Obligations

As of December 31, 2012, we had minimum non-cancelable purchase obligations with certain of our vendors, which we expect to utilize in the ordinary course of business.

The following table summarizes our material commitments and obligations as of December 31, 2012 and excludes amounts already recorded on the consolidated balance sheet:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Operating leases	$23,782	$6,730	$8,436	$2,558	$6,058
Purchase obligations	1,441	586	747	108	—
Expected interest payments on Term Loan (1)	25,029	7,519	12,566	4,944	—

Total (2)	$50,252	$14,835	$21,749	$7,610	$6,058

(1)	The amounts included as expected interest payments on the Term Loan in this table are based on the current effective interest rate and payment terms as of December 31, 2012, but, could change significantly in the future. Amounts assume that our existing debt is repaid at maturity and do not assume additional borrowings or refinancings of existing debt.
(2)	In connection with the Spin-Off, we assumed Expedia’s obligation to fund a charitable foundation. The Board of Directors of the charitable foundation is currently comprised of Stephen Kaufer- President and Chief Executive Officer, Julie M.B. Bradley-Chief Financial Officer and Seth J. Kalvert- Senior Vice President, General Counsel and Secretary. Our obligation was calculated at 2.0% of OIBA in 2012 and is expected to be calculated at 2.0% of Adjusted EBITDA for subsequent years. For a discussion regarding OIBA and Adjusted EBITDA see “Note 17—Segment Information” below. This future commitment has been excluded from the table above.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contingencies:

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

NOTE 13: EMPLOYEE BENEFIT PLANS

Prior to the Spin-Off from Expedia

Our U.S. employees were generally eligible to participate in Expedia’s retirement and savings plan (the “Expedia 401(k) Plan”) that qualified under Section 401(k) of the Internal Revenue Code until October 31, 2011. Our employees ceased to participate in this plan upon the creation of our new retirement and savings plan on November 1, 2011 described below. Within the Expedia 401(k) Plan, participating employees could contribute up to 50% of their pretax salary, but not more than statutory limits. We matched 50% of the first 6% of employee contributions to the plan for a maximum employer contribution of 3% of a participant’s eligible earnings. Our contributions vested with the employees after they completed two years of service. Participating employees had the option to invest in Expedia’s common stock, but there was no requirement for participating employees to invest their contribution or our matching contribution in Expedia’s common stock. Expedia also had various defined contribution plans for our international employees. Contributions to these benefit plans for our employees were $2 million and $1 million for the years ended December 31, 2011 and 2010, respectively.

Subsequent to Spin-Off from Expedia

TripAdvisor Retirement Savings Plan

Effective November 1, 2011, our U.S. employees were generally eligible to participate in a new retirement and savings plan, the TripAdvisor Retirement Savings Plan (the “401(k) Plan”), that qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is similar to and replaced the Expedia 401(k) Plan, allowing all employees to make contributions of a specified percentage of their compensation. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits, and employee-participants age 50 or over may contribute an additional pre-tax salary deferral contribution to the 401(k) Plan up to the IRS Catch-Up Provision Limit. Employees may also contribute into the 401(k) Plan on an after-tax basis up to an annual maximum of 10%. The 401(k) Plan has an automatic enrollment feature at 3% pre-tax. We match 50% of the first 6% of employee contributions to the plan for a maximum employer contribution of 3% of a participant’s eligible earnings. The 401(k) Plan additionally allows certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. Our contributions vest with the employee after the employee completes two years of service. Effective June 8, 2012 the 401(k) Plan permits certain after-tax Roth 401(k) contributions. Additionally at the end of the 401 (k) Plan year we may make an additional matching contribution to eligible participants. This additional discretionary matching employer contribution referred to as “true up” is limited to match only contributions up to 3% of eligible compensation.

We also have various defined contribution plans for our international employees. Our employee’s interests were rolled into the 401(k) Plan from the Expedia 401(k) Plan in connection with the creation of our new plan on November 1, 2011. Our contributions to the 401(k) Plan were not material for the period from November 1, 2011 through December 31, 2011 and $3.1 million for the year ended December 31, 2012.

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

Under the 2011 Incentive Plan, 100,000 shares of TripAdvisor common stock are available for issuance to non-employee directors. There has been no activity from the inception of the Plan through December 31, 2012.

The summary of the material terms of the Plan is qualified in its entirety by the full text of the Plan, which is incorporated by reference in the Annual Report on this Form 10-K as Exhibit 4.4.

NOTE 14: REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interests are measured at fair value, both at the date of acquisition and subsequently at each reporting period. Our redeemable noncontrolling interest is reported on our consolidated balance sheets in the mezzanine section in “redeemable noncontrolling interest.”

One of our acquisitions made during 2008 included a noncontrolling interest with certain rights whereby we could acquire, and the minority shareholders could sell to us, the additional shares of the subsidiary, at fair value or at adjusted fair values at our discretion, beginning in the fourth quarter of 2012. Fair value determination has been based on various internal valuation techniques, including industry market comparables and a discounted cash flow valuation model. Certain assumptions were used in determining fair value, including revenue growth rates and discount rates. Changes in these assumptions impacted the fair value. Changes in the fair value of the shares for which the minority shareholders could sell to us have been recorded to the redeemable noncontrolling interest with charges or credits to additional paid in capital. The final purchase price paid for the remaining noncontrolling interest subsidiary shares during the fourth quarter of 2012 was $22.3 million, which brought our ownership to 100% at December 31, 2012.

In addition, we have incurred stock based compensation for the year ending December 31, 2012 and 2011 of $3.3 million and $0.5 million, respectively related to stock option and RSU issuances which were convertible for common shares of our noncontrolling interest. All stock option and RSU grants issued by our noncontrolling interest were issued with an exercise price at fair value, calculated as described above, and generally vested over a four-year requisite service period. In accordance with current accounting guidance on stock based compensation, we had classified these awards as liability awards and therefore marked the liability to market at each report date with stock based compensation expense recognized ratably over the vesting period. All outstanding stock options and RSU’s were accelerated and thus fully vested and expensed upon the liquidation event in the fourth quarter of 2012 as provided in the award agreements. As of December 31, 2012 we have no remaining redeemable noncontrolling interests.

A reconciliation of our redeemable noncontrolling interest is as follows (in thousands):

	Twelve months ended December 31, 2012	Twelve months ended December 31, 2011
Balance, beginning of period (1)	$3,863	$2,637
Net income attributable to noncontrolling interest	519	114
Fair value adjustments	14,617	571
Stock based compensation	3,305	541
Purchases of subsidiary shares at fair value	(22,304)	—

Balance, end of period	$—	$3,863

(1)	The balance as of December 31, 2011 was reclassified from accrued expenses and other current liabilities to redeemable noncontrolling interest on the consolidated balance sheet to conform to current year presentation.

NOTE 15—STOCKHOLDERS’ EQUITY

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

As discussed in “Note 1—Organization and Basis of Presentation” above, in connection with the Spin-Off, a one-for-two reverse stock split of outstanding Expedia capital stock occurred immediately prior to the Spin- Off, which resulted in 120,661,020 shares of common stock and 12,799,999 shares of Class B common stock outstanding immediately following the Spin-Off.

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. At December 31, 2012, no preferred shares had been issued.

Share Repurchases

During the period January 1, 2012 through December 31, 2012, our Board of Directors did not authorize any share buyback program and we have not repurchased any shares of outstanding common stock. See “Note 18— Subsequent Events” below for information related to a share repurchase program approved by our Board of Directors subsequent to December 31, 2012.

Dividends

During the period January 1, 2012 through December 31, 2012, our Board of Directors did not declare any dividends on our outstanding common stock.

Spin-Off Adjustments to Invested Equity and Additional Paid-in Capital

The table below reflects the accounting treatment related to the formation of TripAdvisor and the transfer to us by Expedia of the post-Spin-Off net assets of TripAdvisor in 2011 after giving effect to the terms provided for in the separation agreement between Expedia and us (in thousands).

Invested equity prior to Spin-Off	$693,447
Distribution to Expedia (1)	(405,516)
Adjustment to distribution from Expedia (2)	7,028
Receivable from Expedia extinguished, net (3)	(1,525)
Common shares issued (4)	(121)
Class B shares issued (4)	(13)

Beginning Additional-Paid-In-Capital	$293,300

(1)	The transfer of $405.5 million in cash to Expedia in form of dividend, prior to our separation from Expedia.
(2)	Per the Separation Agreement, we were to retain $165 million in cash on hand immediately following the Spin-Off. The agreement also provided for a subsequent reconciliation process to ensure the appropriate amount was retained and all amounts in excess of $165 million were remitted to Expedia. The completion of this reconciliation resulted in TripAdvisor recording an additional receivable from Expedia of $7 million at December 31, 2011 which was subsequently received by us during 2012.
(3)	The extinguishment of domestic intercompany receivables from Expedia, including transfers of assets and liabilities at Spin-Off.
(4)	The reclassification of 120,661,020 shares of Expedia common stock and 12,799,999 shares of Expedia Class B common stock into, in part, shares of Expedia mandatory exchangeable preferred stock that automatically, immediately following the reclassification, exchanged into 120,661,020 shares of TripAdvisor Common Stock and 12,799,999 shares of TripAdvisor Class B common stock to effect the transfer of ownership of TripAdvisor from Expedia to Expedia’s shareholders based upon a ratio of one share of the respective class of TripAdvisor common stock for each share of the respective class of Expedia common stock and the number of Expedia common and Class B common shares outstanding as of December 20, 2011 after giving effect to the one-for-two reverse stock split of Expedia shares in connection with, and immediately prior to, the Spin-Off.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is primarily comprised of accumulated foreign currency translation adjustments, as follows:

	December 31,
	2012	2011
	(In thousands)
Net unrealized gain (loss) on securities, net of tax (1)	$(104)	$—
Cumulative foreign currency translation adjustments (2)	(765)	(2,710)

Total accumulated other comprehensive income (losses)	$(869)	$(2,710)

(1)	Net of unrealized tax benefits of $72 for the year ended December 31, 2012.
(2)	Our foreign subsidiary earnings are considered indefinitely reinvested; therefore; deferred taxes are not provided on foreign currency translation adjustments.

NOTE 16: RELATED PARTY TRANSACTIONS

Expedia

Related-party revenue from Expedia of $203.8 million, $211.0 million and $171.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, primarily consists of click-based advertising and other advertising services provided to Expedia and its subsidiaries and is recorded at contract value, which we believe is a reasonable reflection of the value of the services provided. Related-party revenue represented 27%, 33% and 35% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Prior to the Spin-Off, our operating expenses included a related-party shared services fee, of $9.2 million and $7.9 million for the years ended December 31, 2011 and 2010, respectively, which was comprised of allocations from Expedia for accounting, legal, tax, corporate development, financial reporting, treasury and real estate functions and included an allocation of employee compensation within these functions. These allocations were determined on a basis that Expedia and we considered to be a reasonable reflection of the cost of services provided or the benefit received by us. These expenses were allocated based on a number of factors including headcount, estimated time spent and operating expenses. It was not practicable to determine the amounts of these expenses that would have been incurred had we operated as an unaffiliated entity. In the opinion of our management, the allocation method was reasonable.

Other related-party operating expenses which were included within selling and marketing expense were $6.4 million, $4.3 million, and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, which primarily consisted of marketing expense for exit windows.

Related party net interest income (expense) of $0.5 million and ($0.2) million for the years ending December 31, 2011 and 2010 are reflected in the consolidated and combined statements of operations within interest income (expense), net and were primarily intercompany in nature, arising from the transfer of liquid funds between Expedia and us that occurred as part of Expedia’s treasury operations prior to the Spin-Off.

The net related party receivable balances with Expedia reflected in our consolidated balance sheets as of December 31, 2012 and 2011 were $24.0 million receivable and $14.1 million, respectively. In addition to the revenue and expense relationships described above, the change in the net related party receivable balance was also affected by our transfer of domestic cash receipts to Expedia during the periods prior to the Spin-Off offset by Expedia’s funding of our payroll and income tax payments as well as certain acquisitions. In connection with the Spin-Off, all domestic intercompany receivables/payables with Expedia were extinguished.

As discussed in “Note 1—Organization and Basis of Presentation” above, we transferred $405.5 million in cash to Expedia in the form of a dividend, prior to completion of the Spin-Off. Per the Separation Agreement we were to retain $165 million in cash on hand immediately following the Spin-off and the agreement also provided for a subsequent reconciliation process to ensure the appropriate amount was retained. The completion of this reconciliation resulted in us recording an additional receivable from Expedia of $7 million at December 31, 2011, which was subsequently received by us during 2012.

We were a guarantor of Expedia’s credit facility and outstanding senior notes. These guarantees were full, unconditional, joint and several, and were released upon Spin-Off.

Following the Spin-Off, as a result of the irrevocable proxy of Liberty Interactive Corporation (“Liberty”) described in more detail below under “—Liberty and Barry Diller”, Mr. Diller was effectively able to control the outcome of all matters submitted to a vote or for the consent of TripAdvisor’s stockholders (other than with respect to the election by the holders of TripAdvisor common stock of 25% of the members of TripAdvisor’s Board of Directors and matters as to which Delaware law requires a separate class vote). Additionally, Mr. Diller was the Chairman and Senior Executive of Expedia, and through similar arrangements between Mr. Diller and Liberty, Mr. Diller was effectively able to control the outcome of all matters submitted to a vote or for the consent of Expedia’s stockholders (other than with respect to the election by the holders of Expedia common stock of 25% of the members of Expedia’s Board of Directors and matters as to which Delaware law requires a separate class vote). As a result, from the completion of the Spin-Off until December 11, 2012, TripAdvisor and Expedia were related parties since they were under common control. On December 11, 2012, as a result of the purchase by Liberty of an aggregate of 4,799,848 shares of common stock of TripAdvisor from Mr. Diller and certain of his affiliates which is described in further detail below under “—Liberty and Barry Diller”, Expedia and TripAdvisor are no longer under common control. However, Expedia continues to be a related party to TripAdvisor due to Liberty’s ownership of Expedia stock.

For purposes of governing certain of the ongoing relationships between us and Expedia at and after the Spin-Off, and to provide for an orderly transition, we and Expedia have entered into various agreements, including, among others, the Separation Agreement; the Tax Sharing Agreement, the Employee Matters agreement, the Transition Services Agreement, and commercial agreements. The various commercial agreements, including click-based advertising agreements, content sharing agreements and display-based and other advertising agreements, had terms of up to one year. The full texts of the Separation Agreement, the Tax Sharing Agreement, the Employee Matters Agreement, the Transition Services Agreement and the Master Advertising Agreement (CPC) are incorporated by reference in this Annual Report on Form 10-K as Exhibits 2.1, 10.2, 10.3, 10.4 and 10.6 (10.6 filed in redacted form pursuant to confidential treatment request), respectively. We continue to work together with Expedia pursuant to various commercial agreements between subsidiaries of TripAdvisor, on the one hand, and subsidiaries of Expedia, on the other hand.

Liberty and Barry Diller

On December 20, 2011, in connection with the Spin-Off, we entered into a governance agreement (the “Governance Agreement”) with Liberty Interactive Corporation (“Liberty”) and Barry Diller, our former Chairman of the Board of Directors and our Senior Executive. The summary of the material terms of the Governance Agreement are qualified in their entirety by the full text of the Governance Agreement, which is incorporated by reference on this Annual Report on Form 10-K as Exhibit 10.1. In addition, Liberty and Mr. Diller entered into a stockholders agreement, dated December 20, 2011 (the “Stockholders Agreement”), pursuant to which, among other things, Liberty granted to Mr. Diller an irrevocable proxy (the “Proxy”) with respect to all of TripAdvisor’s securities beneficially owned by Liberty on all matters submitted to a stockholder vote or by which the stockholders may act by written consent (other than with respect to contingent matters with respect to which Liberty had not consented).

By virtue of the Proxy, as well as through shares owned by Mr. Diller directly, Mr. Diller was effectively able to control the outcome of all matters submitted to a vote or for the consent of TripAdvisor’s stockholders (other than with respect to the election by the holders of TripAdvisor common stock of 25% of the members of TripAdvisor’s Board of Directors and matters as to which Delaware law requires a separate class vote). Additionally, Mr. Diller was the Chairman and Senior Executive of Expedia, and through similar arrangements between Mr. Diller and Liberty, Mr. Diller was effectively able to control the outcome of all matters submitted to a vote or for the consent of Expedia’s stockholders (other than with respect to the election by the holders of Expedia common stock of 25% of the members of Expedia’s Board of Directors and matters as to which Delaware law requires a separate class vote). As a result, from the completion of the Spin-Off until December 11, 2012, TripAdvisor and Expedia were related parties since they were under common control.

On December 11, 2012, Liberty purchased an aggregate of 4,799,848 shares of common stock of TripAdvisor from Mr. Diller and certain of his affiliates (the “Stock Purchase”). Effective upon completion of the Stock Purchase, Mr. Diller resigned as Chairman and the Senior Executive of TripAdvisor, but continues to serve as a non-employee director. As a result of the completion of the Stock Purchase: (i) the Stockholders Agreement has, in accordance with its terms, terminated, (ii) the Proxy has terminated and Mr. Diller no longer has the right to vote the shares of TripAdvisor common stock and Class B common stock beneficially owned by Liberty, and

(iii) the Governance Agreement has, in accordance with its terms, terminated with respect to Mr. Diller and remains in effect with respect to Liberty and TripAdvisor.

Pursuant to the terms of the stock purchase agreement entered into by Liberty, Mr. Diller and certain of their affiliates in connection with the Stock Purchase, Liberty has agreed that, until the Director Expiration Date (as defined below), it will:

•

use its reasonable best efforts to cause Mr. Diller to be included in the slate of nominees recommended by the Board of Directors to the Company’s stockholders for election as directors at each annual meeting of the stockholders of the Company,

•

vote, or act by written consent with respect to, any and all shares of common stock or shares of Class B common stock with respect to which it has the power to vote, in favor of Mr. Diller to serve as a director on the Company’s Board of Directors, and

•

use its reasonable best efforts to ensure that the unvested options to acquire, and restricted stock units (the “RSUs”) with respect to, shares of common stock that Mr. Diller held as of the completion of the transaction will continue to vest as long as Mr. Diller remains a director of the Company and the post-termination exercise period of any options to acquire shares of common stock of the Company (“Options”) that Mr. Diller held as of the completion of the transaction will not commence until Mr. Diller ceases to be a director of the Company.

The term “Director Expiration Date” in the Stock Purchase Agreement means the first to occur of (w) January 1, 2018, (x) such time as Mr. Diller has been convicted of, or has pled guilty to, any felony involving moral turpitude, (y) Mr. Diller ceases to hold any Options or RSUs or (z) such time as all Options and RSUs shall have become vested and shall by their terms be exercisable through the applicable expiration date.

As of December 31, 2012, Mr. Diller beneficially owned 2,047,088 shares of our common stock (assuming the exercise of options to purchase 1,994,759 shares of Common Stock and 10,319 shares of common stock issuable upon settlement of RSUs that are or become exercisable by Mr. Diller or vest within 60 days of December 31, 2012), which shares constitute 1.41% of the outstanding shares of Common Stock. As of December 31, 2012, Liberty beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 14.0% of the outstanding shares of Common Stock and 100% of the outstanding shares of Class B Common Stock. Assuming the conversion of all of the Liberty’s shares of Class B common stock into common stock, Liberty would beneficially own 21.7% of the outstanding common stock (calculated in accordance with Rule 13d-3). Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, Liberty may be deemed to beneficially own equity securities representing approximately 56.6% of our voting power.

NOTE 17: SEGMENT INFORMATION

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

The following table is a reconciliation of Adjusted EBITDA to operating income and net income for the periods presented:

	Year ended December 31,
		(in thousands)
	2012	2011	2010
Adjusted EBITDA	$352,474	$322,918	$260,963
Depreciation (1)	(19,966)	(18,362)	(12,871)

OIBA (2)	332,508	304,556	248,092
Amortization of intangible assets	(6,110)	(7,523)	(14,609)
Stock-based compensation	(30,102)	(17,344)	(7,183)
Spin-Off costs	—	(6,932)	—

Operating income	296,296	272,757	226,300
Interest income (expense), net	(10,871)	391	(241)
Other, net	(3,450)	(1,254)	(1,644)
Provision for income taxes	(87,387)	(94,103)	(85,461)
Net (income) loss attributable to noncontrolling interest	(519)	(114)	(178)

Net income attributable to TripAdvisor, Inc .	$194,069	$177,677	$138,776

(1)	Includes internal use software and website development costs.
(2)	Our primary operating metric prior to the Spin-Off for evaluating operating performance was OIBA, as reported on our Registration Statement on Form S-4, filed with the SEC on November 1, 2011. OIBA is defined as operating income plus: (1) amortization of intangible assets and any related impairment; (2) stock-based compensation expense; and (3) non-recurring expenses incurred to effect the Spin-Off during the year ended December 31, 2011. This operating metric is no longer being used by our management to measure operating performance and is only being shown above to illustrate the financial impact as we converted to a new operating metric post Spin-Off and is also currently used to calculate our annual obligation for our charitable foundation. Refer to “Note 12—Commitments and Contingencies” above for a discussion of our charitable foundation.

We derive substantially all of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of our revenue is generated through a combination of subscription-based offerings, transaction revenue from selling room nights on our transactional sites SniqueAway and Tingo, and other revenue including content licensing.

	Year ended December 31,
	2012	2011	2010
	($ in thousands)
Click-based advertising	$587,781	$499,993	$383,543
Display-based advertising	94,147	85,736	71,848
Subscription, transaction and other	81,038	51,334	29,244

Total revenue	$762,966	$637,063	$484,635

The following table presents revenue by geographic area, the United States, the United Kingdom and all other countries, based on the geographic location of our websites for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenue
United States	$386,211	$348,066	$297,830
United Kingdom	110,213	99,646	69,721
All other countries	266,542	189,351	117,084

	$762,966	$637,063	$484,635

The following table presents property and equipment, net for the United States and all other countries based on the geographic location of the assets:

	As of December 31,
	2012	2011
	(In thousands)
Property and equipment, net
United States	$36,255	$30,138
All other countries	7,547	4,616

	$43,802	$34,754

NOTE 18: SUBSEQUENT EVENTS

Share Repurchase Authorization

On February 12, 2013, our Board of Directors authorized the repurchase of $250.0 million of our shares of common stock under a share repurchase program. We intend to use available cash and future cash from operations to fund repurchases under the share repurchase program. The repurchase program has no expiration but may be suspended or terminated by the Board of Directors at any time. The Executive Committee of our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the Company and its stockholders.

TripAdvisor, Inc

Quarterly Financial Information (Unaudited)

(in thousands, except per share data)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2012. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2012
Revenue	$183,715	$197,148	$212,710	$169,393
Operating income	73,377	83,678	92,249	46,992
Net income	48,171	53,165	59,535	33,717
Net income attributable to TripAdvisor, Inc.	48,111	53,019	59,360	33,579
Basic earnings per share (1)	$0.36	$0.38	$0.42	$0.24
Diluted earnings per share (1)	$0.35	$0.37	$0.41	$0.23
Year ended December 31, 2011
Revenue	$149,222	$169,242	$180,801	$137,798
Operating income	73,314	83,819	82,068	33,556
Net income	47,371	54,110	54,293	22,017
Net income attributable to TripAdvisor, Inc.	47,278	54,064	54,314	22,021
Basic earnings per share (1).	$0.35	$0.41	$0.41	$0.16
Diluted earnings per share (1).	$0.35	$0.41	$0.41	$0.16

(1)	Refer to “Note 2—Significant Accounting Policies” above for information regarding the calculation of basic and diluted share calculations. Our common stock began trading on NASDAQ on December 21, 2011 under the ticker symbol “TRIP” following the Spin-Off from Expedia.

TripAdvisor, Inc

For the Years Ended December  31, 2012, 2011 and 2010

Schedule II Valuation and Qualifying Accounts

The following table presents the changes in our valuation and qualifying accounts:

Description	Balance at Beginning of Year	Charges (recoveries) to Earnings	Deductions	Balance at End of Year
	(In thousands)
2012
Allowance for doubtful accounts	$5,370	$(1,050)	$(1,502)	$2,818
2011
Allowance for doubtful accounts	$5,184	$909	$(723)	$5,370
2010
Allowance for doubtful accounts	$3,693	$3,383	$(1,892)	$5,184

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s , or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report which is included below.

Limitations on Effectiveness of Controls and Procedures

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TripAdvisor, Inc.

We have audited TripAdvisor, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TripAdvisor Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, TripAdvisor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TripAdvisor, Inc. as of December 31, 2012 and 2011, and the related consolidated and combined statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 15, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our 2013 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to our 2013 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our 2013 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our 2013 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our 2013 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2012.

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

TripAdvisor, Inc.

	By:	/s/ STEPHEN KAUFER
February 15, 2013		Stephen Kaufer Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 15, 2013.

Signature	Title

/s/ STEPHEN KAUFER Stephen Kaufer	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ JULIE M.B. BRADLEY Julie M.B. Bradley	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ BARRY DILLER Barry Diller	Director

/s/ SUKINDER SINGH CASSIDY Sukinder Singh Cassidy	Director

/s/ GREGORY B. MAFFEI Gregory B. Maffei	Director

/s/ JONATHAN F. MILLER Jonathan F. Miller	Director

/s/ JEREMY PHILIPS Jeremy Philips	Director

/s/ CHRISTOPHER W. SHEAN Christopher W. Shean	Director

/s/ ROBERT S. WIESENTHAL Robert S. Wiesenthal	Director

EXHIBIT INDEX

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
2.1	Separation Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	2.1	12/27/11
3.1	Restated Certificate of Incorporation of TripAdvisor, Inc.		8-K	001-35362	3.1	12/27/11
3.2	Amended and Restated Bylaws of TripAdvisor, Inc.		8-K	001-35362	3.2	12/27/11
3.3	Amended No. 1 to Amended and Restated Bylaws of TripAdvisor, Inc.		8-K	001-35362	3.1	2/12/13
4.1	Equity Warrant Agreement by and between TripAdvisor, Inc. and Mellon Investor Services LLC, as Equity Warrant Agent, dated as of December 20, 2011		8-K	001-35362	4.1	12/27/11
4.2	Credit Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 20, 2011		8-K	001-35362	4.2	12/27/11
4.3	TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan		S-8	333-175828-01	4.6	12/20/11
4.4	TripAdvisor, Inc. Deferred Compensation Plan for Non-Employee Directors		S-8	333-175828-01	4.6	12/20/11
4.5	Specimen TripAdvisor, Inc. Common Stock Certificate		S-4/A	333-175828	4.6	10/24/11
10.1	Governance Agreement, by and among TripAdvisor, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	001-35362	10.1	12/27/11
10.2	Tax Sharing Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.2	12/27/11
10.3	Employee Matters Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.3	12/27/11
10.4	Transition Services Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.4	12/27/11

10.5	Master Advertising Agreement (CPC), by and between, on the one hand, TripAdvisor LLC, TripAdvisor Limited, and TripAdvisor Singapore Private Limited and, on the other, Expedia, Inc., Hotels.com LP, and Travelscape LLC, dated as of December 20, 2011 (Filed in redacted form pursuant to confidential treatment request with omitted portions separately filed with the Commission)		8-K (8-K/A with clarified confidential treatment request legends)	001-35362	10.6	12/27/11 (8-K/A filed 3/15/12)

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
10.6	Employment Agreement between TripAdvisor LLC and Julie Bradley, effective as of October 3, 2011		S-4/A	333-175828	10.14	10/24/11
10.7	Employment Agreement between TripAdvisor LLC and Seth Kalvert, effective as of October 3, 2011		S-4/A	333-175828	10.18	10/31/11
10.8	Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of October 31, 2007		S-4/A	333-175828	10.12	10/24/11
10.9	First Amendment to Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of June 15, 2009		S-4/A	333-175828	10.13	10/24/11
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101*	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated and Combined Statements of Operations, (ii) Consolidated and Combined Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated and Combined Statements of Changes in Stockholders’ Equity, (v) Consolidated and Combined Statements of Cash Flows, and (vi) Notes to Consolidated and Combined Financial Statements.

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.