Form 10-K/A
period 2012-12-31
TripAdvisor, Inc.
filed 2013-04-30
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“Form 10-K”) to include all of the Part III information required by applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K. The Registrant has also included on Form 10K/A the corrected reports of independent registered public accounting firm on pages 63 and 110 on Form 10-K which had inadvertently omitted the reference to the consolidated and combined statements of operations.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing currently dated certifications on Exhibits 31.3, 31.4, 32.3 and 32.4. Accordingly, the Registrant hereby amends Item 15 in the Form 10-K to add such reports as Exhibits.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Form 10-K was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Form 10-K to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K.

We refer to TripAdvisor, Inc. as the “Company,” “TripAdvisor,” “us,” “we” and “our” in this report.

Item 8.	Consolidated and Combined Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TripAdvisor, Inc.

We have audited the accompanying consolidated balance sheets of TripAdvisor, Inc. as of December 31, 2012 and 2011, and the related consolidated and combined statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

TRIPADVISOR, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Invested Capital	Common stock		Class B Common Stock		Additional paid- in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
		Shares	Amount	Shares	Amount
Balance as of December 31, 2009	$393,363	—	$—	—	$—	$—	$—	$(3,449)	$389,914
Net income attributable to TripAdvisor, Inc.	138,776								138,776
Currency translation adjustments								1,520	1,520
Tax benefits on equity awards	3,992								3,992
Adjustment to the fair value of redeemable noncontrolling interest	(1,152)								(1,152)
Stock-based compensation expense	6,582								6,582

Balance as of December 31, 2010	$541,561	—	$—	—	$—	$—	$—	$(1,929)	$539,632
Net income attributable to TripAdvisor, Inc. prior to Spin-Off	175,308								175,308
Net income attributable to TripAdvisor, Inc. after the Spin-Off							2,369		2,369
Currency translation adjustments								(781)	(781)
Tax benefits on equity awards	1,453								1,453
Stock- based compensation expense- pre-Spin-Off	16,260								16,260
Acquisition of common control subsidiary from Expedia	(40,564)								(40,564)
Adjustment to the fair value of redeemable noncontrolling interest	(571)								(571)
Extinguishment of receivable due from Expedia related to Spin- Off, including transfers of assets and liabilities	(1,525)								(1,525)
Distribution to Expedia related to Spin-Off, net	(398,488)								(398,488)
Capitalization of TripAdvisor as a result of Spin-Off from Expedia, including issuance of Common and Class B shares	(293,434)	120,661,808	121	12,799,999	13	293,300			—
Stock-based compensation expense- post Spin-Off						444			444

	Invested Capital	Common stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
		Shares	Amount	Shares	Amount
Balance as of December 31, 2011	$—	120,661,808	$121	12,799,999	$13	$293,744	$2,369	$(2,710)	$293,537
Net income attributable to TripAdvisor, Inc.							194,069		194,069
Currency translation adjustments								1,945	1,945
Unrealized loss on marketable securities, net of tax								(104)	(104)
Tax benefits on equity awards						3,933			3,933
Issuance of common stock related to exercise of options and warrants and vesting of RSUs		9,398,330	9			230,702			230,711
Minimum withholding taxes on net share settlements of equity awards						(6,675)			(6,675)
Adjustment to the fair value of redeemable noncontrolling interest						(14,617)			(14,617)
Reclassification of non-employee equity awards to liability						(1,462)			(1,462)
Stock-based compensation expense						25,631			25,631

Balance as of December 31, 2012	$—	130,060,138	$130	12,799,999	$13	$531,256	$196,438	$(869)	$726,968

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

In connection with the Spin-Off, on December 20, 2011, TripAdvisor Holdings, LLC distributed $405.5 million in cash to Expedia in the form of a dividend. This distribution was funded through borrowings under a credit agreement, dated as of December 20, 2011. Such credit agreement together with all exhibits, schedules, annexes, certificates, assignments and related documents contemplated thereby is referred to herein as the “Credit Agreement.” Refer to “Note 8 — Debt” below and our debt discussion in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Position, Liquidity and Capital Resources” for further information.

For information on our relationships with Expedia, Barry Diller and Liberty Interactive Corporation and recent material transactions and change in voting control in the fourth quarter of 2012, refer to “Note 16 — Related Party Transactions” below.

Basis of Presentation

The accompanying consolidated and combined financial statements include TripAdvisor, our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We refer to TripAdvisor, Inc. and our wholly-owned subsidiaries as “TripAdvisor,” “us,” “we” and “our” in these notes to the consolidated and combined financial statements. We record our investments in entities that we do not control, but over which we have the ability to exercise significant influence, using the equity method. We record noncontrolling interest in our consolidated and combined financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Noncontrolling interest in the earnings and losses of consolidated subsidiaries represents the share of net income or loss allocated to members or partners in our consolidated entities. We have eliminated significant intercompany transactions and accounts. The accounting for income taxes was computed for TripAdvisor on a separate tax return basis (see “Note 9 — Income Taxes” for further information). The accompanying consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

Display and Other Advertising . We recognize display advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract. Subscription-based revenue is recognized ratably over the related subscription period. We recognize revenue from all other sources either upon delivery or when we provide the service.

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

Level 1 — Valuations are based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations are based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations are based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

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

Derivatives that do not qualify as hedges must be adjusted to fair value through current income. In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our derivative instruments or forward contracts that were entered into and are not designated as hedges as of December 31, 2012 are disclosed below in “Note 5 — Financial Instruments” in the notes to the consolidated and combined financial statements. Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Other, net on our consolidated and combined statement of operations. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not expected to be significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year.

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

TripAdvisor Equity Grants Awards Issued Subsequent to the Spin-Off

We adopted the TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan, or the 2011 Incentive Plan, as of December 21, 2011, under which we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to our directors, officers, employees and consultants. Refer to “Note 4 — Stock Based Awards and Other Equity Instruments” below for further information on the 2011 Incentive Plan and our stock based award activity.

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

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations including dependence on relationships with our customers. We are highly dependent on our advertising and media relationship with Expedia, (see “Note 16 — Related Party Transactions”), which accounted for approximately 27%, 33% and 35% of our total revenue in 2012, 2011 and 2010, respectively. In addition, another customer accounted for approximately 21%, 16% and 11% of our revenue in 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, there were no customers that accounted for 10% or more of our trade receivables.

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

Earnings per Share (EPS)

As discussed above in “Note 1 — Organization and Basis of Presentation”, in connection with the Spin-Off a one-for-two reverse stock split of outstanding Expedia capital stock occurred immediately prior to the Spin-Off, which resulted in 120,661,020 shares of common stock and 12,799,999 shares of Class B common stock outstanding immediately following the Spin-Off.

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

Recently Adopted Accounting Pronouncements

Testing Indefinite-lived Intangibles for Impairment

In July 2012, the FASB issued ASU 2012-02, which amends ASC Topic 350, “Intangibles — Goodwill and Other.” The guidance amends the impairment test for indefinite lived intangible assets other than goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that an indefinite lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite lived intangible asset. This guidance is effective for interim and annual periods beginning after September 15, 2012, however, we have decided to early adopt and make it effective for our 2012 impairment review. Accordingly, we have adopted the presentation requirements of ASU 2012-02 during the fourth quarter of 2012. The adoption of ASU 2012-02 did not have a material impact on our consolidated and combined financial statements.

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

In addition to the acquisitions listed in the above table, in October 2011, we purchased a subsidiary in China from Expedia for $37 million, or $28 million net of acquired cash. This acquisition was accounted for as a common control transaction, with net liabilities recorded at a carrying value of $4 million, including an additional $7 million of short term borrowings from the Chinese Credit Facilities (refer to “Note 8 — Debt” below for further information on the Chinese Credit Facilities). No goodwill or other intangibles were recorded as a result of this acquisition and no contingent payments are outstanding. The difference between the purchase price and the carrying value of the net liabilities was recorded to additional paid in capital. The results of operations from this business are included in our consolidated and combined results from the transaction closing date.

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

In addition, upon Spin-Off, we entered into a warrant agreement (the “Warrant Agreement”) with Mellon Investor Services LLC and issued warrants exercisable for TripAdvisor common stock in respect of previously outstanding warrants exercisable for Expedia common stock that were adjusted on account of Expedia’s reverse stock split and the Spin-Off. The warrants, which totaled 32,186,792 at Spin-Off, were subsequently converted into 7,952,456 shares of our common stock during the year ended December 31, 2012, prior to their expiration date of May 7, 2012. Refer to “ 2012 Stock Warrant Activity,” below , for a discussion of warrant activity during the year ended December 31, 2012.

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

NOTE 5: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- Term Marketable Securities	Long-Term Marketable Securities
Cash	$141,460	$—	$—	$141,460	$141,460	$—	$—
Level 1:
Money market funds	215,052	—	—	215,052	215,052	—	—

Subtotal	356,512	—	—	356,512	356,512	—	—

Level 2:
U.S. agency securities	13,634	4	(3)	13,635	—	7,635	6,000
Commercial paper	48,710	15	(22)	48,703	9,999	38,704	—
Corporate securities	162,050	12	(180)	161,882	1,004	67,630	93,248
Municipal securities	5,003	—	(2)	5,001	—	5,001	—

Subtotal	229,397	31	(207)	229,221	11,003	118,970	99,248

Total	$585,909	$31	$(207)	$585,733	$367,515	$118,970	$99,248

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- Term Marketable Securities	Long-Term Marketable Securities
Cash	$114,532	$—	$—	$114,532	$114,532	$—	$—
Level 1:
Money market funds	69,000	—	—	69,000	69,000	—	—

Total	$183,532	$—	$—	$183,532	$183,532	$—	$—

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

The following table shows the fair value and notional principal amounts of our outstanding or unsettled derivative instruments that are not designated as hedging instruments:

		December 31, 2012
	Balance Sheet Caption	Fair Value of Derivative(2)		U.S. Dollar Notional
($ in thousands)		Asset	Liability
Foreign exchange-forward contracts (current)	Accrued and other current liabilities(1)	$—	$$64	$2,710

(1)	Current derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. Dollar.
(2)	The fair value of our derivative liability is measured using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets.

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

In addition during 2012 we had a redeemable noncontrolling interest which was considered a Level 3 liability. The total liability balance at December 31, 2012 and December 31, 2011 is $0 and $3.9 million respectively, and is included in redeemable noncontrolling interests in the mezzanine section of the consolidated balance sheets. Refer to “Note 14 — Redeemable Noncontrolling Interest’ below for additional information.

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

In 2012 and 2011, the additions to goodwill relate to our acquisitions. See “Note 3 — Acquisitions,” above for further information. Refer to “Note 2 — Significant Accounting Policies ,” above for a discussion of our annual goodwill impairment assessment.

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

Our indefinite-lived assets relate to trade names and trademarks acquired in various acquisitions. Refer to “Note 2 — Significant Accounting Policies” above for a discussion of our annual indefinite-lived intangible asset impairment assessment.

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

December 31,2012
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

Certain of our Chinese subsidiaries entered into a RMB 138,600,000 (approximately $22 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility — BOA”) that is currently subject to review on a periodic basis with no specific expiration period. During the year ended December 31, 2012, this credit line was increased to RMB 189,000,000 (approximately $30 million). We currently have $21.8 million of outstanding borrowings from this credit facility as of December 31, 2012. Our Chinese Credit Facility — BOA currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of December 31, 2012.

In addition, during April 2012, certain of our Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). We currently have $10.3 million of outstanding borrowings from this credit facility as of December 31, 2012. Our Chinese Credit Facility — JPM currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of December 31, 2012.

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

NOTE 10: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Accrued salary, bonus, and related benefits	$29,438	$21,744
Accrued marketing costs (1)	11,941	6,194
Accrued charitable foundation payments (2)	6,757	109
Other	15,100	9,222

Total accrued expenses and other current liabilities	$63,236	$37,269

(1)	Reclassified amount for the year ended December 31, 2011 from accounts payable on the consolidated balance sheet to conform to current year presentation.
(2)	See “Note 12 — Commitments and Contingencies” below for information regarding our charitable foundation.

NOTE 11: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Unrecognized tax benefits (1)	$23,138	$13,455
Other	2,425	2,497

Total other long-term liabilities	$25,563	$15,952

(1)	See “Note 9 — Income Taxes” above for additional information on our unrecognized tax benefits. Amount includes accrued interest and penalties related to this liability.

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

The following table summarizes our material commitments and obligations as of December 31, 2012 and excludes amounts already recorded on the consolidated balance sheet:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Operating leases	$23,782	$6,730	$8,436	$2,558	$6,058
Purchase obligations	1,441	586	747	108	—
Expected interest payments on Term Loan (1)	25,029	7,519	12,566	4,944	—

Total (2)	$50,252	$14,835	$21,749	$7,610	$6,058

(1)	The amounts included as expected interest payments on the Term Loan in this table are based on the current effective interest rate and payment terms as of December 31, 2012, but, could change significantly in the future. Amounts assume that our existing debt is repaid at maturity and do not assume additional borrowings or refinancings of existing debt.
(2)	In connection with the Spin-Off, we assumed Expedia’s obligation to fund a charitable foundation. The Board of Directors of the charitable foundation is currently comprised of Stephen Kaufer- President and Chief Executive Officer, Julie M.B. Bradley-Chief Financial Officer and Seth J. Kalvert- Senior Vice President, General Counsel and Secretary. Our obligation was calculated at 2.0% of OIBA in 2012 and is expected to be calculated at 2.0% of Adjusted EBITDA for subsequent years. For a discussion regarding OIBA and Adjusted EBITDA see “Note 17 — Segment Information” below. This future commitment has been excluded from the table above.

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

NOTE 15 — STOCKHOLDERS’ EQUITY

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

As discussed in “Note 1 — Organization and Basis of Presentation” above, in connection with the Spin-Off, a one-for-two reverse stock split of outstanding Expedia capital stock occurred immediately prior to the Spin-Off, which resulted in 120,661,020 shares of common stock and 12,799,999 shares of Class B common stock outstanding immediately following the Spin-Off.

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. At December 31, 2012, no preferred shares had been issued.

Share Repurchases

During the period January 1, 2012 through December 31, 2012, our Board of Directors did not authorize any share buyback program and we have not repurchased any shares of outstanding common stock. See “Note 18 — Subsequent Events” below for information related to a share repurchase program approved by our Board of Directors subsequent to December 31, 2012.

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

As discussed in “Note 1 — Organization and Basis of Presentation” above, we transferred $405.5 million in cash to Expedia in the form of a dividend, prior to completion of the Spin-Off. Per the Separation Agreement we were to retain $165 million in cash on hand immediately following the Spin-off and the agreement also provided for a subsequent reconciliation process to ensure the appropriate amount was retained. The completion of this reconciliation resulted in us recording an additional receivable from Expedia of $7 million at December 31, 2011, which was subsequently received by us during 2012.

We were a guarantor of Expedia’s credit facility and outstanding senior notes. These guarantees were full, unconditional, joint and several, and were released upon Spin-Off.

Following the Spin-Off, as a result of the irrevocable proxy of Liberty Interactive Corporation (“Liberty”) described in more detail below under “— Liberty and Barry Diller”, Mr. Diller was effectively able to control the outcome of all matters submitted to a vote or for the consent of TripAdvisor’s stockholders (other than with respect to the election by the holders of TripAdvisor common stock of 25% of the members of TripAdvisor’s Board of Directors and matters as to which Delaware law requires a separate class vote). Additionally, Mr. Diller was the Chairman and Senior Executive of Expedia, and through similar arrangements between Mr. Diller and Liberty, Mr. Diller was effectively able to control the outcome of all matters submitted to a vote or for the consent of Expedia’s stockholders (other than with respect to the election by the holders of Expedia common stock of 25% of the members of Expedia’s Board of Directors and matters as to which Delaware law requires a separate class vote). As a result, from the completion of the Spin-Off until December 11, 2012, TripAdvisor and Expedia were related parties since they were under common control. On December 11, 2012, as a result of the purchase by Liberty of an aggregate of 4,799,848 shares of common stock of TripAdvisor from Mr. Diller and certain of his affiliates which is described in further detail below under “— Liberty and Barry Diller”, Expedia and TripAdvisor are no longer under common control. However, Expedia continues to be a related party to TripAdvisor due to Liberty’s ownership of Expedia stock.

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

The following table is a reconciliation of Adjusted EBITDA to operating income and net income for the periods presented:

	Year ended December 31,
		(in thousands)
	2012	2011	2010
Adjusted EBITDA	$352,474	$322,918	$260,963
Depreciation (1)	(19,966)	(18,362)	(12,871)

OIBA (2)	332,508	304,556	248,092
Amortization of intangible assets	(6,110)	(7,523)	(14,609)
Stock-based compensation	(30,102)	(17,344)	(7,183)
Spin-Off costs	—	(6,932)	—

Operating income	296,296	272,757	226,300
Interest income (expense), net	(10,871)	391	(241)
Other, net	(3,450)	(1,254)	(1,644)
Provision for income taxes	(87,387)	(94,103)	(85,461)
Net (income) loss attributable to noncontrolling interest	(519)	(114)	(178)

Net income attributable to TripAdvisor, Inc.	$194,069	$177,677	$138,776

(1)	Includes internal use software and website development costs.
(2)	Our primary operating metric prior to the Spin-Off for evaluating operating performance was OIBA, as reported on our Registration Statement on Form S-4, filed with the SEC on November 1, 2011. OIBA is defined as operating income plus: (1) amortization of intangible assets and any related impairment; (2) stock-based compensation expense; and (3) non-recurring expenses incurred to effect the Spin-Off during the year ended December 31, 2011. This operating metric is no longer being used by our management to measure operating performance and is only being shown above to illustrate the financial impact as we converted to a new operating metric post Spin-Off and is also currently used to calculate our annual obligation for our charitable foundation. Refer to “Note 12 — Commitments and Contingencies” above for a discussion of our charitable foundation.

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

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2012
Revenue	$183,715	$197,148	$212,710	$169,393
Operating income	73,377	83,678	92,249	46,992
Net income	48,171	53,165	59,535	33,717
Net income attributable to TripAdvisor, Inc.	48,111	53,019	59,360	33,579
Basic earnings per share (1)	$0.36	$0.38	$0.42	$0.24
Diluted earnings per share (1)	$0.35	$0.37	$0.41	$0.23
Year ended December 31, 2011
Revenue	$149,222	$169,242	$180,801	$137,798
Operating income	73,314	83,819	82,068	33,556
Net income	47,371	54,110	54,293	22,017
Net income attributable to TripAdvisor, Inc.	47,278	54,064	54,314	22,021
Basic earnings per share (1).	$0.35	$0.41	$0.41	$0.16
Diluted earnings per share (1).	$0.35	$0.41	$0.41	$0.16

(1)	Refer to “Note 2 — Significant Accounting Policies” above for information regarding the calculation of basic and diluted share calculations. Our common stock began trading on NASDAQ on December 21, 2011 under the ticker symbol “TRIP” following the Spin-Off from Expedia.

TripAdvisor, Inc

For the Years Ended December 31, 2012, 2011 and 2010

Schedule II Valuation and Qualifying Accounts

The following table presents the changes in our valuation and qualifying accounts:

Description	Balance at Beginning of Year	Charges(recoveries)to Earnings	Deductions	Balance at End of Year
	(In thousands)
2012
Allowance for doubtful accounts	$5,370	$(1,050)	$(1,502)	$2,818
2011
Allowance for doubtful accounts	$5,184	$909	$(723)	$5,370
2010
Allowance for doubtful accounts	$3,693	$3,383	$(1,892)	$5,184

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TripAdvisor, Inc.

We have audited TripAdvisor, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TripAdvisor Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TripAdvisor, Inc. as of December 31, 2012 and 2011, and the related consolidated and combined statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 15, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is certain background information, as of April 24, 2013, regarding the members of our Board of Directors as well as TripAdvisor’s executive officers. Messrs. Kaufer, Miller, Philips, Wiesenthal and Ms. Singh Cassidy have been directors of TripAdvisor since the completion of TripAdvisor’s spin-off (the “Spin-Off”) from Expedia, Inc. (“Expedia”) in December 2011. Messrs. Maffei and Shean have been directors of TripAdvisor since February 2013. There are no family relationships among directors or executive officers of TripAdvisor. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills, each director has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to TripAdvisor and our Board of Directors as demonstrated by the director’s past service. All of our directors also have extensive management experience in complex organizations. The Board of Directors considered the NASDAQ requirement that the Company’s Audit Committee be composed of at least three independent directors, as well as specific NASDAQ and Securities and Exchange Commission (“SEC”) requirements regarding financial literacy and expertise.

Name	Age	Position

Gregory B. Maffei	52	Chairman

Stephen Kaufer	50	Director, President and Chief Executive Officer

Julie M.B. Bradley	44	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer

Seth J. Kalvert	43	Senior Vice President, General Counsel and Secretary

Jonathan F. Miller	56	Director

Jeremy Philips	40	Director

Christopher W. Shean	47	Director

Sukhinder Singh Cassidy	43	Director

Robert S. Wiesenthal	46	Director

Gregory B. Maffei has been the Chairman of the Board of Directors of TripAdvisor since February 2013. Mr. Maffei has served as President and Chief Executive Officer of Liberty Interactive Corporation (“Liberty”) since February 2006 and served as its CEO-elect from November 2005 through February 2006. Mr. Maffei has also served as President and Chief Executive Officer of Liberty Media Corporation (including its predecessor) since May 2007. Previously, he has served as President and Chief Financial Officer of Oracle Corporation during 2005, President and Chief Executive Officer of 360networks Corporation from 2000 until 2005 and Chairman of the Board of Directors of 360networks Corporation from 2002 until 2011, Chief Financial Officer of Microsoft Corporation from 1997 until 2000. Mr. Maffei currently serves as a Director of Barnes & Noble, Inc., Electronic Arts Inc., Liberty, Liberty Media Corporation, Starz, Live National Entertainment, Inc., Sirius XM Radio Inc. and Zillow, Inc. He has served as a Director of DIRECTV from November 2009 to June 2010 and as a Director of its predecessor The DirecTV Group, Inc. from February 2008 to November 2009. Mr. Maffei holds an MBA from Harvard Business School, where he was a Baker Scholar, and an AB from Dartmouth College.

Board Membership Qualifications: Mr. Maffei brings to our Board significant financial and operational experience based on his senior policy making positions at Liberty, Liberty Media Corporation, Oracle Corporation, 360networks Corporation and Microsoft Corporation and his other public company board experience. He provides our board with an executive and leadership perspective on the operations and management of large public companies and risk management principles.

Stephen Kaufer co-founded TripAdvisor in February 2000 and has been the President and Chief Executive Officer of TripAdvisor since that date. Mr. Kaufer has been a director of TripAdvisor since the completion of the Spin-Off from Expedia. Prior to co-founding TripAdvisor, Mr. Kaufer served as President of CDS, Inc., an independent software vendor specializing in programming and testing tools, and co-founded CenterLine Software and served as its Vice President of Engineering. Mr. Kaufer serves on the boards of several privately-held companies, including CarGurus, LLC, LiveData, Inc., and GlassDoor, Inc., as well as the charity, Caring for Carcinoid Foundation. Mr. Kaufer holds an AB in Computer Science from Harvard University.

Board Membership Qualifications: As co-founder of TripAdvisor and through his service as its Chief Executive Officer, Mr. Kaufer has extensive knowledge of TripAdvisor’s business and operations, and significant experience in the online advertising sector of the global travel industry. Mr. Kaufer also possesses strategic and governance skills gained through his executive and director roles with several privately-held companies.

Jonathan F. Miller has been a director of TripAdvisor since the completion of the Spin-Off from Expedia. Mr. Miller was the Chairman and Chief Executive of News Corporation’s digital media group and News Corporation’s Chief Digital Officer from April 2009 until October 2012. Mr. Miller had previously been a founding partner of Velocity Interactive Group (“Velocity”), an investment firm focusing on digital media and the consumer Internet, from its inception in February 2007 until April 2009. Prior to founding Velocity, Mr. Miller served as Chief Executive Officer of AOL LLC (“AOL”) from August 2002 to December 2006. Prior to joining AOL, Mr. Miller served as Chief Executive Officer and President of USA Information and Services, of USA Interactive, a predecessor to IAC. Mr. Miller also served as a director of Ticketmaster Entertainment, Inc. from August 2008 until January 2010, and as a director of Live Nation Entertainment, Inc. from January 2010 through April 2011. Mr. Miller is currently a member of the Board of Directors of Shutterstock, Inc. Mr. Miller also serves on the Board of Trustees of the American Film Institute and is a member of the International Academy of Television Arts & Sciences.

Board Membership Qualifications: Through his various senior leadership positions at other private and public companies and business divisions thereof, Mr. Miller possesses extensive executive, strategic, operational, and corporate governance experience. Mr. Miller also has expertise in the digital media and online advertising sectors. Further, Mr. Miller has experience as a director serving on other public company boards.

Jeremy Philips has been a director of TripAdvisor since the completion of the Spin-Off from Expedia. Mr. Philips served as the Chief Executive Officer of Photon Group Limited, a holding company listed on the Australian Securities Exchange, from June 2010 to January 2012. Mr. Philips had previously served as an Executive Vice President in the Office of the Chairman of News Corporation from January 2006 to March 2010, and as Senior Vice President of News Corporation from July 2004 to January 2006. Prior to joining News Corporation, he served in several roles, including as co-founder and Vice-Chairman of a publicly traded Internet holding company, and as an analyst at McKinsey & Company. Mr. Philips also served as a director of REA Group Ltd. from March 2009 to June 2010. He holds a BA and LLB from the University of New South Wales and an MPA from the Harvard Kennedy School of Government.

Board Membership Qualifications: Mr. Philips has significant strategic and operational experience, acquired through his service as Chief Executive Officer and other executive-level positions at other companies. He also possesses a high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.

Christopher W. Shean has been a director of TripAdvisor since February 2013. Mr. Shean has been a Senior Vice President of Liberty Media Corporation (including its predecessor) since May 2007 and its Chief Financial Officer since November 2011. He was the Controller of Liberty Media Corporation’s predecessor company from May 2007 until October 2011. Mr. Shean has also been a Senior Vice President of Liberty since January 2002 and its Chief Financial Officer since November 2011. He was the Controller of Liberty from October 2000 until October 2011 and a Vice President of Liberty from October 2000 to January 2002. Mr. Shean was previously a partner with KPMG. He is a graduate of Virginia Polytechnic Institute and State University.

Board Membership Qualifications: Mr. Shean has significant financial and operational experience gained through his service as Chief Financial Officer and other executive-level positions at other companies. He also possesses a high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.

Sukhinder Singh Cassidy has been a director of TripAdvisor since the completion of the Spin-Off from Expedia. In January 2011, Ms. Singh Cassidy founded, and currently serves as Chairman of Joyus, a video commerce website. Ms. Singh Cassidy previously served as Chief Executive Officer and Chairman of the Board of Polyvore, Inc., a privately-held social commerce website, from March 2010 to September 2010. Prior to that, she was CEO-in-residence at Accel Partners, a global venture and growth equity firm, from April 2009 to March 2010. From 2003 to April 2009, Ms. Singh Cassidy held various positions at Google, Inc., including, mostly recently, global Vice President of Sales and Operations. Previously, Ms. Singh Cassidy worked with Yodlee.com, Amazon.com and News Corporation, and in investment banking with Merrill Lynch. Ms. Singh Cassidy serves on the board of privately-held direct sales company J. Hilburn, Inc. and has served on the board of directors of publicly-traded J. Crew Group, Inc. from August 2009 to March 2010. She also currently serves on the Princeton Computer Science Advisory Council.

Board Membership Qualifications: Through her experience as a consumer Internet and media executive, Ms. Singh Cassidy has in-depth knowledge of the online media and advertising sectors. Ms. Singh Cassidy also possesses extensive executive, strategic and operational experience.

Robert S. Wiesenthal has been a director of TripAdvisor since the completion of the Spin-Off from Expedia. Since January 2013, Mr. Wiesenthal has been serving as Chief Operating Officer of Warner Music Group Corp., a leading global music conglomerate. From 2000-2012, Mr. Wiesenthal served in various senior executive capacities within the Sony Corporation. From January 2002 through June 2012, Mr. Wiesenthal served as Executive Vice President and Chief Financial Officer of Sony Corporation of America and, since July 2005, as Executive Vice President and Chief Strategy Officer, Sony Entertainment. Prior to joining Sony, Mr. Wiesenthal was Managing Director at Credit Suisse First Boston and head of the firm’s Entertainment and Digital Media practices from 1999 to 2000, a member of its Media Group from 1993 to 1999 and a member of its Mergers and Acquisitions Group from 1988 to 1993. Mr. Wiesenthal presently serves on the boards of directors of Entercom Communications Corp. and Starz. Mr. Wiesenthal has a B.A. from the University of Rochester.

Board Membership Qualifications: Mr. Wiesenthal possesses extensive strategic, operational and financial experience, gained through his wide range of service in executive-level positions with a strong focus on networked consumer electronics, entertainment, and digital media. He also has a high degree of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.

Julie M.B. Bradley has served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of TripAdvisor since October 2011. Prior to joining TripAdvisor, from July 2005 to April 2011, Ms. Bradley served as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Art Technology Group, Inc., a provider of e-commerce software solutions and services, which was acquired by Oracle Corporation in January 2011. Prior to joining Art Technology Group, Ms. Bradley was at Akamai Technologies, Inc. from April 2000 to June 2005, most recently serving as Vice President of Finance. Previously, Ms. Bradley was an accountant with Deloitte. Ms. Bradley is currently a member of the Board of Directors of Wayfair.com and Exact Target and serves as a member of the Board of Trustees of The Judge Baker’s Childrens Center. Ms. Bradley received her B.A. in Economics from Wheaton College and is a certified public accountant.

Seth J. Kalvert, has served as Senior Vice President, General Counsel and Secretary of TripAdvisor since August 2011. Prior to joining TripAdvisor, Mr. Kalvert served as Vice President, Associate General Counsel of Expedia since February 2006, having been promoted from Assistant General Counsel, a position he had held since March 2005. Prior to that, Mr. Kalvert held positions at IAC, including Senior Counsel, from April 2002 to March 2005, and Vice President and General Counsel of Electronic Commerce Solutions, a former subsidiary of IAC, from July 2001 to March 2002. Previously, Mr. Kalvert held a business development position at Bolt Media Inc., a privately-held online social networking and e-commerce company, and was an associate at Debevoise & Plimpton, LLP, a New York law firm. Mr. Kalvert holds an A.B. degree from Brown University and a J.D. degree from Columbia Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, TripAdvisor officers and directors and persons who beneficially own more than 10% of a registered class of TripAdvisor’s equity securities are required to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) with the SEC. Such persons are required by the rules of the SEC to furnish TripAdvisor with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to TripAdvisor and/or written representations that no additional forms were required, TripAdvisor believes that all of its directors and officers complied with all the reporting requirements applicable to them with respect to transactions during 2012.

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

Director Nominations by Stockholders

The Board of Directors does not have a formal policy regarding the consideration of director candidates recommended by stockholders. However, the Board of Directors would consider such recommendations if made in the future. Stockholders who wish to make such a recommendation should send the recommendation to TripAdvisor, Inc., 141 Needham Street, Newton, Massachusetts 02464, Attention: Secretary. The envelope must contain a clear notation that the enclosed letter is a “Director Nominee Recommendation.” The letter must identify the author as a stockholder, provide a brief summary of the candidate’s qualifications and history and be accompanied by evidence of the sender’s stock ownership, as well as consent by the candidate to serve as a director if elected. Any director candidate recommendations will be reviewed by the Secretary and, if deemed appropriate, forwarded to the Chairman for further review. If the Chairman believes that the candidate fits the profile of a director nominee as described above, the recommendation will be shared with the entire Board of Directors.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors currently consists of three directors: Messrs. Miller, Philips and Wiesenthal. Mr. Wiesenthal is the Chairman of the Audit Committee. Each Audit Committee member satisfies the independence requirements under the current standards imposed by the rules of the SEC and NASDAQ. The Board has determined that each of Messrs. Wiesenthal and Philips is an “audit committee financial expert,” as such term is defined in the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee functions pursuant to a written charter adopted by the Board of Directors, pursuant to which the Audit Committee is granted the responsibilities and authority necessary to comply with Rule 10A-3 of the Exchange Act. The full text of the Audit Committee charter is available in the “Corporate Governance” section of TripAdvisor’s corporate website at ir.tripadvisor.com. The Audit Committee is appointed by the Board of Directors to assist the Board with a variety of matters discussed in detail in the Audit Committee charter, including monitoring (i) the integrity of our financial reporting process, (ii) the independent registered public accounting firm’s qualifications and independence, (iii) the performance of the independent registered public accounting firm and (iv) our compliance with legal and regulatory requirements. The Audit Committee met 9 times in 2012.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis describes TripAdvisor’s executive compensation program as it relates to the following “named executive officers”:

Name	Position with TripAdvisor, Inc.

Barry Diller	Chairman and Senior Executive*

Stephen Kaufer	President and Chief Executive Officer

Julie M.B. Bradley	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer

Seth J. Kalvert	Senior Vice President, General Counsel and Secretary

*	Mr. Diller resigned as our Chairman and Senior Executive effective December 11, 2012 and resigned as a member of the Board of Directors effective April 23, 2013.

TripAdvisor has a Compensation Committee and a Section 16 Committee that together have primary responsibility for establishing the compensation of our named executive officers.

Compensation Program Objectives

TripAdvisor’s executive compensation program is designed to attract, motivate and retain highly skilled executives with the business experience and acumen that management and the Compensation Committees believe are necessary for achievement of TripAdvisor’s long-term business objectives. In addition, the executive compensation program is designed to reward short- and long-term performance and to align the financial interests of executive officers with the interests of our stockholders. Management and the Compensation Committees evaluate both performance and compensation levels to ensure that we maintain our ability to attract and retain outstanding employees in executive positions and that the compensation provided to these executives remains competitive with the compensation paid to similarly situated executives at comparable companies. To that end, management and the Compensation Committees believe the executive compensation packages provided by TripAdvisor to the named executive officers should include both cash and equity-based compensation.

Roles and Responsibilities

Role of the Compensation and Section 16 Committees

The Compensation Committee is appointed by the Board of Directors and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The Compensation Committee currently consists of Ms. Singh Cassidy and Messrs. Philips and Maffei. Mr. Maffei replaced Mr. Zeisser as a member of the Compensation Committee upon Mr. Zeisser’s resignation as a director in February 2013. The Compensation Committee is responsible for (i) administering and overseeing our compensation with respect to executive officers, including salary matters, bonus plans and stock compensation plans and (ii) approving all grants of equity awards, but excluding matters governed by Rule 16b-3 under the Exchange Act (see below). Ms. Singh Cassidy is the Chairperson of the Compensation Committee.

The Section 16 Committee is also appointed by the Board of Directors and consists entirely of directors who are “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The Section 16 Committee currently consists of Ms. Singh Cassidy and Mr. Philips. The Section 16 Committee is responsible for administering and overseeing matters governed by Rule 16b-3 under the Exchange Act, including approving grants of equity awards to named executive officers. Ms. Singh Cassidy is also the Chairperson of the Section 16 Committee.

In this report, we refer to the Compensation Committee and Section 16 Committee collectively as the “Compensation Committees.”

Role of Executive Officers

TripAdvisor management participates in reviewing and refining our executive compensation program. Mr. Kaufer, TripAdvisor’s President and Chief Executive Officer, annually reviews the performance of the Company and each named executive officer with the Chairperson and the Compensation Committees and makes recommendations with respect to the appropriate base salary, annual cash bonus and grants of long-term equity incentive awards for each named executive officer, other than in connection with compensation for himself. Based in part on these recommendations and other considerations discussed below, the Compensation Committees review and approve the annual compensation package of each named executive officer.

The Role of Shareholder Say-on-Pay Votes

TripAdvisor provides its stockholders with the opportunity to cast an advisory vote to approve the compensation of the named executive officers. In evaluating our 2012 executive compensation program, the Compensation Committees considered the result of the stockholder advisory vote on our executive compensation (the “say-on-pay vote”) held at our Annual Meeting of Stockholders on June 26, 2012, which was approved by over 99% of the votes cast. As a result, the Compensation Committees did not make any significant changes to our executive compensation program for 2012. The Compensation Committees will continue to consider the outcome of the say-on-pay vote when making future compensation decisions for the named executive officers. We will hold a say-on-pay vote every three years until the next vote on the frequency of such stockholder advisory votes, which will occur no later than our 2018 Annual Meeting of Stockholders.

Compensation Program Elements

General

The primary elements of the executive compensation program are base salary, annual cash bonus and equity compensation. Generally, the Compensation Committees review these elements in the first quarter of each year in light of TripAdvisor and individual performance, recommendations from management and other relevant information, including prior compensation history and outstanding long-term compensation arrangements. Management and the Compensation Committees believe that there are multiple, dynamic factors that contribute to success at an individual and business level. Management and the Compensation Committees have therefore avoided adopting strict formulas and have relied primarily on a discretionary approach that allows the Compensation Committees to set executive compensation levels on a case-by-case basis, taking into account all relevant factors.

Following recommendations from management, the Compensation Committees may also adjust compensation for specific individuals at other times during the year when there are significant changes in responsibilities or under other circumstances that the Compensation Committees consider appropriate.

Base Salary

Base salary represents the fixed portion of a named executive officer’s compensation and is intended to provide compensation for expected day-to-day performance. An executive officer’s base salary is initially determined upon hire or promotion based on the executive officer’s responsibilities, prior experience, individual compensation history and salary levels of other executives within TripAdvisor and similarly situated executives at comparable companies. Base salary is typically reviewed annually, at which time management makes recommendations to the Compensation Committees based on consideration of a variety of factors, including:

•	the executive’s total compensation relative to other executives in similarly situated positions,

•	individual performance of the executive,

•	the executive’s responsibilities, prior experience, and individual compensation history, including any non-standard compensation,

•	the terms of the executive’s employment agreement, if any,

•	competitive compensation market data, when available,

•	general economic conditions,

•	the recommendations of the President and Chief Executive Officer, other than in connection with compensation for himself, and

•	with respect to the President and Chief Executive Officer, the recommendation of the Chairman.

After consideration of the factors discussed above, the Compensation Committees decided to maintain Mr. Kaufer’s base salary for 2013 at $500,000, to increase Ms. Bradley’s 2013 base salary from $302,500 to $365,000, and to increase Mr. Kalvert’s 2013 base salary from $330,000 to $350,000. Mr. Diller resigned as Chairman and Senior Executive effective December 11, 2012 and resigned as a member of the Board of Directors effective April 23, 2013.

Cash Bonuses

Cash bonuses are granted to recognize and reward an individual’s annual contribution to Company performance. Mr. Kaufer has a target cash bonus equal to 100% of his base salary for the year, Ms. Bradley has a target cash bonus equal to 66% of her base salary for the year and Mr. Kalvert has a target cash bonus equal to 50% of his base salary for the year. Unless otherwise provided by the provisions of employment agreements, bonus targets for executive officers are generally established by the Compensation Committees, based on the recommendations of management, and are reviewed each year by the President and Chief Executive Officer with the approval of the Chairman and the Compensation Committees.

In February 2013, management recommended bonuses with respect to calendar year 2012 for each of the named executive officers after taking into account a variety of factors, including:

•	TripAdvisor’s business and financial performance, including year-over-year performance,

•	TripAdvisor’s performance against strategic initiatives,

•	the executive’s target cash bonus percentage, if any,

•	the executive’s individual performance,

•	the overall funding of the cash bonus pool,

•	the amount of bonus relative to other TripAdvisor executives,

•	general economic conditions,

•	competitive compensation market data, when available,

•	the recommendations of the President and Chief Executive Officer, other than in connection with compensation for himself, and

•	with respect to the President and Chief Executive Officer, the recommendation of the Chairman.

After consideration of the factors discussed above, the Compensation Committees awarded 2012 cash bonuses to the named executive officers as follows: Mr. Kaufer, $750,000, Ms. Bradley, $250,000, and Mr. Kalvert, $205,000. No bonus was awarded to Mr. Diller for 2012.

After consideration of the factors discussed above, the Compensation Committees decided to maintain Mr. Kaufer’s 2013 target cash bonus at 100%. With respect to Ms. Bradley and Mr. Kalvert, the Compensation Committees decided to maintain their 2013 target bonus amounts at 66% and 50%, respectively, which is consistent with the terms of their respective employment agreements.

The annual cash bonuses awarded to the named executive officers for 2012 were subject to the achievement of performance goals relating either to stock price performance or revenues, which were satisfied. These performance goals were designed to permit TripAdvisor to deduct all named executive officer compensation for 2012 in accordance with Section 162(m) of the Code. Specifically, the cash bonuses awarded to named executive officers in 2012 were subject to the satisfaction of one of the following performance goals:

•

The revenues of TripAdvisor in any of the three consecutive calendar quarters beginning with the second quarter of 2012 must be at least 10% higher than the revenues in the corresponding calendar quarter 12 months before, excluding the benefit of any acquisitions by TripAdvisor during this period.

•

On at least 30 trading days during the period beginning on March 23, 2012 through December 31, 2012, the closing price per share of TripAdvisor common stock must exceed at least 5% of the closing price of TripAdvisor’s common stock on March 22, 2012, which was $33.25, taking into account any Share Change or Corporate Transaction (each as defined in the TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan (the “2011 Plan”)).

In general these performance goals reflect the minimally acceptable Company performance that must be achieved in order for any amount of cash bonuses to be awarded to the named executive officers, but with respect to which there is substantial uncertainty when established. Based on data provided by management, the Compensation Committees exercise negative discretion in setting payouts under the annual incentive plan. By setting a high amount that can be reduced, TripAdvisor is advised by legal counsel that TripAdvisor’s annual incentive plan meets the requirements of Section 162(m) of the Code. As a result, while performance targets are utilized in setting compensation under this plan, ultimately the levels of those targets and the Compensation Committees’ use of negative discretion typically result in the award of compensation as if the annual incentive plan were operating as a discretionary plan.

These cash bonuses are reflected in the “Bonus” column of the table below titled “2012 Summary Compensation Table.”

Equity Compensation

The Compensation Committees use equity compensation to align executive compensation with our long-term performance. Equity compensation awards link compensation to financial performance because the value of equity awards depends on TripAdvisor’s share price. Equity compensation awards are also an important employee retention tool because they generally vest over a multi-year period, subject to continued service by the award recipient. For 2012, the Compensation Committees granted equity awards to our named executive officers (other than Mr. Diller who received a grant of RSUs only in connection with his service as a director) in the form of stock options and expects to continue that practice going forward.

Equity awards are typically granted to executive officers upon hire or promotion and annually thereafter. Management generally recommends annual equity awards in the first quarter of each year when the Compensation Committees meet to make determinations regarding annual bonuses for the last completed fiscal year and to set compensation levels for the current fiscal year. The practice of the Compensation Committee is to generally make equity grants to our named executive officers only in open trading windows. In February 2013, the Compensation Committees made equity grants in the form of stock options to certain of the named executive officers.

The Compensation Committees review various factors considered by management when they establish the Company’s equity grant pool, including:

•	TripAdvisor’s business and financial performance, including year-over-year performance,

•	dilution rates, taking into account projected headcount growth and employee turnover,

•	non-cash compensation as a percentage of earnings before interest, taxes, depreciation and amortization,

•	equity compensation utilization by peer companies,

•	general economic conditions, and

•	competitive compensation market data regarding award values.

For specific grants to named executive officers, management makes recommendations to the Section 16 Committee based on a variety of factors, including:

•	TripAdvisor’s business and financial performance, including year-over-year performance,

•	individual performance and future potential of the executive,

•	the overall size of the equity grant pool,

•	award value relative to other TripAdvisor executives,

•	the value of previous grants and amount of outstanding unvested equity awards,

•	competitive compensation market data, to the degree that the available data is comparable,

•	the recommendations of the President and Chief Executive Officer, other than in connection with compensation for himself, and

•	with respect to the President and Chief Executive Officer, the recommendation of the Chairman.

After review and consideration of management’s recommendations, the Section 16 Committee decides whether to approve the grants of equity compensation to executive officers.

Employee Benefits

In addition to the primary elements of compensation (base salary, cash bonuses and equity awards) described above, the named executive officers also participate in employee benefits programs available to all domestic employees generally, including the TripAdvisor Retirement Savings Plan. Under this plan, TripAdvisor matches 50% of each dollar a participant contributes, up to the first 6% of eligible compensation, subject to tax limits. In situations where an executive is required to relocate, TripAdvisor also provides relocation benefits, including reimbursement of moving expenses, temporary housing and other relocation expenses as well as a tax gross-up payment on the relocation benefits. TripAdvisor also sponsors a Global Personal Travel Reimbursement program generally available to all employees, including named executive officers, that provides for reimbursement of up to $750 a year for leisure travel that is arranged using one of the TripAdvisor Media Group family of products and provides all employees, including named executive officers, an annual holiday bonus in the form of a gift card as well as a tax gross-up payment on the value of the gift card.

The Role of Peer Groups, Surveys and Benchmarking

Management considers multiple data sources when reviewing compensation information to ensure that the data reflects compensation practices of relevant companies in terms of size, industry and geographic location. Among other factors, management considers the following information in connection with its recommendations to the Compensation Committees regarding compensation for named executive officers:

•	data from salary and equity compensation surveys that include companies of a similar size, based on market capitalization, revenues and other factors, and

•

data regarding compensation for certain executive officer positions (e.g., chief executive officer and chief financial officer) from recent proxy statements and other SEC filings of peer companies, which include: (a) direct industry competitors, and (b) non-industry companies with which TripAdvisor commonly competes for talent (including both regional and national competitors).

For purposes of establishing its compensation peer group for 2013, management recommended to, and reviewed with, the Compensation Committees companies in technology, travel and/or e-commerce businesses with which TripAdvisor competes for talent at both the executive and employee levels. The companies constituting the compensation peer group for 2013, as approved by the Compensation Committees, are:

Akamai Technologies, Inc.	Ancestry.com Inc.
Concur Technologies, Inc.	Expedia, Inc.
Groupon, Inc.	Homeaway.com, Inc.
LinkedIn Corporation	Netflix, Inc.
Nuance Communications, Inc.	Parametric Technology Corporation
priceline.com Incorporated	Progress Software Corporation
salesforce.com, inc.	Shutterfly, Inc.
Valueclick, Inc.	WebMD Health Corp.
Workday, Inc.	Zynga Inc.

When available, management considers competitive market compensation paid by other peer group companies but does not attempt to maintain a certain target percentile within the peer group or otherwise rely solely on such data when making recommendations to the Compensation Committees regarding compensation for the named executive officers. Management and the Compensation Committees strive to incorporate flexibility into the compensation programs and the assessment process to respond to and adjust for the evolving business environment and the value delivered by the named executive officers.

Tax Matters

Section 162(m) of the Code generally permits a tax deduction to public corporations for compensation over $1 million paid in any fiscal year to a corporation’s chief executive officer and certain other highly compensated executive officers only if the compensation qualifies as being performance-based under Section 162(m). Whenever possible, TripAdvisor endeavors to structure its compensation policies to qualify as performance-based under Section 162(m). Nonetheless, from time to time certain nondeductible compensation may be paid and the Board of Directors and the Compensation Committees reserve the authority to award nondeductible compensation to executive officers in appropriate circumstances.

For purposes of allowing TripAdvisor to deduct employee compensation in accordance with Section 162(m) of the Code, the Compensation Committees made all annual bonuses to the named executive officers in 2012 subject to the satisfaction of performance goals described under “Compensation Program Elements — Cash Bonuses” above.

Change in Control

Under the 2011 Plan, certain executive officers (including all the named executive officers) are entitled to accelerated vesting of equity awards in the event of a change in control of TripAdvisor. The change in control definition in the 2011 Plan does not include the acquisition of voting control by Liberty (a “Liberty Change of Control”). The Compensation Committees believe that accelerated vesting of equity awards in connection with change in control transactions would provide an incentive for these executives to continue to help execute successfully such a transaction from its early stages until closing.

Also, certain of our executive officers are entitled to accelerated vesting of equity awards in the event of a change of control under their employment agreements. For a description and quantification of these change in control benefits, please see the section below titled “Executive Compensation — Potential Payments Upon Termination or Change in Control.”

Severance

The Company has entered into employment agreements with terms of two years with Ms. Bradley and Mr. Kalvert, pursuant to which, in the event that either executive terminates his or her employment for good reason or is terminated by TripAdvisor without cause:

•

TripAdvisor will continue to pay the executive’s base salary through the longer of the end of the term of the executive’s employment agreement and 12 months (in all cases provided that such payments will be offset by any amount earned from another employer during such time period);

•	TripAdvisor will consider in good faith the payment of discretionary bonuses on a pro rata basis for the year in which termination of employment occurs;

•	TripAdvisor will pay COBRA health insurance coverage, through the longer of the end of the term of the executive’s employment agreement and 12 months;

•

all equity held by the named executive officer that otherwise would have vested during the 12-month period following termination of employment, will accelerate (provided that equity awards that vest less frequently than annually shall be treated as though such awards vested annually); and

•

the executive will have 18 months following such date of termination to exercise any vested stock options (including stock options accelerated pursuant to the terms of the executive’s employment agreement) or, if earlier, through the scheduled expiration date of the options.

In return, each executive has agreed to be restricted from competing with TripAdvisor or soliciting its employees through the longer of (i) the completion of the term of the employment agreement and (ii) 12 months after the termination of employment. These agreements are intended to attract and retain qualified executives who may have other employment alternatives that may appear to them to be less risky absent these agreements. The restrictive covenants contained in these agreements also serve to protect the interest of TripAdvisor.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Ms. Singh Cassidy and Messrs. Philips and Maffei and the Section 16 Committee consists of Ms. Singh Cassidy and Mr. Philips. Mr. Zeisser was a member of the Compensation Committee until his resignation from the Board in February 2013. None of Ms. Singh Cassidy or Messrs. Philips, Zeisser or Maffei was an officer or employee of TripAdvisor, formerly an officer of TripAdvisor, or an executive officer of an entity for which an executive officer of TripAdvisor served as a member of the compensation committee or as a director during the one-year period ended December 31, 2012.

COMPENSATION COMMITTEES REPORT

This report is provided by the Compensation Committee and the Section 16 Committee (the “Compensation Committees”) of the Board of Directors. The Compensation Committees have reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on this review and discussions with management, the Compensation Committees recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Members of the Compensation Committee:

Sukhinder Singh Cassidy (Chairperson)
Jeremy Philips
Gregory B. Maffei

Members of the Section 16 Committee:

Sukhinder Singh Cassidy (Chairperson)
Jeremy Philips

EXECUTIVE COMPENSATION

2012 Summary Compensation Table

The table below sets forth certain information regarding the compensation that TripAdvisor’s former Chairman and Senior Executive, President and Chief Executive Officer, Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer and Senior Vice President, General Counsel and Secretary earned during the fiscal years ended December 31, 2012 and 2011. Prior to December 20, 2011, TripAdvisor was a wholly-owned subsidiary of Expedia, with Expedia as its sole stockholder. This table includes all compensation received from Expedia for services performed in 2011 for those named executive officers who devoted substantially all of their efforts to TripAdvisor’s businesses prior to December 20, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Barry Diller	2012	95,000	—	—	—	10,960	105,960
Former Chairman and Senior Executive (4)	2011	—	—	—	914,851	—	914,851

Stephen Kaufer	2012	469,231	750,000	—	5,126,804	47,440	6,393,475
President and Chief Executive Officer	2011	300,000	500,000	—	3,345,249	51,802	4,197,051

Julie M.B. Bradley	2012	302,116	250,000	—	2,050,722	1,574	2,604,412
Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer	2011	69,231	100,000	1,215,500	—	—	1,384,731

Seth J. Kalvert	2012	329,231	205,000	—	1,025,361	268,496	1,828,088
Senior Vice President, General Counsel and Secretary	2011	112,500	180,000	—	493,170	75,552	861,222

(1)	Represents cash bonuses paid in March 2013 and April 2012 for annual performance in 2012 and 2011, respectively.

(2)	Amounts shown are the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. These amounts reflect an estimate of the grant date fair value and may not correspond to the actual value that will be recognized by the named executive officers. Stock awards consist of RSUs valued using the closing price of TripAdvisor’s common stock on the NASDAQ Stock Market on the grant date. Stock option awards were valued at the date of grant using the Black-Scholes pricing model. The Black-Scholes model incorporates various assumptions including expected volatility, expected term, risk-free interest rates and assumed annual dividend rates. The expected volatility for the awards above was based on the average of historical stock price volatility of publicly traded companies that we consider peers based on daily price observations over a period equivalent or approximate to the expected term of the stock option grants. The decision to use a weighted average volatility factor of a peer group was based upon the relatively short period of availability of data on our common stock. The expected term was based on using the simplified method for all stock options as we do not have sufficient historical exercise data on our common stock. Our expected dividend yield is zero, as we have not paid any dividends on our common stock to date. The fair value of the May 2012 grants was determined using the following assumptions:

Expected Term (years)	Risk-Free Interest Rate (%)	Expected Volatility (%)	Assumed Annual Dividend Rate (% of grant date closing price)
6.21	1.05	53.34	0.00

(3)	See the table below for additional information regarding certain components of amounts reflected in the “All Other Compensation” column for 2012 above.
(4)	Mr. Diller resigned as our Chairman and Senior Executive effective December 11, 2012 and resigned as a member of the Board of Directors effective April 23, 2013. The compensation received by Mr. Diller as a non-employee director is included in the table titled “2012 Non-Employee Director Compensation” below.

2012 All Other Compensation

	Barry Diller($) (g)	Stephen Kaufer($)	Julie M.B. Bradley($)	Seth J. Kalvert($)
Gift Card(a)	—	125	125	125
Tax Gross-Up on Gift Card(b)	—	50	50	50
401(k) Company Match(c)	—	7,500	524	7,500
Relocation Benefits(d)	—	—	—	180,361
Tax Gross Up on Relocation Benefits(e)	—	—	—	78,944
Dividend Equivalents(f)	10,960	39,765	875	1,516

(a)	Represents the amount of a gift card that was given to all employees as a holiday bonus.
(b)	Represents the amount of the tax gross-up paid in connection with the gift cards described above.
(c)	Represents matching contributions of TripAdvisor under the TripAdvisor 401(k) Retirement Savings Plan (the “TripAdvisor 401(k) Plan”). Under the TripAdvisor 401(k) Plan as in effect through December 31, 2012, TripAdvisor matches $0.50 for each dollar a participant contributes, up to the first 6% of eligible compensation, subject to limits imposed by the Internal Revenue Code.
(d)	Represents amounts paid to Mr. Kalvert for relocation expenses, including reimbursement of moving expenses, temporary housing and mortgage assistance.
(e)	Represents the amount of the tax gross-up paid in connection with the relocation benefits described above.
(f)	Represents amounts paid in cash for accrued dividend equivalents on vested RSUs that were assumed by TripAdvisor in the Spin-Off.
(g)	Mr. Diller resigned as Chairman and Senior Executive on December 11, 2012 and resigned as a member of the Board on April 23, 2013. The compensation Mr. Diller received as a non-employee director in 2012 is included in the table titled “2012 Non-Employee Director Compensation” below.

2012 Grants of Plan-Based Awards

During fiscal year 2012, the Section 16 Committee approved stock option awards to the named executive officers as follows:

Name	Grant Date	Restricted Stock Unit Awards	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Stephen Kaufer	5/4/2012	—	250,000	40.20	5,126,804

Julie M.B. Bradley	5/4/2012	—	100,000	40.20	2,050,722

Seth J. Kalvert	5/4/2012	—	50,000	40.20	1,025,361

Mr. Diller was not granted any awards for his service as an employee during 2012. The RSUs awarded to Mr. Diller as a non-employee director are described in the table titled “2012 Non-Employee Director Compensation” below.

Outstanding Equity Awards at 2012 Year-End

The following table provides information regarding the holdings of stock options and RSUs by the named executive officers as of December 31, 2012. The market value of the RSUs is based on the closing price of TripAdvisor common stock on the NASDAQ Stock Market on December 31, 2012 the last trading day of the year, which was $41.92.

		Option Awards					Stock Awards
Name	Grant	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
	Date(1)	Exercisable	Unexercisable		($)	Date	(#)		($)

Barry Diller	6/7/2005	1,196,856	—	(2)	30.19	6/7/2015	—		—
	6/7/2005	698,166	—	(2)	40.64	6/7/2015	—		—
	3/2/2009	—	24,935	(4)	7.80	3/2/2016	—		—
	2/23/2010	49,869	49,869	(4)	23.76	2/23/2017	—		—
	3/1/2011	12,467	37,402	(4)	20.87	3/1/2018	—		—
	2/28/2008	—	—		—	—	10,319	(6)	432,572
	12/15/2012	—	—		—	—	3,599	(7)	150,870

Stephen Kaufer	3/2/2009	48,529	23,595	(4)	7.80	3/2/2016	—		—
	3/2/2009	28,314	—	(3)	9.75	3/2/2016	—		—
	2/23/2010	23,439	30,674	(4)	23.76	2/23/2017	—		—
	3/1/2011	17,696	53,089	(4)	20.87	3/1/2018	—		—
	11/30/2011	58,987	176,963	(4)	29.48	11/30/2018	—		—
	5/4/2012	—	250,000	(5)	40.20	5/4/2022	—
	2/28/2008	—	—		—	—	3,895	(8)	163,278

Julie M.B. Bradley	10/4/2011	—	—		—	—	35,393	(9)	1,483,675
	5/4/2012	—	100,000	(5)	40.20	5/4/2022	—		—

Seth J. Kalvert	3/2/2009	13,703	8,966	(4)	7.80	3/2/2016	—		—
	2/23/2010	6,310	8,258	(4)	23.76	2/23/2017	—		—
	3/1/2011	3,539	10,618	(4)	20.87	3/1/2018	—		—
	8/25/2011	5,898	17,697	(4)	28.86	8/25/2018	—		—
	11/30/2011	2,359	7,079	(4)	29.48	11/30/2018	—		—
	5/4/2012	—	50,000	(5)	40.20	5/4/2022	—		—
	2/28/2008	—	—		—	—	1,208	(10)	50,639

(1)	Represents the date on which the original grant was approved by the applicable compensation committee. All awards with a grant date prior to the effective date of the Spin-Off, December 20, 2011, were granted by Expedia and were converted into TripAdvisor equity awards upon effectiveness of the Spin-Off.
(2)	Options vested in full on June 7, 2010, the fifth anniversary of the grant date.
(3)	Options vested in full on March 2, 2012, the third anniversary of the grant date.
(4)	Options vest in four equal installments commencing on the first anniversary of the grant date.
(5)	Options vest in four equal installments commencing on February 15, 2013 and each anniversary thereafter.
(6)	Of these RSUs, all 10,319 vested on February 28, 2013.

(7)	Of these RSUs, 1,200 vest on each of December 15, 2013 and December 15, 2014 and 1,199 vest on December 15, 2015.
(8)	Of these RSUs, all 3,895 vested on February 28, 2013.
(9)	Of these RSUs, 11,798 will vest on October 3, 2013, 11,797 vest on October 3, 2014 and 11,798 vest on October 3, 2015.
(10)	Of these RSUs, all 1,208 vested on February 28, 2013.

2012 Option Exercises and Stock Vested

		Option Awards		Stock Awards
Name	Exercise or Vest Date	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)(3)	Value Realized on Vesting ($)(4)

Barry Diller	2/27/2012	—	—	9,213	293,987
	2/28/2012	—	—	10,317	333,342
	12/11/2012	74,803	2,476,727	—	—
	12/11/2012	32,793	1,021,830	—	—
	12/14/2012	42,010	1,340,959	—	—

Stephen Kaufer	2/27/2012	—	—	4,347	138,713
	2/28/2012	—	—	3,895	125,847
	3/2/2012	—	—	58,776	1,907,281

Julie M.B. Bradley	10/3/2012	—	—	11,797	378,920

Seth J. Kalvert	2/27/2012	—	—	1,348	43,015
	2/28/2012	—	—	1,207	38,998

(1)	Represents the gross number of shares acquired upon exercise of vested options without taking into account any shares that may be withheld to cover option exercise price or applicable tax obligations.
(2)	Represents the value of exercised options calculated by multiplying (i) the number of shares of TripAdvisor’s common stock to which the exercise of the option related by (ii) the difference between the market price of TripAdvisor’s common stock at exercise and the exercise price of the options.
(3)	Represents the gross number of shares acquired upon vesting of RSUs without taking into account any shares that may be withheld to satisfy applicable tax obligations.
(4)	Represents the value of vested RSUs calculated by multiplying the gross number of vested RSUs by the closing price of TripAdvisor common stock on the NASDAQ Stock Market on the vesting date or if the vesting occurred on a day on which the NASDAQ Stock Market was closed for trading, the next trading day.

Potential Payments Upon Termination or Change in Control

Certain of our compensation plans, award agreements and employment agreements entitle the named executive officers to accelerated vesting of equity awards or severance payments in the event of a change in control of TripAdvisor and/or upon the termination or material adverse modification of the executive’s employment with TripAdvisor under specified circumstances. These plans and agreements are described below as they apply to each named executive officer.

Change of Control Provisions of TripAdvisor’s 2011 Stock and Annual Incentive Plan and Award Agreements Thereunder

In the event of a “change in control” (as defined in the 2011 Plan) of TripAdvisor, (i) any stock options outstanding held by our named executive officers as of the date of the change in control which are not then exercisable and vested will become fully exercisable and vested, and (ii) all RSUs held by our named executive officers will be considered to be earned and payable in full and any deferral or other restrictions will lapse and such RSUs will be settled in cash or shares of TripAdvisor common stock as promptly as practicable.

Julie M.B. Bradley and Seth J. Kalvert Employment Agreements

In October 2011, TripAdvisor, LLC, a subsidiary of the Company, entered into agreements (the “Employment Agreements”) with each of Ms. Bradley and Mr. Kalvert. The Employment Agreements have terms of two years. Pursuant to the Employment Agreements, in the event that either executive terminates his or her employment for good reason or is terminated by TripAdvisor without cause:

•

TripAdvisor will continue to pay the executive’s base salary through the longer of the end of the term of the executive’s employment agreement and 12 months (in all cases provided that such payments will be offset by any amount earned from another employer during such time period);

•	TripAdvisor will consider in good faith the payment of discretionary bonuses on a pro rata basis for the year in which termination of employment occurs;

•	TripAdvisor will pay COBRA health insurance coverage, through the longer of the end of the term of the executive’s employment agreement and 12 months;

•

all equity held by the named executive officer that otherwise would have vested during the 12-month period following termination of employment, will accelerate (provided that equity awards that vest less frequently than annually shall be treated as though such awards vested annually); and

•

the executive will have 18 months following such date of termination to exercise any vested stock options (including stock options accelerated pursuant to the terms of the executive’s employment agreement) or, if earlier, through the scheduled expiration date of the options.

In return, each executive has agreed to be restricted from competing with TripAdvisor or soliciting its employees through the longer of (i) the completion of the term of the employment agreement and (ii) 12 months after the termination of employment.

Under the Employment Agreements, “good reason” means the occurrence of any of the following without the executive’s prior written consent: (A) TripAdvisor’s material breach of the Employment Agreement, (B) the material reduction in the executive’s title, duties, reporting responsibilities or level of responsibilities in such executive’s position at TripAdvisor, excluding for this purpose any such reduction that is an isolated and inadvertent action not taken in bad faith or that is authorized pursuant to the Employment Agreement, (C) the material reduction in the executive’s base salary or the executive’s total annual compensation opportunity, or (D) the relocation of the executive’s principal place of employment more than 50 miles outside the Boston metropolitan area.

Under the Employment Agreements, “cause” means: (i) the plea of guilty or nolo contendere to, conviction for, or the commission of, a felony offense by the executive, (ii) a material breach by the executive of a fiduciary duty owed to TripAdvisor or any of its subsidiaries, (iii) material breach by the executive of certain covenants of the Employment Agreement, (iv) the willful or gross neglect by the executive of the material duties required by the Employment Agreement and (v) a knowing and material breach by the executive of any TripAdvisor policy pertaining to ethics, legal compliance, wrongdoing or conflicts of interest that, in the cases of clauses (iv) and (v) above, if curable, is not cured by the executive within 30 days after the executive is provided written notice thereof.

Estimated Potential Incremental Payments

The table below reflects the estimated amount of incremental compensation payable to the named executive officers upon termination of the executive’s employment in the following circumstances: (i) a termination by TripAdvisor without cause, (ii) resignation by the executive for good reason not in connection with a change in control, (iii) a change in control or (iv) a termination by TripAdvisor without cause or by the executive for good reason in connection with a change in control. The table should be read in conjunction with the descriptions of benefits above as the definitions for “change in control,” “cause” and “good reason” may vary.

The amounts shown in the table assume that the triggering event was effective as of December 31, 2012 and that the price of TripAdvisor common stock on which certain of the calculations are based was the closing price of $41.92 on the NASDAQ Stock Market on December 31, 2012, the last trading day in 2012. These amounts are estimates of the incremental amounts that would be paid out to the executive upon such triggering event. The actual amounts to be paid out can only be determined at the time of the triggering event, if any.

Name and Benefit	Termination without cause		Resignation for good reason		Change in Control	Termination w/o cause or for good reason in connection with Change in Control

Barry Diller

Cash Severance (salary)	$—		$—		$—	$—

Stock Options (vesting accelerated)	—		—		2,543,715	—

RSUs (vesting accelerated)	—		—		583,442	—

Total estimated value	$—		$—		$3,127,157	$—

Stephen Kaufer

Cash Severance (salary)	$—		$—		$—	$—

Stock Options (vesting accelerated)	—		—		5,111,044	—

RSUs (vesting accelerated)	—		—		163,278	—

Total estimated value	$—		$—		$5,274,322	$—

Julie M.B. Bradley

Cash Severance (salary)	$302,500	(1)	$302,500	(1)	$—	$302,500	(1)

Stock Options (vesting accelerated)	43,000	(1)	43,000	(1)	172,000	—

RSUs (vesting accelerated)	494,572	(1)	494,572	(1)	1,483,675	—

Health & Benefits	19,298	(1)	19,298	(1)	—	19,298	(1)

Total estimated value	$859,370		$859,370		$1,655,675	$321,798

Seth J. Kalvert

Cash Severance (salary)	$330,000	(1)	$330,000	(1)	$—	$330,000	(1)

Stock Options (vesting accelerated)	583,298	(1)	583,298	(1)	1,084,580	—

RSUs (vesting accelerated)	50,639	(1)	50,639	(1)	50,639	—

Health & Benefits	19,298	(1)	19,298	(1)	—	19,298	(1)

Total estimated value	$983,235		$983,235		$1,135,219	$349,298

(1)	Represents salary continuation and equity acceleration benefits pursuant to the Employment Agreements. See section above titled “— Julie M.B. Bradley and Seth J. Kalvert Employment Agreements.”

DIRECTOR COMPENSATION

The Board of Directors sets non-employee director compensation, which is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of TripAdvisor stock to further align directors’ interests with those of our stockholders.

TripAdvisor employees do not receive compensation for services as directors. Each non-employee director of TripAdvisor is entitled to receive the following compensation:

•	an annual retainer of $50,000, paid in equal quarterly installments;

•

a grant of RSUs with a value of $150,000 (based on the closing price of TripAdvisor’s common stock on the NASDAQ Stock Market on the date of grant), upon such director’s initial election to office and on December 15th of each year, such RSUs to vest in three equal installments commencing on the first anniversary of the grant date and, in the event of a change in control (as defined in the 2011 Plan and described in the section below titled “Executive Compensation — Potential Payments Upon Termination or Change in Control”), to vest automatically in full;

•	an annual retainer of $20,000 for each member of the Audit Committee (including the Chairman) and $15,000 for each member of the Compensation Committees (including the Chairperson); and

•	an additional annual retainer of $10,000 for the Chairman of the Audit Committee and $10,000 for the Chairperson of the Compensation Committees.

Non-Employee Director Deferred Compensation Plan

Under TripAdvisor’s Non-Employee Director Deferred Compensation Plan, non-employee directors may defer all or a portion of their directors’ fees. Eligible directors who defer their directors’ fees may elect to have such deferred fees (i) applied to the purchase of share units representing the number of shares of TripAdvisor common stock that could have been purchased on the date such fees would otherwise be payable or (ii) credited to a cash fund. If any dividends are paid on TripAdvisor common stock, dividend equivalents will be credited on the share units. The cash fund will be credited with deemed interest at an annual rate equal to the average “bank prime loan” rate for such year identified in the U.S. Federal Reserve Statistical Release. Upon termination of service as a director of TripAdvisor, a director will receive (1) with respect to share units, such number of shares of TripAdvisor common stock as the share units represent and (2) with respect to the cash fund, a cash payment. Payments upon termination will be made in either one lump sum or up to five installments, as elected by the eligible director at the time of the deferral election.

2012 Non-Employee Director Compensation

As an employee of the Company, Mr. Kaufer did not receive compensation for his service as director. Mr. Diller’s compensation for his service as a non-employee director beginning December 12, 2012 is included in the following table. Messrs. Fitzgerald and Zeisser, who were each nominated by Liberty, also did not receive compensation for their service on the TripAdvisor Board of Directors in 2012. Effective February 12, 2013, each of Messrs. Fitzgerald and Zeisser resigned from the Board. On February 12, 2013, Messrs. Maffei and Shean, who were each nominated by Liberty, were elected to the Board to fill the vacancies created by the resignations of Messrs. Fitzgerald and Zeisser. The following table shows the compensation information for the remaining directors of the Company as of December 31, 2012:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Total ($)

Victor A. Kaufman (5)	50,000	149,970	—	199,970

Sukhinder Singh Cassidy(6)	75,000	149,970	—	224,970

Dara Khosrowshahi (7)	50,000	149,970	—	199,970

Jonathan F. Miller(8)	70,000	149,970	—	219,970

Jeremy Philips(9)	85,000	149,970	—	234,970

Robert S. Wiesenthal(10)	80,000	149,970	—	229,970

Barry Diller (11)	2,610	149,970	—	152,580

(1)	Cash compensation for services in 2012.
(2)	Amounts shown reflect the aggregate grant date fair value of awards computed in accordance with Financial FASB ASC Topic 718. These amounts reflect an estimate of the grant date fair value and may not correspond to the actual value that will be recognized by the directors. Stock awards consist of RSUs valued using the closing price of TripAdvisor common stock on the NASDAQ Stock Market on the grant date.

(3)	On December 15, 2012, each of the directors listed in the table above received an award of 3,599 RSUs with a grant date fair value of $149,970.
(4)	TripAdvisor has not granted any options for service as a director.
(5)	On February 7, 2013, Mr. Kaufman resigned from the Board.
(6)	Ms. Singh Cassidy is the Chairperson of the Compensation Committee and the Section 16 Committee.
(7)	On February 7, 2013, Mr. Khosrowshahi resigned from the Board.
(8)	Mr. Miller is a member of the Audit Committee.
(9)	Mr. Philips is a member of the Audit Committee and the Compensation Committee.
(10)	Mr. Wiesenthal is the Chairman of the Audit Committee.
(11)	Mr. Diller was an employee of TripAdvisor until his resignation as Chairman and Senior Executive on December 11, 2012. Mr. Diller’s compensation for his service as an employee of TripAdvisor is included in the table titled “2012 Summary Compensation Table” above.

Conversion of Dara Khosrowshahi’s Expedia RSUs

On March 7, 2006, Expedia and Mr. Khosrowshahi, entered into a restricted stock unit agreement covering 800,000 shares of Expedia common stock, with vesting of such restricted stock units generally subject to the satisfaction of certain performance goals by Expedia. In connection with the Spin-Off, Expedia and TripAdvisor agreed to divide the original award between the companies, in accordance with the treatment of shares of Expedia common stock in the Spin-Off, such that the initial award was converted into (1) RSUs covering 400,000 shares of Expedia common stock governed by an amended and restated restricted stock unit agreement between Mr. Khosrowshahi and Expedia and (2) RSUs covering 400,000 shares of TripAdvisor common stock governed by a restricted stock unit agreement between Mr. Khosrowshahi and TripAdvisor (the “DK RSU Agreement”), which was entered into on December 20, 2011. The vesting of the RSUs under the DK RSU Agreement was contingent upon Mr. Khosrowshahi’s continued service as a director of TripAdvisor through the applicable vesting dates. The RSUs were scheduled to vest as follows:

•

75% of the RSUs to vest upon the achievement of certain performance goals by Expedia and TripAdvisor; provided, however, that, at the election of TripAdvisor, such vesting shall be conditioned on Mr. Khosrowshahi agreeing to continue as a director of TripAdvisor for an additional two years thereafter, and

•

the remaining 25% of the RSU to vest on the one-year anniversary of the achievement of the performance goals by Expedia and TripAdvisor; provided that Mr. Khosrowshahi has not voluntarily terminated his service as a director of TripAdvisor and there has not been a good faith determination of the existence of cause (as defined in the DK RSU Agreement) by the Board of Directors of TripAdvisor.

In the event of a change of control of TripAdvisor, including a Liberty Change of Control, 50% of the then-outstanding RSUs would vest without regard to achievement of the performance goals. If, within one year following a change of control, TripAdvisor terminates Mr. Khosrowshahi’s service as a director other that for cause, the remaining RSUs would vest without regard to the achievement of the performance goals. Mr. Khosrowshahi has agreed not to compete with TripAdvisor during his service as a director of TripAdvisor, and for a period of 24 months thereafter.

In connection with the purchase of Liberty’s purchase of 4,799,848 shares of our common stock from Mr. Diller and The Diller-von Furstenberg Family Foundation, 50% of the RSUs covered by the DK RSU Agreement became fully vested. Subsequently, on February 7, 2013, Mr. Khosrowshahi tendered his resignation as a member of the Board and the remaining RSUs covered by the DK RSU Agreement were accelerated and became fully vested.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information as of April 22, 2013 relating to the beneficial ownership of TripAdvisor’s capital stock by (i) each person or entity known to TripAdvisor to own beneficially more than 5% of the outstanding shares of TripAdvisor’s common stock or Class B common stock, (ii) each director of TripAdvisor, (iii) the named executive officers and (iv) executive officers and directors of TripAdvisor, as a group.

Unless otherwise indicated, beneficial owners listed in the table may be contacted at TripAdvisor’s corporate headquarters at 141 Needham Street, Newton, Massachusetts 02464.

Shares of TripAdvisor Class B common stock may, at the option of the holder, be converted on a one-for-one basis into shares of TripAdvisor common stock; therefore, the common stock column below includes shares of Class B common stock held by each such listed person, entity or group, and the beneficial ownership percentage of each such listed person assumes the conversion of all Class B common stock into common stock. For each listed person, entity or group, the number of shares of TripAdvisor common stock and Class B common stock and the percentage of each such class listed also include shares of TripAdvisor common stock and Class B common stock that may be acquired by such person, entity or group on the conversion or exercise of equity securities, such as stock options, which can be converted or exercised, and RSUs that have or will have vested within 60 days of April 22, 2013, but do not assume the conversion or exercise of any equity securities (other than the conversion of the Class B common stock) owned by any other person, entity or group.

The percentage of votes for all classes of TripAdvisor’s capital stock is based on one vote for each share of common stock and ten votes for each share of Class B common stock.

	Common Stock				Class B Common Stock			Percent (%) of Votes
Beneficial Owner	Shares		%		Shares		%	(All Classes)

Liberty Interactive Corporation	30,959,751	(1)	21.6		12,799,999	(1)	100	56.5

12300 Liberty Boulevard Englewood, CO 80112

Fidelity Management & Research Company	13,072,456	(2)	9.1		0		0	5.1

245 Summer Street Boston, MA 02210

Lone Pine Capital LLC	6,567,153	(3)	4.6		0		0	2.5

Two Greenwich Plaza Greenwich, Connecticut 06830

Barry Diller	2,072,023	(4)	1.4		0		0		*

Stephen Kaufer	565,977	(5)		*	0		0		*

Sukhinder Singh Cassidy	1,807			*	0		0		*

Christopher W. Shean	0			*	0		0		*

Gregory B. Maffei	1,938	(6)		*	0		0		*

Jonathan F. Miller	1,807			*	0		0		*

Jeremy Philips	1,807			*	0		0		*

	Common Stock				Class B Common Stock		Percent (%) of Votes
Beneficial Owner	Shares		%		Shares	%	(All Classes)

Robert S. Wiesenthal	1,807			*	0	0		*

Julie M.B. Bradley	33,051	(7)		*	0	0		*

Seth J. Kalvert	64,729	(8)		*	0	0		*

All executive officers, directors and director nominees as a group(10 persons)	2,744,946	(9)	1.9		0	0	1.1

*	The percentage of shares beneficially owned does not exceed 1% of the class.
(1)	Based on information filed on a Schedule 13D/A(1) with the SEC on December 11, 2012 by Liberty and Mr. Diller (the “Liberty/Diller Schedule 13D”) and the Company’s records. Consists of 18,159,752 shares of Common Stock and 12,799,999 shares of Class B Common Stock owned by Liberty. Excludes shares beneficially owned by the executive officers and directors of Liberty, as to which Liberty disclaims beneficial ownership.
(2)	Based solely on information filed on a Schedule 13G/A with the SEC on April 10, 2013 by FMR LLC, the parent holding company of Fidelity Management & Research Company (“Fidelity”). Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the Fidelity funds (“Funds”) each has sole power to dispose of the 12,189,188 shares owned by the Funds. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees.
(3)	Based solely on information filed on a Schedule 13G/A with the SEC on February 14, 2013 by Lone Pine Capital LLC. Lone Pine Capital LLC, a Delaware limited liability company (“Lone Pine Capital”), which serves as investment manager to Lone Spruce, L.P., a Delaware limited partnership (“Lone Spruce”), Lone Balsam, L.P., a Delaware limited partnership (“Lone Balsam”), Lone Sequoia, L.P., a Delaware limited partnership (“Lone Sequoia”), Lone Cascade, L.P., a Delaware limited partnership (“Lone Cascade”), Lone Sierra, L.P., a Delaware limited partnership (“Lone Sierra”), Lone Cypress, Ltd., a Cayman Islands exempted company (“Lone Cypress”), Lone Kauri, Ltd., a Cayman Islands exempted company (“Lone Kauri”) and Lone Monterey Master Fund, Ltd., a Cayman Islands exempted company (“Lone Monterey Master Fund”, and together with Lone Spruce, Lone Balsam, Lone Sequoia, Lone Cascade, Lone Sierra, Lone Cypress, Lone Kauri and Lone Monterey Master Fund, the “Lone Pine Funds”), with respect to the common stock directly held by each of the Lone Pine Funds. Stephen F. Mandel, Jr., the managing member of Lone Pine Managing Member LLC, which is the Managing Member of Lone Pine Capital, with respect to the common stock directly held by each of the Lone Pine Funds.
(4)	Based on information filed March 4, 2013 on Form 4 by the Company and the Company’s records. Consists of (i) 52,329 shares of common stock owned by Mr. Diller, and (ii) options to purchase 2,019,694 shares of common stock held by Mr. Diller that are currently exercisable or will be exercisable within 60 days of April 22, 2013. Excludes shares of common stock and options to purchase shares of common stock held by Mr. Diller’s spouse, as to which Mr. Diller disclaims beneficial ownership.
(5)	Includes options to purchase 296,093 shares of common stock that are currently exercisable or will be exercisable within 60 days of April 22, 2013.
(6)	Represents 1,938 shares of common stock that are held by Maffei Foundation.
(7)	Includes options to purchase 25,000 shares of common stock that are currently exercisable or will be exercisable within 60 days of April 22, 2013.
(8)	Includes options to purchase 60,943 shares of common stock that are currently exercisable or will be exercisable within 60 days of April 22, 2013.
(9)	Includes options to purchase 2,401,730 shares of common stock that are currently exercisable or will be exercisable within 60 days of April 22, 2013.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 regarding shares of common stock that may be issued under TripAdvisor’s equity compensation plans consisting of the 2011 Plan and the Non-Employee Director Deferred Compensation Plan.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted Average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders:	9,100,651	(1)	31.41	(2)	6,524,199

Equity compensation plans not approved by security holders:	N/A		N/A		N/A

Total	9,100,651		—		6,524,199

(1)	Includes 8,653,983 shares of common stock issuable upon the exercise of outstanding options and 446,668 shares of common stock issuable upon the vesting of restricted stock units.

(2)	Since restricted stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review and Approval or Ratification of Related Person Transactions

Prior to the completion of the Spin-Off, we were subject to the policies and procedures of Expedia regarding the review and approval of related person transactions. In general, we will enter into or ratify a “related person transaction” only when it has been approved by the Audit Committee of the Board of Directors, in accordance with its written charter. Related persons include our executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. Related person transactions are transactions that meet the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person or entity has a direct or indirect material interest). When a potential related person transaction is identified, management presents it to the Audit Committee to determine whether to approve or ratify. When determining whether to approve, ratify, disapprove or reject any related person transaction, the Audit Committee considers all relevant factors, including the extent of the related person’s interest in the transaction, whether the terms are commercially reasonable and whether the related person transaction is consistent with the best interests of TripAdvisor and our stockholders.

The legal and accounting departments work with business units throughout TripAdvisor to identify potential related person transactions prior to execution. In addition, we take the following steps with regard to related person transactions:

•

On an annual basis, each director, director nominee and executive officer of TripAdvisor completes a Director and Officer Questionnaire that requires disclosure of any transaction, arrangement or relationship with us during the last fiscal year in which the director or executive officer, or any member of his or her immediate family, had a direct or indirect material interest.

•

Each director, director nominee and executive officer is expected to promptly notify our legal department of any direct or indirect interest that such person or an immediate family member of such person had, has or may have in a transaction in which we participate.

•	TripAdvisor monitors its accounts payable, accounts receivable and other databases to identify any other potential related person transactions that may require disclosure.

•	Any reported transaction that our legal department determines may qualify as a related person transaction is referred to the Audit Committee.

If any related person transaction is not approved, the Audit Committee may take such action as it may deem necessary or desirable in the best interests of TripAdvisor and our stockholders.

Related Person Transactions

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

As discussed in “Note 1 — Organization and Basis of Presentation” in our Annual Report on Form 10-K filed with the SEC on February 15, 2013, we transferred $405.5 million in cash to Expedia in the form of a dividend, prior to completion of the Spin-Off. Per the Separation Agreement we were to retain $165 million in cash on hand immediately following the Spin-off and the agreement also provided for a subsequent reconciliation process to ensure the appropriate amount was retained. The completion of this reconciliation resulted in us recording an additional receivable from Expedia of $7 million at December 31, 2011, which was subsequently received by us during 2012.

We were a guarantor of Expedia’s credit facility and outstanding senior notes. These guarantees were full, unconditional, joint and several, and were released upon Spin-Off.

From the completion of the Spin-Off until December 11, 2012, as a result of the irrevocable proxy of Liberty Interactive Corporation (“Liberty”) described in more detail below under “— Liberty and Barry Diller”, Mr. Diller was effectively able to control the outcome of all matters submitted to a vote or for the consent of TripAdvisor’s stockholders (other than with respect to the election by the holders of TripAdvisor common stock of 25% of the members of TripAdvisor’s Board of Directors and matters as to which Delaware law requires a separate class vote). Additionally, Mr. Diller was the Chairman and Senior Executive of Expedia, and through similar arrangements between Mr. Diller and Liberty, Mr. Diller was effectively able to control the outcome of all matters submitted to a vote or for the consent of Expedia’s stockholders (other than with respect to the election by the holders of Expedia common stock of 25% of the members of Expedia’s Board of Directors and matters as to which Delaware law requires a separate class vote). As a result, from the completion of the Spin-Off until December 11, 2012, TripAdvisor and Expedia were related parties since they were under common control. On December 11, 2012, as a result of the purchase by Liberty of an aggregate of 4,799,848 shares of common stock of TripAdvisor from Mr. Diller and certain of his affiliates which is described in further detail below under “— Liberty and Barry Diller”, Expedia and TripAdvisor are no longer under common control. However, Expedia continues to be a related party to TripAdvisor due to Liberty’s ownership of Expedia stock.

For purposes of governing certain of the ongoing relationships between us and Expedia at and after the Spin-Off, and to provide for an orderly transition, we and Expedia have entered into various agreements, including, among others, the Separation Agreement; the Tax Sharing

Agreement, the Employee Matters Agreement, the Transition Services Agreement, and commercial agreements. The various commercial agreements, including click-based advertising agreements, content sharing agreements and display-based and other advertising agreements, had terms of up to one year. The full texts of the Separation Agreement, the Tax Sharing Agreement, the Employee Matters Agreement, the Transition Services Agreement and the Master Advertising Agreement (CPC) are incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 15, 2013 as Exhibits 2.1, 10.2, 10.3, 10.4 and 10.6 (10.6 filed in redacted form pursuant to confidential treatment request), respectively. We continue to work together with Expedia pursuant to various commercial agreements between subsidiaries of TripAdvisor, on the one hand, and subsidiaries of Expedia, on the other hand. These commercial arrangements were and will continue to be negotiated on an arm’s length basis.

Liberty and Barry Diller

On December 20, 2011, in connection with the Spin-Off, we entered into a governance agreement (the “Governance Agreement”) with Liberty and Barry Diller, our former Chairman of the Board of Directors and our Senior Executive. The summary of the material terms of the Governance Agreement are qualified in their entirety by the full text of the Governance Agreement, which is incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 15, 2013 as Exhibit 10.1. In addition, Liberty and Mr. Diller entered into a stockholders agreement, dated December 20, 2011 (the “Stockholders Agreement”), pursuant to which, among other things, Liberty granted to Mr. Diller an irrevocable proxy (the “Proxy”) with respect to all of TripAdvisor’s securities beneficially owned by Liberty on all matters submitted to a stockholder vote or by which the stockholders may act by written consent (other than with respect to contingent matters with respect to which Liberty had not consented).

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

On December 11, 2012, Liberty purchased an aggregate of 4,799,848 shares of common stock of TripAdvisor from Mr. Diller and certain of his affiliates (the “Stock Purchase”). Effective upon completion of the Stock Purchase, Mr. Diller resigned as Chairman and the Senior Executive of TripAdvisor, but continued to serve as a non-employee director. As a result of the completion of the Stock Purchase: (i) the Stockholders Agreement has, in accordance with its terms, terminated, (ii) the Proxy has terminated and Mr. Diller no longer has the right to vote the shares of TripAdvisor common stock and Class B common stock beneficially owned by Liberty, and (iii) the Governance Agreement has, in accordance with its terms, terminated with respect to Mr. Diller and remains in effect with respect to Liberty and TripAdvisor.

As of April 22, 2013, Mr. Diller beneficially owned 2,072,023 shares of our common stock (assuming the exercise of options to purchase 2,019,694 shares of common stock that are or become exercisable by Mr. Diller or vest within 60 days of April 22, 2013), which shares constitute 1.4% of the outstanding shares of common stock. Effective April 23, 2013, Mr. Diller tendered his resignation from our Board of Directors. As of April 22, 2013, Liberty beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 13.9% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of the Liberty’s shares of Class B common stock into common stock, Liberty would beneficially own 21.6% of the outstanding common stock (calculated in accordance with Rule 13d-3). Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, Liberty may be deemed to beneficially own equity securities representing approximately 56.5% of our voting power. As a result, Liberty is effectively able to control the outcome of all matters submitted to a vote or for the consent of TripAdvisor’s stockholders (other than with respect to the election by the holders of TripAdvisor common stock of 25% of the members of TripAdvisor’s Board of Directors and matters as to which Delaware law requires a separate class vote).

Director Independence

Under the NASDAQ Stock Market Listing Rules (the “Listing Rules”), the Board has a responsibility to make an affirmative determination that those members of the Board who serve as independent directors do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In connection with the independence determinations described below, the Board reviewed information regarding transactions, relationships and arrangements relevant to independence, including those required by the Listing Rules. This information is obtained from director responses to questionnaires circulated by management, as well as our records and publicly available information. Following this determination, management monitors those transactions, relationships and arrangements that were relevant to such determination, as well as solicits updated information potentially relevant to independence from internal personnel and directors, to determine whether there have been any developments that could potentially have an adverse impact on the Board’s prior independence determination. The Board of Directors has determined that each of Ms. Singh Cassidy and Messrs. Miller, Philips and Wiesenthal is an “independent director” as defined by the Listing Rules. In making its independence determinations, the Board of Directors considered the applicable legal standards and any relevant transactions, relationships or arrangements. In addition to the satisfaction of the director independence requirements set forth in the Listing Rules, members of the Audit Committee and Compensation Committee have also satisfied separate independence requirements under the current standards imposed by the SEC and the Listing Rules for audit committee members and by the SEC and the Internal Revenue Service for compensation committee members.

Controlled Company Status

The Listing Rules exempt “controlled companies,” or companies of which more than 50% of the voting power is held by an individual, a group or another company, such as TripAdvisor, from certain requirements under the Listing Rules.

As of April 22, 2013, Liberty beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 13.9% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of the Liberty’s shares of Class B common stock into common stock, Liberty would beneficially own 21.6% of the outstanding common stock (calculated in accordance with Rule 13d-3). Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, Liberty may be deemed to beneficially own equity securities representing approximately 56.5% of our voting power. Liberty has filed a Statement of Beneficial Ownership on Schedule 13D/A with respect to its TripAdvisor holdings and related voting arrangements with the SEC. On this basis, TripAdvisor is relying on the exemption for controlled companies from certain requirements under the Listing Rules, including, among others, the requirement that a majority of the Board of Directors be composed of independent directors, the requirement that the Compensation Committee be composed solely of independent directors and certain requirements relating to the nomination of directors.

Item 14.	Principal Accounting Fees and Services

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth aggregate fees for professional services rendered by Ernst & Young LLP for the years ended December 31, 2012 and 2011.

	2012	2011

Audit Fees(1)	$1,218,300	$468,000

Audit-Related Fees(2)	$—	$—

Total Audit and Audit-Related Fees	$1,218,300	$468,000

Tax Fees(3)	$3,150	$—

Other Fees	$—	$—

Total Fees	$1,221,450	$468,000

(1)	Audit Fees include fees and expenses associated with the annual audit of TripAdvisor’s consolidated financial statements, statutory audits, reviews of TripAdvisor’s periodic reports, accounting consultations, reviews of SEC registration statements, report on the effectiveness of internal control and consents and other services related to SEC matters.
(2)	Audit-Related Fees include fees and expenses for due diligence in connection with acquisitions.
(3)	Tax Fees include fees and expenses for quarterly tax compliance services outside of the U.S.

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee has considered the non-audit services provided by Ernst & Young LLP as described above and believes that they are compatible with maintaining Ernst & Young LLP’s independence as our independent registered public accounting firm.

The Audit Committee has adopted a policy governing the pre-approval of all audit and permitted non-audit services performed by TripAdvisor’s independent registered public accounting firm to ensure that the provision of such services does not impair the independent registered public accounting firm’s independence from TripAdvisor and our management. Unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval from the Audit Committee, it requires specific pre-approval by the Audit Committee. The payment for any proposed services in excess of pre-approved cost levels requires specific pre-approval by the Audit Committee.

Pursuant to its pre-approval policy, the Audit Committee may delegate its authority to pre-approve services to one or more of its members, and it has currently delegated this authority to its Chairman, subject to a limit of $250,000 per approval. The decisions of the Chairman (or any other member(s) to whom such authority may be delegated) to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services to Company management.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a). The following are filed as part of this Amendment No. 1 on Form 10-K/A:

1.	Consolidated and Combined Financial Statements: The consolidated and combined financial statements and report of independent registered public accounting firm required by this item are included in Part II, Item 8.

2.	Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts, is included in Part II, Item 8.

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated and combined financial statements or in the notes thereto.

(b). Exhibits: The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TripAdvisor, Inc.

	By:	/s/ STEPHEN KAUFER
April 30, 2013		Stephen Kaufer Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2013.

Signature	Title

/s/ STEPHEN KAUFER	Chief Executive Officer, President and Director
Stephen Kaufer	(Principal Executive Officer)

/s/ JULIE M.B. BRADLEY	Chief Financial Officer
Julie M.B. Bradley	(Principal Financial and Accounting Officer)

*	Director
Sukhinder Singh Cassidy

*	Director
Gregory B. Maffei

*	Director
Jonathan F. Miller

*	Director
Jeremy Philips

*	Director
Christopher W. Shean

*	Director
Robert S. Wiesenthal

*By:	/s/ JULIE M.B. BRADLEY

Attorney-in-Fact

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date

23.2	Consent of Independent Registered Public Accounting Firm	X

31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.4	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.4	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X