Form 10-Q
period 2013-03-31
TripAdvisor, Inc.
filed 2013-05-09
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at May 2, 2013
Common Stock, $0.001 par value per share	130,571,035 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended March 31, 2013

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenue	$169,408	$132,127
Related-party revenue from Expedia	60,511	51,588

Total revenue	229,919	183,715
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	3,644	2,734
Selling and marketing(2)	79,291	67,389
Technology and content(2)	28,815	17,841
General and administrative(2)	22,433	16,254
Depreciation	6,324	4,281
Amortization of intangible assets	1,109	1,839

Total costs and expenses	141,616	110,338

Operating income	88,303	73,377
Other income (expense):
Interest (expense) income, net	(2,406)	(2,932)
Other, net	(1,461)	696

Total other expense, net	(3,867)	(2,236)

Income before income taxes	84,436	71,141
Provision for income taxes	(22,137)	(22,970)

Net income	62,299	48,171
Net (income) loss attributable to noncontrolling interests	—	(60)

Net income attributable to TripAdvisor, Inc.	$62,299	$48,111

Earnings Per Share attributable to TripAdvisor, Inc.:
Basic	$0.44	$0.36
Diluted	0.43	0.35
Weighted Average Common Shares Outstanding:
Basic	143,063	133,754
Diluted	144,655	136,158
(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$147	$182
Amortization of website development costs included in depreciation	4,157	2,713

	$4,304	$2,895
(2) Includes stock-based compensation as follows:
Selling and marketing	$2,315	$1,078
Technology and content	6,398	1,512
General and administrative	4,898	2,102

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended March 31,
	2013	2012
Net income	$62,299	$48,171
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,656)	1,427
Available-for-sale investments:
Change in net unrealized gain (loss)	48	—
Less: reclassification adjustment for gains (losses) included in net income	—	—

Net change (net of tax effect of $32)	48	—

Total other comprehensive income (loss), net of tax	(3,608)	1,427

Comprehensive income	58,691	49,598
Less: Comprehensive (income) loss attributable to noncontrolling interests	—	(60)

Comprehensive income attributable to TripAdvisor, Inc.	$58,691	$49,538

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$211,867	$367,515
Short-term marketable securities (note 4)	194,277	118,970
Accounts receivable, net of allowance of $2,830 and $2,818 at March 31, 2013 and December 31, 2012, respectively	113,319	81,459
Receivable from Expedia, net (note 11)	37,932	23,971
Taxes receivable	9,216	24,243
Deferred income taxes, net	5,937	5,971
Prepaid expenses and other current assets	11,276	10,365

Total current assets	583,824	632,494

Long-term marketable securities (note 4)	190,878	99,248
Property and equipment, net	46,742	43,802
Deferred income taxes, net	678	502
Other long-term assets	13,377	13,274
Intangible assets, net	36,806	38,190
Goodwill	469,373	471,684

TOTAL ASSETS	$1,341,678	$1,299,194

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,758	$14,099
Deferred revenue	35,202	31,563
Credit facility borrowings (note 5)	21,309	32,145
Borrowings, current (note 5)	40,000	40,000
Taxes payable	11,392	14,597
Accrued expenses and other current liabilities	55,792	63,236

Total current liabilities	174,453	195,640

Deferred income taxes, net	6,958	11,023
Other long-term liabilities	30,005	25,563
Borrowings, net of current portion (note 5)	330,000	340,000

Total Liabilities	541,416	572,226

Commitments and Contingencies (note 6)

Stockholders’ equity:
Preferred stock $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock $0.001 par value	130	130
Authorized shares: 1,600,000,000
Shares issued and outstanding: 130,544,816 and 130,060,138
Class B common stock $0.001 par value	13	13
Authorized shares 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	545,859	531,256
Retained earnings	258,737	196,438
Accumulated other comprehensive loss	(4,477)	(869)

Total stockholders’ equity	800,262	726,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,341,678	$1,299,194

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(In thousands, except share data)

	Common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	130,060,138	$130	12,799,999	$13	$531,256	$196,438	$(869)	$726,968

Net income attributable to TripAdvisor, Inc.						62,299		62,299
Currency translation adjustments							(3,656)	(3,656)
Unrealized gain on marketable securities, net of tax							48	48

Issuance of common stock related to exercise of options and vesting of RSUs	484,678	—			6,459			6,459
Tax benefits on equity awards					770			770
Minimum withholding taxes on net share settlements of equity awards					(5,232)			(5,232)
Stock-based compensation expense					12,606			12,606

Balance as of March 31, 2013	130,544,816	$130	12,799,999	$13	$545,859	$258,737	$(4,477)	$800,262

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2013	2012
Operating activities:
Net income	$62,299	$48,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	6,324	4,281
Stock-based compensation	13,611	4,692
Amortization of intangible assets	1,109	1,839
Amortization of deferred financing costs	203	264
Amortization of discounts and premiums on marketable securities, net	1,249	—
Deferred tax benefit	(2,674)	(29)
Excess tax benefits from stock-based compensation	(949)	(1,683)
Provision (recovery) for doubtful accounts	334	(437)
Foreign currency transaction (gains) losses, net	1,613	(489)
Other, net	(263)	37
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(32,670)	(29,640)
Related parties	(13,961)	(26,405)
Taxes receivable	15,027	—
Prepaid expenses and other assets	(1,679)	(1,153)
Accounts payable	(3,319)	12,080
Taxes payable	4,082	8,766
Accrued expenses and other liabilities	(10,747)	1,963
Deferred revenue	4,077	7,462

Net cash provided by operating activities	43,666	29,719
Investing activities:
Acquisitions, net of cash acquired	(1,197)	—
Capital expenditures, including internal-use software and website development	(9,264)	(7,339)
Purchases of marketable securities	(213,683)	—
Sales of marketable securities	14,415	—
Maturities of marketable securities	30,997	—
Proceeds from Expedia, Inc related to Spin-Off	—	7,028

Net cash used in investing activities	(178,732)	(311)
Financing activities:
Proceeds from credit facilities	3,723	2,893
Payments on credit facilities	(14,728)	(10,000)
Principal payments on long-term debt	(10,000)	(5,000)
Proceeds from exercise of stock options and warrants	6,459	8,926
Payment of minimum withholding taxes on net share settlements of equity awards	(5,232)	(2,959)
Excess tax benefits from stock-based compensation	949	1,683

Net cash used by financing activities	(18,829)	(4,457)
Effect of exchange rate changes on cash and cash equivalents	(1,753)	142

Net (decrease) increase in cash and cash equivalents	(155,648)	25,093
Cash and cash equivalents at beginning of year	367,515	183,532

Cash and cash equivalents at end of period	$211,867	$208,625

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

We refer to TripAdvisor, Inc. and our wholly-owned subsidiaries as “TripAdvisor,” “the Company,” “us,” “we” and “our” in these notes to the consolidated financial statements.

During 2011, Expedia, Inc., or Expedia, announced its plan to separate into two independent public companies in order to better achieve certain strategic objectives of its various businesses. We refer to this transaction as the “Spin-Off.” On December 20, 2011, following the close of trading on the NASDAQ Global Select Market (“NASDAQ”), the Spin-Off was completed, and TripAdvisor began trading as an independent public company on December 21, 2011. Expedia effected the Spin-Off by means of a reclassification of its capital stock that resulted in the holders of Expedia capital stock immediately prior to the time of effectiveness of the reclassification having the right to receive a proportionate amount of TripAdvisor capital stock. A one-for-two reverse stock split of outstanding Expedia capital stock occurred immediately prior to the Spin-Off, with cash paid in lieu of fractional shares. In connection with the Spin-Off, Expedia contributed or transferred all of the subsidiaries and assets relating to Expedia’s TripAdvisor Media Group, which were comprised of the TripAdvisor Holdings, LLC combined financial statements, to TripAdvisor and TripAdvisor or one of its subsidiaries assumed all of the liabilities relating to Expedia’s TripAdvisor Media Group.

Our common stock trades on the NASDAQ under the trading symbol “TRIP”.

Description of Business

TripAdvisor is an online travel company, empowering users to plan and have the perfect trip. TripAdvisor’s travel research platform aggregates reviews and opinions of members about destinations, accommodations (hotels, bed and breakfasts, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 29 countries, including in China under the brand daodao.com. Beyond travel-related content, TripAdvisor websites also include links to the websites of our travel advertisers allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we manage and operate 20 other travel brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector. We derive substantially all of our revenue from advertising, primarily through click-based advertising and display-based advertising sales. In addition, we earn revenue through a combination of subscription-based offerings from our Business Listings and Vacation Rental products, transaction revenue from selling room nights on our transactional sites, including SniqueAway and Tingo, and other revenue including licensing our content to third-parties. We have one reportable segment: TripAdvisor. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles, or GAAP, for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles for complete periods have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) in our Annual Report on Form 10-K on February 15, 2013. The results for interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements and related financial disclosures have been presented on a consolidated basis.

Consolidation

Our consolidated financial statements include the accounts of TripAdvisor, our wholly owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We record noncontrolling interest in our consolidated financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Noncontrolling interest in the earnings and losses of consolidated subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated entities. Significant intercompany transactions between the TripAdvisor consolidated entities and accounts have been eliminated.

Certain of our subsidiaries that operate in China, have variable interests in affiliated entities in China in order to comply with Chinese laws and regulations, which restrict foreign investment in Internet content provision businesses. Although we do not own the capital stock of some of our Chinese affiliates, we consolidate their results as we are the primary beneficiary of the cash losses or profits of these variable interest affiliates and have the power to direct the activities of these affiliates. Although we currently operate at a loss in the Chinese market our variable interest entities are not material for all periods presented.

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include revenue recognition; recoverability of long-lived assets, valuation and impairment of marketable securities, intangible assets and goodwill; income taxes; useful lives of property and equipment; purchase accounting and stock-based compensation.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board, or FASB, issued new accounting guidance which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new guidance requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified based on its source and is effective for public companies in interim and annual reporting periods beginning after December 15, 2012. Accordingly, we have adopted these presentation requirements during the first quarter of 2013. The adoption of this new guidance did not have a material impact on our consolidated financial statements or disclosure.

There have been no material changes to our significant accounting policies since December 31, 2012. For additional information about our critical accounting policies and estimates, refer to “Note 2—Significant Accounting Policies”, included in our Annual Report on Form 10-K filed on February 15, 2013 for the year ended December 31, 2012.

NOTE 3: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and stock options. Our outstanding RSUs and stock options generally vest over four years.

For the three months ended March 31, 2013 and 2012, we recognized total stock-based compensation expense of $13.6 million and $4.7 million, respectively. The total income tax benefit related to stock-based compensation expense was $5.3 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively.

TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan

On December 20, 2011, the 2011 Incentive Plan became effective. A summary of certain important features of the 2011 Incentive Plan can be found in “Note 4—Stock Based Awards and Other Equity Instruments,” in the Notes to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K filed on February 15, 2013 for the year ended December 31, 2012. The summary of the material terms of the 2011 Incentive Plan is qualified in its entirety by the full text of the 2011 Incentive Plan which is incorporated by reference in our Annual Report on Form 10-K as Exhibit 4.3.

2013 Stock Option Activity

The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Stock options granted during the first three months of 2013 have a term of ten years from the date of grant and generally vest over a four-year service period.

During the three months ended March 31, 2013, we granted 1,414,861 primarily service based stock options under the 2011 Incentive Plan with a weighted average grant-date fair value per option of $22.68. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of generally four years on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change which also impacts the amount of stock compensation expense to be recognized in future periods.

A summary of the status and activity for stock option awards relating to our common stock for the three months ended March 31, 2013, is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1, 2013	8,654	$31.41
Granted	1,415	45.42
Exercised	302	21.39		$7,059
Cancelled	123	33.34

Options outstanding at March 31, 2013	9,644	$33.76	6.2	$180,944

Exercisable as of March 31, 2013	4,313	$28.29	3.9	$104,492

Vested and expected to vest after March 31, 2013	9,010	$33.19	6.2	$172,052

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of March 28, 2013 was $52.52.

The estimated fair value of the options granted under the 2011 Incentive Plan was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards, which includes the risk-free rate of return, expected volatility, expected term and expected dividend yield.

Our risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. We estimated the volatility of our common stock by using an average of historical stock price volatility of publicly traded companies that we consider peers based on daily price observations over a period equivalent to or approximate to the expected term of the stock option grants. The decision to use a weighted average volatility factor of a peer group was based upon the relatively short period of availability of data on our common stock. We estimated our expected term using the simplified method for all stock options as we do not have sufficient historical exercise data on our common stock. Our expected dividend yield is zero, as we have not paid any dividends on our common stock to date.

The fair value of stock option grants under the 2011 Incentive Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions:

Three months ended March 31, 2013
Risk free interest rate	1.07%
Expected term (in years)	6.25
Expected volatility	51.72%
Expected dividend yield	0%

There were no stock options granted in the first three months ending March 31, 2012.

2013 RSU Activity

During the three months ended March 31, 2013, we granted 860,072 service based RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock at the date of grant of $45.26. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of generally four years on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

The following table presents a summary of RSU activity on our common stock:

	RSUs Outstanding	Weighted Average Grant- Date Fair Value Per Share
	(In thousands)
Unvested RSUs outstanding as of January 1, 2013	446	$26.11
Granted	860	45.26
Vested and released (1)	296	21.70
Cancelled	15	34.22

Unvested RSUs outstanding as of March 31, 2013	995	$42.99

(1)	Inclusive of 111,918 RSUs withheld to satisfy minimum tax withholding requirements.

A summary of the unrecognized compensation expense, net of estimated forfeitures, and the weighted average period remaining at March 31, 2013 related to our non-vested stock options and RSU awards is presented below (in thousands, except per year information):

	Stock Options	RSUs
Unrecognized compensation expense (net of forfeitures)	$82,187	$30,558
Weighted average period remaining (in years)	3.1	3.7

All shares of common stock issued in respect of the exercise of options or other equity awards since Spin-Off have been issued from authorized, but unissued common stock.

NOTE 4: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$153,561	$—	$—	$153,561	$153,561	$—	$—
Level 1:
Money market funds	15,907	—	—	15,907	15,907	—	—

Subtotal	15,907	—	—	15,907	15,907	—	—

Level 2:
U.S. agency securities	70,941	24	(4)	70,961	—	25,457	45,504
U.S. treasury securities	31,499	—	—	31,499	31,499	—	—
Certificates of deposit	17,000	17	—	17,017	—	12,315	4,702
Commercial paper	32,220	7	—	32,227	6,499	25,728	—
Corporate securities	270,988	36	(169)	270,855	4,401	125,782	140,672
Municipal securities	5,003	—	(8)	4,995	—	4,995	—

Subtotal	427,651	84	(181)	427,554	42,399	194,277	190,878

Total	$597,119	$84	$(181)	$597,022	$211,867	$194,277	$190,878

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$141,460	$—	$—	$141,460	$141,460	$—	$—
Level 1:
Money market funds	215,052	—	—	215,052	215,052	—	—

Subtotal	356,512	—	—	356,512	356,512	—	—

Level 2:
U.S. agency securities	13,634	4	(3)	13,635	—	7,635	6,000
Commercial paper	48,710	15	(22)	48,703	9,999	38,704	—
Corporate securities	162,050	12	(180)	161,882	1,004	67,630	93,248
Municipal securities	5,003	—	(2)	5,001	—	5,001	—

Subtotal	229,397	31	(207)	229,221	11,003	118,970	99,248

Total	$585,909	$31	$(207)	$585,733	$367,515	$118,970	$99,248

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at March 31, 2013.

We classify our cash equivalents and marketable securities within Level 1 and Level 2 as we value our cash equivalents and marketable securities using quoted market prices (Level 1) or alternative pricing sources (Level 2). The valuation technique we used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets or liabilities. Investments in U.S. Treasury securities are considered “Level 2” valuations because we have access to quoted prices, but do not have visibility to the volume and frequency of trading for all investments. Fair values for our U.S. agency securities, commercial paper, corporate securities, certificates of deposit and municipal securities are considered “Level 2” valuations because they are obtained from pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

There were no material realized gains or losses related to sales of our marketable securities for the three months ended March 31, 2013 and 2012.

As of March 31, 2013, we have marketable securities with a total fair value of $214.7 million in a total gross unrealized loss position of $0.2 million. We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature and do not consider any of our investments other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s cost basis. During the three months ended March 31, 2013 and 2012, we did not recognize any impairment charges. We did not have any investments in marketable securities that were in a continuous unrealized loss position for 12 months or greater at March 31, 2013 or December 31, 2012.

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

Our current forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries. We recorded a net gain in Other, net of $0.8 million for the three months ended March 31, 2013 related to our forward contracts in our consolidated statement of operations. The net cash received or paid related to our derivative instruments are classified as operating in our consolidated statements of cash flows, which is based on the objective of the derivative instruments. No derivative instruments were entered into or settled during the three months ended March 31, 2012.

The following tables show the fair value and notional principal amounts of our outstanding or unsettled derivative instruments that are not designated as hedging instruments at March 31, 2013 and December 31, 2012 (in thousands):

	Balance Sheet Caption	March 31, 2013
		Fair Value of Derivative (2)		U.S. Dollar Notional
		Asset	Liability

Foreign exchange-forward contracts (current)	Prepaid expenses and other current assets (1)	$302	$—	$17,365

	Balance Sheet Caption	December 31, 2012
		Fair Value of Derivative (2)		U.S. Dollar Notional
		Asset	Liability

Foreign exchange-forward contracts (current)	Accrued and other current liabilities (1)	$—	$64	$2,710

(1)	Derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. Dollar.
(2)	The fair value of our derivatives are measured using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets.

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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, related party receivables, trade payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on the unaudited consolidated balance sheet as of March 31, 2013 and December 31, 2012. The carrying value of the long-term borrowings outstanding on our Credit Agreement bear interest at a variable rate and therefore is also considered to approximate fair value.

We did not have any Level 3 assets or liabilities for the periods ended March 31, 2013 and December 31, 2012.

NOTE 5: DEBT

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

As of March 31, 2013 we are using a one-month interest period Eurocurrency Spread which is approximately 2.0% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal is currently repayable in quarterly installments on the last day of each calendar quarter equal to 2.5% of the original principal amount with the balance due on the final maturity date. A principal payment of $10 million was made during the three months ended March 31, 2013.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. Immediately following the Spin-Off, $10 million was drawn down under the Revolving Credit Facility, which was repaid during the three months ended March 31, 2012. As of March 31, 2013, there are no outstanding borrowings under our Revolving Credit Facility.

During the three months ended March 31, 2013 and 2012, we recorded total interest and commitment fees on our Credit Agreement of $2.1 million and $2.3 million, respectively, to interest expense on our consolidated statement of operations. All unpaid interest and commitment fee amounts as of March 31, 2013 and December 31, 2012 were not material.

Total outstanding borrowings under the Credit Agreement consist of the following (in thousands):

March 31, 2013
Short-Term Debt:
Revolving Credit Facility	$—
Term Loan	40,000

Total Short-Term Borrowings	$40,000

Long-Term Debt:
Term Loan	$330,000

Total Long-Term Borrowings	$330,000

The remaining future minimum principal payment obligations due under the Credit Agreement related to our Term Loan is as follows as of March 31, 2013 (in thousands):

Payment Amount
2013	$30,000
2014	$40,000
2015	$40,000
2016	$260,000

Total	$370,000

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

As of March 31, 2013 we believe we are in compliance with all of our debt covenants.

The full text of the Credit Agreement is incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K filed on February 15, 2013 for the year ending December 31, 2012.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of March 31, 2013 and December 31, 2012, we had $21.3 million and $32.1 million of short term borrowings outstanding, respectively.

Certain of our Chinese subsidiaries entered into a RMB 138,600,000 (approximately $22 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no-specific expiration period. During the third quarter of 2012 this credit line was increased to RMB 189,000,000 (approximately $30 million). During the three months ended March 31, 2013, we made a payment inclusive of interest of RMB 68,283,570 (approximately $10.9 million). We currently have $11.0 million of outstanding borrowings from this credit facility as of March 31, 2013. Our Chinese Credit Facility—BOA currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of March 31, 2013.

In addition, during April 2012, certain of our Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). During the three months ended March 31, 2013, we made a payment inclusive of interest of RMB 24,281,546 (approximately $3.9 million). We currently have $10.3 million of outstanding borrowings from this credit facility as of March 31, 2013. Our Chinese Credit Facility—JPM currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of March 31, 2013.

NOTE 6: COMMITMENTS AND CONTINGENCIES

There have been no material changes to our commitments and contingencies since December 31, 2012. (Refer to “Note 12—Commitments and Contingencies, “ in the Notes to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K filed on February 15, 2013 for the year ended December 31, 2012.)

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

Our effective tax rate for the three months ended March 31, 2013 and 2012 was 26.2% and 32.3%, respectively. For the three months ended March 31, 2013, the effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The decrease in the effective tax rate for 2013 compared to the 2012 rate was primarily due to an increase in earnings in jurisdictions outside the United States as well as an internal restructuring that occurred during the fourth quarter of 2012. This restructuring was undertaken within our non-US operations to align our global structure for more efficient treasury management and global cash deployment.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of March 31, 2013, accrued interest is $0.7 million, net of federal benefit, and no penalties have been accrued. We do not anticipate any material releases in the next twelve months.

For all periods prior to and through the Spin-Off date, we were a member of the Expedia consolidated tax group. Accordingly, Expedia filed a consolidated federal income tax return and certain state income tax returns with us for that period. Expedia has paid the entire income tax liability associated with these filings. As such, our income tax liability for this period was transferred to Expedia upon Spin-Off and was not included in income taxes payable as of December 31, 2011. Additionally, due to continuing ownership and business relationships after the Spin-Off, we may be considered to have a unitary relationship with Expedia from January 1, 2012 through December 11, 2012 for state income tax purposes. Consequently, we may file as part of a unitary combined group with Expedia for certain state tax returns for 2012.

As of March 31, 2013, the Company’s tax years for 2009 through 2012 are subject to examination by the tax authorities in the United States, various states, and foreign jurisdictions. By virtue of previously filed consolidated income tax returns filed with Expedia, we are routinely under audit. We are currently under an IRS audit for the 2009 and 2010 tax years, and have various ongoing state income tax audits. As of March 31, 2013, no material assessments have resulted from these audits. These audits include questioning the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns. We are no longer subject to tax examinations by tax authorities for years prior to 2005.

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share on most matters. Holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% percent of the total number of directors, rounded up to the next whole number, which is currently two directors. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of TripAdvisor the holders of both classes of common stock have equal rights to receive all the assets of TripAdvisor after the rights of the holders of the preferred stock have been satisfied. There were 130,544,816 shares of common stock and 12,799,999 shares of Class B common stock issued and outstanding at March 31, 2013.

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. At March 31, 2013, no preferred shares had been issued.

Share Repurchases

On February 15, 2013, our Board of Directors authorized the repurchase of $250.0 million of our shares of common stock under a share repurchase program. We intend to use available cash and future cash from operations to fund repurchases under the share repurchase program. The repurchase program has no expiration but may be suspended or terminated by the Board of Directors at any time. The Executive Committee of our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the Company and its stockholders.

As of March 31, 2013, we have not repurchased any shares of outstanding common stock.

Dividends

During the period January 1, 2013 through March 31, 2013, our Board of Directors did not declare any dividends on our outstanding common stock.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is primarily comprised of accumulated foreign currency translation adjustments, as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Net unrealized loss on securities, net of tax (1)	$(56)	$(104)
Cumulative foreign currency translation adjustments (2)	(4,421)	(765)

Total accumulated other comprehensive loss	$(4,477)	$(869)

(1)	Net of unrealized tax benefits of $40 and $72 at March 31, 2013 and December 31, 2012, respectively.
(2)	Our foreign subsidiary earnings are considered indefinitely reinvested; therefore; deferred taxes are not provided on foreign currency translation adjustments.

NOTE 9: SEGMENT INFORMATION

We have one reportable segment: TripAdvisor. We determined our segment based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. Our primary operating metric for evaluating segment performance is Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other (income) expense, net; (3) depreciation of property and equipment, including internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation; and (6) non-recurring expenses. Such amounts are detailed in our segment reconciliation below. In addition, please see our discussion of Adjusted EBITDA in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

The following table is a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented (in thousands):

	Three months ended March 31,
	2013	2012
Adjusted EBITDA	$109,347	$84,189
Depreciation (1)	(6,324)	(4,281)
Amortization of intangible assets	(1,109)	(1,839)
Stock-based compensation	(13,611)	(4,692)
Other expense, net	(3,867)	(2,236)
Provision for income taxes	(22,137)	(22,970)

Net income	62,299	48,171

(1)	Includes internal use software and website development costs.

NOTE 10: EARNINGS PER SHARE

Basic Earnings Per Share

We compute basic earnings per share by dividing net income attributable to TripAdvisor by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2013 and 2012, we computed the weighted average number of common shares outstanding during the period using the total of common stock and Class B common stock outstanding as of December 31, 2012 and 2011, respectively, plus the weighted average of any additional shares issued and outstanding during the three months ended March 31, 2013 and 2012, respectively.

Diluted Earnings Per Share

We compute diluted earnings per share by dividing net income attributable to TripAdvisor by the sum of the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2013 and 2012, we computed the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of common equivalent shares related to stock options and stock warrants and the vesting of restricted stock units using the treasury stock method during the three months ended March 31, 2013 and 2012, respectively, and (iii) if dilutive, performance based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating diluted earnings per share (in thousands, except for per share information):

	Three months ended March 31,
	2013	2012
Numerator:
Net income attributable to TripAdvisor	$62,299	$48,111
Denominator:
Weighted average shares used to compute Basic EPS	143,063	133,754
Weighted average effect of dilutive securities:
Stock options	1,401	1,132
RSUs	191	194
Stock warrants	—	1,078

Weighted average shares used to compute Diluted EPS	144,655	136,158

Basic EPS	$0.44	$0.36
Diluted EPS	$0.43	$0.35

The following potential common shares related to stock options and RSUs were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2013(1)	2012(2)
Stock options	4,577	1,821

RSUs	—	60

Total	4,577	1,881

(1)	These totals do not include performance based options representing the right to acquire 210,000 shares of common stock for which all targets required to trigger vesting have not been achieved as of March 31, 2013; therefore, such awards were excluded from the calculation of weighted average shares used to compute diluted earnings per share for those reporting periods.
(2)	These totals do not include performance based RSUs representing the right to acquire 400,000 shares of common stock for which all targets required to trigger vesting had not been achieved as of March 31, 2012; therefore, such awards were excluded from the calculation of weighted average shares used to compute diluted earnings per share for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 11: RELATED PARTY TRANSACTIONS

Expedia

Subsequent to the Spin-Off, we remain a related party with Expedia due to common ownership, and continue to work together pursuant to various commercial agreements between subsidiaries of TripAdvisor, on the one hand, and subsidiaries of Expedia, on the other hand.

Related-party revenue from Expedia of $60.5 million and $51.6 million for the three months ended March 31, 2013 and 2012, respectively, primarily consists of click-based advertising and other advertising services provided to Expedia and its subsidiaries and is recorded at contract value, which we believe is a reasonable reflection of the value of the services provided. Related-party revenue represented 26.3% and 28.1% of our total revenue for the three months ended March 31, 2013 and 2012, respectively. Other related-party operating expenses which were included within selling and marketing expense were $1.8 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively, which primarily consisted of marketing expense for exit windows. The net related party receivable balances with Expedia reflected in our consolidated balance sheets as of March 31, 2013 and December 31, 2012 were $37.9 million and $24.0 million, respectively.

Liberty Interactive Corporation

As of March 31, 2013, Liberty Interactive Corporation, or Liberty, beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 13.9% of the outstanding shares of Common Stock and 100% of the outstanding shares of Class B Common Stock. Assuming the conversion of all of the Liberty’s shares of Class B common stock into common stock, Liberty would beneficially own 21.6% of the outstanding common stock (calculated in accordance with Rule 13d-3). Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, Liberty may be deemed to beneficially own equity securities representing approximately 56.5% of our voting power.

We had no related party transactions with Liberty during the three months ended March 31, 2013 and 2012, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed February 15, 2013 for the year ended December 31, 2012.

Overview

We are the world’s largest online travel company, empowering users to plan and have the perfect trip. Our travel research platform aggregates reviews and opinions from our community about destinations, accommodations (including hotels, resorts, motels, B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. Our branded websites include tripadvisor.com in the United States and localized versions of the website in 29 other countries, including China under the brand daodao.com. Our branded websites globally averaged more than 200 million monthly unique visitors during the first quarter of 2013, according to Google Analytics, we feature over 100 million reviews and opinions and we have built a base of more than 48 million marketable members, as measured by our own log files. Marketable members are members that have registered on our site and given us permission to email them. While we believe growth in marketable members increases user engagement and traffic to our site we do not consider it to be a key driver of our overall revenue. Beyond travel-related content, our websites also include links to the websites of our customers, including travel advertisers, allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we now manage and operate 20 other travel brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector.

For additional information about our portfolio of brands, see “Other Travel Brands and Websites” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K filed on February 15, 2013 for the year ended December 31, 2012.

Business Model

We derive substantially all of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of our revenue is generated through a combination of subscription-based offerings, selling room nights on our transactional sites, including SniqueAway and Tingo, and other revenue including content licensing. For the three months ended March 31, 2013, we earned $179 million of revenue from click-based advertising, $25 million in revenue from display-based advertising and $26 million in revenue from subscription-based offerings, transaction revenue and other revenue.

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

•

Subscription-Based, Transaction and Other Revenue. We offer advertising via a subscription model that is sold for a flat fee per time period. Managed by our TripAdvisor for Business division, this advertising product, Business Listings, is currently offered to hotels, B&Bs and other specialty lodging properties and allows subscribers to list a website URL, email address and phone number on TripAdvisor-branded websites as well as to post special offers for travelers. Our Vacation Rentals product allows individual vacation property owners and property managers to pay a subscription fee or to use a new free-to-list option to list properties on our Holiday Lettings and FlipKey websites, as well as on select TripAdvisor-branded websites. Other sources of revenue include selling room nights on our transactional sites, as well as content licensing arrangements with third-party sites.

Executive Summary

Our financial results are currently principally dependent on our ability to drive our click-based advertising revenue. We continue to invest in areas of potential click-based revenue growth, including our social, mobile and global initiatives, while also focusing on growing both our subscription-based products, such as Vacation Rentals and Business Listings, and our transaction—based businesses, including SniqueAway and Tingo. We have leveraged our position as the largest online travel company to become an important partner for online advertisers—including hotels, online travel agencies and other travel-related service providers—by providing our customers with access to our large audience of highly-qualified, highly-engaged users. The key drivers of our click-based advertising revenue are described below, as well as a summary of our key growth areas and the current trends impacting our business.

Key Drivers of Click-Based Advertising Revenue

For the three months ended March 31, 2013 and 2012, 78% and 79%, respectively, of our total revenue came from our core cost-per-click, or CPC, based lead generation product. The key drivers of our click-based advertising revenue include the growth in monthly unique hotel shoppers and revenue per hotel shopper.

•

Hotel shoppers: Total traffic growth, or growth in monthly visits from unique IP addresses is reflective of our overall brand growth. We track and analyze sub-segments of traffic and their correlation to revenue generation and utilize hotel shoppers as an indicator of revenue growth. We use the term “hotel shoppers” to refer to users who view a listing of hotels in a city or visitors who view a specific hotel page. Hotel shoppers tend to be seasonal and also tend to vary based on general economic conditions. Our number of hotel shoppers increased 41% and 35% for the three months ended March 31, 2013 and 2012, respectively, according to our log files.

•

Revenue per hotel shopper: Revenue per hotel shopper is a metric we use to analyze how effectively we are able to monetize hotel shoppers based on a combination of user conversion and pricing. User conversion is a measure of how many hotel shoppers ultimately click on a CPC link that generates revenue for us. User conversion on our site is primarily driven by three factors: merchandising, commerce coverage and choice. We think of merchandising as the number and location of ads that are available on a page; commerce coverage is whether we have a client who can take an online booking for a particular property; and choice is the number of clients available for any given property, allowing the user to shop for the best price. Pricing is the effective cost-per-click that online travel agencies and hoteliers are willing to pay us for a lead. Revenue per hotel shopper decreased 10% and 7% for the three months ended March 31, 2013 and 2012, respectively.

In summary, our CPC revenue depends on the number of hotel shoppers that are interested in a property, whether there is a commerce link available for that hotel shopper to click on for that property, whether there are several commerce choices available for that property so the hotel shopper can shop around and what our customers are willing to pay us for the lead.

Key Drivers of Display-Based Advertising Revenue

For the three months ended March 31, 2013 and 2012, 11% and 12%, respectively, of our total revenue came from our display-based advertising product. The key drivers of our display-based advertising revenue include the growth in number of impressions, or the number of times an ad is displayed on our site, and the cost per thousand impressions, or CPM (or pricing). Our number of impressions increased 10% and 21% for the three months ended March 31, 2013 and 2012, respectively, while pricing increased 2% during both periods.

Key Growth Areas

We continue to invest in areas of potential growth, including our social, mobile and global initiatives as well as our subscription-based products, such as Vacation Rentals and Business Listings.

Social. Our Wisdom of Friends initiative is a core component of our strategic growth plan; 76% of respondents to a recent Nielsen study cited “recommendations from people I know” as the information source that they trust most. We believe that having a strong social presence improves engagement on our sites and improves the sites’ “stickiness” amongst the users. As a result, we continue to deepen our integration with Facebook. As of March 31, 2013, and according to AppData, an independent application tracking traffic service, TripAdvisor has averaged more than 33 million monthly Facebook users via it’s TripAdvisor Facebook application id. We offer these Facebook users a personalized and social travel planning experience that enables travelers to engage first with their own Facebook friends’ reviews and opinions when planning their perfect trip on TripAdvisor.

Mobile. Mobile is an investment area that is geared towards creating a more complete user experience by reinforcing the TripAdvisor brand when users are in-market. In the quarter ended March 31, 2013, we saw strong mobile user uptake, as aggregate downloads of our TripAdvisor, City Guides, and SeatGuru apps more than doubled to nearly 36 million and its average monthly unique users on mobile devices grew 300% year over year from 15.5 million to 62.2 million according to company logs. We believe that travelers will increasingly use mobile devices, including smartphones and tablets, to conduct travel research and planning.

Vacation Rentals. Our Vacation Rentals product addresses a highly-fragmented $85 billion per-year vacation rental industry, according to a 2010 Radius Global Market study. As of December 31, 2012 we had amassed over 300,000 properties, up more than 50% during the year, across our TripAdvisor Vacation Rentals, U.S.-based FlipKey and U.K.-based Holiday Lettings brands, as well as through partnership agreements with other vacation rental businesses. We offer individual property owners and property managers to list using a subscription-based fee structure or a free-to-list, commission-based option and we believe our highly-engaged and motivated user community creates a competitive advantage for us in this market.

Business Listings. Business Listings product enables hotel and accommodation owners to list pertinent property information on TripAdvisor, bringing them closer to potential customers and thereby increasing direct bookings. In the year ended December 31, 2012, we grew our Business Listings customer base over 40% to 50,000 subscribers, representing just over 7% of our current hotel and accommodation listings on TripAdvisor branded sites. We continue to expand our sales force and introduce new product features and functionality to grow our subscriber base.

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

Increasing Use of Internet and Social Media to Access Travel Information. Commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets. We believe that this trend will create strategic growth opportunities, allowing us to attract new consumers and develop unique and effective advertising solutions. Consumers are increasingly using online social media, such as Facebook, as a means to communicate and exchange information, including travel information and opinions. We have made significant efforts related to social networking in order to leverage the expanding use of this channel and enhance traffic diversification and user engagement. We are also continually adapting our user experience in response to a changing internet environment and usage trends. For example, in 2012 we invested in building and introducing to users hotel metasearch functionality for our smartphone platforms and are currently in the process of implementing hotel metasearch functionality on our desktop and tablet platforms. Refer to our metasearch discussion below in “Our Strategy” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for additional information on our current hotel metasearch transition.

Increasing Mobile Usage. Consumers are increasingly using smartphone and tablet computing devices to access the Internet. To address these demands, we continue to extend the platform to develop smartphone and tablet applications to allow greater access to our travel information and resources. Although the substantial majority of our smartphone users also access and engage with our websites on personal computers and tablets where we display advertising, our users could decide to increasingly access our products primarily through smartphone devices. Historically we have not displayed graphic advertising on smartphones and our smartphone monetization strategies are still developing, as smartphone monetization was less than 20% of desktop monetization of hotel shoppers during the three months ended March 31, 2013 while tablets monetize more closely to desktops. Improvement of our mobile offerings is a key company priority which we believe is necessary to help us maintain and grow our user base and engagement over the long term and we will continue to invest and innovate in this growing platform.

Click-Based Advertising Revenue. In recent years, the majority of our revenue growth resulted from higher click-based advertising revenue due to increased traffic on our websites and an increase in the volume of clicks on our advertisers’ placements. Although click-based advertising revenue growth has generally been driven by traffic volume, we remain focused on the various factors that could impact revenue growth, including, but not limited to, the growth in hotel shoppers, CPC pricing fluctuations, the overall economy, the ability of advertisers to monetize our traffic, the quality and mix of traffic to our websites, and the quality and mix of traffic from our advertising placements to advertisers, as well as advertisers’ evolving approach to transaction attribution models and return on investment targets. We monitor and regularly respond to changes in these factors in order to strategically improve our user experience, customer satisfaction and monetization in this dynamic environment. For example, in order to improve user experience, we are currently introducing metasearch functionality to our hotel shoppers as discussed below in “Our Strategy” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

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

•

Investment in Technology. We believe that our ability to continue to innovate by providing additional functionality to our main Internet sites, while at the same time continuing to extend that functionality to additional platforms such as smartphones and tablets, will enable us to continue providing an industry-leading user experience. We have a strong culture of speed-to-market with our innovations. By innovating and releasing updates quickly, we believe that we can continue to grow our site visitors and over 100 million reviews and opinions, increase revenue and effectively compete with our competitors.

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

•

Metasearch. A metasearch display is an interface that shows hotel or flight availability and pricing information from multiple sources, without requiring the user to visit another website. We have offered a flight metasearch product since 2009 expanding internationally to 19 points of sale in 2012. In 2012, we invested in building hotel metasearch functionality for our smartphone platforms and introducing it to 100% of our global smartphone traffic. We are currently in the process of fully implementing hotel metasearch functionality onto our desktop and tablet platforms by the end of the second quarter of 2013. As of May 7, 2013, over 50% of our worldwide traffic experiences metasearch functionality. This includes all traffic from Brazil, Canada, Germany, India, Ireland, Singapore and the United Kingdom, while 19% of our desktop and tablet users from other points of sale are currently experiencing metasearch functionality. The implementation of this functionality is expected to provide a better user experience while delivering more valuable leads to advertising partners, however at a lower volume per session. Over time, these higher converting leads are expected to generate higher pricing with our customers, which we expect will offset the anticipated decrease in volume. We expect to continue to evolve our metasearch functionality, because we believe that by showing users real-time pricing and availability wherever possible it leads to a better user experience.

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

Employees

As of March 31, 2013, we had 1,632 employees. Of these employees, 964 were based in the United States. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because they require that management use judgment and estimates in applying those policies. We prepare our consolidated financial statements and accompanying notes in accordance with GAAP. Preparation of the consolidated financial statements and accompanying notes requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. Management bases its estimates on historical experience, where applicable and other assumptions that it believes are reasonable under the circumstances. Actual results may differ from estimates under different assumptions or conditions.

There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

•	It requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate; and

•	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 15, 2013.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see “Note 2—Significant Accounting Policies,” in the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q. We are an “issuer” (as defined in Section 2(a) of the Sarbanes-Oxley Act of 2002), and, as such, are required to comply with all new and revised accounting standards applicable to public companies.

Results of Operations

Selected Financial Data

(in thousands, except per share data)

	Three Months Ended March 31,		% Change
	2013	2012	2013 vs 2012
Revenue	$169,408	$132,127	28%
Related-party revenue from Expedia	60,511	51,588	17%

Total revenue	229,919	183,715	25%

Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	3,644	2,734	33%
Selling and marketing(2)	79,291	67,389	18%
Technology and content(2)	28,815	17,841	62%
General and administrative(2)	22,433	16,254	38%
Depreciation	6,324	4,281	48%
Amortization of intangible assets	1,109	1,839	(40%)

Total costs and expenses	141,616	110,338	28%

Operating income	88,303	73,377	20%

Other income (expense):
Other interest (expense) income, net	(2,406)	(2,932)	(18)%
Other, net	(1,461)	696	(310)%

Total other expense, net	(3,867)	(2,236)	73%

Income before income taxes	84,436	71,141	19%
Provision for income taxes	(22,137)	(22,970)	(4)%

Net income	62,299	48,171	29%
Net (income) loss attributable to noncontrolling interest	—	(60)	(100%)

Net income attributable to TripAdvisor, Inc.	$62,299	$48,111	29%

Earnings Per Share attributable to TripAdvisor, Inc:
Basic	$0.44	$0.36	22%
Diluted	$0.43	$0.35	23%
Weighted Average Common Shares Outstanding:
Basic	143,063	133,754	7%
Diluted	144,655	136,158	6%
Other Financial Data:
Adjusted EBITDA (3)	$109,347	$84,189	30%

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$147	$182
Amortization of website development costs included in depreciation	4,157	2,713

	$4,304	$2,895
(2) Includes stock-based compensation as follows:
Selling and marketing	$2,315	$1,078
Technology and content	6,398	1,512
General and administrative	4,898	2,102

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA in our Quarterly Report on Form 10-Q, a non-GAAP financial measure. We have provided reconciliations below of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure. A “non-GAAP financial measure” refers to a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in such company’s financial statements.

We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other (income) expense, net; (3) depreciation of property and equipment, including internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation; and (6) non-recurring expenses. Adjusted EBITDA is the primary metric by which management evaluates the performance of its business and on which internal budgets are based. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. Adjusted EBITDA eliminates items that are either not part of our core operations, such as non-recurring expenses, or those costs that do not require a cash outlay, such as stock-based compensation. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimates of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical costs and other factors and may not be indicative of current or future capital expenditures. We believe that by excluding certain items, such as stock-based compensation and non-recurring expenses, Adjusted EBITDA corresponds more closely to the cash that operating income generated from our business and allows investors to gain an understanding of the factors and trends affecting the ongoing cash earnings capabilities of our business, from which capital investments are made and debt is serviced.

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

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results.

The following table is a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented (in thousands):

	Three months ended March 31,
	2013	2012
Adjusted EBITDA	$109,347	$84,189
Depreciation (1)	(6,324)	(4,281)
Amortization of intangible assets	(1,109)	(1,839)
Stock-based compensation	(13,611)	(4,692)
Other expense, net	(3,867)	(2,236)
Provision for income taxes	(22,137)	(22,970)

Net income	62,299	48,171

(1)	Includes internal use software and website development costs.

Revenue

We derive substantially all of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue through a combination of subscription-based offerings related to our Business Listings and Vacation Rentals products, transaction revenue from selling room nights on our transactional sites, including SniqueAway and Tingo, and other revenue including content licensing.

	Three Months Ended March 31,		% Change
	2013	2012	2013 vs. 2012
	($ in millions)
Click-based advertising	$179	$145	24%
Display-based advertising	25	22	14%
Subscription, transaction and other	26	17	51%

Total revenue	$230	$184	25%

Revenue increased $46 million during the three months ended March 31, 2013 when compared to the same period in 2012, primarily due to an increase in click-based advertising revenue of $34 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 41%, partially offset by lower revenue per hotel shopper of 10% primarily due to a combination of lower user conversion related to our current transition to hotel metasearch, growth in hotel shoppers on smartphones which have a lower monetization rate than desktops and tablets, and growth in emerging international markets that are currently monetizing at lower levels than our mature markets. We expect the lower user conversion trend to continue as we fully transition to hotel metasearch, which we anticipate, will negatively impact revenue growth over the balance of the year. Display-based advertising increased by $3 million primarily as a result of a 10% increase in the number of impressions during the three months ended March 31, 2013 when compared to the same period in 2012. Subscription, transaction and other revenue increased by $9 million in the three months ended March 31, 2013 primarily due to growth in Business Listings.

In addition to the product revenue discussion above, related-party revenue from Expedia, which consists primarily of click-based advertising, is as follows:

	Three Months Ended March 31,		% Change
	2013	2012	2013 vs. 2012
	($ in millions)
Related party revenue from Expedia	$61	$52	17%
% of revenue	26.3%	28.1%

Related-party revenue from Expedia increased $9 million during the three months ended March 31, 2013 when compared to the same period in 2012, primarily due to higher click volume sent to Expedia and higher CPC pricing paid by Expedia. For information on our relationship with Expedia, including recent material transactions, refer to “Note 11—Related Party Transactions” in the notes to our consolidated financial statements.

The following table presents our revenue by geographic region which reflects how we measure our business internally. Revenue by geography is based on the location of our websites:

	Three months ended March 31,
	2013	2012	% Change
	($ in millions)
Revenue by geographic region:
North America (1)	$122	$101	21%
EMEA (2)	71	59	21%
APAC (3)	27	17	60%
LATAM (4)	10	7	37%

Total	$230	$184	25%

(1)	United States and Canada*
(2)	Europe, Middle East and Africa
(3)	Asia-Pacific
(4)	Latin America

*	Included in international revenue for discussion purposes.

International revenue increased $27 million or 31% during the three months ended March 31, 2013 compared to 2012. International revenue represented 50% and 48% of total revenue during the three months ended March 31, 2013 and 2012, respectively. The increase in international revenue, in absolute dollars and as a percentage of total revenue, is primarily due to additional investment in international expansion and growth in international hotel shoppers.

Cost of Revenue

Cost of revenue consists of expenses that are closely correlated or directly related to revenue generation, including ad serving fees, flight search fees, credit card fees and data center costs.

	Three Months Ended March 31,		% Change
	2013	2012	2013 vs 2012
	($ in millions)
Cost of revenue	$4	$3	33%
% of revenue	1.6%	1.5%

Cost of revenue increased $1 million during the three months ended March 31, 2013 when compared to the same period in 2012, primarily due to increased data center costs.

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

	Three Months Ended March 31,		% Change
	2013	2012	2013 vs 2012
	($ in millions)
Direct costs	$51	$47	9%
Personnel and overhead	28	20	38%

Total selling and marketing	$79	$67	18%

% of revenue	34.5%	36.7%

Direct selling and marketing costs increased $4 million during the three months ended March 31, 2013 when compared to the same period in 2012, primarily due to increased search engine marketing costs and brand advertising costs, partially offset by a decrease in spending in social media costs. Personnel and overhead costs increased $8 million during the three months ended March 31, 2013 when compared to the same period in 2012, primarily due to an increase in headcount to support business growth, including international expansion.

Technology and Content

Technology and content expenses consist of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing and maintenance of our website. Other costs include licensing and maintenance expense.

	Three Months Ended March 31,		% Change
	2013	2012	2013 vs 2012
	($ in millions)
Personnel and overhead	$27	$16	70%
Other	2	2	(15)%

Total technology and content	$29	$18	62%

% of revenue	12.5%	9.7%

Technology and content costs increased $11 million during the three months ended March 31, 2013 when compared to the same period in 2012, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion, enhanced site features, extending our products onto smartphone and tablet platforms, and development of our new hotel metasearch product, as well as an increase in stock based compensation primarily related to additional grants subsequent to the Spin-Off.

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

	Three Months Ended March 31,		% Change
	2013	2012	2013 vs 2012
	($ in millions)
Personnel and overhead	$15	$11	40%
Professional service fees and other	7	5	35%

Total general and administrative	$22	$16	38%

% of revenue	9.8%	8.8%

General and administrative costs increased $6 million during the three months ended March 31, 2013, when compared to the same periods in 2012, primarily due to increased personnel costs related to an increase in stock based compensation, as well as increased headcount to support business growth and additional professional service fees in order to support our operations as a standalone public company and an increase in our bad debt provision.

Depreciation

	Three Months Ended March 31,		% Change
	2013	2012	2013 vs 2012
	($ in millions)
Depreciation	$6	$4	48%
% of revenue	2.8%	2.3%

Depreciation increased $2 million during the three months ended March 31, 2013 when compared to the same period in 2012, primarily due to increased amortization related to website development costs.

Amortization of Intangible Assets

	Three Months Ended March 31,		% Change
	2013	2012	2013 vs 2012
	($ in millions)
Amortization of intangible assets	$1	$2	(40%)
% of revenue	0.5%	1.0%

Intangible asset amortization is not material for the periods presented.

Interest (Expense) Income, Net

Interest expense is primarily related to interest incurred on our Term Loan and credit facilities for the periods presented.

Other, Net

Other, net is primarily comprised of net foreign exchange gains and losses for the periods presented.

Provision for Income Taxes

	Three Months Ended March 31,		% Change
	2013	2012	2013 vs 2012
	($ in millions)
Provision for income taxes	$22	$23	(4)%
Effective tax rate	26.2%	32.3%

For the three months ended March 31, 2013, the effective tax rate is less than the federal statutory tax rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The change in the effective tax rate for 2013 compared to the 2012 rate was primarily due to an increase in earnings in jurisdictions outside the United States as well as the internal restructuring that was implemented in the last quarter of 2012.

Related Party Transactions

For information on our relationships with Expedia and Liberty Interactive Corporation, including recent material transactions, refer to “Note 11—Related Party Transactions” in the notes to our consolidated financial statements.

Stock-Based Compensation

Refer to “Note 3—Stock Based Awards and Other Equity Instruments” for further information on current year equity award activity, including the issuance of 1,414,861 primarily service based stock options with a weighted average grant-date fair value per option of $22.68 and 860,072 RSU’s with a weighted average grant-date fair value of $45.26 during the three months ended March 31, 2013.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations. At March 31, 2013 and December 31, 2012 we had $597 million and $586 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of March 31, 2013 approximately $310 million of our cash, cash equivalents, and short and long-term marketable securities are held by our international subsidiaries, primarily in the United Kingdom, and are related to earnings we intend to reinvest permanently outside the United States. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $399 million as of March 31, 2013. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Cash held is primarily denominated in U.S. dollars.

Historically, the cash we generate has been sufficient to fund our working capital requirements, capital expenditures and to meet our long term debt obligations and commitments. Management believes that our cash and cash equivalents, combined with expected cash flows generated by operating activities and available cash from our credit facilities will be sufficient to fund our ongoing working capital requirements, capital expenditures, business growth initiatives, meet our long term debt obligations and commitments, share repurchases and fund any potential acquisitions for at least the next 12 months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business growth initiatives, either of which could have a material adverse effect on our future financial condition or results of operations.

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

As of March 31, 2013 we are using a one-month interest period Eurocurrency Spread which is approximately 2.0% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically. A 25 basis point change in the interest rate on the current Term Loan balance would result in an increase or decrease to interest expense of approximately $1 million per annum.

The Term Loan principal is currently repayable in quarterly installments on the last day of each calendar quarter equal to 2.5% of the original principal amount with the balance due on the final maturity date. A principal payment of $10 million was made during the three months ended March 31, 2013.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. Immediately following the Spin-Off, $10 million was drawn down under the Revolving Credit Facility, which was repaid during the three months ended March 31, 2012. As of March 31, 2013 there are no outstanding borrowings under our Revolving Credit Facility.

During the three months ended March 31, 2013 and 2012, we recorded total interest and commitment fees on our Credit Agreement of $2.1 million and $2.3 million, respectively, to interest expense on our consolidated statement of operations. All unpaid interest and commitment fee amounts as of March 31, 2013 and December 31, 2012 were not material.

The future minimum principal payment obligations due under the Credit Agreement related to our Term Loan is as follows as of March 31, 2013 (in millions):

Payment Amount
2013	$30
2014	$40
2015	$40
2016	$260

Total	$370

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

As of March 31, 2013 we believe we are in compliance with all of our debt covenants.

Refer to “Note 5—Debt” in the notes to the consolidated financial statements for additional information on our Credit Agreement. The full text of the Credit Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 20, 2011, is incorporated by reference on our Annual Report on Form 10-K, filed on February 15, 2013 for the year ended December 31, 2012, as Exhibit 4.2.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of March 31, 2013 and December 31, 2012, we had $21.3 million and $32.1 million of short term borrowings outstanding, respectively.

Certain of our Chinese subsidiaries entered into a RMB 138,600,000 (approximately $22 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no-specific expiration period. During the third quarter of 2012 this credit line was increased to RMB 189,000,000 (approximately $30 million). During the three months ended March 31, 2013, we made a payment inclusive of interest of RMB 68,283,570 (approximately $10.9 million). We currently have $11.0 million of outstanding borrowings from this credit facility as of March 31, 2013. Our Chinese Credit Facility—BOA currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of March 31, 2013.

In addition, during April 2012, certain of our Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). During the three months ended March 31, 2013, we made a payment inclusive of interest of RMB 24,281,546 (approximately $3.9 million). We currently have $10.3 million of outstanding borrowings from this credit facility as of March 31, 2013. Our Chinese Credit Facility—JPM currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of March 31, 2013.

Consolidated Cash Flow Statements Discussion:

Our cash flows are as follows (in millions):

	Three months ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$44	$30
Investing activities	$(179)	$—
Financing activities	$(19)	$(4)

Operating Activities

For the three months ended March 31, 2013, net cash provided by operating activities increased by $14 million or 47% when compared to the same period in 2012, primarily due to an increase in net income of $14 million and an increase in non-cash items not affecting cash flows of $12 million, which is primarily related to increased stock based compensation, offset by a decrease in working capital movements of $12 million. The decrease in working capital movements in 2013 vs. 2012 was primarily driven by the timing of customer and related party cash receipts and the timing of tax and vendor payments.

Investing Activities

For the three months ended March 31, 2013, net cash provided by investing activities decreased by $179 million when compared to the same period in 2012, primarily due to the purchase of $214 million of marketable securities, offset partially by the sale and maturity proceeds from marketable securities of $45 million. In addition, we received $7 million during the three months ended March 31, 2012 from Expedia related to the Spin-Off, which did not reoccur in 2013.

Financing Activities

For the three months ended March 31, 2013, net cash provided by financing activities decreased by $15 million when compared to the same period in 2012 primarily due to an increase of $5 million in principal payments on our term loan, an increase in payments of minimum withholding taxes related to net share settlement of equity awards of $2 million, a reduction in proceeds from the exercise of our stock options of $2 million and a $15 million repayment of our outstanding borrowings on our Chinese Credit Facilities. This was offset a $10 million repayment of our outstanding borrowing on our Revolving Credit Facility in 2012 that did not reoccur in 2013.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2012. (Refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed on February 15, 2013 for the year ended December 31, 2012.)

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There has been no material change in our market risk profile during the three months ended March 31, 2013. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 which could materially affect our business, financial condition or future results. During the quarter ended March 31, 2013, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2013, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

As set forth in the table below, we did not repurchase any shares of our common stock during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	—	—	$250,000,000
February 1 to February 28	—	—	—	$250,000,000
March 1 to March 31	—	—	—	$250,000,000

Total	—		—

(1)	These amounts include fees and commissions associated with the share repurchase.
(2)	In February 2013, we announced that our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. We intend to use available cash and future cash from operations to fund repurchases under the share repurchase program. The repurchase program has no expiration but may be suspended or terminated by the Board of Directors at any time. The Executive Committee of our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the company and its stockholders.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Amendment No. 1 to the Amended and Restated By-Laws of TripAdvisor, Inc.		8-K	001-35362		February 12, 2013

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) Unaudited Consolidated Statements of Operations, (ii) Unaudited Consolidated Statements of Comprehensive Income, (iii) Unaudited Consolidated Balance Sheets, (iv) Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Consolidated Financial Statements.

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.

By:	/S/ JULIE M.B. BRADLEY
Julie M.B. Bradley
Chief Financial Officer

May 9, 2013