Form 10-Q
period 2013-06-30
TripAdvisor, Inc.
filed 2013-07-24
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at July 18, 2013
Common Stock, $0.001 par value per share	130,185,554 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended June 30, 2013

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$192,615	$141,408	$362,023	$273,535
Related-party revenue from Expedia	54,322	55,740	114,833	107,328

Total revenue	246,937	197,148	476,856	380,863
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	4,284	2,926	7,928	5,660
Selling and marketing (2)	82,574	64,243	161,865	131,632
Technology and content (2)	31,903	21,574	60,718	39,415
General and administrative (2)	25,552	18,252	47,985	34,506
Depreciation	6,876	4,715	13,200	8,996
Amortization of intangible assets	1,630	1,760	2,739	3,599

Total costs and expenses	152,819	113,470	294,435	223,808

Operating income	94,118	83,678	182,421	157,055
Other income (expense):

Interest expense, net	(2,066)	(2,405)	(4,472)	(5,337)
Other, net	(2,150)	(4,539)	(3,611)	(3,843)

Total other expense, net	(4,216)	(6,944)	(8,083)	(9,180)

Income before income taxes	89,902	76,734	174,338	147,875
Provision for income taxes	(22,914)	(23,569)	(45,051)	(46,539)

Net income	66,988	53,165	129,287	101,336
Net (income) loss attributable to noncontrolling interests	—	(146)	—	(206)

Net income attributable to TripAdvisor, Inc.	$66,988	$53,019	$129,287	$101,130

Earnings Per Share attributable to TripAdvisor, Inc.:
Basic	$0.47	$0.38	$0.90	$0.74
Diluted	$0.46	$0.37	$0.89	$0.73
Weighted Average Common Shares Outstanding:
Basic	143,531	139,278	143,297	136,516
Diluted	145,664	141,737	145,160	138,947

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$255	$182	$411	$364
Amortization of website development costs included in depreciation	4,630	2,979	8,787	5,692

	$4,885	$3,161	$9,198	$6,056
(2) Includes stock-based compensation as follows:
Selling and marketing	$2,244	$923	$4,559	$2,001
Technology and content	$4,024	$2,426	$10,422	$3,938
General and administrative	$3,940	$3,419	$8,838	$5,521

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$66,988	$53,165	$129,287	$101,336
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	95	(1,196)	(3,561)	231
Available-for-sale investments:
Change in net unrealized gain (loss)	(593)	—	(545)	—
Less: reclassification adjustment for gains (losses) included in net income	—	—	—	—

Net change (net of tax effect of $404 and $372)	(593)	—	(545)	—

Total other comprehensive income (loss), net of tax	(498)	(1,196)	(4,106)	231

Comprehensive income	66,490	51,969	125,181	101,567
Less: Comprehensive (income) loss attributable to noncontrolling interests	—	(146)	—	(206)

Comprehensive income attributable to TripAdvisor, Inc.	$66,490	$51,823	$125,181	$101,361

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$200,058	$367,515
Short-term marketable securities (note 4)	196,037	118,970
Accounts receivable, net of allowance of $2,918 and $2,818 at June 30, 2013 and December 31, 2012, respectively	137,981	81,459
Receivable from Expedia, Inc., net (note 14)	35,239	23,971
Taxes receivable	18,072	24,243
Deferred income taxes, net	7,026	5,971
Prepaid expenses and other current assets	17,059	10,365

Total current assets	611,472	632,494

Long-term marketable securities (note 4)	219,865	99,248
Property and equipment, net	54,601	43,802
Deferred income taxes, net	1,050	502
Other long-term assets	14,460	13,274
Intangible assets, net (note 7)	52,122	38,190
Goodwill (note 7)	502,015	471,684

TOTAL ASSETS	$1,455,585	$1,299,194

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,153	$12,796
Deferred merchant payables (note 2)	31,251	1,303
Deferred revenue	42,416	31,563
Credit facility borrowings (note 5)	24,633	32,145
Borrowings, current (note 5)	40,000	40,000
Taxes payable	12,006	14,597
Accrued expenses and other current liabilities (note 8)	81,840	63,236

Total current liabilities	241,299	195,640

Deferred income taxes, net	8,064	11,023
Other long-term liabilities	34,263	25,563
Borrowings, net of current portion (note 5)	320,000	340,000

Total Liabilities	603,626	572,226

Commitments and Contingencies (note 9)

Stockholders’ equity:
Preferred stock $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock $0.001 par value	131	130
Authorized shares: 1,600,000,000
Shares issued: 131,127,919 and 130,060,138
Shares outstanding: 130,452,919 and 130,060,138
Class B common stock $0.001 par value	13	13
Authorized shares 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	573,472	531,256
Retained earnings	325,725	196,438
Accumulated other comprehensive loss	(4,975)	(869)
Treasury stock—Common stock, at cost, 675,000 and 0 shares, at June 30, 2013 and December 31, 2012 respectively	(42,407)	—

Total stockholders’ equity	851,959	726,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,455,585	$1,299,194

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(In thousands, except share data)

	Common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2012	130,060,138	$130	12,799,999	$13	$531,256	$196,438	$(869)	—	$—	$726,968

Net income attributable to TripAdvisor, Inc.						129,287				129,287
Currency translation adjustments							(3,561)			(3,561)
Unrealized gain on marketable securities, net of tax							(545)			(545)

Issuance of common stock related to exercise of options and vesting of RSUs	1,067,781	1			19,847					19,848
Repurchase of common stock								(675,000)	(42,407)	(42,407)
Tax benefits on equity awards					4,852					4,852
Minimum withholding taxes on net share settlements of equity awards					(5,534)					(5,534)
Stock-based compensation expense					23,051					23,051

Balance as of June 30, 2013	131,127,919	$131	12,799,999	$13	$573,472	$325,725	$(4,975)	(675,000)	$(42,407)	$851,959

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2013	2012
Operating activities:
Net income	$129,287	$101,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	13,200	8,996
Stock-based compensation	23,819	11,460
Amortization of intangible assets	2,739	3,599
Amortization of deferred financing costs	401	475
Amortization of discounts and premiums on marketable securities, net	2,637	—
Deferred tax benefit	(3,976)	(74)
Excess tax benefits from stock-based compensation	(5,242)	(2,011)
Provision (recovery) for doubtful accounts	656	(1,300)
Foreign currency transaction (gains) losses, net	2,539	2,323
Other, net	570	509
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(55,685)	(27,455)
Related parties	(11,273)	(34,356)
Taxes receivable	6,171	(5,950)
Prepaid expenses and other assets	(6,884)	(1,879)
Accounts payable	(4,831)	7,268
Deferred merchant payables	15,535	900
Taxes payable	11,905	4,128
Accrued expenses and other liabilities	3,983	15,940
Deferred revenue	7,736	7,568

Net cash provided by operating activities	133,287	91,477
Investing activities:
Acquisitions, net of cash acquired	(31,576)	—
Capital expenditures, including internal-use software and website development	(23,598)	(13,249)
Purchases of marketable securities	(346,593)	—
Sales of marketable securities	68,053	—
Maturities of marketable securities	76,929	—
Proceeds from Expedia, Inc. related to Spin-Off	—	7,028
Other, net	350	—

Net cash used in investing activities	(256,435)	(6,221)
Financing activities:
Repurchase of common stock	(34,115)	—
Proceeds from credit facilities	6,701	7,627
Payments on credit facilities	(14,728)	(10,000)
Principal payments on long-term debt	(20,000)	(10,000)
Proceeds from exercise of stock options and warrants	19,847	225,769
Payment of minimum withholding taxes on net share settlements of equity awards	(5,534)	(3,035)
Excess tax benefits from stock-based compensation	5,242	2,011

Net cash (used) provided by financing activities	(42,587)	212,372
Effect of exchange rate changes on cash and cash equivalents	(1,722)	(2,919)

Net (decrease) increase in cash and cash equivalents	(167,457)	294,709
Cash and cash equivalents at beginning of year	367,515	183,532

Cash and cash equivalents at end of period	$200,058	$478,241

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

Our common stock trades on the NASDAQ under the trading symbol “TRIP.”

Description of Business

TripAdvisor is an online travel company, empowering users to plan and have the perfect trip. TripAdvisor’s travel research platform aggregates reviews and opinions of members about destinations, accommodations (hotels, bed and breakfasts, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 29 countries, including in China under the brand daodao.com. Beyond travel-related content, TripAdvisor websites also include links to the websites of our travel advertisers allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we manage and operate 20 other travel media brands: www.airfarewatchdog.com, www.bookingbuddy.com, www.cruisecritic.com, www.everytrail.com, www.familyvacationcritic.com, www.flipkey.com, www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.independenttraveler.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.virtualtourist.com, www.whereivebeen.com, and www.kuxun.cn, connected by the common goal of providing comprehensive travel planning resources across the travel sector. We derive substantially all of our revenue from advertising, primarily through click-based advertising and display-based advertising sales. In addition, we earn revenue through a combination of subscription-based offerings from our Business Listings and Vacation Rental products, transaction revenue from selling room nights on our transactional sites, and other revenue including licensing our content to third-parties. We have one reportable segment: TripAdvisor. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles, or GAAP, for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles for complete periods have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012 in our Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements and related financial disclosures have been presented on a consolidated basis.

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

Certain of our subsidiaries that operate in China have variable interests in affiliated entities in China in order to comply with Chinese laws and regulations, which restrict foreign investment in Internet content provision businesses. Although we do not own the capital stock of some of our Chinese affiliates, we consolidate their results as we are the primary beneficiary of the cash losses or profits of these variable interest affiliates and have the power to direct the activities of these affiliates. Although we currently operate at a loss in the Chinese market our variable interest entities are not material for all periods presented.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Deferred Merchant Payables

We receive cash from travelers at the time of booking related to our transaction-based businesses and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay after the travelers’ use and subsequent billing from the hotel or vacation rental owners. Therefore, we receive cash from the traveler prior to paying the hotel and vacation rental owners, and this operating cycle represents a working capital source of cash to us. As long as our transaction-based businesses grow, we expect that changes in working capital related to these transactions will positively impact operating cash flows. As of June 30, 2013, our deferred merchant payables balance was $31.3 million and the related transactions generated positive operating cashflow of $15.5 million during the six months ended June 30, 2013. A payable balance of $14.5 million was acquired with our business acquisitions during the three months ended June 30, 2013. For additional information on our business acquisitions refer to “Note 6—Acquisitions” below. The deferred merchant payables balance at December 31, 2012 was $1.3 million.

There have been no material changes or other additions to our significant accounting policies since December 31, 2012. For additional information about our critical accounting policies and estimates, refer to “Note 2—Significant Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

For the three and six months ended June 30, 2013, we recognized total stock-based compensation expense of $10.2 million and $23.8 million, respectively. The total income tax benefit related to stock-based compensation expense was $4.0 million and $9.3 million for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2012, we recognized total stock-based compensation expense of $6.8 million and $11.5 million, respectively. The total income tax benefit related to stock-based compensation expense was $2.5 million and $4.0 million for the three and six months ended June 30, 2012, respectively.

TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan, As Amended

On December 20, 2011, our 2011 Stock and Annual Incentive Plan became effective. At our annual meeting of stockholders held on June 28, 2013 (the “Annual Meeting”), our stockholders approved an amendment to our 2011 Stock and Annual Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance thereunder by 15,000,000 shares. We refer to our 2011 Stock and Annual Incentive Plan, as amended by the amendment as the “2011 Incentive Plan.” A summary of the material terms of the 2011 Incentive Plan can be found in “Proposal 3: Approval of The 2011 Stock and Annual Incentive Plan, as amended” in our Proxy Statement on Schedule 14A for the Annual Meeting. The summary of the material terms of the 2011 Incentive Plan is qualified in its entirety by the full text of the 2011 Incentive Plan and the first amendment thereto, which are included in this Quarterly Report on Form 10-Q as Exhibits 4.2 and 4.1, respectively.

2013 Stock Option Activity

The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Stock options granted during the first six months of 2013 have a term of ten years from the date of grant and generally vest over a four-year service period.

During the six months ended June 30, 2013, we granted 1,561,789 primarily service-based stock options under the 2011 Incentive Plan with a weighted average grant-date fair value per option of $23.15. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of generally four years on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change which also impacts the amount of stock compensation expense to be recognized in future periods.

A summary of the status and activity for stock option awards relating to our common stock for the six months ended June 30, 2013, is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1, 2013	8,654	$31.41
Granted	1,562	46.35
Exercised	875	22.69		$26,740
Cancelled	321	36.23

Options outstanding at June 30, 2013	9,020	$34.67	6.0	$236,321

Exercisable as of June 30, 2013	3,756	$29.03	3.5	$119,593

Vested and expected to vest after June 30, 2013	8,439	$34.12	6.0	$223,343

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of June 28, 2013 was $60.87.

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

The fair value of stock option grants under the 2011 Incentive Plan has been estimated at the date of grant using the Black–Scholes model with the following weighted average assumptions for the periods presented below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Risk free interest rate	1.07%	1.05%	1.07%	1.05%
Expected term (in years)	6.25	6.21	6.25	6.21
Expected volatility	51.82%	53.34%	51.73%	53.34%
Expected dividend yield	0%	0%	0%	0%

2013 RSU Activity

During the six months ended June 30, 2013, we granted 994,293 primarily service-based RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock at the date of grant. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of generally four years on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

The following table presents a summary of RSU activity on our common stock:

	RSUs Outstanding	Weighted Average Grant- Date Fair Value Per Share
	(in thousands)
Unvested RSUs outstanding as of January 1, 2013	446	$26.11
Granted	994	47.05
Vested and released (1)	306	22.01
Cancelled	40	41.23

Unvested RSUs outstanding as of June 30, 2013	1,094	$45.13

(1)	Inclusive of 117,403 RSUs withheld to satisfy employee minimum tax withholding requirements using net shares settlement method. Total payments for the employees’ tax obligations to the taxing authorities were $5.5 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. RSUs that are withheld to satisfy employee minimum tax withholding requirements remain in the authorized but unissued pool under the 2011 Incentive Plan.

A summary of the unrecognized compensation expense, net of estimated forfeitures, and the weighted average period remaining at June 30, 2013 related to our non-vested stock options and RSU awards is presented below (in thousands, except year information):

	Stock Options	RSUs
Unrecognized compensation expense (net of forfeitures)	$77,179	$32,234
Weighted average period remaining (in years)	2.89	3.51

All shares of common stock issued in respect of the exercise of options or other equity awards since Spin-Off have been issued from authorized, but unissued common stock.

NOTE 4: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$154,775	$—	$—	$154,775	$154,775	$—	$—
Level 1:
Money market funds	10,963	—	—	10,963	10,963	—	—

Subtotal	10,963	—	—	10,963	10,963	—	—

Level 2:
U.S. agency securities	79,048	11	(126)	78,933	—	29,375	49,558
U.S. treasury securities	49,616	—	(1)	49,615	34,320	15,295	—
Certificates of deposit	23,701	28	—	23,729	—	21,127	2,602
Commercial paper	15,492	4	—	15,496	—	15,496	—
Corporate securities	278,457	16	(1,023)	277,450	—	109,745	167,705
Municipal securities	5,001	—	(2)	4,999	—	4,999	—

Subtotal	451,315	59	(1,152)	450,222	34,320	196,037	219,865

Total	$617,053	$59	$(1,152)	$615,960	$200,058	$196,037	$219,865

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$141,460	$—	$—	$141,460	$141,460	$—	$—
Level 1:
Money market funds	215,052	—	—	215,052	215,052	—	—

Subtotal	215,052	—	—	215,052	215,052	—	—

Level 2:
U.S. agency securities	13,634	4	(3)	13,635	—	7,635	6,000
Commercial paper	48,710	15	(22)	48,703	9,999	38,704	—
Corporate securities	162,050	12	(180)	161,882	1,004	67,630	93,248
Municipal securities	5,003	—	(2)	5,001	—	5,001	—

Subtotal	229,397	31	(207)	229,221	11,003	118,970	99,248

Total	$585,909	$31	$(207)	$585,733	$367,515	$118,970	$99,248

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at June 30, 2013.

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

There were no material realized gains or losses related to sales of our marketable securities for the three and six months ended June 30, 2013 and 2012.

As of June 30, 2013, we have marketable securities with a total fair value of $332.5 million in a total gross unrealized loss position of $1.2 million. We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature and do not consider any of our investments other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s cost basis. During the six months ended June 30, 2013 and 2012, we did not recognize any impairment charges. We did not have any investments in marketable securities that were in a continuous unrealized loss position for 12 months or greater at June 30, 2013 or December 31, 2012.

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

Our current forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries. We recorded a net loss of $0.1 million and a net gain of $0.7 million for the three and six month periods ended June 30, 2013, respectively, related to our forward contracts in our consolidated statement of operations in Other, net. The net cash received or paid related to our derivative instruments are classified as operating in our consolidated statements of cash flows, which is based on the objective of the derivative instruments. No derivative instruments were entered into or settled during the three and six months ended June 30, 2012.

The following tables show the fair value and notional principal amounts of our outstanding or unsettled derivative instruments that are not designated as hedging instruments (in thousands):

	Balance Sheet Caption	June 30, 2013
		Fair Value of Derivative (2)		U.S. Dollar Notional
		Asset	Liability

Foreign exchange-forward contracts (current)	Accrued and other current liabilities (1)	$—	$1	$23,042

	Balance Sheet Caption	December 31, 2012
		Fair Value of Derivative (2)		U.S. Dollar Notional
		Asset	Liability

Foreign exchange-forward contracts (current)	Accrued and other current liabilities (1)	$—	$64	$2,710

(1)	Derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. dollar.
(2)	The fair value of our derivatives are measured using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets.

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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, related party receivables, trade payables, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our consolidated balance sheets as of June 30, 2013 and December 31, 2012. The carrying value of the long-term borrowings outstanding on our Credit Agreement bears interest at a variable rate and therefore is also considered to approximate fair value.

We did not have any Level 3 assets or liabilities for the periods ended June 30, 2013 and December 31, 2012.

NOTE 5: DEBT

Term Loan Facility Due 2016 and Revolving Credit Facility

Overview

On December 20, 2011, in connection with the Spin-Off, we entered into a credit agreement, dated as of December 20, 2011, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent (this credit agreement, together with all exhibits, schedules, annexes, certificates, assignments and related documents contemplated thereby, is referred to herein as the “Credit Agreement”), which provides $600 million of borrowing including:

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

As of June 30, 2013, we are using a one-month interest period Eurocurrency spread, which is approximately 2.0% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal is currently repayable in quarterly installments on the last day of each calendar quarter equal to 2.5% of the original principal amount with the balance due on the final maturity date. Principal payments aggregating $20 million were made during the six months ended June 30, 2013.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of June 30, 2013, there are no outstanding borrowings under our Revolving Credit Facility. During the three and six months ended June 30, 2013, we recorded total interest and commitment fees on our Credit Agreement of $2.0 million and $4.1 million, respectively, to interest expense on our consolidated statement of operations. During the three and six months ended June 30, 2012, we recorded total interest and commitment fees on our Credit Agreement of $2.1 million and $4.4 million, respectively, to interest expense on our consolidated statements of operations. All unpaid interest and commitment fee amounts as of June 30, 2013 and December 31, 2012 were not material.

Total outstanding borrowings under the Credit Agreement consist of the following (in thousands):

June 30, 2013
Short-Term Debt:
Revolving Credit Facility	$—
Term Loan	40,000

Total Short-Term Borrowings	$40,000

Long-Term Debt:
Term Loan	$320,000

Total Long-Term Borrowings	$320,000

The remaining future minimum principal payment obligations due under the Credit Agreement related to our Term Loan is as follows as of June 30, 2013 (in thousands):

Payment Amount
2013 (remaining six months)	$20,000
2014	$40,000
2015	$40,000
2016	$260,000

Total	$360,000

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

Covenants

The Credit Agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum cash interest coverage ratio, and contain certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under Credit Agreement and all actions permitted to be taken by a secured creditor.

As of June 30, 2013 we believe we are in compliance with all of our debt covenants.

The full text of the Credit Agreement is incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K for the year ending December 31, 2012.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of June 30, 2013 and December 31, 2012, we had $24.6 million and $32.1 million of short-term borrowings outstanding, respectively.

Certain of our Chinese subsidiaries entered into a RMB 138,600,000 (approximately $22 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no-specific expiration period. During the third quarter of 2012, this credit line was increased to RMB 189,000,000 (approximately $30 million). During the six months ended June 30, 2013, we made a payment inclusive of interest of RMB 68,283,570 (approximately $10.9 million). We currently have $11.3 million of outstanding borrowings from the Chinese Credit Facility—BOA as of June 30, 2013. Our Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate and was 5.6% as of June 30, 2013.

In addition, during April 2012, certain of our Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). This credit facility was renewed for an additional year in April 2013. During the six months ended June 30, 2013, we made a payment inclusive of interest of RMB 24,281,546 (approximately $3.9 million). We currently have $13.3 million of outstanding borrowings from the Chinese Credit Facility—JPM as of June 30, 2013. Our Chinese Credit Facility—JPM currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate and was 5.6% as of June 30, 2013.

NOTE 6: ACQUISITIONS

During the six months ended June 30, 2013, we completed five acquisitions for total cash consideration paid of $31.6 million, net of cash acquired. The total cash consideration is subject to adjustment based on the finalization of working capital adjustments and amounts retained with payment subject to certain indemnification obligations by the respective sellers for our benefit in future periods. We acquired TinyPost, the developer of a product that enables users to write over photos and turn them into stories, Jetsetter, a members-only private sale site for hotel bookings, CruiseWise, a cruise research and planning site, Niumba, a Spain-based vacation rental site, and GateGuru, a mobile app with flight and airport information around the world, all of which complement our existing brands in those areas of the travel ecosystem. The total purchase price of these acquisitions, all of which were accounted for as purchases of businesses under the acquisition method, have been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. The purchase price allocation of our 2013 acquisitions are preliminary and subject to revision as more information becomes available, but in any case will not be revised beyond 12 months after the acquisition date and any change to the fair value of net liabilities acquired will lead to a corresponding change to the purchase price allocable to goodwill. Acquisition-related costs were expensed as incurred and were not significant.

The following table presents the purchase price allocations initially recorded on our consolidated balance sheet on June 30, 2013 for all 2013 acquisitions (in thousands):

Total
Net liabilities (1)	$(14,195)
Goodwill (2)	34,137
Intangible assets (3)	16,944
Deferred tax liability	(1,352)

Total purchase price consideration (4)	$35,534

(1)	Includes cash acquired of $2.9 million.
(2)	The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in these transactions is primarily attributable to expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces. Goodwill in the amount of $18.1 million is expected to be deductible for tax purposes.
(3)	Identifiable definite-lived intangible assets were comprised of developed technology of $1.6 million, trade names of $7.0 million, customer relationships of $7.9 million, and non-compete agreements of $0.4 million. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the companies was 8.3 years, which will be amortized on a straight-line basis over their estimated useful lives.
(4)	Subject to adjustment based on (i) final working capital adjustment calculations, and (ii) indemnification obligations of the acquired company stockholders.

Our consolidated financial statements include the operating results of all acquired businesses from the date of each acquisition. Pro forma results of operations for all 2013 acquisitions have not been presented as the financial impact to our consolidated financial statements both individually and in aggregate, are not material. There were no acquisitions completed during the six months ended June 30, 2012.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

The change in goodwill for the six months ended June 30, 2013 consists of the following (in thousands):

Total
Balance at December 31, 2012	$471,684

Additions (1)	34,137
Purchase accounting adjustments (2)	(872)
Foreign exchange translation adjustments	(2,934)

Balance at June 30, 2013	$502,015

(1)	The additions to goodwill relate to our business acquisitions. See “Note 6—Acquisitions,” above for further information.
(2)	Purchase price allocation adjustment is related to our 2012 acquisition.

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Intangible assets with definite lives	$37,790	$21,382
Less: accumulated amortization	(15,968)	(13,492)

Intangible assets with definite lives, net	21,822	7,890
Intangible assets with indefinite lives	30,300	30,300

	$52,122	$38,190

The following table presents the components of our intangible assets with definite lives:

		June 30, 2013			December 31, 2012
	Weighted Ave Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)			(In thousands)
Trade names and trademarks	8.1	$21,217	$(10,384)	$10,833	$14,431	$(9,029)	$5,402
Subscriber relationships	6.3	13,311	(4,270)	9,041	5,617	(3,511)	2,106
Technology and other	2.6	3,262	(1,314)	1,948	1,334	(952)	382

Total	6.8	$37,790	$(15,968)	$21,822	$21,382	$(13,492)	$7,890

Intangible assets with definite lives are amortized on a straight-line basis. The estimated amortization expense for intangible assets with definite lives for the remainder of 2013, the annual expense for the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets, is expected to be as follows (in thousands):

2013 (remaining six months)	$2,871
2014	4,553
2015	2,674
2016	2,177
2017	2,017
2018	2,017
2019 and thereafter	5,513

Total	$21,822

NOTE 8: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Accrued salary, bonus, and related benefits	$26,598	$29,438
Accrued marketing costs	19,251	11,941
Accrued charitable foundation payments	4,252	6,757
Accrued treasury share purchases	8,292	—
Other	23,447	15,100

Total accrued expenses and other current liabilities	$81,840	$63,236

NOTE 9: COMMITMENTS AND CONTINGENCIES

Office Lease Commitments

On June 20, 2013, TripAdvisor LLC (“TA LLC”), our indirect, wholly owned subsidiary, entered into a lease (the “Lease”), with Normandy Gap-V Needham Building 3, LLC, as landlord (the “Landlord”). Pursuant to the Lease, the Landlord will build an approximately 280,000 square foot rental building in Needham, Massachusetts (the “Premises”), and thereafter lease the Premises to TA LLC as TripAdvisor’s new corporate headquarters for an initial term of 15 years and 7 months. If the Landlord fails to deliver the Premises according to the schedule, subject to certain conditions, TA LLC may be entitled to additional free rent, or in extreme cases, a right to terminate the Lease. Under the Lease, TA LLC is required to pay an initial base rent of $33.00 per square foot per year, increasing to $34.50 per square foot by the final year of the initial term, as well as all real estate taxes and other building operating costs.

The aggregate future minimum lease payments are $143.5 million and are currently scheduled to be paid, beginning in November 2015, as follows: $1.1 million for 2015, $9.3 million for 2016, $9.3 million for 2017, and $123.9 million for 2018 and thereafter. The Lease has escalating rental payments and initial periods of free rent and therefore the effects of variable rent payments will be expensed on a straight-line basis over the life of the Lease in accordance with GAAP. All real estate taxes and other building operating costs paid during the term of the Lease will be expensed as incurred. TA LLC is also obligated to deliver a letter of credit to the Landlord in the amount of $0.8 million as security deposit, which amount is subject to increase under certain circumstances. Subject to certain conditions, TA LLC has certain rights under the Lease, including rights of first offer to lease additional space or to purchase the Premises if the Landlord elects to sell. TA LLC also has an option to extend the term of the Lease for two consecutive terms of five years each.

In connection with the Lease, on June 20, 2013, TripAdvisor entered into a Guaranty (the “Guaranty”), pursuant to which TripAdvisor provides full payment and performance guaranty for all of TA LLC’s obligations under the Lease.

The full text of the Lease and the Guaranty are filed with this Quarterly Report on Form 10-Q as Exhibits 10.1 and 10.2, respectively.

The following table presents our estimated future minimum rental payments under all operating leases with non-cancelable lease terms having initial terms in excess of one year as of June 30, 2013 (in thousands):

Total Payments
2013 (remaining six months)	$5,125
2014	8,494
2015	5,774
2016	10,598
2017	10,598
2018 and thereafter	130,008

Total (1)	$170,597

(1)	Excludes spending on anticipated leasehold improvements on our Needham, Massachusetts lease, including design, development, construction costs, the purchase and installation of equipment, and receipt of related Landlord incentives which we estimate will begin in October 2014.

There have been no other material changes to our commitments and contingencies since December 31, 2012. (Refer to “Note 12—Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.)

Legal Proceedings

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Rules of the U.S. Securities and Exchange Commission require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that the Company and its subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

NOTE 10: INCOME TAXES

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

Our effective tax rate for the three and six months ended June 30, 2013 was 25.5% and 25.8%, respectively. Our effective tax rate for the three and six months ended June 30, 2012 was 30.7% and 31.5%, respectively. For the three and six months ended June 30, 2013, the effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The decrease in the effective tax rate for 2013 compared to the 2012 rate was primarily due to an increase in earnings in jurisdictions outside the United States as well as an internal restructuring that occurred during the fourth quarter of 2012. This restructuring was undertaken within our non-US operations to align our global structure for more efficient treasury management and global cash deployment.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of June 30, 2013, accrued interest is $0.8 million, net of federal benefit, and no penalties have been accrued. We do not anticipate any material releases in the next twelve months.

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

As of June 30, 2013, the Company’s tax years for 2009 through 2012 are subject to examination by the tax authorities in the United States, various states, and foreign jurisdictions. By virtue of previously filed consolidated income tax returns filed with Expedia, we are routinely under audit. We are currently under an IRS audit for the 2009 and 2010 tax years, and have various ongoing state income tax audits. As of June 30, 2013, no material assessments have resulted from these audits. These audits include questioning the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns. We are no longer subject to tax examinations by tax authorities for years prior to 2005.

NOTE 11: STOCKHOLDERS’ EQUITY

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share on most matters. Holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% percent of the total number of directors, rounded up to the next whole number, which was two directors as of June 30, 2013. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of TripAdvisor the holders of both classes of common stock have equal rights to receive all the assets of TripAdvisor after the rights of the holders of the preferred stock have been satisfied. There were 131,127,919 and 130,452,919 shares of common stock issued and outstanding, respectively, at June 30, 2013 and 12,799,999 shares of Class B common stock issued and outstanding at June 30, 2013.

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. At June 30, 2013, no preferred shares had been issued.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is primarily comprised of accumulated foreign currency translation adjustments, as follows (in thousands):

	June 30, 2013	December 31, 2012
Net unrealized loss on securities, net of tax (1)	$(649)	$(104)
Cumulative foreign currency translation adjustments (2)	(4,326)	(765)

Total accumulated other comprehensive loss	$(4,975)	$(869)

(1)	Net of unrealized tax benefits of $0.4 million and $0.1 million at June 30, 2013 and December 31, 2012, respectively.
(2)	Our foreign subsidiary earnings are considered indefinitely reinvested; therefore; deferred taxes are not provided on foreign currency translation adjustments.

Treasury Stock

On February 15, 2013, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. We intend to use available cash and future cash from operations to fund repurchases under the share repurchase program. The repurchase program has no expiration but may be suspended or terminated by the Board of Directors at any time. The Executive Committee of our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the Company and its stockholders.

During the six month period ended June 30, 2013, we repurchased 675,000 shares of outstanding common stock under the share repurchase program at an aggregate cost of $42.4 million, of which $8.3 million remains payable at June 30, 2013. As of June 30, 2013, we have a remaining amount from the authorized share repurchase program granted by the Board of Directors of $207.6 million to repurchase shares of our common stock.

Dividends

During the period January 1, 2013 through June 30, 2013, our Board of Directors did not declare any dividends on our outstanding common stock.

NOTE 12: SEGMENT INFORMATION

We have one reportable segment: TripAdvisor. We determined our segment based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance. Our primary operating metric for evaluating segment performance is Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other (income) expense, net; (3) depreciation of property and equipment, including internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation; and (6) non-recurring expenses. Such amounts are detailed in our segment reconciliation below. In addition, please see our discussion of Adjusted EBITDA in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

The following table is a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Adjusted EBITDA	$112,832	$96,921	$222,179	$181,110
Depreciation (1)	(6,876)	(4,715)	(13,200)	(8,996)
Amortization of intangible assets	(1,630)	(1,760)	(2,739)	(3,599)
Stock-based compensation	(10,208)	(6,768)	(23,819)	(11,460)
Other expense, net	(4,216)	(6,944)	(8,083)	(9,180)
Provision for income taxes	(22,914)	(23,569)	(45,051)	(46,539)

Net income	$66,988	$53,165	$129,287	$101,336

(1)	Includes amortization of internal use software and website development costs.

NOTE 13: EARNINGS PER SHARE

Basic Earnings Per Share

We compute basic earnings per share by dividing net income attributable to TripAdvisor by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2013 and 2012, we computed the weighted average number of common shares outstanding during the period using the total of common stock and Class B common stock outstanding as of December 31, 2012 and 2011, respectively, plus the weighted average of any additional shares issued and outstanding during the three and six months ended June 30, 2013 and 2012, respectively.

Diluted Earnings Per Share

We compute diluted earnings per share by dividing net income attributable to TripAdvisor by the sum of the weighted average number of common and common equivalent shares outstanding during the period. For the three and six months ended June 30, 2013 and 2012, we computed the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of common equivalent shares related to stock options and stock warrants and the vesting of restricted stock units using the treasury stock method during the three and six months ended June 30, 2013 and 2012, respectively, and (iii) if dilutive, performance based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating diluted earnings per share (in thousands, except for per share information):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to TripAdvisor	$66,988	$53,019	$129,287	$101,130
Denominator:
Weighted average shares used to compute Basic EPS	143,531	139,278	143,297	136,516
Weighted average effect of dilutive securities:
Stock options	1,940	1,394	1,671	1,263
RSUs	193	100	192	147
Stock warrants	—	965	—	1,021

Weighted average shares used to compute Diluted EPS	145,664	141,737	145,160	138,947

Basic EPS	$0.47	$0.38	$0.90	$0.74
Diluted EPS	$0.46	$0.37	$0.89	$0.73

The following potential common shares related to stock options and RSUs were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013 (1)	2012 (2)	2013 (1)	2012 (2)
Stock options	1,741	3,901	3,159	2,861
RSUs	48	—	24	30

Total	1,789	3,901	3,183	2,891

(1)	These totals do not include 210,000 performance based options and 44,000 performance based RSUs representing the right to acquire 254,000 shares of common stock for which all targets required to trigger vesting have not been achieved as of June 30, 2013; therefore, such awards were excluded from the calculation of weighted average shares used to compute diluted earnings per share for those reporting periods.
(2)	These totals do not include performance based RSUs representing the right to acquire 400,000 shares of common stock for which all targets required to trigger vesting had not been achieved as of June 30, 2012; therefore, such awards were excluded from the calculation of weighted average shares used to compute diluted earnings per share for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 14: RELATED PARTY TRANSACTIONS

Expedia

Subsequent to the Spin-Off, we remained a related party with Expedia due to common ownership or Liberty Interactive Corporation’s ownership of Expedia stock, as applicable, and continue to work together pursuant to various commercial agreements between subsidiaries of TripAdvisor, on the one hand, and subsidiaries of Expedia, on the other hand.

Related-party revenue from Expedia was $54.3 million and $114.8 million for the three and six months ended June 30, 2013, respectively, and was $55.7 million and $107.3 million for the three and six months ended June 30, 2012, respectively, which primarily consists of click-based advertising and other advertising services provided to Expedia and its subsidiaries and is recorded at contract value, which we believe is a reasonable reflection of the value of the services provided. Related-party revenue represented 22.0% and 24.1% of our total revenue for the three and six months ended June 30, 2013, respectively, and 28.3% and 28.2% of our total revenue for the three and six months ended June 30, 2012, respectively. Other related-party operating expenses which were included within selling and marketing expense were $1.4 million and $3.2 million for the three and six months ended June 30, 2013, respectively, and were $1.8 million and $3.5 million for the three and six months ended June 30, 2012, respectively, which primarily consisted of marketing expense for exit windows. The net related party receivable balances with Expedia reflected in our consolidated balance sheets as of June 30, 2013 and December 31, 2012 were $35.2 million and $24.0 million, respectively.

Liberty Interactive Corporation

As of June 30, 2013, Liberty Interactive Corporation, or Liberty, beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 13.9% of the outstanding shares of common stock and 100% of the outstanding shares of Class B Common Stock. Assuming the conversion of all of the Liberty’s shares of Class B common stock into common stock, Liberty would beneficially own 21.6% of the outstanding common stock (calculated in accordance with Rule 13d-3). Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, Liberty may be deemed to beneficially own equity securities representing approximately 56.5% of our voting power as of June 30, 2013.

We had no related party transactions with Liberty during the six months ended June 30, 2013 and 2012, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the U.S. Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We are the world’s largest online travel company, empowering users to plan and have the perfect trip. Our travel research platform aggregates reviews and opinions from our community about destinations, accommodations (including hotels, resorts, motels, B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. Our branded websites include tripadvisor.com in the United States and localized versions of the website in 29 other countries, including China under the brand daodao.com. Our TripAdvisor branded websites globally averaged more than 220 million monthly unique visitors for the quarter ended June 30, 2013, according to Google Analytics. We feature over 100 million reviews and opinions and we have built a base of approximately 53 million marketable members. Marketable members are members that have registered on our site and given us permission to email them. While we believe growth in marketable members increases user engagement and traffic to our site we do not consider it to be a key driver of our overall revenue. Beyond travel-related content, our websites also include links to the websites of our customers, including travel advertisers, allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we now manage and operate 20 other travel media brands: www.airfarewatchdog.com, www.bookingbuddy.com, www.cruisecritic.com, www.everytrail.com, www.familyvacationcritic.com, www.flipkey.com, www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.independenttraveler.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.virtualtourist.com, www.whereivebeen.com, and www.kuxun.cn, connected by the common goal of providing comprehensive travel planning resources across the travel sector.

For additional information about our portfolio of brands, see “Other Travel Brands and Websites” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Business Model

We derive substantially all of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of our revenue is generated through a combination of subscription-based offerings, selling room nights on our transactional sites, and other revenue including content licensing. For the six months ended June 30, 2013, we earned $362 million in revenue from click-based advertising, $56 million in revenue from display-based advertising and $59 million in revenue from subscription-based offerings, transaction revenue and other revenue.

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

•

Subscription-Based, Transaction and Other Revenue. We offer advertising via a subscription model that is sold for a flat fee per time period. Managed by our TripAdvisor for Business division, this advertising product, Business Listings, is currently offered to hotels, B&Bs and other specialty lodging properties and allows subscribers to list a website URL, email address and phone number on TripAdvisor-branded websites as well as to post special offers for travelers. Our Vacation Rentals product allows individual vacation property owners and property managers to pay a subscription fee or to use a new free-to-list option to list properties on our U.K.-based Holiday Lettings, U.S.-based FlipKey and our recently-acquired Spain-based Niumba websites, as well as on select TripAdvisor-branded websites. Other sources of revenue include selling room nights on our transactional sites, including our recently-acquired Jetsetter business and Tingo, as well as content licensing arrangements with third-party sites.

Executive Summary

Our financial results are currently principally dependent on our ability to drive our click-based advertising revenue. We continue to invest in areas of potential click-based revenue growth, including our social, mobile and global initiatives, while also focusing on growing both our subscription-based products, such as Vacation Rentals and Business Listings, and our transaction-based businesses. We have leveraged our position as the largest online travel company to become an important partner for online advertisers—including hotels, online travel agencies and other travel-related service providers—by providing our customers with access to our large audience of highly-qualified, highly-engaged users. The key drivers of our click-based and display-based advertising revenue are described below, as well as a summary of our key growth areas and the current trends impacting our business.

Key Drivers of Click-Based Advertising Revenue

For the three and six months ended June 30, 2013, 74% and 76%, respectively, of our total revenue came from our core CPC-based lead generation product. For the three and six months ended June 30, 2012, 77% and 78%, respectively, of our total revenue came from our CPC-based lead generation product. The key drivers of our click-based advertising revenue include the growth in monthly unique hotel shoppers and revenue per hotel shopper.

•

Hotel shoppers: Total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth. We track and analyze sub-segments of traffic and their correlation to revenue generation and utilize hotel shoppers as an indicator of revenue growth. We use the term “hotel shoppers” to refer to users who view a listing of hotels in a city or visitors who view a specific hotel page. Hotel shoppers tend to be seasonal and also tend to vary based on general economic conditions. Our number of hotel shoppers increased 41% for both the three and six month periods ended June 30, 2013, respectively, and increased 30% and 32% for the three and six months ended June 30, 2012, respectively, according to our log files.

•

Revenue per hotel shopper: Revenue per hotel shopper is a metric we use to analyze how effectively we are able to monetize hotel shoppers based on a combination of user conversion and pricing. User conversion is a measure of how many hotel shoppers ultimately click on a CPC link that generates revenue for us. User conversion on our site is primarily driven by three factors: merchandising, commerce coverage and choice. We define merchandising as the number and location of ads that are available on a page; we define commerce coverage as whether we have a client who can take an online booking for a particular property; and we define choice as the number of clients available for any given property, allowing the user to shop for the best price. Pricing is the effective CPC that online travel agencies and hoteliers are willing to pay us for a hotel shopper lead. Revenue per hotel shopper decreased 16% and 13% for the three and six months ended June 30, 2013, respectively, and decreased 8% for both the three and six month periods ended June 30, 2012, respectively.

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

Key Drivers of Display-Based Advertising Revenue

For the three and six months ended June 30, 2013, 13% and 12%, respectively, of our total revenue came from our display-based advertising product. The key drivers of our display-based advertising revenue include the growth in number of impressions, or the number of times an ad is displayed on our site, and the cost per thousand impressions, or CPM (or pricing). Our number of impressions increased 32% and 24% for the three and six months ended June 30, 2013, respectively, and increased 7% and 12% for the three and six months ended June 30, 2012, respectively, while pricing decreased 11% and 8% for the three and six months ended June 30, 2013, respectively, and increased 3% and 0% for the three and six months ended June 30, 2012, respectively.

Key Growth Areas

We continue to invest in areas of potential growth, including our social, mobile and global initiatives as well as our subscription-based products, such as Vacation Rentals and Business Listings.

Social. Our Wisdom of Friends initiative is a core component of our strategic growth plan; 76% of respondents to a recent Nielsen study cited “recommendations from people I know” as the information source that they trust most. We believe that having a strong social presence improves engagement on our sites and improves the sites’ “stickiness” amongst the users. As a result, we continue to deepen our integration with Facebook. As of June 30, 2013, and according to AppData, an independent application tracking traffic service, TripAdvisor has averaged nearly 38 million monthly Facebook users via its TripAdvisor Facebook application id. We offer these Facebook users a more personalized and social travel planning experience that enables travelers to engage first with their own Facebook friends’ reviews and opinions when planning their perfect trip on TripAdvisor.

Mobile. Mobile is an investment area that is geared towards creating a more complete user experience by reinforcing the TripAdvisor brand when users are in-market. In the quarter ended June 30, 2013, we saw strong mobile user uptake, as aggregate downloads of our TripAdvisor, City Guides, and SeatGuru mobile apps doubled year-over-year. Including downloads of Jetsetter and GateGuru, TripAdvisor reached 50 million downloads and average unique monthly visitors via smartphone and tablet devices grew 216% year-over-year from 25.0 million to 79.0 million for the quarter ended June 30, 2013, according to company logs. We believe that travelers will increasingly use mobile devices, including smartphones and tablets, to conduct travel research and planning.

Vacation Rentals. Our Vacation Rentals product addresses a highly-fragmented $85 billion per-year vacation rental industry, according to a 2010 Radius Global Market study. As of December 31, 2012, we had amassed over 300,000 properties, up more than 50% during the year, across our TripAdvisor Vacation Rentals, U.S.-based FlipKey, and U.K.-based Holiday Lettings, as well as through partnership agreements with other vacation rental businesses. We offer individual property owners and property managers the ability to list using a subscription-based fee structure or a free-to-list, commission-based option and we believe our highly-engaged and motivated user community creates a competitive advantage for us in this market.

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

Increasing Use of Internet and Social Media to Access Travel Information. Commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets. We believe that this trend will create strategic growth opportunities, allowing us to attract new consumers and develop unique and effective advertising solutions. Consumers are increasingly using online social media, such as Facebook, as a means to communicate and exchange information, including travel information and opinions. We have made significant efforts related to social networking in order to leverage the expanding use of this channel and enhance traffic diversification and user engagement. We are also continually adapting our user experience in response to a changing internet environment and usage trends. For example, in 2012 we invested in building and introducing to users hotel metasearch functionality for our smartphone platforms and in early June 2013 completed the process of implementing hotel metasearch functionality on our desktop and tablet platforms. Refer to our metasearch discussion below in “Our Strategy” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for additional information on our hotel metasearch transition.

Increasing Mobile Usage. Users are increasingly using smartphone and tablet computing devices to access the Internet. To address these growing user demands, we continue to extend our platform to develop smartphone and tablet applications to deliver travel information and resources. Although the substantial majority of our smartphone users also access and engage with our websites on personal computers and tablets where we display advertising, our users could decide to increasingly access our products primarily through smartphone devices. We have just begun to display graphic advertising on smartphones, however, our smartphone monetization strategies are still developing, as smartphone monetization was less than 20% of desktop monetization of hotel shoppers during the six months ended June 30, 2013 while tablets monetize more closely to desktops. Mobile growth and development remains a key company priority and we will continue to invest and innovate in this growing platform to help us maintain and grow our user base and engagement over the long term.

Click-Based Advertising Revenue. In recent years, the majority of our revenue growth resulted from higher click-based advertising revenue due to increased traffic on our websites and an increase in the volume of clicks on our advertisers’ placements. Although click-based advertising revenue growth has generally been driven by traffic volume, we remain focused on the various factors that could impact revenue growth, including, but not limited to, the growth in hotel shoppers, CPC pricing fluctuations, the overall economy, the ability of advertisers to monetize our traffic, the quality and mix of traffic to our websites, and the quality and mix of traffic from our advertising placements to advertisers, as well as advertisers’ evolving approach to transaction attribution models and return on investment targets. We monitor and regularly respond to changes in these factors in order to strategically improve our user experience, customer satisfaction and monetization in this dynamic environment. For example, in order to improve user experience, we introduced metasearch functionality to our hotel shoppers as discussed below in “—Our Strategy.”

Global Economic Conditions. In late 2008 and throughout 2009, weak global economic conditions created uncertainty for travelers and suppliers, and put pressure on discretionary spending on travel and advertising. Since 2010, the travel industry has been gradually improving. However, global economic conditions remain uncertain, and in particular, we anticipate travel expenditures in Europe to continue to be adversely effected by the economic issues overseas.

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

•

Metasearch. A metasearch display is an interface that shows hotel or flight availability and pricing information from multiple sources, without requiring the user to visit another website. We have offered a flight metasearch product since 2009, expanding internationally to 19 points of sale in 2012 and increasing to 25 points of sale at June 30, 2013. In 2012, we invested in building hotel metasearch functionality for our smartphone platforms and introducing it to 100% of our global smartphone traffic. In early June 2013, we completed the process of fully implementing hotel metasearch functionality onto our desktop and tablet platforms. We believe metasearch functionality provides a better user experience while delivering more valuable leads to advertising partners, however at a lower volume per session. Click-based advertising customers are receiving higher converting leads and therefore are paying higher per-unit prices, which we expect will offset the decreased lead volume. We expect to continue to invest in evolving our metasearch functionality on our site, because we believe that providing hotel and flight pricing and availability deliver a better user experience.

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

Employees

As of June 30, 2013, we had 1,799 employees. Of these employees, 1,040 were based in the United States. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Refer to “Note 2—Significant Accounting Policies,” for additions to our critical accounting policies for the six months ended June 30, 2013.

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

Results of Operations

Selected Financial Data

(in thousands, except per share data)

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Revenue	$192,615	$141,408	36%	$362,023	$273,535	32%
Related-party revenue from Expedia	54,322	55,740	(3)%	114,833	107,328	7%

Total revenue	246,937	197,148	25%	476,856	380,863	25%
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	4,284	2,926	46%	7,928	5,660	40%
Selling and marketing (2)	82,574	64,243	29%	161,865	131,632	23%
Technology and content (2)	31,903	21,574	48%	60,718	39,415	54%
General and administrative (2)	25,552	18,252	40%	47,985	34,506	39%
Depreciation	6,876	4,715	46%	13,200	8,996	47%
Amortization of intangible assets	1,630	1,760	(7)%	2,739	3,599	(24)%

Total costs and expenses	152,819	113,470	35%	294,435	223,808	32%

Operating income	94,118	83,678	12%	182,421	157,055	16%
Other income (expense):

Interest expense, net	(2,066)	(2,405)	(14)%	(4,472)	(5,337)	(16)%
Other, net	(2,150)	(4,539)	(53)%	(3,611)	(3,843)	(6)%

Total other expense, net	(4,216)	(6,944)	(39)%	(8,083)	(9,180)	(12)%

Income before income taxes	89,902	76,734	17%	174,338	147,875	18%
Provision for income taxes	(22,914)	(23,569)	(3)%	(45,051)	(46,539)	(3)%

Net income	66,988	53,165	26%	129,287	101,336	28%
Net (income) loss attributable to noncontrolling interest	—	(146)	(100)%	—	(206)	(100)%

Net income attributable to TripAdvisor, Inc.	$66,988	$53,019	26%	$129,287	$101,130	28%

Earnings Per Share attributable to TripAdvisor, Inc.
Basic	$0.47	$0.38	24%	$0.90	$0.74	22%
Diluted	$0.46	$0.37	24%	$0.89	$0.73	22%
Weighted Average Common Shares Outstanding:
Basic	143,531	139,278	3%	143,297	136,516	5%
Diluted	145,664	141,737	3%	145,160	138,947	4%
Other Financial Data:
Adjusted EBITDA (3)	$112,832	$96,921	16%	$222,179	$181,110	23%

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$255	$182		$411	$364
Amortization of website development costs included in depreciation	4,630	2,979		8,787	5,692

	$4,885	$3,161		$9,198	$6,056
(2) Includes stock-based compensation as follows:
Selling and marketing	$2,244	$923		$4,559	$2,001
Technology and content	$4,024	$2,426		$10,422	$3,938
General and administrative	$3,940	$3,419		$8,838	$5,521

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA in this Quarterly Report on Form 10-Q, a non-GAAP financial measure. We have provided reconciliations below of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure. A “non-GAAP financial measure” refers to a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in such company’s financial statements.

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

The following table is a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Adjusted EBITDA	$112,832	$96,921	$222,179	$181,110
Depreciation (1)	(6,876)	(4,715)	(13,200)	(8,996)
Amortization of intangible assets	(1,630)	(1,760)	(2,739)	(3,599)
Stock-based compensation	(10,208)	(6,768)	(23,819)	(11,460)
Other expense, net	(4,216)	(6,944)	(8,083)	(9,180)
Provision for income taxes	(22,914)	(23,569)	(45,051)	(46,539)

Net income	$66,988	$53,165	$129,287	$101,336

(1)	Includes amortization of internal use software and website development costs.

Revenue

We derive substantially all of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue through a combination of subscription-based offerings related to our Business Listings and Vacation Rentals products, transaction revenue from selling room nights on our transactional sites, and other revenue including content licensing.

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Click-based advertising	$183	$151	21%	$362	$296	22%
Display-based advertising	31	27	18%	56	48	16%
Subscription, transaction and other	33	19	68%	59	37	60%

Total revenue	$247	$197	25%	$477	$381	25%

Revenue increased $50 million and $96 million during the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012, primarily due to an increase in click-based advertising revenue of $32 million and $66 million, respectively. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 41% for the three and six months June 30, 2013, respectively, partially offset by lower revenue per hotel shopper of 16% and 13% for the three and six months ended June 30, 2013, respectively, primarily due to a combination of lower user conversion related to our transition to hotel metasearch, growth in hotel shoppers on smartphones, which have a lower monetization rate than desktops and tablets, and growth in emerging international markets that are currently monetizing at lower levels than our mature markets. We expect the lower user conversion trend to continue due to our recent transition to hotel metasearch, which we anticipate will negatively impact revenue growth over the balance of the year. Display-based advertising increased by $4 million and $8 million during the three and six months ended June 30, 2013, respectively, primarily as a result of a 32% and 24% increase in the number of impressions during the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012, partially offset by a decrease in pricing by 11% and 8% for the three and six months ended June 30, 2013, respectively. Subscription, transaction and other revenue increased by $14 million and $22 million during the three and six month periods ended June 30, 2013, respectively, primarily due to growth in Business Listings.

The following table presents our revenue by geographic region, which reflects how we measure our business internally. Revenue by geography is based on the location of our websites:

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
North America (1)	$134	$107	25%	$255	$208	23%
EMEA (2)	73	63	16%	145	122	19%
APAC (3)	30	19	55%	57	36	57%
LATAM (4)	10	8	34%	20	15	35%

Total revenue	$247	$197	25%	$477	$381	25%

(1)	United States and Canada*
(2)	Europe, Middle East and Africa
(3)	Asia-Pacific
(4)	Latin America

*	Included in international revenue for discussion purposes.

International revenue increased $25 million and $52 million during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. International revenue represented 49% of total revenue during the three and six months ended June 30, 2013, and represented 49% and 48% of total revenue during the three and six months ended June 30, 2012, respectively. The increase in international revenue, in absolute dollars and as a percentage of total revenue, is primarily due to additional investment in international expansion and growth in international hotel shoppers.

In addition to the product and geographic revenue discussion above, related-party revenue from Expedia, which consists primarily of click-based advertising, is as follows:

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Related party revenue from Expedia	$54	$56	(3)%	$115	$107	7%
% of revenue	22.0%	28.3%		24.1%	28.2%

Related-party revenue from Expedia decreased $2 million and increased $8 million during the three and six month periods ended June 30, 2013, respectively, when compared to the same periods in 2012. Related-party revenue from Expedia increased $8 million during the six months ended June 30, 2013 when compared to the same period in 2012, primarily due to higher click volume sent to Expedia and higher CPC pricing paid by Expedia during the first three months of 2013, which was partially offset during the three months ended June 30, 2013, primarily due to lower click volume sent to Expedia primarily related to our transition to hotel metasearch. For information on our relationship with Expedia, including recent material transactions, refer to “Note 14—Related Party Transactions” in the notes to our consolidated financial statements.

Cost of Revenue

Cost of revenue consists of expenses that are closely correlated or directly related to revenue generation, including ad serving fees, flight search fees, credit card fees and data center costs.

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Cost of revenue	$4	$3	46%	$8	$6	40%
% of revenue	1.7%	1.5%		1.7%	1.5%

Cost of revenue increased $1 million and $2 million during the three and six month periods ended June 30, 2013, respectively, when compared to the same periods in 2012, primarily due to increased data center costs.

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

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Direct costs	$52	$42	24%	$103	$89	16%
Personnel and overhead	31	22	38%	59	43	38%

Total selling and marketing	$83	$64	29%	$162	$132	23%

% of revenue	33.4%	32.6%		33.9%	34.6%

Direct selling and marketing costs increased $10 million and $14 million during the three and six month periods ended June 30, 2013, respectively, when compared to the same periods in 2012, primarily due to increased search engine marketing costs and brand advertising costs, partially offset by a decrease in spending in social media costs. Personnel and overhead costs increased $9 million and $16 million during the three and six month periods ended June 30, 2013, respectively, when compared to the same periods in 2012, primarily due to an increase in headcount to support business growth, including international expansion, and employees joining us through recent business acquisitions.

Technology and Content

Technology and content expenses consist of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing and maintenance of our websites. Other costs include licensing and maintenance expense.

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$30	$20	49%	$57	$36	58%
Other	2	2	29%	4	3	5%

Total technology and content	$32	$22	48%	$61	$39	54%

% of revenue	12.9%	10.9%		12.7%	10.3%

Technology and content costs increased $10 million and $22 million during the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion, enhanced site features, extending our products onto smartphone and tablet platforms, and development of our new hotel metasearch product, as well as an increase in stock based compensation and additional personnel costs related to employees joining us through recent business acquisitions.

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

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$16	$12	33%	$31	$23	36%
Professional service fees and other	10	6	54%	17	12	45%

Total general and administrative	$26	$18	40%	$48	$35	39%

% of revenue	10.3%	9.3%		10.1%	9.1%

General and administrative costs increased $8 million and $13 million during the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012, primarily due to increased personnel costs related to an increase in stock-based compensation, as well as increased headcount to support business growth and additional professional service fees in order to support our operations as a standalone public company and an increase in our bad debt provision.

Depreciation

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Depreciation	$7	$5	46%	$13	$9	47%
% of revenue	2.8%	2.4%		2.8%	2.4%

Depreciation increased $2 million and $4 million during the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012, primarily due to increased amortization related to website development costs.

Amortization of Intangible Assets

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$2	$2	(7)%	$3	$4	(24)%
% of revenue	0.7%	0.9%		0.6%	1.0%

The change in intangible asset amortization is not material for the periods presented. Refer to “Note 7—Goodwill and Intangible Assets, Net” for estimated intangible amortization for the year ending December 31, 2013.

Interest (Expense) Income, Net

Interest expense is primarily related to interest incurred on our Term Loan and credit facilities for the periods presented.

Other, Net

Other, net is primarily comprised of net foreign exchange gains and losses for the periods presented.

Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$23	$24	(3)%	$45	$47	(3)%
Effective tax rate	25.5%	30.7%		25.8%	31.5%

For the three and six months ended June 30, 2013, our effective tax rate is less than the federal statutory tax rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The change in the effective tax rate for 2013 compared to the 2012 rate was primarily due to an increase in earnings in jurisdictions outside the United States as well as the internal restructuring that was implemented in the last quarter of 2012.

Related Party Transactions

For information on our relationships with Expedia and Liberty Interactive Corporation, including recent material transactions, refer to “Note 14—Related Party Transactions” in the notes to our consolidated financial statements.

Stock-Based Compensation

Refer to “Note 3—Stock Based Awards and Other Equity Instruments” for further information on current year equity award activity, including the issuance of 1,561,789 primarily service based stock options with a weighted average grant-date fair value per option of $23.15 and 994,293 RSUs with a weighted average grant-date fair value of $47.05 during the six months ended June 30, 2013.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations. At June 30, 2013 and December 31, 2012, we had $616 million and $586 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of June 30, 2013, approximately $346 million of our cash, cash equivalents, and short and long-term marketable securities were held by our international subsidiaries, primarily in the United Kingdom, and are related to earnings we intend to reinvest permanently outside the United States. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $434 million as of June 30, 2013. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Cash held is primarily denominated in U.S. dollars.

Historically, the cash we generate has been sufficient to fund our working capital requirements, capital expenditures and to meet our long-term debt obligations and commitments. Management believes that our cash and cash equivalents and available-for-sale marketable securities, combined with expected cash flows generated by operating activities and available cash from our credit facilities will be sufficient to fund our ongoing working capital requirements, capital expenditures, business growth initiatives, meet our long term debt obligations and commitments, share repurchases and fund any potential acquisitions for at least the next 12 months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business growth initiatives, either of which could have a material adverse effect on our future financial condition or results of operations.

Term Loan Facility Due 2016 and Revolving Credit Facility

Overview

On December 20, 2011, in connection with the Spin-Off, we entered into a credit agreement, dated as of December 20, 2011, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent (this credit agreement, together with all exhibits, schedules, annexes, certificates, assignments and related documents contemplated thereby, is referred to herein as the “Credit Agreement”), which provides $600 million of borrowing including:

•	the Term Loan Facility, or Term Loan, in an aggregate principal amount of $400 million with a term of five years due December 2016; and

•	the Revolving Credit Facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

The Term Loan and any loans under the Revolving Credit Facility bear interest by reference to a base rate or a Eurocurrency rate, in either case plus an applicable margin based on our leverage ratio. We are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The Term Loan and loans under the Revolving Credit Facility currently bear interest at LIBOR plus 175 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 75 basis points, and undrawn amounts are currently subject to a commitment fee of 30 basis points.

As of June 30, 2013, we are using a one-month interest period Eurocurrency spread, which is approximately 2.0% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically. A 25 basis point change in the interest rate on the current Term Loan balance would result in an increase or decrease to interest expense of approximately $0.9 million per annum.

The Term Loan principal is currently repayable in quarterly installments on the last day of each calendar quarter equal to 2.5% of the original principal amount with the balance due on the final maturity date. Principal payments aggregating $20 million were made during the six months ended June 30, 2013.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of June 30, 2013, there are no outstanding borrowings under our Revolving Credit Facility.

During the three and six months ended June 30, 2013, we recorded total interest and commitment fees on our Credit Agreement of $2.0 million and $4.1 million, respectively, to interest expense on our consolidated statement of operations. During the three and six months ended June 30, 2012, we recorded total interest and commitment fees on our Credit Agreement of $2.1 million and $4.4 million, respectively, to interest expense on our consolidated statements of operations. All unpaid interest and commitment fee amounts as of June 30, 2013 and December 31, 2012 were not material.

The remaining future minimum principal payment obligations due under the Credit Agreement related to our Term Loan is as follows as of June 30, 2013 (in millions):

Payment Amount
2013 (remaining six months)	$20
2014	$40
2015	$40
2016	$260

Total	$360

Covenants

The Credit Agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum cash interest coverage ratio, and contain certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under Credit Agreement and all actions permitted to be taken by a secured creditor.

As of June 30, 2013 we believe we are in compliance with all of our debt covenants.

Refer to “Note 5—Debt” in the notes to the consolidated financial statements for additional information on our Credit Agreement. The full text of the Credit Agreement is incorporated by reference on our Annual Report on Form 10-K for the year ended December 31, 2012, as Exhibit 4.2.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of June 30, 2013 and December 31, 2012, we had $24.6 million and $32.1 million of short term borrowings outstanding, respectively.

Certain of our Chinese subsidiaries entered into a RMB 138,600,000 (approximately $22 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no-specific expiration period. During the third quarter of 2012 this credit line was increased to RMB 189,000,000 (approximately $30 million). During the six months ended June 30, 2013, we made a payment inclusive of interest of RMB 68,283,570 (approximately $10.9 million). We currently have $11.3 million of outstanding borrowings from this credit facility as of June 30, 2013. Our Chinese Credit Facility—BOA currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of June 30, 2013.

In addition, during April 2012, certain of our Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). This credit facility was renewed for an additional year in April 2013. During the six months ended June 30, 2013, we made a payment inclusive of interest of RMB 24,281,546 (approximately $3.9 million). We currently have $13.3 million of outstanding borrowings from this credit facility as of June 30, 2013. Our Chinese Credit Facility—JPM currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of June 30, 2013.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Office Lease Commitments

On June 20, 2013, TripAdvisor LLC (“TA LLC”), our indirect, wholly owned subsidiary, entered into a lease (the “Lease”) , with Normandy Gap-V Needham Building 3, LLC, as landlord (the “Landlord”). Pursuant to the Lease, the Landlord will build an approximately 280,000 square foot rental building in Needham, Massachusetts (the “Premises”), and thereafter lease the Premises to TA LLC as TripAdvisor’s new corporate headquarters for an initial term of 15 years and 7 months. If the Landlord fails to deliver the Premises according to the schedule, subject to certain conditions, TA LLC may be entitled to additional free rent, or in extreme cases, a right to terminate the Lease. Under the Lease, TA LLC is required to pay an initial base rent of $33.00 per square foot per year, increasing to $34.50 per square foot by the final year of the initial term, as well as all real estate taxes and other building operating costs.

The aggregate future minimum lease payments are $143.5 million and are currently scheduled to be paid, beginning in November 2015, as follows: $1.1 million for 2015, $9.3 million for 2016, $9.3 million for 2017, and $123.9 million for 2018 and thereafter. The Lease has escalating rental payments and initial periods of free rent and therefore the effects of variable rent payments will be expensed on a straight-line basis over the life of the Lease in accordance with GAAP. All real estate taxes and other building operating costs paid during the term of the Lease will be expensed as incurred. TA LLC is also obligated to deliver a letter of credit to the Landlord in the amount of $0.8 million as security deposit, which amount is subject to increase under certain circumstances. Subject to certain conditions, TA LLC has certain rights under the Lease, including rights of first offer to lease additional space or to purchase the Premises if the Landlord elects to sell. TA LLC also has an option to extend the term of the Lease for two consecutive terms of five years each.

In connection with the Lease, on June 20, 2013, TripAdvisor entered into a Guaranty (the “Guaranty”), pursuant to which TripAdvisor provides full payment and performance guaranty for all of TA LLC’s obligations under the Lease.

The full text of the Lease and the Guaranty are filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and 10.2, respectively.

The following table presents our estimated future minimum rental payments under all operating leases with non-cancelable lease terms having initial terms in excess of one year as of June 30, 2013 (in millions):

Total Payments
2013 (remaining six months)	$5
2014	8
2015	6
2016	11
2017	11
2018 and thereafter	130

Total (1)	$171

(1)	Excludes spending on anticipated leasehold improvements on our Needham, Massachusetts lease, including design, development, construction costs, and the purchase and installation of equipment, and the receipt of related Landlord incentives, which we estimate will begin in October 2014.

There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2012. Refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Consolidated Cash Flow Statements Discussion:

Our cash flows are as follows (in millions):

	Six months ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$133	$91
Investing activities	$(256)	$(6)
Financing activities	$(43)	$212

Operating Activities

For the six months ended June 30, 2013, net cash provided by operating activities increased by $42 million or 46% when compared to the same period in 2012, primarily due to an increase in net income of $28 million, an increase in non-cash items not affecting cash flows of $13 million, which is primarily related to increased stock based compensation and depreciation. Working capital movements were essentially flat for the six months ending June 30, 2013 and 2012, which reflected an increase in deferred merchant payables in 2013 of $15.5 million offset by a decrease in operating cash related to the timing of customer receipts, related party cash receipts and tax and vendor payments.

Investing Activities

For the six months ended June 30, 2013, net cash provided by investing activities decreased by $250 million when compared to the same period in 2012, primarily due to a net increase in marketable securities of $202 million, cash paid for acquisition of businesses of $32 million, net of cash acquired, and an increase in capital expenditures of $10 million. In addition, we received $7 million during the three months ended March 31, 2012 from Expedia related to the Spin-Off, which did not reoccur in 2013.

Financing Activities

For the six months ended June 30, 2013, net cash provided by financing activities decreased by $255 million when compared to the same period in 2012 primarily due to an increase of $10 million in principal payments on our term loan, payments of $34 million for common stock share repurchases under our authorized share repurchase program, a reduction of $206 million in proceeds related to the exercise of our stock options and warrants, as all remaining warrants were settled in the first six months of 2012, and a $15 million repayment of our outstanding borrowings on our Chinese Credit Facilities in 2013. This was offset a $10 million repayment of our outstanding borrowing on our Revolving Credit Facility in 2012 that did not reoccur in 2013.

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

There has been no material change in our market risk profile during the six months ended June 30, 2013. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 which could materially affect our business, financial condition or future results. During the quarter ended June 30, 2013, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2013, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

During the three months ended June 30, 2013, we repurchased 675,000 shares of outstanding common stock under the share repurchase program, as set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	—	—	$250,000,000
May 1 to May 31	—	—	—	$250,000,000
June 1 to June 30	675,000	$62.82	675,000	$207,593,148

Total	675,000		675,000

(1)	These amounts include fees and commissions associated with the share repurchase.
(2)	In February 2013, we announced that our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. We intend to use available cash and future cash from operations to fund repurchases under the share repurchase program. The repurchase program has no expiration but may be suspended or terminated by the Board of Directors at any time. The Executive Committee of our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the company and its stockholders.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

4.1‡	First Amendment to TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan	X

4.2‡	TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan		S-8	333-178637	4.5	12/20/11

10.1	Lease between TripAdvisor LLC and Normandy GAP-V Needham Building 3, LLC, dated as of June 20, 2013	X

10.2	Guaranty by TripAdvisor, Inc., dated as of June 20, 2013	X

31.1	Certification of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) Consolidated Statements of Operations (Unaudited), (ii) Consolidated Statements of Comprehensive Income (Unaudited), (iii) Consolidated Balance Sheets (Unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (Unaudited), (v) Consolidated Statements of Cash Flows (Unaudited), and (vi) Notes to Unaudited Consolidated Financial Statements.

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

**	Furnished herewith.

‡	Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.

By:	/S/ JULIE M.B. BRADLEY
Julie M.B. Bradley
Chief Financial Officer

July 24, 2013