Form 10-Q
period 2013-09-30
TripAdvisor, Inc.
filed 2013-10-23
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicates the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding Shares at October 17, 2013
Common Stock, $0.001 par value per share	129,262,489 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended September 30, 2013

PART 1—FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$198,969	$155,835	$560,992	$429,370
Related-party revenue from Expedia	56,167	56,875	171,000	164,203

Total revenue	255,136	212,710	731,992	593,573
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	5,207	2,876	13,135	8,536
Selling and marketing (2)	98,204	67,647	260,069	199,279
Technology and content (2)	34,398	23,535	95,116	62,950
General and administrative (2)	24,556	20,056	72,541	54,562
Depreciation	7,634	5,037	20,834	14,033
Amortization of intangible assets	1,443	1,310	4,182	4,909

Total costs and expenses	171,442	120,461	465,877	344,269

Operating income	83,694	92,249	266,115	249,304
Other income (expense):

Interest income	475	76	1,316	260
Interest expense	(2,562)	(2,882)	(7,875)	(8,403)
Other, net	2,016	1,367	(1,595)	(2,476)

Total other expense, net	(71)	(1,439)	(8,154)	(10,619)

Income before income taxes	83,623	90,810	257,961	238,685
Provision for income taxes	(27,741)	(31,275)	(72,792)	(77,814)

Net income	55,882	59,535	185,169	160,871
Net (income) loss attributable to noncontrolling interests	—	(175)	—	(381)

Net income attributable to TripAdvisor, Inc.	$55,882	$59,360	$185,169	$160,490

Earnings Per Share attributable to TripAdvisor, Inc.:
Basic	$0.39	$0.42	$1.29	$1.16
Diluted	$0.38	$0.41	$1.27	$1.14
Weighted Average Common Shares Outstanding:
Basic	142,690	142,342	143,095	138,458
Diluted	145,454	143,657	145,258	140,517

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$245	$183	$656	$547
Amortization of website development costs included in depreciation	4,954	3,231	13,741	8,923

	$5,199	$3,414	$14,397	$9,470
(2) Includes stock-based compensation as follows:
Selling and marketing	$2,795	$1,184	$7,354	$3,185
Technology and content	$5,479	$3,187	$15,901	$7,125
General and administrative	$3,377	$4,092	$12,215	$9,613

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$55,882	$59,535	$185,169	$160,871
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,168	1,724	(393)	1,955
Available-for-sale investments:
Change in net unrealized gain (loss)	557	—	(6)	—
Less: reclassification adjustment for gains (losses) included in net income	(58)	—	(40)	—

Net change (net of tax effect of $340 and ($32))	499	—	(46)	—

Total other comprehensive income (loss), net of tax	3,667	1,724	(439)	1,955

Comprehensive income	59,549	61,259	184,730	162,826
Less: Comprehensive (income) loss attributable to noncontrolling interests	—	(175)	—	(381)

Comprehensive income attributable to TripAdvisor, Inc.	$59,549	$61,084	$184,730	$162,445

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$276,358	$367,515
Short-term marketable securities (note 4)	155,997	118,970
Receivable—sale of marketable securities (note 4)	40,406	—
Accounts receivable, net of allowance of $3,331 and $2,818 at September 30, 2013 and December 31, 2012, respectively	111,138	81,459
Receivable from Expedia, Inc., net (note 14)	33,882	23,971
Taxes receivable	10,187	24,243
Deferred income taxes, net	5,795	5,971
Prepaid expenses and other current assets	13,989	10,365

Total current assets	647,752	632,494

Long-term marketable securities (note 4)	163,525	99,248
Property and equipment, net	64,551	43,802
Deferred income taxes, net	4,218	502
Other long-term assets	16,414	13,274
Intangible assets, net (note 7)	51,007	38,190
Goodwill (note 7)	500,686	471,684

TOTAL ASSETS	$1,448,153	$1,299,194

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,985	$12,796
Deferred merchant payables (note 2)	28,596	1,303
Deferred revenue	44,087	31,563
Credit facility borrowings (note 5)	26,177	32,145
Borrowings, current (note 5)	40,000	40,000
Taxes payable	10,798	14,597
Accrued expenses and other current liabilities (note 8)	95,168	63,236

Total current liabilities	256,811	195,640

Deferred income taxes, net	10,261	11,023
Other long-term liabilities	42,275	25,563
Borrowings, net of current portion (note 5)	310,000	340,000

Total Liabilities	619,347	572,226

Commitments and Contingencies (note 9)

Stockholders’ equity:
Preferred stock $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock $0.001 par value	131	130
Authorized shares: 1,600,000,000
Shares issued: 131,372,883 and 130,060,138
Shares outstanding: 129,289,174 and 130,060,138
Class B common stock $0.001 par value	13	13
Authorized shares 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	590,685	531,256
Retained earnings	381,607	196,438
Accumulated other comprehensive loss	(1,308)	(869)
Treasury stock—Common stock, at cost, 2,083,709 and 0 shares, at September 30, 2013 and December 31, 2012 respectively	(142,322)	—

Total stockholders’ equity	828,806	726,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,448,153	$1,299,194

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands, except share data)

	Common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2012	130,060,138	$130	12,799,999	$13	$531,256	$196,438	$(869)	—	$—	$726,968

Net income attributable to TripAdvisor, Inc.						185,169				185,169
Currency translation adjustments							(393)			(393)
Unrealized loss on marketable securities, net of tax and reclassification adjustments							(46)			(46)

Issuance of common stock related to exercise of options and vesting of RSUs	1,312,745	1			24,422					24,423
Repurchase of common stock								(2,083,709)	(142,322)	(142,322)
Tax benefits on equity awards					8,813					8,813
Minimum withholding taxes on net share settlements of equity awards					(9,878)					(9,878)
Stock-based compensation expense					36,072					36,072

Balance as of September 30, 2013	131,372,883	$131	12,799,999	$13	$590,685	$381,607	$(1,308)	(2,083,709)	$(142,322)	$828,806

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net income	$185,169	$160,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	20,834	14,033
Stock-based compensation	35,470	19,923
Amortization of intangible assets	4,182	4,909
Amortization of deferred financing costs	594	683
Amortization of discounts and premiums on marketable securities, net	3,821	—
Deferred tax (benefit) expense	(452)	413
Excess tax benefits from stock-based compensation	(8,807)	(2,189)
Provision (recovery) for doubtful accounts	1,378	(1,584)
Foreign currency transaction (gains) losses, net	29	1,779
Other, net	1,600	21
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(28,625)	(32,461)
Related parties	(9,898)	(25,500)
Taxes receivable	14,056	(4,006)
Prepaid expenses and other assets	(3,222)	(1,885)
Accounts payable	(3,277)	3,641
Deferred merchant payables	12,769	(1,021)
Taxes payable	21,205	(528)
Accrued expenses and other liabilities	22,492	20,447
Deferred revenue	9,005	10,383

Net cash provided by operating activities	278,323	167,929
Investing activities:
Acquisitions, net of cash acquired	(31,516)	—
Capital expenditures, including internal-use software and website development	(39,318)	(20,587)
Purchases of marketable securities	(375,368)	—
Sales of marketable securities	123,647	—
Maturities of marketable securities	105,739	—
Proceeds from Expedia, Inc. related to Spin-Off	—	7,028
Other, net	350	—

Net cash used in investing activities	(216,466)	(13,559)
Financing activities:
Repurchase of common stock	(137,565)	—
Proceeds from credit facilities	8,080	12,798
Payments on credit facilities	(14,728)	(10,000)
Principal payments on long-term debt	(30,000)	(15,000)
Proceeds from exercise of stock options and warrants	21,058	226,251
Payment of minimum withholding taxes on net share settlements of equity awards	(9,878)	(3,689)
Excess tax benefits from stock-based compensation	8,807	2,189

Net cash (used) provided by financing activities	(154,226)	212,549
Effect of exchange rate changes on cash and cash equivalents	1,212	(2,079)

Net (decrease) increase in cash and cash equivalents	(91,157)	364,840
Cash and cash equivalents at beginning of year	367,515	183,532

Cash and cash equivalents at end of period	$276,358	$548,372

Supplemental disclosure of non-cash investing activities:
Marketable securities sold during the period but settled after period end	$40,406	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

We refer to TripAdvisor, Inc. and our wholly-owned subsidiaries as “TripAdvisor,” “the Company,” “us,” “we” and “our” in these notes to the unaudited consolidated financial statements.

During 2011, Expedia, Inc., or Expedia, announced its plan to separate into two independent public companies in order to better achieve certain strategic objectives of its various businesses. We refer to this transaction as the “Spin-Off.” On December 20, 2011, following the close of trading on the NASDAQ Global Select Market (“NASDAQ”), the Spin-Off was completed, and TripAdvisor began trading as an independent public company on December 21, 2011. Expedia effected the Spin-Off by means of a reclassification of its capital stock that resulted in the holders of Expedia capital stock immediately prior to the time of effectiveness of the reclassification having the right to receive a proportionate amount of TripAdvisor capital stock. In connection with the Spin-Off, Expedia contributed or transferred all of the subsidiaries and assets relating to Expedia’s TripAdvisor Media Group to TripAdvisor and TripAdvisor assumed all of the liabilities relating to Expedia’s TripAdvisor Media Group.

Our common stock trades on the NASDAQ under the trading symbol “TRIP.”

Description of Business

TripAdvisor is an online travel company, empowering users to plan and have the perfect trip. TripAdvisor’s travel research platform aggregates reviews and opinions of members about destinations, accommodations (including hotels, bed and breakfasts, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 33 countries, including in China under the brand daodao.com. Beyond travel-related content, TripAdvisor websites also include links to the websites of our travel advertisers allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we manage and operate 20 other travel media brands: www.airfarewatchdog.com, www.bookingbuddy.com, www.cruisecritic.com, www.everytrail.com, www.familyvacationcritic.com, www.flipkey.com, www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.independenttraveler.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.virtualtourist.com, www.whereivebeen.com, and www.kuxun.cn, connected by the common goal of providing comprehensive travel planning resources across the travel sector. We derive substantially all of our revenue from advertising, primarily through click-based advertising and display-based advertising sales. In addition, we earn revenue through a combination of subscription-based offerings from our Business Listings and Vacation Rental products, transaction revenue from selling room nights on our transactional sites, and other revenue including licensing our content to third-parties. We have one reportable segment: TripAdvisor. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

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

Certain of our subsidiaries that operate in China have variable interests in affiliated entities in China in order to comply with Chinese laws and regulations, which restrict foreign investment in Internet content provision businesses. Although we do not own the capital stock of some of our Chinese affiliates, we consolidate their results as we are the primary beneficiary of the cash losses or profits of these variable interest affiliates and have the power to direct the activities of these affiliates. Although we currently operate at a loss in the Chinese market, our variable interest entities are not material for all periods presented.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Deferred Merchant Payables

We receive cash from travelers at the time of booking related to our transaction-based businesses and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the hotel or vacation rental owners after the travelers’ use and subsequent billing from the hotel or vacation rental owners. Therefore, we receive cash from the traveler prior to paying the hotel or vacation rental owners, and this operating cycle represents a working capital source of cash to us. As long as our transaction-based businesses grow, we expect that changes in working capital related to these transactions will positively impact operating cash flows. As of September 30, 2013, our deferred merchant payables balance was $28.6 million and for the nine months ended September 30, 2013, the related transactions generated positive operating cash flow of $12.8 million. A payable balance of $14.5 million was acquired with our business acquisitions during the nine months ended September 30, 2013. For additional information on our business acquisitions refer to “Note 6—Acquisitions” below. The deferred merchant payables balance at December 31, 2012 was $1.3 million.

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

Recently Adopted Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board, or FASB, issued new accounting guidance which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new guidance requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified based on its source and is effective for public companies in interim and annual reporting periods beginning after December 15, 2012. Accordingly, we have adopted these presentation requirements during the first quarter of 2013. The adoption of this new guidance did not have a material impact on our consolidated financial statements or related disclosures.

New Accounting Pronouncements Not Yet Adopted

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

        In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. The new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. Accordingly, we plan to adopt these presentation requirements during the first quarter of 2014. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements or related disclosures.

NOTE 3: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and stock options. Our outstanding RSUs and stock options generally vest over four years.

For the three and nine months ended September 30, 2013, we recognized total stock-based compensation expense of $11.7 million and $35.5 million, respectively. The total income tax benefit related to stock-based compensation expense was $4.4 million and $13.8 million for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, we recognized total stock-based compensation expense of $8.5 million and $19.9 million, respectively. The total income tax benefit related to stock-based compensation expense was $3.2 million and $7.2 million for the three and nine months ended September 30, 2012, respectively.

TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan, As Amended

On December 20, 2011, our 2011 Stock and Annual Incentive Plan became effective. At our annual meeting of stockholders held on June 28, 2013 (the “Annual Meeting”), our stockholders approved an amendment to our 2011 Stock and Annual Incentive Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance thereunder by 15,000,000 shares. We refer to our 2011 Stock and Annual Incentive Plan, as amended by the amendment as the “2011 Incentive Plan.” A summary of the material terms of the 2011 Incentive Plan can be found in “Proposal 3: Approval of the 2011 Stock and Annual Incentive Plan, as amended” in our Proxy Statement for the Annual Meeting. The summary of the material terms of the 2011 Incentive Plan is qualified in its entirety by the full text of the 2011 Incentive Plan previously filed.

2013 Stock Option Activity

The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Stock options granted during the first nine months of 2013 generally have a term of ten years from the date of grant and generally vest over a four-year service period.

During the nine months ended September 30, 2013, we granted 2,776,247 primarily service-based stock options under the 2011 Incentive Plan with a weighted average grant-date fair value per option of $28.11. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of generally four years on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change which also impacts the amount of stock compensation expense to be recognized in future periods.

A summary of the status and activity for stock option awards relating to our common stock for the nine months ended September 30, 2013, is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1, 2013	8,654	$31.41
Granted	2,776	57.66
Exercised (1)	1,273	23.53		$45,300
Cancelled	481	37.34

Options outstanding at September 30, 2013	9,676	$39.69	6.1	$349,716

Exercisable as of September 30, 2013	3,499	$29.83	3.2	$160,963

Vested and expected to vest after September 30, 2013	8,813	$39.46	5.9	$320,645

(1)	Inclusive of 168,795 options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the minimum amount of required employee withholding taxes. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. We began net-share settling the majority of our stock option exercises during the third quarter of 2013. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of September 30, 2013 was $75.84.

The estimated fair value of the options granted under the 2011 Incentive Plan was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards, which includes the risk-free rate of return, expected volatility, expected term and expected dividend yield.

Our risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. We estimated the volatility of our common stock by using an average of our historical stock price volatility and of publicly traded companies that we consider peers based on daily price observations over a period equivalent to or approximate to the expected term of the stock option grants. The decision to use a weighted average volatility factor of a peer group was based upon the relatively short period of availability of data on our common stock. We estimated our expected term using the simplified method for all stock options as we do not have sufficient historical exercise data on our common stock. Our expected dividend yield is zero, as we have not paid any dividends on our common stock to date and do not expect to pay any cash dividends for the foreseeable future.

The fair value of stock option grants under the 2011 Incentive Plan has been estimated at the date of grant using the Black–Scholes model with the following weighted average assumptions for the periods presented below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Risk free interest rate	1.83%	0.90%	1.40%	1.03%
Expected term (in years)	5.80	6.25	6.05	6.22
Expected volatility	49.62%	54.78%	50.81%	53.54%
Expected dividend yield	0%	0%	0%	0%

2013 RSU Activity

During the nine months ended September 30, 2013, we granted 1,083,082 primarily service-based RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock at the date of grant. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term of generally four years on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

The following table presents a summary of RSU activity on our common stock:

	RSUs Outstanding	Weighted Average Grant- Date Fair Value Per Share	Aggregate Intrinsic Value
	(In thousands)		(In thousands)
Unvested RSUs outstanding as of January 1, 2013	446	$26.11
Granted	1,083	48.84
Vested and released (1)	333	22.51
Cancelled	76	44.81

Unvested RSUs outstanding as of September 30, 2013	1,120	$47.27	$84,989

(1)	Inclusive of 127,199 RSUs withheld to satisfy employee minimum tax withholding requirements due to net share settlement. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

A summary of the unrecognized compensation expense, net of estimated forfeitures, and the weighted average period remaining at September 30, 2013 related to our non-vested stock options and RSU awards is presented below (in thousands, except year information):

	Stock Options	RSUs
Unrecognized compensation expense (net of forfeitures)	$100,509	$32,061
Weighted average period remaining (in years)	3.46	3.29

All shares of common stock issued in respect of the exercise of options or other equity awards since Spin-Off have been issued from authorized, but unissued common stock.

NOTE 4: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents(1)	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash (1)	$231,400	$—	$—	$231,400	$231,400	$—	$—
Level 1:

Money market funds	44,958	—	—	44,958	44,958	—	—

Subtotal	44,958	—	—	44,958	44,958	—	—

Level 2:
U.S. agency securities	38,522	13	(28)	38,507	—	16,026	22,481
U.S. treasury securities	15,298	1	—	15,299	—	15,299	—
Certificates of deposit	19,200	22	—	19,222	—	16,221	3,001
Commercial paper	999	1	—	1,000	—	1,000	—
Corporate securities	240,755	77	(339)	240,493	—	102,450	138,043
Municipal securities	5,001	—	—	5,001	—	5,001	—

Subtotal	319,775	114	(367)	319,522	—	155,997	163,525

Total	$596,133	$114	$(367)	$595,880	$276,358	$155,997	$163,525

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$141,460	$—	$—	$141,460	$141,460	$—	$—
Level 1:
Money market funds	215,052	—	—	215,052	215,052	—	—

Subtotal	215,052	—	—	215,052	215,052	—	—

Level 2:
U.S. agency securities	13,634	4	(3)	13,635	—	7,635	6,000
Commercial paper	48,710	15	(22)	48,703	9,999	38,704	—
Corporate securities	162,050	12	(180)	161,882	1,004	67,630	93,248
Municipal securities	5,003	—	(2)	5,001	—	5,001	—

Subtotal	229,397	31	(207)	229,221	11,003	118,970	99,248

Total	$585,909	$31	$(207)	$585,733	$367,515	$118,970	$99,248

(1)	Total cash does not include $40.4 million of marketable securities which were sold during the period, but had not yet settled on report date. This amount was recorded to Receivable—sale of marketable securities on our consolidated balance sheet at September 30, 2013. This cash was received on October 1, 2013.

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with contractual maturity dates of 90 days or less at the date purchased. The remaining contractual maturity dates of our long-term marketable securities range from one to three years and our short-term marketable securities include contractual maturity dates that were greater than 90 days at the date purchased and have 12 months or less remaining at September 30, 2013.

We classify our cash equivalents and marketable securities within Level 1 and Level 2 as we value our cash equivalents and marketable securities using quoted market prices (Level 1) or alternative pricing sources (Level 2). The valuation technique we used to measure the fair value of money market funds was derived from quoted prices in active markets for identical assets or liabilities. Investments in U.S. Treasury securities are considered “Level 2” valuations because we have access to quoted prices, but do not have visibility into the volume and frequency of trading for all investments. Fair values for our U.S. agency securities, commercial paper, corporate securities, certificates of deposit and municipal securities are considered “Level 2” valuations because they are obtained from pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

There were no material realized gains or losses related to sales of our marketable securities for the three and nine months ended September 30, 2013 and 2012.

As of September 30, 2013, we have marketable securities with a total fair value of $165.1 million in a total gross unrealized loss position of $0.4 million. We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature and do not consider any of our investments other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s cost basis. During the nine months ended September 30, 2013 and 2012, we did not recognize any impairment charges. We did not have any investments in marketable securities that were in a continuous unrealized loss position for 12 months or greater at September 30, 2013 or December 31, 2012.

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

Our current forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries. We recorded a net loss of $1.2 million and $0.6 million for the three and nine month periods ended September 30, 2013, respectively, related to our forward contracts in our consolidated statement of operations in Other, net. We recorded a net loss of $0.3 million for the three and nine month periods ended September 30, 2012, respectively, related to our forward contracts in our consolidated statement of operations in Other, net. The net cash received or paid related to our derivative instruments are classified as operating in our consolidated statements of cash flows, which is based on the objective of the derivative instruments.

The following tables show the fair value and notional principal amounts of our outstanding or unsettled derivative instruments that are not designated as hedging instruments (in thousands):

	Balance Sheet Caption	September 30, 2013
		Fair Value of Derivative(2)		U.S. Dollar Notional
		Asset	Liability

Foreign exchange-forward contracts (current)	Accrued and other current liabilities (1)	$—	$160	$6,604

	Balance Sheet Caption	December 31, 2012
		Fair Value of Derivative(2)		U.S. Dollar Notional
		Asset	Liability

Foreign exchange-forward contracts (current)	Accrued and other current liabilities (1)	$—	$64	$2,710

(1)	Derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. dollar.
(2)	The fair value of our derivatives are measured using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets.

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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, related party receivables, trade payables, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our consolidated balance sheets as of September 30, 2013 and December 31, 2012. The carrying value of the long-term borrowings outstanding on our Credit Agreement bears interest at a variable rate and therefore is also considered to approximate fair value.

We did not have any Level 3 assets or liabilities for the periods ended September 30, 2013 and December 31, 2012.

NOTE 5: DEBT

Term Loan Facility Due 2016 and Revolving Credit Facility

Overview

On December 20, 2011, we entered into a credit agreement, dated as of December 20, 2011, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent (this credit agreement, together with all exhibits, schedules, annexes, certificates, assignments and related documents contemplated thereby, is referred to herein as the “Credit Agreement”), which provides $600 million of borrowing including:

•	the Term Loan Facility, or Term Loan, in an aggregate principal amount of $400 million with a term of five years due December 2016; and

•	the Revolving Credit Facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

The Term Loan and any loans under the Revolving Credit Facility bear interest by reference to a base rate or a Eurocurrency rate, in either case plus an applicable margin based on our leverage ratio. We are also required to pay a quarterly commitment fee, on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The Term Loan and loans under the Revolving Credit Facility currently bear interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points.

As of September 30, 2013, we are using a one-month interest period Eurocurrency spread, which is approximately 1.7% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal is currently repayable in quarterly installments on the last day of each calendar quarter equal to 2.5% of the original principal amount with the balance due on the final maturity date. Principal payments aggregating $30 million were made during the nine months ended September 30, 2013.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of September 30, 2013, there are no outstanding borrowings under our Revolving Credit Facility. During the three and nine months ended September 30, 2013, we recorded total interest and commitment fees on our Credit Agreement of $1.8 million and $5.9 million, respectively, to interest expense, on our consolidated statement of operations. During the three and nine months ended September 30, 2012, we recorded total interest and commitment fees on our Credit Agreement of $2.1 million and $6.5 million, respectively, to interest expense on our consolidated statements of operations. All unpaid interest and commitment fee amounts as of September 30, 2013 and December 31, 2012 were not material.

Total outstanding borrowings under the Credit Agreement consist of the following (in thousands):

September 30, 2013
Short-Term Debt:
Revolving Credit Facility	$—
Term Loan	40,000

Total Short-Term Borrowings	$40,000

Long-Term Debt:
Term Loan	$310,000

Total Long-Term Borrowings	$310,000

The remaining future minimum principal payment obligations due under the Credit Agreement related to our Term Loan is as follows as of September 30, 2013 (in thousands):

Payment Amount
2013 (remaining three months)	$10,000
2014	$40,000
2015	$40,000
2016	$260,000

Total	$350,000

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

As of September 30, 2013, we believe we are in compliance with all of our debt covenants.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of September 30, 2013 and December 31, 2012, we had short-term borrowings outstanding of $26.2 million and $32.1 million, respectively.

Certain of our Chinese subsidiaries entered into a RMB 138,600,000 (approximately $22 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no-specific expiration period. During the third quarter of 2012, this credit line was increased to RMB 189,000,000 (approximately $30 million). During the nine months ended September 30, 2013, we made a payment inclusive of interest of RMB 68,283,570 (approximately $10.9 million). We currently have $11.9 million of outstanding borrowings from the Chinese Credit Facility—BOA as of September 30, 2013. Our Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate and was 5.6% as of September 30, 2013.

In addition, during April 2012, certain of our Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). This credit facility was renewed for an additional year in April 2013. During the nine months ended September 30, 2013, we made a payment inclusive of interest of RMB 24,281,546 (approximately $3.9 million). We currently have $14.3 million of outstanding borrowings from the Chinese Credit Facility—JPM as of September 30, 2013. Our Chinese Credit Facility—JPM currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate and was 5.6% as of September 30, 2013.

NOTE 6: ACQUISITIONS

During the nine months ended September 30, 2013, we completed five acquisitions for total cash consideration paid of $31.5 million, net of cash acquired. The total cash consideration is subject to adjustment based on the finalization of working capital adjustments and amounts retained with payment subject to certain indemnification obligations by the respective sellers for our benefit in future periods. We acquired TinyPost, the developer of a product that enables users to write over photos and turn them into stories, Jetsetter, a members-only private sale site for hotel bookings; CruiseWise, a cruise research and planning site; Niumba, a Spain-based vacation rental site; and GateGuru, a mobile app with flight and airport information around the world, all of which complement our existing brands in those areas of the travel ecosystem. The total purchase price of these acquisitions, all of which were accounted for as purchases of businesses under the acquisition method, have been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. The purchase price allocation of our 2013 acquisitions are preliminary and subject to revision as more information becomes available, but in any case will not be revised beyond 12 months after the acquisition date and any change to the fair value of net liabilities acquired will lead to a corresponding change to the purchase price allocable to goodwill. Acquisition-related costs were expensed as incurred and were not significant.

The following table presents the summary purchase price allocation initially recorded for all 2013 acquisitions on our consolidated balance sheets at the respective acquisition dates (in thousands):

Total
Net liabilities (1)	$(14,195)
Goodwill (2)	34,137
Intangible assets (3)	16,944
Deferred tax liability	(1,352)

Total purchase price consideration (4)	$35,534

(1)	Includes cash acquired of $2.9 million.
(2)	The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in these transactions is primarily attributable to expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces. Goodwill in the amount of $17.4 million is expected to be deductible for tax purposes.
(3)	Identifiable definite-lived intangible assets were comprised of developed technology of $1.6 million, trade names of $7.0 million, customer relationships of $7.9 million, and non-compete agreements of $0.4 million. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the companies was 8.3 years, which will be amortized on a straight-line basis over their estimated useful lives from acquisition date.
(4)	Subject to adjustment based on (i) final working capital adjustment calculations, and (ii) indemnification obligations of the acquired company stockholders.

Our consolidated financial statements include the operating results of all acquired businesses from the date of each acquisition. Pro forma results of operations for all 2013 acquisitions have not been presented in our consolidated financial statements as the financial impact to our consolidated financial statements both individually and in aggregate, are not material. There were no acquisitions completed during the nine months ended September 30, 2012.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

The change in goodwill for the nine months ended September 30, 2013 consists of the following (in thousands):

Total
Balance at December 31, 2012	$471,684

Additions (1)	34,137
Purchase price allocation adjustments (2)	(5,391)
Foreign exchange translation adjustments	256

Balance at September 30, 2013	$500,686

(1)	The additions to goodwill relate to our business acquisitions. See “Note 6—Acquisitions,” above for further information.
(2)	Purchase price allocation adjustments related to our 2012 and 2013 acquisitions, primarily related to tax related adjustments for acquired net operating loss carryforwards or NOL’s.

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following (in thousands):

	September 30, 2013	December 31, 2012

Intangible assets with definite lives	$33,707	$21,382
Less: accumulated amortization	(13,000)	(13,492)

Intangible assets with definite lives, net	20,707	7,890
Intangible assets with indefinite lives	30,300	30,300

	$51,007	$38,190

The following table presents the components of our intangible assets with definite lives:

		September 30, 2013			December 31, 2012
	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)			(In thousands)
Trade names and trademarks	8.1	$17,232	$(6,824)	$10,408	$14,431	$(9,029)	$5,402
Subscriber relationships	6.2	13,682	(5,124)	8,558	5,617	(3,511)	2,106
Technology and other	3.1	2,793	(1,052)	1,741	1,334	(952)	382

Total	6.9	$33,707	$(13,000)	$20,707	$21,382	$(13,492)	$7,890

Intangible assets with definite lives are amortized on a straight-line basis. The estimated amortization expense for intangible assets with definite lives for the remainder of 2013, the annual expense for the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets, is expected to be as follows (in thousands):

2013 (remaining three months)	$1,462
2014	4,631
2015	2,713
2016	2,213
2017	2,052
2018	2,052
2019 and thereafter	5,584

Total	$20,707

NOTE 8: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Accrued salary, bonus, and related benefits	$32,449	$29,438
Accrued marketing costs	26,225	11,941
Accrued charitable foundation payments	6,150	6,757
Accrued treasury share purchases	4,756	—
Other	25,588	15,100

Total accrued expenses and other current liabilities	$95,168	$63,236

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

The following table presents our estimated future minimum rental payments under all operating leases with non-cancelable lease terms having initial terms in excess of one year as of September 30, 2013 (in thousands):

Total Payments
2013 (remaining three months)	$2,679
2014	10,221
2015	8,879
2016	12,951
2017	13,358
2018 and thereafter	149,643

Total (1)	$197,731

(1)	Excludes spending on anticipated leasehold improvements on our Needham, Massachusetts lease, including design, development, construction costs, the purchase and installation of equipment, and receipt of related Landlord incentives which we estimate will begin in October 2014.

There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2012. (Refer to “Note 12—Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.)

Legal Proceedings

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Rules of the U.S. Securities and Exchange Commission require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve claims for damages for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that the Company and its subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

Our effective tax rate for the three and nine months ended September 30, 2013 was 33.2% and 28.2%, respectively. Our effective tax rate for the three and nine months ended September 30, 2012 was 34.4% and 32.6%, respectively. For the three and nine months ended September 30, 2013, the effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The decrease in the effective tax rate for 2013 compared to the 2012 rate was primarily due to an increase in earnings in jurisdictions outside the United States as well as an internal restructuring that occurred during the fourth quarter of 2012. This restructuring was undertaken within our non-US operations to align our global structure for more efficient treasury management and global cash deployment. Additionally, the rate for the three months ended September 30, 2013 includes a release of an accrual for uncertain tax benefits in the amount of $1.8 million as a result of receiving a Private Letter Ruling from a taxing authority.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of September 30, 2013, accrued interest is $0.9 million, net of federal benefit, and no penalties have been accrued.

For all periods prior to and through the Spin-Off date, we were a member of the Expedia consolidated tax group. Accordingly, Expedia filed a consolidated federal income tax return and certain state income tax returns with us for that period. Expedia has paid the entire income tax liability associated with these filings. As such, our income tax liability for this period was transferred to Expedia upon Spin-Off and was not included in income taxes payable as of December 31, 2011. Additionally, due to continuing ownership and business relationships after the Spin-Off, we will file as part of a unitary combined group with Expedia for certain state tax returns for the 2012 tax period.

As of September 30, 2013, the Company’s tax years for 2009 through 2012 are subject to examination by the tax authorities in the United States, various states, and foreign jurisdictions. By virtue of previously filed consolidated income tax returns filed with Expedia, we are routinely under audit. We are currently under an IRS audit for the 2009 and 2010 tax years, and have various ongoing state income tax audits. As of September 30, 2013, no material assessments have resulted from these audits. These audits include questioning the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns. We are no longer subject to tax examinations by tax authorities for years prior to 2007.

NOTE 11: STOCKHOLDERS’ EQUITY

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share on most matters. Holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% percent of the total number of directors, rounded up to the next whole number, which was three directors as of September 30, 2013. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of TripAdvisor the holders of both classes of common stock have equal rights to receive all the assets of TripAdvisor after the rights of the holders of the preferred stock have been satisfied. There were 131,372,883 and 129,289,174 shares of common stock issued and outstanding, respectively, at September 30, 2013 and 12,799,999 shares of Class B common stock issued and outstanding at September 30, 2013.

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. At September 30, 2013, no preferred shares had been issued.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is primarily comprised of accumulated foreign currency translation adjustments, as follows (in thousands):

	September 30, 2013	December 31, 2012
Net unrealized loss on securities, net of tax (1)	$(151)	$(104)
Cumulative foreign currency translation adjustments (2)	(1,157)	(765)

Total accumulated other comprehensive loss	$(1,308)	$(869)

(1)	Net of unrealized tax benefits of $0.1 million and $0.1 million at September 30, 2013 and December 31, 2012, respectively.
(2)	Our foreign subsidiary earnings are considered indefinitely reinvested; therefore; deferred taxes are not provided on foreign currency translation adjustments.

Treasury Stock

On February 15, 2013, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. We intend to use available cash and future cash from operations to fund repurchases under the share repurchase program. The repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. Our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the Company and its stockholders.

During the nine month period ended September 30, 2013, we repurchased 2,083,709 shares of outstanding common stock under the share repurchase program at an aggregate cost of $142.3 million, of which $4.8 million remains payable at September 30, 2013. As of September 30, 2013, from the authorized share repurchase program granted by the Board of Directors we have remaining $107.7 million to repurchase shares of our common stock.

Dividends

During the period January 1, 2013 through September 30, 2013, our Board of Directors did not declare any dividends on our outstanding common stock and do not expect to pay any cash dividends for the foreseeable future.

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

The following table is a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Adjusted EBITDA	$104,422	$107,059	$326,601	$288,169
Depreciation (1)	(7,634)	(5,037)	(20,834)	(14,033)
Amortization of intangible assets	(1,443)	(1,310)	(4,182)	(4,909)
Stock-based compensation	(11,651)	(8,463)	(35,470)	(19,923)
Other expense, net	(71)	(1,439)	(8,154)	(10,619)
Provision for income taxes	(27,741)	(31,275)	(72,792)	(77,814)

Net income	$55,882	$59,535	$185,169	$160,871

(1)	Includes amortization of internal use software and website development costs.

NOTE 13: EARNINGS PER SHARE

Basic Earnings Per Share

We compute basic earnings per share by dividing net income attributable to TripAdvisor by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2013 and 2012, we computed the weighted average number of common shares outstanding during the period using the total of common stock and Class B common stock outstanding as of December 31, 2012 and 2011, respectively, plus the weighted average of any additional shares issued and outstanding less the weighted average of any treasury shares repurchased, during the three and nine months ended September 30, 2013 and 2012, respectively.

Diluted Earnings Per Share

We compute diluted earnings per share by dividing net income attributable to TripAdvisor by the sum of the weighted average number of common and common equivalent shares outstanding during the period. For the three and nine months ended September 30, 2013 and 2012, we computed the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of common equivalent shares related to stock options and stock warrants and the vesting of restricted stock units using the treasury stock method during the three and nine months ended September 30, 2013 and 2012, respectively, and (iii) if dilutive, performance based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating diluted earnings per share (in thousands, except for per share information):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to TripAdvisor	$55,882	$59,360	$185,169	$160,490
Denominator:
Weighted average shares used to compute Basic EPS	142,690	142,342	143,095	138,458
Weighted average effect of dilutive securities:
Stock options	2,435	1,223	1,925	1,249
RSUs	329	92	238	129
Stock warrants	—	—	—	681

Weighted average shares used to compute Diluted EPS	145,454	143,657	145,258	140,517

Basic EPS	$0.39	$0.42	$1.29	$1.16
Diluted EPS	$0.38	$0.41	$1.27	$1.14

The following potential common shares related to stock options and RSUs were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(1)	2012(2)	2013(1)	2012(2)
Stock options	1,360	4,921	2,559	3,584
RSUs	47	—	32	20

Total	1,407	4,921	2,591	3,604

(1)	These totals do not include 155,000 performance based options and 44,000 performance based RSUs representing the right to acquire 199,000 shares of common stock for which all targets required to trigger vesting have not been achieved as of September 30, 2013; therefore, such awards were excluded from the calculation of weighted average shares used to compute diluted earnings per share for those reporting periods.
(2)	These totals do not include performance based options and RSUs representing the right to acquire 110,000 shares and 400,000 shares of common stock for which all targets required to trigger vesting had not been achieved as of September 30, 2012; therefore, such awards were excluded from the calculation of weighted average shares used to compute diluted earnings per share for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 14: RELATED PARTY TRANSACTIONS

Expedia

Subsequent to the Spin-Off, we remained a related party with Expedia due to common ownership of our shares and shares of Expedia by Liberty Interactive Corporation.

Related-party revenue from Expedia was $56.2 million and $171.0 million for the three and nine months ended September 30, 2013, respectively, and was $56.9 million and $164.2 million for the three and nine months ended September 30, 2012, respectively, which primarily consists of click-based advertising and other advertising services provided to Expedia and its subsidiaries and is recorded at contract value, which we believe is a reasonable reflection of the value of the services provided. Related-party revenue represented 22.0% and 23.4% of our total revenue for the three and nine months ended September 30, 2013, respectively, and 26.7% and 27.7% of our total revenue for the three and nine months ended September 30, 2012, respectively. Other related-party operating expenses which were included within selling and marketing expense were $1.8 million and $4.9 million for the three and nine months ended September 30, 2013, respectively, and were $1.7 million and $5.2 million for the three and nine months ended September 30, 2012, respectively, which primarily consisted of marketing expense for exit windows. The net related party receivable balances with Expedia reflected in our consolidated balance sheets as of September 30, 2013 and December 31, 2012 were $33.9 million and $24.0 million, respectively.

Liberty Interactive Corporation

As of September 30, 2013, Liberty Interactive Corporation, or Liberty, beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 14.0% of the outstanding shares of common stock and 100% of the outstanding shares of Class B Common Stock. Assuming the conversion of all of the Liberty’s shares of Class B common stock into common stock, Liberty would beneficially own 21.8% of the outstanding common stock (calculated in accordance with Rule 13d-3). Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, Liberty may be deemed to beneficially own equity securities representing approximately 56.8% of our voting power as of September 30, 2013.

We had no related party transactions with Liberty during the nine months ended September 30, 2013 and 2012, respectively.

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

Overview

We are the world’s largest online travel company, empowering users to plan and have the perfect trip. Our travel research platform aggregates reviews and opinions from our community about destinations, accommodations (including hotels, resorts, motels, B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. Our branded websites include tripadvisor.com in the United States and localized versions of the website in 33 other countries, including China under the brand daodao.com. Our TripAdvisor branded websites globally averaged more than 260 million monthly unique visitors for the quarter ended September 30, 2013, according to Google Analytics. We feature over 125 million reviews and opinions and we have built a base of approximately 57 million marketable members. Marketable members are members that have registered on our site and given us permission to email them. While we believe growth in marketable members increases user engagement and traffic to our site, we do not consider it to be a key driver of our overall revenue. Beyond travel-related content, our websites also include links to the websites of our customers, including travel advertisers, allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we now manage and operate 20 other travel media brands: www.airfarewatchdog.com, www.bookingbuddy.com, www.cruisecritic.com, www.everytrail.com, www.familyvacationcritic.com, www.flipkey.com, www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.independenttraveler.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.virtualtourist.com, www.whereivebeen.com, and www.kuxun.cn, connected by the common goal of providing comprehensive travel planning resources across the travel sector.

For additional information about our portfolio of brands, see “Other Travel Brands and Websites” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Business Model

We derive substantially all of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of our revenue is generated through a combination of subscription-based offerings, selling room nights on our transactional sites, and other revenue including content licensing. For the nine months ended September 30, 2013, we earned $552 million in revenue from click-based advertising, $86 million in revenue from display-based advertising and $94 million in revenue from subscription-based offerings, transaction revenue and other revenue.

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

Key Drivers of Click-Based Advertising Revenue

For the three and nine months ended September 30, 2013, 74% and 75%, respectively, of our total revenue came from our core CPC-based lead generation product. For the three and nine months ended September 30, 2012, 79% and 78%, respectively, of our total revenue came from our CPC-based lead generation product. The key drivers of our click-based advertising revenue include the growth in monthly unique hotel shoppers and revenue per hotel shopper.

•	Hotel shoppers: Total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth. We track and analyze sub-segments of traffic and their correlation to revenue generation and utilize hotel shoppers as an indicator of revenue growth. We use the term “hotel shoppers” to refer to users who view a listing of hotels in a city or visitors who view a specific hotel page. Hotel shoppers tend to be seasonal and also tend to vary based on general economic conditions. Our number of hotel shoppers increased 37% and 40% for the three and nine month periods ended September 30, 2013, respectively, and increased 29% and 31% for the three and nine months ended September 30, 2012, respectively, according to our log files.

•	Revenue per hotel shopper: Revenue per hotel shopper is a metric we use to analyze how effectively we are able to monetize hotel shoppers based on a combination of user conversion and pricing. User conversion is a measure of how many hotel shoppers ultimately click on a CPC link that generates revenue for us. User conversion on our site is primarily driven by three factors: merchandising, commerce coverage and choice. We define merchandising as the number and location of ads that are available on a page; we define commerce coverage as whether we have a client who can take an online booking for a particular property; and we define choice as the number of clients available for any given property, allowing the user to shop for the best price. Pricing is the effective CPC that online travel agencies and hoteliers are willing to pay us for a hotel shopper lead. Revenue per hotel shopper decreased 19% and 15% for the three and nine months ended September 30, 2013, respectively, and decreased 9% for both the three and nine month periods ended September 30, 2012.

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

Key Drivers of Display-Based Advertising Revenue

For both the three and nine months ended September 30, 2013, 12% of our total revenue came from our display-based advertising product. The key drivers of our display-based advertising revenue include the growth in number of impressions, or the number of times an ad is displayed on our site, and the cost per thousand impressions, or CPM (or pricing). Our number of impressions increased 36% and 27% for the three and nine months ended September 30, 2013, respectively, and decreased 2% and increased 7% for the three and nine months ended September 30, 2012, respectively, while pricing decreased 4% and 6% for the three and nine months ended September 30, 2013, respectively, and increased 9% and 3% for the three and nine months ended September 30, 2012, respectively.

Key Growth Areas

We continue to invest in areas of potential growth, including our social, mobile and global initiatives as well as our subscription-based products, such as Vacation Rentals and Business Listings.

Social. Our Wisdom of Friends initiative is a core component of our strategic growth plan; 76% of respondents to a recent Nielsen study cited “recommendations from people I know” as the information source that they trust most. We believe that having a strong social presence improves engagement on our sites and improves the sites’ “stickiness” amongst the users. As a result, we continue to deepen our integration with Facebook. As of September 30, 2013, and according to AppData, an independent application tracking traffic service, TripAdvisor has averaged more than 39 million monthly Facebook users via its TripAdvisor Facebook application id. We offer these Facebook users a more personalized and social travel planning experience that enables travelers to engage with their own Facebook friends’ reviews and opinions when planning their perfect trip on TripAdvisor.

Mobile. Mobile is an investment area that is geared towards creating a more complete user experience by reinforcing the TripAdvisor brand when users are in-market. In the quarter ended September 30, 2013, we saw strong mobile user uptake, as aggregate downloads of our TripAdvisor, City Guides, SeatGuru, Jetsetter and GateGuru mobile apps reached 69 million downloads and average unique monthly visitors via smartphone and tablet devices grew 177% year-over-year from 39.2 million to 108.4 million, according to company logs. We believe that travelers will increasingly use mobile devices, including smartphones and tablets, to conduct travel research and planning.

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

Current Trends Affecting Our Business

Increasing Competition. The travel review industry and, more generally, the business of collecting and aggregating travel-related resources and information, continues to be increasingly competitive. In recent years, an increasing number of companies, such as search companies Google Inc. and Baidu.com, Inc. and several large online travel agencies, have begun to collect and aggregate travel information and resources. We plan to continue to invest in order to remain the leading source of travel reviews as well as continue to enhance our content and user experience.

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

Increasing Mobile Usage. Users are increasingly using smartphone and tablet computing devices to access the Internet. To address these growing user demands, we continue to extend our platform to develop smartphone and tablet applications to deliver travel information and resources. Although the substantial majority of our smartphone users also access and engage with our websites on personal computers and tablets where we display advertising, our users could decide to access our products primarily through smartphone devices. We have just begun to display graphic advertising on smartphones, however, our smartphone monetization strategies are still developing, as smartphone monetization was less than 20% of desktop monetization of hotel shoppers during the nine months ended September 30, 2013 while tablets monetize more closely to desktops. Mobile growth and development remains a key company priority and we will continue to invest and innovate in this growing platform to help us maintain and grow our user base and engagement over the long term.

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

•	Investment in Technology. We believe that our ability to continue to innovate by providing additional functionality to our main Internet sites, while at the same time continuing to extend that functionality to additional platforms such as smartphones and tablets, will enable us to continue providing an industry-leading user experience. We have a strong culture of speed-to-market with our innovations. By innovating and releasing updates quickly, we believe that we can continue to grow our site visitors and over 125 million reviews and opinions, increase revenue and effectively compete with our competitors.

•	Social Platform. We intend to continue to expand our social integration and member acquisition efforts with social media, including Facebook, Twitter and other social sharing platforms. We believe that this integration will enable us to continue to grow and maintain engagement with our user base and increase our content. For example, when searching for a hotel on TripAdvisor, users can see which hotels their Facebook friends and friends-of-friends have visited and reviewed. Users can share their reviews and ratings with their friends and publish their activity to their timelines. Users can also update their travel map and rate new experiences on Facebook.

•	Metasearch. A metasearch display is an interface that shows hotel or flight availability and pricing information from multiple sources, without requiring the user to visit another website. We have offered a flight metasearch product since 2009, expanding internationally to 19 points of sale in 2012 and increasing to 29 points of sale as of September 30, 2013. In 2012, we invested in building hotel metasearch functionality for our smartphone platforms and introducing it to 100% of our global smartphone traffic. In early June 2013, we completed the process of fully implementing hotel metasearch functionality onto our desktop and tablet platforms. We believe metasearch functionality provides a better user experience while delivering more valuable leads to advertising partners, however at a lower volume per session. Click-based advertising customers are receiving higher converting leads and therefore are paying higher per-unit prices, which we expect will offset the decreased lead volume. We expect to continue to invest in evolving our metasearch functionality on our site, because we believe that providing hotel and flight pricing and availability deliver a better user experience.

•	Investment in Search Engine Marketing. One of the ways that we look to penetrate new markets is to leverage our expertise in search engine marketing, or SEM. SEM is a form of Internet marketing that involves the promotion of websites by increasing their visibility in search engine results pages through the use of paid placement, contextual advertising, and paid inclusion. In certain markets we may bid on keywords to break even or at a loss in order to drive traffic, build our brand, gain more users to our product, collect content and scale more quickly. We think SEM is an important channel because it delivers a significant number of brand impressions and can be a cost-effective method to get people to try our sites.

•	Enhance International Offerings. We are focused on strengthening our broad global footprint. We are continuing to improve localization and grow our user base in Europe, Asia and South America, especially in emerging markets, such as Brazil, Russia and China. These and the other newer sites in Asia-Pacific represent a longer-term opportunity for us. We believe that China represents a large international opportunity for our business. We currently have two lead product offerings in the Chinese market—DaoDao and Kuxun—both headquartered in Beijing. We continue to invest heavily and operate at a loss in the Chinese market.

•	Acquisitions. We have a history of successfully acquiring and integrating companies that expand our footprint either geographically or in market sectors that are complementary to our flagship properties. We intend to continue to seek acquisition targets.

Segment

We have one reportable segment. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

Employees

As of September 30, 2013, we had 1,939 employees. Of these employees, 1,118 were based in the United States. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Refer to “Note 2—Significant Accounting Policies,” for additions to our critical accounting policies for the nine months ended September 30, 2013.

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

Results of Operations

Selected Financial Data

(in thousands, except per share data)

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Revenue	$198,969	$155,835	28%	$560,992	$429,370	31%
Related-party revenue from Expedia	56,167	56,875	(1)%	171,000	164,203	4%

Total revenue	255,136	212,710	20%	731,992	593,573	23%
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	5,207	2,876	81%	13,135	8,536	54%
Selling and marketing (2)	98,204	67,647	45%	260,069	199,279	31%
Technology and content (2)	34,398	23,535	46%	95,116	62,950	51%
General and administrative (2)	24,556	20,056	22%	72,541	54,562	33%
Depreciation	7,634	5,037	52%	20,834	14,033	48%
Amortization of intangible assets	1,443	1,310	10%	4,182	4,909	(15)%

Total costs and expenses	171,442	120,461	42%	465,877	344,269	35%

Operating income	83,694	92,249	(9)%	266,115	249,304	7%
Other income (expense):

Interest income	475	76	525%	1,316	260	406%
Interest expense	(2,562)	(2,882)	(11)%	(7,875)	(8,403)	(6)%
Other, net	2,016	1,367	47%	(1,595)	(2,476)	(36)%

Total other expense, net	(71)	(1,439)	(95)%	(8,154)	(10,619)	(23)%

Income before income taxes	83,623	90,810	(8)%	257,961	238,685	8%
Provision for income taxes	(27,741)	(31,275)	(11)%	(72,792)	(77,814)	(6)%

Net income	55,882	59,535	(6)%	185,169	160,871	15%
Net (income) loss attributable to noncontrolling interest	—	(175)	(100)%	—	(381)	(100)%

Net income attributable to TripAdvisor, Inc.	$55,882	$59,360	(6)%	$185,169	$160,490	15%

Earnings Per Share attributable to TripAdvisor, Inc.
Basic	$0.39	$0.42	(7)%	$1.29	$1.16	11%
Diluted	$0.38	$0.41	(7)%	$1.27	$1.14	11%
Weighted Average Common Shares Outstanding:
Basic	142,690	142,342	—%	143,095	138,458	3%
Diluted	145,454	143,657	1%	145,258	140,517	3%
Other Financial Data:
Adjusted EBITDA (3)	$104,422	$107,059	(2)%	$326,601	$288,169	13%

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$245	$183		$656	$547
Amortization of website development costs included in depreciation	4,954	3,231		13,741	8,923

	$5,199	$3,414		$14,397	$9,470
(2) Includes stock-based compensation as follows:
Selling and marketing	$2,795	$1,184		$7,354	$3,185
Technology and content	$5,479	$3,187		$15,901	$7,125
General and administrative	$3,377	$4,092		$12,215	$9,613

(3)	See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

The following table is a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Adjusted EBITDA	$104,422	$107,059	$326,601	$288,169
Depreciation (1)	(7,634)	(5,037)	(20,834)	(14,033)
Amortization of intangible assets	(1,443)	(1,310)	(4,182)	(4,909)
Stock-based compensation	(11,651)	(8,463)	(35,470)	(19,923)
Other expense, net	(71)	(1,439)	(8,154)	(10,619)
Provision for income taxes	(27,741)	(31,275)	(72,792)	(77,814)

Net income	$55,882	$59,535	$185,169	$160,871

(1)	Includes amortization of internal use software and website development costs.

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

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Click-based advertising	$189	$168	13%	$552	$464	19%
Display-based advertising	31	24	29%	86	72	20%
Subscription, transaction and other	35	21	68%	94	58	63%

Total revenue	$255	$213	20%	$732	$594	23%

Revenue increased $42 million and $138 million during the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012, primarily due to an increase in click-based advertising revenue of $21 million and $88 million, respectively. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 37% and 40% for the three and nine months September 30, 2013, respectively, partially offset by lower revenue per hotel shopper of 19% and 15% for the three and nine months ended September 30, 2013, respectively, primarily due to a combination of lower user conversion related to our transition to hotel metasearch, growth in hotel shoppers on smartphones, which have a lower monetization rate than desktops and tablets, and growth in emerging international markets that are currently monetizing at lower levels than our mature markets. We expect the lower user conversion trend to continue due to our recent transition to hotel metasearch, which we anticipate will negatively impact revenue growth over the balance of the year. Display-based advertising increased by $7 million and $14 million during the three and nine months ended September 30, 2013, respectively, primarily as a result of a 36% and 27% increase in the number of impressions during the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012, partially offset by a decrease in pricing by 4% and 6% for the three and nine months ended September 30, 2013, respectively. Subscription, transaction and other revenue increased by $14 million and $36 million during the three and nine month periods ended September 30, 2013, respectively, primarily due to growth in Business Listings.

The following table presents our revenue by geographic region, which reflects how we measure our business internally. Revenue by geography is based on the location of our websites:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
North America (1)	$130	$112	16%	$385	$320	20%
EMEA (2)	83	69	19%	227	192	19%
APAC (3)	33	23	45%	90	59	53%
LATAM (4)	9	9	12%	30	23	26%

Total revenue	$255	$213	20%	$732	$594	23%

(1)	United States and Canada*
(2)	Europe, Middle East and Africa
(3)	Asia-Pacific
(4)	Latin America
*	Included in international revenue for discussion purposes.

International revenue increased $27 million and $79 million during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. International revenue represented 53% and 51% of total revenue during the three and nine months ended September 30, 2013, and represented 50% and 49% of total revenue during the three and nine months ended September 30, 2012, respectively. The increase in international revenue, in absolute dollars and as a percentage of total revenue, is primarily due to additional investment in international expansion and growth in international hotel shoppers.

In addition to the product and geographic revenue discussion above, related-party revenue from Expedia, which consists primarily of click-based advertising, is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Related party revenue from Expedia	$56	$57	(1)%	$171	$164	4%
% of revenue	22.0%	26.7%		23.4%	27.7%

Related-party revenue from Expedia decreased $1 million and increased $7 million during the three and nine month periods ended September 30, 2013, respectively, when compared to the same periods in 2012. Related-party revenue from Expedia increased $7 million during the nine months ended September 30, 2013 when compared to the same period in 2012, primarily due to lower click volume sent to Expedia, primarily related to our transition to hotel metasearch which was more than offset by higher CPC pricing paid by Expedia during this time period. For information on our relationship with Expedia, including recent material transactions, refer to “Note 14—Related Party Transactions” in the notes to our consolidated financial statements.

Cost of Revenue

Cost of revenue consists of expenses that are closely correlated or directly related to revenue generation, including ad serving fees, flight search fees, credit card fees and data center costs.

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Cost of revenue	$5	$3	81%	$13	$9	54%
% of revenue	2.0%	1.4%		1.8%	1.4%

Cost of revenue increased $2 million and $4 million during the three and nine month periods ended September 30, 2013, respectively, when compared to the same periods in 2012, primarily due to increased data center costs, driven by higher site traffic and merchant credit card fees.

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

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Direct costs	$66	$45	49%	$170	$134	27%
Personnel and overhead	32	23	39%	90	65	38%

Total selling and marketing	$98	$68	45%	$260	$199	31%

% of revenue	38.5%	31.8%		35.5%	33.6%

Direct selling and marketing costs increased $21 million and $36 million during the three and nine month periods ended September 30, 2013, respectively, when compared to the same periods in 2012, primarily due to increased SEM costs, other traffic acquisition costs, and brand advertising costs, partially offset by a decrease in spending in social media costs. Personnel and overhead costs increased $9 million and $25 million during the three and nine month periods ended September 30, 2013, respectively, when compared to the same periods in 2012, primarily due to an increase in headcount to support business growth, including international expansion, and employees joining us through recent business acquisitions.

Technology and Content

Technology and content expenses consist of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing and maintenance of our websites. Other costs include licensing and maintenance expense.

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$32	$22	47%	$89	$58	54%
Other	2	2	33%	6	5	15%

Total technology and content	$34	$24	46%	$95	$63	51%

% of revenue	13.5%	11.1%		13.0%	10.6%

Technology and content costs increased $10 million and $32 million during the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion, enhanced site features, extending our products onto smartphone and tablet platforms, and development of our new hotel metasearch product, as well as an increase in stock based compensation and additional personnel costs related to employees joining us through recent business acquisitions.

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

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$17	$14	21%	$48	$36	31%
Professional service fees and other	8	6	25%	25	19	38%

Total general and administrative	$25	$20	22%	$73	$55	33%

% of revenue	9.6%	9.4%		9.9%	9.2%

General and administrative costs increased $5 million and $18 million during the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012, primarily due to increased personnel costs related to an increase in stock-based compensation, as well as increased headcount to support business growth and additional professional service fees in order to support our operations as a standalone public company and an increase in our bad debt provision.

Depreciation

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Depreciation	$8	$5	52%	$21	$14	48%
% of revenue	3.0%	2.4%		2.8%	2.4%

Depreciation increased $3 million and $7 million during the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012, primarily due to increased amortization related to website development costs.

Amortization of Intangible Assets

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$1	$1	10%	$4	$5	(15)%
% of revenue	0.6%	0.6%		0.6%	0.8%

The change in intangible asset amortization is not material for the periods presented. Refer to “Note 7—Goodwill and Intangible Assets, Net” for estimated remaining intangible amortization for the year ending December 31, 2013.

Interest Income

Interest income primarily consists of interest earned and amortization of discounts and premiums on our marketable securities.

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Interest income	$0	$0	525%	$1	$0	406%
% of revenue	0.2%	0.0%		0.2%	0.0%

The increase in interest income is primarily due to the fact that we began investing in marketable securities during the fourth quarter of 2012. Refer to “Note 4—Financial Instruments” for additional information on our current portfolio as of September 30, 2013.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our Credit Agreement and Chinese Credit Facilities.

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Interest expense	$3	$3	(11)%	$8	$8	(6)%
% of revenue	1.0%	1.4%		1.1%	1.4%

The decrease in interest expense is primarily due to the slightly lower outstanding borrowings and interest rates for the three and nine month periods ended September 30, 2013 over the same periods during 2012. Refer to “Note 5—Debt” for additional information on our outstanding borrowings at September 30, 2013.

Other, Net

Other, net is primarily comprised of net foreign exchange gains and losses for the periods presented.

Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$28	$31	(11)%	$73	$78	(6)%
Effective tax rate	33.2%	34.4%		28.2%	32.6%

For the three and nine months ended September 30, 2013, our effective tax rate is less than the federal statutory tax rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The change in the effective tax rate for 2013 compared to the 2012 rate was primarily due to an increase in earnings in jurisdictions outside the United States as well as the internal restructuring that was implemented in the last quarter of 2012. Additionally, the rate for the quarter includes a release of an accrual for uncertain tax benefits in the amount of $1.8 million as a result of receiving a Private Letter Ruling from a taxing authority.

Related Party Transactions

For information on our relationships with Expedia and Liberty Interactive Corporation, including recent material transactions, refer to “Note 14—Related Party Transactions” in the notes to our consolidated financial statements.

Stock-Based Compensation

Refer to “Note 3—Stock Based Awards and Other Equity Instruments” for further information on current year equity award activity, including the issuance of 2,776,247 primarily service based stock options with a weighted average grant-date fair value per option of $28.11 and 1,083,082 RSUs with a weighted average grant-date fair value of $48.84 during the nine months ended September 30, 2013.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations. At September 30, 2013 and December 31, 2012, we had $596 million, which does not include $40.4 million of cash related to unsettled sales of marketable securities which was received subsequent to report date, and $586 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of September 30, 2013, approximately $374 million of our cash, cash equivalents, and short and long-term marketable securities were held by our international subsidiaries, primarily in the United Kingdom, and are related to earnings we intend to reinvest permanently outside the United States. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $466 million as of September 30, 2013. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Cash held is primarily denominated in U.S. dollars.

Historically, the cash we generate has been sufficient to fund our working capital requirements, capital expenditures and to meet our long-term debt obligations and commitments. Management believes that our cash and cash equivalents and available-for-sale marketable securities, combined with expected cash flows generated by operating activities and available cash from our credit facilities will be sufficient to fund our ongoing working capital requirements, capital expenditures, business growth initiatives, meet our long term debt obligations and commitments, share repurchases and fund any potential acquisitions for at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business growth initiatives, either of which could have a material adverse effect on our future financial condition or results of operations.

Term Loan Facility Due 2016 and Revolving Credit Facility

Overview

On December 20, 2011, we entered into a credit agreement, dated as of December 20, 2011, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent (this credit agreement, together with all exhibits, schedules, annexes, certificates, assignments and related documents contemplated thereby, is referred to herein as the “Credit Agreement”), which provides $600 million of borrowing including:

•	the Term Loan Facility, or Term Loan, in an aggregate principal amount of $400 million with a term of five years due December 2016; and

•	the Revolving Credit Facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

The Term Loan and any loans under the Revolving Credit Facility bear interest by reference to a base rate or a Eurocurrency rate, in either case plus an applicable margin based on our leverage ratio. We are also required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The Term Loan and loans under the Revolving Credit Facility currently bear interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points.

As of September 30, 2013, we are using a one-month interest period Eurocurrency spread, which is approximately 1.7% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically. A 25 basis point change in the interest rate on the current Term Loan balance would result in an increase or decrease to interest expense of approximately $0.9 million per annum.

The Term Loan principal is currently repayable in quarterly installments on the last day of each calendar quarter equal to 2.5% of the original principal amount with the balance due on the final maturity date. Principal payments aggregating $30 million were made during the nine months ended September 30, 2013.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of September 30, 2013, there are no outstanding borrowings under our Revolving Credit Facility.

During the three and nine months ended September 30, 2013, we recorded total interest and commitment fees on our Credit Agreement of $1.8 million and $5.9 million, respectively, to interest expense on our consolidated statement of operations. During the three and nine months ended September 30, 2012, we recorded total interest and commitment fees on our Credit Agreement of $2.1 million and $6.5 million, respectively, to interest expense on our consolidated statements of operations. All unpaid interest and commitment fee amounts as of September 30, 2013 and December 31, 2012 were not material.

The remaining future minimum principal payment obligations due under the Credit Agreement related to our Term Loan is as follows as of September 30, 2013 (in millions):

Payment Amount
2013 (remaining three months)	$10
2014	$40
2015	$40
2016	$260

Total	$350

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

As of September 30, 2013, we believe we are in compliance with all of our debt covenants.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of September 30, 2013 and December 31, 2012, we had short term borrowings outstanding of $26.2 million and $32.1 million, respectively.

Certain of our Chinese subsidiaries entered into a RMB 138,600,000 (approximately $22 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no-specific expiration period. During the third quarter of 2012 this credit line was increased to RMB 189,000,000 (approximately $30 million). During the nine months ended September 30, 2013, we made a payment inclusive of interest of RMB 68,283,570 (approximately $10.9 million). We currently have $11.9 million of outstanding borrowings from this credit facility as of September 30, 2013. Our Chinese Credit Facility—BOA currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of September 30, 2013.

In addition, during April 2012, certain of our Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). This credit facility was renewed for an additional year in April 2013. During the nine months ended September 30, 2013, we made a payment inclusive of interest of RMB 24,281,546 (approximately $3.9 million). We currently have $14.3 million of outstanding borrowings from this credit facility as of September 30, 2013. Our Chinese Credit Facility—JPM currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of September 30, 2013.

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

The following table presents our estimated future minimum rental payments under all operating leases with non-cancelable lease terms having initial terms in excess of one year as of September 30, 2013 (in millions):

Total Payments
2013 (remaining three months)	$3
2014	10
2015	9
2016	13
2017	13
2018 and thereafter	150

Total (1)	$198

(1)	Excludes spending on anticipated leasehold improvements on our Needham, Massachusetts lease, including design, development, construction costs, and the purchase and installation of equipment, and the receipt of related Landlord incentives, which we estimate will begin in October 2014.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Legal Proceedings

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Rules of the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve claims for damages for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that the Company and its subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

Consolidated Cash Flow Statements Discussion

Our cash flows are as follows (in millions):

	Nine months ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$278	$168
Investing activities	$(216)	$(14)
Financing activities	$(154)	$213

Operating Activities

For the nine months ended September 30, 2013, net cash provided by operating activities increased by $110 million or 65% when compared to the same period in 2012, primarily due to an increase in net income of $24 million, an increase in non-cash items not affecting cash flows of $21 million, which is primarily related to increased stock based compensation and depreciation. Working capital movements increased $65 million for the period ending September 30, 2013 when compared to the same period in 2012, primarily due to an increase in 2013 related to positive operating cashflow from deferred merchant payables of $14 million with the remaining increase related to the timing of customer receipts, related party cash receipts, and tax and vendor payments.

Investing Activities

For the nine months ended September 30, 2013, net cash provided by investing activities decreased by $202 million when compared to the same period in 2012, primarily due to a net increase in marketable securities purchase activity of $146 million, cash paid for 2013 business acquisitions of $32 million, net of cash acquired, and an increase in capital expenditures of $19 million. In addition, we received $7 million during the three months ended March 31, 2012 from Expedia related to the Spin-Off, which did not reoccur in 2013.

Financing Activities

For the nine months ended September 30, 2013, net cash provided by financing activities decreased by $367 million when compared to the same period in 2012 primarily due to an increase of $15 million in principal payments on our term loan, payments of $138 million for common stock share repurchases under our authorized share repurchase program, a reduction of $205 million in proceeds related to the exercise of our stock options and warrants, as all remaining warrants were settled in the first nine months of 2012, and a $15 million repayment of our outstanding borrowings on our Chinese Credit Facilities in 2013. This was offset a $10 million repayment of our outstanding borrowing on our Revolving Credit Facility in 2012 that did not reoccur in 2013.

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

There has been no material change in our market risk profile during the nine months ended September 30, 2013. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2013, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

In February 2013, we announced that our Board of Directors authorized the repurchase of $250 million of shares of our common stock under a share repurchase program. We intend to use available cash and future cash from operations to fund repurchases under the share repurchase program. The repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. Our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the company and its stockholders.

During the three months ended September 30, 2013, we repurchased 1,408,709 shares of outstanding common stock under the share repurchase program at an average price of $70.93 per share. Below is a summary of our common stock repurchases during the third quarter of 2013, the average price paid as well as the dollar value of shares that may still be purchased as of September 30, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	484,709	$63.90	484,709	$176,618,205
August 1 to August 31	479,251	$74.83	479,251	$140,757,928
September 1 to September 30	444,749	$74.38	444,749	$107,678,226

Total	1,408,709		1,408,709

(1)	On February 15, 2013, our Board of Directors authorized the repurchase of $250 million of shares of our common stock. The repurchase program has no expiration date.
(2)	These amounts include fees and commissions associated with the share repurchase.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) Consolidated Statements of Operations (Unaudited), (ii) Consolidated Statements of Comprehensive Income (Unaudited), (iii) Consolidated Balance Sheets (Unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (Unaudited), (v) Consolidated Statements of Cash Flows (Unaudited), and (vi) Notes to Unaudited Consolidated Financial Statements.

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.

By:	/S/ JULIE M.B. BRADLEY
Julie M.B. Bradley
Chief Financial Officer

October 23, 2013