Form 10-K
period 2013-12-31
TripAdvisor, Inc.
filed 2014-02-11
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,817,578,784 based on the closing price on NASDAQ on such date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at February 6, 2014
Common Stock, $0.001 par value per share	129,432,796 shares
Class B Common Stock, $0.001 par value per share	12,799,999 shares

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2013. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	If we are unable to continue to increase visitors to our websites and to cost-effectively convert these visitors into repeat users or contributors, our advertising revenue could decline.

•	Declines or disruptions in the travel industry, as a result of global economic conditions or otherwise, could adversely affect our businesses and financial performance.

•	As we derive substantially all of our revenue from advertising, any significant reduction in spending by advertisers could harm our business.

•

As we rely on a relatively small number of significant advertisers, including Expedia and Priceline (and their subsidiaries), any reduction in spending by or loss of those advertisers could seriously harm our business.

•	Growth in the use of TripAdvisor through smartphones as a substitute for use on personal computers and tablets may negatively affect our revenue and financial results.

•	We rely on the value of our brand and consumer trust in our brand, and the costs of maintaining and enhancing brand awareness, including through social and traditional media, are increasing.

•	We face competition from companies and websites that collect travel-related content, which could divert traffic from our websites causing financial harm to us.

•

Some of our customers, including some of our click-based advertising partners, are also our competitors, and the consolidation of our competitors and our partners may affect our competitiveness and partner relationships.

•

We are dependent upon the quality of traffic in our network to provide value to advertisers, and any failure in quality control could have a material adverse effect on the value of our websites to our advertisers and adversely affect our revenue.

The risks set forth above are not exhaustive. Please refer to the section entitled “Part I, Item 1A. Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the Securities and Exchange Commission, or the SEC, and to other materials we may furnish to the public from time to time through Form 8-Ks or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

PART I

Item 1.	Business

Overview

TripAdvisor is the world’s largest online travel company. Our mission is to help people around the world plan and have the perfect trip by giving them access to the reviews and opinions of the millions of travelers who make up our global online community. TripAdvisor aggregates reviews and opinions about destinations, accommodations (including hotels, B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world. Our platform also enables consumers to book hotels, vacation rentals, airline tickets, vacation packages, destination services and even cruises.

TripAdvisor was co-founded in February 2000 by Stephen Kaufer, our current President and Chief Executive Officer. TripAdvisor was acquired by IAC/InterActiveCorp, or IAC, in April 2004. In August 2005, IAC spun-off its portfolio of travel brands, including TripAdvisor, into a separate newly-formed Delaware corporation, called Expedia, Inc., or Expedia. On December 20, 2011, Expedia completed the spin-off of TripAdvisor into a separate publicly traded Delaware corporation.

2013 Highlights

Following are some business highlights for fiscal 2013:

•

We introduced hotel metasearch functionality on our TripAdvisor-branded websites to provide consumers with real-time online hotel availability and pricing information from multiple sources without requiring the user to visit another website.

•	We launched points of sale in Venezuela, Peru, Chile, and Columbia, bringing our total TripAdvisor-branded websites to 34, which includes tripadvisor.com in the United States and daodao.com in China.

•

We completed six acquisitions during 2013: TinyPost, the developer of a product that enables users to embed text over photos and turn them into stories; Jetsetter, a members-only private sale site for hotel bookings; CruiseWise, a cruise research and planning site; Niumba, a Spain-based vacation rental site; GateGuru, a mobile app with flight and airport information around the world; and Oyster, a hotel review website featuring expert reviews and photos covering approximately 150 cities.

•

We now manage and operate 20 travel media brands in addition to our flagship TripAdvisor brand, all of which are connected by the common goal of providing comprehensive travel planning resources across the travel sector.

•

Our websites globally reached more than 260 million monthly unique visitors during the year ended December 31, 2013, according to Google Analytics. At approximately 11% of the world’s monthly unique visitors in online travel, TripAdvisor remains the largest travel website in the world at December 31, 2013 according to comScore Media Metrix.

•

Cumulative downloads of TripAdvisor’s apps—including TripAdvisor, City Guides, SeatGuru, Jetsetter and GateGuru—reached 82 million and average monthly unique visitors via smartphone and tablet devices grew over 170% year-over-year to approximately 87 million for the year ended December 31, 2013, according to company logs.

•

We feature over 125 million reviews and opinions on more than 775,000 hotels and accommodations and approximately 550,000 vacation rentals—as well as more than 2 million restaurants and 400,000 attractions in 139,000 destinations throughout the world.

•

We entered into an agreement with Samsung to pre-install TripAdvisor’s market-leading mobile application onto the new Samsung GALAXY S4. In addition to pre-installing TripAdvisor’s industry-leading app, Samsung is using TripAdvisor’s user content to power its Travel Widget, Lock Screen Slideshow and City Information in Samsung Story Album.

•

We launched our first-ever major onsite affinity partnership with American Express in multiple key markets as well as an innovative digital travel magazine created in partnership with Axel Springer, a leading integrated multimedia company in Europe.

•

We released new technology and product initiatives such as native apps on iOS and Android; TripConnect, a platform that enables independent hoteliers to purchase leads from TripAdvisor and Delayed Ad Call functionality for our Display-based advertising product, a first for the travel advertising industry, which charges customers only when the ad unit is in a users’ view.

Our Flagship TripAdvisor-Branded Websites

Since the initial launch of the U.S.-based tripadvisor.com website in November 2000, TripAdvisor-branded websites have been added in the following locations in the languages described below:

Website	Target Location	Language	Launch Date
tripadvisor.com.ve	Venezuela	Spanish	September 2013
tripadvisor.com.pe	Peru	Spanish	September 2013
tripadvisor.cl	Chile	Spanish	September 2013
tripadvisor.co	Columbia	Spanish	September 2013
tripadvisor.com.eg	Egypt	Arabic	June 2011
tripadvisor.com.my	Malaysia	English	March 2011
tripadvisor.tw	Taiwan	Chinese (Traditional)	February 2011
tripadvisor.com.ar	Argentina	Spanish	December 2010
tripadvisor.co.id	Indonesia	Bahasa	November 2010
tripadvisor.gr	Greece	Greek	October 2010
tripadvisor.ru	Russia	Russian	October 2010
th.tripadvisor.com	Thailand	Thai	August 2010
tripadvisor.co.kr	South Korea	Korean	August 2010
tripadvisor.com.sg	Singapore	English	August 2010
pl.tripadvisor.com	Poland	Polish	March 2010
no.tripadvisor.com	Norway	Norwegian	March 2010
tripadvisor.com.au	Australia	English	March 2010
tripadvisor.com.tr	Turkey	Turkish	December 2009
tripadvisor.com.mx	Mexico	Spanish	December 2009
tripadvisor.dk	Denmark	Danish	December 2009
tripadvisor.ca	Canada	English	August 2009
tripadvisor.se	Sweden	Swedish	April 2009
tripadvisor.nl	Netherlands	Dutch	April 2009
daodao.com	China	Chinese (Simplified)	April 2009
tripadvisor.com.br	Brazil	Portuguese	April 2009
tripadvisor.jp	Japan	Japanese	October 2008
tripadvisor.in	India	English	August 2008
tripadvisor.es	Spain	Spanish	January 2006
tripadvisor.it	Italy	Italian	January 2006
tripadvisor.de	Germany	German	January 2006
tripadvisor.fr	France	French	January 2006
tripadvisor.co.uk	United Kingdom	English	November 2005
tripadvisor.ie	Ireland	English	November 2005

Other Travel Brands and Websites

In addition to the flagship TripAdvisor-branded websites, we have also acquired and launched numerous other travel brands, all of which are connected by the common goal of providing travelers with valuable resources across the travel sector, including resources for planning your trip as well as making the appropriate booking arrangements. These brands have expanded our reach, product breadth and appeal to domestic and international advertisers.

Brands acquired include:

Website	Date Acquired	Key Focus
oyster.com	October 2013	Hotel review website featuring expert reviews and photos covering about 150 cities.
gateguru.com	June 2013	Mobile resource for up-to-date flight and airport information around the world.
niumba.com	May 2013	A Spanish-based vacation rental site, featuring properties listed globally and the world’s largest collection of Spanish vacation rentals.
jetsetter.com	April 2013	Members-only private sale site providing insider access, expert knowledge and exclusive deals for vacations around the world.
everytrail.com	February 2011	Mobile application and website for collecting and sharing geo-tagged user-generated travel content, such as walking tours, road trips, sight-seeing tours and sailing trips.
holidaylettings.co.uk	June 2010	A leading U.K.-based vacation rental site, featuring residential properties globally listed for rental, enabling users to live like a local while on holiday.
kuxun.cn	October 2009	Travel metasearch engine, much like TripAdvisor, operating in China.
flipkey.com	August 2008	A vacation rental website featuring a large collection of vacation rental guest reviews on residential properties listed for vacation rental around the world.
onetime.com	June 2008	Comparison shopping travel website that allows travel shoppers to conduct itinerary-based, multi-site searches for flights, hotels, cruises, vacations, and car rentals.
virtualtourist.com	June 2008	Travel-oriented community website featuring user-contributed travel guides for locations worldwide.
airfarewatchdog.com	March 2008	Provides up-to-date airline deals that have been researched and verified by a team of dedicated airfare experts.
holidaywatchdog.com	January 2008	U.K.-based website for traveler reviews on hotels and destinations focusing on the Mediterranean.
cruisecritic.com	May 2007	A community of avid and first-time cruisers who enjoy the fun of planning, researching and sharing their passion for cruising. Cruise Critic offers objective cruise reviews written by expert travel writers and members.
independenttraveler.com	May 2007	A traveler’s exchange that features practical travel resources for a community of international travelers who enjoy the adventure of independent travel.
seatguru.com	March 2007	Features aircraft seat maps, seat reviews, and a color-coded system to identify superior and substandard airline seats.
bookingbuddy.com	February 2007	Travel shopping website that gives travelers easy access to airfare, hotel, car rental, cruise, vacation rental, and vacation deals, plus prices from selected travel sites.

Website	Date Acquired	Key Focus
smartertravel.com	February 2007	One of the largest online travel resources for independent expert advice for the budget-conscious traveler. The SmarterTravel editorial staff provides advice and analysis to help travelers find the best deals and get the most value from their trips.
travelpod.com	December 2006	Pioneering travel blog website.

Brands developed internally and launched include:

Website	Date Launched	Key Focus

tingo.com	March 2012	The first hotel booking site that automatically rebooks hotel rooms at a lower price if the rate drops and automatically refunds the difference to the travelers’ credit cards.
familyvacationcritic.com	June 2009	Reviews of family-friendly hotels, resorts, destinations and attractions, written by experienced family travel experts.

Additional brands which are no longer being developed are as follows:

Website	Date Acquired/ Launched	Key Focus

cruisewise.com	May 2013	A cruise research and planning site. This business was successfully integrated into our Cruise Critic travel brand during 2013.
tinypost.co	March 2013	The developer of a product that enabled users to write over photos and turn them into stories.
whereivebeen.com	July 2011	Website and social platform with a detailed interactive world map that let users share where they have been, lived, and want to go. This website is no longer operating.
sniqueaway.com	September 2010	U.S.-based members-only flash sale website, developed internally, which provided exclusive limited time access to deals on top hotels at deep discounts. The functionality of this site was successfully integrated into our Jetsetter travel brand during 2013.
travel-library.com	September 2006	Travel website with user-generated reviews.

Our Industry

We operate in the online advertising sector of the global travel industry. As a result, we are impacted by trends in the global travel industry, the online travel market and online advertising.

Global Travel Industry

According to the PhoCusWright, gross bookings in the global travel industry are expected to be greater than $1.3 trillion in 2014. Recent historical trends show that, each year, an increasing percentage of global travel spending has been conducted online through supplier websites and online travel agencies. We believe that this trend will continue as online penetration continues to grow, as more consumers gain broadband access to the Internet, as smartphone, tablets and other mobile computing devices continue to proliferate, and as travel activity increases along with an expanding middle class in certain developing countries like China and India.

Online Travel Market

According to the International Data Corporation, or IDC, New Media Market Model, only 26% of the approximately $51 billion that is expected to be spent on travel advertising will be spent online in 2016. We believe that the Internet will continue to become even more integral to the travel-planning process due to increasing worldwide online penetration, particularly given the capabilities that the Internet provides travelers, including the ability to refine searches, compare destinations and view real-time pricing.

Online Advertising

According to the IDC New Media Market Model, the global online advertising market is growing and is projected to exceed $165 billion by 2016, as more and more advertisers continue to shift their spending from offline to online channels, mirroring the trend in consumer media consumption generally. Given the size of the online advertising market, we believe that travel providers and travel related advertisers are, and will continue to be, motivated to devote significant resources to advertise their travel products and services. In addition, as more and more travel transactions are conducted online generally, we believe that an increasing amount of travel advertising spending will migrate from traditional offline advertising channels to online advertising opportunities.

Our Key Strengths

Prior to 2000, travel research and planning was largely conducted with the assistance and guidance of a personal travel agent or advice from friends and family. Consumers had no single resource to access recent and comprehensive destination, lodging, restaurant and attraction feedback and information. We were founded with the goal of providing an online resource based on user-generated content to prospective travelers. We have democratized the travel research and planning process by using the power of the Internet to create transparency in the travel planning process with a comprehensive online resource for travel information. We provide the ability and information to plan and have the perfect trip for any customer with access to the Internet, whether through their desktop, smartphone or tablet devices.

In order to achieve our goals, we leverage our key assets—a robust travel community, rich user-generated content, continuous technological innovation and global reach—as follows:

•

Robust Travel Community. We believe that we have the largest breadth of content in our markets, and that, because of this breadth, travelers gravitate to TripAdvisor-branded websites to research their travel plans. By providing an interactive forum to share travel experiences, we allow the voice of our large and highly engaged community of travelers to influence decision-making during the travel planning phase. To facilitate planning, we enable consumers to research pricing and availability from third-party travel booking sites. To encourage better travel experiences for consumers and to create a feedback loop between the hospitality industry and individual travelers, we allow hospitality management representatives to respond to reviews of their properties on our website. After completing their trip, consumers can return to our websites to write reviews to give back to the community that helped them plan their trip. Through this cycle, more content is generated, which drives community, traffic, loyalty and higher search engine rankings, all of which lead to further content creation. We believe that the volume of reviews generated on TripAdvisor-branded websites and the robust feedback loop created on TripAdvisor-branded websites provides us with a significant advantage over our competitors.

•

Rich User-Generated Content. We believe that the best travel content comes from the wisdom and insight of a robust community of travelers. We leverage user-generated content to power travel planning by allowing members to create reviews and share opinions on hundreds of thousands of accommodations, destinations, attractions and restaurants. As evidenced by the growth of our business, this type of travel planning has been embraced by travelers. To promote an enthusiastic reviewer community and brand affiliation, we have launched several programs to recognize reviewer contributions, including site badges, helpful vote recognition, and other community-focused features, all of which highlight the current and helpful reviews and opinions available throughout the TripAdvisor community and promote brand affiliation.

•

Technology and Innovation. We focus heavily on speed-to-market and product innovation in order to create a richer experience for travelers, and our team deploys weekly engineering releases with new products and features. Some recent examples of this product innovation include: our development and launch of hotel metasearch functionality, which makes it even easier for users to research and plan their perfect trip on TripAdvisor; TripConnect, a platform that enables independent hoteliers to purchase leads from TripAdvisor; the release of new native mobile apps on iOS and Android; and a roll out of a major iPad app refresh. We are also continuing to invest heavily in the rapidly growing mobile channel by providing 80 mobile city guides of the most popular cities globally, adding menus to restaurant pages, displaying bookable tickets to attractions pages, releasing hotel pricing and availability improvements, and integrating Facebook login into our industry-leading mobile websites as well as tablet and smartphone applications that are currently available in 21 languages. Our ongoing commitment to innovation also extends to content syndication and review collection partnerships, as we leverage our technology and content for the benefit of other websites. In addition, we expend significant effort with respect to manual and electronic fraud detection in order to maintain the quality and authenticity of user reviews, and have clear posting guidelines for user content submission.

•

Global Reach. We are a global company, both through the reach of our portfolio of branded websites and through our in-market staffing in fifteen countries. As of December 31, 2013, we had TripAdvisor branded websites in 34 countries and 21 languages, including a local language website in China under the brand daodao.com. We have over 300 million review translations, and are committed to continuing to improve the in-country user experience and the local content coverage for all of our points-of-sale. As of December 31, 2013, we had approximately 871 employees based outside of the United States. We believe that the universally-relevant content and community of our core TripAdvisor platform and other brands uniquely position us to appeal to travelers throughout the world.

Our Strategy

To expand our global reach, we leverage significant investments in technology, operations, brand-building, and relationships with advertisers and other partners. These investments have enabled us to, among other things, aggregate a large base of consumer reviews, in a variety of languages, across our global platform of TripAdvisor-branded websites. We plan to continue leveraging these investments through the following:

•

Investing in Technology. We believe that our ability to continue to innovate by providing additional functionality to our main Internet sites, while at the same time continuing to extend that functionality to additional platforms such as smartphones and tablets, will enable us to continue providing an industry-leading user experience. We have a strong culture of speed-to-market with our innovations. By innovating and releasing updates quickly, we believe that we can continue to grow our site visitors, reviews and opinions, increase revenue and effectively compete with our competitors.

•

Expanding Our Social and Personalization Platform. In addition to member acquisition efforts on social media channels, including Facebook, Twitter and other social sharing platforms, we intend to continue to expand our social integration and personalization efforts. We believe these initiatives will enable us to continue to grow and maintain engagement with our user base and increase our content. To date, we have leveraged Facebook Connect to allow users to share their reviews and ratings with their friends and publish their travel activity to their timelines on Facebook. We are increasingly able to offer personalized recommendations to users based on friend’s reviews and ratings as well as information collected about a user’s preferences in selecting hotels.

•

Improving the Hotel Shopper Experience. We continue to invest in user experience enhancements that improve the hotel shopping experience. We have offered a flight metasearch product that displays availability and pricing information from multiple sources since 2009, expanding internationally to 19 points of sale in 2012 and increasing to 29 points of sale as of December 31, 2013. In 2012, we introduced hotel metasearch to our global smartphone traffic and in June 2013, we completed the process of fully implementing hotel metasearch functionality onto our desktop and tablet platforms. In addition to metasearch, we continue to offer and improve features such as user reviews, photos, mapping, and filtering to assist users in finding the right hotel for their trip.

•

Investing in Traffic Growth. Attracting more visitors to our sites is at the core of our strategic plan and we dedicate significant time and financial resources towards amplifying our global brand. We do this through online and offline marketing channels to maximize the number of users who navigate to our site either directly, also known as domain direct traffic, or from the marketing channel directly. Offline advertising channels we have used in the past to amplify our brands include: permanent branding campaigns such as TripAdvisor-branded travel awards, certificates, stickers and badges and television advertising. Online advertising channels we have used in the past to amplify our brand include, but are not limited to: customer relationship management email campaigns, or CRM; social networks; organic search through search engine optimization, or SEO; paid search through search engine marketing, or SEM; and referrals from partners whose sites contain links to TripAdvisor content, badges or widgets. At approximately 11% of global online travel uniques, according to comScore Media Metrix, we believe that we have a large opportunity to continue growing visitors. In order to achieve this objective, we intend to invest in the aforementioned channels, as well as any new channels that we may identify in the future.

•

Enhancing International Offerings. We are focused on strengthening our broad global footprint as we believe that international markets represent a long-term strategic opportunity for us. We are continuing to improve localization and grow our user base in Europe, Asia and South America, especially in emerging markets, such as Brazil, Russia and China. In addition, we currently have two lead product offerings in the Chinese market—DaoDao and Kuxun—both headquartered in Beijing. We continue to invest heavily and operate at a loss in the Chinese market and will continue to enhance our international offerings.

•

Growth through Strategic Acquisitions. We have a history of successfully acquiring and integrating companies that expand our footprint either geographically or in market sectors that are complementary to our flagship properties. We intend to continue to grow our business and expand our product and service offerings through acquisitions that either complement our existing businesses or provide additional resources, products and/or services that will improve the user experience.

Our Business Model

Our platforms connect users wishing to plan and have the best travel experiences with providers of travel accommodations and travel services around the world. We derive substantially all of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of our revenue is generated through a combination of subscription-based offerings, allowing users to book room nights on our transactional sites, and other revenue including content licensing.

•

Click-Based Advertising Revenue. Our largest source of revenue is click-based advertising, which includes links to our partners’ booking sites and contextually-relevant branded and unbranded text links. Our click-based advertising partners are predominantly online travel agencies and direct suppliers in the hotel, airline and cruise product categories. Click-based advertising is generally priced on a cost-per-click, or CPC, basis, with payments from advertisers based on the number of users who click on each type of link. Most of our click-based advertising contracts can be terminated by the advertisers at will or on short notice. For the years ended December 31, 2013, 2012 and 2011, we earned $696 million, $588 million and $500 million, respectively, of revenue from click-based advertising.

•

Display-Based Advertising Revenue. We earn revenue from a variety of display-based advertising placements on our websites through which our advertising partners can promote their brands in a contextually-relevant manner. While our display-based advertising clients are predominately direct suppliers in the hotel, airline and cruise categories and online travel agencies, we also accept display advertising from destination marketing organizations, casinos, resorts and attractions, as well as advertisers from non-travel categories. We generally sell our display-based advertising on a cost per thousand impressions, or CPM, basis. Our display-based advertising products also include a number of custom-built products including the sponsorship of certain site features and functionality, for example, Delayed Ad Call, which charges customers only when the ad unit is in a users’ view, as well as certain customized co-branded features. For the years ended December 31, 2013, 2012 and 2011, we earned $119 million, $94 million and $86 million, respectively, in revenue from display-based advertising.

•

Subscription-Based, Transaction and Other Revenue. Business Listings, is a subscription-based advertising product offered to hotels, B&Bs and other specialty lodging properties. Managed by our TripAdvisor for Business team, this advertising product is sold for a flat fee per time period and allows subscribers to list a website URL, email address and phone number on TripAdvisor-branded websites as well as to post special offers for travelers. Our Vacation Rentals business consists of our U.S.-based TripAdvisor Vacation Rentals and FlipKey brands as well as our Europe-based Holiday Lettings, and Niumba brands. This product is sold to individual vacation property owners and property managers, either as a flat subscription fee per time period or as a free-to-list commission-based model, to list properties on our websites. Other revenue consists of making hotel room nights available for booking on our transactional sites, including our Jetsetter and Tingo brands, as well as content licensing arrangements with third-party sites. For the years ended December 31, 2013, 2012 and 2011 we earned $130 million, $81 million and $51 million, respectively, in revenue from subscription-based, transaction and other revenue.

Strategic Relationships

Click-Based Advertisers

We have click-based advertising relationships with the vast majority of the leading online travel agencies as well as a variety of other travel suppliers pursuant to which these companies purchase traveler leads from us, generally on a CPC basis. For the year ended December 31, 2013, our two most significant advertising customers, Expedia and Priceline (and their subsidiaries), each accounted for more than 10% of our total revenue and combined accounted for 47% of total revenue. These and our other click-based advertising relationships are strategically important to us and most can be terminated by the advertiser at will or on short notice.

Content-Related Partnerships

We have a content licensing program utilized by over 850 partners across the world, including hotel chains, online travel agents, tourist boards, airlines and media sites. TripAdvisor also distributes its content through self-service HTML widgets, which are used on the websites of hotels, restaurants, attractions and destination marketing organizations. These products, which are available at no cost in the TripAdvisor Management Center, allow businesses and destinations to promote themselves by displaying their TripAdvisor ratings, reviews and awards. TripAdvisor widgets are presently found on more than 100,000 unique domains around the globe, reaching over 500 million people per month. Partners benefit from our user-generated content, such as reviews, ratings, photos and traveler forums. In addition, we power review collection for a growing number of partners, such as Accor Hotels, Wyndham Hotel Group, Best Western and Easytobook.com, enabling them to proactively collect reviews from their own customers post-stay in their own branded environment. We have also developed partnerships with mobile carriers and device manufacturers.

Syndication Partners

We also syndicate our click-based advertising to third-party websites. The largest such syndication relationship is with Yahoo! Travel Guides, pursuant to which we provide “show prices” advertising on the Yahoo! Travel Guides’ hotel pages. Other syndication partners include Bing and Axel Springer.

Marketing and Promotions

We have established widely used and recognized brands through marketing and promotion campaigns. We continue to aggressively promote our brands, particularly our flagship brand TripAdvisor. Our marketing programs are intended to build and maintain the value of our brands, promote consumer engagement and contributions, drive qualified clicks to our partners and strategically position our brands in the market. Our long-term success depends on our continued ability to maintain and increase the overall number of consumers flowing through our brand in a cost-effective manner, as well as our ability to attract consumers who will share their own content from their trips. Our marketing channels include SEM and SEO. We also reach consumers across the web through our online marketing program, and offline through our more recent offline brand campaigns. We also utilize CRM in which we send relevant and engaging traveler communications to our members via email. We have a robust global public relations program that yields placements on a constant basis in major print and online publications. We continue to look for new ways to build brand awareness and expand new channels, which may include traditional media and social media channels including Facebook and Twitter to deepen customer engagement. We syndicate our content so that other sites can feature TripAdvisor branding and content. Lastly, marketing and product development initiatives are closely tied. We are constantly creating helpful features and functionality so that our consumers can discover more relevant travel and review content that they want to talk about and share with their friends.

Operations and Technology

We have assembled a team of highly skilled software engineers, computer scientists, data scientists, network engineers, and systems engineers whose expertise spans a broad range of technical areas, including a wide variety of open source operating systems, databases, languages, analytics, networking, scalable web architecture, operations, and warehousing technologies. We make significant investments in product and feature development, data management, personalization technologies, scalable infrastructures, networking, data warehousing, and search engine technologies. The TripAdvisor-branded websites are powered primarily using Java programming language.

Our systems infrastructure, web and database servers for TripAdvisor-branded websites are housed at two geographically separate facilities and have multiple communication links as well as continuous monitoring and engineering support. Each facility is fully self-sufficient and operational with its own hardware, networking, software, and content, and is structured in an active/passive, fully redundant configuration. Substantially all of our software components, data, and content are replicated in multiple datacenters and development centers, as well as being backed up at offsite locations. Our systems are monitored and protected though multiple layers of security. Several of our individual subsidiaries and businesses, including our subsidiaries in China, have their own data infrastructure and technology teams.

Widespread adoption of mobile devices such as iPhone, Android-enabled smart phones and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful apps available on these devices, is driving substantial traffic and commerce activity to mobile platforms. We have seen tremendous growth in the adoption of mobile platforms, as have our advertising partners. Advertising opportunities may be more limited on mobile devices given their small screen sizes. Further, given the size and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple travel service providers and instead prefer to use one or a limited number of apps for their mobile travel activity. As a result, the consumer experience with mobile apps (as well as brand recognition and loyalty) is becoming increasingly important and we make significant investments in this area.

We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices and mobile applications. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile apps are not downloaded and used by travel consumers, we could lose market share to existing or new entrants and our future growth and results of operations could be adversely effected. As a result, we have made significant progress creating mobile offerings which have received strong reviews, solid download trends and are driving a material and increasing share of our business. Our smartphone monetization strategies are still developing, as smartphone monetization was less than

20% of desktop monetization of hotel shoppers during the year ended December 31, 2013, while tablets monetize more closely to desktops.

Competition

We face competition for users, advertisers and travel reviews. Our primary competitors include large online portals, social networking sites and search engines, such as Google, Microsoft’s Bing (including Bing Travel), Yahoo! (including Yahoo! Travel) and Baidu. We face competition from online travel agencies (such as Expedia and Priceline and their respective subsidiaries), as well as wholesalers, tour operators and traditional offline travel agencies. We also compete with a wide range of other companies, including Airbnb, Inc., Ctrip.com International, Ltd., HolidayCheck AG, HomeAway, Inc., and Yelp, Inc.

Competition for Content and Travel Reviews

We are the world’s largest global platform for travel-related reviews and opinions and we face competition in the travel review space from online travel agencies, such as Expedia and Priceline and their respective subsidiaries, which solicit reviews from travelers who book travel on their websites. Moreover, networks with significant installed user bases such as Google (for example, via Google + Local and Google Hotel Finder) have begun to compete more directly with us by attracting and accumulating user-generated travel reviews and opinions or may pursue the acquisition of travel-related content directly from consumers, and other networks and channels, like Facebook, could choose to do the same.

Competition for Users

In the competition to attract users, we rely on our ability to acquire traffic through offline brand recognition and brand-direct efforts such as television, email and online search, whether unpaid or paid. Unpaid search is sometimes referred to as search engine optimization, or SEO, which is the practice of developing websites with relevant and current content that rank well in “organic,” or unpaid, search engine results. SEO can be affected by a number of factors including competitive site content, changes to our website architecture and page designs, changes to search engine ranking algorithms, or changes to display ordering in search engine results such as preferred placement for internal products offered by search engines. SEM is a form of Internet marketing that involves the promotion of websites by increasing their visibility in search engine results pages through the use of paid placement, contextual advertising, and paid inclusion. SEM is a competitive marketplace with competitors continually updating their traffic acquisition strategies and economic models across a large number of keywords and markets.

Competition for Advertisers

We compete for travel-related advertising budgets with large, established search engines with significantly greater resources than we have, such as Google, Bing, and Yahoo!, as well as online media companies and ad networks, offline advertising sources, such as television and print media. These competitors have large client bases and significantly greater resources than we have and expertise in developing online commerce and facilitating internet traffic are creating inroads into online travel. Competition from these parties could cause us to lose advertising customers or shares of advertising expenditures. For example, Google has launched “Hotel Finder”, a search tool that enables users to search and compare hotel accommodations based on parameters set by users and has, at times, placed the Google supplier websites or its own search engine at or near the top of hotel-related search results. In addition, Microsoft has launched Bing Travel, which searches for hotel reservations and air fares online and predicts the best time to purchase them. If Google, Bing or any other leading search engines refer significant traffic to these or other travel services that they develop in the future, or otherwise favor supplier websites or other travel service websites over other online travel sites, including us, it would likely become more difficult and expensive for us to generate traffic to our websites and therefore maintain or grow our market share.

Certain of the companies we do business with are also our competitors. The consolidation of our competitors and partners, including Expedia (through its investment in Trivago) and Priceline (through its acquisition of Kayak), may affect our competitiveness and partner relationships. As the market evolves for online travel content and the technology supporting it, including new platforms such as smartphone and tablet computing devices, we anticipate that the existing competitive landscape will change and new competitors may emerge.

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

Government Regulation

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

Segment and Geographic Areas

We have one operating and reportable segment. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions, evaluates operating performance and allocates resources. The chief operating decision maker for the Company is our Chief Executive Officer.

The following table presents revenue by geographic area, the United States, the United Kingdom and all other countries, based on the geographic location of our websites for the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenue
United States	$462,920	$386,211	$348,066
United Kingdom	119,041	110,213	99,646
All other countries	362,700	266,542	189,351

	$944,661	$762,966	$637,063

The following table presents property and equipment, net for the United States and all other countries based on the geographic location of the assets for the periods presented:

	December 31,
	2013	2012
	(in thousands)
Property and equipment, net
United States	$67,275	$36,255
All other countries	14,253	7,547

	$81,528	$43,802

Employees

As of December 31, 2013, we had approximately 2,017 employees. Of these employees, approximately 1,146 were based in the United States. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

You should consider carefully the risks described below together with all of the other information included in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

If we are unable to continue to increase visitors to our websites and to cost-effectively convert these visitors into repeat users or contributors, our advertising revenue could decline.

The primary asset that we use to attract traffic to our websites and convert these visitors into repeat users is the content created by users of our websites, particularly such content’s volume, unique nature and organization. Our success in attracting users depends, in part, upon our continued ability to collect, create, organize and distribute high-quality, commercially valuable content in a cost-effective manner at a scale that connects consumers with content that meets their specific interests and enables them to share and interact with the content and supporting communities. If people do not perceive our products to be useful, reliable and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. There can be no assurances that we will continue to obtain content in a cost-effective manner or in a manner that timely meets rapidly changing consumer demand. Any failure to obtain such content or organize and distribute such content in any manner that will engage users could adversely affect user experiences and reduce traffic driven to our websites, which would make our websites less attractive to advertisers. Any change in the cost structure pursuant to which we obtain our content currently, or in travelers’ relative appreciation of user-based versus expert content or our user-based content versus other sites’ user-based content, could negatively impact our business and financial performance.

We derive substantially all of our revenue from advertising and any significant reduction in spending by advertisers could harm our business.

We derive substantially all of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. Most of our advertisers can terminate their contracts with us at will or on short notice. Our ability to grow advertising revenue with our existing or new advertising partners is dependent in large part on our ability to generate revenue for them. Advertisers will not continue to do business with us if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis, or if we do not deliver advertisements in an effective manner. If we are unable to remain competitive and provide value to our advertisers, they will likely stop placing ads on our websites, which would harm our revenues and business. In addition, we cannot guarantee that our current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with us.

Click-based advertising accounts for the majority of our advertising revenue. Any changes we make to our business model may impact our advertising revenue in ways that we do not expect. If our partners do not receive the benefits they expect from their advertising spend with us, they may reduce their spending. In addition, if new, more effective advertising models were to emerge, there can be no assurance that we will have the ability to offer these models, or offer them in an effective manner. To the extent new technology platforms, such as smartphone and tablet computing, begin to take market share from established platforms, there can be no assurance that our existing advertising models will operate successfully on these new platforms, or work as effectively as on the desktop computer platform.

Furthermore, our CPC pricing for click-based advertising depends, in part, on competition between advertisers. If our large advertisers become less competitive with each other, merge with each other or with our competitors, focus more on per-click profit than on traffic volume, or are able to reduce CPCs, this could have an adverse impact on our CPCs which would, in turn, have an adverse effect on our business, financial condition and results of operations.

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

We rely heavily on Internet search engines such as Google on desktop, tablet and mobile devices, including through the purchase of travel-related keywords, to generate traffic to our websites. We obtain a significant amount of traffic via search engines and, therefore, utilize techniques such as SEO and SEM to improve our placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects our paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent. Furthermore, our failure to successfully manage our SEO and SEM strategies could result in a substantial decrease in traffic to our websites, as well as increased costs if we were to replace free traffic with paid traffic.

In addition, to the extent that Google (including Google + Local and Google Hotel Finder) and Bing (including Bing Travel), or other leading search or metasearch engines that have a significant presence in our key markets, disintermediate online travel agencies or travel content providers by offering comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be a material adverse impact on our business and financial performance. For example, during 2011, Google completed its acquisition of flight search technology company ITA Software and separately made changes to its hotel search results, including both expanding and promoting the use of Google + Local. To the extent these actions have a negative effect on our search traffic, whether on desktop, tablet or mobile devices, our business and financial performance could be adversely affected.

We rely on a relatively small number of significant advertisers and any reduction in spending by or loss of those advertisers could seriously harm our business.

We derive a substantial portion of our revenue from a relatively small number of significant advertisers. For example, for the year ended December 31, 2013, our two most significant advertising customers, Expedia and Priceline (and their subsidiaries), accounted for a combined 47% of total revenue. If any of our significant advertisers were to cease or significantly curtail advertising on our websites, we could experience a rapid decline in our revenue over a relatively short period of time.

Our success depends upon the acceptance, and successful measurement, of online advertising as an alternative to offline advertising.

We believe that a significant discrepancy exists between the percentage of the advertising market allocated to online advertising and the percentage of consumer time spent on online media consumption as opposed to offline advertising and media consumption. Long-term growth of our business will depend heavily on this distinction between online and offline advertising narrowing or being eliminated, which may not happen in a manner or to the extent that we currently expect. We compete with traditional media for advertising dollars, in addition to websites with higher levels of traffic. If online advertising ceases to be an acceptable alternative to offline advertising then our business, financial condition and results of operations will be negatively impacted.

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

Growth in the use of TripAdvisor through smartphones as a substitute for use on personal computers and tablets may negatively affect our revenue and financial results.

In general, our content was originally designed for users accessing the Internet on a desktop or laptop computer. The number of people who access the Internet through devices other than personal computers, such as smartphones and tablets, has increased substantially in the last few years and we anticipate that the rate of use of smartphone computing devices will continue to grow. Although the substantial majority of smartphone users also access and engage with our websites on personal computers and/or tablets, our users could decide to increasingly access our products primarily through smartphone devices. We have developed services and applications to address limitations of these smaller devices and our advertising revenues continue to grow, however, we monetize users of smartphone computing devices at a lower rate compared to users who access our websites through personal computers and the efficacy of the smartphone advertising market and our smartphone monetizing strategies are still developing.

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

We rely on the value of our brand and consumer trust in our brand. If we are not able to maintain and enhance our brand, or if events occur that damage our reputation and brand, our business may be harmed.

We believe that the TripAdvisor brand has contributed significantly to our success and that maintaining and enhancing our brand is critical to expanding our base of users, creating content and attracting advertisers. As a result, we invest significantly in brand marketing including, most recently, television. We expect these investments to continue, or even increase, as a result of a variety of factors, including increased spending from competitors, the increasing costs of supporting multiple brands, expansion into geographies and products where our brands are less well known, inflation in media pricing, and the continued emergence and relative traffic share growth of search engines as destination sites for travelers. Such efforts may not maintain or enhance consumer awareness of our brands and, even if we are successful in our branding efforts, such efforts may not be cost-effective or as efficient as they have been historically. If we are unable to maintain or enhance consumer awareness of our brands or to generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.

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

Intense competition could reduce our market share and harm our financial performance.

The market for the travel services we offer is intensely competitive. We face competition from a number of different sources and many of our competitors have significantly greater and more diversified resources than we do and may be able to leverage other aspects of their business to enable them to compete more effectively against us. More specifically:

•

We currently face competition from travel service providers such as major hotel companies, airlines and rental car companies, many of which have their own websites to which they drive business. For example, several major hotel companies launched an online hotel reservation service with a stated goal of driving consumers directly to their brand websites thereby reducing the share receive by online travel agents. They may also attempt to improve their competitive position by offering lower room rates, better room availability or additional features or amenities through this reservation service than are available through services like ours.

•

We currently face competition from online travel agents, such as Expedia and Priceline (and their subsidiaries), and this competition may increase to the extent that these online travel agents accumulate and develop a comprehensive offering of travel-related reviews and resources. The barriers to entry for these companies may be limited given their access to travel-related information and relationships with consumers.

•

We face increased competition from the large search engines and social networking sites, companies, such as Google and Facebook, or other companies, which competition will only increase should they chose to compete more directly with us in the travel review space, and create commercially valuable online content at significant scale. For example, Google + Local, with its aggregated reviews and local recommendations, competes with us and Google’s access to more comprehensive data regarding user search queries through its search algorithms gives it a significant competitive advantage over other companies in the industry, including us. In addition, if significant numbers of users adopt Facebook’s newly released Graph Search to get travel recommendations, it could have the effect of reducing traffic and user engagement on TripAdvisor.

•	We also face competition from travel agencies, wholesalers and travel operators as well as operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.

•	In addition, we compete with newspapers, magazines and other traditional media companies that provide offline and online advertising opportunities.

•	For our vacation rental business, we also face competition from several companies, including HomeAway and Airbnb, some of whom have a larger inventory of rooms available than we do.

Many of our competitors have significantly greater financial, technical, marketing and other resources compared to us and have expertise in developing online commerce and facilitating Internet traffic as well as large client bases. We expect to face additional competition as other established and emerging companies enter the travel advertising market.

Certain of the companies we do business with, including some of our click-based advertising partners, are also our competitors. The consolidation of our competitors and partners, including Expedia (through its investment in Trivago) and Priceline (through its acquisition of Kayak), may affect our relative competitiveness and our partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites. For example, Google (through its launch of Google Hotel Finder, evolution and expansion of Google + Local and preferred top placement of Places results in Google organic travel search results) and Microsoft’s Bing (through its launch of Bing Travel), have each taken steps to appeal more directly to travel customers, which could lead to diversion of customer traffic to their own websites or those of a favored partner, or undermine our ability to obtain prominent placement in paid or unpaid search results at a reasonable cost, or at all. Competition in our industry may result in pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and financial performance.

As a distributor and host of Internet content, we face potential liability and expense for legal claims based on the nature and content of the materials that we distribute or create, or that are accessible via our websites.

As a distributor and host of original content and user-generated content, we face potential liability based on a variety of theories, including defamation, libel, negligence, copyright or trademark infringement or other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act, the Copyright Act, the Federal Trade Commission Act, and the Digital Millennium Copyright Act. We may also be exposed to similar liability in connection with content that users post to our websites through forums, blogs, comments, and other social media features. In addition, it is possible that visitors to our websites could make claims against us for losses incurred in reliance upon information provided via our websites. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. If we become subject to these or similar claims and are not successful in our defense, we may be forced to pay substantial damages. There is no guarantee that we will avoid future liability and potential expenses for legal claims based on the content available on our websites. Should the content distributed through our websites violate the rights of others or otherwise give rise to claims against us, we could be subject to substantial liability, which could have a negative impact on our business and financial performance.

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

We rely on assumptions and estimates and data from third parties to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

Certain key metrics, such as the number of our active users, unique visitors, total traffic and number of reviews and opinions, are calculated, in some cases, using internal company data and, in other cases, relying on data from third parties. While these numbers are based on what we believe to be reasonable calculations for the applicable periods of measurement, there are inherent challenges in measuring usage and user engagement across our large user base around the world. For example, a single person or user may have multiple accounts or browse the internet on multiple browsers, some mobile applications automatically contact our servers for regular updates with no user action and we are not able to capture user information on all of our platforms. As such, the calculations of our active users and unique visitors may not accurately reflect the number of people actually using our platforms. In addition, our measures of user growth and user engagement may differ from estimates published by third parties or from similar metrics of our competitors due to differences in methodologies utilized by us and the third parties for which we rely on this data.

We are continually seeking to improve our ability to estimate these key metrics. We regularly review and adjust our processes for calculating our internal metrics to improve their accuracy. If our users, advertisers, partners and shareholders do not perceive our metrics to be accurate representations or if we discover material inaccuracies in our user metrics, our reputation may be harmed. In which case, users may not use our products and services and advertisers and partners may be less willing to allocate their budgets to our products and services which could negatively affect our business and operating results.

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

Our success depends in part on continued innovation to provide features and services that make our websites and smartphone and tablet computing applications useful for travelers. Our competitors are continually developing innovations in online travel-related services and features. As a result, we are continually working to improve our business model and user experience in order to drive user traffic and conversion dates. We can give no assurances that the changes we make will yield the benefits we expect and will not have adverse impacts that we did not anticipate. If we are unable to continue offering innovative products and services and quality features that travelers want to use, existing users may become dissatisfied and use a competitor’s offerings and we may be unable to attract additional users, which could adversely affect our business and financial performance.

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

We have a culture that encourages rapid development and release of new and improved products, which may at times result in unintended consequences or decisions that are poorly received by users or advertisers. Our culture also prioritizes user engagement, or website “stickiness,” over short-term financial results. We have taken actions in the past and may continue to make product decisions going forward that have the effect of reducing our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience and/or conversion rates and CPC pricing, and will thereby improve our financial performance over the long-term. The short-term reductions in revenue or profitability could be more severe than we anticipate. These decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with users and advertisers, and our business and results of operations could be harmed.

The online vacation rental market is rapidly evolving and if we fail to predict the manner in which the market develops, our business and prospects may suffer.

We offer vacation rental services through our U.S.-based FlipKey and European-based Holiday Lettings and Niumba businesses, as well through various partnerships. The online vacation rental market is relatively new and rapidly evolving in many respects, including acceptance of the business model by travelers, property owners and property managers; from a business and marketing perspective as well as the regulatory environment. We operate in various disparate jurisdictions and markets and have limited insight into trends that may develop in those markets and may affect our business. Since we began offering such services, there have been and continue to be significant business, marketing and regulatory developments. Operating in new and untested jurisdictions requires significant management attention and financial resources. We cannot assure that our expansion efforts will be successful, and the investment and additional resources required to establish operations and manage growth may not produce the desired levels of revenue or profitability.

If we fail to attract and maintain a critical mass of vacation rental listings and travelers, our vacation rental marketplaces will become less valuable and this may have a negative impact on our business.

In our vacation rental business, revenue is generated when either owners or managers of vacation rental properties pay us fees to list and market vacation rental properties to users who visit the websites comprising our marketplace or owners and/or travelers pay us fees upon booking a transaction. As a result, our success in this area primarily depends on our ability to attract owners, managers, travelers and advertisers to our marketplace. If property owners and managers do not perceive the benefits of marketing their properties through our websites, or elect to list them with a competitor instead of listing with us, our volume of new listings and listing renewals may suffer. As a result, we may be unable to offer a sufficient supply and variety of vacation properties to attract travelers to our websites. A larger competitor already exists in the vacation rental space, with significantly more users and listed properties, and new competitors with significant financial resources are continually emerging.

We may be subject to claims that we violated intellectual property rights of others, which claims can be extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

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

We are party to a term loan in the amount of $400 million, as well as a revolving credit facility of $200 million. These arrangements may limit our ability to secure significant additional financing in the future on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time. Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. In light of periodic uncertainty in the capital and credit markets, there can be no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments. If financing is not available when needed or is not available on favorable terms, we may be unable to issue or develop new or enhanced existing services, complete acquisitions, repurchase equity or otherwise take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition and results of operations. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution.

Furthermore, we are also accumulating a greater portion of our cash flows in foreign jurisdictions than previously. The repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, may result in additional U.S. income tax expense and higher cost for such capital.

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

We have experienced rapid growth in our headcount and operations, which places substantial demands on management and our operational infrastructure. We have also consummated a number of acquisitions which have increased our headcount, operations and locations. We intend to make substantial investments in our technology, sales and marketing and community management organizations. We also intend to continue to explore acquisitions. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, including employees in international markets, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

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

Other risks faced by us as a result of our international operations, including our operations in China, include:

•	Political instability;

•	Threatened or actual acts of terrorism;

•	Regulatory requirements, including the Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•	Ability to comply with additional U.S. laws applicable to U.S. companies operating internationally as well as local laws and regulations;

•	Diminished ability to legally enforce contractual rights;

•	Increased risk and limits on enforceability of intellectual property rights;

•	Possible preferences by local populations for local providers;

•	Restrictions on, or adverse consequences related to, the withdrawal of non-U.S. investment and earnings;

•	Currency exchange restrictions, particularly conversion of the U.S. dollar into Chinese renminbi;

•	Restrictions on repatriation of cash as well as restrictions on investments in operations in certain countries;

•	Financial risk arising from transactions in multiple currencies;

•	Slower adoption of the Internet as an advertising, broadcast and commerce medium in certain of those markets as compared to the United States;

•	Difficulties in managing staffing and operations due to distance, time zones, language and cultural differences; and

•	Uncertainty regarding liability for services, content and intellectual property rights, including uncertainty as a result of local laws and lack of precedent.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

Our future success depends upon the continued contributions of our senior corporate management and other key employees. In particular, the contributions of Stephen Kaufer, our President and Chief Executive Officer, are critical to our overall management. We cannot ensure that we will be able to retain the services of these individuals, and the loss of one or more of our key personnel could seriously harm our business. We do not maintain any key person life insurance policies.

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

Liberty Interactive Corporation, or Liberty, effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of our common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires separate class votes). Liberty’s control of us, as well as the existing provisions of our organizational documents and Delaware law, may discourage or prevent a change of control of us, which may reduce the market price of our common stock.

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

We currently license from third parties and incorporate the technologies and content into our websites. As we continue to introduce new services that incorporate new technologies and content, we may be required to license additional technology, or content. We cannot be sure that such technology or content will be available on commercially reasonable terms, if at all.

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

Our processing, storage and use personal information and other data exposes us to risks stemming external and internal security breaches and failure to comply with governmental regulation, which could give rise to liabilities.

There are numerous laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to users or other third parties, or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements that could harm our reputation and cause our customers and members to lose trust in us, which could have an adverse effect on our business, brand, market share and results of operations.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the Internet. U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies, including us, with users in Europe and increased costs of compliance.

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

We also face risks associated with security breaches affecting third parties conducting business over the Internet. Much of our business is conducted with third party marketing affiliates, which may generate travel reservations through our infrastructure or through our systems. In addition, we frequently use third parties to process credit card payments. A security breach at such third party could be perceived by consumers as a security breach of our systems and could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.

If the businesses we have acquired or invested in do not perform as expected or we are unable to effective integrate acquired businesses, our operating results and prospects could be harmed.

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

The market price and trading volume of our common stock may be volatile and may face negative pressure.

Our stock price has experienced, and could continue to experience in the future, substantial volatility. The market price of our common stock is affected by a number of factors, including the risk factors described in this section and other factors beyond our control. Factors affecting the trading price of our common stock could include:

•	Quarterly variations in our or our competitors’ results of operations;

•	Changes in earnings estimates or recommendations by securities analysts;

•	Failure to meet market expectations;

•	The announcement of new products or product enhancements by us or our competitors;

•

Repurchases of our common stock pursuant to our share repurchase program which could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock;

•	Developments in our industry, including changes in governmental regulations; and

•	General market conditions and other factors, including factors related to our operating performance or the operating performance of our competitors.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations and general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock regardless of our actual operating performance.

Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress our stock price.

For the period ended December 31, 2013, the average daily trading volume of our common stock on The NASDAQ Global Select Market was approximately 1.9 million shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of the common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If Liberty or some other stockholder sells substantial amounts of our common stock in the public market, or if there is a perception in the public market that Liberty might sell shares of our common stock, the market price of our common stock could decrease significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

We currently lease approximately 119,000 square feet for our corporate headquarters in Newton, Massachusetts, pursuant to a lease with an expiration date of April 2015. In addition, in June 2013 we entered into an additional lease for an approximately 280,000 square foot rental building which will be built in Needham, Massachusetts by the lessor and will serve as our new corporate headquarters in conjunction with the expiration of our current lease. Refer to “Note 12—Commitments and Contingencies” in the notes to our consolidated and combined financial statements for further information on our future corporate headquarters.

We also lease an aggregate of approximately 382,000 square feet at approximately 30 other locations across North America, Europe and Asia Pacific, primarily for our international management teams, sales offices, and subsidiary headquarters, pursuant to leases with expiration dates through December 2030.

We believe that our current facilities are adequate for our current operations and that additional leased space can be obtained on reasonable terms if needed. We do not legally own any real estate as of December 31, 2013.

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

Market Information

Our common stock is quoted on the Nasdaq Global Select Market, or NASDAQ, under the ticker symbol “TRIP.” On February 6, 2014, the closing price of our common stock reported on NASDAQ was $77.14 per share.

Our Class B common stock is not listed and there is no established public trading market for that security. As of February 6, 2014, all of our Class B common stock was held by Liberty.

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on NASDAQ during the period indicated.

	High	Low
Year ended December 31, 2013:
Fourth Quarter 2013:	$90.43	$68.11
Third Quarter 2013:	$82.19	$59.54
Second Quarter 2013:	$65.41	$48.18
First Quarter 2013:	$53.73	$42.04

Year ended December 31, 2012:
Fourth Quarter 2012:	$47.00	$28.63
Third Quarter 2012:	$47.81	$31.71
Second Quarter 2012:	$46.30	$33.23
First Quarter 2012:	$36.86	$24.57

Performance Comparison Graph

The following graph provides a comparison of the total stockholder return from December 21, 2011 to December 31, 2013 of an investment of $100 in cash on December 21, 2011 for TripAdvisor, Inc. common stock and an investment of $100 in cash on November 30, 2011 for (i) the Standard and Poor’s 500 Index (the “S&P 500 Index”), (ii) the NASDAQ Composite Index, , and (iii) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and service companies and e-commerce companies. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Data for the S&P 500 Index, the NASDAQ Composite Index, and the RDG Internet Composite Index assume reinvestment of dividends. We have never paid dividends on our common stock.

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

Holders of Record

As of February 6, 2014, there were 129,432,796 outstanding shares of our common stock held by 3,150 stockholders of record, and 12,799,999 outstanding shares of our Class B common stock held by one stockholder of record: Liberty.

Dividends

We have never declared or paid dividends and do not expect to pay any dividends for the foreseeable future. Our ability to pay dividends is limited by the terms of a credit agreement, dated as of December 20, 2011, that provides for a revolving credit facility and a term loan. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities

During the year ended December 31, 2013, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

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

During the three months ended December 31, 2013, we repurchased 37,000 shares of outstanding common stock under the share repurchase program at an average price of $78.35 per share. Below is a summary of our common stock repurchases during the fourth quarter of 2013, the average price paid as well as the U.S. dollar value of shares that may still be purchased as of December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	37,000	$78.35	37,000	$104,779,230
November 1 to November 30	—	—	—	104,779,230
December 1 to December 31	—	—	—	104,779,230

Total	37,000		37,000

(1)	These amounts include fees and commissions associated with the share repurchase.

Equity Compensation Plan Information

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12. of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

We have derived the following selected financial data presented below from our consolidated and combined financial statements and related notes. The information set forth below is not necessarily indicative of future results and should be read in conjunction with the consolidated and combined financial statements and related notes appearing in Item 8 “Financial Statements and Supplementary Data” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in any future period. The financial statements and related financial information pertaining to the periods preceding December 21, 2011 have been presented on a combined basis and reflect the results of TripAdvisor that were ultimately transferred to us as part of the Spin-Off.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated and Combined Statements of Operations Data:
Revenue	$727,236	$559,215	$426,045	$313,525	$212,375
Revenue from Expedia	217,425	203,751	211,018	171,110	139,714

Total revenue	944,661	762,966	637,063	484,635	352,089
Operating income	294,574	296,296	272,757	226,300	168,178
Net Income	205,443	194,588	177,791	138,954	102,215
Net income attributable to TripAdvisor, Inc.	205,443	194,069	177,677	138,776	102,427
Net income per share attributable to TripAdvisor, Inc. available to common shareholders:
Basic (1)	$1.44	$1.39	$1.33	$1.04	$0.77
Diluted (1)	1.41	1.37	1.32	1.04	0.77
Shares used in computing net income per share:
Basic (1)	142,854	139,462	133,461	133,461	133,461
Diluted (1)	145,263	141,341	134,865	133,461	133,461

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short and long term marketable securities (2)	$670,706	$585,733	$183,532	$93,133	$31,364
Working capital (deficit) (2)(3)	387,396	436,854	151,792	34,112	(78,560)
Total assets (2)	1,473,014	1,299,194	835,886	722,889	574,826
Long-term debt, less current portion (4)	300,000	340,000	380,000	—	—
Other long-term obligations under build to suit lease	7,877	—	—	—	—
Total stockholders’ equity and invested equity (5)	864,480	726,968	293,537	539,632	389,914

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Other Financial Data:
Adjusted EBITDA (6)	$378,753	$352,474	$322,918	$260,963	$197,219

(1)	See “Note 2—Significant Accounting Policies” in the notes to the consolidated and combined financial statements in Item 8 below regarding our calculation of earnings per share numbers.
(2)	Includes one-time exercise proceeds of $215 million related to stock warrant exercises for the year ended December 31, 2012. See “Note 4—Stock Based Awards and Other Equity Instruments” in the notes to the consolidated and combined financial statements in Item 8 below for additional information on our equity based instruments.

(3)	Amount does not include available for sale long-term marketable securities of $188 million and $99 million, as of December 31, 2013 and 2012, respectively.
(4)	See “Note 8—Debt” in the notes to the consolidated and combined financial statements for information regarding our long-term debt.
(5)	See our consolidated and combined statements of changes in stockholders’ equity and “Note 14—Stockholders’ Equity” in the notes to the consolidated and combined financial statements in Item 8 below for additional information on changes to our stockholders’ equity and invested capital.
(6)	To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA, a non-GAAP financial measure, within this Annual Report on Form 10-K. Adjusted EBITDA is the primary metric by which management evaluates the performance of our business and on which internal budgets are based. We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other (income) expense, net; (3) depreciation of property and equipment, including internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation; and (6) non-recurring expenses. Such amounts are detailed below. See a discussion of “Adjusted EBITDA” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Annual Report on Form 10-K.

We have provided a reconciliation below of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Adjusted EBITDA	$378,753	$352,474	$322,918	$260,963	$197,219
Depreciation (1)	(29,495)	(19,966)	(18,362)	(12,871)	(9,330)
Amortization of intangible assets	(5,731)	(6,110)	(7,523)	(14,609)	(13,806)
Stock-based compensation	(48,953)	(30,102)	(17,344)	(7,183)	(5,905)
Spin-Off costs	—	—	(6,932)	—	—
Other expense, net	(9,872)	(14,321)	(863)	(1,885)	(1,638)
Provision for income taxes	(79,259)	(87,387)	(94,103)	(85,461)	(64,325)

Net income	$205,443	$194,588	$177,791	$138,954	$102,215

(1)	Includes amortization of internal use software and website development costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

TripAdvisor is the world’s largest online travel company. Our mission is to help people around the world plan and have the perfect trip by giving them access to the reviews and opinions of the millions of travelers who make up our global online community. TripAdvisor aggregates reviews and opinions about destinations, accommodations (including hotels, B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world. Our platform also enables consumers to book hotels, vacation rentals, airline tickets, vacation packages, destination services and even cruises.

Our branded websites include tripadvisor.com in the United States and localized versions of the website in 33 other countries, including China under the brand daodao.com. Our TripAdvisor-branded websites globally reached more than 260 million monthly unique visitors during the year ended December 31, 2013, according to Google Analytics. We feature over 125 million reviews and opinions on more than 775,000 hotels and accommodations and approximately 550,000 vacation rentals—as well as more than 2 million restaurants and 400,000 attractions in 139,000 destinations throughout the world. Beyond travel-related content, our websites also include links to the websites of our customers, including travel advertisers, allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we now manage and operate 20 other travel media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector.

Executive Summary

At present, our financial results are principally dependent on our ability to grow click-based advertising revenue. We continue to invest in areas of potential click-based revenue growth, including international and mobile initiatives, while also investing in our Display-based advertising, Business Listings and Vacation Rentals businesses. We aim to leverage our position as the largest online travel company to become an increasingly important partner for advertisers—including hoteliers, online travel agencies and other travel-related service providers—by providing our customers with access to a large audience of highly-qualified, highly-engaged users. The key drivers of our click-based and display-based advertising revenue are described below, as well as a summary of our key growth areas and the current trends impacting our business.

Key Drivers of Click-Based Advertising Revenue

For the years ended December 31, 2013, 2012 and 2011, 74%, 77% and 79%, respectively, of our total revenue came from our core CPC-based lead generation product. The key drivers of our click-based advertising revenue include the growth in monthly unique hotel shoppers and revenue per hotel shopper.

•

Hotel shoppers: Total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth. We track and analyze sub-segments of traffic and their correlation to revenue generation and utilize hotel shoppers as an indicator of revenue growth. We use the term “hotel shoppers” to refer to users who view a listing of hotels in a city or visitors who view a specific hotel page. Hotel shoppers tend to be seasonal and also tend to vary based on general economic conditions. Our number of hotel shoppers increased 36% for the year ended December 31, 2013 over 2012 and increased 32% for the year ended December 31, 2012 over 2011, according to our log files.

•

Revenue per hotel shopper: Revenue per hotel shopper is a metric we use to analyze how effectively we are able to monetize hotel shoppers based on a combination of user conversion and pricing. User conversion is a measure of how many hotel shoppers ultimately click on a CPC link that generates revenue for us. User conversion on our site is primarily driven by three factors: merchandising, commerce coverage and choice. We define merchandising as the number and location of ads that are available on a page; we define commerce coverage as whether we have a client who can take an online booking for a particular property; and we define choice as the number of clients available for any given property, allowing the user to shop for the best price. Pricing is the effective CPC that online travel agencies and hoteliers are willing to pay us for a hotel shopper lead. Revenue per hotel shopper decreased 13% for the year ended December 31, 2013 in comparison to 2012, and decreased 8% for the year ended December 31, 2012 in comparison to 2011, according to our log files.

In summary, our CPC revenue depends on the number of hotel shoppers that are interested in a property, whether there is a commerce link available for that hotel shopper to click on for that property, whether there are several commerce choices available for that property so the hotel shopper has the benefit of pricing and availability from multiple sources and what our customers are willing to pay us for the lead.

Key Drivers of Display-Based Advertising Revenue

For the years ended December 31, 2013, 2012 and 2011, 13%, 12% and 13%, respectively, of our total revenue came from our display-based advertising product. The key drivers of our display-based advertising revenue include the growth in number of impressions, or the number of times an ad is displayed on our site, and the cost per thousand impressions, or CPM. Our number of impressions sold increased 34% for the year ended December 31, 2013 over 2012 and increased 6% for the year ended December 31, 2012 over 2011, while pricing decreased 5% for the year ended December 31, 2013 over 2012 and increased 1% for the years ended December 31, 2012 over 2011, according to our customer logs.

Key Growth Areas

We continue to invest in areas of potential growth, including our social, mobile and global initiatives as well as our Business Listings and Vacation Rentals products.

Mobile. Mobile is an investment area that is geared towards creating a more complete user experience by reinforcing the TripAdvisor brand when users are in-market. In the year ended December 31, 2013, we saw strong mobile user uptake, as aggregate downloads of our TripAdvisor, City Guides, SeatGuru, Jetsetter and GateGuru mobile apps reached 82 million downloads and average monthly unique visitors via smartphone and tablet devices grew over 170% year-over-year from 32 million to 87 million, according to company logs. We believe that travelers will increasingly use mobile devices, including smartphones and tablets, to conduct travel research and planning.

Social. Our Wisdom of Friends initiative is a core component of our strategic growth plan. We believe that having a strong social presence improves engagement on our sites and improves the sites’ “stickiness” amongst the users. As a result, we continue to deepen our integration with Facebook. As of December 31, 2013, and according to AppData, an independent application tracking traffic service, TripAdvisor has averaged over 36 million monthly Facebook users via its TripAdvisor Facebook application. We offer these Facebook users a more personalized and social travel planning experience that enables travelers to engage with their own Facebook friends’ reviews and opinions when planning their perfect trip on TripAdvisor.

Business Listings. Created in early 2010, our Business Listings product enables hotel and accommodation owners to list pertinent property information on TripAdvisor, bringing them closer to potential customers and thereby increasing direct bookings. In the year ended December 31, 2013, we grew our Business Listings customer base over 38% to 69,000 subscribers, representing approximately 9% of our current hotel and accommodation listings on TripAdvisor branded sites. We continue to expand our sales force and improve features to grow our subscriber base.

Vacation Rentals. As of December 31, 2013, we had amassed an inventory of approximately 550,000 properties, up more than 80% during the year, across our TripAdvisor Vacation Rentals, U.S.-based FlipKey, and European-based Holiday Lettings and Niumba. We offer individual property owners and property managers the ability to list using a subscription-based fee structure or a free-to-list, commission-based option and we believe our highly-engaged and motivated user community creates a competitive advantage for us in this market.

Current Trends Affecting Our Business

Increasing Competition. The travel review industry and, more generally, the business of collecting and aggregating travel-related resources and information, continue to be increasingly competitive. In recent years, an increasing number of companies, such as search companies Google, Inc. and Baidu.com, Inc. and several large online travel agencies, have begun to collect and aggregate travel information and resources. We plan to continue to invest in order to remain the leading source of travel reviews as well as continuing to enhance our content and user experience. Refer to our discussion above in “—Competition” in Item 1 “Business” section for additional information on our competition.

Increasing Use of Internet and Social Media to Access Travel Information. Commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets. We believe that this trend will continue to create strategic growth opportunities, allowing us to attract new consumers and develop unique and effective advertising solutions. Consumers are increasingly using online social media channels, such as Facebook and Twitter, as a means to communicate and exchange information, including travel information and opinions. We have made significant efforts related to social networking in order to leverage the expanding use of this channel and enhance traffic diversification and user engagement. We are also continually adapting our user experience in response to a changing Internet environment and usage trends. For example, in 2012, we invested in building and introducing to users hotel metasearch functionality for our smartphone platforms and in 2013, we completed the process of implementing hotel metasearch functionality on our desktop and tablet platforms. Refer to our metasearch discussion above under “Improving the Hotel Shopper Experience” in the “Our Strategy” section in Item 1 “Business” for additional information on our hotel metasearch transition.

Increasing Mobile Usage. Users are increasingly using smartphone and tablet computing devices to access the Internet. To address these growing user demands, we continue to extend our platform to develop smartphone and tablet applications to deliver travel information and resources. Although the substantial majority of our smartphone users also access and engage with our websites on personal computers and tablets where we display advertising, our users could decide to access our products primarily through smartphone devices. We have just begun to display graphic advertising on smartphones, however, our smartphone monetization strategies are still developing, as smartphone monetization was less than 20% of desktop monetization of hotel shoppers during the year ended December 31, 2013 while tablets monetize more closely to desktops. Mobile growth and development remains a key strategy and we will continue to invest and innovate in this growing platform to help us maintain and grow our user base, engagement and monetization over the long term.

Click-Based Advertising Revenue. In recent years, the majority of our revenue growth resulted from higher click-based advertising revenue due to increased traffic on our websites and an increase in the volume of clicks on our advertisers’ placements. Although click-based advertising revenue growth has generally been driven by traffic volume, we remain focused on the various factors that could impact revenue growth, including, but not limited to, the growth in hotel shoppers, CPC pricing fluctuations, the overall economy, the ability of advertisers to monetize our traffic, the quality and mix of traffic to our websites, and the quality and mix of traffic from our advertising placements to advertisers, as well as advertisers’ evolving approach to transaction attribution models and return on investment targets. We monitor and regularly respond to changes in these factors in order to strategically improve our user experience, customer satisfaction and monetization in this dynamic environment. For example, in order to improve user experience, we introduced metasearch functionality to our hotel shoppers as discussed above under “Improving the Hotel Shopper Experience” in the “Our Strategy” section in Item 1 “Business.”

Spin-Off

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

For purposes of governing certain of the ongoing relationships between us and Expedia at and after the Spin-Off, and to provide for an orderly transition, we and Expedia have entered into various agreements, including, among others, the Separation Agreement, the Tax Sharing Agreement, the Employee Matters Agreement and Transition Services Agreement, and commercial agreements. The full texts of the Separation Agreement, the Tax Sharing Agreement, the Employee Matters Agreement and the Transition Services Agreement are incorporated by reference in this Annual Report on Form 10-K as Exhibits 2.1, 10.2, 10.3 and 10.4. TripAdvisor has satisfied its obligations under the Separation Agreement, the Employee Matters Agreement and the Transition Services Agreement. TripAdvisor continues to be subject to certain post-spin obligations under the Tax Sharing Agreement.

Segment

We have one operating and reportable segment. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions, evaluates operating performance and allocates resources. The chief operating decision maker for the company is our Chief Executive Officer.

Results of Operations

Selected Financial Data

(in thousands, except per share data)

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue	$727,236	$559,215	$426,045	30%	31%
Revenue from Expedia	217,425	203,751	211,018	7%	(3)%

Total revenue	944,661	762,966	637,063	24%	20%
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	17,714	12,074	10,873	47%	11%
Selling and marketing (2)	368,353	266,239	209,176	38%	27%
Technology and content (2)	130,673	86,640	57,448	51%	51%
General and administrative (2)	98,121	75,641	44,770	30%	69%
Depreciation	29,495	19,966	18,362	48%	9%
Amortization of intangible assets	5,731	6,110	7,523	(6)%	(19)%
Shared services fee with Expedia	—	—	9,222	—%	(100)%
Spin-off costs	—	—	6,932	—%	(100)%

Total costs and expenses	650,087	466,670	364,306	39%	28%

Operating income	294,574	296,296	272,757	(1)%	9%
Other income (expense):
Interest income	1,738	510	808	241%	(37)%
Interest expense	(10,074)	(11,381)	(417)	(11)%	2,629%
Other, net	(1,536)	(3,450)	(1,254)	(55)%	175%

Total other expense, net	(9,872)	(14,321)	(863)	(31)%	1,559%

Income before income taxes	284,702	281,975	271,894	1%	4%
Provision for income taxes	(79,259)	(87,387)	(94,103)	(9)%	(7)%

Net income	205,443	194,588	177,791	6%	9%
Net (income) loss attributable to noncontrolling interest	—	(519)	(114)	(100)%	355%

Net income attributable to TripAdvisor, Inc.	$205,443	$194,069	$177,677	6%	9%

Earnings per share attributable to TripAdvisor, Inc :
Basic	$1.44	$1.39	$1.33	4%	5%
Diluted	$1.41	$1.37	$1.32	3%	4%
Weighted average common shares outstanding:
Basic	142,854	139,462	133,461	2%	4%
Diluted	145,263	141,341	134,865	3%	5%
Other financial data:
Adjusted EBITDA (3)	$378,753	$352,474	$322,918	7%	9%

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$949	$708	$578
Amortization of website development costs included in depreciation	19,602	12,816	12,438

	$20,551	$13,524	$13,016
(2) Includes stock-based compensation as follows:
Selling and marketing	$10,643	$4,622	$3,216
Technology and content	21,053	11,400	3,931
General and administrative	17,257	14,080	10,197

(3)	See “Adjusted EBITDA” discussion below for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA in this Annual Report on Form 10-K, a non-GAAP financial measure. We have provided reconciliations below of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure. A “non-GAAP financial measure” refers to a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in such company’s financial statements.

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

The following table is a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Adjusted EBITDA	$378,753	$352,474	$322,918
Depreciation (1)	(29,495)	(19,966)	(18,362)
Amortization of intangible assets	(5,731)	(6,110)	(7,523)
Stock-based compensation	(48,953)	(30,102)	(17,344)
Spin-off costs	—	—	(6,932)
Other expense, net	(9,872)	(14,321)	(863)
Provision for income taxes	(79,259)	(87,387)	(94,103)

Net income	205,443	194,588	177,791

(1)	Includes amortization of internal use software and website development costs.

Reclassifications

Certain reclassifications have been made to conform the prior period’s data to the current format. These reclassifications had no net effect on our consolidated and combined financial statements and were not material.

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

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions)
Click-based advertising	$696	$588	$500	18%	18%
Display-based advertising	119	94	86	26%	10%
Subscription, transaction and other	130	81	51	60%	58%

Total revenue	$945	$763	$637	24%	20%

2013 vs. 2012

Revenue increased $182 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to an increase in click-based advertising revenue of $108 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 36% for the year ended December 31, 2013, partially offset by lower revenue per hotel shopper of 13% for the year ended December 31, 2013, primarily due to a combination of lower user conversion related to our transition to hotel metasearch, growth in hotel shoppers on smartphones, which have a lower monetization rate than desktops and tablets, and growth in emerging international markets that are currently monetizing at lower levels than our mature markets. Display-based advertising increased by $25 million during the year ended December 31, 2013, primarily as a result of a 34% increase in the number of impressions sold due to increased sales productivity coupled with our new Delayed Ad Call product, and worldwide growth particularly in emerging markets when compared to the same period in 2012, partially offset by a decrease in pricing by 5% for the year ended December 31, 2013. Subscription, transaction and other revenue increased by $49 million during the year ended December 31, 2013, primarily due to growth in our Business Listings and Vacation Rentals products.

2012 vs. 2011

Revenue increased $126 million during the year ended December 31, 2012 when compared to the same period in 2011, primarily due to an increase in click-based advertising revenue of $88 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers during the year ended December 31, 2012, when compared to the same period for 2011, of 32%, partially offset by lower revenue per hotel shopper of 8% for the year ended December 31, 2012, primarily due to lower clicks per hotel shopper due to our site redesign in September 2011. Display-based advertising increased by $8 million during the year ended December 31, 2012, primarily as a result of a 6% increase in the number of impressions sold when compared to the same period in 2011, and an increase in pricing by 1% for the year ended December 31, 2012. Subscription, transaction and other revenue increased by $30 million during the year ended December 31, 2012, primarily due to growth in our Business Listings and Vacation Rentals products.

The following table presents our revenue by geographic region, which reflects how we measure our business internally. Revenue by geography is based on the location of our websites:

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	($ in millions)
North America (1)	$494	$409	$360	21%	13%
EMEA (2)	291	240	218	21%	10%
APAC (3)	122	82	46	49%	80%
LATAM (4)	38	32	13	20%	137%

Total revenue	$945	$763	$637	24%	20%

(1)	United States and Canada*
(2)	Europe, Middle East and Africa
(3)	Asia-Pacific
(4)	Latin America
*	Included in international revenue for discussion purposes.

International revenue increased $105 million and $88 million during the years ended December 31, 2013 and 2012, respectively, compared to the same periods in 2012 and 2011. International revenue represented 51%, 49%, and 45% of total revenue during the years ended December 31, 2013, 2012, and 2011, respectively. The increase in international revenue, in absolute dollars and as a percentage of total revenue, is primarily due to additional investment in international expansion and growth in international hotel shoppers.

In addition to the above product revenue discussion, Revenue from Expedia, which consists primarily of click-based advertising, is as follows:

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	($ in millions)
Revenue from Expedia	$217	$204	$211	7%	(3)%
% of revenue	23.0%	26.7%	33.1%

2013 vs. 2012

Revenue from Expedia increased $13 million during the year ended December 31, 2013, respectively, when compared to the same period in 2012, primarily due to lower click volume sent to Expedia, primarily related to our transition to hotel metasearch which was more than offset by higher CPC pricing paid by Expedia during this time period. For information on our relationship with Expedia refer to “Note 15—Related Party Transactions” in the notes to our consolidated and combined financial statements.

2012 vs. 2011

Revenue from Expedia decreased $7 million during the year ended December 31, 2012 when compared to the same period in 2011, primarily due to lower CPC pricing paid by Expedia, partially offset by higher click volume sent to Expedia in 2012.

Cost of Revenue

Cost of revenue consists of expenses that are closely correlated or directly related to revenue generation, including ad serving fees, flight search fees, credit card fees and data center costs.

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	($ in millions)
Cost of revenue	$18	$12	$11	47%	11%
% of revenue	1.9%	1.6%	1.7%

2013 vs. 2012

Cost of revenue increased $6 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to increased data center costs, driven by higher site traffic and merchant credit card fees.

2012 vs. 2011

Cost of revenue increased $1 million during the year ended December 31, 2012 when compared to the same period in 2011, primarily due to increased merchant credit card fees.

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

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	($ in millions)
Direct costs	$243	$177	$137	38%	29%
Personnel and overhead	125	89	72	40%	25%

Total selling and marketing	$368	$266	$209	38%	27%

% of revenue	39.0%	34.9%	32.8%

2013 vs. 2012

Direct selling and marketing costs increased $66 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to increased SEM costs, other traffic acquisition costs and brand advertising costs, including offline advertising, partially offset by a decrease in spending in social media costs. Personnel and overhead costs increased $36 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to an increase in headcount to support business growth, including international expansion and employees joining us through recent business acquisitions, and also increased stock-based compensation costs.

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

Technology and Content

Technology and content expenses consist of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our websites. Other costs include licensing and maintenance expense.

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	($ in millions)
Personnel and overhead	$121	$80	$51	51%	56%
Other	10	7	6	45%	7%

Total technology and content	$131	$87	$57	51%	51%

% of revenue	13.8%	11.4%	9.0%

2013 vs. 2012

Technology and content costs increased $44 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion, enhanced site features, extending our products onto smartphone and tablet platforms, and development of our hotel metasearch product, as well as an increase in stock based compensation and additional personnel costs related to employees joining us through recent business acquisitions.

2012 vs. 2011

Technology and content costs increased $30 million during the year ended December 31, 2012 when compared to the same period in 2011, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion, enhanced site features, extending our products onto smartphone and tablet platforms, and development of our hotel metasearch product, as well as an increase in stock based compensation.

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

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	($ in millions)
Personnel and overhead	$66	$51	$37	30%	39%
Professional service fees and other	32	25	8	28%	203%

Total general and administrative	$98	$76	$45	30%	69%

% of revenue	10.4%	9.9%	7.0%

2013 vs. 2012

General and administrative costs increased $22 million during the year ended December 31, 2013, when compared to the same period in 2012, primarily due to increased personnel costs related to an increase in stock-based compensation, as well as increased headcount to support business growth and additional professional service fees in order to support our operations and an increase in our bad debt provision.

2012 vs. 2011

General and administrative costs increased $31 million during the year ended December 31, 2012, when compared to the same period in 2011, due to increased personnel and overhead costs related to an increase in stock based compensation, as well as increased headcount to support business growth, and a full year of costs related to additional headcount and professional service fees to support our operations as a standalone public company in 2012. We also incurred increased professional service fees primarily related to legal and tax initiatives. In addition, in connection with the Spin-Off, we assumed Expedia’s obligation to fund a charitable foundation (see “Note 12—Commitments and Contingencies” in the notes to the consolidated and combined financial statements). Our expense related to the funding of this charitable foundation was $7 million for the year ended December 31, 2012.

Shared Services Fee with Expedia

Prior to the Spin-Off, our shared services fee was comprised of allocations from Expedia for accounting, legal, tax, corporate development, treasury, financial reporting, real estate management and included an allocation of employee compensation within these functions. These allocations were determined based on what we and Expedia considered to be reasonable reflections of the utilization of services provided or the benefit received by us.

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	($ in millions)
Shared services fee with Expedia	$—	$—	$9	0%	(100)%
% of revenue	0%	0%	1.4%

Shared services fee costs incurred for the use of Expedia shared services ceased in connection with the Spin-Off. Refer to “Note 15—Related Party Transactions” in the notes to our consolidated and combined financial statements for further information on our relationship with Expedia.

Depreciation

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	($ in millions)
Depreciation	$29	$20	$18	48%	9%
% of revenue	3.1%	2.6%	2.9%

2013 vs. 2012

Depreciation expense increased $9 million during the year ended December 31, 2013 when compared to the same period in 2012 primarily due to increased amortization related to capitalized software and website development costs.

2012 vs. 2011

Depreciation expense increased $2 million during the year ended December 31, 2012 when compared to the same period in 2011 primarily due to increased amortization related to capitalized software and website development costs and additional depreciation of $1 million related to purchased software licenses and leasehold improvements.

Amortization of Intangible Assets

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	($ in millions)
Amortization of intangible assets	$6	$6	$8	(6)%	(19)%
% of revenue	0.6%	0.8%	1.2%

2013 vs. 2012

Amortization of intangible assets did not materially change during the year ended December 31, 2013 when compared to the same period in 2012. Amortization related to acquired definite lived intangibles from business acquisitions during 2013 was more than offset by the completion of amortization related to certain technology intangible assets from prior years.

2012 vs. 2011

Amortization of intangible assets decreased $2 million during the year ended December 31, 2012 when compared to the same period in 2011, primarily due to the completion of amortization related to certain technology intangible assets.

Interest Income

Interest income primarily consists of interest earned and amortization of discounts and premiums on our marketable securities.

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	($ in millions)
Interest income	$2	$1	$1	241%	(37)%
% of revenue	0.2%	0.1%	0.1%

2013 vs. 2012

Interest income increased $1 million during the year ended December 31, 2013 when compared to the same period in 2012. The increase in interest income is primarily due to the fact that we began investing in marketable securities during the fourth quarter of 2012. Refer to “Note 4—Financial Instruments” for additional information on our current portfolio as of December 31, 2013.

2012 vs. 2011

Interest income did not materially change during the year ended December 31, 2012 when compared to the same period in 2011.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our Credit Agreement and Chinese Credit Facilities.

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	($ in millions)
Interest expense	$10	$11	$—	(11)%	2,629%
% of revenue	1.1%	1.5%	0.1%

2013 vs. 2012

The decrease in interest expense is primarily due to the lower outstanding borrowings and effective interest rates during the year ended December 31, 2013 over the same period during 2012 related to our Term Loan. Refer to “Note 8—Debt” for additional information on our outstanding borrowing facilities.

2012 vs. 2011

The increase in interest expense is related to interest incurred as a result of us entering into our Credit Agreement for the year ending December 31, 2012 over the same period during 2011.

Other Expense, Net

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	($ in millions)
Other Expense, Net	$2	$3	$1	(55)%	175%

Other, net is primarily comprised of net foreign exchange losses and disposal of fixed assets for the periods presented.

Provision for Income Taxes

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	($ in millions)
Provision for income taxes	$79	$87	$94	(9)%	(7)%
Effective tax rate	27.8%	31.0%	34.6%

2013 vs. 2012

Our effective tax rates for the years ended December 31, 2013 and 2012 were 27.8% and 31.0%, respectively. Our effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower. This is partly driven by the current statutory tax rate of 23% in the United Kingdom and our tax incentive on qualifying income in Singapore granted by the Singapore Economic Development Board in 2011. Our effective tax rate is partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions.

The decrease in the effective tax rate for 2013 compared to the 2012 rate was primarily due to an increase in earnings in jurisdictions outside the United States as well as an internal restructuring that occurred during the fourth quarter of 2012. This restructuring was undertaken within our non-U.S. operations to align our global structure for more efficient treasury management and global cash deployment.

During the third quarter of 2013, Massachusetts enacted a statute that changed how sales are apportioned from being a cost of performance measure to market based sourcing. The impact of such will decrease our overall state tax provision in 2014. Additionally, the United Kingdom statutory tax rate is set to decrease from 23% to 21% effective April 1, 2014, which will also reduce our effective tax rate.

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

Liquidity and Capital Resources

The following section explains how we have generated and used our cash historically, describes our current capital resources and discusses our future financial commitments.

Cash Requirements

The following table aggregates our material contractual obligations and minimum commercial commitments as of December 31, 2013:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Term Loan (1)	$340	$40	$300	$—	$—
Expected interest payments on Term Loan (1)	14	5	9	—	—
Chinese credit facilities (1)	28	28	—	—	—
Operating leases	86	13	19	16	38
Build to suit lease obligation (2)	144	—	10	19	115
Purchase obligations (3)	1	1	—	—	—

Total (4)(5)(6)	$613	$87	$338	$35	$153

(1)

The amounts included as expected interest payments on the Term Loan in this table are based on the current effective interest rate and payment terms as of December 31, 2013, but, could change significantly in the future. Amounts assume that our existing debt is repaid at maturity and do not assume additional borrowings or refinancings of existing debt. See “Note 8—Debt” in the notes to the consolidated and combined financial statements for additional information on our Term Loan and Chinese Credit Facilities.
(2)	Estimated future minimum rental payments for our future corporate headquarters in Needham, MA. See discussion under “Office Lease Commitments” below.
(3)	Excludes amounts already recorded on the consolidated balance sheet at December 31, 2013.
(4)	Excluded from the table was $38 million of unrecognized tax benefits, including interest and penalties, that we have recorded in other long-term liabilities for which we cannot make a reasonably reliable estimate of the amount and period of payment. We estimate that none of these amounts will be paid within the next twelve months.
(5)	In connection with the Spin-Off, we assumed Expedia’s obligation to fund a charitable foundation. The Board of Directors of the charitable foundation is currently comprised of Stephen Kaufer- President and Chief Executive Officer, Julie M.B. Bradley-Chief Financial Officer and Seth J. Kalvert- Senior Vice President, General Counsel and Secretary. Our obligation was calculated at 2.0% of OIBA in 2013. For a discussion regarding OIBA see “Note 16—Segment Information” in the notes to the consolidated and combined financial statements. This future commitment has been excluded from the table above.
(6)	Excludes spending on anticipated leasehold improvements on our Needham, Massachusetts lease, including design, development, construction costs, and the purchase and installation of equipment, net of related Landlord incentives, which we estimate will begin in the fourth quarter of 2014 thru the second quarter of 2015 and currently estimate will cost in the range of $35-$40 million.

Term Loan Facility Due 2016 and Revolving Credit Facility

On December 20, 2011, in connection with the Spin-Off, we entered into the Credit Agreement, which provides $600 million of borrowing including:

•	the Term Loan Facility, or Term Loan, in an aggregate principal amount of $400 million with a term of five years due December 2016; and

•	the Revolving Credit Facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

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

As of December 31, 2013 we are using a one-month interest period Eurocurrency Spread which is approximately 1.7% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically. A 25 basis point change in the interest rate on the current Term Loan balance would result in an increase or decrease to interest expense of approximately $0.9 million per annum.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of December 31, 2013 there are no outstanding borrowings under our Revolving Credit Facility.

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

As of December 31, 2013 we believe we are in compliance with all of our debt covenants.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of December 31, 2013 and 2012, we had $28.5 million and $32.1 million of short term borrowings outstanding, respectively.

Certain of our Chinese subsidiaries entered into a RMB 138,600,000 (approximately $22 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. During the year ended December 31, 2012, this credit line was increased to RMB 189,000,000 (approximately $30 million). During the year ended December 31, 2013, we made a payment inclusive of interest of RMB 68,283,570 (approximately $10.9 million). We currently have $12.7 million of outstanding borrowings from this credit facility as of December 31, 2013. Our Chinese Credit Facility—BOA currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of December 31, 2013.

In addition, during April 2012, certain of our Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). This credit facility was renewed for an additional year in April 2013. During the year ended December 31, 2013, we made a payment inclusive of interest of RMB 24,281,546 (approximately $3.9 million). We currently have $15.8 million of outstanding borrowings from this credit facility as of December 31, 2013. Our Chinese Credit Facility—JPM currently bears interest based at 100% of the People’s Bank of China’s base rate and was 5.6% as of December 31, 2013.

Office Lease Commitments

We currently lease approximately 119,000 square feet for our corporate headquarters in Newton, Massachusetts, pursuant to a lease with an expiration date of April 2015. We also lease an aggregate of approximately 382,000 square feet at approximately 30 other locations across North America, Europe and Asia Pacific, primarily for our international management teams, sales offices, and subsidiary headquarters, pursuant to leases with expiration dates through December 2030. We currently have no equipment leases as of December 31, 2013.

In June 2013, TripAdvisor LLC (“TA LLC”), our indirect, wholly owned subsidiary, entered into a lease (the “Lease”), for a new corporate headquarters. Pursuant to the Lease, the landlord will build an approximately 280,000 square foot rental building in Needham, Massachusetts (the “Premises”), and thereafter lease the Premises to TA LLC as TripAdvisor’s new corporate headquarters for an initial term of 15 years and 7 months. If the landlord fails to deliver the Premises according to the schedule, subject to certain conditions, TA LLC may be entitled to additional free rent, or in extreme cases, a right to terminate the Lease. Under the Lease, TA LLC is required to pay an initial base rent of $33.00 per square foot per year, increasing to $34.50 per square foot by the final year of the initial term, as well as all real estate taxes and other building operating costs. TA LLC also has an option to extend the term of the Lease for two consecutive terms of five years each.

The aggregate future minimum lease payments are $143.5 million and are currently scheduled to be paid, beginning in November 2015, as follows: $1.1 million for 2015, $9.3 million for 2016, $9.3 million for 2017, $9.3 million for 2018 and $114.6 million for 2019 and thereafter. The Lease has escalating rental payments and initial periods of free rent. TA LLC was also obligated to deliver a letter of credit to the Landlord in the amount of $0.8 million as security deposit, which amount is subject to increase under certain circumstances. TA LLC also has an option to extend the term of the Lease for two consecutive terms of five years each. In connection with the Lease, TripAdvisor entered into a Guaranty (the “Guaranty”), pursuant to which TripAdvisor provides full payment and performance guaranty for all of TA LLC’s obligations under the Lease.

We have concluded we are the deemed owner (for accounting purposes only) of the Premises during the construction period under GAAP build to suit lease accounting. As building construction began in the fourth quarter of 2013, we recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, net” and “Other long-term liabilities,” respectively, on our consolidated balance sheets. We will increase the asset and corresponding long term liability as additional building costs are incurred by the landlord during the construction period.

Once the landlord completes the construction of the Premises (estimated to be May 2015), we will evaluate the Lease in order to determine whether or not the Lease meets the criteria for “sale-leaseback” treatment. If the Lease meets the “sale-leaseback” criteria, we will remove the asset and the related liability from its consolidated balance sheet and treat the Lease as either an operating or capital lease based on the our assessment of the accounting guidance.

If the Lease does not meet “sale-leaseback” criteria, we will treat the Lease as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the building’s estimated useful life. And at the conclusion of the lease term, we would de-recognize both the net book values of the asset and financing obligation. Although we will not begin making lease payments pursuant to the Lease until November 2015, the portion of the lease obligations allocated to the land is treated for accounting purposes as an operating lease that commenced in 2013.

Purchase Obligations

These amounts represent minimum non-cancelable purchase obligations with certain of our vendors, which we expect to utilize in the ordinary course of business.

Letters of Credit

As of December 31, 2013, we have issued unused letters of credit totaling $1 million, related to our property leases.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities, as reflected in the consolidated and combined statements of cash flows, are summarized in the following table:

	Year ended December 31,
	2013	2012	2011
	(in millions)
Net cash provided by (used in):
Operating activities	$350	$239	$218
Investing activities	$(197)	$(244)	$(539)
Financing activities	$(170)	$190	$412

Our principal source of liquidity is cash flows generated from operations, although liquidity needs can also be met through drawdowns under our credit facilities discussed above. As of December 31, 2013 and 2012, we had $671 million and $586 million of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of December 31, 2013 approximately $442 million of our cash, cash equivalents and short and long-term marketable securities are held by our international subsidiaries, primarily in the United Kingdom, and are related to earnings we intend to reinvest permanently outside the United States. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $481 million as of December 31, 2013. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Cash held is primarily denominated in U.S. dollars.

Historically, the cash we generate has been sufficient to fund our working capital requirements, capital expenditures and to meet our long term debt obligations and other financial commitments. Management believes that our cash and cash equivalents and available for sale marketable securities, combined with expected cash flows generated by operating activities and available cash from our credit facilities will be sufficient to fund our ongoing working capital requirements, capital expenditures, business growth initiatives, meet our long term debt obligations and other financial commitments, fund our new corporate lease obligations, share repurchases and fund any potential acquisitions for at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business growth initiatives, either of which could have a material adverse effect on our future financial condition or results of operations.

2013 vs. 2012

Operating Activities

For the year ended December 31, 2013, net cash provided by operating activities increased by $111 million or 46% when compared to the same period in 2012, primarily due to an increase in net income of $11 million and an increase in non-cash items not affecting cash flows of $35 million, which is primarily related to increased stock based compensation and depreciation. Working capital movements increased $64 million for the year ended December 31, 2013 when compared to the same period in 2012, primarily due to an increase in operating cashflow from deferred merchant payables of $18 million and lower income tax payments primarily due to a lower effective tax rate with the remaining increase related to the timing of customer receipts, cash receipts from Expedia, income tax payments, and vendor payments.

Investing Activities

For the year ended December 31, 2013, net cash provided by investing activities increased by $47 million when compared to the same period in 2012, primarily due to the sale and maturity of marketable securities of

$326 million in 2013. This was primarily offset by an increase in the purchases of marketable securities by $213 million, cash paid for 2013 business acquisitions of $35 million, net of cash acquired, and an increase in capital expenditures of $26 million. In addition, we received $7 million during the three months ended March 31, 2012 from Expedia related to Spin-Off, which did not reoccur in 2013.

Financing Activities

For the year ended December 31, 2013, net cash provided by financing activities decreased by $360 million when compared to the same period in 2012 primarily due to an increase of $20 million in principal payments on our Term Loan, payments of $145 million for common stock share repurchases under our authorized share repurchase program, a reduction of $207 million in proceeds related to the exercise of our stock options and warrants, primarily due to one-time warrant proceeds of $215 million during 2012 and the introduction in Q3 2013 of the net share settlement of our stock option exercises, and a $15 million repayment of our outstanding borrowings on our Chinese Credit Facilities in 2013. This was offset by a $10 million repayment of our outstanding borrowing on our Revolving Credit Facility in 2012 that did not reoccur in 2013 and $22 million paid to purchase the remaining shares of our non-controlling interest in 2012 that did not reoccur in 2013.

2012 vs. 2011

Operating Activities

For the year ended December 31, 2012, net cash provided by operating activities increased by $21 million or 10% when compared to the same period in 2011, primarily due to an increase in net income of $17 million and an increase in non-cash items not affecting cash flows of $9 million, which is primarily related to increased stock based compensation, offset by a decrease in working capital movements of $5 million. The decrease in working capital movements in 2012 vs. 2011 was primarily driven by the classification of activity with Expedia of $17 million which was classified in operating activities in 2012, as compared to investing activities in the periods prior to the Spin-Off, offset by the timing of customer cash receipts and the timing of tax and vendor payments.

Investing Activities

For the year ended December 31, 2012, net cash provided by investing activities increased by $295 million when compared to the same period in 2011, primarily due to the cessation of net cash transfers to Expedia related to business operations in the periods prior to the Spin-Off in 2011 of $96 million and a distribution of approximately $406 million to Expedia immediately prior to the Spin-Off in 2011. This was primarily offset by the purchase of $219 million of marketable securities in 2012, as we began purchasing debt securities in the fourth quarter of 2012.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Related Party Transactions

For information on our relationships with Expedia and Liberty Interactive Corporation refer to “Note 15—Related Party Transactions” in the notes to our consolidated and combined financial statements.

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

Our significant accounting policies and estimates are more fully described in “Note 2—Significant Accounting Policies” in the notes to our consolidated and combined financial statements. A discussion of information about the nature and rationale for our critical accounting estimates is below.

Business Combination Valuations and Recoverability of Goodwill, Indefinite and Definite-Lived Intangible Assets

Goodwill. We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. We assess goodwill, which is not amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). We have one operating and reportable segment. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

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

As part of our qualitative assessment for our 2013 impairment analysis, the factors that we considered for our goodwill and indefinite-lived intangible assets included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) comparison of our current financial performance to historical and budgeted results, (f) changes in excess market capitalization over book value based on our current common stock price and latest consolidated balance sheet, and (g) comparison of the excess of the fair value of our of trade names and trademarks to the carrying value of those same assets, using the results of our most recent quantitative assessment. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined for our goodwill and indefinite-lived intangible assets that it was more likely than not that these assets were not impaired. Therefore no impairment charges were recognized to our consolidated statement of operations during the year ended December 31, 2013 for our goodwill or indefinite-lived intangible assets.

Since the annual impairment tests in October 2013, there have been no events or changes in circumstances to indicate any potential impairment and our goodwill and indefinite lived intangibles are not currently considered at risk. In the event that future circumstances indicate that any portion of our goodwill or our indefinite-lived intangibles is impaired, an impairment analysis would be performed.

Definite-Lived Intangible Assets. Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of two to eleven years. The straight-line method of amortization is currently used for our definite-lived intangible assets as it approximates, or is our best estimate, of the distribution of the economic use of our identifiable intangible assets. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.

Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset by determining if the carrying value of the asset exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset over the remaining economic life of the asset. If the recoverability test indicates that the carrying value of the asset is not recoverable, we will estimate the fair value of the asset using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset’s carrying amount and its estimated fair value. We have not identified any circumstances that would warrant an impairment assessment as of December 31, 2013.

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

See “Note 9—Income Taxes” in the notes to our consolidated and combined financial statements for further information on income taxes.

Stock-Based Compensation

Stock Options

The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Stock options granted during the year ended December 31, 2013 had a term of ten years from the date of grant and generally vest over a four-year requisite service period.

During the year ended December 31, 2013, we issued 2,824,583 of primarily service based stock options under the 2011 Incentive Plan with a weighted average grant-date fair value per option of $28.30. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

The estimated fair value of the options granted under the 2011 Incentive Plan to date, have been calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards, which includes the risk-free rate of return, expected volatility, expected term and expected dividend yield.

Our risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. We estimate volatility of our common stock by using an average of our historical stock price volatility and of publicly traded companies that we consider peers based on daily price observations over a period equivalent to or approximate to the expected term of the stock option grants. The decision to use a weighted average volatility factor with our peer group was based upon the relatively short period of availability of data on our common stock. We estimate our expected term using the simplified method for all stock options as we do not have sufficient historical exercise data on our common stock. Our expected dividend yield is zero, as we have not paid any dividends on our common stock to date and do not expect to pay any cash dividends for the foreseeable future.

Restricted Stock Units (RSUs)

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

Performance-based stock options and RSUs vest upon achievement of certain company-based performance conditions and a requisite service period. On the date of grant, the fair value of performance-based awards is determined, which is calculated using the same method as our service based stock options and RSUs described above. We then assess whether it is probable that the performance targets would be achieved. If assessed as probable, compensation expense will be recorded for these awards over the estimated performance period. At each reporting period, we will reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

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

Websites and Internal Use Software Development Costs

We capitalize certain costs incurred during the application development stage related to the development of websites and internal use software when it is probable the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three to five years. Capitalized costs include internal and external costs, if direct and incremental, and deemed by management to be significant. We expense costs related to the planning and post-implementation phases of software and website development as these costs are incurred. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software resulting in added functionality, in which case the costs are capitalized. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites and internal use software, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website and internal use software development costs we capitalize and amortize could change in future periods.

Refer to “Note 6—Fixed Assets” in the notes to our consolidated and combined financial statements for further information on our development of websites and internal use software.

Recently Adopted Accounting Pronouncements

For a discussion of new accounting pronouncements, see “Note 2—Significant Accounting Policies” in the notes to our consolidated and combined financial statements.

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

In order to provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our current investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2013, a hypothetical 100 basis point increase in interest rates across all maturities would result in an approximate $3.4 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

As of December 31, 2013, we had $340 million of debt under our Term Loan, which has a variable rate. The variable interest rate on the Term Loan is based on current assumptions, leverage and LIBOR rates. Based on our current loan balance through December 31, 2013, a 25 basis point change in our interest rate on the Term Loan would result in an increase or decrease to interest expense of approximately $0.9 million per annum. We currently do not hedge our interest rate risk; however, we are continually evaluating the interest rate market, and if we become increasingly exposed to potentially volatile movements in interest rates, and if these movements are material, this could cause us to adjust our financing strategy.

We did not experience any significant impact from changes in interest rates for the years ended December 31, 2013, 2012 or 2011.

Foreign Currency Exchange Rates

We conduct business in certain international markets, primarily the European Union, the United Kingdom, Singapore and China. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates.

Some of our foreign subsidiaries maintain their accounting records in their respective local currencies other than the U.S. dollar (primarily in British pound sterling). Consequently, changes in currency exchange rates may impact the translation of foreign financial statements into U.S. dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, revenue, operating expenses, operating income and net income. Similarly, our net assets, revenue, operating expenses, operating income and net income will decrease if the U.S. dollar strengthens against local currency. The effect of foreign exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. A hypothetical 10% decrease of the foreign exchange rates relative to the U.S. Dollar, or strengthening of the U.S. Dollar, would generate an unrealized loss of approximately $1.6 million related to an decrease in our net assets held in functional currencies other than the U.S. Dollar as of December 31, 2013, which would be recorded to accumulated other comprehensive loss on our consolidated balance sheet.

In addition, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses. We recognize these transactional gains and losses (primarily Euro currency transactions) in our consolidated and combined statements of operations and have recorded foreign exchange losses of $0.2 million, $3.2 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, in Other, net on our consolidated and combined statements of operations.

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

Our objective is to hedge only those currency exposures that can be confidently identified and quantified and that may result in significant impacts to corporate cash or the consolidated statement of operations. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

Our current derivative contracts principally address foreign exchange fluctuation risk for the Euro versus the U.S. Dollar. We account for our derivative instruments as either assets or liabilities and carry them at fair value.

As of December 31, 2013 and 2012, we had outstanding forward currency contracts not designated as hedging contracts with a notional value of $5.2 million and $2.7 million. These contracts are all short-term in nature. The fair value of these derivatives at both December 31, 2013 and 2012, represented a net liability of $0.1 million and are recorded in accrued expenses and other current liabilities on our consolidated balance sheets. For the years ended December 31, 2013 and 2012, $0.3 million and $0.7 million, respectively, of expense was recorded to Other, net on our consolidated and combined statements of operations related to derivative contracts. A hypothetical 10% change of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would not have a material impact on the fair value of our outstanding derivatives as of December 31, 2013 and 2012. We did not enter into any derivative instruments for the year ending December 31, 2011. Refer to “Note 5—Financial Instruments” in the notes to the consolidated and combined financial statements for further detail on our derivative instruments.

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

We have audited the accompanying consolidated balance sheets of TripAdvisor, Inc. as of December 31, 2013 and 2012, and the related consolidated and combined statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TripAdvisor, Inc. at December 31, 2013 and 2012, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TripAdvisor, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 11, 2014

TRIPADVISOR, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$727,236	$559,215	$426,045
Revenue from Expedia	217,425	203,751	211,018

Total revenue	944,661	762,966	637,063
Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	17,714	12,074	10,873
Selling and marketing (2)	368,353	266,239	209,176
Technology and content (2)	130,673	86,640	57,448
General and administrative (2)	98,121	75,641	44,770
Depreciation	29,495	19,966	18,362
Amortization of intangible assets	5,731	6,110	7,523
Shared services fee with Expedia	—	—	9,222
Spin-off costs	—	—	6,932

Total costs and expenses	650,087	466,670	364,306

Operating income	294,574	296,296	272,757
Other income (expense):
Interest income	1,738	510	808
Interest expense	(10,074)	(11,381)	(417)
Other, net	(1,536)	(3,450)	(1,254)

Total other expense, net	(9,872)	(14,321)	(863)

Income before income taxes	284,702	281,975	271,894
Provision for income taxes	(79,259)	(87,387)	(94,103)

Net income	205,443	194,588	177,791
Net (income) loss attributable to noncontrolling interest	—	(519)	(114)

Net income attributable to TripAdvisor, Inc.	$205,443	$194,069	$177,677

Earnings Per Share attributable to TripAdvisor, Inc:
Basic	$1.44	$1.39	$1.33
Diluted	$1.41	$1.37	$1.32
Weighted Average Common Shares Outstanding:
Basic	142,854	139,462	133,461
Diluted	145,263	141,341	134,865

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$949	$708	$578
Amortization of website development costs included in depreciation	19,602	12,816	12,438

	$20,551	$13,524	$13,016
(2) Includes stock-based compensation as follows:
Selling and marketing	$10,643	$4,622	$3,216
Technology and content	21,053	11,400	3,931
General and administrative	17,257	14,080	10,197

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$205,443	$194,588	$177,791
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	548	1,945	(781)
Unrealized gains (losses) on available for sale securities, net of tax benefits of $6, $72, and $0, (1)	(4)	(104)	—

Total other comprehensive income (loss), net of tax	544	1,841	(781)

Comprehensive income	205,987	196,429	177,010
Less: comprehensive income attributable to noncontrolling interest	—	(519)	(114)

Comprehensive income attributable to TripAdvisor, Inc.	$205,987	$195,910	$176,896

(1)	Net gains (losses) recognized and reclassified during the years ended December 31, 2013, 2012 and 2011 were immaterial.

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$351,148	$367,515
Short-term marketable securities (note 5)	131,220	118,970
Accounts receivable, net of allowance of $3,300 and $2,818 at December 31, 2013 and December 31, 2012, respectively (note 2)	97,034	81,459
Receivable from Expedia, net (note 15)	15,828	23,971
Taxes receivable (note 9)	14,291	24,243
Deferred income taxes, net (note 9)	4,550	5,971
Prepaid expenses and other current assets	16,214	10,365

Total current assets	630,285	632,494
Long-term marketable securities (note 5)	188,338	99,248
Property and equipment, net (note 6)	81,528	43,802
Deferred income taxes, net (note 9)	893	502
Other long-term assets	18,144	13,274
Intangible assets, net (note 7)	51,842	38,190
Goodwill (note 7)	501,984	471,684

TOTAL ASSETS	$1,473,014	$1,299,194

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,869	$12,796
Deferred merchant payables (note 2)	29,612	1,303
Deferred revenue	43,970	31,563
Credit facility borrowings (note 8)	28,461	32,145
Borrowings, current (note 8)	40,000	40,000
Taxes payable (note 9)	5,443	14,597
Accrued expenses and other current liabilities (note 10)	85,534	63,236

Total current liabilities	242,889	195,640
Deferred income taxes, net (note 9)	13,114	11,023
Other long-term liabilities (note 11)	52,531	25,563
Borrowings, net of current portion (note 8)	300,000	340,000

Total Liabilities	608,534	572,226

Commitments and Contingencies (note 12)
Stockholders’ equity: (note 14)
Preferred stock $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock $0.001 par value	131	130
Authorized shares: 1,600,000,000
Shares issued: 131,537,798 and 130,060,138
Shares outstanding: 129,417,089 and 130,060,138
Class B common stock $0.001 par value	13	13
Authorized shares 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	608,001	531,256
Retained earnings	401,881	196,438
Accumulated other comprehensive loss	(325)	(869)
Treasury stock—Common stock, at cost, 2,120,709 and 0 shares, at December 31, 2013 and December 31, 2012 respectively	(145,221)	—

Total stockholders’ equity	864,480	726,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,473,014	$1,299,194

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Invested Capital	Common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Total
		Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2010	$541,561	—	$—	—	$—	$—	$—	$(1,929)	—	$—	$539,632
Net income attributable to TripAdvisor, Inc. prior to Spin-Off	175,308										175,308
Net income attributable to TripAdvisor, Inc. after the Spin-Off							2,369				2,369
Currency translation adjustments								(781)			(781)
Tax benefits on equity awards	1,453										1,453
Stock- based compensation expense- pre-Spin-Off	16,260										16,260
Acquisition of common control subsidiary from Expedia	(40,564)										(40,564)
Adjustment to the fair value of redeemable noncontrolling interest	(571)										(571)
Extinguishment of receivable due from Expedia related to Spin- Off, including transfers of assets and liabilities	(1,525)										(1,525)
Distribution to Expedia related to Spin-Off, net	(398,488)										(398,488)
Capitalization of TripAdvisor as a result of Spin-Off from Expedia, including issuance of Common and Class B shares	(293,434)	120,661,808	121	12,799,999	13	293,300					—
Stock-based compensation expense- post Spin-Off						444					444

Balance as of December 31, 2011	$—	120,661,808	$121	12,799,999	$13	$293,744	$2,369	$(2,710)	—	$—	$293,537
Net income attributable to TripAdvisor, Inc.							194,069				194,069
Currency translation adjustments								1,945			1,945
Unrealized loss on marketable securities, net of tax								(104)			(104)
Issuance of common stock related to exercise of options and warrants and vesting of RSUs		9,398,330	9			230,702					230,711
Tax benefits on equity awards						3,933					3,933
Minimum withholding taxes on net share settlements of equity awards						(6,675)					(6,675)
Adjustment to the fair value of redeemable noncontrolling interest						(14,617)					(14,617)
Reclassification of non-employee equity awards to liability						(1,462)					(1,462)
Stock-based compensation expense						25,631					25,631

	Invested Capital	Common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Total
		Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2012	$—	130,060,138	$130	12,799,999	$13	$531,256	$196,438	$(869)	—	$—	$726,968
Net income attributable to TripAdvisor, Inc.							205,443				205,443
Currency translation adjustments								548			548
Unrealized loss on marketable securities, net of tax and reclassification adjustments								(4)			(4)
Issuance of common stock related to exercise of options and vesting of RSUs		1,477,660	1			27,067					27,068
Repurchase of common stock									(2,120,709)	$(145,221)	(145,221)
Tax benefits on equity awards						12,227					12,227
Minimum withholding taxes on net share settlements of equity awards						(13,907)					(13,907)
Stock-based compensation expense						51,358					51,358

Balance as of December 31, 2013	$—	131,537,798	$131	12,799,999	$13	$608,001	$401,881	$(325)	(2,120,709)	$(145,221)	$864,480

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$205,443	$194,588	$177,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	29,495	19,966	18,362
Stock-based compensation	48,953	30,102	17,344
Amortization of intangible assets	5,731	6,110	7,523
Amortization of deferred financing costs	779	889	21
Amortization of discounts and premiums on marketable securities, net	4,905	527	—
Deferred tax (benefit) expense	5,473	(4,960)	(931)
Excess tax benefits from stock-based compensation	(12,425)	(2,717)	(1,571)
Provision (recovery) for doubtful accounts	1,485	(1,050)	909
Foreign currency transaction (gains) losses, net	(154)	1,644	209
Other, net	1,691	187	(131)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,184)	(11,810)	(15,910)
Receivable from Expedia,net	8,099	(16,921)	—
Taxes receivable	9,952	(24,243)	—
Prepaid expenses and other assets	(3,655)	(3,305)	(1,821)
Accounts payable	(5,884)	15,322	4,133
Deferred merchant payable	16,767	(1,345)	1,752
Taxes payable	16,852	7,073	3,244
Accrued expenses and other liabilities	23,404	17,067	82
Deferred revenue	8,796	11,942	6,876

Net cash provided by operating activities	349,523	239,066	217,882
Investing activities:
Acquisitions, net of cash acquired	(34,819)	(3,007)	(7,894)
Capital expenditures, including internal-use software and website development costs	(55,455)	(29,282)	(21,323)
Purchases of marketable securities	(432,373)	(218,922)	—
Sales of marketable securities	174,723	—	—
Maturities of marketable securities	150,780	—	20,090
Distribution to Expedia related to Spin-Off	—	7,028	(405,516)
Acquisitions, net of cash acquired, from Expedia	—	—	(28,099)
Transfers to Expedia, net	—	—	(95,967)
Other, net	350	—	(153)

Net cash used in investing activities	(196,794)	(244,183)	(538,862)
Financing activities:
Repurchase of common stock	(145,221)	—	—
Proceeds from credit facilities	10,201	15,372	18,158
Payments on credit facilities	(14,728)	(10,000)	—
Principal payments on long-term debt	(40,000)	(20,000)	—
Proceeds from issuance of long-term debt, net of issuance costs	—	—	396,516
Proceeds from exercise of stock options and warrants	23,703	230,711	—
Payment of minimum withholding taxes on net share settlements of equity awards	(13,907)	(6,675)	—
Excess tax benefits from stock-based compensation	12,425	2,717	1,571
Payments on construction in process related to build to suit lease obligations	(2,148)	—	—
Payments to purchase subsidiary shares from noncontrolling interest	—	(22,304)	—
Acquisitions funded by Expedia	—	—	5,135
Payments on acquisition earn-out	—	—	(9,546)

Net cash (used) provided by financing activities	(169,675)	189,821	411,834
Effect of exchange rate changes on cash and cash equivalents	579	(721)	(455)

Net (decrease) increase in cash and cash equivalents	(16,367)	183,983	90,399
Cash and cash equivalents at beginning of year	367,515	183,532	93,133

Cash and cash equivalents at end of year	$351,148	$367,515	$183,532
Supplemental disclosure of cash flow information:
Income taxes paid directly to taxing authorities, net of refunds	$49,989	$107,799	$42,220
Income taxes paid to Expedia	—	—	49,570

Total income taxes paid, net of refunds	$49,989	$107,799	$91,790

Cash paid during the period for interest	$8,291	$9,792	$313
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of construction in-process related to build to suit lease obligation	$7,877	—	—
Non-cash fair value increase for redeemable noncontrolling interests	—	$14,617	$571
Distribution receivable from Expedia, Inc.	—	—	(7,028)

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIPADVISOR, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BUSINESS DESCRIPTION

We refer to TripAdvisor, Inc. and our wholly-owned subsidiaries as “TripAdvisor,” “the Company,” “us,” “we” and “our” in these notes to the consolidated and combined financial statements.

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

On December 11, 2012, Liberty Interactive Corporation, or Liberty, purchased an aggregate of 4,799,848 shares of common stock of TripAdvisor from Barry Diller, our former Chairman of the Board of Directors and Senior Executive, and certain of his affiliates (the “Stock Purchase”). As a result, as of December 31, 2013, Liberty beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 14.0% of the outstanding shares of Common Stock and 100% of the outstanding shares of Class B Common Stock. Assuming the conversion of all of the Liberty’s shares of Class B common stock into common stock, Liberty would beneficially own 21.8% of the outstanding common stock (calculated in accordance with Rule 13d-3). Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, Liberty may be deemed to beneficially own equity securities representing approximately 56.8% of our voting power.

Our common stock trades on the NASDAQ under the trading symbol “TRIP.”

Description of Business

TripAdvisor is an online travel company, empowering users to plan and have the perfect trip. TripAdvisor’s travel research platform aggregates reviews and opinions of members about destinations, accommodations (hotels, B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 33 countries, including in China under the brand daodao.com. Beyond travel-related content, TripAdvisor websites also include links to the websites of our travel advertisers allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we manage and operate 20 other travel brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector. We derive substantially all of our revenue from advertising, primarily through click-based advertising and display-based advertising sales. In addition, we earn revenue through a combination of subscription-based offerings from our Business Listings and Vacation Rental products, transaction revenue from making hotel room nights available for booking on our transactional sites, and other revenue including licensing our content to third-parties. We have one operating and reportable segment: TripAdvisor. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated and combined financial statements include TripAdvisor, our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We record our investments in entities that we do not control, but over which we have the ability to exercise significant influence, using the equity method. We record noncontrolling interest in our consolidated and combined financial statements to recognize the minority ownership interest in our consolidated and combined subsidiaries. Noncontrolling interest in the earnings and losses of consolidated and combined subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated and combined entities. We have eliminated significant intercompany transactions and accounts. The accounting for income taxes was computed for TripAdvisor on a separate tax return basis (see “Note 9—Income Taxes” for further information). The accompanying consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

The financial statements and related financial information pertaining to the period preceding December 21, 2011 have been presented on a combined basis and reflect the results of TripAdvisor that were ultimately transferred to us as part of the Spin-Off. The financial statements and related financial information pertaining to the period from December 21, 2011 onward have been presented on a consolidated basis. Prior to the Spin-Off, certain functions, including accounting, legal, tax, corporate development, treasury, employee benefits, financial reporting and real estate management, were historically managed by the corporate division of Expedia on behalf of its subsidiaries. The assets, liabilities and expenses related to the support of these centralized corporate functions have been allocated to us on a specific identification basis to the extent possible. Otherwise, allocations related to these services, in the form of a shared services fee, were primarily based upon an estimate of the proportion of corporate amounts applicable to us. These allocations were determined on a basis that Expedia and we considered to be a reasonable reflection of the cost of services provided or the benefit received by us. These expenses were allocated based on a number of factors including headcount, estimated time spent and operating expenses. In the opinion of management, the assumptions and allocations were made on a reasonable basis. Management believes that amounts allocated to TripAdvisor reflect a reasonable representation of the types of costs that would have been incurred if we had performed these functions as a stand-alone company. However, as estimation is inherent within the aforementioned allocation process, these combined financial statements do not include all of the actual amounts that would have been incurred had we been a stand-alone entity during the periods presented and also do not necessarily reflect our future financial position, results of operations and cash flows.

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated and combined financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated and combined financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated and combined financial statements include recoverability of long-lived assets and investments, recoverability of intangible assets and goodwill; income taxes; useful lives of property and equipment; purchase accounting and stock-based compensation.

Reclassifications

Certain reclassifications have been made to conform the prior period to the current presentation. These reclassifications had no net effect on our consolidated and combined financial statements and were not material.

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

Technology and Content

Technology and content expenses consist of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our websites. Other costs include licensing and maintenance expense.

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

Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and liquidity and duration management. The weighted average maturity of our total invested cash shall not exceed 18 months, and no security shall have a final maturity date greater than three years.

We continually review our available for sale securities to determine whether a decline in fair value below the carrying value is other than temporary. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If we do not intend to sell the debt security, but it is probable that we will not collect all amounts due, then only the impairment due to the credit risk would be recognized in earnings and the remaining amount of the impairment would be recognized in accumulated other comprehensive loss within stockholders’ equity.

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

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in income. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, both the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. For forward exchange contracts designated as net investment hedges, we exclude changes in fair value relating to changes in the forward carrying component from its definition of effectiveness. Accordingly, any gains or losses related to this component are recognized in current income. We have not entered into any cash flow, fair value or net investment hedges to date as of December 31, 2013.

Derivatives that do not qualify for hedge accounting must be adjusted to fair value through current income. In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our derivative instruments or forward contracts that were entered into and are not designated as hedges as of December 31, 2013 are disclosed below in “Note 5—Financial Instruments” in the notes to the consolidated and combined financial statements. Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Other, net on our consolidated and combined statements of operations. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not expected to be significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 30 days and are recorded net of an allowance for doubtful accounts. We record accounts receivable at the invoiced amount and do not charge interest. Collateral is not required for accounts receivable. We consider accounts outstanding longer than the contractual payment terms as past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and the condition of the general economy and industry as a whole.

The following table presents the changes in the allowance for doubtful accounts for the periods presented:

	December 31,
	2013	2012	2011
	(in thousands)
Allowance for doubtful accounts:
Balance, beginning of period	$2,818	$5,370	$5,184
Charges (recoveries) to earnings	1,485	(1,050)	909
Write-offs, net of recoveries and other adjustments	(1,003)	(1,502)	(723)

Balance, end of period	$3,300	$2,818	$5,370

Property and Equipment, Including Website and Software Development Costs

We record property and equipment at cost, net of accumulated depreciation. We capitalize certain costs incurred during the application development stage related to the development of websites and internal use software when it is probable the project will be completed and the software will be used as intended. Capitalized costs include internal and external costs, if direct and incremental, and deemed by management to be significant. We expense costs related to the planning and post-implementation phases of software and website development as these costs are incurred. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software resulting in added functionality, in which case the costs are capitalized.

We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is three to five years for computer equipment and purchased software, capitalized software and website development and furniture and other equipment. We depreciate leasehold improvements using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

Leases

We lease office space in several countries around the world under non-cancelable lease agreements. We generally lease our office facilities under operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on our balance sheet. The terms of certain lease agreements provide for rental payments on a graduated basis, however, we recognize rent expense on a straight-line basis over the lease period in accordance with authoritative accounting guidance. Any lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date we become legally obligated for the rent payments or when we take possession of the office space, whichever is earlier.

We establish assets and liabilities for the estimated construction costs incurred under lease arrangements where we are considered the owner for accounting purposes only, or build-to-suit leases, to the extent we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, we assess whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If we continue to be the deemed owner, the facilities are accounted for as financing leases.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

Goodwill

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

Indefinite-Lived Intangible Assets

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

As part of our qualitative assessment for our 2013 impairment analysis , the factors that we considered for our goodwill and indefinite-lived intangible assets included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) comparison of our current financial performance to historical and budgeted results, (f) changes in excess market capitalization over book value based on our current common stock price and latest consolidated balance sheet, and (g) comparison of the excess of the fair value of our trade names and trademarks to the carrying value of those same assets, using the results of our most recent quantitative assessment. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined for our goodwill and indefinite-lived intangible assets that it was more likely than not that these assets were not impaired.

Since the annual impairment tests in October 2013, there have been no events or changes in circumstances to indicate any potential impairment to goodwill or our indefinite lived intangible assets. In the event that future circumstances indicate that any portion of our goodwill or our indefinite-lived intangibles is impaired, an impairment charge would be recorded.

Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of two to eleven years. The straight-line method of amortization is currently used for our definite-lived intangible assets as it approximates, or is our best estimate, of the distribution of the economic use of our identifiable intangible assets. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.

Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset by determining if the carrying value of the asset exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset over the remaining economic life of the asset. If the recoverability test indicates that the carrying value of the asset is not recoverable, we will estimate the fair value of the asset using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured by the amount that the carrying value of such assets exceeds their fair value. We have not identified any circumstances that would warrant an impairment assessment as of December 31, 2013.

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

Foreign Currency Translation and Transaction Gains and Losses

Our consolidated and combined financial statements are reported in U.S. dollars. Certain of our subsidiaries outside of the United States use the related local currency as their functional currency and not the U.S. dollar. Therefore assets and liabilities of our foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated and combined statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings in stockholders’ equity.

Due to the nature of our operations and our corporate structure, we also have subsidiaries that have transactions in foreign currencies other than their functional currency. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the accompanying consolidated and combined statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions.

Accordingly, we have recorded foreign exchange losses of $0.2 million, 3.2 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, in Other, net. These losses are net of those realized and unrealized on foreign currency forward contracts.

Advertising Expense

We incur advertising expense consisting of traffic generation costs from search engines and Internet portals, other online and offline (including television) advertising expense, promotions and public relations to promote our brands. We expense the costs associated with communicating the advertisements in the period in which the advertisement takes place. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. For the years ended December 31, 2013, 2012 and 2011, our advertising expense was $236.5 million, $175.0 million, and $135.6 million, respectively. As of December 31, 2013 and 2012, we had $1.3 million and $1.4 million of prepaid marketing expenses included in prepaid expenses and other current assets.

Stock-Based Compensation

Stock Options.    The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant.

The estimated fair value of stock options is calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards, which includes the risk-free rate of return, expected volatility, expected term and expected dividend yield.

Our risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. We estimate volatility of our common stock by using an average of our historical stock price volatility and of publicly traded companies that we consider peers based on daily price observations over a period equivalent to or approximate to the expected term of the stock option grants. The decision to use a weighted average volatility factor with a peer group was based upon the relatively short period of availability of data on our common stock. We estimate our expected term using the simplified method for all stock options as we do not have sufficient historical exercise data on our common stock. Our expected dividend yield is zero, as we have not paid any dividends on our common stock to date and do not expect to pay any cash dividends for the foreseeable future.

Restricted Stock Units.    RSUs are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests. RSUs are measured at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value of stock options and RSUs, net of estimated forfeitures, as stock-based compensation expense over the vesting term of generally four years on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. We use historical data to estimate pre-vesting stock option and RSU forfeitures and record share-based compensation expense only for those awards that are expected to vest. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change which also impacts the amount of stock compensation expense to be recognized in future periods.

Performance-based stock options and RSUs vest upon achievement of certain company-based performance conditions and a requisite service period. On the date of grant, the fair value of performance-based awards is determined based on the fair value, which is calculated using the same method as our service based stock options and RSUs described above. We then assess whether it is probable that the performance targets would be achieved. If assessed as probable, compensation expense will be recorded for these awards over the estimated performance period. At each reporting period, we will reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

Deferred Merchant Payables

We receive cash from travelers at the time of booking related to our vacation rental and transaction-based businesses and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the hotel or vacation rental owners after the travelers’ use and subsequent billing from the hotel or vacation rental owners. Therefore, we receive cash from the traveler prior to paying the hotel or vacation rental owners, and this operating cycle represents a working capital source of cash to us. As long as our transaction-based businesses grow, we expect that changes in working capital related to these transactions will positively impact operating cash flows. As of December 31, 2013, our deferred merchant payables balance was $29.6 million and for the year ended December 31, 2013, the related transactions generated positive operating cash flow of $16.8 million. A payable balance of $11.5 million was acquired with our business acquisitions during the year ended December 31, 2013, and therefore is included within investing activities in our consolidated and combined cashflow statements. For additional information on our business acquisitions refer to “Note 3—Acquisitions” below. The deferred merchant payables balance at December 31, 2012 was $1.3 million.

Credit Risk and Concentrations

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents, corporate debt securities, foreign exchange contracts, accounts receivable and customer concentrations. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of prime institutional money market funds as well as bank account balances primarily denominated in U.S. dollars, Euros, British pound sterling, Chinese renminbi and Singapore dollars. We invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Foreign exchange contracts are transacted with various international financial institutions with high credit standing.

Our business is also subject to certain risks due to concentrations related to dependence on our relationships with our customers. We are highly dependent on our advertising and media relationship with Expedia, (see “Note 15—Related Party Transactions”). For the years ended December 31, 2013, 2012 and 2011 our two most significant advertising customers, Expedia and Priceline, accounted for a combined 47%, 48% and 49% of total revenue, respectively. As of December 31, 2013 and 2012, there were no customers that accounted for 10% or more of our accounts receivable. Our overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

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

Comprehensive Income (Loss)

Comprehensive loss currently consists of net income (loss), cumulative foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, net of tax.

Earnings per Share (EPS)

In connection with the Spin-Off a one-for-two reverse stock split of outstanding Expedia capital stock occurred immediately prior to the Spin-Off, which resulted in 120,661,020 shares of common stock and 12,799,999 shares of Class B common stock outstanding immediately following the Spin-Off.

Basic Earnings Per Share

We compute basic earnings per share by dividing net income attributable to TripAdvisor by the weighted average number of common shares outstanding during the period. We compute the weighted average number of common shares outstanding during the reporting period using the total of common stock and Class B common stock outstanding as of the last day of the previous year end reporting period plus the weighted average of any additional shares issued and outstanding less the weighted average of any treasury shares repurchased during the reporting period.

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

Diluted Earnings Per Share

We compute diluted earnings per share by dividing net income attributable to TripAdvisor by the sum of the weighted average number of common and common equivalent shares outstanding during the period. We computed the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, and (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of outstanding common equivalent shares related to stock options, stock warrants and the vesting of restricted stock units using the treasury stock method, and (iii) if dilutive, performance based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating diluted earnings per share (in thousands, except for per share information) for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income attributable to TripAdvisor, Inc.	$205,443	$194,069	$177,677
Denominator:
Weighted average shares used to compute Basic EPS	142,854	139,462	133,461
Effect of dilutive securities:
Stock options	2,131	1,207	1,164
RSUs	278	161	240
Stock warrants	—	511	—

Weighted average shares used to compute Diluted EPS	145,263	141,341	134,865

Basic EPS	$1.44	$1.39	$1.33
Diluted EPS	$1.41	$1.37	$1.32

The following potential common shares related to stock options, stock warrants and RSUs were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented:

	December 31,
	2013 (1)	2012 (2)(3)	2011 (3)
	(In thousands)
Stock options	2,244	3,944	2,261
RSUs	27	21	80
Warrants	—	—	8,047

Total	2,271	3,965	10,388

(1)	These totals do not include 155,000 performance based options and 44,000 performance based RSUs representing the right to acquire 199,000 shares of common stock for which all targets required to trigger vesting have not been achieved; therefore, such awards were excluded from the calculation of weighted average shares used to compute diluted earnings per share for those reporting periods.
(2)	These totals do not include performance based options representing the right to acquire 110,000 shares of common stock, respectively, for which all targets required to trigger vesting had not been achieved; therefore, such awards were excluded from the calculation of weighted average shares used to compute diluted earnings per share for those reporting periods.
(3)	These totals do not include performance based RSUs representing the right to acquire 200,000 and 400,000 shares of common stock at December 31, 2012 and 2011, respectively, for which all targets required to trigger vesting had not been achieved; therefore, such awards were excluded from the calculation of weighted average shares used to compute diluted earnings per share for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Recently Adopted Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board, or FASB, issued new accounting guidance which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new guidance requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified based on its source and is effective for public companies in interim and annual reporting periods beginning after December 15, 2012. Accordingly, we have adopted these presentation requirements during the first quarter of 2013. The adoption of this new guidance did not have a material impact on our consolidated and combined financial statements or related disclosures.

New Accounting Pronouncements Not Yet Adopted

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. The new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. Accordingly, we plan to adopt these presentation requirements during the first quarter of 2014. The adoption of this new guidance is not expected to have a material impact on our consolidated and combined financial statements or related disclosures.

NOTE 3: ACQUISITIONS

During the year ended December 31, 2013, we completed six acquisitions for total cash consideration paid of $34.8 million, net of cash acquired. The total cash consideration is subject to adjustment based on the finalization of working capital adjustments and amounts retained with payment subject to certain indemnification obligations by the respective sellers for our benefit in future periods. We acquired TinyPost, the developer of a product that enables users to write over photos and turn them into stories, Jetsetter, a members-only private sale site for hotel bookings; CruiseWise, a cruise research and planning site; Niumba, a Spain-based vacation rental site; GateGuru, a mobile app with flight and airport information around the world; Oyster, a hotel review website featuring expert reviews and photos covering about 150 cities, all of which complement our existing brands in those areas of the travel ecosystem.

The total purchase price of these acquisitions, all of which were accounted for as purchases of businesses under the acquisition method, have been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. The purchase price allocation of our 2013 acquisitions are preliminary and subject to revision as more information becomes available, but in any case will not be revised beyond 12 months after the acquisition date and any change to the fair value of net liabilities acquired will lead to a corresponding change to the purchase price allocable to goodwill on a retroactive basis. The primary areas of the purchase price allocation that are not yet finalized are related to the fair values of certain liabilities and income tax balances. Acquisition-related costs were expensed as incurred and were $1.6 million during the year ended December 31, 2013 and were not material during the years ended December 31, 2012 and 2011. All acquisition related expenses were included in general and administrative expenses on our consolidated and combined statements of operations.

As no individual acquisition was material, the following table presents the aggregate components of the purchase prices initially recorded for all businesses on our consolidated balance sheets at the respective acquisition dates for the periods presented:

	December 31,
	2013	2012	2011
	(In thousands)
Goodwill (1)	$29,551	$3,043	$6,390
Intangible assets (2)	19,195	—	1,642
Net (liabilities)/assets (3)	(9,936)	7	(16)
Deferred tax assets	693	—	—

Total (4)	$39,503	$3,050	$8,016

(1)	The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in these transactions is primarily attributable to expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces. Goodwill in the amount of $14.1 million is expected to be deductible for tax purposes.
(2)

Identifiable definite-lived intangible assets acquired during 2013 were comprised of developed technology of $2.4 million, trade names of $7.6 million, customer relationships of $8.0 million, and other intangibles of $1.2 million. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the companies during 2013 was 8.0 years, which will be amortized on a straight-line basis over their estimated useful lives from acquisition date. The overall weighted average life of acquired intangible assets during 2011 was 2.8 years.
(3)	Includes cash acquired of $2.9 million, $0 million and $0.1 million during 2013, 2012 and 2011, respectively.
(4)	Subject to adjustment based on (i) final working capital adjustment calculations to be determined, and (ii) indemnification obligations of the acquired company stockholders that remains to be paid of $1.8 million at December 31, 2013.

Our consolidated and combined financial statements include the operating results of all acquired businesses from the date of each acquisition. We did not have any material acquisitions, individually or in the aggregate, during the years 2013, 2012 and 2011; therefore no pro-forma results have been provided.

Other Acquisition Activity

During 2012 we also paid $22.3 million for the remaining noncontrolling interest subsidiary shares related to a 2008 acquisition, which brought our ownership to 100%. This amount is included in financing activities in the consolidated statement of cash flows for 2012.

During 2011, we paid $13 million of contingent purchase consideration under prior acquisitions. The amount in 2011 represented an earn-out payment, of which approximately $10 million and $3 million are recorded to financing activities and operating activities, respectively, in the consolidated and combined statement of cash flows. All contingent consideration accrued and paid was calculated based on the financial performance of the acquired entity to which it relates. We also purchased a subsidiary in China from Expedia for $37 million, or $28 million net of acquired cash. This acquisition was accounted for as a common control transaction, with net liabilities recorded at a carrying value of $4 million, including an additional $7 million of short term borrowings from the Chinese Credit Facilities (refer to “Note 8—Debt” below for further information on the Chinese Credit Facilities). No goodwill or other intangibles were recorded as a result of this acquisition and no contingent payments are outstanding. The difference between the purchase price and the carrying value of the net liabilities was recorded to additional paid in capital. The results of operations from this business are included in our consolidated and combined financial statements from the transaction closing date.

NOTE 4: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based Compensation Expense

The following table presents the amount of stock-based compensation related to stock-based awards, primarily stock options and RSUs, on our consolidated and combined statements of operations during the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Selling and marketing	$10,643	$4,622	$3,216
Technology and content	21,053	11,400	3,931
General and administrative	17,257	14,080	10,197

Total stock-based compensation	48,953	30,102	17,344
Income tax benefit from stock-based compensation	(18,014)	(10,648)	(6,504)

Total stock-based compensation, net of tax effect	$30,939	$19,454	$10,840

The year ended December 31, 2011 includes a one-time modification charge of $8.0 million related to the Spin-Off, primarily due to the modification of vested stock options that remained unexercised at the date of the Spin-Off, which the majority of was recorded to general and administrative expense. There were no material modifications to stock based awards for the years ended December 31, 2013 or 2012, respectively.

Prior to the Spin-Off, we participated in the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, under which we, through Expedia, granted RSUs, stock options, and other stock-based awards to our directors, officers, employees and consultants. At Spin-Off, these existing Expedia stock-based awards were converted into TripAdvisor stock-based equity awards and resulted in approximately 6,575,000 stock options (of which approximately 3,548,000 were fully vested at Spin-Off) and 893,000 RSU’s outstanding. These awards accounted for our 2011 stock-based compensation expense. We will continue to amortize the fair value, net of estimated forfeitures, over the remaining vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. All remaining unrecognized stock-based compensation expense related to these awards is included in “Unrecognized Stock-Based Compensation” below.

Stock and Incentive Plan

On December 20, 2011, our 2011 Stock and Annual Incentive Plan became effective. On December 20, 2011, we filed Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-178637) (the “Prior Registration Statement”) with the Securities and Exchange Commission (the “Commission”), registering a total of 17,500,000 shares of our common stock, of which 17,400,000 shares were issuable in connection with grants of equity-based awards under our 2011 Incentive Plan (7,400,000 of which shares were originally registered on the Form S-4 and 10,000,000 of which shares were first registered on the Prior Registration Statement) and 100,000 shares were issuable under our Deferred Compensation Plan for Non-Employee Directors (refer to “Note 13—Employee Benefit Plans” below for information on our Deferred Compensation Plan for Non-Employee Directors).

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

Pursuant to the 2011 Stock and Annual Incentive Plan, we may, among other things, grant RSUs, restricted stock, stock options and other stock-based awards to our directors, officers, employees and consultants. The summary of the material terms of the 2011 Incentive Plan is qualified in its entirety by the full text of the 2011 Incentive Plan previously filed.

As of December 31, 2013, the total number of shares available under the 2011 Incentive Plan is 18,085,169 shares. All shares of common stock issued in respect of the exercise of options or other equity awards since Spin-Off have been issued from authorized, but unissued common stock.

Stock Based Award Activity and Valuation

2013 Stock Option Activity

During the year ended December 31, 2013, we have issued 2,824,583 of primarily service based non-qualified stock options under the 2011 Incentive Plan. These stock options generally have a term of ten years from the date of grant and vest over a four-year requisite service period. We will amortize the fair value of the 2013 grants, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

A summary of the status and activity for stock option awards relating to our common stock for the year ended December 31, 2013, is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1, 2013	8,654	$31.41
Granted	2,825	58.03
Exercised (1)	1,487	23.81
Cancelled or expired	522	38.09

Options outstanding at December 31, 2013	9,470	$40.18	5.9	$403,828

Exercisable as of December 31, 2013	3,533	$30.11	3.0	$186,273

Vested and expected to vest after December 31, 2013	8,731	$39.94	5.7	$374,487

(1)	Inclusive of 242,767 options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the minimum amount of required employee withholding taxes. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. We began net-share settling the majority of our stock option exercises during the third quarter of 2013. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of December 31, 2013 was $82.83. The total intrinsic value of stock options exercised for the years ended December 31, 2013 and 2012 were $58.2 million and $25.1 million, respectively. No stock options were exercised between Spin-Off and December 31, 2011.

The fair value of stock option grants under the 2011 Incentive Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	December 31,
	2013	2012
Risk free interest rate	1.41%	1.03%
Expected term (in years)	6.06	6.21
Expected volatility	50.78%	53.46%
Expected dividend yield	—%	—%

The weighted-average grant date fair value of options granted was $28.30 and $20.36 for the years ended December 31, 2013 and 2012, respectively. No stock options were granted under the 2011 Incentive Plan for the year ended December 31, 2011. The total fair value of stock options vested for the years ended December 31, 2013 and 2012 were $26.6 million and $9.8 million, respectively. No stock options were vested between Spin-Off and December 31, 2011.

2013 RSU Activity

During the year ended December 31, 2013, we issued 1,148,976 RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock. These RSUs generally vest over a four-year requisite service period. We will amortize the fair value of the 2013 grants, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

The following table presents a summary of RSU activity on our common stock during the year ended December 31, 2013:

	RSUs Outstanding	Weighted Average Grant- Date Fair Value Per Share	Aggregate Intrinsic Value
	(In thousands)
Unvested RSUs outstanding as of January 1, 2013	446	$26.11
Granted	1,149	50.72
Vested and released (1)	363	22.95
Cancelled	97	46.80

Unvested RSUs outstanding as of December 31, 2013	1,135	$49.64	$94,125

(1)	Inclusive of 133,449 RSUs withheld to satisfy employee minimum tax withholding requirements due to net share settlement. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

Other Equity Activity

Upon Spin-Off, we entered into a warrant agreement (the “Warrant Agreement”) with Mellon Investor Services LLC and issued warrants exercisable for TripAdvisor common stock in respect of previously outstanding warrants exercisable for Expedia common stock that were adjusted on account of Expedia’s reverse stock split and the Spin-Off. In total, at Spin-Off, the warrants could have been converted into a maximum of 8,046,698 shares of our common stock without any further adjustments to the Warrant Agreement and had an expiration date of May 7, 2012.

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

During the year ended December 31, 2012, and prior to the expiration date, there were a total of 32,186,791 warrants exercised which resulted in a total of 7,952,456 shares of our common stock being issued during that period, which included 31,641,337 warrants for which the exercise price was paid in cash at a weighted average price of $27.11. We received total exercise proceeds of $214.5 million related to these warrant exercises, which is reflected as a financing activity within the consolidated statement of cash flows. In addition there were 545,454 cashless warrants exercised with a weighted average exercise price of $25.92 of which we did not receive any exercise proceeds. As a result, we currently have no outstanding warrants remaining which could be convertible to shares of our common stock.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized compensation expense, net of estimated forfeitures, and the weighted average remaining amortization period at December 31, 2013 related to our non-vested stock options and RSU awards is presented below (in thousands, except per year information):

	Stock Options	RSUs
Unrecognized compensation expense (net of forfeitures)	$93,696	$33,200
Weighted average period remaining (in years)	3.27	3.10

NOTE 5: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$195,226	$—	$—	$195,226	$195,226	$—	$—
Level 1:
Money market funds	155,922	—	—	155,922	155,922	—	—

Level 2:
U.S. agency securities	36,753	9	(18)	36,744	—	13,718	23,026
Certificates of deposit	23,901	17	(4)	23,914	—	16,410	7,504
Commercial paper	5,493	1	(1)	5,493	—	5,493	—
Corporate debt securities	253,597	132	(322)	253,407	—	95,599	157,808

Subtotal	319,744	159	(345)	319,558	—	131,220	188,338

Total	$670,892	$159	$(345)	$670,706	$351,148	$131,220	$188,338

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$141,460	$—	$—	$141,460	$141,460	$—	$—
Level 1:
Money market funds	215,052	—	—	215,052	215,052	—	—

Level 2:
U.S. agency securities	13,634	4	(3)	13,635	—	7,635	6,000
Commercial paper	48,710	15	(22)	48,703	9,999	38,704	—
Corporate debt securities	162,050	12	(180)	161,882	1,004	67,630	93,248
Municipal securities	5,003	—	(2)	5,001	—	5,001	—

Subtotal	229,397	31	(207)	229,221	11,003	118,970	99,248

Total	$585,909	$31	$(207)	$585,733	$367,515	$118,970	$99,248

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at December 31, 2013 and 2012, respectively.

We classify our cash equivalents and marketable securities within Level 1 and Level 2 as we value our cash equivalents and marketable securities using quoted market prices (Level 1) or alternative pricing sources (Level 2). The valuation technique we used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets or liabilities. Fair values for Level 2 investments are considered “Level 2” valuations because they are obtained from independent pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Our procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from our independent pricing services against fair values obtained from another independent source.

There were no material realized gains or losses related to sales of our marketable securities for the years ended December 31, 2013, 2012 and 2011.

As of December 31, 2013, we have marketable securities with a total fair value of $168.8 million in a total gross unrealized loss position of $0.3 million. We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature and do not consider any of our investments other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s cost basis. During the years ended December 31, 2013, 2012 and 2011, we did not recognize any impairment charges. We did not have any material investments in marketable securities that were in a continuous unrealized loss position for 12 months or greater at December 31, 2013 or 2012.

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

Our current forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries. We recorded a net loss of $0.3 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively, related to our forward contracts in our consolidated statements of operations in Other, net. The net cash received or paid related to our derivative instruments are classified as operating in our consolidated statements of cash flows, which is based on the objective of the derivative instruments. No derivative instruments were entered into or settled during the year ended December 31, 2011.

The following table shows the fair value and notional principal amounts of our outstanding or unsettled derivative instruments that are not designated as hedging instruments for the periods presented:

			December 31, 2013
	Balance Sheet Caption		Fair Value of Derivative (2)		U.S. Dollar Notional
(in thousands)			Asset	Liability
Foreign exchange-forward contracts (current)	Accrued and other current liabilities	(1)	$ —	$64	$5,164

			December 31, 2012
	Balance Sheet Caption		Fair Value of Derivative (2)		U.S. Dollar Notional
(in thousands)			Asset	Liability
Foreign exchange-forward contracts (current)	Accrued and other current liabilities	(1)	$—	$64	$2,710

(1)	Current derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. Dollar.
(2)	The fair value of our derivative liability is measured using Level 2 fair value inputs as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets, or observable market inputs.

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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, receivables from Expedia, trade payables, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on the consolidated balance sheets as of December 31, 2013 and December 31, 2012. The carrying value of the long-term borrowings outstanding on our Credit Agreement bear interest at a variable rate and therefore is also considered to approximate fair value.

We did not have any Level 3 assets or liabilities at December 31, 2013 or 2012.

NOTE 6: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following for the periods presented:

	December 31,
	2013	2012
	(In thousands)
Capitalized software and website development	$73,575	$48,527
Leasehold improvements	21,776	14,244
Computer equipment	21,124	13,174
Furniture and other equipment	5,734	5,276

	122,209	81,221
Less: accumulated depreciation	(48,625)	(37,626)
Construction in progress (1)	7,877	—
Software and website development projects in progress	67	207

Property and equipment, net	$81,528	$43,802

(1)	We capitalize construction in progress for build-to-suit lease agreements where we are considered the owner, for accounting purposes only, during the construction period.

As of December 31, 2013 and 2012, our recorded capitalized software and website development costs, net of accumulated amortization, were $46.2 million and $28.4 million, respectively. For the years ended December 31, 2013 and 2012, we capitalized $38.4 million and $20.2 million, respectively, related to software and website development costs. For the years ended December 31, 2013, 2012 and 2011, we recorded amortization of capitalized software and website development costs of $19.6 million, $12.8 million and $12.4 million, respectively, which is included in depreciation expense on our consolidated and combined statements of operations.

During the year ended December 31, 2013, we retired property and equipment, primarily capitalized software and website development, which were no longer in use with a total cost of $19.7 million and associated accumulated depreciation of 18.5 million, resulting in a loss of $1.2 million included in Other, net on our consolidated statements of operations.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents the changes in goodwill for the periods presented:

	December 31,
	2013	2012
	(In thousands)
Beginning balance as of January 1	$471,684	$466,892
Additions (1)	29,551	3,043
Purchase price allocation adjustments (2)	(873)	—
Foreign exchange translation adjustment	1,622	1,749

Ending balance as of December 31	$501,984	$471,684

(1)	The additions to goodwill relate to our 2013 business acquisitions. See “Note 3— Acquisitions,” above for further information.
(2)	Purchase price allocation adjustments related to our 2012 acquisition, primarily a tax related adjustment for acquired net operating loss carryforwards, or NOL’s.

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following for the periods presented:

	December 31,
	2013	2012
	(In thousands)
Intangible assets with definite lives	$36,214	$21,382
Less: accumulated amortization	(14,672)	(13,492)

Intangible assets with definite lives, net	21,542	7,890
Intangible assets with indefinite lives	30,300	30,300

	$51,842	$38,190

Amortization expense was $5.7 million, $6.1 million, and $7.5 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

Our indefinite-lived assets relate to trade names and trademarks. Refer to “Note 2—Significant Accounting Policies” above for a discussion of our annual indefinite-lived intangible asset impairment assessment.

The following table presents the components of our intangible assets with definite lives for the periods presented:

		December 31, 2013			December 31, 2012
	Weighted Ave Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)			(In thousands)
Trade names and trademarks	8.4	$17,975	$(7,462)	$10,513	$14,431	$(9,029)	$5,402
Subscriber relationships	6.1	13,835	(5,858)	7,977	5,617	(3,511)	2,106
Technology and other	2.7	4,404	(1,352)	3,052	1,334	(952)	382

Total	6.7	$36,214	$(14,672)	$21,542	$21,382	$(13,492)	$7,890

The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2013, assuming no subsequent impairment of the underlying assets, is as follows, in thousands:

2014	5,201
2015	3,264
2016	2,716
2017	2,292
2018	2,130
2019 and thereafter	5,939

Total	$21,542

NOTE 8: DEBT

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

The Term Loan and any loans under the Revolving Credit Facility bear interest by reference to a base rate or a Eurocurrency rate, in either case plus an applicable margin based on our leverage ratio. We are also required to pay a quarterly commitment fee, on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The Term Loan and loans under the Revolving Credit Facility currently bear interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points. As of December 31, 2013 we are using a one-month interest period Eurocurrency Spread which is approximately 1.7% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal is currently repayable in quarterly installments on the last day of each calendar quarter equal to 2.5% of the original principal amount with the balance due on the final maturity date. Principal payments aggregating $40 million were made during the year ended December 31, 2013.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of December 31, 2013 there are no outstanding borrowings under our Revolving Credit Facility.

During the years ended December 31, 2013, 2012 and 2011, we recorded total interest and commitment fees on our Credit Agreement of $7.5 million, $8.7 million and $0.3 million, respectively, to interest expense on our consolidated and combined statements of operations. All unpaid interest and commitment fee amounts as of December 31, 2013 and 2012 were not material.

In connection with the Credit Agreement, we also incurred debt financing costs totaling $3.5 million, which were capitalized as deferred financing costs. Approximately $0.7 million, recorded in other current assets, and approximately $ 1.1 million, reported in other long term assets, remain on the consolidated balance sheet as of December 31, 2013, net of amortization. During the years ended December 31, 2013, 2012 and 2011, we recorded amortization expense of $0.8 million, $0.9 million and $0 million, respectively, to interest expense on our consolidated and consolidated statements of operations. These costs will continue to be amortized over the remaining term of the Term Loan using the effective interest rate method.

Total outstanding borrowings under the Credit Agreement consist of the following:

December 31, 2013
(in thousands)
Short-Term Debt:
Revolving Credit Facility	$—
Term Loan	40,000

Total Short-Term Borrowings	$40,000

Long-Term Debt:
Term Loan	$300,000

Total Long-Term Borrowings	$300,000

The future minimum principal payment obligations due under the Credit Agreement related to our Term Loan is as follows:

Year Ending December 31,	Principal Payments (in thousands)
2014	$40,000
2015	40,000
2016	260,000

Total	$340,000

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

As of December 31, 2013 we believe we are in compliance with all of our debt covenants.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of December 31, 2013 and December 31, 2012, we had short-term borrowings outstanding of $28.5 million and $32.1 million, respectively.

Certain of our Chinese subsidiaries entered into a RMB 138,600,000 (approximately $22 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no-specific expiration period. During the third quarter of 2012, this credit line was increased to RMB 189,000,000 (approximately $30 million). During the year ended December 31, 2013, we made a payment inclusive of interest of RMB 68,283,570 (approximately $10.9 million). We currently have $12.7 million of outstanding borrowings from the Chinese Credit Facility—BOA as of December 31, 2013. Our Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate and was 5.6% as of December 31, 2013.

In addition, during April 2012, certain of our Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). This credit facility was renewed for an additional year in April 2013. During the year ended December 31, 2013, we made a payment inclusive of interest of RMB 24,281,546 (approximately $3.9 million). We currently have $15.8 million of outstanding borrowings from the Chinese Credit Facility—JPM as of December 31, 2013. Our Chinese Credit Facility—JPM currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate and was 5.6% as of December 31, 2013.

NOTE 9: INCOME TAXES

The following table presents a summary of our domestic and foreign income before income taxes:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Domestic	$129,452	$133,361	$121,100
Foreign	155,250	148,614	150,794

Total	$284,702	$281,975	$271,894

The following table presents a summary of the components of our provision for income taxes:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current income tax expense:
Federal	$47,784	$55,877	$49,736
State	8,936	5,927	7,818
Foreign	17,066	30,543	37,480

Current income tax expense	73,786	92,347	95,034
Deferred income tax (benefit) expense:
Federal	6,366	(3,113)	216
State	704	(347)	148
Foreign	(1,597)	(1,500)	(1,295)

Deferred income tax (benefit) expense:	5,473	(4,960)	(931)

Provision for income taxes	$79,259	$87,387	$94,103

For all periods presented, current and deferred tax expense has been computed using our stand-alone effective rate. As of December 31, 2013, our current income tax receivable and income tax payable balances represent amounts that we will receive and pay, respectively, to the Internal Revenue Service and other tax authorities.

For all periods prior to and through the Spin-Off date, we were a member of the Expedia consolidated tax group. Accordingly, Expedia filed a consolidated federal income tax return and certain state income tax returns with us for that period. Expedia has paid the entire income tax liability associated with these filings. As such, our income tax liability for this period was transferred to Expedia upon Spin-Off and was not included in income taxes payable as of December 31, 2011. Additionally, due to continuing ownership and business relationships after the Spin-Off, we have filed as part of a unitary combined group with Expedia for certain state tax returns for the 2012 and 2011 tax years. During 2013, we plan to file our state tax returns on a stand-alone basis, separate from Expedia, as our ownership and business relationships likely will not constitute a unitary relationship after 2012.

Our deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Stock-based compensation	$30,081	$21,605
Net operating loss carryforwards	18,005	15,005
Provision for accrued expenses	6,829	7,731
Other	4,365	3,391

Total deferred tax assets	59,280	47,732
Less valuation allowance	(13,284)	(11,677)

Net deferred tax assets	$45,996	$36,055

Deferred tax liabilities:
Intangible assets	$(31,956)	$(28,205)
Property and equipment	(17,500)	(10,313)
Prepaid expenses	(2,010)	(2,087)
Other	(2,201)	—

Total deferred tax liabilities	$(53,667)	$(40,605)

Net deferred tax liability	$(7,671)	$(4,550)

At December 31, 2013, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $ 12.5 million, $12.4 million and $51.0 million. If not utilized, the federal and state NOLs will expire at various times between 2020 and 2033 and the foreign NOLs will expire at various times between 2013 and 2031.

At December 31, 2013, we had a valuation allowance of $13.3 million primarily related to foreign net operating loss carryforwards for which it is more likely than not that the tax benefit will not be realized. This amount represented an overall increase of $1.6 million over the amount recorded as of December 31, 2012.

We have not provided for deferred U.S. income taxes on undistributed earnings of our foreign subsidiaries that we intend to reinvest permanently outside the United States; the total amount of such earnings as of December 31, 2013 was $481.0 million. Should we distribute or be treated under certain U.S. tax rules as having distributed earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable at this time to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

A reconciliation of the provision for income taxes to the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Income tax expense at the federal statutory rate of 35%	$99,646	$98,691	$95,163
Foreign rate differential	(41,487)	(25,069)	(15,319)
State income taxes, net of effect of federal tax benefit	8,339	5,581	4,240
Unrecognized tax benefits and related interest	9,307	4,853	2,570
Non-deductible transaction costs	253	—	2,426
Change in valuation allowance	1,999	2,535	3,451
Other, net	1,202	796	1,572

Provision for income taxes	$79,259	$87,387	$94,103

During the fourth quarter of 2012, we restructured our non-U.S. operations to align our global structure for more efficient treasury management and global cash deployment. As a result, and due to the continued expansion of our non-U.S. operations, we expect our effective tax rate to continue to decrease.

During 2011, the Singapore Economic Development Board accepted our application to receive a tax incentive under the International Headquarters Award. This incentive provides for a reduced tax rate on qualifying income of 5% as compared to Singapore’s statutory tax rate of 17% and is conditional upon our meeting certain employment and investment thresholds. This agreement is set to expire on June 30, 2016, with the ability to extend for another five years. This benefit resulted in a decrease to the 2013 tax provision of $4.3 million.

By virtue of previously filed consolidated income tax returns filed with Expedia, we are routinely under audit by federal, state and foreign tax authorities. We are currently under an IRS audit for the 2009 and 2010 tax years, and have various ongoing state income tax audits. As of December 31, 2013, no material assessments have resulted from these audits. These audits include questioning the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns. We are no longer subject to tax examinations by tax authorities for years prior to 2007.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	December 31,
	2013	2012	2011
	(In thousands)
Balance, beginning of year	$24,049	$12,900	$6,342
Increases to tax positions related to the current year	12,158	11,854	5,631
Increases to tax positions related to the prior year	3,936	540	927
Reductions due to lapsed statute of limitations	—	—	—
Decreases to tax positions related to the prior year	(3,640)	—	—
Settlements during current year	(76)	(1,245)	—

Balance, end of year	$36,427	$24,049	$12,900

As of December 31, 2013, we had $36.4 million of unrecognized tax benefits, which is classified as long-term and included in other long-term liabilities. Included in this balance at December 31, 2013 was $19.0 million of liabilities for uncertain tax positions that, if recognized, would decrease our provision for income taxes. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2013 and 2012, total gross interest and penalties accrued was $1.7 million and $1.0 million, respectively. We estimate that none of these amounts will be paid within the next year.

NOTE 10: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	December 31,
	2013	2012
	(In thousands)
Accrued salary, bonus, and related benefits	$34,756	$29,438
Accrued marketing costs	21,901	11,941
Accrued charitable foundation payments (1)	7,217	6,757
Other	21,660	15,100

Total accrued expenses and other current liabilities	$85,534	$63,236

(1)	See “Note 12—Commitments and Contingencies” below for information regarding our charitable foundation.

NOTE 11: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following for the periods presented:

	December 31,
	2013	2012
	(In thousands)
Unrecognized tax benefits (1)	$38,072	$23,138
Construction liabilities (2)	7,877	—
Other (3)	6,582	2,425

Total other long-term liabilities	$52,531	$25,563

(1)	See “Note 9—Income Taxes” above for additional information on our unrecognized tax benefits. Amount includes accrued interest and penalties related to this liability.

(2)	We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner during the construction period for accounting purposes only.
(3)	Amounts primarily consist of long term deferred rent balances related to operating leases for office space.

NOTE 12: COMMITMENTS AND CONTINGENCIES

We have commitments and obligations that include office space leases, vendor purchase obligations and expected interest on long-term debt, which are not accrued on the consolidated balance sheet at December 31, 2013 but we expect to require future cash outflows and in some cases may be accelerated upon demand of a third party upon certain contingent events.

Office Lease Commitments

We have contractual obligations in the form of operating leases for office space for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in December 2030. For the years ended December 31, 2013, 2012 and 2011, we recorded rental expense of $10.9 million, $7.8 million and $6.0 million, respectively.

We currently lease approximately 119,000 square feet for our corporate headquarters in Newton, Massachusetts, pursuant to a lease with an expiration date of April 2015. We also lease an aggregate of approximately 382,000 square feet at approximately 30 other locations across North America, Europe and Asia Pacific, primarily for our international management teams, sales offices, and subsidiary headquarters, pursuant to leases with expiration dates through December 2030.

In June 2013, TripAdvisor LLC (“TA LLC”), our indirect, wholly owned subsidiary, entered into a lease (the “Lease”), for a new corporate headquarters. Pursuant to the Lease, the landlord will build an approximately 280,000 square foot rental building in Needham, Massachusetts (the “Premises”), and thereafter lease the Premises to TA LLC as TripAdvisor’s new corporate headquarters for an initial term of 15 years and 7 months. If the landlord fails to deliver the Premises according to the schedule, subject to certain conditions, TA LLC may be entitled to additional free rent, or in extreme cases, a right to terminate the Lease. Under the Lease, TA LLC is required to pay an initial base rent of $33.00 per square foot per year, increasing to $34.50 per square foot by the final year of the initial term, as well as all real estate taxes and other building operating costs. TA LLC also has an option to extend the term of the Lease for two consecutive terms of five years each.

The aggregate future minimum lease payments are $143.5 million and are currently scheduled to be paid, beginning in November 2015, as follows: $1.1 million for 2015, $9.3 million for 2016, $9.3 million for 2017, $9.3 million for 2018 and $114.6 million for 2019 and thereafter. The Lease has escalating rental payments and initial periods of free rent. TA LLC was also obligated to deliver a letter of credit to the Landlord in the amount of $0.8 million as security deposit, which amount is subject to increase under certain circumstances. TA LLC also has an option to extend the term of the Lease for two consecutive terms of five years each. Subject to certain conditions, TA LLC has certain rights under the Lease, including rights of first offer to lease additional space or to purchase the Premises if the Landlord elects to sell. In connection with the Lease, TripAdvisor entered into a Guaranty (the “Guaranty”), pursuant to which TripAdvisor provides full payment and performance guaranty for all of TA LLC’s obligations under the Lease.

We have concluded we are the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. As building construction began in the fourth quarter of 2013, we recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, net” and “Other long-term liabilities,” respectively, on our consolidated balance sheets. We will increase the asset and corresponding long term liability as additional building costs are incurred by the landlord during the construction period.

Once the landlord completes the construction of the Premises (estimated to be May 2015), we will evaluate the Lease in order to determine whether or not the Lease meets the criteria for “sale-leaseback” treatment. If the Lease meets the “sale-leaseback” criteria, we will remove the asset and the related liability from its consolidated balance sheet and treat the Lease as either an operating or capital lease based on the our assessment of the accounting guidance.

If the Lease does not meet “sale-leaseback” criteria, we will treat the Lease as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the building’s estimated useful life. And at the conclusion of the lease term, we would de-recognize both the net book values of the asset and financing obligation. Although we will not begin making lease payments pursuant to the Lease until November 2015, the portion of the lease obligations allocated to the land is treated for accounting purposes as an operating lease that commenced in 2013.

Purchase Obligations

As of December 31, 2013, we had minimum non-cancelable purchase obligations with certain of our vendors, which we expect to utilize in the ordinary course of business. The expected timing and payment amounts are listed in the table below.

The following table summarizes our material commitments and obligations as of December 31, 2013 and excludes amounts already recorded on the consolidated balance sheet:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Operating leases (1)	$85,495	$12,639	$18,987	$15,989	$37,880
Build to suit lease obligation (2)	143,524	—	10,346	18,539	114,639
Purchase obligations	856	511	345	—	—
Expected interest payments on Term Loan (3)	14,450	5,525	8,925	—	—

Total (4)(5)(6)	$244,325	$18,675	$38,603	$34,528	$152,519

(1)	Estimated future minimum rental payments under operating leases with non-cancelable lease terms.
(2)	Estimated future minimum rental payments for our future corporate headquarters in Needham, MA.
(3)	The amounts included as expected interest payments on the Term Loan in this table are based on the current effective interest rate and payment terms as of December 31, 2013, but, could change significantly in the future. Amounts assume that our existing debt is repaid at maturity and do not assume additional borrowings or refinancings of existing debt. Refer to “Note 8—Debt” above for additional information, including principal payments expected to be paid over the next three years, on our Term Loan.
(4)	Excluded from the table was $38 million of unrecognized tax benefits, including interest and penalties, that we have recorded in other long-term liabilities for which we cannot make a reasonably reliable estimate of the amount and period of payment. We estimate that none of these amounts will be paid within the next twelve months.
(5)	In connection with the Spin-Off, we assumed Expedia’s obligation to fund a charitable foundation. The Board of Directors of the charitable foundation is currently comprised of Stephen Kaufer- President and Chief Executive Officer, Julie M.B. Bradley-Chief Financial Officer and Seth J. Kalvert- Senior Vice President, General Counsel and Secretary. Our obligation was calculated at 2.0% of OIBA in 2013. For a discussion regarding OIBA see “Note 16—Segment Information” in the notes to the consolidated and combined financial statements. This future commitment has been excluded from the table above.

(6)	Excludes spending on anticipated leasehold improvements on our Needham, Massachusetts lease, including design, development, construction costs, and the purchase and installation of equipment, net of related Landlord incentives, which we estimate will begin in the fourth quarter of 2014 thru the second quarter of 2015 and currently estimate will cost in the range of $35-$40 million.

Letters of Credit

As of December 31, 2013, we have issued unused letters of credit totaling $1 million, related to our property leases.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources at December 31, 2013.

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

NOTE 13: EMPLOYEE BENEFIT PLANS

Expedia 401(k) Plan

Our U.S. employees were generally eligible to participate in Expedia’s retirement and savings plan (the “Expedia 401(k) Plan”) that qualified under Section 401(k) of the Internal Revenue Code until October 31, 2011. Our employees ceased to participate in the Expedia 401(k) Plan after our retirement savings plan was established on November 1, 2011 as described below. Within the Expedia 401(k) Plan, participating employees could contribute up to 50% of their pretax salary, but not more than statutory limits. We matched 50% of the first 6% of employee contributions to the plan for a maximum employer contribution of 3% of a participant’s eligible earnings. Our employer matching contributions vested after two years of continuous service. Participating employees had the option to invest in Expedia’s common stock, but there was no requirement for participating employees to invest their contribution or our matching contribution in Expedia’s common stock. Expedia also had various defined contribution plans for our international employees. Contributions to these benefit plans for our employees were $2 million for the year ended December 31, 2011, respectively.

TripAdvisor Retirement Savings Plan

Effective November 1, 2011, most of our U.S. employees were eligible to participate in a new retirement and savings plan, the TripAdvisor Retirement Savings Plan (the “401(k) Plan”), that qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is similar to and replaced the Expedia 401(k) Plan, allowing participating employees to make contributions of a specified percentage of their eligible compensation. Participating employees may contribute up to 50% of their eligible salary on a pre-tax basis, but not more than statutory limits. Employee-participants age 50 and over may also contribute an additional amount of their salary on a pre-tax tax basis up to the IRS Catch-Up Provision Limit. Employees may also contribute into the 401(k)

Plan on an after-tax basis up to an annual maximum of 10%. The 401(k) Plan has an automatic enrollment feature at 3% pre-tax. We match 50% of the first 6% of employee contributions to the plan for a maximum employer contribution of 3% of a participant’s eligible earnings. The “catch up contributions”, are not eligible for employer matching contributions. The matching contributions portion of an employee’s account, vests after two years of service. Effective June 8, 2012 the 401(k) Plan permits certain after-tax Roth 401(k) contributions. Additionally, at the end of the 401 (k) Plan year, we make a discretionary matching contribution to eligible participants. This additional discretionary matching employer contribution referred to as “true up” is limited to match only contributions up to 3% of eligible compensation.

Our employee’s interests were rolled into the 401(k) Plan from the Expedia 401(k) Plan in connection with the creation of our new plan on November 1, 2011. We also have various defined contribution plans for our international employees. Our contribution to the 401(k) Plan and our international defined contribution plans was not material for the period from November 1, 2011 through December 31, 2011 and $4.8 million and $3.1 million for the years ended December 31, 2013 and 2012, respectively.

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

Under the 2011 Incentive Plan, 100,000 shares of TripAdvisor common stock are available for issuance to non-employee directors. There have been no shares of common stock issued from the inception of the Plan through December 31, 2013.

NOTE 14: STOCKHOLDERS’ EQUITY

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. At December 31, 2013, no preferred shares had been issued.

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share on most matters. Holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% percent of the total number of directors, rounded up to the next whole number, which was three directors as of December 31, 2013. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of TripAdvisor the holders of both classes of common stock have equal rights to receive all the assets of TripAdvisor after the rights of the holders of the preferred stock have been satisfied. There were 131,537,798 and 129,417,089 shares of common stock issued and outstanding, respectively, at December 31, 2013 and 12,799,999 shares of Class B common stock issued and outstanding at December 31, 2013.

Spin-Off Adjustments to Invested Equity and Additional Paid-in Capital

The table below reflects the accounting treatment related to the formation of TripAdvisor and the transfer to us by Expedia of the post-Spin-Off net assets of TripAdvisor in 2011 after giving effect to the terms provided for in the Separation Agreement between Expedia and us.

(in thousands)	Total Amount
Invested equity prior to Spin-Off	$693,447
Distribution to Expedia (1)	(405,516)
Adjustment to distribution from Expedia (2)	7,028
Receivable from Expedia extinguished, net (3)	(1,525)
Common shares issued (4)	(121)
Class B shares issued (4)	(13)

Beginning Additional-Paid-In-Capital	$293,300

(1)	The transfer of $405.5 million in cash to Expedia in form of dividend, prior to our separation from Expedia.
(2)	Per the Separation Agreement, we were to retain $165 million in cash on hand immediately following the Spin-Off. The agreement also provided for a subsequent reconciliation process to ensure the appropriate amount was retained and all amounts in excess of $165 million were remitted to Expedia. The completion of this reconciliation resulted in TripAdvisor recording an additional receivable from Expedia of $7 million at December 31, 2011 which was subsequently received by us during 2012.
(3)	The extinguishment of domestic intercompany receivables from Expedia, including transfers of assets and liabilities at Spin-Off.
(4)	The reclassification of 120,661,020 shares of Expedia common stock and 12,799,999 shares of Expedia Class B common stock into, in part, shares of Expedia mandatory exchangeable preferred stock that automatically, immediately following the reclassification, exchanged into 120,661,020 shares of TripAdvisor Common Stock and 12,799,999 shares of TripAdvisor Class B common stock to effect the transfer of ownership of TripAdvisor from Expedia to Expedia’s shareholders based upon a ratio of one share of the respective class of TripAdvisor common stock for each share of the respective class of Expedia common stock and the number of Expedia common and Class B common shares outstanding as of December 20, 2011 after giving effect to the one-for-two reverse stock split of Expedia shares in connection with, and immediately prior to, the Spin-Off.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is primarily comprised of accumulated foreign currency translation adjustments, as follows for the periods presented:

	December 31,
	2013	2012
	(In thousands)
Net unrealized gain (loss) on securities, net of tax (1)	$(108)	$(104)
Cumulative foreign currency translation adjustments (2)	(217)	(765)

Total accumulated other comprehensive income (losses)	$(325)	$(869)

(1)	Net of unrealized tax benefits of $0.1 million at both December 31, 2013 and 2012, respectively.
(2)	Our foreign subsidiary earnings are considered indefinitely reinvested; therefore; deferred taxes are not provided on foreign currency translation adjustments.

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

During the year ended December 31, 2013, we repurchased 2,120,709 shares of outstanding common stock under the share repurchase program at an aggregate cost of $145.2 million. As of December 31, 2013, from the authorized share repurchase program granted by the Board of Directors we have $104.8 million remaining to repurchase shares of our common stock.

Dividends

During the period January 1, 2013 through December 31, 2013, our Board of Directors did not declare any dividends on our outstanding common stock and do not expect to pay any dividends for the foreseeable future.

NOTE 15: RELATED PARTY TRANSACTIONS

Relationship between Expedia and TripAdvisor

Upon consummation of the Spin-Off, Expedia was considered a related party under GAAP based on a number of factors, including, among others, common ownership of our shares and those of Expedia. A number of those factors no longer exist; as a result, we no longer consider Expedia a related party; however, due to the importance of our relationship with Expedia, for purposes of these financial statements for the year ended December 31, 2013, we have continued to list separately in our consolidated and combined financial statements revenue and receivables from Expedia.

Revenue from Expedia was $217.4 million, 203.8 million and $211.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, which primarily consists of click-based advertising and other advertising services provided to Expedia and its subsidiaries and is recorded at contract value, which we believe is a reasonable reflection of the value of the services provided. Revenue represented 23%, 27% and 33% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Other operating expenses which were included primarily within selling and marketing expense were $6.0 million, $6.4 million, and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, primarily consisted of marketing expense for exit windows. The receivable balances with Expedia reflected in our consolidated balance sheets as of December 31, 2013 and December 31, 2012 were $15.8 million and $24.0 million, respectively.

Prior to the Spin-Off, our operating expenses included a shared services fee, which was $9.2 million for the year ended December 31, 2011, which was comprised of allocations from Expedia for accounting, legal, tax, corporate development, financial reporting, treasury and real estate functions and included an allocation of employee compensation within these functions. These allocations were determined on a basis that Expedia and we considered to be a reasonable reflection of the cost of services provided or the benefit received by us. These expenses were allocated based on a number of factors including headcount, estimated time spent and operating expenses. It was not practicable to determine the amounts of these expenses that would have been incurred had we operated as an unaffiliated entity. In the opinion of our management, the allocation method was reasonable.

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

For purposes of governing certain of the ongoing relationships between us and Expedia at and after the Spin-Off, and to provide for an orderly transition, we and Expedia entered into various agreements, including, among others, the Separation Agreement, the Tax Sharing Agreement, the Employee Matters Agreement and Transition Services Agreement, and commercial agreements. The full texts of the Separation Agreement, the Tax Sharing Agreement, the Employee Matters Agreement and the Transition Services Agreement are incorporated by reference in this Annual Report on Form 10-K as Exhibits 2.1, 10.2, 10.3 and 10.4. TripAdvisor has satisfied its obligations under the Separation Agreement, the Employee Matters Agreement and the Transition Services Agreement. TripAdvisor continues to be subject to certain post-spin obligations under the Tax Sharing Agreement.

Relationship between Liberty and TripAdvisor

On December 11, 2012, Liberty Interactive Corporation, or Liberty, purchased an aggregate of 4,799,848 shares of common stock of TripAdvisor from Barry Diller, our former Chairman of the Board of Directors and Senior Executive, and certain of his affiliates (the “Stock Purchase”). As of December 31, 2013, Liberty beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 14.0% of the outstanding shares of Common Stock and 100% of the outstanding shares of Class B Common Stock. Assuming the conversion of all of the Liberty’s shares of Class B common stock into common stock, Liberty would beneficially own 21.8% of the outstanding common stock (calculated in accordance with Rule 13d-3). Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, Liberty may be deemed to beneficially own equity securities representing approximately 56.8% of our voting power.

We had no other material related party transactions with Liberty during the years ended December 31, 2013, 2012 or 2011.

NOTE 16: SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

We have one operating and reportable segment: TripAdvisor. We determined our segment based on how our chief operating decision maker manages our business, makes operating decisions, evaluates operating performance and allocates resources. The chief operating decision maker for the Company is our Chief Executive Officer.

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

The following table is a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Adjusted EBITDA	$378,753	$352,474	$322,918
Depreciation (1)	(29,495)	(19,966)	(18,362)

OIBA (2)	349,258	332,508	304,556
Amortization of intangible assets	(5,731)	(6,110)	(7,523)
Stock-based compensation	(48,953)	(30,102)	(17,344)
Spin-Off costs	—	—	(6,932)
Other expense, net	(9,872)	(14,321)	(863)
Provision for income taxes	(79,259)	(87,387)	(94,103)

Net income	205,443	194,588	177,791

(1)	Includes amortization of internal use software and website development costs.
(2)	We define OIBA as net income (loss) plus: (1) provision for income taxes; (2) other (income) expense, net; (3) amortization of intangible assets; (4) stock-based compensation; and (5) non-recurring expenses. This operating metric is only used by our management to calculate our annual obligation for our charitable foundation. Refer to “Note 12—Commitments and Contingencies” above for a discussion of our charitable foundation.

Revenue and Geographic Information

We derive substantially all of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of our revenue is generated through a combination of subscription-based offerings, transaction revenue from selling room nights on our transactional sites, vacation rentals, and other revenue including content licensing.

The following table presents revenue by product for the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Click-based advertising	$696,046	$587,781	$499,993
Display-based advertising	118,964	94,147	85,736
Subscription, transaction and other	129,651	81,038	51,334

Total revenue	$944,661	$762,966	$637,063

The following table presents revenue by geographic area, the United States, the United Kingdom and all other countries, based on the geographic location of our websites for the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenue
United States	$462,920	$386,211	$348,066
United Kingdom	119,041	110,213	99,646
All other countries	362,700	266,542	189,351

	$944,661	$762,966	$637,063

The following table presents property and equipment, net for the United States and all other countries based on the geographic location of the assets for the periods presented:

	December 31,
	2013	2012
	(in thousands)
Property and equipment, net
United States	$67,275	$36,255
All other countries	14,253	7,547

	$81,528	$43,802

NOTE 17: OTHER INCOME (EXPENSE), NET

The following table presents the detail of other income (expense), net, for the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net loss, realized and unrealized, on foreign exchange and foreign currency derivative contracts	$(210)	$(3,220)	$(1,006)
Other non-operating expense, net	(1,326)	(230)	(248)

Total other income (expense), net	$(1,536)	$(3,450)	$(1,254)

TripAdvisor, Inc

Quarterly Financial Information (Unaudited)

(in thousands, except per share data)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2013. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands)
Year ended December 31, 2013
Revenue	$229,919	$246,937	$255,136	$212,669
Operating income	88,303	94,118	83,694	28,459
Net income	62,299	66,988	55,882	20,274
Net income attributable to TripAdvisor, Inc.	62,299	66,988	55,882	20,274
Basic earnings per share	$0.44	$0.47	$0.39	$0.14
Diluted earnings per share	$0.43	$0.46	$0.38	$0.14
Year ended December 31, 2012
Revenue	$183,715	$197,148	$212,710	$169,393
Operating income	73,377	83,678	92,249	46,992
Net income	48,171	53,165	59,535	33,717
Net income attributable to TripAdvisor, Inc.	48,111	53,019	59,360	33,579
Basic earnings per share	$0.36	$0.38	$0.42	$0.24
Diluted earnings per share	$0.35	$0.37	$0.41	$0.23

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control—Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, excluding an assessment of internal control over financial reporting of Jetsetter and its subsidiaries, which was acquired on April 9, 2013 and whose consolidated financial statements represent less than 1 percent of total assets and less than 1 percent of total revenue of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2013. Based on this evaluation, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

TripAdvisor, Inc.

We have audited TripAdvisor, Inc.’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). TripAdvisor, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of JetSetter and its subsidiaries which is included in the 2013 consolidated financial statements of TripAdvisor, Inc. and constituted less than 1 percent of total assets and less than 1 percent of total revenues for the year then ended. Our audit of internal control over financial reporting of TripAdvisor, Inc. also did not include an evaluation of the internal control over financial reporting of JetSetter and its subsidiaries.

In our opinion, TripAdvisor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TripAdvisor, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of TripAdvisor, Inc. and our report dated February 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 11, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our 2014 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to our 2014 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our 2014 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our 2014 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our 2014 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following is filed as part of this Annual Report on Form 10-K:

1.	Consolidated and Combined Financial Statements: The consolidated and combined financial statements and report of independent registered public accounting firm required by this item are included in Part II, Item 8.

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated and combined financial statements or in the notes thereto.

(b) Exhibits: The attached list of exhibits in the “Exhibit Index” immediately preceding the exhibits to this annual report is incorporated herein by reference in response to this item.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPADVISOR, INC.

	By:	/s/ STEPHEN KAUFER
February 11, 2014		Stephen Kaufer Chief Executive Officer and President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 11, 2014.

Signature	Title

/s/ STEPHEN KAUFER Stephen Kaufer	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ JULIE M.B. BRADLEY Julie M.B. Bradley	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GREGORY B. MAFFEI Gregory B. Maffei	Chairman of the Board

/s/ JONATHAN F. MILLER Jonathan F. Miller	Director

/s/ DIPCHAND V. NISHAR Dipchand V. Nishar	Director

/s/ JEREMY PHILIPS Jeremy Philips	Director

/s/ SPENCER M. RASCOFF Spencer M. Rascoff	Director

/s/ CHRISTOPHER W. SHEAN Christopher W. Shean	Director

/s/ SUKINDER SINGH CASSIDY Sukinder Singh Cassidy	Director

/s/ ROBERT S. WIESENTHAL Robert S. Wiesenthal	Director

EXHIBIT INDEX

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
2.1	Separation Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	2.1	12/27/11
3.1	Restated Certificate of Incorporation of TripAdvisor, Inc.		8-K	001-35362	3.1	12/27/11
3.2	Amended and Restated Bylaws of TripAdvisor, Inc.		8-K	001-35362	3.2	12/27/11
3.3	Amended No. 1 to Amended and Restated Bylaws of TripAdvisor, Inc.		8-K	001-35362	3.1	2/12/13
4.1	Equity Warrant Agreement by and between TripAdvisor, Inc. and Mellon Investor Services LLC, as Equity Warrant Agent, dated as of December 20, 2011		8-K	001-35362	4.1	12/27/11
4.2	Specimen TripAdvisor, Inc. Common Stock Certificate		S-4/A	333-175828-01	4.6	10/24/11
10.1	Governance Agreement, by and among TripAdvisor, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	001-35362	10.1	12/27/11
10.2	Tax Sharing Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.2	12/27/11
10.3	Employee Matters Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.3	12/27/11
10.4	Transition Services Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.4	12/27/11
10.5	Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of October 31, 2007		S-4/A	333-175828-01	10.12	10/24/11
10.6	First Amendment to Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of June 15, 2009		S-4/A	333-175828-01	10.13	10/24/11
10.7	Credit Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 20, 2011		8-K	001-35362	4.2	12/27/11

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
10.8	Waiver and Amendment Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 27, 2013	X
10.9+	TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan		S-8	333-178637	4.5	12/20/11
10.10+	First Amendment to TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan		10-Q	001-35362	4.1	7/24/13
10.11+	TripAdvisor, Inc. Deferred Compensation Plan for Non-Employee Directors		S-8	333-178637	4.6	12/20/11
10.12+	Form of Option Agreement (Domestic)	X
10.13+	Form of Option Agreement (International)	X
10.14+	Form of Restricted Stock Unit Agreement (Domestic)	X
10.15+	Form of Restricted Stock Unit Agreement (PRC)	X
10.16+	Form of Restricted Stock Unit Agreement (Other International)	X
10.17+	Form of Restricted Stock Unit Agreement (Non-Employee Directors)	X
10.18+	Form of Restricted Stock Unit Agreement (Performance Based)	X
10.19	Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013		10-Q	001-35362	10.1	7/24/13
10.20	Guaranty dated June 20, 2013 by TripAdvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord		10-Q	001-35362	10.2	7/24/13
10.21	Form of TripAdvisor Media Group Master Advertising Insertion Order	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included in signature page)	X

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated and Combined Statements of Operations, (ii) Consolidated and Combined Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated and Combined Statements of Changes in Stockholders’ Equity, (v) Consolidated and Combined Statements of Cash Flows, and (vi) Notes to Consolidated and Combined Financial Statements.	X

+	Indicates a management contract or a compensatory plan, contract or arrangement.