Form 10-Q
period 2014-03-31
TripAdvisor, Inc.
filed 2014-05-06
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at April 29, 2014
Common Stock, $0.001 par value per share	129,853,198 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended March 31,
	2014	2013
Revenue	$281	$230

Costs and expenses:
Cost of revenue (1)	8	4
Selling and marketing (2)	101	79
Technology and content (2)	38	29
General and administrative (2)	26	23
Depreciation	10	6
Amortization of intangible assets	2	1
Total costs and expenses:	185	142
Operating income	96	88
Other income (expense):
Interest expense	(2)	(3)
Interest income and other, net	-	(1)
Total other expense, net	(2)	(4)
Income before income taxes	94	84
Provision for income taxes	(26)	(22)
Net income	$68	$62

Earnings per share attributable to common stockholders (note 11):
Basic	$0.48	$0.44
Diluted	$0.47	$0.43
Weighted average common shares outstanding (note 11):
Basic	142	143
Diluted	146	145

(1) Excludes amortization as follows:
Amortization of website development costs included in depreciation	$6	$4

(2) Includes stock-based compensation as follows:
Selling and marketing	$3	$2
Technology and content	$6	$7
General and administrative	$5	$5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended
	March 31,
	2014	2013
Net income	$68	$62
Other comprehensive income (loss), net of tax (1):
Foreign currency translation adjustments	1	(3)
Total other comprehensive income (loss), net of tax	1	(3)
Comprehensive income	$69	$59

(1)

Unrealized gains (losses) and reclassifications of net gains (losses), including related tax effects, on available for sale securities during the three months ended March 31, 2014 and 2013 were not material.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$319	$351
Short-term marketable securities (note 4)	142	131
Accounts receivable, net of allowance for doubtful accounts of $3 and $3 at March 31, 2014 and December 31, 2013, respectively	151	113
Income taxes receivable	12	14
Deferred income taxes, net	5	5
Prepaid expenses and other current assets	16	16
Total current assets	645	630
Long-term assets:
Long-term marketable securities (note 4)	284	188
Property and equipment, net (note 5)	114	82
Deferred income taxes, net	1	1
Other long-term assets	19	18
Intangible assets, net	50	52
Goodwill	502	502
TOTAL ASSETS	$1,615	$1,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11	$10
Deferred merchant payables	63	30
Deferred revenue	58	44
Credit facility borrowings (note 6)	31	28
Borrowings, current (note 6)	40	40
Taxes payable	9	5
Accrued expenses and other current liabilities	81	86
Total current liabilities	293	243
Deferred income taxes, net	15	13
Other long-term liabilities (note 5)	73	52
Borrowings, net of current portion (note 6)	290	300
Total Liabilities	671	608

Commitments and contingencies (note 8)
Stockholders’ equity: (note 9)
Preferred stock, $0.001 par value
Authorized shares: 100,000,000	-	-
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	-	-
Authorized shares: 1,600,000,000
Shares issued: 131,972,013 and 131,537,798
Shares outstanding: 129,851,304 and 129,417,089
Class B common stock, $0.001 par value	-	-
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	618	608
Retained earnings	470	402
Accumulated other comprehensive income	1	-
Treasury stock-common stock, at cost, 2,120,709 and 2,120,709 shares, March 31, 2014 and December 31, 2013, respectively	(145)	(145)
Total Stockholders’ Equity	944	865
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,615	$1,473

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(in millions, except number of shares)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2013	131,537,798	$-	12,799,999	$-	$608	$402	$-	(2,120,709)	$(145)	$865
Net income						68				68
Currency translation adjustments							1			1
Issuance of common stock related to exercises of options and vesting of RSUs	434,215	-			2					2
Tax benefits on equity awards					11					11
Minimum withholding taxes on net share settlements of equity awards					(18)					(18)
Stock based compensation					15					15

Balance as of March 31, 2014	131,972,013	$-	12,799,999	$-	$618	$470	$1	(2,120,709)	$(145)	$944

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended March 31,
	2014	2013
Operating activities:
Net income	$68	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	10	6
Stock-based compensation	14	14
Amortization of intangible assets	2	1
Amortization of discounts and premiums on marketable securities, net	1	1
Deferred tax expense (benefit)	1	(3)
Excess tax benefits from stock-based compensation	(11)	(1)
Other, net	1	2
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(38)	(47)
Prepaid expenses and other assets	-	(2)
Accounts payable, accrued expenses and other liabilities	(5)	(17)
Deferred merchant payables	34	5
Income taxes, net	18	19
Deferred revenue	14	4
Net cash provided by operating activities	109	44

Investing activities:
Acquisitions, net of cash acquired	-	(1)
Capital expenditures, including internal-use software and website development	(20)	(9)
Purchases of marketable securities	(203)	(214)
Sales of marketable securities	52	14
Maturities of marketable securities	44	31
Net cash used in investing activities	(127)	(179)

Financing activities:
Proceeds from credit facilities	5	4
Payments to credit facilities	(3)	(15)
Principal payments on long-term debt	(10)	(10)
Proceeds from exercise of stock options	2	6
Payment of minimum withholding taxes on net share settlements of equity awards	(18)	(5)
Excess tax benefits from stock-based compensation	11	1
Payments on construction in-process related to build to suit lease obligations	(1)	-
Net cash used in financing activities	(14)	(19)
Effect of exchange rate changes on cash and cash equivalents	-	(2)
Net decrease in cash and cash equivalents	(32)	(156)
Cash and cash equivalents at beginning of period	351	368
Cash and cash equivalents at end of period	$319	$212

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of construction in-process related to build to suit lease obligation	$14	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

We refer to TripAdvisor, Inc. and our wholly-owned subsidiaries as “TripAdvisor,” “the Company,” “us,” “we” and “our” in these notes to the Unaudited Consolidated Financial Statements.

Description of Business

TripAdvisor is an online travel company, empowering users to plan and have the perfect trip. TripAdvisor’s travel research platform aggregates reviews and opinions of members about destinations, accommodations (such as hotels, B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world through our flagship TripAdvisor brand. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 36 countries, including in China under the brand daodao.com. Beyond travel-related content, TripAdvisor websites also include links to the websites of our travel advertisers allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we manage and operate 20 other travel brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector. We derive substantially all of our revenue from advertising, primarily through click-based advertising and display-based advertising sales. In addition, we earn revenue through a combination of subscription-based offerings from our Business Listings and Vacation Rental products, transaction revenue from making hotel room nights available for booking on our transactional sites, and other revenue including licensing our content to third-parties. We have one operating and reportable segment: TripAdvisor. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. We prepared the unaudited consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we have condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the SEC.

Principles of Consolidation

These accompanying unaudited financial statements present our results of operations, financial position and cash flows on a consolidated basis. The accompanying unaudited consolidated financial statements include TripAdvisor, our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We have eliminated significant intercompany transactions and accounts.

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

Reclassifications

Pursuant to our disclosure in “Note 15— Related Party Transactions” in the Notes to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013, we no longer consider Expedia, Inc., or Expedia, a related party.    Certain reclassifications have been made to conform the prior period to the current presentation relating to Expedia transactions, which includes the reclassification of revenue from Expedia on our unaudited statements of operations to revenue and the reclassification of receivables from Expedia, net on our unaudited consolidated balance sheets to accounts receivable.   These reclassifications had no net effect on our unaudited consolidated financial statements.

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All other reclassifications, made to conform the prior period to the current presentation, were not material and had no net effect on our unaudited consolidated financial statements.

Accounting Estimates

We use estimates and assumptions in the preparation of our unaudited consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our unaudited consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our unaudited consolidated financial statements include recoverability of long-lived assets and investments, including intangible assets and goodwill; income taxes; useful lives of property and equipment; purchase accounting for business combinations and stock-based compensation.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. The new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. Accordingly, we adopted these presentation requirements during the first quarter of 2014. The adoption of this new guidance did not have a material impact on our unaudited consolidated financial statements or related disclosures.

There have been no material changes to our significant accounting policies since December 31, 2013. For additional information about our critical accounting policies and estimates, refer to “Note 2— Significant Accounting Policies”, in the Notes to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and RSUs, on our consolidated statements of operations during the periods presented:

	Three months ended
	March 31,
	2014	2013
	(in millions)
Selling and marketing	$3	$2
Technology and content	6	7
General and administrative	5	5
Total stock-based compensation	14	14
Income tax benefit from stock-based compensation	(5)	(5)
Total stock-based compensation, net of tax effect	$9	$9

Stock Based Award Activity and Valuation

2014 Stock Option Activity

During the three months ended March 31, 2014, we have issued 476,826 of service-based non-qualified stock options under the 2011 Incentive Plan. These stock options have a term of ten years from the date of grant and generally vest equitably over a four-year requisite service period. We will amortize the fair value of the 2014 grants, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

A summary of the status and activity for stock option awards relating to our common stock for the three months ended March 31, 2014, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at January 1, 2014	9,470	$40.18
Granted	477	96.62
Exercised (1)	(599)	34.63
Cancelled or expired	(78)	44.98
Options outstanding at March 31, 2014	9,270	$43.40	5.8	$440
Exercisable as of March 31, 2014	4,184	$31.54	3.5	$247
Vested and expected to vest after March 31, 2014	8,516	$42.57	5.5	$411
(1)

Inclusive of 309,602 options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the minimum amount of required employee withholding taxes. Potential shares that had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited consolidated statements of cash flows.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of March 31, 2014 was $90.59. The total

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intrinsic value of stock options exercised for the three months ended March 31, 2014 and 2013 was $36 million and $7 million, respectively.

The fair value of stock option grants under the 2011 Incentive Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended
	March 31,
	2014	2013
Risk free interest rate	1.97%	1.07%
Expected term (in years)	6.38	6.25
Expected volatility	48.09%	51.72%
Expected dividend yield	— %	— %

The weighted-average grant date fair value of options granted was $47.36 and $22.68 for the three months ended March 31, 2014 and 2013, respectively. The total fair value of stock options vested for the three months ended March 31, 2014 and 2013 was $23 million and $20 million, respectively.

2014 RSU Activity

During the three months ended March 31, 2014, we issued 459,999 RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock on the date of grant. These RSUs generally vest over a four-year requisite service period. We will amortize the fair value of the 2014 grants, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

The following table presents a summary of RSU activity on our common stock during the three months ended March 31, 2014:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of January 1, 2014	1,135	$49.64
Granted	460	96.34
Vested and released (1)	(227)	43.61
Cancelled	(36)	61.68
Unvested RSUs outstanding as of March 31, 2014	1,332	$66.46	$121
(1)

Inclusive of 80,930 RSUs withheld to satisfy employee minimum tax withholding requirements due to net share settlement. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited consolidated statements of cash flows.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense, net of estimated forfeitures, and the weighted average remaining amortization period at March 31, 2014 related to our non-vested stock options and RSU awards is presented below (in millions):

	Stock
	Options	RSUs
Unrecognized compensation expense (net of forfeitures)	$101	$58
Weighted average period remaining (in years)	3.2	3.4

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities for the periods presented (in millions):

	March 31, 2014
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$269	$-	$-	$269	$269	$-	$-
Level 1:
Money market funds	50	-	-	50	50	-	-
Level 2:
U.S. agency securities	66	-	-	66	-	14	52
Certificates of deposit	26	-	-	26	-	20	6
Commercial paper	6	-	-	6	-	6	-
Corporate debt securities	328	-	-	328	-	102	226
Subtotal	426	-	-	426	-	142	284
Total	$745	$-	$-	$745	$319	$142	$284

	December 31, 2013
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$195	$-	$-	$195	$195	$-	$-
Level 1:
Money market funds	156	-	-	156	156	-	-
Level 2:
U.S. agency securities	37	-	-	37	-	14	23
Certificates of deposit	23	-	-	23	-	16	7
Commercial paper	5	-	-	5	-	5	-
Corporate debt securities	254	-	-	254	-	96	158
Subtotal	319	-	-	319	-	131	188
Total	$670	$-	$-	$670	$351	$131	$188

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at March 31, 2014.

We classify our cash equivalents and marketable securities within Level 1 and Level 2 as we value our cash equivalents and marketable securities using quoted market prices (Level 1) or alternative pricing sources (Level 2). The valuation technique we used to measure the fair value of money market funds was derived from quoted prices in active markets for identical assets or liabilities. Fair values for our U.S. agency securities, commercial paper, corporate debt securities and certificates of deposit are considered “Level 2”

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuations because they are obtained from pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

There were no material realized gains or losses related to sales of our marketable securities for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, we had marketable securities with an aggregate fair value of $193 million currently in an unrealized loss position.  The gross unrealized loss amount was not material at March 31, 2014.  We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature and do not consider any of our investments other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s cost basis. During the three months ended March 31, 2014 and 2013, we did not recognize any impairment charges. We did not have any material investments in marketable securities that were in a continuous unrealized loss position for 12 months or greater at March 31, 2014 or December 31, 2013.

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

Our current forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and were not material for the three months ended March 31, 2014 and 2013, respectively, and are included in Interest income and other, net on our unaudited consolidated statements of operations. The net cash received or paid related to our derivative instruments are classified as operating in our unaudited consolidated statements of cash flows, which is based on the objective of the derivative instruments.

The following table shows the notional principal amounts of our outstanding derivative instruments for the periods presented:

	March 31, 2014	December 31, 2013
	(in millions)
Foreign exchange-forward contracts (1), (2)	$5	$5
(1)	Derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. Dollar.
(2)

The fair value of our derivatives are not material for all periods presented and are reported as liabilities in accrued and other current liabilities on our unaudited consolidated balance sheets. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets.

Concentration of Credit Risk

Counterparties to currency exchange derivatives consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated and any credit risk amounts associated with our outstanding or unsettled derivative instruments are deemed to be not material for any period presented.

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our unaudited consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively. The carrying value of the long-term borrowings outstanding on our Credit Agreement bears interest at a variable rate and therefore is also considered to approximate fair value.

We did not have any Level 3 assets or liabilities for the periods ended March 31, 2014 and December 31, 2013.

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following for the periods presented:

	March 31, 2014	December 31, 2013
	(in millions)
Capitalized software and website development	$86	$73
Leasehold improvements	34	22
Computer equipment	24	21
Furniture, office equipment and other	6	6
	150	122
Less: accumulated depreciation	(58)	(48)
Construction in progress (1)	22	8
Property and equipment, net	$114	$82
(1)

We capitalize construction in progress for build-to-suit lease agreements where we are considered the owner, for accounting purposes only, during the construction period.  These amounts represent construction costs to date incurred by the landlord of our future corporate headquarters in Needham, MA. During the three months ended March 31, 2014 we capitalized $14 million in construction costs with a corresponding liability recorded in other long-term liabilities on our unaudited consolidated balance sheet. Refer to “Note 12 – Commitments and Contingencies,” in  the Notes to our Consolidated  Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on our future corporate headquarters lease.

NOTE 6: DEBT

Term Loan Facility Due 2016 and Revolving Credit Facility

Overview

On December 20, 2011, we entered into a credit agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent (this credit agreement, together with all exhibits, schedules, annexes, certificates, assignments and related documents contemplated thereby, is referred to herein as the “Credit Agreement”), which provides $600 million of borrowing including:

—	the Term Loan Facility, or Term Loan, in an aggregate principal amount of $400 million with a term of five years due December 2016; and
—	the Revolving Credit Facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

The Term Loan and any loans under the Revolving Credit Facility bear interest by reference to a base rate or a Eurocurrency rate, in either case plus an applicable margin based on our leverage ratio. We are also required to pay a quarterly commitment fee, on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The Term Loan and loans under the Revolving Credit Facility currently bear interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points. As of March 31, 2014 we are using a one-month interest period Eurocurrency Spread which is approximately 1.7% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal is currently repayable in quarterly installments on the last day of each calendar quarter equal to 2.5% of the original principal amount with the balance due on the final maturity date. Principal payments aggregating $10 million were made during the three months ended March 31, 2014.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of March 31, 2014 there are no outstanding borrowings under our Revolving Credit Facility.

During the three months ended March 31, 2014 and 2013, we recorded total interest and commitment fees on our Credit Agreement of $2 million and $2 million, respectively, to interest expense on our unaudited consolidated statements of operations. All unpaid interest and commitment fee amounts as of March 31, 2014 and 2013 were not material.

     Total outstanding borrowings under the Credit Agreement consist of the following:

March 31,
2014
(in millions)
Short-Term Debt:
Term Loan	$40
Total Short-Term Borrowings	$40

Long-Term Debt:
Term Loan	$290
Total Long-Term Borrowings	$290

The future minimum principal payment obligations due under the Credit Agreement related to our Term Loan is as follows:

Principal Payments
March 31,	(in millions)
2014 (remaining nine months)	$30
2015	40
2016	260
Total	$330

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

Covenants

The Credit Agreement contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness,

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and change our fiscal year. The Credit Agreement also requires us to maintain a maximum leverage ratio and a minimum cash interest coverage ratio, and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the Credit Agreement and all actions permitted to be taken by a secured creditor.

As of March 31, 2014, we believe we are in compliance with all of our debt covenants.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of March 31, 2014 and December 31, 2013, we had short-term borrowings outstanding of $31 million and $28 million, respectively.

Certain of our Chinese subsidiaries entered into a RMB 189,000,000 (approximately $30 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no-specific expiration period. We had $13 million of outstanding borrowings from the Chinese Credit Facility—BOA as of March 31, 2014. Our Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 5.6% as of March 31, 2014.

In addition, during April 2012, certain of our Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). This credit facility was renewed for an additional year in April 2014 under the same terms. We had $18 million of outstanding borrowings from the Chinese Credit Facility—JPM as of March 31, 2014. Our Chinese Credit Facility—JPM currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 5.6% as of March 31, 2014.

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

Our effective tax rate for the three months ended March 31, 2014 and 2013 was 27.7% and 26.2%, respectively. For the three months ended March 31, 2014, the effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The increase in the effective tax rate for 2014 compared to the 2013 rate was primarily due to a change in jurisdictional earnings.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of March 31, 2014, accrued interest is $1 million, net of federal benefit, and no penalties have been accrued. We do not anticipate any material releases in the next twelve months.

By virtue of previously filed consolidated income tax returns filed with Expedia, we are routinely under audit by federal, state and foreign tax authorities. We are currently under an IRS audit for the 2009 and 2010 tax years, and have various ongoing state income tax audits. As of March 31, 2014, no material assessments have resulted from these audits. These audits include questioning the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns. We are no longer subject to tax examinations by tax authorities for years prior to 2007.

NOTE 8: COMMITMENTS AND CONTINGENCIES

There have been no material changes to our commitments and contingencies since December 31, 2013. Refer to “Note 12— Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Rules of the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 9: STOCKHOLDERS’ EQUITY

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. At March 31, 2014, no preferred shares had been issued.

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share on most matters. Holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% of the total number of directors, rounded up to the next whole number, which was three directors as of March 31, 2014. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of TripAdvisor, the holders of both classes of common stock have equal rights to receive all the assets of TripAdvisor after the rights of the holders of the preferred stock have been satisfied. There were 131,972,013 and 129,851,304 shares of common stock issued and outstanding, respectively, at March 31, 2014 and 12,799,999 shares of Class B common stock issued and outstanding at March 31, 2014.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income primarily relates to cumulative foreign currency translation adjustments and was not material at March 31, 2014 and December 31, 2013.

Treasury Stock

On February 15, 2013, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. We have in the past, and intend to use in the future, available cash from operations to fund repurchases under the share repurchase program. The repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. Our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the Company and its stockholders.

During the three months ended March 31, 2014, we did not repurchase any shares of our outstanding common stock under the share repurchase program.  As of March 31, 2014, from the authorized share repurchase program granted by the Board of Directors, we have repurchased 2,120,709 shares of our outstanding common stock and have $105 million remaining to repurchase shares of our common stock.

Dividends

During the period January 1, 2014 through March 31, 2014, our Board of Directors did not declare any dividends on our outstanding common stock and do not expect to pay any dividends for the foreseeable future.

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10: SEGMENT INFORMATION

Segment Information

We have one operating and reportable segment: TripAdvisor. We determined our segment based on how our chief operating decision maker manages our business, makes operating decisions, evaluates operating performance and allocates resources. The chief operating decision maker for the Company is our Chief Executive Officer.

Our primary operating metric for evaluating segment performance is Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other (income) expense, net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation; and (6) non-recurring expenses. Such amounts are detailed in our segment reconciliation below. In addition, please see our discussion of Adjusted EBITDA in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

The following table is a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended
	March 31,
	2014	2013
	(in millions)
Adjusted EBITDA	$122	$109
Depreciation (1)	(10)	(6)
OIBA (2)	112	103
Amortization of intangible assets	(2)	(1)
Stock-based compensation	(14)	(14)
Other expense, net	(2)	(4)
Provision for income taxes	(26)	(22)
Net income	$68	$62
(1)	Includes amortization of internal use software and website development costs.
(2)

We define OIBA as net income (loss) plus: (1) provision for income taxes; (2) other (income) expense, net; (3) stock-based compensation; (4) amortization of intangible assets; and (5) non-recurring expenses. This operating metric is only used by our management to calculate our annual obligation for our charitable foundation. Refer to “Note 12— Commitments and Contingencies”, in the Notes to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 for information regarding our charitable foundation.

NOTE 11: EARNINGS PER SHARE

Basic Earnings Per Share Attributable to Common Stockholders

We compute basic earnings per share, or Basic EPS, by dividing net income attributable to TripAdvisor by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2014 and 2013, we computed the weighted average number of common shares outstanding during the period using the total of common stock and Class B common stock outstanding as of December 31, 2013 and 2012, respectively, plus the weighted average of any additional shares issued and outstanding during the three months ended March 31, 2014 and 2013, respectively.

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted Earnings Per Share Attributable to Common Stockholders

We compute diluted earnings per share, or Diluted EPS, by dividing net income attributable to TripAdvisor by the sum of the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2014 and 2013, we computed the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the Basic EPS calculation as indicated above, (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of common equivalent shares related to stock options and the vesting of restricted stock units using the treasury stock method during the three months ended March 31, 2014 and 2013, respectively, and (iii) if dilutive, performance based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net income	$68	$62
Denominator:
Weighted average shares used to compute Basic EPS	142,399	143,063
Weighted average effect of dilutive securities:
Stock options	2,884	1,401
RSUs	382	191
Weighted average shares used to compute Diluted EPS	145,665	144,655
Basic EPS	$0.48	$0.44
Diluted EPS	$0.47	$0.43

The following potential common shares related to stock options and RSUs were excluded from the calculation of Diluted EPS because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2014(1)	2013(2)
Stock options	1,688	4,577
RSUs	439	-
Total	2,127	4,577
(1)

These totals do not include 121,666 performance based options and 44,000 performance based RSUs representing the right to acquire 165,666 shares of common stock for which all targets required to trigger vesting have not been achieved; therefore, such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

(2)

These totals do not include performance based options representing the right to acquire 210,000 shares of common stock for which all targets required to trigger vesting have not been achieved as of March 31, 2013; therefore, such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 12: RELATED PARTY TRANSACTIONS

Liberty Interactive Corporation

As of March 31, 2014, Liberty Interactive Corporation, or Liberty, beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 14.0% of the outstanding shares of Common Stock and 100% of the outstanding shares of Class B Common Stock. Assuming the conversion of all of Liberty’s shares of Class B common stock into common stock, Liberty would beneficially own 21.7% of the outstanding common stock (calculated in accordance with Rule 13d-3). Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, Liberty may be deemed to beneficially own equity securities representing approximately 56.7% of our voting power.

We had no material related party transactions with Liberty during the three months ended March 31, 2014 and 2013, respectively.

NOTE 13: SUBSEQUENT EVENT

In early May 2014, TripAdvisor LLC, the wholly-owned operating subsidiary of TripAdvisor Inc., entered into an exclusivity agreement with the shareholders of La Fourchette to acquire that company. La Fourchette is the leading online and mobile reservation platform for restaurants in France and Spain.  The exclusive offer relating to 100% of the shares of La Fourchette SA, which is majority owned by Otium Capital, has been signed by all of the shareholders of La Fourchette.  It is contemplated that closing will occur shortly following satisfaction of certain conditions to closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Unaudited Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

TripAdvisor is the world’s largest online travel company. Our mission is to help people around the world plan and have the perfect trip by giving them access to the reviews and opinions of the millions of travelers who make up our global online community. TripAdvisor aggregates reviews and opinions about destinations, accommodations (such as hotels, B&Bs, specialty lodging and vacation rentals), restaurants and activities throughout the world. Our platform also enables consumers to book hotels, vacation rentals, airline tickets, vacation packages, destination services and even cruises.

Our branded websites include tripadvisor.com in the United States and localized versions of the website in 36 other countries, including China under the brand daodao.com. Our TripAdvisor-branded websites globally averaged nearly 260 million monthly unique visitors during the quarter ended March 31, 2014, according to Google Analytics. We currently feature over 150 million reviews and opinions on more than 810,000 hotels and accommodations and approximately 600,000 vacation rentals—as well as more than 2.2 million restaurants and 420,000 attractions in 140,000 destinations throughout the world. Beyond travel-related content, our websites also include links to the websites of our customers, including travel advertisers, allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we now manage and operate 20 other travel media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector.

Executive Summary

At present, our financial results are principally dependent on our ability to grow click-based advertising revenue. We continue to invest in areas of potential click-based revenue growth, including international and mobile initiatives, while also investing in our display-based advertising, Business Listings and Vacation Rentals products. We aim to leverage our position as the largest online travel company to become an increasingly important partner for advertisers—including hoteliers, online travel agencies, or OTA’s,  and other travel-related service providers—by providing our partners with access to a large audience of highly-qualified, highly-engaged users. The key drivers of our click-based and display-based advertising revenue are described below, as well as a summary of our key growth areas and the current trends impacting our business.

Key Drivers of Click-Based Advertising Revenue

For the three months ended March 31, 2014 and 2013, 74% and 78%, respectively, of our total revenue came from our core cost-per-click, or CPC-based lead generation product. The key drivers of our click-based advertising revenue include the growth in monthly unique hotel shoppers and revenue per hotel shopper.

—

Hotel shoppers: Total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth. We track and analyze sub-segments of traffic and their correlation to revenue generation and utilize hotel shoppers as an indicator of revenue growth. We use the term “hotel shoppers” to refer to users who view a listing of hotels in a city or visitors who view a specific hotel page. Hotel shoppers tend to be seasonal and also tend to vary based on general economic conditions. Our number of hotel shoppers increased 14% and 37% for the three months ended March 31, 2014 and 2013, according to our log files.  The deceleration of hotel shopper growth for the three months ended March 31, 2014 is primarily due to high hotel shopper growth from search engine optimization, or SEO, in late 2012 and for the three months ending March 31, 2013, which provides for a challenging comparative. We continue to focus our efforts on strategies that will increase the number of hotel shoppers, however, hotel shopper trends remain difficult to predict.

As our traffic grows and as we optimize the hotel shopper experience on our site, the number of servlets on which a user can engage with the TripAdvisor brand also grows. We have captured these additional servlets in our first quarter 2014 hotel shopper growth figure and have also updated our historical hotel shopper growth figure for the first quarter 2013 for comparative purposes. The impact of this change is immaterial to hotel shopper growth and did not affect our unaudited consolidated financial statements for any period presented.

—

Revenue per hotel shopper: Revenue per hotel shopper is a metric we use to analyze how effectively we are able to monetize hotel shoppers based on a combination of user conversion and pricing. User conversion, or clicks per hotel shopper, is a measure of how many hotel shoppers ultimately click on a CPC link that generates revenue for us. User conversion on our site is primarily driven by three factors: merchandising, commerce coverage and choice. We define merchandising as the number and location of ads that are available on a page; we define commerce coverage as whether we have a client who can take an online booking for a particular property; and we define choice as the number of clients available for any given property, allowing the user to shop for the best price. Pricing is the effective CPC that OTA’s and hoteliers are willing to pay us for a hotel shopper lead, by participating in a competitive bidding process which determines the CPC price paid. Revenue per hotel shopper increased 1% and decreased 10% for the three months ended March 31, 2014 and 2013, respectively.  Revenue per hotel shopper increased 1% for the three months ended March 31, 2014, largely due to our implementation of hotel metasearch in June of 2013, which, to date, has resulted in relatively higher CPC pricing paid by our partners, due to higher quality clicks being delivered, mainly offset by relatively lower rates of user conversion. In addition, growth in hotel shoppers on smartphones, which have a lower monetization rate than desktops and tablets, and growth in emerging international markets that are currently monetizing at lower levels than our mature markets continue to provide challenges to our growth rate.

In summary, our CPC revenue depends on the number of hotel shoppers that are interested in a property, whether there is a commerce link available for that hotel shopper to click on for that property, whether there are several commerce choices available for that property so the hotel shopper has the benefit of pricing and availability from multiple sources and what our partners are willing to pay us for the lead.

Key Drivers of Display-Based Advertising Revenue

For both the three months ended March 31, 2014 and 2013, respectively, 11% of our total revenue came from our display-based advertising product. The key drivers of our display-based advertising revenue include the growth in number of impressions, or the number of times an ad is displayed on our site, and the cost per thousand impressions, or CPM. Our number of impressions sold increased 30% and 10% for the three months ended March 31, 2014 and 2013, while pricing decreased 1% for the three months ended March 31, 2014 and increased 2% for three months ended March 31, 2013, according to our log files.

Key Growth Areas

We continue to invest in areas of potential growth, including our mobile and social initiatives, as well as our Business Listings and Vacation Rentals products.

Mobile.  Mobile is an investment area that is geared towards creating a more complete user experience by reinforcing the TripAdvisor brand when users are in-market. In the quarter ended March 31, 2014, we saw strong mobile user uptake, as aggregate downloads of our TripAdvisor, City Guides, SeatGuru, Jetsetter and GateGuru mobile apps reached more than 100 million downloads and average monthly unique visitors via smartphone and tablet devices grew over 83% year-over-year from 62 million to 115 million, according to company logs. We believe that travelers will increasingly use mobile devices, including smartphones and tablets, to conduct travel research and planning.

Community Engagement.  Engaging our community is a core component of our strategic growth plan. We believe that having strong social presence improves engagement on our sites and improves the sites’ “stickiness” amongst the users. As a result, we continue to look for ways to leverage Facebook as well as other community features across our platforms.  Specifically, we offer Facebook users a more personalized and social travel planning experience that enables travelers to engage with their Facebook friends’ reviews and opinions when planning their perfect trip on TripAdvisor.

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

Vacation Rentals. As of March 31, 2014, we had amassed an inventory of approximately 600,000 properties, up more than 100% year-over-year, across our TripAdvisor Vacation Rentals, U.S.-based FlipKey, and European-based Holiday Lettings and Niumba. We offer individual property owners and property managers the ability to list using a subscription-based fee structure or a free-to-list, commission-based option and we believe our highly-engaged and motivated user community creates a competitive advantage for us in this market.

Current Trends Affecting Our Business

Increasing Competition. The travel review industry and, more generally, the business of collecting and aggregating travel-related resources and information, continue to be increasingly competitive. In recent years, an increasing number of companies, such as search companies Google, Inc. and Baidu.com, Inc. and several large OTA’s, have begun to collect and aggregate travel information and resources. We plan to continue to invest in order to remain the leading source of travel reviews as well as continue to enhance our content and user experience. Refer to our Annual Report on Form 10-K for the year ended December 31, 2013 in “—Competition” in Item 1 “Business” section for additional information on our competition.

Increasing Use of Internet and Social Media to Access Travel Information. Commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets. We believe that this trend will continue to create strategic growth opportunities, allowing us to attract new consumers and develop unique and effective advertising solutions. Consumers are increasingly using online social media channels, such as Facebook and Twitter, as a means to communicate and exchange information, including travel information and opinions. We have made significant efforts related to social networking in order to leverage the expanding use of this channel and enhance traffic diversification and user engagement. We are also continually adapting our user experience in response to a changing Internet environment and usage trends. For example, in 2012, we invested in building and introducing to users, hotel metasearch functionality for our smartphone platforms and in June of 2013, we completed the process of implementing hotel metasearch functionality on our desktop and tablet platforms. Hotel metasearch provides hotel shoppers with real-time online hotel availability and pricing information from multiple sources without requiring the user to visit another website.  Refer to our metasearch discussion in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Improving the Hotel Shopper Experience” in the “Our Strategy” section in Item 1 “Business” for additional information on our hotel metasearch transition.

Increasing Mobile Usage. Users are increasingly using smartphone and tablet computing devices to access the Internet. To address these growing user demands, we continue to extend our platform to develop smartphone and tablet applications to deliver travel information and resources. Although the substantial majority of our smartphone users also access and engage with our websites on personal computers and tablets where we display advertising, our users could decide to access our products primarily through smartphone devices. We do display graphic advertising on smartphones, however, our smartphone monetization strategies are still developing, as smartphone monetization was less than 20% of desktop monetization of hotel shoppers during the three months ended March 31, 2014 while tablets monetize more closely to desktops. Mobile growth and development remains a key strategy and we will continue to invest and innovate in this growing platform to help us maintain and grow our user base, engagement and monetization over the long term.  An example of our mobile development efforts is our assisted booking path, or Instant Booking, which we began rolling out in April 2014. This feature allows travelers to make a hotel booking, currently through iOS and Android smartphones, through whichever OTA or hotel supplier they choose while remaining on the TripAdvisor mobile app. We believe Instant Booking will optimize the hotel shopping experience for mobile users.

Click-Based Advertising Revenue. In recent years, the majority of our revenue growth resulted from higher click-based advertising revenue due to increased traffic on our websites and an increase in the volume of clicks on our advertisers’ placements. Although click-based advertising revenue growth has generally been driven by traffic volume, we remain focused on the various factors that could impact revenue growth, including, but not limited to, the growth in hotel shoppers, CPC pricing fluctuations, the overall economy, the ability of advertisers to monetize our traffic, the quality and mix of traffic to our websites, and the quality and mix of traffic from our advertising placements to advertisers, as well as advertisers’ evolving approach to transaction attribution models and return on investment targets. We monitor and regularly respond to changes in these factors in order to strategically improve our user experience, customer satisfaction and monetization in this dynamic environment. For example, in order to improve user experience, we introduced metasearch functionality to our hotel shoppers as discussed above.

Segment

We have one operating and reportable segment. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions, evaluates operating performance and allocates resources. The chief operating decision maker for the company is our Chief Executive Officer.

Employees

As of March 31, 2014, we had 2,102 employees. Of these employees, 1,196 were based in the United States. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

—	It requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate; and
—	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see “Note 2— Significant Accounting Policies,” in the notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We are an “issuer” (as defined in Section 2(a) of the Sarbanes-Oxley Act of 2002), and, as such, are required to comply with all new and revised accounting standards applicable to public companies.

Results of Operations

Selected Financial Data

(in millions, except per share amounts)

	Three months ended March 31,		% Change
	2014	2013	2014 vs 2013
Revenue	$281	$230	22%

Costs and expenses:
Cost of revenue (1)	8	4	100%
Selling and marketing (2)	101	79	28%
Technology and content (2)	38	29	31%
General and administrative (2)	26	23	13%
Depreciation	10	6	67%
Amortization of intangible assets	2	1	100%
Total costs and expenses:	185	142	30%
Operating income	96	88	9%
Other income (expense):
Interest expense	(2)	(3)	(33)%
Interest income and other, net	-	(1)	(100)%
Total other expense, net	(2)	(4)	(50)%
Income before income taxes	94	84	12%
Provision for income taxes	(26)	(22)	18%
Net income	$68	$62	10%

Earnings per share attributable to common stockholders:
Basic	$0.48	$0.44	9%
Diluted	$0.47	$0.43	9%
Weighted average common shares outstanding:
Basic	142	143	(1)%
Diluted	146	145	1%
Other Financial Data:
Adjusted EBITBA (3)	$122	$109	12%

(1) Excludes amortization as follows:
Amortization of website development costs included in depreciation	$6	$4

(2) Includes stock-based compensation as follows:
Selling and marketing	$3	$2
Technology and content	$6	$7
General and administrative	$5	$5

(3) See “Adjusted EBITDA” below for more information.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA, which is a non-GAAP financial measure,  in our Quarterly Report on Form 10-Q. We have provided a reconciliation below of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure. A “non-GAAP financial measure” refers to a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in such company’s financial statements.

We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other (income) expense, net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation; and (6) non-recurring expenses. Adjusted EBITDA is the primary metric by which management evaluates the performance of its business and on which internal budgets are based. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. We believe that by excluding certain non-cash expenses, such as stock-based compensation and non-recurring expenses, Adjusted EBITDA corresponds more closely to the cash that operating income generated from our business and allows investors to gain an understanding of the factors and trends affecting the ongoing cash earnings capabilities of our business, from which capital investments are made and debt is serviced.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results reported in accordance with GAAP. Some of these limitations are:

—	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
—	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
—	Adjusted EBITDA does not reflect the interest expense, or cash requirements necessary to service interest or principal payments on our debt;
—	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation;
—

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

—	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and
—	other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results.

The following table is a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended
	March 31,
	2014	2013
	(in millions)
Adjusted EBITDA	$122	$109
Depreciation (1)	(10)	(6)
Amortization of intangible assets	(2)	(1)
Stock-based compensation	(14)	(14)
Other expense, net	(2)	(4)
Provision for income taxes	(26)	(22)
Net income	$68	$62
(1)	Includes amortization of internal use software and website development costs.

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

	Three Months Ended
	March 31,		% Change
	2014	2013	2014 vs. 2013
	(in millions)
Click-based advertising	$207	$179	16%
Display-based advertising	32	25	28%
Subscription, transaction and other	42	26	62%
Total revenue	$281	$230	22%

Revenue increased $51 million during the three months ended March 31, 2014 when compared to the same period in 2013, primarily due to an increase in click-based advertising revenue of $28 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 14% and an increase in revenue per hotel shopper of 1% for the three months ended March 31, 2014.   Display-based advertising increased by $7 million during the three months ended March 31, 2014, primarily as a result of a 30% increase in the number of impressions sold due to increased sales productivity coupled with our Delayed Ad Call product, and worldwide growth particularly in emerging markets when compared to the same period in 2013, partially offset by a decrease in pricing by 1% for the three months ended March 31, 2014. Subscription, transaction and other revenue increased by $16 million during the three months ended March 31, 2014, primarily due to growth in our Business Listings and Vacation Rentals products.

The following table presents our revenue by geographic region which reflects how we measure our business internally. Revenue by geography is based on the location of our websites:

	Three months ended
	March 31,
	2014	2013	% Change
	(in millions)
Revenue by geographic region:
North America (1)	$146	$122	20%
EMEA (2)	90	71	27%
APAC (3)	35	27	30%
LATAM (4)	10	10	0%
Total	$281	$230	22%
(1)	United States and Canada*
(2)	Europe, Middle East and Africa
(3)	Asia-Pacific
(4)	Latin America
*	Included in international revenue for discussion purposes.

International revenue increased $29 million or 25% during the three months ended March 31, 2014 compared to 2013. International revenue represented 51% and 50% of total revenue during the three months ended March 31, 2014 and 2013, respectively. The increase in international revenue, in absolute dollars and as a percentage of total revenue, is primarily due to additional investment in international expansion and growth in international hotel shoppers.

Cost of Revenue

Cost of revenue consists of expenses that are closely correlated or directly related to revenue generation, including direct costs, such as ad serving fees, flight search fees, credit card fees and data center costs.  In addition, cost of revenue includes personnel and overhead expenses, including salaries, benefits, stock-based compensation and bonuses for certain customer support personnel who are directly involved in revenue generation.

	Three Months Ended
	March 31,		% Change
	2014	2013	2014 vs 2013
	(in millions)
Direct costs	$7	$4	75%
Personnel and overhead	1	-	100%
Total cost of revenue	$8	$4	100%
% of revenue	2.8%	1.7%

Cost of revenue increased $4 million during the three months ended March 31, 2014 when compared to the same period in 2013, primarily due to increased data center costs, driven by higher site traffic, and increased merchant credit card fees, driven by additional costs from our 2013 business acquisitions and free-to-list growth in our vacation rental products, and additional customer support costs.

Selling and Marketing

Sales and marketing expenses primarily consist of direct costs, including search engine marketing, or SEM, other traffic acquisition costs, syndication costs and affiliate program commissions, brand advertising and public relations. In addition, our indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation and bonuses for sales, sales support, customer support and marketing employees.

	Three Months Ended
	March 31,		% Change
	2014	2013	2014 vs 2013
	(in millions)
Direct costs	$64	$51	25%
Personnel and overhead	37	28	32%
Total selling and marketing	$101	$79	28%
% of revenue	35.9%	34.3%

Direct selling and marketing costs increased $13 million during the three months ended March 31, 2014 when compared to the same period in 2013, primarily due to increased SEM costs and other traffic acquisition costs, partially offset by a decrease in spending in social media and brand advertising costs, including offline advertising costs. Personnel and overhead costs increased $9 million during the three months ended March 31, 2014 when compared to the same period in 2013, primarily due to an increase in headcount to support business growth, including international expansion and employees joining us through recent business acquisitions, and also increased stock-based compensation costs.

Technology and Content

Technology and content expenses consist of personnel and overhead expenses, including salaries, benefits, stock-based compensation and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our websites. Other costs include licensing, maintenance expense, and technology hardware.

	Three Months Ended
	March 31,		% Change
	2014	2013	2014 vs 2013
	(in millions)
Personnel and overhead	$32	$27	19%
Other	6	2	200%
Total technology and content	$38	$29	31%
% of revenue	13.5%	12.6%

Technology and content costs increased $9 million during the three months ended March 31, 2014 when compared to the same period in 2013, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as additional personnel costs related to employees joining us through recent business acquisitions.

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

	Three Months Ended
	March 31,		% Change
	2014	2013	2014 vs 2013
	(in millions)
Personnel and overhead	$19	$16	19%
Professional service fees and other	7	7	0%
Total general and administrative	$26	$23	13%
% of revenue	9.3%	10.0%

General and administrative costs increased $3 million during the three months ended March 31, 2014 when compared to the same period in 2013, primarily due to increased personnel costs related to an increase in headcount to support our business operations.

Depreciation

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Depreciation	$10	$6
% of revenue	3.6%	2.6%

Depreciation expense increased $4 million during the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to increased amortization related to website development costs.

Amortization of Intangible Assets

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Amortization of intangible assets	$2	$1
% of revenue	0.7%	0.4%

Amortization of intangible assets did not materially change during the three months ended March 31, 2014 when compared to the same period in 2013.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our Credit Agreement and Chinese Credit Facilities.

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Interest expense	$(2)	$(3)

The decrease in interest expense is primarily due to a lower outstanding borrowing amount and effective interest rate during the three months ended March 31, 2014 over the same period during 2013 related to our Term Loan. Refer to “Note 6— Debt” in the notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on our outstanding borrowing facilities.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned and amortization of discounts and premiums on our marketable securities and net foreign exchange gains and losses.

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Interest income and other, net	$-	$(1)

   Interest income and other, net did not materially change during the three months ended March 31, 2014 when compared to the same period in 2013. Our interest income is primarily due to investing in marketable securities. Refer to “Note 4— Financial Instruments” in the notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on our current investment portfolio as of March 31, 2014.

Provision for Income Taxes

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Provision for income taxes	$26	$22
Effective tax rate	27.7%	26.2%

For the three months ended March 31, 2014, the effective tax rate is less than the federal statutory tax rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The change in the effective tax rate for 2014 compared to the 2013 rate was primarily due to a change in jurisdictional earnings.

Related Party Transactions

For information on our relationship with Liberty Interactive Corporation, refer to “Note 12— Related Party Transactions” in the notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Stock-Based Compensation

Refer to “Note 3— Stock Based Awards and Other Equity Instruments” in the notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 476,826 primarily service based stock options with a weighted average grant-date fair value per option of $47.36 and 459,999 RSU’s with a weighted average grant-date fair value of $96.34 during the three months ended March 31, 2014.

Liquidity and Capital Resources

The following section explains how we have generated and used our cash historically, describes our current capital resources and discusses our future financial commitments.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities, as reflected in the unaudited consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Net cash provided by (used in):
Operating activities	$109	$44
Investing activities	(127)	(179)
Financing activities	(14)	(19)

Our principal source of liquidity is cash flows generated from operations, although liquidity needs can also be met through drawdowns under our credit facilities discussed in “Note 6 – Debt” in the notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q. As of March 31, 2014 and December 31, 2013, we had $745 million and $670 million of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of March 31, 2014 approximately $485 million of our cash, cash equivalents and short and long-term marketable securities are held by our international subsidiaries, primarily in the United Kingdom, and are related to earnings we intend to reinvest permanently outside the United States. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $520 million as of March 31, 2014. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Cash held is primarily denominated in U.S. dollars.

Historically, the cash we generate from operations has been sufficient to fund our working capital requirements, capital expenditures and to meet our long term debt obligations and other financial commitments. Management believes that our cash and cash equivalents and available for sale marketable securities, combined with expected cash flows generated by operating activities and available cash from our credit facilities will be sufficient to fund our ongoing working capital requirements, capital expenditures, business growth initiatives, meet our long term debt obligations and other financial commitments, fund our new corporate lease obligations, share repurchases and fund any potential acquisitions for at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business growth initiatives, either of which could have a material adverse effect on our future financial condition or results of operations.

Operating Activities

For the three months ended March 31, 2014, net cash provided by operating activities increased by $65 million or 148% when compared to the same period in 2013, primarily due to an increase in working capital movements of $61 million mainly related to an increase in operating cash flow from deferred merchant payables of $29 million, with the remaining increase related to the timing of customer receipts, income tax payments, vendor payments and growth in our business.

Investing Activities

For the three months ended March 31, 2014, net cash used in investing activities decreased by $52 million when compared to the same period in 2013, primarily due to a net decrease in cash used for the purchases, sales and maturities of our marketable securities of $62 million, which was partially offset by an increase in capital expenditures of $11 million when compared against 2013.

Financing Activities

For the three months ended March 31, 2014, net cash used in financing activities decreased by $5 million when compared to the same period in 2013 primarily due to an increase of $10 million in excess tax benefits related to stock compensation and a $15 million repayment of our outstanding borrowings on our Chinese Credit Facilities in 2013. This was offset by a reduction in proceeds from the exercise of our stock options of $4 million, due to the introduction in the third quarter of 2013 of the net share settlement of our stock options, an increase in payments of minimum withholding taxes related to net share settlement of equity awards of $13 million, and a $3 million repayment of our outstanding borrowings on our Chinese Credit Facilities in 2014.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2013.  Refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

There has been no material change in our market risk profile during the three months ended March 31, 2014. For additional information, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 which could materially affect our business, financial condition or future results. During the quarter ended March 31, 2014, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2014, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

We did not repurchase any shares of our common stock during the quarter ended March 31, 2014.

In February 2013, we announced that our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. We have in the past, and intend to use in the future, available cash from operations to fund repurchases under the share repurchase program. The repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. The Executive Committee of our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the company and its stockholders.   As of March 31, 2014, we have $105 million remaining to repurchase shares of our common stock under this share repurchase program.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1*	Employment Agreement between TripAdvisor LLC and Julie Bradley, effective as of March 31, 2014	X
10.2*	Employment Agreement between TripAdvisor LLC and Seth Kalvert, effective as of March 31, 2014	X
10.3*	Employment Agreement between TripAdvisor LLC and Stephen Kaufer, effective as of March 31, 2014	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) Unaudited Consolidated Statements of Operations, (ii) Unaudited Consolidated Statements of Comprehensive Income, (iii) Unaudited Consolidated Balance Sheets, (iv) Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

X

* Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.
By:	/s/ JULIE M.B. B RADLEY
Julie M.B. Bradley
Chief Financial Officer

May 6, 2014