Form 10-Q
period 2014-06-30
TripAdvisor, Inc.
filed 2014-07-28
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at July 23, 2014
Common Stock, $0.001 par value per share	129,985,348 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended June 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$323	$247	$604	$477

Costs and expenses:
Cost of revenue (1)	9	4	17	8
Selling and marketing (2)	127	83	228	162
Technology and content (2)	41	32	79	61
General and administrative (2)	32	25	58	48
Depreciation	11	7	21	13
Amortization of intangible assets	3	2	5	3
Total costs and expenses:	223	153	408	295
Operating income	100	94	196	182
Other income (expense):
Interest expense	(2)	(2)	(4)	(5)
Interest income and other, net	-	(2)	-	(3)
Total other expense, net	(2)	(4)	(4)	(8)
Income before income taxes	98	90	192	174
Provision for income taxes	(30)	(23)	(56)	(45)
Net income	$68	$67	$136	$129

Earnings per share attributable to common stockholders (Note 14):
Basic	$0.48	$0.47	$0.95	$0.90
Diluted	$0.47	$0.46	$0.93	$0.89
Weighted average common shares outstanding (Note 14):
Basic	143	144	143	143
Diluted	146	146	146	145

(1) Excludes amortization as follows:
Amortization of website development costs included in depreciation	$7	$5	$13	$9

(2) Includes stock-based compensation as follows:
Selling and marketing	$3	$2	$6	$5
Technology and content	$6	$4	$12	$10
General and administrative	$6	$4	$11	$9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$68	$67	$136	$129
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	-	-	(3)
Available-for-sale investments:
Change in net unrealized loss	-	(1)	-	(1)
Total other comprehensive loss, net of tax	(1)	(1)	-	(4)
Comprehensive income	$67	$66	$136	$125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$587	$351
Short-term marketable securities (Note 5)	51	131
Accounts receivable, net of allowance for doubtful accounts of $4 and $3 at June 30, 2014 and December 31, 2013, respectively	185	113
Prepaid expenses and other current assets	32	35
Total current assets	855	630
Long-term assets:
Long-term marketable securities (Note 5)	83	188
Property and equipment, net (Note 6)	141	82
Other long-term assets	32	19
Intangible assets, net (Note 7)	113	52
Goodwill (Note 7)	607	502
TOTAL ASSETS	$1,831	$1,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27	$10
Deferred merchant payables	109	30
Deferred revenue	61	44
Credit facility borrowings (Note 8)	33	28
Borrowings, current (Note 8)	40	40
Taxes payable	11	5
Accrued expenses and other current liabilities	105	86
Total current liabilities	386	243
Deferred income taxes, net	28	13
Other long-term liabilities (Note 10)	111	52
Borrowings, net of current portion (Note 8)	280	300
Total Liabilities	805	608

Commitments and contingencies (Note 11)
Stockholders’ equity: (Note 12)
Preferred stock, $0.001 par value
Authorized shares: 100,000,000	-	-
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	-	-
Authorized shares: 1,600,000,000
Shares issued: 132,091,353 and 131,537,798
Shares outstanding: 129,970,644 and 129,417,089
Class B common stock, $0.001 par value	-	-
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	633	608
Retained earnings	538	402
Treasury stock-common stock, at cost, 2,120,709 and 2,120,709 shares	(145)	(145)
Total Stockholders’ Equity	1,026	865
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,831	$1,473

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(in millions, except number of shares)

					Additional
			Class B		paid-in	Retained
	Common stock		common stock		capital	earnings	Treasury Stock
	Shares	Amount	Shares	Amount			Shares	Amount	Total
Balance as of December 31, 2013	131,537,798	$-	12,799,999	$-	$608	$402	(2,120,709)	$(145)	$865
Net income						136			136
Issuance of common stock related to exercises of options and vesting of RSUs	553,555	-			2				2
Tax benefits on equity awards					14				14
Minimum withholding taxes on net share settlements of equity awards					(23)				(23)
Stock based compensation					32				32

Balance as of June 30, 2014	132,091,353	$-	12,799,999	$-	$633	$538	(2,120,709)	$(145)	$1,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six months ended June 30,
	2014	2013
Operating activities:
Net income	$136	$129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	21	13
Stock-based compensation	29	24
Amortization of intangible assets	5	3
Amortization of discounts and premiums on marketable securities, net	2	3
Deferred tax benefit	(3)	(4)
Excess tax benefits from stock-based compensation	(14)	(5)
Other, net	1	3
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, prepaid expenses and other assets	(65)	(74)
Accounts payable, accrued expenses and other liabilities	35	(1)
Deferred merchant payables	79	16
Income taxes, net	25	18
Deferred revenue	16	8
Net cash provided by operating activities	267	133

Investing activities:
Acquisitions, net of cash acquired	(152)	(31)
Capital expenditures, including internal-use software and website development	(42)	(24)
Purchases of marketable securities	(219)	(346)
Sales of marketable securities	324	68
Maturities of marketable securities	79	77
Net cash used in investing activities	(10)	(256)

Financing activities:
Repurchase of common stock	-	(34)
Proceeds from credit facilities	8	7
Payments to credit facilities	(3)	(15)
Principal payments on long-term debt	(20)	(20)
Proceeds from exercise of stock options	2	20
Payment of minimum withholding taxes on net share settlements of equity awards	(23)	(6)
Excess tax benefits from stock-based compensation	14	5
Payments on construction in-process related to build to suit lease obligation	(2)	-
Net cash used in financing activities	(24)	(43)
Effect of exchange rate changes on cash and cash equivalents	3	(2)
Net increase (decrease) in cash and cash equivalents	236	(168)
Cash and cash equivalents at beginning of period	351	368
Cash and cash equivalents at end of period	$587	$200

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of construction in-process related to build to suit lease obligation	$28	$-

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

Description of Business

TripAdvisor is an online travel company, empowering users to plan and have the perfect trip. TripAdvisor’s travel research platform aggregates reviews and opinions of members about destinations, accommodations, restaurants and activities throughout the world through our flagship TripAdvisor brand. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 41 countries, including in China under the brand daodao.com. Beyond travel-related content, TripAdvisor websites also include links to the websites of our travel advertisers allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we manage and operate 23 other travel brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector. We derive substantially all of our revenue from advertising, primarily through click-based advertising and display-based advertising sales. In addition, we earn revenue through a combination of subscription-based offerings from our Business Listings, subscription and free-to-list commission-based offerings from our Vacation Rental products, transaction revenue from making hotel room nights available for booking and online reservations made from restaurant customers on our transactional sites, and other revenue from, among other things, licensing our content to third-parties. We have one operating and reportable segment: TripAdvisor. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions and evaluates operating performance.

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

Reclassifications

Pursuant to our disclosure in “Note 15— Related Party Transactions” in the Notes to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013, we no longer consider Expedia, Inc. ("Expedia”) a related party.    Certain reclassifications have been made to conform the prior period to the current presentation relating to Expedia transactions, which includes the reclassification of revenue from Expedia on our unaudited statements of operations to revenue and the reclassification of receivables from Expedia, net on our unaudited consolidated balance sheets to accounts receivable.   These reclassifications had no net effect on our unaudited consolidated financial statements.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements Not Yet Adopted

Revenue From Contracts With Customers

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our unaudited consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. The new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. Accordingly, we adopted these presentation requirements during the first quarter of 2014. The adoption of this new guidance did not have a material impact on our unaudited consolidated financial statements and related disclosures.

There have been no material changes to our significant accounting policies since December 31, 2013. For additional information about our critical accounting policies and estimates, refer to “Note 2— Significant Accounting Policies”, in the Notes to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 3: ACQUISITIONS

During the six months ended June 30, 2014, we completed three acquisitions for total cash consideration of $152 million, net of cash acquired and holdbacks for general representations and warranties. The total cash consideration is subject to adjustment based on the finalization of working capital adjustments. We acquired Vacation Home Rentals, a U.S.-based vacation rental website featuring more than 14,000 properties around the world; London-based Tripbod, a travel community that helps connect travelers to local experts to deliver travelers relevant recommendations to help plan the perfect trip; and Lafourchette, a provider of an online and mobile reservations platform for restaurants in France, Spain and Switzerland.

The total purchase price of these acquisitions, all of which were accounted for as purchases of businesses under the acquisition method, have been allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values on the acquisition date. The purchase price allocation of our 2014 acquisitions are preliminary and subject to revision as more information becomes available, but in any case will not be revised beyond twelve months after the acquisition date and any change to the fair value of assets acquired or liabilities assumed acquired will lead to a corresponding change to the purchase price allocable to goodwill on a retroactive basis. The primary areas of the purchase price allocation that are not yet finalized are related to the fair values of intangibles assets, net assets, and income tax balances. Acquisition-related costs were expensed as incurred and were $1 million during the six months ended June 30, 2014. All acquisition-related expenses are included in general and administrative expenses on our unaudited consolidated statements of operations.

The following table presents the purchase price allocations initially recorded on our consolidated balance sheet on June 30, 2014 for all 2014 acquisitions (in millions):

Total
Net assets (1)	$6
Goodwill (2)	105
Intangible assets (3)	66
Deferred tax liabilities, net	(17)
Total purchase price consideration (4)	$160

(1)	Includes cash acquired of $6 million.
(2)

The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in these transactions is primarily attributable to expected operational synergies, potential new and expanded business relationships and user bases, the assembled workforces, and the future development initiatives of the assembled workforces. Goodwill in the amount of $4 million is expected to be deductible for tax purposes.

(3)

Identifiable definite-lived intangible assets were comprised of developed technology of $6 million, trade names of $11 million, and subscriber and customer relationships of $49 million. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the companies was 11.5 years, which will be amortized on a straight-line basis over their estimated useful lives.

(4)	Subject to adjustment based on final working capital adjustment calculations for Vacation Home Rentals and Lafourchette as of June 30, 2014.

NOTE 4: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and RSUs, on our unaudited consolidated statements of operations during the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Selling and marketing	$3	$2	$6	$5
Technology and content	6	4	12	10
General and administrative	6	4	11	9
Total stock-based compensation	15	10	29	24
Income tax benefit from stock-based compensation	(6)	(4)	(11)	(9)
Total stock-based compensation, net of tax effect	$9	$6	$18	$15

Stock-Based Award Activity and Valuation

2014 Stock Option Activity

During the six months ended June 30, 2014, we have issued 490,508 of service-based non-qualified stock options under the TripAdvisor, Inc. 2011 Stock and Incentive Plan, as amended (the “2011 Plan”). These stock options have a term of ten years from the date of grant and generally vest equitably over a four-year requisite service period. We will amortize the fair value of the 2014 grants, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

A summary of the status and activity for stock option awards relating to our common stock for the six months ended June 30, 2014, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at January 1, 2014	9,470	$40.18
Granted	491	96.45
Exercised (1)	(834)	33.46
Cancelled or expired	(217)	44.99
Options outstanding at June 30, 2014	8,910	$43.79	5.5	$578
Exercisable as of June 30, 2014	3,984	$31.79	3.2	$306
Vested and expected to vest after June 30, 2014	8,282	$43.01	5.3	$544
(1)

Inclusive of 432,283 options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the minimum amount of required employee withholding taxes. Potential shares that had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited consolidated statements of cash flows.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of June 30, 2014 was $108.66. The total intrinsic value of stock options exercised for the six months ended June 30, 2014 and 2013 was $51 million and $27 million, respectively.

The fair value of stock option grants under the 2011 Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Risk free interest rate	1.98%	1.07%	1.97%	1.07%
Expected term (in years)	6.25	6.25	6.38	6.25
Expected volatility	47.32%	51.82%	48.07%	51.73%
Expected dividend yield	— %	— %	— %	— %

The weighted-average grant date fair value of options granted was $47.25 and $23.15 for the six months ended June 30, 2014 and 2013, respectively. The total fair value of stock options vested for the six months ended June 30, 2014 and 2013 was $24 million and $20 million, respectively.

2014 RSU Activity

During the six months ended June 30, 2014, we issued 512,884 RSUs under the 2011 Plan for which the fair value was measured based on the quoted price of our common stock on the date of grant. These RSUs generally vest over a four-year requisite service period. We will amortize the fair value of the 2014 grants, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

The following table presents a summary of RSU activity on our common stock during the six months ended June 30, 2014:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of January 1, 2014	1,135	$49.64
Granted	513	96.00
Vested and released (1)	(250)	44.86
Cancelled	(80)	64.27
Unvested RSUs outstanding as of June 30, 2014	1,318	$67.69	$143
(1)

Inclusive of 89,494 RSUs withheld to satisfy employee minimum tax withholding requirements due to net share settlement. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited consolidated statements of cash flows.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense, net of estimated forfeitures, and the weighted average remaining amortization period at June 30, 2014 related to our non-vested stock options and RSU awards is presented below (in millions):

	Stock
	Options	RSUs
Unrecognized compensation expense (net of forfeitures)	$91	$55
Weighted average period remaining (in years)	3.0	3.2

NOTE 5: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities for the periods presented (in millions):

	June 30, 2014
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$399	$-	$-	$399	$399	$-	$-
Level 1:
Money market funds	188	-	-	188	188	-	-
Level 2:
U.S. agency securities	37	-	-	37	-	10	27
Certificates of deposit	10	-	-	10	-	7	3
Corporate debt securities	87	-	-	87	-	34	53
Subtotal	134	-	-	134	-	51	83
Total	$721	$-	$-	$721	$587	$51	$83

	December 31, 2013
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$195	$-	$-	$195	$195	$-	$-
Level 1:
Money market funds	156	-	-	156	156	-	-
Level 2:
U.S. agency securities	37	-	-	37	-	14	23
Certificates of deposit	23	-	-	23	-	16	7
Commercial paper	5	-	-	5	-	5	-
Corporate debt securities	254	-	-	254	-	96	158
Subtotal	319	-	-	319	-	131	188
Total	$670	$-	$-	$670	$351	$131	$188

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have twelve months or less remaining at June 30, 2014.

We classify our cash equivalents and marketable securities within Level 1 and Level 2 as we value our cash equivalents and marketable securities using quoted market prices (Level 1) or alternative pricing sources (Level 2). The valuation technique we used to measure the fair value of money market funds was derived from quoted prices in active markets for identical assets or liabilities. Fair values for our U.S. agency securities, commercial paper, corporate debt securities and certificates of deposit are considered “Level 2” valuations because they are obtained from pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

There were no material realized gains or losses related to sales of our marketable securities for the three and six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, we had marketable securities with an aggregate fair value of $15 million currently in an unrealized loss position.  The gross unrealized loss amount was not material at June 30, 2014.  We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature and do not consider any of our investments other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s cost basis. During the three and six months ended June 30, 2014 and 2013, we did not recognize any impairment charges. We did not have any material investments in marketable securities that were in a continuous unrealized loss position for twelve months or greater at June 30, 2014 or December 31, 2013.

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

Our current forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and were not material for the three and six months ended June 30, 2014 and 2013, and are included in interest income and other, net on our unaudited consolidated statements of operations. The net cash received or paid related to our derivative instruments are classified as operating in our unaudited consolidated statements of cash flows, which is based on the objective of the derivative instruments.

The following table shows the notional principal amounts of our outstanding derivative instruments for the periods presented:

	June 30, 2014	December 31, 2013
	(in millions)
Foreign exchange-forward contracts (1)(2)	$6	$5
(1)	Derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. Dollar.
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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our unaudited consolidated balance sheets as of June 30, 2014 and December 31, 2013. The carrying value of the long-term borrowings outstanding on our Credit Agreement bears interest at a variable rate and therefore is also considered to approximate fair value.

We did not have any Level 3 assets or liabilities for the periods ended June 30, 2014 and December 31, 2013.

NOTE 6: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following for the periods presented:

	June 30, 2014	December 31, 2013
	(in millions)
Capitalized software and website development	$96	$73
Leasehold improvements	36	22
Computer equipment	29	21
Furniture, office equipment and other	8	6
	169	122
Less: accumulated depreciation	(68)	(48)
Construction in progress (1)	40	8
Property and equipment, net	$141	$82
(1)

We capitalize construction in progress for build-to-suit lease agreements where we are considered the owner, for accounting purposes only, during the construction period.  These amounts represent construction costs to date incurred by the landlord and the Company related to our future corporate headquarters in Needham, MA. During the six months ended June 30, 2014 we capitalized $28 million in non-cash construction costs which were incurred by the landlord, with a corresponding liability recorded in other long-term liabilities on our unaudited consolidated balance sheet. Refer to “Note 12 – Commitments and Contingencies,” in  the Notes to our Consolidated  Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on our future corporate headquarters lease.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

The change in goodwill for the six months ended June 30, 2014 consists of the following:

Total
(in millions)
Beginning balance as of January 1, 2014	$502
Additions (1)	105
Ending balance as of June 30, 2014	$607

(1)	The additions to goodwill relate to our 2014 business acquisitions. See “Note 3— Acquisitions” above, for further information.

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Intangible assets with definite lives	$101	$36
Less: accumulated amortization	(18)	(14)
Intangible assets with definite lives, net	83	22
Intangible assets with indefinite lives	30	30
	$113	$52

The following table presents the components of our intangible assets with definite lives:

		June 30, 2014			December 31, 2013
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in millions)			(in millions)
Trade names and trademarks	9.4	$29	$(9)	$20	$18	$(7)	$11
Subscriber and customer relationships	11.6	62	(8)	54	14	(6)	8
Technology and other	4.0	10	(1)	9	4	(1)	3
Total	10.3	$101	$(18)	$83	$36	$(14)	$22

Intangible assets with definite lives are amortized on a straight-line basis. The estimated amortization expense for intangible assets with definite lives for the remainder of 2014, the annual expense for the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets, is expected to be as follows (in millions):

2014 (remaining six months)	$6
2015	10
2016	10
2017	9
2018	9
2019 and thereafter	39
Total	$83

NOTE 8: DEBT

Term Loan Facility Due 2016 and Revolving Credit Facility

On December 20, 2011, we entered into a credit agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent (this credit agreement, together with all exhibits, schedules, annexes, certificates, assignments and related documents contemplated thereby, is referred to herein as the “Credit Agreement”), which provides $600 million of borrowing including:

—	the Term Loan Facility (“Term Loan”) in an aggregate principal amount of $400 million with a term of five years due December 2016; and
—	the Revolving Credit Facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

The Term Loan and any loans under the Revolving Credit Facility bear interest by reference to a base rate or a Eurocurrency rate, in either case plus an applicable margin based on our leverage ratio. We are also required to pay a quarterly commitment fee, on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The Term Loan and loans under the Revolving Credit Facility currently bear interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points. As of June 30, 2014 we are using a one-month interest period Eurocurrency Spread which is approximately 1.7% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal is currently repayable in quarterly installments on the last day of each calendar quarter equal to 2.5% of the original principal amount with the balance due on the final maturity date. Principal payments aggregating $20 million were made during the six months ended June 30, 2014.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of June 30, 2014 there are no outstanding borrowings under our Revolving Credit Facility.

During the three and six months ended June 30, 2014, we recorded total interest and commitment fees on our Credit Agreement of $2 million and $3 million, respectively, to interest expense on our unaudited consolidated statements of operations.  During the three and six months ended June 30, 2013, we recorded total interest and commitment fees on our Credit Agreement of $2 million and $4 million, respectively, to interest expense on our unaudited consolidated statements of operations.  All unpaid interest and commitment fee amounts as of June 30, 2014 and December 31, 2013 were not material.

Total outstanding borrowings under the Credit Agreement consist of the following:

	June 30,	December 31,
	2014	2013
	(in millions)
Short-Term Debt:
Term Loan	$40	$40
Total Short-Term Borrowings	$40	$40

Long-Term Debt:
Term Loan	$280	$300
Total Long-Term Borrowings	$280	$300

As of June 30, 2014, we are in compliance with all of our debt covenants.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of June 30, 2014 and December 31, 2013, we had short-term borrowings outstanding of $33 million and $28 million, respectively.

Certain of our Chinese subsidiaries entered into a RMB 189,000,000 (approximately $30 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no-specific expiration period. We had $14 million of outstanding borrowings from the Chinese Credit Facility—BOA as of June 30, 2014. Our Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 5.6% as of June 30, 2014.

In addition, during April 2014, certain of our Chinese subsidiaries renewed a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). We had $19 million of outstanding borrowings from the Chinese Credit Facility—JPM as of June 30, 2014. Our Chinese Credit Facility—JPM currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 5.6% as of June 30, 2014.

NOTE 9: INCOME TAXES

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

Our effective tax rate for the three and six months ended June 30, 2014 was 30.6% and 29.2%, respectively. Our effective tax rate for the three and six months ended June 30, 2013 was 25.6% and 25.9%, respectively. For the three and six months ended June 30, 2014, the effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The increase in the effective tax rate for 2014 compared to the 2013 rate was primarily due to a change in jurisdictional earnings and certain discrete items.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of June 30, 2014, accrued interest is $1 million, net of federal benefit, and no penalties have been accrued. We do not anticipate any material releases in the next twelve months.

We are routinely under audit by federal, state and foreign tax authorities. By virtue of previous consolidated income tax returns filed with Expedia, we are currently under an IRS audit for the 2009 and 2010 tax years, and have various ongoing state income tax audits. As of June 30, 2014, no material assessments have resulted from these audits. These audits include questioning the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns. We are no longer subject to tax examinations by tax authorities for years prior to 2007.

NOTE 10: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following for the periods presented:

	June 30, 2014	December 31, 2013
	(in millions)
Unrecognized tax benefits (1)	$58	$38
Construction liabilities (2)	36	8
Other (3)	17	6
Total other long-term liabilities	$111	$52

(1)	Amount includes accrued interest related to this liability.
(2)

We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner during the construction period for accounting purposes only.

(3)	Amounts primarily consist of long term deferred rent balances related to operating leases for office space.

NOTE 11: COMMITMENTS AND CONTINGENCIES

There have been no material changes to our commitments and contingencies since December 31, 2013. Refer to “Note 12— Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Rules of the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that we and our subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

NOTE 12: STOCKHOLDERS’ EQUITY

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. At June 30, 2014, no preferred shares had been issued.

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share on most matters. Holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% of the total number of directors, rounded up to the next whole number, which was three directors as of June 30, 2014. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of TripAdvisor, the holders of both classes of common stock have equal rights to receive all the assets of TripAdvisor after the rights of the holders of the preferred stock have been satisfied. There were 132,091,353 and 129,970,644 shares of common stock issued and outstanding, respectively, at June 30, 2014.  There were also 12,799,999 shares of Class B common stock issued and outstanding at June 30, 2014.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income primarily relates to cumulative foreign currency translation adjustments and was not material at June 30, 2014 and December 31, 2013.

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

During the six months ended June 30, 2014, we did not repurchase any shares of our outstanding common stock under the share repurchase program.  As of June 30, 2014, from the authorized share repurchase program granted by the Board of Directors, we have repurchased 2,120,709 shares of our outstanding common stock and have $105 million remaining to repurchase shares of our common stock.

Dividends

During the period January 1, 2014 through June 30, 2014, our Board of Directors did not declare any dividends on our outstanding common stock and do not expect to pay any dividends for the foreseeable future.

NOTE 13: SEGMENT INFORMATION

We have one operating and reportable segment: TripAdvisor. We determined our segment based on how our chief operating decision maker manages our business, makes operating decisions, evaluates operating performance and allocates resources. The chief operating decision maker for the Company is our Chief Executive Officer.

Our primary operating metric for evaluating segment performance is Adjusted EBITDA, which is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other (income) expense, net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation; and (6) non-recurring expenses. Such amounts are detailed in our segment reconciliation below. In addition, please see our discussion of Adjusted EBITDA in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

The following table is a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Adjusted EBITDA	$129	$113	$251	$222
Depreciation (1)	(11)	(7)	(21)	(13)
OIBA (2)	118	106	230	209
Amortization of intangible assets	(3)	(2)	(5)	(3)
Stock-based compensation	(15)	(10)	(29)	(24)
Other expense, net	(2)	(4)	(4)	(8)
Provision for income taxes	(30)	(23)	(56)	(45)
Net income	$68	$67	$136	$129
(1)	Includes amortization of internal use software and website development costs.
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

NOTE 14: EARNINGS PER SHARE

Basic Earnings Per Share Attributable to Common Stockholders

We compute basic earnings per share (“Basic EPS”) by dividing net income attributable to TripAdvisor by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2014 and 2013, we computed the weighted average number of common shares outstanding during the period using the total of common stock and Class B common stock outstanding as of December 31, 2013 and 2012, respectively, plus the weighted average of any additional shares issued and outstanding during the three and six months ended June 30, 2014 and 2013, respectively.

Diluted Earnings Per Share Attributable to Common Stockholders

We compute diluted earnings per share (“Diluted EPS”), by dividing net income attributable to TripAdvisor by the sum of the weighted average number of common and common equivalent shares outstanding during the period. For the three and six months ended June 30, 2014 and 2013, we computed the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the Basic EPS calculation as indicated above, (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of common equivalent shares related to stock options and the vesting of restricted stock units using the treasury stock method during the three and six months ended June 30, 2014 and 2013, respectively, and (iii) if dilutive, performance based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income	$68	$67	$136	$129
Denominator:
Weighted average shares used to compute Basic EPS	142,701	143,531	142,550	143,297
Weighted average effect of dilutive securities:
Stock options	2,777	1,940	2,831	1,671
RSUs	304	193	343	192
Weighted average shares used to compute Diluted EPS	145,782	145,664	145,724	145,160
Basic EPS	$0.48	$0.47	$0.95	$0.90
Diluted EPS	$0.47	$0.46	$0.93	$0.89

The following potential common shares related to stock options and RSUs were excluded from the calculation of Diluted EPS because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014(1)	2013(2)	2014(1)	2013(2)
Stock options	1,689	1,741	1,688	3,159
RSUs	55	48	247	24
Total	1,744	1,789	1,935	3,183
(1)

These totals do not include 66,666 performance based options and 44,000 performance based RSUs representing the right to acquire 110,666 shares of common stock for which all targets required to trigger vesting have not been achieved as of June 30, 2014; therefore, such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

(2)

These totals do not include 210,000 performance based options and 44,000 performance based RSUs representing the right to acquire 254,000 shares of common stock for which all targets required to trigger vesting had not been achieved as of June 30, 2013; therefore, such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

.

NOTE 15: RELATED PARTY TRANSACTIONS

Liberty Interactive Corporation

As of June 30, 2014, Liberty Interactive Corporation (“Liberty”) beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 14.0% of the outstanding shares of Common Stock and 100% of the outstanding shares of Class B Common Stock. Assuming the conversion of all of Liberty’s shares of Class B common stock into common stock, Liberty would beneficially own 21.7% of the outstanding common stock (calculated in accordance with Rule 13d-3). Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, Liberty may be deemed to beneficially own equity securities representing approximately 56.7% of our voting power.

We had no material related party transactions with Liberty during the three and six months ended June 30, 2014 and 2013, respectively.

NOTE 16: SUBSEQUENT EVENT

On July 24, 2014, the Company entered into an agreement to acquire Viator, Inc., which is headquartered in San Francisco, CA.  Viator is a leading resource for researching and booking destination activities around the world. Viator features more than 20,000 bookable tours and attractions and more than 600,000 reviews, photos, and videos submitted by travelers. Viator works with local operators to provide travelers with access to tours and activities in popular destinations worldwide. The purchase price for the transaction is approximately $200 million, subject to adjustment, and will be payable substantially in the form of cash. Subject to the completion of customary conditions, the acquisition is expected to close during the third quarter of 2014.   The Company intends to use available U.S.-based cash for this transaction.

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

Overview

TripAdvisor is the world’s largest online travel company. Our mission is to help people around the world plan and have the perfect trip by giving them access to the reviews and opinions of the millions of travelers who make up our global online community. TripAdvisor aggregates reviews and opinions about destinations, accommodations, restaurants and activities throughout the world. Our platform also enables consumers to book hotels, vacation rentals, airline tickets, vacation packages, destination services, restaurant reservations and even cruises.

Our branded websites include tripadvisor.com in the United States and localized versions of the website in 41 other countries, including China under the brand daodao.com. Our TripAdvisor-branded websites globally averaged nearly 280 million monthly unique visitors during the quarter ended June 30, 2014, according to Google Analytics. We currently feature over 170 million reviews and opinions on more than 850,000 hotels and accommodations and approximately 640,000 vacation rentals, 2.3 million restaurants and 450,000 attractions in 142,000 destinations throughout the world. Beyond travel-related content, our websites also include links to the websites of our customers, including travel advertisers, allowing travelers to directly book their travel arrangements. In addition to the flagship TripAdvisor brand, we now manage and operate 23 other travel media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector.

Executive Summary

At present, our financial results are principally dependent on our ability to grow click-based advertising revenue. We continue to invest in areas of potential click-based revenue growth, including international and mobile initiatives, while also investing in our display-based advertising, Business Listings and Vacation Rentals products. We aim to leverage our position as the largest online travel company to become an increasingly important partner for advertisers—including hoteliers, online travel agencies (“OTA’s”) and other travel-related service providers—by providing our partners with access to a large audience of highly-qualified, highly-engaged users. The key drivers of our click-based and display-based advertising revenue are described below, as well as a summary of our key growth areas and the current trends impacting our business.

Key Drivers of Click-Based Advertising Revenue

For both the three and six months ended June 30, 2014, 73% of our total revenue came from our core cost-per-click (“CPC”)-based lead generation product. For the three and six months ended June 30, 2013, 74% and 76%, respectively, of our total revenue came from our core CPC-based lead generation product.  The key drivers of our click-based advertising revenue include the growth in monthly hotel shoppers and revenue per hotel shopper.

—

Hotel shoppers: Total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth. We track and analyze sub-segments of traffic and their correlation to revenue generation and utilize hotel shoppers as an indicator of revenue growth. We use the term “hotel shoppers” to refer to users who view a listing of hotels in a city or visitors who view a specific hotel page. Hotel shoppers tend to be seasonal and also tend to vary based on general economic conditions. Our number of hotel shoppers increased 17% and 14% for the three and six months ended June 30, 2014, respectively, and increased 38% and 37% for the three and six months ended June 30, 2013.  The deceleration of hotel shopper growth for the three and six months ended June 30, 2014 is primarily due to high hotel shopper growth from search engine optimization (“SEO”) in late 2012 and for the three and six months ending June 30, 2013, which provides for a challenging comparative.  We continue to focus our efforts on strategies that will increase the number of hotel shoppers, however, hotel shopper trends remain difficult to predict.

As our traffic grows and we optimize the hotel shopper experience on our site, the number of pages on which a user can engage with the TripAdvisor brand also grows. We have captured these additional pages in both the three and six months ended June 30, 2014 hotel shopper growth figure and have also updated our historical hotel shopper growth figure for both the three and six months ended June 30, 2013 for comparative purposes. The impact of this change is immaterial to hotel shopper growth and revenue per hotel shopper and did not affect our unaudited consolidated financial statements for any period presented.

—

Revenue per hotel shopper: Revenue per hotel shopper is a metric we use to analyze how effectively we are able to monetize hotel shoppers based on a combination of user conversion and pricing. User conversion, or clicks per hotel shopper, is a measure of how many hotel shoppers ultimately click on a CPC link that generates revenue for us. User conversion on our site is primarily driven by three factors: merchandising, commerce coverage and choice. We define merchandising as the number and location of ads that are available on a page; we define commerce coverage as whether we have a client who can take an online booking for a particular property; and we define choice as the number of clients available for any given property, allowing the user to shop for the best price. Pricing is the effective CPC that OTA’s and hoteliers are willing to pay us for a hotel shopper lead, by participating in a competitive bidding process which determines the CPC price paid. Revenue per hotel shopper increased 11% and 8% for the three and six months ended June 30, 2014, respectively, and decreased 13% and 11% for the three and six months ended June 30, 2013, respectively.  Revenue per hotel shopper increased 11% and 8% for the three and six months ended June 30, 2014, largely due to our implementation of hotel metasearch in June of 2013, which, to date, has resulted in relatively higher CPC pricing paid by our partners, due to higher quality clicks being delivered, mainly offset by relatively lower rates of user conversion. In addition, growth in hotel shoppers on smartphones, which have a lower monetization rate than desktops and tablets, and growth in emerging international markets that are currently monetizing at lower levels than our mature markets continue to provide challenges to our growth rate.

In summary, our CPC revenue depends on the number of hotel shoppers that are interested in a property, whether there is a commerce link available for that hotel shopper to click on for that property, whether there are several commerce choices available for that property so the hotel shopper has the benefit of pricing and availability from multiple sources and what our partners are willing to pay us for the lead.  While hotel shoppers is an important metric, it is but one component of revenue per hotel shopper which is the primary driver of click-based advertising revenue.

Key Drivers of Display-Based Advertising Revenue

For both the three and six months ended June 30, 2014, 11% of our total revenue came from our display-based advertising product. For the three and six months ended June 30, 2013, 13% and 12%, respectively, of our total revenue came from our display-based advertising product. The key drivers of our display-based advertising revenue include the growth in number of impressions, or the number of times an ad is displayed on our site, and the cost per thousand impressions (“CPM”). Our number of impressions sold increased 11% and 19% for the three and six months ended June 30, 2014, respectively, and increased 32% and 24% for the three and six months ended June 30, 2013, respectively, while pricing increased 4% and 2% for the three and six months ended June 30, 2014, respectively, and decreased 11% and 8% for three and six months ended June 30, 2013, respectively, according to our log files.

Key Growth Areas

We continue to invest in areas of potential growth, including our mobile and social initiatives, as well as our Business Listings and Vacation Rentals products.

Mobile.  Mobile is an investment area that is geared towards creating a more complete user experience by reinforcing the TripAdvisor brand when users are in-market. In the quarter ended June 30, 2014, we saw strong mobile user uptake, as aggregate downloads of our TripAdvisor, TripAdvisor City Guides, SeatGuru, Jetsetter and GateGuru mobile apps reached more than 128 million downloads and average monthly unique visitors via smartphone and tablet devices grew over 77% year-over-year from 79 million to 141 million, according to company logs. We believe that travelers will increasingly use mobile devices, including smartphones and tablets, to conduct travel research and planning.

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

Vacation Rentals. As of June 30, 2014, we had amassed an inventory of approximately 640,000 properties, up nearly 40% year-over-year, across our TripAdvisor Vacation Rentals, U.S.-based FlipKey (which includes recently acquired Vacation Home Rentals), and European-based Holiday Lettings and Niumba. We offer individual property owners and property managers the ability to list using a subscription-based fee structure or a free-to-list, commission-based option and we believe our highly-engaged and motivated user community creates a competitive advantage for us in this market.

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

Increasing Use of Internet and Social Media to Access Travel Information. Commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets. We believe that this trend will continue to create strategic growth opportunities, allowing us to attract new consumers and develop unique and effective advertising solutions. Consumers are increasingly using online social media channels, such as Facebook and Twitter, as a means to communicate and exchange information, including travel information and opinions. We have made significant efforts related to social networking in order to leverage the expanding use of this channel and enhance traffic diversification and user engagement. We are also continually adapting our user experience in response to a changing Internet environment and usage trends. For example, in 2012, we invested in building and introducing to users, hotel metasearch functionality for our smartphone platforms and in June of 2013, we completed the process of implementing hotel metasearch functionality on our desktop and tablet platforms. Hotel metasearch functionality provides hotel shoppers with real-time online hotel availability and pricing information from multiple sources without requiring the user to visit another website.  Refer to our metasearch discussion in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Improving the Hotel Shopper Experience” in the “Our Strategy” section in Item 1 “Business” for additional information on our hotel metasearch transition.

Increasing Mobile Usage. Users are increasingly using smartphone and tablet computing devices to access the Internet. To address these growing user demands, we continue to extend our platform to develop smartphone and tablet applications to deliver travel information and resources. Although the substantial majority of our smartphone users also access and engage with our websites on personal computers and tablets where we display advertising, our users could decide to access our products primarily through smartphone devices. We do display graphic advertising on smartphones, however, our smartphone monetization strategies are still developing, as smartphone monetization is currently less than 20% of desktop monetization while tablets monetize more closely to desktops. Mobile growth and development remains a key strategy and we will continue to invest and innovate in this growing platform to help us maintain and grow our user base, engagement and monetization over the long term.  An example of our mobile development efforts is our assisted booking path, or Instant Booking, which we began integrating into smartphone sessions in April 2014.  Currently 100% of U.S. iOS and Android smartphone users now see a “Book on TripAdvisor” button.  This product feature allows travelers to complete a hotel reservation, powered by our OTA and hotelier partners, while remaining on the TripAdvisor mobile app.

We believe Instant Booking will optimize the hotel shopping experience for mobile users. The Company also plans to integrate this feature onto desktop and tablets during 2014.

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

Employees

As of June 30, 2014, we had 2,356 employees. Of these employees, 1,235 were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

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

Results of Operations

Selected Financial Data

(in millions, except per share amounts)

	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenue	$323	$247	31%	$604	$477	27%

Costs and expenses:
Cost of revenue (1)	9	4	125%	17	8	113%
Selling and marketing (2)	127	83	53%	228	162	41%
Technology and content (2)	41	32	28%	79	61	30%
General and administrative (2)	32	25	28%	58	48	21%
Depreciation	11	7	57%	21	13	62%
Amortization of intangible assets	3	2	50%	5	3	67%
Total costs and expenses:	223	153	46%	408	295	38%
Operating income	100	94	6%	196	182	8%
Other income (expense):
Interest expense	(2)	(2)	0%	(4)	(5)	(20)%
Interest income and other, net	-	(2)	(100)%	-	(3)	(100)%
Total other expense, net	(2)	(4)	(50)%	(4)	(8)	(50)%
Income before income taxes	98	90	9%	192	174	10%
Provision for income taxes	(30)	(23)	30%	(56)	(45)	24%
Net income	$68	$67	1%	$136	$129	5%

Earnings per share attributable to common stockholders:
Basic	$0.48	$0.47	2%	$0.95	$0.90	6%
Diluted	$0.47	$0.46	2%	$0.93	$0.89	4%
Weighted average common shares outstanding:
Basic	143	144	(1)%	143	143	0%
Diluted	146	146	0%	146	145	1%
Other Financial Data:
Adjusted EBITBA (3)	$129	$113	14%	$251	$222	13%

(1) Excludes amortization as follows:
Amortization of website development costs included in depreciation	$7	$5		$13	$9

(2) Includes stock-based compensation as follows:
Selling and marketing	$3	$2		$6	$5
Technology and content	$6	$4		$12	$10
General and administrative	$6	$4		$11	$9

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

The following table is a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Adjusted EBITDA	$129	$113	$251	$222
Depreciation (1)	(11)	(7)	(21)	(13)
Amortization of intangible assets	(3)	(2)	(5)	(3)
Stock-based compensation	(15)	(10)	(29)	(24)
Other expense, net	(2)	(4)	(4)	(8)
Provision for income taxes	(30)	(23)	(56)	(45)
Net income	$68	$67	$136	$129
(1)	Includes amortization of internal use software and website development costs.

Revenue

We derive substantially all of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue through a combination of subscription-based offerings related to our Business Listings, subscription and free-to-list commission-based offerings from our Vacation Rentals products, transaction revenue from selling room nights, online restaurant reservations revenue from newly-acquired Lafourchette, and other revenue including, among other things, content licensing.

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Click-based advertising	$235	$183	28%	$442	$362	22%
Display-based advertising	37	31	19%	69	56	23%
Subscription, transaction and other	51	33	55%	93	59	58%
Total revenue	$323	$247	31%	$604	$477	27%

Revenue increased $76 million and $127 million during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, primarily due to an increase in click-based advertising revenue of $52 million and $80 million, respectively. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 17% and 14%, respectively, and an increase in revenue per hotel shopper of 11% and 8% for the three and six months ended June 30, 2014.   Display-based advertising increased by $6 million and $13 million during the three and six months ended June 30, 2014, respectively, primarily as a result of a 11% and 19% increase in the number of impressions sold, due to increased sales productivity, and an increase in pricing by 4% and 2%, coupled with worldwide growth particularly in emerging markets when compared to the same periods in 2013, respectively. Subscription, transaction and other revenue increased by $18 million and $34 million during the three and six months ended June 30, 2014, respectively, primarily due to growth in our Business Listings and Vacation Rentals products.

The following table presents our revenue by geographic region which reflects how we measure our business internally. Revenue by geography is based on the location of our websites:

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Revenue by geographic region:
North America (1)	$161	$134	20%	$307	$255	20%
EMEA (2)	107	73	47%	197	145	36%
APAC (3)	42	30	40%	77	57	35%
LATAM (4)	13	10	30%	23	20	15%
Total	$323	$247	31%	$604	$477	27%
(1)	United States and Canada*
(2)	Europe, Middle East and Africa
(3)	Asia-Pacific
(4)	Latin America
*	Included in international revenue for discussion purposes.

International revenue increased $51 million or 42% and $80 million or 34% during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. International revenue represented 53% and 52% of total revenue during the three and six months ended June 30, 2014, respectively, and represented 49% of total revenue during both the three and six months ended June 30, 2013. The increase in international revenue, in absolute dollars and as a percentage of total revenue, is primarily due to additional investment in international expansion and growth in international hotel shoppers.

Cost of Revenue

Cost of revenue consists of expenses that are closely correlated or directly related to revenue generation, including direct costs, such as ad serving fees, flight search fees, transaction fees and data center costs.  In addition, cost of revenue includes personnel and overhead expenses, including salaries, benefits, stock-based compensation and bonuses for certain customer support personnel who are directly involved in revenue generation.

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
	(in millions)			(in millions)
Direct costs	$8	$4	100%	$15	$8	88%
Personnel and overhead	1	-	100%	2	-	100%
Total cost of revenue	$9	$4	125%	$17	$8	113%
% of revenue	2.8%	1.6%		2.8%	1.7%

Cost of revenue increased $5 million and $9 million during the three and six months ended June 30, 2014 when compared to the same periods in 2013, primarily due to increased data center costs, driven by higher site traffic; increased merchant credit card and transaction fees, driven by additional costs from our 2013 business acquisitions and free-to-list growth in our vacation rental products; and customer support costs.

Selling and Marketing

Sales and marketing expenses primarily consist of direct costs, including search engine marketing (“SEM”) other traffic acquisition costs, syndication costs and affiliate program commissions, brand advertising and public relations. In addition, our indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation and bonuses for sales, sales support, customer support and marketing employees.

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Direct costs	$89	$52	71%	$153	$103	49%
Personnel and overhead	38	31	23%	75	59	27%
Total selling and marketing	$127	$83	53%	$228	$162	41%
% of revenue	39.3%	33.6%		37.7%	34.0%

Direct selling and marketing costs increased $37 million and $50 million during the three and six months ended June 30, 2014 when compared to the same periods in 2013, primarily due to increased SEM costs, other traffic acquisition costs, and offline advertising costs partially offset by a decrease in spending in social media. The primary driver of the increase in our offline advertising costs is related to our new television campaign that was launched in May 2014 and have spent $10 million and $11 million for the three and six months ended June 30, 2014, respectively.  Personnel and overhead costs increased $7 million and $16 million during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013. This is primarily due to an increase in headcount to support business growth, including international expansion and employees joining us through recent business acquisitions, and also increased stock-based compensation costs.

Technology and Content

Technology and content expenses consist of personnel and overhead expenses, including salaries, benefits, stock-based compensation and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our websites. Other costs include licensing, maintenance expense, and technology hardware.

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Personnel and overhead	$35	$30	17%	$67	$57	18%
Other	6	2	200%	12	4	200%
Total technology and content	$41	$32	28%	$79	$61	30%
% of revenue	12.7%	13.0%		13.1%	12.8%

Technology and content costs increased $9 million and $18 million during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013.  This was primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as additional personnel costs related to employees joining us through recent business acquisitions.

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

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Personnel and overhead	$23	$15	53%	$41	$31	32%
Professional service fees and other	9	10	(10%)	17	17	0%
Total general and administrative	$32	$25	28%	$58	$48	21%
% of revenue	9.9%	10.1%		9.6%	10.1%

General and administrative costs increased $7 million and $10 million during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013.  This increase resulted primarily from increased personnel costs and office rental costs related to an increase in headcount to support our business operations.

Depreciation

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Depreciation	$11	$7	$21	$13
% of revenue	3.4%	2.8%	3.5%	2.7%

Depreciation expense increased $4 million and $8 million during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, primarily due to increased amortization related to website development costs.

Amortization of Intangible Assets

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Amortization of intangible assets	$3	$2	$5	$3
% of revenue	0.9%	0.8%	0.8%	0.6%

Amortization of intangible assets did not materially change during the three and six months ended June 30, 2014 when compared to the same periods in 2013.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our Credit Agreement and Chinese Credit Facilities.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Interest expense	$(2)	$(2)	$(4)	$(5)

Interest expense did not materially change during the three and six months ended June 30, 2014 when compared to the same periods in 2013.  Refer to “Note 8— Debt” in the Notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on our outstanding borrowing facilities.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned and amortization of discounts and premiums on our marketable securities, and net foreign exchange gains and losses.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Interest income and other, net	$-	$(2)	$-	$(3)

   Interest income and other, net decreased during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, primarily due to the fluctuation of foreign exchange rates. Our interest income is primarily due to investing in marketable securities. Refer to “Note 4— Financial Instruments” in the Notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on our current investment portfolio as of June 30, 2014.

Provision for Income Taxes

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Provision for income taxes	$30	$23	$56	$45
Effective tax rate	30.6%	25.6%	29.2%	25.9%

For the three and six months ended June 30, 2014, the effective tax rate is less than the federal statutory tax rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The change in the effective tax rate for 2014 compared to the 2013 rate was primarily due to a change in jurisdictional earnings and certain discrete items.

Related Party Transactions

For information on our relationship with Liberty Interactive Corporation, refer to “Note 15— Related Party Transactions” in the Notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Stock-Based Compensation

Refer to “Note 4— Stock-Based Awards and Other Equity Instruments” in the Notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 490,508 primarily service based non-qualified stock options with a weighted average grant-date fair value per option of $47.25 and 512,884 RSU’s with a weighted average grant-date fair value of $96.00 during the six months ended June 30, 2014.

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

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities, as reflected in the unaudited consolidated statements of cash flows, are summarized in the following table:

	Six months ended
	June 30,
	2014	2013
	(in millions)
Net cash provided by (used in):
Operating activities	$267	$133
Investing activities	(10)	(256)
Financing activities	(24)	(43)

Our current principal sources of liquidity are cash flows generated from operations, our existing cash, cash equivalents and short and long term available-for-sale marketable securities, and available borrowings under our credit facilities discussed in “Note 8 – Debt” in the Notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q. As of June 30, 2014 and December 31, 2013, we had $721 million and $670 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of June 30, 2014 approximately $434 million of our cash, cash equivalents and short and long-term marketable securities are held by our international subsidiaries, primarily in the United Kingdom, and are related to earnings we intend to reinvest permanently outside the United States. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $575 million as of June 30, 2014. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Cash held is primarily denominated in U.S. dollars.

As of June 30, 2014, $199 million was available under our Revolving Credit Facility representing the total $200 million facility less $1 million of outstanding letters of credit. There are currently no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility bears interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points, as of June 30, 2014. In addition we have approximately $17 million available under our Chinese Credit Facilities, which currently bear interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 5.6% as of June 30, 2014.

Historically, the cash we generate from operations has been sufficient to fund our working capital requirements, capital expenditures and to meet our long term debt obligations and other financial commitments. Management believes that our cash and cash equivalents and available for sale marketable securities, combined with expected cash flows generated by operating activities and available cash from our credit facilities will be sufficient to fund our ongoing working capital requirements, capital expenditures, business growth initiatives, meet our long term debt obligations and other financial commitments, fund our new corporate lease obligations, share repurchases and fund any potential acquisitions for at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital, including refinancing or incurring additional debt, when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business growth initiatives, either of which could have a material adverse effect on our future financial condition or results of operations.

Operating Activities

For the six months ended June 30, 2014, net cash provided by operating activities increased by $134 million or 101% when compared to the same period in 2013, primarily due to an increase in working capital movements of $123 million mainly related to an increase in operating cash flow from deferred merchant payables of $63 million, described below, with the remaining increase related to the timing of customer receipts, income tax payments, vendor payments and growth in our business.

We receive cash from travelers at the time of booking related to our vacation rental and transaction-based businesses and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the hotel or vacation rental owners after the travelers’ use and subsequent billing from the hotel or vacation rental owners. Therefore, we receive cash from the traveler prior to paying the hotel or vacation rental owners, and this operating cycle represents a working capital source of cash to us. As long as our transaction-based businesses grow, we currently expect that changes in working capital related to these transactions will positively impact our annual operating cash flows, although seasonal fluctuations in travel expenditures can affect the timing of our annual cash flows and therefore cash flows can fluctuate quarter to quarter.

Investing Activities

For the six months ended June 30, 2014, net cash used in investing activities decreased by $246 million when compared to the same period in 2013, primarily due to a net decrease in cash used for the purchases, sales and maturities of our marketable securities of $385 million and cash paid for acquisitions of businesses of $31 million in 2013, both of which were partially offset by cash paid for acquisitions of businesses in 2014 of $152 million and an increase in capital expenditures of $18 million in 2014 when compared against 2013.

Financing Activities

For the six months ended June 30, 2014, net cash used in financing activities decreased by $19 million when compared to the same period in 2013 primarily due to an increase of $9 million in excess tax benefits related to stock compensation, a $15 million repayment of our outstanding borrowings on our Chinese Credit Facilities in 2013, and payments of $34 million for common stock share repurchases under our authorized share repurchase program in 2013. This was offset by a reduction in proceeds from the exercise of our stock options of $18 million in 2014, due to the introduction in the third quarter of 2013 of the net share settlement of our stock options and an increase in payments of minimum withholding taxes related to net share settlement of equity awards of $17 million in 2014, and a $3 million repayment of our outstanding borrowings on our Chinese Credit Facilities in 2014.

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

As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contingencies

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Rules of the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that we and our subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

There has been no material change in our market risk profile during the six months ended June 30, 2014. For additional information, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 which could materially affect our business, financial condition or future results. During the quarter ended June 30, 2014, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2014, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

We did not repurchase any shares of our common stock during the quarter ended June 30, 2014.

In February 2013, we announced that our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. We have in the past, and intend to use in the future, available cash from operations to fund repurchases under the share repurchase program. The repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. The Executive Committee of our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the Company and its stockholders.   As of June 30, 2014, we have $105 million remaining to repurchase shares of our common stock under this share repurchase program.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) Unaudited Consolidated Statements of Operations, (ii) Unaudited Consolidated Statements of Comprehensive Income, (iii) Unaudited Consolidated Balance Sheets, (iv) Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.
By:	/s/ JULIE M.B. BRADLEY
Julie M.B. Bradley
Chief Financial Officer

July 28, 2014