Form 10-K/A
period 2013-12-31
TripAdvisor, Inc.
filed 2014-07-31
CIK 1526520

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

Documents Incorporated by Reference

Portions of the proxy statement for the 2014 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, as amended.

i

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Form 10-K”) to include a corrected report of independent registered public accounting firm as the report previously provided inadvertently included a reference to a financial statement schedule which was not included in the Form 10-K.

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

We refer to TripAdvisor, Inc. as the “Company,” “TripAdvisor,” “Registrant,” “us,” “we” and “our” in this report.

PART II

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

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands)
Year ended December 31, 2013
Revenue	$229,919	$246,937	$255,136	$212,669
Operating income	88,303	94,118	83,694	28,459
Net income	62,299	66,988	55,882	20,274
Net income attributable to TripAdvisor, Inc.	62,299	66,988	55,882	20,274
Basic earnings per share	$0.44	$0.47	$0.39	$0.14
Diluted earnings per share	$0.43	$0.46	$0.38	$0.14
Year ended December 31, 2012
Revenue	$183,715	$197,148	$212,710	$169,393
Operating income	73,377	83,678	92,249	46,992
Net income	48,171	53,165	59,535	33,717
Net income attributable to TripAdvisor, Inc.	48,111	53,019	59,360	33,579
Basic earnings per share	$0.36	$0.38	$0.42	$0.24
Diluted earnings per share	$0.35	$0.37	$0.41	$0.23

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following is filed as part of this Amendment No. 1 on Form 10-K/A:

1.	Consolidated and Combined Financial Statements: The consolidated and combined financial statements and report of independent registered public accounting firm required by this item are included in Part II, Item 8.

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated and combined financial statements or in the notes thereto.

(b) Exhibits: The Exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPADVISOR, INC.

	By:	/s/ STEPHEN KAUFER
July 31, 2014		Stephen Kaufer Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 31, 2014.

Signature	Title

/s/ STEPHEN KAUFER Stephen Kaufer	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ JULIE M.B. BRADLEY Julie M.B. Bradley	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ * Gregory B. Maffei	Chairman of the Board

/s/ * Jonathan F. Miller	Director

/s/ * Dipchand V. Nishar	Director

/s/ * Jeremy Philips	Director

/s/ * Spencer M. Rascoff	Director

/s/ * Christopher W. Shean	Director

/s/ * Sukinder Singh Cassidy	Director

/s/ * Robert S. Wiesenthal	Director

*By:	/s/ JULIE M.B. BRADLEY
JULIE M.B. BRADLEY
Attorney-in-Fact

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date

23.2	Consent of Independent Registered Public Accounting Firm	X

31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.4	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X