Form 10-Q
period 2014-09-30
TripAdvisor, Inc.
filed 2014-11-04
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at October 28, 2014
Common Stock, $0.001 par value per share	130,124,274 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended September 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$354	$255	$958	$732

Costs and expenses:
Cost of revenue (1)	11	6	28	15
Selling and marketing (2)	159	97	387	258
Technology and content (2)	46	34	125	95
General and administrative (2)	36	25	94	73
Depreciation	12	8	33	21
Amortization of intangible assets	6	1	11	4
Total costs and expenses:	270	171	678	466
Operating income	84	84	280	266
Other income (expense):
Interest expense	(2)	(3)	(6)	(8)
Interest income and other, net	(7)	3	(7)	-
Total other expense, net	(9)	-	(13)	(8)
Income before income taxes	75	84	267	258
Provision for income taxes	(21)	(28)	(77)	(73)
Net income	$54	$56	$190	$185

Earnings per share attributable to common stockholders (Note 15):
Basic	$0.38	$0.39	$1.33	$1.29
Diluted	$0.37	$0.38	$1.30	$1.27
Weighted average common shares outstanding (Note 15):
Basic	143	143	143	143
Diluted	146	145	146	145

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$1	$-	$2	$1
Amortization of website development costs included in depreciation	8	5	21	13
	$9	$5	$23	$14

(2) Includes stock-based compensation expense as follows:
Selling and marketing	$4	$3	$10	$7
Technology and content	$7	$5	$19	$16
General and administrative	$6	$3	$17	$12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$54	$56	$190	$185
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14)	3	(14)	-
Available-for-sale investments:
Change in net unrealized gain (loss)	-	1	-	-
Total other comprehensive (loss) income, net of tax	(14)	4	(14)	-
Comprehensive income	$40	$60	$176	$185

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$491	$351
Short-term marketable securities (Note 5)	85	131
Accounts receivable, net of allowance for doubtful accounts of $6 and $3 at September 30, 2014 and December 31, 2013, respectively	180	113
Prepaid expenses and other current assets	36	35
Total current assets	792	630
Long-term assets:
Long-term marketable securities (Note 5)	38	188
Property and equipment, net (Note 6)	161	82
Other long-term assets	37	19
Intangible assets, net (Note 7)	200	52
Goodwill (Note 7)	728	502
TOTAL ASSETS	$1,956	$1,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18	$10
Deferred merchant payables (Note 3)	115	30
Deferred revenue	60	44
Credit facility borrowings (Note 8)	36	28
Borrowings, current (Note 8)	40	40
Taxes payable	14	5
Accrued expenses and other current liabilities (Note 10)	134	86
Total current liabilities	417	243
Deferred income taxes, net	49	13
Other long-term liabilities (Note 11)	134	52
Borrowings, net of current portion (Note 8)	270	300
Total Liabilities	870	608

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized shares: 100,000,000	-	-
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	-	-
Authorized shares: 1,600,000,000
Shares issued: 132,233,676 and 131,537,798
Shares outstanding: 130,112,967 and 129,417,089
Class B common stock, $0.001 par value	-	-
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	653	608
Retained earnings	592	402
Accumulated other comprehensive income (loss) (Note 13)	(14)	-
Treasury stock-common stock, at cost, 2,120,709 and 2,120,709 shares	(145)	(145)
Total Stockholders’ Equity	1,086	865
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,956	$1,473

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(in millions, except number of shares)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	(loss) income	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2013	131,537,798	$-	12,799,999	$-	$608	$402	$-	(2,120,709)	$(145)	$865
Net income						190				190
Foreign currency translation adjustments							(14)			(14)
Issuance of common stock related to exercises of options and vesting of RSUs	695,878	-			2					2
Tax benefits on equity awards, net					20					20
Minimum withholding taxes on net share settlements of equity awards					(32)					(32)
Fair value of stock options assumed in connection with acquisitions					5					5
Stock-based compensation					50					50

Balance as of September 30, 2014	132,233,676	$-	12,799,999	$-	$653	$592	$(14)	(2,120,709)	$(145)	$1,086

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended September 30,
	2014	2013
Operating activities:
Net income	$190	$185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	33	21
Stock-based compensation expense	46	35
Amortization of intangible assets	11	4
Amortization of deferred financing costs	1	1
Amortization of discounts and premiums on marketable securities, net	2	4
Deferred tax benefit	(8)	-
Excess tax benefits from stock-based compensation	(20)	(9)
Provision (recovery) for doubtful accounts	2	1
Other, net	8	2
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, prepaid expenses and other assets	(45)	(42)
Accounts payable, accrued expenses and other liabilities	47	19
Deferred merchant payables	13	13
Income taxes, net	34	35
Deferred revenue	12	9
Net cash provided by operating activities	326	278

Investing activities:
Acquisitions, net of cash acquired	(284)	(32)
Capital expenditures, including internal-use software and website development	(55)	(39)
Purchases of marketable securities	(219)	(375)
Sales of marketable securities	325	124
Maturities of marketable securities	88	106
Net cash used in investing activities	(145)	(216)

Financing activities:
Repurchase of common stock	-	(138)
Proceeds from credit facilities	11	8
Payments to credit facilities	(3)	(15)
Principal payments on long-term debt	(30)	(30)
Proceeds from exercise of stock options	2	21
Payment of minimum withholding taxes on net share settlements of equity awards	(32)	(10)
Excess tax benefits from stock-based compensation	20	9
Payments on construction in-process related to build to suit lease obligation	(3)	-
Net cash used in financing activities	(35)	(155)
Effect of exchange rate changes on cash and cash equivalents	(6)	1
Net increase (decrease) in cash and cash equivalents	140	(92)
Cash and cash equivalents at beginning of period	351	368
Cash and cash equivalents at end of period	$491	$276

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of construction in-process related to build to suit lease obligation	$42	$-
Marketable securities sold during the period but settled after period end	$-	$40

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

We refer to TripAdvisor, Inc. and our wholly-owned subsidiaries as “TripAdvisor,” “the Company,” “us,” “we” and “our” in these Notes to Unaudited Consolidated Financial Statements.

Description of Business

TripAdvisor is an online travel company, empowering users to plan and have the perfect trip. TripAdvisor’s travel research platform aggregates reviews and opinions of members about destinations, accommodations, restaurants and activities throughout the world through our flagship TripAdvisor brand. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 44 countries, including in China under the brand daodao.com. Beyond travel-related content, TripAdvisor websites also include links to the websites of our travel advertisers allowing travelers to book their travel arrangements with our travel advertisers. In addition to the flagship TripAdvisor brand, we manage and operate 24 other travel brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector. We derive substantially all of our revenue from advertising, primarily through sales of click-based advertising, and, to a lesser extent, display-based advertising. In addition, we earn revenue from a combination of subscription-based and transaction-based offerings, including Business Listings and Vacation Rentals as well as revenue from, among other things, licensing our content to third-parties. Transaction revenue is derived from making hotel room nights and destination activities available for booking and fulfilling online restaurant reservations on our restaurant pages and on our transaction sites. We have one operating and reportable segment: TripAdvisor. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions, evaluates operating performance and allocates resources.

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

Reclassifications

Pursuant to our disclosure in “Note 15— Related Party Transactions” in the Notes to Consolidated and Combined Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013, we no longer consider Expedia, Inc. ("Expedia”) a related party.    Certain reclassifications have been made to conform the prior period to the current presentation relating to Expedia transactions, which includes the reclassification of revenue from Expedia on our unaudited statements of operations to revenue and the reclassification of receivables from Expedia, net on our unaudited consolidated balance sheets to accounts receivable.  These reclassifications had no net effect on our unaudited consolidated financial statements.

All other reclassifications, made to conform the prior period to the current presentation, were not material and had no net effect on our unaudited consolidated financial statements.

Accounting Estimates

We use estimates and assumptions in the preparation of our unaudited consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our unaudited consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our unaudited consolidated financial statements include recoverability and useful life of long-lived assets; recoverability of intangible assets and goodwill; accounting for income taxes; purchase accounting for business combinations and stock-based compensation.

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

There have been no material changes to our significant accounting policies since December 31, 2013. For additional information about our critical accounting policies and estimates, refer to “Note 2— Significant Accounting Policies”, in the Notes to Consolidated and Combined Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 3: ACQUISITIONS

On August 8, 2014, we completed our acquisition of Viator, Inc. (“Viator”).  Viator, which is headquartered in San Francisco and has offices in Las Vegas, London, and Sydney, is a leading resource for researching and booking destination activities around the world. Our total purchase price was $192 million, for all the outstanding shares of capital stock of Viator, consisting of approximately $187 million in cash consideration (or $132 million, net of cash acquired from Viator of $55 million) and the value of certain Viator stock options that were assumed. We issued 100,595 TripAdvisor stock options related to the assumed Viator stock options. The fair value of the earned portion of assumed stock options was $5 million and is included in the purchase price, with the remaining fair value of $3 million resulting in post-acquisition compensation expense that will generally be recognized ratably over three years from the date of acquisition.  The total cash consideration was paid from one of our U.S. based subsidiaries.

During the nine months ended September 30, 2014, we completed three other acquisitions for a total purchase price consideration of $160 million, for which the Company paid total cash consideration of $152 million, net of cash acquired of $6 million and approximately $2 million in holdbacks for general representations and warranties of the respective sellers. The total cash consideration was paid primarily from our international subsidiaries. We acquired Vacation Home Rentals, a U.S.-based vacation rental website featuring more than 14,000 properties around the world; London-based Tripbod, a travel community that helps connect travelers to local experts; and Lafourchette, a provider of an online and mobile reservations platform for restaurants in Europe. The total purchase price consideration is subject to an adjustment based on the finalization of working capital adjustments for Lafourchette, as of September 30, 2014.

The total purchase price of Viator and our other acquisitions, all of which were accounted for as purchases of businesses under the acquisition method, have been allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values on the acquisition date. The purchase price allocation related to our 2014 acquisitions is preliminary and subject to revision as more information becomes available, but in any case will not be revised beyond twelve months after the acquisition date and any change to the fair value of assets acquired or liabilities assumed will lead to a corresponding change to the purchase price allocable to goodwill on a retroactive basis. The primary areas of the purchase price allocation that are not yet finalized are related to the fair values of intangibles assets and net assets for Viator, and income tax related balances for all 2014 acquisitions. Acquisition-related costs were expensed as incurred and were $3 million during the nine months ended September 30, 2014. All acquisition-related expenses are included in general and administrative expenses on our unaudited consolidated statements of operations.

The following table presents the purchase price allocations initially recorded on our consolidated balance sheet on September 30, 2014 for all 2014 acquisitions (in millions):

	Viator	Other Acquisitions	Total
Goodwill (1)	$133	$105	$238
Intangible assets (2)	100	66	166
Net tangible assets (liabilities) (3)	(14)	6	(8)
Deferred tax liabilities, net	(27)	(17)	(44)
Total purchase price consideration (4)	$192	$160	$352

(1)

The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in these transactions is primarily attributable to expected operational synergies, potential new and expanded business relationships and user bases, the assembled workforces, and the future development initiatives of the assembled workforces. Goodwill in the amount of $5 million is expected to be deductible for tax purposes.

(2)

Identifiable definite-lived intangible assets were comprised of developed technology of $27 million, trade names of $45 million, and subscriber and customer relationships of $94 million. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the companies was 7.3 years, which will be amortized on a straight-line basis over their estimated useful lives.

(3)

Includes assets acquired, including cash of $61 million and accounts receivable of $24 million and liabilities assumed, including deferred merchant payables of $76 million, accrued expenses and other current liabilities of $14 million and deferred revenue of $5 million which reflect their respective fair values at acquisition date.

(4)

Subject to adjustment based on (i) final working capital adjustment calculation for Lafourchette and (ii) indemnification obligations of the acquired company stockholders for all 2014 acquisitions as of September 30, 2014.

Our unaudited consolidated financial statements include the operating results of all acquired businesses from the date of each acquisition. Pro-forma results of operations for all of these acquisitions have not been presented as the financial impact to our unaudited consolidated financial statements, both individually and in aggregate, are not material.

NOTE 4: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and restricted stock units (“RSUs”), on our unaudited consolidated statements of operations during the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Selling and marketing	$4	$3	$10	$7
Technology and content	7	5	19	16
General and administrative	6	3	17	12
Total stock-based compensation	17	11	46	35
Income tax benefit from stock-based compensation	(6)	(4)	(17)	(14)
Total stock-based compensation, net of tax effect	$11	$7	$29	$21

Stock-Based Award Activity and Valuation

2014 Stock Option Activity

During the nine months ended September 30, 2014, we issued 658,332 of service-based non-qualified stock options primarily from the TripAdvisor, Inc. 2011 Stock and Incentive Plan, as amended (the “2011 Plan”). These stock options generally have a term of ten years from the date of grant and generally vest equitably over a four-year requisite service period. We will amortize the fair value of the 2014 grants, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

A summary of the status and activity for stock option awards relating to our common stock for the nine months ended September 30, 2014, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at January 1, 2014	9,470	$40.18
Assumed options from acquisition	101	$16.36
Granted	557	96.42
Exercised (1)	(1,139)	33.67
Cancelled or expired	(234)	45.05
Options outstanding at September 30, 2014	8,755	$44.21	5.3	$416
Exercisable as of September 30, 2014	3,845	$31.68	2.9	$230
Vested and expected to vest after September 30, 2014	8,203	$43.38	5.1	$396
(1)

Inclusive of 613,261 options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the minimum amount of required employee withholding taxes. Potential shares that had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited consolidated statements of cash flows.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of September 30, 2014 was $91.42. The total intrinsic value of stock options exercised for the nine months ended September 30, 2014 and 2013 was $71 million and $45 million, respectively.

The fair value of stock option grants under the 2011 Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Risk free interest rate	1.76%	1.83%	1.93%	1.40%
Expected term (in years)	5.77	5.80	6.27	6.05
Expected volatility	46.09%	49.62%	47.70%	50.81%
Expected dividend yield	— %	— %	— %	— %

The weighted-average grant date fair value of options granted, excluding assumed acquisition-related options, was $47.03 and $28.11 for the nine months ended September 30, 2014 and 2013, respectively. The weighted-average grant date fair value of assumed acquisition-related options granted was $80.31 for the three and nine months ended September 30, 2014.  There were no assumed acquisition-related options granted for the three and nine months ended September 30, 2013.  The total fair value of stock options vested for the nine months ended September 30, 2014 and 2013 was $27 million and $23 million, respectively.

2014 RSU Activity

During the nine months ended September 30, 2014, we issued 617,693 RSUs under the 2011 Plan for which the fair value was measured based on the quoted price of our common stock on the date of grant. These RSUs generally vest over a four-year requisite service period. We will amortize the fair value of the 2014 grants, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

The following table presents a summary of RSU activity on our common stock during the nine months ended September 30, 2014:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of January 1, 2014	1,135	$49.64
Granted	618	96.15
Vested and released (1)	(265)	46.36
Cancelled	(106)	66.09
Unvested RSUs outstanding as of September 30, 2014	1,382	$69.79	$126
(1)

Inclusive of 94,445 RSUs withheld to satisfy employee minimum tax withholding requirements due to net share settlement. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited consolidated statements of cash flows.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense, net of estimated forfeitures, and the weighted average remaining amortization period at September 30, 2014 related to our non-vested stock options and RSU awards is presented below (in millions):

	Stock
	Options	RSUs
Unrecognized compensation expense (net of forfeitures)	$87	$57
Weighted average period remaining (in years)	2.9	3.0

NOTE 5: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities for the periods presented (in millions):

	September 30, 2014
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$468	$-	$-	$468	$468	$-	$-
Level 1:
Money market funds	23	-	-	23	23	-	-
Level 2:
U.S. agency securities	30	-	-	30	-	24	6
Certificates of deposit	9	-	-	9	-	9	-
Corporate debt securities	84	-	-	84	-	52	32
Subtotal	123	-	-	123	-	85	38
Total	$614	$-	$-	$614	$491	$85	$38

	December 31, 2013
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$195	$-	$-	$195	$195	$-	$-
Level 1:
Money market funds	156	-	-	156	156	-	-
Level 2:
U.S. agency securities	37	-	-	37	-	14	23
Certificates of deposit	23	-	-	23	-	16	7
Commercial paper	5	-	-	5	-	5	-
Corporate debt securities	254	-	-	254	-	96	158
Subtotal	319	-	-	319	-	131	188
Total	$670	$-	$-	$670	$351	$131	$188

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have twelve months or less remaining at September 30, 2014.

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

There were no material realized gains or losses related to sales of our marketable securities for the three and nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, we had marketable securities with an aggregate fair value of $29 million currently in an unrealized loss position.  The gross unrealized loss amount was not material at September 30, 2014.  We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature and do not consider any of our investments other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell the investment before recovery of the investment’s cost basis. During the three and nine months ended September 30, 2014 and 2013, we did not recognize any impairment charges. We did not have any material investments in marketable securities that were in a continuous unrealized loss position for twelve months or greater at September 30, 2014 or December 31, 2013.

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

Our current forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and were not material for the three and nine months ended September 30, 2014 and 2013, and are included in interest income and other, net on our unaudited consolidated statements of operations. The net cash received or paid related to our derivative instruments are classified as operating in our unaudited consolidated statements of cash flows, which is based on the objective of the derivative instruments.

The following table shows the notional principal amounts of our outstanding derivative instruments for the periods presented:

	September 30, 2014	December 31, 2013
	(in millions)
Foreign exchange-forward contracts (1)(2)	$5	$5
(1)	Derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. Dollar.
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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our unaudited consolidated balance sheets as of September 30, 2014 and December 31, 2013. The carrying value of the long-term borrowings outstanding on our Credit Agreement bears interest at a variable rate and therefore is also considered to approximate fair value.

We did not have any Level 3 assets or liabilities for the periods ended September 30, 2014 and December 31, 2013.

NOTE 6: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following for the periods presented:

	September 30, 2014	December 31, 2013
	(in millions)
Capitalized software and website development	$108	$73
Leasehold improvements	37	22
Computer equipment	31	21
Furniture, office equipment and other	9	6
	185	122
Less: accumulated depreciation	(79)	(48)
Construction in progress (1)	55	8
Property and equipment, net	$161	$82
(1)

We capitalize construction in progress for build-to-suit lease agreements where we are considered the owner, for accounting purposes only, during the construction period.  These amounts represent construction costs to date incurred by the landlord and the Company related to our future corporate headquarters in Needham, MA. During the nine months ended September 30, 2014 we capitalized $42 million in non-cash construction costs which were incurred by the landlord, with a corresponding liability recorded in other long-term liabilities on our unaudited consolidated balance sheet. Refer to “Note 12 – Commitments and Contingencies,” in  the Notes to Consolidated  and Combined Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on our future corporate headquarters lease.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

The change in goodwill for the nine months ended September 30, 2014 consists of the following:

Total
(in millions)
Beginning balance as of January 1, 2014	$502
Additions (1)	238
Foreign exchange translation adjustment	(12)
Ending balance as of September 30, 2014	$728

(1)	The additions to goodwill relate to our 2014 business acquisitions. See “Note 3— Acquisitions” above, for further information.

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Intangible assets with definite lives	$195	$36
Less: accumulated amortization	(25)	(14)
Intangible assets with definite lives, net	170	22
Intangible assets with indefinite lives	30	30
	$200	$52

The following table presents the components of our intangible assets with definite lives:

		September 30, 2014			December 31, 2013
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in millions)			(in millions)
Trade names and trademarks	9.7	$62	$(10)	$52	$18	$(7)	$11
Subscriber and customer relationships	6.3	102	(11)	91	14	(6)	8
Technology and other	4.6	31	(4)	27	4	(1)	3
Total	7.0	$195	$(25)	$170	$36	$(14)	$22

Intangible assets with definite lives are amortized on a straight-line basis. The estimated amortization expense for intangible assets with definite lives for the remainder of 2014, the annual expense for the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets, is expected to be as follows (in millions):

2014 (remaining three months)	$7
2015	27
2016	27
2017	25
2018	23
2019 and thereafter	61
Total	$170

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

The Term Loan and any loans under the Revolving Credit Facility bear interest by reference to a base rate or a Eurocurrency rate, in either case plus an applicable margin based on our leverage ratio. We are also required to pay a quarterly commitment fee, on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The Term Loan and loans under the Revolving Credit Facility currently bear interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points. As of September 30, 2014 we are using a one-month interest period Eurocurrency Spread which is approximately 1.7% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal is currently repayable in quarterly installments on the last day of each calendar quarter equal to 2.5% of the original principal amount with the balance due on the final maturity date. Principal payments aggregating $30 million were made during the nine months ended September 30, 2014.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of September 30, 2014 there are no outstanding borrowings under our Revolving Credit Facility.

During the three and nine months ended September 30, 2014, we recorded to interest expense on our unaudited consolidated statements of operations total interest and commitment fees on our Credit Agreement of $1 million and $5 million, respectively.  During the three and nine months ended September 30, 2013, we recorded to interest expense on our unaudited consolidated statements of operations total interest and commitment fees on our Credit Agreement of $2 million and $6 million, respectively.  All unpaid interest and commitment fee amounts as of September 30, 2014 and December 31, 2013 were not material.

Total outstanding borrowings under the Credit Agreement consist of the following:

	September 30,	December 31,
	2014	2013
	(in millions)
Short-Term Debt:
Term Loan	$40	$40
Total Short-Term Borrowings	$40	$40

Long-Term Debt:
Term Loan	$270	$300
Total Long-Term Borrowings	$270	$300

As of September 30, 2014, we are in compliance with all of our debt covenants.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of September 30, 2014 and December 31, 2013, we had short-term borrowings outstanding of $36 million and $28 million, respectively.

Certain of our Chinese subsidiaries entered into a RMB 189,000,000 (approximately $30 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no-specific expiration period. We had $17 million of outstanding borrowings from the Chinese Credit Facility—BOA as of September 30, 2014. Our Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 5.6% as of September 30, 2014.

In addition, during April 2014, certain of our Chinese subsidiaries renewed a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). We had $19 million of outstanding borrowings from the Chinese Credit Facility—JPM as of September 30, 2014. Our Chinese Credit Facility—JPM currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 5.6% as of September 30, 2014.

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

Our effective tax rate for the three and nine months ended September 30, 2014 was 28.0% and 28.8%, respectively. Our effective tax rate for the three and nine months ended September 30, 2013 was 33.3% and 28.3%, respectively. For the three and nine months ended September 30, 2014, the effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock-based compensation and accruals on uncertain tax positions. The change in the effective tax rate for 2014 compared to the 2013 rate was primarily due to a change in jurisdictional earnings and certain discrete items.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of September 30, 2014, accrued interest is $1 million, net of federal benefit, and no penalties have been accrued. We do not anticipate any material releases in the next twelve months.

We are routinely under audit by federal, state and foreign tax authorities. By virtue of previous consolidated income tax returns filed with Expedia, we are currently under an IRS audit for the 2009 and 2010 tax years, and have various ongoing state income tax audits. As of September 30, 2014, no material assessments have resulted from these audits. These audits include questioning the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns. We are no longer subject to tax examinations by tax authorities for years prior to 2007.

NOTE 10: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	September 30, 2014	December 31, 2013
	(in millions)
Accrued salary, bonus, and related benefits	$43	$35
Accrued marketing costs	45	22
Accrued charitable foundation payments (1)	7	7
Other	39	22
Total accrued expenses and other current liabilities	$134	$86

(1)

See “Note 12 – Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements in Items 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 for information regarding our charitable foundation .

NOTE 11: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following for the periods presented:

	September 30, 2014	December 31, 2013
	(in millions)
Unrecognized tax benefits (1)	$66	$38
Construction liabilities (2)	50	8
Other (3)	18	6
Total other long-term liabilities	$134	$52

(1)	Amount includes accrued interest related to this liability.
(2)

We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner during the construction period for accounting purposes only.

(3)	Amounts primarily consist of long term deferred rent balances related to operating leases for office space.

NOTE 12: COMMITMENTS AND CONTINGENCIES

There have been no material changes to our commitments and contingencies since December 31, 2013. Refer to “Note 12— Commitments and Contingencies,” in the Notes to Consolidated and Combined Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.

In the ordinary course of business, we are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Rules of the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that we and our subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

NOTE 13: ACCUMULATED OTHER COMPRENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) primarily relates to cumulative foreign currency translation adjustments, as follows for the periods presented:

	September 30, 2014	December 31, 2013
	(In millions)
Cumulative foreign currency translation adjustments (1)	$(14)	$-
Total accumulated other comprehensive income (loss)	$(14)	$-

(1)	Our foreign subsidiary earnings are considered indefinitely reinvested; therefore, deferred taxes are not provided on foreign currency translation adjustments.

NOTE 14: SEGMENT INFORMATION

We have one operating and reportable segment: TripAdvisor. We determined our segment based on how our chief operating decision maker manages our business, makes operating decisions, evaluates operating performance and allocates resources. The chief operating decision maker for the Company is our Chief Executive Officer.

Our primary operating metric for evaluating segment performance is Adjusted EBITDA, which is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation; and (6) non-recurring expenses. Such amounts are detailed in our segment reconciliation below. In addition, please see our discussion of Adjusted EBITDA in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

The following table is a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Adjusted EBITDA	$119	$104	$370	$326
Depreciation (1)	(12)	(8)	(33)	(21)
OIBA (2)	107	96	337	305
Amortization of intangible assets	(6)	(1)	(11)	(4)
Stock-based compensation	(17)	(11)	(46)	(35)
Other expense, net	(9)	-	(13)	(8)
Provision for income taxes	(21)	(28)	(77)	(73)
Net income	$54	$56	$190	$185
(1)	Includes amortization of internal use software and website development costs.
(2)

We define OIBA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) stock-based compensation; (4) amortization of intangible assets; and (5) non-recurring expenses. This operating metric is only used by our management to calculate our annual obligation for our charitable foundation. Refer to “Note 12— Commitments and Contingencies,” in the Notes to Consolidated and Combined Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 for information regarding our charitable foundation.

NOTE 15: EARNINGS PER SHARE

Basic Earnings Per Share Attributable to Common Stockholders

We compute basic earnings per share (“Basic EPS”) by dividing net income attributable to TripAdvisor by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2014 and 2013, we computed the weighted average number of common shares outstanding during the period using the total of common stock and Class B common stock outstanding as of December 31, 2013 and 2012, respectively, plus the weighted average of any additional shares issued and outstanding during the three and nine months ended September 30, 2014 and 2013, respectively.

Diluted Earnings Per Share Attributable to Common Stockholders

We compute diluted earnings per share (“Diluted EPS”), by dividing net income attributable to TripAdvisor by the sum of the weighted average number of common and common equivalent shares outstanding during the period. For the three and nine months ended September 30, 2014 and 2013, we computed the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the Basic EPS calculation as indicated above, (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of common equivalent shares related to stock options and the vesting of restricted stock units using the treasury stock method during the three and nine months ended September 30, 2014 and 2013, respectively, and (iii) if dilutive, performance based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income	$54	$56	$190	$185
Denominator:
Weighted average shares used to compute Basic EPS	142,842	142,690	142,648	143,095
Weighted average effect of dilutive securities:
Stock options	2,851	2,435	2,837	1,925
RSUs	378	329	354	238
Weighted average shares used to compute Diluted EPS	146,071	145,454	145,839	145,258
Basic EPS	$0.38	$0.39	$1.33	$1.29
Diluted EPS	$0.37	$0.38	$1.30	$1.27

The following potential common shares related to stock options and RSUs were excluded from the calculation of Diluted EPS because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014(1)	2013(2)	2014(1)	2013(2)
Stock options	599	1,360	1,325	2,559
RSUs	6	47	167	32
Total	605	1,407	1,492	2,591
(1)

These totals do not include 66,666 performance based options and 44,000 performance based RSUs representing the right to acquire 110,666 shares of common stock for which all targets required to trigger vesting have not been achieved as of September 30, 2014; therefore, such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

(2)

These totals do not include 155,000 performance based options and 44,000 performance based RSUs representing the right to acquire 199,000 shares of common stock for which all targets required to trigger vesting had not been achieved as of September 30, 2013; therefore, such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 16: RELATED PARTY TRANSACTIONS

Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc.

On August 27, 2014, the entire beneficial ownership of our common stock and Class B common stock held by Liberty Interactive Corporation (“Liberty”) was indirectly acquired by Liberty TripAdvisor Holdings, Inc. (“LTRIP”) by means of a spin-off (the “Liberty Spin-Off”). In the Liberty Spin-Off, Liberty, LTRIP’s former parent company, distributed, by means of a dividend, to the holders of its Liberty Ventures common stock, Liberty’s entire equity interest in LTRIP.  As a result of the Liberty Spin-Off, LTRIP became a separate, publicly traded company and 100% of Liberty’s interest in TripAdvisor is now held by LTRIP.  Given the change in ownership of our shares, we no longer consider Liberty as a related party effective as of the Liberty Spin-Off.

As of September 30, 2014, LTRIP beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 14.0% of the outstanding shares of Common Stock and 100% of the outstanding shares of Class B Common Stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.7% of the outstanding common stock (calculated in accordance with Rule 13d-3). Because each share of Class B common stock is generally entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56.6% of our voting power.

We had no material related party transactions with LTRIP or Liberty during the three and nine months ended September 30, 2014 and 2013, respectively.

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

Our branded websites include tripadvisor.com in the United States and localized versions of the website in 44 other countries, including China under the brand daodao.com. Our TripAdvisor-branded websites globally averaged just over 315 million monthly unique visitors during the quarter ended September 30, 2014, according to Google Analytics. We currently feature over 190 million reviews and opinions on more than 890,000 hotels and accommodations and approximately 650,000 vacation rentals – as well as 2.4 million restaurants and 480,000 tours and attractions in 145,000 destinations throughout the world. Beyond travel-related content, our websites also include links to the websites of our customers, including travel advertisers, allowing travelers to book their travel arrangements. In addition to the flagship TripAdvisor brand, we now manage and operate 24 other travel media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector.

Executive Summary

At present, our financial results are principally dependent on our ability to grow click-based advertising revenue. We continue to invest in areas of potential click-based revenue growth, including international and mobile initiatives, while also investing in our display-based advertising, business listings and vacation rentals products. We aim to leverage our position as the largest online travel company to become an increasingly important partner for advertisers—including hoteliers, online travel agencies (“OTA’s”) and other travel-related service providers—by providing our partners with access to a large audience of highly-qualified, highly-engaged users. Summaries of the key drivers of our click-based and display-based advertising revenue, our key growth areas and the current trends impacting our business are described below.

Key Drivers of Click-Based Advertising Revenue

For the three and nine months ended September 30, 2014, 70% and 72%, respectively, of our total revenue came from our core cost-per-click (“CPC”)-based lead generation product.   For the three and nine months ended September 30, 2013, 74% and 75%, respectively, of our total revenue came from our core CPC-based lead generation product.  The key drivers of our click-based advertising revenue include growth in hotel shoppers and revenue per hotel shopper.

—

Hotel shoppers: We believe total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth. We track and analyze sub-segments of traffic and their correlation to revenue generation and utilize hotel shoppers as an indicator of revenue growth. We use the term “hotel shoppers” to refer to visitors who view a listing of hotels in a city or visitors who view a specific hotel page. Hotel shoppers tend to vary based on the season and general economic conditions. For the three and nine months ended September 30, 2014, our number of hotel shoppers increased 17% and 16%, respectively, and for both the three and nine months ended September 30, 2013, our number of hotel shoppers increased 37%.  The deceleration of hotel shopper growth for the three and nine months ended September 30, 2014 is primarily due to high hotel shopper growth from search engine optimization (“SEO”) in late 2012 and for the three and nine months ending September 30, 2013, which provides for a challenging comparative.  We continue to focus our efforts on strategies that will increase the number of hotel shoppers, however, hotel shopper trends remain difficult to predict.

As our traffic grows and we optimize the hotel shopper experience on our site, the number of pages on which a user can engage with the TripAdvisor brand also grows. We have captured these additional pages in both the three and nine months ended September 30, 2014 hotel shopper growth figure and have also updated our historical hotel shopper growth figure for both the three and nine months ended September 30, 2013 for comparative purposes. The impact of this change is immaterial to hotel shopper growth and revenue per hotel shopper and did not affect our unaudited consolidated financial statements for any period presented.

—

Revenue per hotel shopper: Revenue per hotel shopper is a metric we use to analyze how effectively we are able to monetize hotel shoppers based on a combination of user conversion and pricing. User conversion, or clicks per hotel shopper, is a measure of how many hotel shoppers ultimately click on a CPC link that generates revenue for us. User conversion on our site is primarily driven by three factors: merchandising, commerce coverage and choice. We define merchandising as the number and location of ads that are available on a page; we define commerce coverage as whether we have a client who can take an online booking for a particular property; and we define choice as the number of clients available for any given property, allowing the user to shop for the best price. Pricing is the effective CPC that OTA’s and hoteliers are willing to pay us for a hotel shopper lead, by participating in a competitive bidding process which determines the CPC price paid.   Revenue per hotel shopper increased 14% and 9% for the three and nine months ended September 30, 2014, respectively, and decreased 19% and 15% for the three and nine months ended September 30, 2013, respectively.  Revenue per hotel shopper increased 14% and 9% for the three and nine months ended September 30, 2014, respectively, largely due to our implementation of hotel metasearch in June of 2013, which, to date, has resulted in relatively higher CPC pricing paid by our partners, due to higher quality clicks being delivered, offset by relatively lower rates of user conversion. In addition, growth in hotel shoppers on smartphones, which have a lower monetization rate than desktops and tablets, and growth in emerging international markets that are currently monetizing at lower levels than our mature markets continue to provide challenges to our growth rate.

In summary, our CPC revenue depends on the number of hotel shoppers that are interested in a property, whether there is a commerce link available for that hotel shopper to click on for that property, whether there are several commerce choices available for that property so the hotel shopper has the benefit of pricing and availability from multiple sources and what our partners are willing to pay us for the lead.  While hotel shoppers is an important metric, it is only one component of revenue per hotel shopper which is the primary driver of click-based advertising revenue.

Key Drivers of Display-Based Advertising Revenue

For the three and nine months ended September 30, 2014, 10% and 11%, respectively, of our total revenue came from display-based advertising products.   For both the three and nine months ended September 30, 2013, 12% of our total revenue came from our display-based advertising products. The key drivers of our display-based advertising revenue include the growth in number of impressions, or the number of times an ad is displayed on our site, and the cost per thousand impressions (“CPM”). According to our logs, the number of impressions sold increased 30% and 23% for the three and nine months ended September 30, 2014, respectively, and increased 36% and 27% for the three and nine months ended September 30, 2013, respectively, while pricing decreased 14% and 4% for the three and nine months ended September 30, 2014, respectively, and decreased 4% and 6% for three and nine months ended September 30, 2013, respectively.

Key Growth Areas

We continue to invest in areas of potential growth, including mobile and social initiatives, as well as our business listings, vacation rentals and restaurants and attractions products.

Mobile.  Mobile is an investment area that is geared towards creating a more complete user experience by reinforcing the TripAdvisor brand when users are in-market. In the quarter ended September 30, 2014, we saw strong mobile user uptake, as aggregate downloads of our TripAdvisor, TripAdvisor City Guides, SeatGuru, Jetsetter and GateGuru mobile apps reached more than 150 million downloads and average monthly unique visitors via smartphone and tablet devices grew over 48% year-over-year from 109 million to 161 million, according to company logs. We believe that travelers will increasingly use mobile devices, including smartphones and tablets, to conduct travel research and planning.

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

Vacation Rentals. As of September 30, 2014, we had amassed an inventory of approximately 650,000 properties, up nearly 40% year-over-year, across our TripAdvisor Vacation Rentals, U.S.-based FlipKey (which includes recently acquired Vacation Home Rentals), and European-based Holiday Lettings and Niumba businesses. We offer individual property owners and property managers the ability to list using a subscription-based fee structure or a free-to-list, commission-based option and we believe our highly-engaged and motivated user community creates a competitive advantage for us in this market.

Restaurants & Attractions. A growing number of our users are not necessarily hotel shoppers; they visit TripAdvisor without navigating to pages that contain a listing of hotels in a city or a specific hotel’s page. TripAdvisor has information and user-generated content on 2.4 million restaurants, and 480,000 tours and attractions in 145,000 destinations throughout the world. We believe TripAdvisor has a unique opportunity to monetize its community of these non-hotel shoppers looking for places to eat and things to do. With the acquisitions of LaFourchette for online restaurant reservations and Viator for online bookable tours and attractions, we are attempting to match more users with more businesses on mobile and desktop.

Current Trends Affecting Our Business

There are a number of trends that affect our business.  For a more detailed discussion, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.  Following are examples of some of the current trends affecting our business:

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

Increasing Mobile Usage. Users are increasingly using smartphone and tablet computing devices to access the Internet. To address these growing user demands, we continue to extend our platform to develop smartphone and tablet applications to deliver travel information and resources. Although the substantial majority of our smartphone users also access and engage with our websites on personal computers and tablets where we display advertising, our users could decide to access our products primarily through smartphone devices. We do display graphic advertising on smartphones; however, our smartphone monetization strategies are still developing, as smartphone monetization is currently less than 20% of desktop monetization while tablets monetize more closely to desktops. Mobile growth and development remains a key strategy and we will continue to invest and innovate in this growing platform to help us maintain and grow our user base, engagement and monetization over the long term.  An example of our mobile development efforts is our assisted booking path, or Instant Booking, which we began integrating into smartphone sessions in April 2014.  Currently 100% of U.S. iOS and Android smartphone users now see a “Book on TripAdvisor” button.  This product feature allows travelers to complete a hotel reservation, powered by our OTA and hotelier partners, while remaining on the TripAdvisor mobile app. We continue to integrate this feature onto desktop and tablets in 2014.

Continued Reliance on Click-Based Advertising Revenue. In recent years, the majority of our revenue growth resulted from higher click-based advertising revenue due to increased traffic on our websites and an increase in the volume of clicks on our advertisers’ placements. Although click-based advertising revenue growth has generally been driven by traffic volume, we remain focused on the various other factors that could impact revenue growth, including, but not limited to, the growth in hotel shoppers, CPC pricing fluctuations, the overall economy, the ability of advertisers to monetize our traffic, the quality and mix of traffic to our websites, and the quality and mix of traffic from our advertising placements to advertisers, as well as advertisers’ evolving approach to transaction attribution models and return on investment targets. We monitor and regularly respond to changes in these factors in order to strategically improve our user experience, customer satisfaction and monetization in this dynamic environment. For example, in order to improve user experience, we introduced metasearch functionality to our hotel shoppers as discussed above.

Risks Associated with Transaction-Based Revenue.  We derive only a small percentage of our revenue from transaction-based offerings; however, these types of offerings create additional risk and expense.  Transaction revenue is derived from making online bookings available for, among other things, hotel rooms, vacation rentals and destination activities.  During the course of making these arrangements, we collect, use, transmit and store personal information and other consumer data, and the protection of this data is critically important to us.  An increasing number of websites, including the website operated by our subsidiary Viator, have reported compromises of their systems and the data stored within those systems. We rely on strong encryption, authentication and network perimeter security to effectively secure confidential information; however, despite our security measures, our brands’ information technologies and infrastructures may be vulnerable to cyber-attacks or security incidents due to system configurations, employee error, malfeasance or other vulnerabilities.   Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the breach or compromise of the technology used by us to protect transaction data.  In the future, we expect to expend additional resources to enhance our security measures, protect against security breaches and/or to address problems caused by breaches. These issues are likely to become more difficult and costly as we expand our transaction-based businesses.

Segment

We have one operating and reportable segment. The segment is determined based on how our chief operating decision maker manages our business, makes operating decisions, evaluates operating performance and allocates resources. The chief operating decision maker for the Company is our Chief Executive Officer.

Employees

As of September 30, 2014, we had 2,719 employees. Of these employees, 1,273 were based in the United States. We believe that we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

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

Results of Operations

Selected Financial Data

(in millions, except per share amounts)

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenue	$354	$255	39%	$958	$732	31%

Costs and expenses:
Cost of revenue (1)	11	6	83%	28	15	87%
Selling and marketing (2)	159	97	64%	387	258	50%
Technology and content (2)	46	34	35%	125	95	32%
General and administrative (2)	36	25	44%	94	73	29%
Depreciation	12	8	50%	33	21	57%
Amortization of intangible assets	6	1	500%	11	4	175%
Total costs and expenses:	270	171	58%	678	466	45%
Operating income	84	84	0%	280	266	5%
Other income (expense):
Interest expense	(2)	(3)	(33)%	(6)	(8)	(25)%
Interest income and other, net	(7)	3	(333)%	(7)	-	100%
Total other expense, net	(9)	-	100%	(13)	(8)	63%
Income before income taxes	75	84	(11)%	267	258	3%
Provision for income taxes	(21)	(28)	(25)%	(77)	(73)	5%
Net income	$54	$56	(4)%	$190	$185	3%

Earnings per share attributable to common stockholders:
Basic	$0.38	$0.39	(3)%	$1.33	$1.29	3%
Diluted	$0.37	$0.38	(3)%	$1.30	$1.27	2%
Weighted average common shares outstanding:
Basic	143	143	0%	143	143	0%
Diluted	146	145	1%	146	145	1%
Other Financial Data:
Adjusted EBITDA (3)	$119	$104	14%	$370	$326	13%

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$1	$-		$2	$1
Amortization of website development costs included in depreciation	8	5		21	13
	$9	$5		$23	$14

(2) Includes stock-based compensation expense as follows:
Selling and marketing	$4	$3		$10	$7
Technology and content	$7	$5		$19	$16
General and administrative	$6	$3		$17	$12

(3) See “Adjusted EBITDA” below for more information.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we also disclose Adjusted EBITDA, which is a non-GAAP financial measure. We have provided a reconciliation below of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure. A “non-GAAP financial measure” refers to a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in such company’s financial statements.

We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation; and (6) non-recurring expenses. Adjusted EBITDA is the primary metric by which management evaluates the performance of its business and on which internal budgets are based. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. We believe that by excluding certain non-cash expenses, such as stock-based compensation and non-recurring expenses, Adjusted EBITDA corresponds more closely to the cash that operating income generated from our business and allows investors to gain an understanding of the factors and trends affecting the ongoing cash earnings capabilities of our business, from which capital investments are made and debt is serviced.

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

The following table is a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Adjusted EBITDA	$119	$104	$370	$326
Depreciation (1)	(12)	(8)	(33)	(21)
Amortization of intangible assets	(6)	(1)	(11)	(4)
Stock-based compensation	(17)	(11)	(46)	(35)
Other expense, net	(9)	-	(13)	(8)
Provision for income taxes	(21)	(28)	(77)	(73)
Net income	$54	$56	$190	$185
(1)	Includes amortization of internal use software and website development costs.

Revenue

We derive substantially all of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue from a combination of subscription-based and transaction-based offerings, including: Business Listings; subscription and commission-based offerings from our Vacation Rentals products; transaction revenue from selling room nights through our Jetsetter and Tingo brands; selling destination activities from newly-acquired Viator; fulfilling online restaurant reservations through Lafourchette; as well as other revenue including content licensing.

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Click-based advertising	$247	$189	31%	$689	$552	25%
Display-based advertising	35	31	13%	104	86	21%
Subscription, transaction and other	72	35	106%	165	94	76%
Total revenue	$354	$255	39%	$958	$732	31%

Revenue increased $99 million and $226 million during the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, primarily due to an increase in click-based advertising revenue of $58 million and $137 million, respectively. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 17% and 16%, and an increase in revenue per hotel shopper of 14% and 9%, for the three and nine months ended September 30, 2014, respectively.   Display-based advertising increased by $4 million and $18 million during the three and nine months ended September 30, 2014, respectively, primarily as a result of a 30% and 23% increase in the number of impressions sold when compared to the same periods in 2013, primarily due to increased sales productivity, coupled with worldwide growth particularly in emerging markets, partially offset by a decrease in pricing of 14% and 4%, for the same periods. Subscription, transaction and other revenue increased by $37 million and $71 million during the three and nine months ended September 30, 2014, respectively, primarily due to growth in our Business Listings and Vacation Rentals products, as well as revenue generated by the businesses we acquired during 2014.

The following table presents our revenue by geographic region which reflects how we measure our business internally. Revenue by geography is based on the location of our websites:

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Revenue by geographic region:
North America (1)	$176	$130	35%	$483	$385	25%
EMEA (2)	119	83	43%	316	227	39%
APAC (3)	43	33	30%	120	90	33%
LATAM (4)	16	9	78%	39	30	30%
Total	$354	$255	39%	$958	$732	31%
(1)	United States and Canada*
(2)	Europe, Middle East and Africa
(3)	Asia-Pacific
(4)	Latin America
*	Included in international revenue for discussion purposes.

International revenue increased $53 million or 40% and $133 million or 36% during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. International revenue represented 53% of total revenue for the three and nine months ended September 30, 2014, respectively, and represented 53% and 51% of total revenue during the three and nine months ended September 30, 2013, respectively. The increase in international revenue, in absolute dollars and as a percentage of total revenue, is primarily due to additional investment in international expansion and growth in international hotel shoppers.

Cost of Revenue

Cost of revenue consists of expenses that are directly related or closely correlated to revenue generation, including direct costs, such as ad serving fees, flight search fees, transaction fees and data center costs.  In addition, cost of revenue includes personnel and overhead expenses, including salaries, benefits, stock-based compensation and bonuses for certain customer support personnel who are directly involved in revenue generation.

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Direct costs	$9	$5	80%	$23	$13	77%
Personnel and overhead	2	1	100%	5	2	150%
Total cost of revenue	$11	$6	83%	$28	$15	87%
% of revenue	3.1%	2.4%		2.9%	2.0%

Cost of revenue increased $5 million and $13 million during the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, primarily due to increased data center costs, driven by higher site traffic; increased merchant credit card and transaction fees, driven by additional costs from our recent business acquisitions, in addition to free-to-list growth in our Vacation Rental products; and customer support costs.

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

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Direct costs	$117	$66	77%	$270	$170	59%
Personnel and overhead	42	31	35%	117	88	33%
Total selling and marketing	$159	$97	64%	$387	$258	50%
% of revenue	44.9%	38.0%		40.4%	35.2%

Direct selling and marketing costs increased $51 million and $100 million during the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, primarily due to increased SEM costs, other traffic acquisition costs, offline advertising costs, in addition to costs from our recent business acquisitions, partially offset by a decrease in spending in social media. The primary driver of the increase in our offline advertising costs is related to our new television campaign that was launched in May 2014 and for which we have spent $19 million and $30 million for the three and nine months ended September 30, 2014, respectively.  Personnel and overhead costs increased $11 million and $29 million during the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013. This is primarily due to an increase in headcount to support business growth, including international expansion and employees joining us through recent business acquisitions, which also increased stock-based compensation costs.

Technology and Content

Technology and content expenses consist of personnel and overhead expenses, including salaries, benefits, stock-based compensation and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our websites. Other costs include licensing, maintenance expense, and technology hardware.

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Personnel and overhead	$41	$32	28%	$108	$89	21%
Other	5	2	150%	17	6	183%
Total technology and content	$46	$34	35%	$125	$95	32%
% of revenue	13.0%	13.3%		13.0%	13.0%

Technology and content costs increased $12 million and $30 million during the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013.  This was primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as additional personnel costs related to employees joining us through recent business acquisitions.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead costs, for personnel engaged in executive leadership, finance, legal, and human resources and stock-based compensation as well as professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense and our charitable foundation costs.

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Personnel and overhead	$23	$17	35%	$64	$48	33%
Professional service fees and other	13	8	63%	30	25	20%
Total general and administrative	$36	$25	44%	$94	$73	29%
% of revenue	10.2%	9.8%		9.8%	10.0%

General and administrative costs increased $11 million and $21 million during the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013.  This increase resulted primarily from increased personnel costs and overhead costs related to an increase in headcount to support our business operations, as well as additional personnel costs related to employees joining us through recent business acquisitions and professional fees related to our 2014 business acquisitions.

Depreciation

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Depreciation	$12	$8	$33	$21
% of revenue	3.4%	3.1%	3.4%	2.9%

Depreciation expense increased $4 million and $12 million during the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, primarily due to increased amortization related to website development costs.

Amortization of Intangible Assets

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Amortization of intangible assets	$6	$1	$11	$4
% of revenue	1.7%	0.4%	1.1%	0.5%

Amortization of intangible assets increased $5 million and $7 million during the three and nine months ended September 30, 2014 when compared to the same periods in 2013, primarily due to our 2014 business acquisitions. Refer to “Note 3— Acquisition” in the Notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on our acquisitions as of September 30, 2014.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our Credit Agreement and Chinese Credit Facilities.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Interest expense	$(2)	$(3)	$(6)	$(8)

Interest expense decreased $1 million and $2 million during the three and nine months ended September 30, 2014 when compared to the same periods in 2013, primarily due to a combination of a lower borrowing amount and lower effective interest rate on our Credit Agreement.  Refer to “Note 8— Debt” in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on our outstanding borrowing facilities.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned and amortization of discounts and premiums on our marketable securities, and net foreign exchange gains and losses.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Interest income and other, net	$(7)	$3	$(7)	$-

   Interest income and other, net decreased during the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, primarily due to the fluctuation of foreign exchange rates. Our interest income is primarily due to investing in marketable securities. Refer to “Note 5— Financial Instruments” in the Notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on our current investment portfolio as of September 30, 2014.

Provision for Income Taxes

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Provision for income taxes	$21	$28	$77	$73
Effective tax rate	28.0%	33.3%	28.8%	28.3%

For the three and nine months ended September 30, 2014, the effective tax rate is less than the federal statutory tax rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The change in the effective tax rate for 2014 compared to the 2013 rate was primarily due to a change in jurisdictional earnings and certain discrete items.

Related Party Transactions

For information on our relationships with Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc., refer to “Note 16— Related Party Transactions” in the Notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Stock-Based Compensation

Refer to “Note 4— Stock-Based Awards and Other Equity Instruments” in the Notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 557,737 service based non-qualified stock options with a weighted average grant-date fair value per option of $47.03, assumed acquisition-related options of 100,595 with a weighted average grant-date fair value per option of $80.31, and 617,693 RSU’s with a weighted average grant-date fair value of $96.15 during the nine months ended September 30, 2014.

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

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities, as reflected in the unaudited consolidated statements of cash flows, are summarized in the following table:

	Nine months ended
	September 30,
	2014	2013
	(in millions)
Net cash provided by (used in):
Operating activities	$326	$278
Investing activities	(145)	(216)
Financing activities	(35)	(155)

Our current principal sources of liquidity are cash flows generated from operations, our existing cash, cash equivalents, short and long term available-for-sale marketable securities, and available borrowings under our credit facilities discussed in “Note 8 – Debt” in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q. As of September 30, 2014 and December 31, 2013, we had $614 million and $670 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of September 30, 2014 approximately $448 million of our cash, cash equivalents and short and long-term marketable securities are held by our international subsidiaries, primarily in the United Kingdom, and are related to earnings we intend to reinvest permanently outside the United States. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $600 million as of September 30, 2014. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Cash held is primarily denominated in U.S. dollars.

As of September 30, 2014, $199 million was available under our Revolving Credit Facility representing the total $200 million facility less $1 million of outstanding letters of credit. There are currently no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility bears interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points, as of September 30, 2014. In addition we have approximately $14 million available under our Chinese Credit Facilities, which currently bear interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 5.6% as of September 30, 2014.

Historically, the cash we generate from operations has been sufficient to fund our working capital requirements, capital expenditures and to meet our long term debt obligations and other financial commitments. Management believes that our cash, cash equivalents and available for sale marketable securities, combined with expected cash flows generated by operating activities and available cash from our credit facilities will be sufficient to fund our ongoing working capital requirements, capital expenditures, business growth initiatives, meet our long term debt obligations and other financial commitments, fund our new corporate lease obligations, share repurchases and fund any potential acquisitions for at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital, including refinancing or incurring additional debt, when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business growth initiatives, either of which could have a material adverse effect on our future financial condition or results of operations.

Operating Activities

For the nine months ended September 30, 2014, net cash provided by operating activities increased by $48 million or 17% when compared to the same period in 2013, primarily due to an increase in non-cash items affecting cash flows of $16 million, which is primarily due to an increase in the following items; stock-based compensation; excess tax benefits from stock-based awards; depreciation, and fluctuation of foreign exchange rates.  Working capital movements increased $27 million mainly related to the timing of customer receipts, income tax payments, vendor and merchant payments and growth in our business.

Investing Activities

For the nine months ended September 30, 2014, net cash used in investing activities decreased by $71 million when compared to the same period in 2013, primarily due to a net decrease in cash used for the purchases, sales and maturities of our marketable securities of $339 million, which was partially offset by an increase in cash paid for acquisitions of businesses in 2014 of $252 million and an increase in capital expenditures of $16 million in 2014, when compared against 2013.

Financing Activities

For the nine months ended September 30, 2014, net cash used in financing activities decreased by $120 million when compared to the same period in 2013 primarily due to an increase of $11 million in excess tax benefits related to stock compensation, a decrease of $12 million in repayments of our outstanding borrowings on our Chinese Credit Facilities in 2014, and payments of $138 million for common stock share repurchases under our authorized share repurchase program in 2013, which has not reoccurred in 2014. This was offset by a reduction in proceeds from the exercise of our stock options of $19 million in 2014, due to the introduction in the third quarter of 2013 of the net share settlement of our stock options and an increase in payments of minimum withholding taxes related to net share settlement of equity awards of $22 million in 2014.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2013.  Refer to “Liquidity and Capital Resources”, “Off-Balance Sheet Arrangements” and “Contingencies” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2013.

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

There has been no material change in our market risk profile during the nine months ended September 30, 2014. For additional information, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 which could materially affect our business, financial condition or future results. During the quarter ended September 30, 2014, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2014, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

We did not repurchase any shares of our common stock during the quarter ended September 30, 2014.

In February 2013, we announced that our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. We have in the past, and intend to use in the future, available cash from operations to fund repurchases under the share repurchase program. The repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. The Executive Committee of our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the Company and its stockholders.   As of September 30, 2014, we have $105 million remaining to repurchase shares of our common stock under this share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1	Viator, Inc. 2010 Stock Incentive Plan, as amended		S-8	333-198726	99.1	09/12/14
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) Unaudited Consolidated Statements of Operations, (ii) Unaudited Consolidated Statements of Comprehensive Income, (iii) Unaudited Consolidated Balance Sheets, (iv) Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.
By:	/s/ JULIE M.B. BRADLEY
Julie M.B. Bradley
Chief Financial Officer

November 4, 2014