Form 10-K
period 2014-12-31
TripAdvisor, Inc.
filed 2015-02-17
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,115,385,937 based on the closing price on The NASDAQ Global Select Market on such date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at February 6, 2015
Common Stock, $0.001 par value per share	130,126,683 shares
Class B Common Stock, $0.001 par value per share	12,799,999 shares

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2014. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

We refer to TripAdvisor, Inc. and our wholly-owned subsidiaries as “TripAdvisor,” “the Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  When used, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result” “should,” “will,” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements.  We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements are more fully described in Part I, Item 1A, "Risk Factors."  Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise.

Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the U.S. Securities and Exchange Commission, or the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements.

PART I

Item 1.	Business

Overview

TripAdvisor, Inc. owns and operates a portfolio of leading online travel brands.  TripAdvisor, our flagship brand, is the world’s largest travel site, and our mission is to help people around the world plan and book the perfect trip. We accomplish this by, among other things, aggregating millions of travelers’ reviews and opinions about accommodations, destinations, activities and attractions, and restaurants, throughout the world so that our users have access to trusted advice wherever their trip takes them. Our platform not only helps users plan their trip with our unique user-generated content, but also enables users to compare real-time pricing and availability so that they can book hotels, vacation rentals, flights, activities and attractions, and restaurants.

The initial launch of our U.S.-based tripadvisor.com website was in November 2000. Our TripAdvisor branded websites now include localized versions of the TripAdvisor website in 45 countries, including China under the brand, daodao.com and are offered in 28 languages: English, Spanish Chinese (Traditional and Simplified), Russian, Arabic, Greek, Korean, Polish, Norwegian, Turkish, Danish, Swedish, Dutch, Bahasa, Thai, Portuguese, Japanese, Italian, French, Turkish, Vietnamese, Hebrew, Suomi, Hungarian, Czech, Slovak, Serbian, and German.  TripAdvisor-branded sites make up the largest travel community in the world, reaching more than 315 million unique monthly visitors, and more than 200 million reviews and opinions covering more than 4.5 million places to stay, places to eat and things to do, during the year ended December 31, 2014.

In addition to the flagship TripAdvisor brand, we now manage and operate 24 other travel media brands, connected by the common goal of providing users the most comprehensive planning and booking resources in the travel industry.  These media brands are listed below:

airfarewatchdog.com	Provides up-to-date airline deals that have been researched and verified by a team of dedicated airfare experts.
bookingbuddy.com	Travel shopping website that gives travelers easy access to airfare, hotel, car rental, cruise, vacation rental, and vacation deals, plus prices from selected travel sites.
cruisecritic.com	A community of avid and first-time cruisers who enjoy the fun of planning, researching and sharing their passion for cruising.
everytrail.com	Mobile application and website for collecting and sharing geo-tagged user-generated travel content, such as walking tours, road trips, sight-seeing tours.
familyvacationcritic.com	Reviews of family-friendly hotels, resorts, destinations and attractions, written by experienced family travel experts.
flipkey.com	A vacation rental site featuring residential properties from around the world, with a large collection of guest reviews.
gateguru.com	Mobile resource for up-to-date flight and airport information around the world.
holidaylettings.co.uk	A leading U.K.-based vacation rental site, featuring residential properties globally listed for rental, enabling users to live like a local while on holiday.
holidaywatchdog.com	A U.K.-based website for traveler reviews on hotels and destinations focusing on the Mediterranean.
independenttraveler.com	A traveler’s exchange that features practical travel resources for a community of international travelers who enjoy the adventure of independent travel.
jetsetter.com	Members-only private sale site providing insider access, expert knowledge and exclusive deals for vacations around the world.
thefork.com (including lafourchette.com, eltenedor.com and iens.nl)	A leading online and mobile reservation platform for restaurants with an extensive network of restaurant partners in Europe.
kuxun.cn	Travel metasearch engine, much like TripAdvisor, operating in China.
niumba.com	A Spanish-based vacation rental site, featuring properties listed globally and the world’s largest collection of Spanish vacation rentals.
onetime.com	Comparison shopping travel website that allows travel shoppers to conduct itinerary-based, multi-site searches for flights, hotels, cruises, vacations, and car rentals.

oyster.com	Hotel review website featuring expert reviews and photos covering cities around the world.
seatguru.com	Features aircraft seat maps, seat reviews, and a color-coded system to identify superior and substandard airline seats.
smartertravel.com	One of the largest online travel resources for independent expert advice for the budget-conscious traveler, helping them find the best deals and get the most value from their trips.
tingo.com	The first hotel booking site that automatically rebooks hotel rooms at a lower price if the rate drops and refunds the difference to the travelers’ credit cards.
travelpod.com	Pioneering travel blog website.
tripbod.com	A travel community that helps connect travelers to local experts allowing the traveler to obtain relevant recommendations direct from a local expert.
vacationhomerentals.com	A U.S.-based vacation rental website featuring properties around the world.
viator.com	A leading resource for researching and booking destination activities around the world.
virtualtourist.com	Travel-oriented community website featuring user-contributed travel guides for locations worldwide.

2014 Highlights

Following are some business highlights for fiscal 2014:

•

We reached more than 200 million reviews and opinions on more than 4.5 million places to stay, places to eat and things to do – including more than 915,000 hotels and accommodations and approximately 650,000 vacation rentals, 2.4 million restaurants and more than 500,000 attractions in 147,000 destinations throughout the world.

•	Our websites globally reached more than 315 million monthly unique visitors during the year ended December 31, 2014, according to Google Analytics.
•

We reached nearly 175 million cumulative mobile app downloads and approximately 50% of TripAdvisor traffic visited was via tablets or smartphones in 2014. Average monthly unique visitors via tablets and smartphones grew over 60% year-over-year to approximately 140 million for the year ended December 31, 2014, according to company logs.

•	We launched TripAdvisor points of sale in New Zealand, Philippines, South Africa, Vietnam, Austria, Israel, Finland, Hungary, Czech Republic, Slovakia, and Serbia.
•

We now manage and operate 24 travel media brands in addition to our flagship TripAdvisor brand, all of which are connected by the common goal of providing comprehensive travel planning resources across the travel sector.

•	We introduced Instant Booking, a feature that enables users to quickly and easily book a hotel on TripAdvisor through our hotel or online travel agent partners.
•

We launched, Just for You, a feature that makes the hotel research experience more personalized with hotel recommendations to TripAdvisor users based on their individual preferences and travel history on the site.

•

We became a global leader in attractions by acquiring Viator, the leading resource for researching and booking destination activities around the world. Viator enables users to book online or in-destination activities via the Viator Tours and Activities app, featuring worldwide bookable tours and attractions, including more than 600,000 user reviews, photos, and videos.

•

We established a leadership position in online restaurant reservations in Europe by acquiring Lafourchette, Mytable.it, Restopolis, and Iens.nl. Subsequently, we announced the launch of our Instant Reservation feature for restaurants, which lets users select a restaurant and complete a reservation on TripAdvisor and the Lafourchette network of restaurants.

Corporate History, Equity Ownership and Voting Control

TripAdvisor was co-founded in February 2000 by Stephen Kaufer, our current President and Chief Executive Officer. TripAdvisor was acquired by IAC/InterActiveCorp, or IAC, in April 2004. In August 2005, IAC spun-off its portfolio of travel brands, including TripAdvisor, into a separate newly-formed Delaware corporation, called Expedia, Inc., or Expedia.

During 2011, Expedia announced its plan to separate into two independent public companies in order to better achieve certain strategic objectives of its various businesses. On December 20, 2011 Expedia completed the spin-off of TripAdvisor into a separate publicly traded Delaware corporation. We refer to this transaction as the “Spin-Off.” TripAdvisor began trading on The NASDAQ Global Select Market, or NASDAQ, as an independent public company on December 21, 2011 under the symbol “TRIP.”

On December 11, 2012, Liberty Interactive Corporation, or Liberty, purchased an aggregate of 4,799,848 shares of common stock of TripAdvisor from Barry Diller, our former Chairman of the Board of Directors and Senior Executive, and certain of his affiliates (the “Stock Purchase”). As a result, Liberty beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock.

On August 27, 2014, the entire beneficial ownership of our common stock and Class B common stock held by Liberty was acquired by Liberty TripAdvisor Holdings, Inc., or LTRIP.  Simultaneously, Liberty, LTRIP’s former parent company, distributed, by means of a dividend, to the holders of its Liberty Ventures common stock, Liberty’s entire equity interest in LTRIP.  We refer to this transaction as the Liberty Spin Off.  As a result of the Liberty Spin-Off, effective August 27, 2014 LTRIP became a separate, publicly traded company and 100% of Liberty’s interest in TripAdvisor was held by LTRIP.

As a result of these transactions, as of December 31, 2014, LTRIP beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 14.0% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.7% of the outstanding common stock (calculated in accordance with Rule 13d-3). Because each share of Class B common stock is generally entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56.6% of our voting power.

Our Business Model

Our platforms connect users wishing to plan and book the best travel experiences with providers of travel accommodations and travel services around the world. We derive the majority of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of our revenue is generated through a combination of subscription and transaction-based offerings and other revenue including content licensing.

•

Click-Based Advertising Revenue. Our largest source of revenue is click-based advertising, which includes links to our partners’ booking sites and contextually-relevant branded and unbranded text links. Our click-based advertising partners are predominantly online travel agencies, or OTAs, and direct suppliers in the hotel, airline and cruise product categories. Click-based advertising is generally priced on a cost-per-click, or CPC, basis, with payments from advertisers based on the number of users who click on each type of link. CPC prices are determined in a bidding process that allows our partners to use our proprietary system to submit CPC bids to have their rates and availability listed on our site. When a partner submits a CPC bid they agree to pay the amount of that bid each time a user subsequently clicks on the URL link to the partner’s website. Bids are submitted periodically – sometimes as often as daily or weekly – on a property-by property basis and the size of the bid relative to other bids received determines the partner’s placement in all meta placements on our site with one or more offers shown, including hotel comparison search results and the property detail page. The system is automated and the size of the partner’s bid is the only factor impacting the partner’s placement on that page, except that individual partners may be sorted lower in the event that they have not provided price information or if they cease to have availability for the property. While we enter into master advertising contracts with our partners, the terms of these agreements generally address matters such as privacy and compliance, payment terms and conditions, termination and indemnities.  Most of our click-based advertising contracts can be terminated by our partners at will or on short notice.  Click-based revenue also includes revenue from our new Instant Booking feature, which allows a partner to pay a commission rate for a user that completes a reservation on TripAdvisor.  TripAdvisor is not the merchant of record on Instant Booking reservations.  For the years ended December 31, 2014, 2013 and 2012, we earned $870 million, or 70%, $696 million, or 74% and $588 million, or 77%, respectively, of revenue from click-based advertising.

•

Display-Based Advertising Revenue. We earn revenue from a variety of display-based advertising placements on our websites through which our advertising partners can promote their brands in a contextually-relevant manner. While our display-based advertising clients are predominately direct suppliers in the hotel, airline and cruise categories as well as OTA’s, we also accept display advertising from destination marketing organizations, casinos, resorts and attractions, as well as advertisers from non-travel categories. We generally sell our display-based advertising on a cost per thousand impressions, or CPM, basis. Our display-based advertising products also include a number of custom-built features.  For example, Delayed Ad Call, charges customers only when the ad unit is in a users’ view, as well as certain customized co-branded features. For the years ended December 31, 2014, 2013 and 2012, we earned $140 million, or 11%, $119 million, or 13%, and $94 million, or 12%, respectively, in revenue from display-based advertising.

•

Subscription-Based, Transaction and Other Revenue. Business Listings, is a subscription-based advertising product offered to hotels, B&Bs and other specialty lodging properties. Managed by our TripAdvisor for Business team, this advertising product is sold for a flat fee and allows subscribers to list, for a contracted period of time, a website URL, email address and phone number on our TripAdvisor-branded websites, as well as to post special offers for travelers. In addition, we earn revenue from making hotel room nights available for booking on our transaction-based sites, including Jetsetter and Tingo for which we are the merchant of record; making rentals available through our vacation rentals business; selling destination activities through Viator; and providing online restaurant reservations through Lafourchette; as well as other revenue including content licensing with third party sites.  For the years ended December 31, 2014, 2013 and 2012 we earned $236 million, or 19%, $130 million, or 14%, and $81 million, or 11%, respectively, in revenue from subscription-based, transaction and other revenue.

Our Industry

We operate in the global travel industry, focusing exclusively on online travel activity and the online advertising market.

According to the PhoCusWright, gross bookings in the global travel industry are expected to be greater than $1.3 trillion in 2015. Recent historical trends show that, each year, an increasing percentage of global travel spending has been conducted online through supplier websites and online travel agencies. We believe that this trend will continue as online penetration continues to grow, as more consumers gain broadband access to the Internet, as smartphone, tablets and other mobile computing devices continue to proliferate, and as travel activity increases along with an expanding middle class in certain developing countries like China and India.

According to the International Data Corporation, or IDC, New Media Market Model, only 26% of the approximately $51 billion that is expected to be spent on travel advertising will be spent online in 2016. We believe that the Internet will continue to become even more integral to the travel-planning process due to increasing worldwide online penetration, particularly given the capabilities that the Internet provides travelers, including the ability to refine searches, compare destinations, view real-time pricing, complete bookings, and access information while in-destination.

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

Our Key Strengths

Our TripAdvisor branded sites help travelers plan and book the perfect trip. To help our users plan their trip, we have more than 200 million reviews and opinions, approximately 30 million candid photos, and helpful content ranging from hotel room tips to travel guides. We have created a comprehensive online resource for user-generated content on destinations, lodging, restaurants and attractions.  We provide real-time pricing and availability search functionality that compares hundreds of partner websites so that our users can find and book the best prices.  We also enable users to book activities and attractions and make restaurant reservations through our site. The tools and information we provide are available in 28 different languages on web-based and mobile applications on desktops and across all mobile devices.

In order to achieve our goal, we leverage our key assets—a robust travel community, rich user-generated content, continuous technological innovation and global reach—as follows:

•

Robust Travel Community. We believe that we have the largest breadth of content in our markets, and that, because of this breadth, travelers gravitate to our websites to research and plan their trips. By providing an interactive forum to share their experiences, our large and highly engaged community of travelers is a valuable resource. To facilitate planning, we enable consumers to research pricing and availability from third-party travel booking sites. To encourage better travel experiences for consumers and to create a feedback loop between the hospitality industry and individual travelers, we allow hospitality management representatives to respond to reviews of their properties on our website. After completing their trip, consumers can return to our websites to write reviews to give back to the community that helped them plan their trip. Through this cycle, more content is generated, which drives community, traffic, loyalty and higher search engine rankings, all of which lead to further content creation. We believe that the volume of reviews generated on our websites and the robust feedback loop created on our websites provides us with a significant advantage over our competitors.

•

Rich User-Generated Content. We believe that the best travel content comes from the wisdom and insight of a robust community of travelers. We leverage user-generated content to power travel planning by allowing members to create reviews and share opinions on hundreds of thousands of accommodations, destinations, attractions and restaurants. As evidenced by the growth of our business, this type of travel planning has been embraced by travelers. To promote an enthusiastic reviewer community that continues to provide valuable content and promotes our brand, we have launched several programs to recognize reviewer contributions, including site badges, helpful vote recognition, and other features, all of which highlight the current and helpful reviews and opinions available throughout the TripAdvisor community.

•

Technology and Innovation. Product innovation and speed to market are our two most important priorities in order to create an increasingly rich user experience. We have weekly engineering releases that contain new products and features for our websites and mobile apps. Some recent examples of this product innovation include: Just For You, which delivers users a more personalized hotel shopping experience; Instant Booking, which enables users to complete a hotel reservation while remaining on the TripAdvisor website; hotel metasearch, which enables users to see real-time availability and compare prices from hundreds of partner websites, without requiring the user to visit another website; and TripConnect, which enables independent hoteliers to compete for leads on TripAdvisor. Our ongoing commitment to innovation also extends to content syndication and review collection partnerships, as we leverage our technology and content for the benefit of other websites. In addition, we utilize manual and electronic fraud detection in order to maintain the quality and authenticity of user reviews.

•

Global Reach. We are a global company, both through the reach of our portfolio of branded websites and through our in-market staffing in 20 countries. As of December 31, 2014, we had approximately 1,500 employees based outside of the United States, representing 54% of our employee population.  As of December 31, 2014, we had branded websites in 45 countries and 28 languages, including a local language website in China under the brand daodao.com. We have over 570 million review translations, and are committed to continuing to improve the in-country user experience and the local content coverage for all of our points-of-sale. We believe that the universally-relevant content and community of our core TripAdvisor platform and other brands uniquely position us to appeal to travelers throughout the world.

Our Strategy

We leverage significant investments in technology, operations, brand-building, and relationships with advertisers and other partners to expand our business and enhance our global competitive position. These investments have enabled us to, among other things, aggregate a large base of consumer reviews, in a variety of languages, across our global platform of our websites. We continue to focus on the following areas to grow our business:

•

Continuing Technology Innovation. We believe our ability to innovate and to provide additional functionality to our websites and apps across all devices will enable us to continue to deliver an industry-leading user experience. Our innovation culture supports bringing product enhancements to market at speed. In doing so, we believe that we can continue to, among other things, grow content, usage, loyalty and engagement, as well as to reinforce our competitive positioning.

•

Expanding Our Social and Personalization Platform. We grow brand awareness and member acquisition on social media channels, including Facebook, Twitter and other social sharing platforms. We intend to continue to expand our social integration and personalization efforts as we believe these initiatives help to drive usage, engagement, and content. Users can share their reviews and ratings with their friends through Facebook Connect and also can publish their TripAdvisor content to their Facebook timeline. Additionally, our Just For You personalization feature gives users personalized recommendations based on friends’ reviews and ratings as well as information collected about user preferences in selecting hotels.

•

Improving the Experience. We continue to invest in user experience enhancements that improve the researching, comparing and booking experience as well as help a user while they are on the trip. We have offered a flight metasearch product that displays availability and pricing information from multiple sources since 2009, expanding internationally to 38 points of sale as of December 31, 2014. In 2012, we introduced hotel metasearch to our global smartphone traffic and in June 2013, we completed the process of fully implementing hotel metasearch functionality onto our desktop and tablet platforms. During 2014 we introduced Instant Booking, to our mobile users. This product feature allows travelers to complete a hotel reservation, powered by our OTA and hotelier partners, while remaining on the TripAdvisor mobile app. We continue to integrate this feature onto desktop and tablets. In addition to metasearch and Instant Booking, we continue to offer and improve features such as user reviews, photos, mapping, and filtering to assist users in finding the right hotel for their trip.

•

Investing in Traffic Growth. Attracting more visitors to our sites is at the core of our strategic plan and we dedicate significant time and financial resources towards amplifying our global brand. We do this through online and offline marketing channels to maximize the number of users who navigate to our site either directly, also known as domain direct traffic, or from the marketing channel directly. Offline advertising channels we have used in the past to amplify our brands include: permanent branding campaigns such as TripAdvisor-branded travel awards, certificates, stickers and badges and television advertising. Online advertising channels we have used in the past to amplify our brand include, but are not limited to: customer relationship management email campaigns, or CRM; social networks; organic search through search engine optimization, or SEO; paid search through search engine marketing, or SEM; and referrals from partners whose sites contain links to TripAdvisor content, badges or widgets. At approximately 11% of global online travel unique visitors, according to comScore Media Metrix, we believe that we have a large opportunity to continue growing visitors. In order to achieve this objective, we intend to invest in the aforementioned channels, as well as any new channels that we may identify in the future.

•

Enhancing International Offerings. We are focused on strengthening our broad global footprint as we believe that international markets represent a long-term strategic opportunity for us. We are continuing to improve localization and grow our user base in Europe, Asia and South America, especially in emerging markets, such as Brazil, Russia and China. In addition, we currently have two lead product offerings in the Chinese market—DaoDao and Kuxun—both headquartered in Beijing. We continue to invest in the Chinese market, despite operating at a loss, and will continue to increase our international offerings.

•

Growing through Strategic Acquisitions. We have a history of successfully acquiring and integrating companies that expand our footprint either geographically or in market sectors that are complementary to our flagship properties. We intend to continue to grow our business and expand our product and service offerings through acquisitions that either complement our existing businesses or provide additional resources, products and/or services that will improve the user experience.  A few recent examples include; Lafourchette, the leading online and mobile reservation platform for restaurants in France, Spain and Switzerland, with a network of restaurant partners in Europe and Viator, the leading online resource for researching and booking destination activities around the world.

Our Strategic Relationships

We have a number of relationships that are strategically important to the success of our business.  These relationships are memorialized in some form of agreement, although many of these agreements are for a limited term or are terminable at will or on short notice.  As a result, we work hard to ensure the mutual success of these relationships.

We have advertising relationships with the vast majority of the leading OTA’s as well as a variety of other travel suppliers pursuant to which these companies purchase traveler leads from us, generally on a CPC basis. For the year ended December 31, 2014, our two most significant advertising partners, Expedia and Priceline (and their subsidiaries), each accounted for more than 10% of our total revenue and combined accounted for 46% of our total revenue.

We have a content licensing program utilized by over 1,000 partners around the world, including hotel chains, online travel agents, tourist boards, airlines and media sites. TripAdvisor also distributes its content through self-service HTML widgets, which are used on the websites of hotels, restaurants, attractions and destination marketing organizations. These products, which are available at no cost in the TripAdvisor Management Center, allow businesses and destinations to promote themselves by displaying their TripAdvisor ratings, reviews and awards. TripAdvisor widgets are presently found on more than 150,000 unique domains around the globe, reaching over 800 million people per month. Partners benefit from our user-generated content, such as reviews, ratings, photos and traveler forums. In addition, we power review collection for a growing number of partners, such as Accor Hotels, Wyndham Hotel Group, Best Western and Easytobook.com, enabling them to proactively collect reviews from their own customers post-stay in their own branded environment. We have also developed partnerships with mobile carriers and device manufacturers.

We also syndicate our click-based advertising to third-party websites. The largest such syndication relationship is with Yahoo! Travel Guides, pursuant to which we provide “show prices” advertising on the Yahoo! Travel Guides’ hotel pages. Other syndication partners include Bing and Axel Springer.

Marketing and Promotions

We have established widely used and recognized brands through marketing and promotion campaigns. We continue to aggressively promote our brands, particularly our flagship brand TripAdvisor. Our marketing programs are intended to build and maintain the value of our brands, promote consumer engagement and contributions, drive qualified clicks to our partners and strategically position our brands in the market. Our long-term success depends on our continued ability to maintain and increase the overall number of consumers flowing through our brand in a cost-effective manner, as well as our ability to attract consumers who will share their own content from their trips. Our marketing channels include SEM and SEO. We also reach consumers across the web through our online marketing program, and offline through our offline brand campaigns. We also utilize CRM in which we send relevant and engaging traveler communications to our members via email. We have a robust global public relations program that yields placements on a constant basis in major print and online publications. We continue to look for new ways to build brand awareness and expand new channels, which may include traditional media and social media channels including Facebook and Twitter to deepen customer engagement. We syndicate our content so that other sites can feature TripAdvisor branding and content. Lastly, marketing and product development initiatives are closely tied. We are constantly creating helpful features and functionality so that our consumers can discover more relevant travel and review content that they want to talk about and share with their friends.

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

We believe that mobile bookings are necessary to maintain and grow our business as consumers increasingly turn to mobile devices and mobile applications. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile apps are not downloaded and used by travel consumers, we could lose market share to existing or new entrants and our future growth and results of operations could be adversely effected. As a result, we have made significant progress creating mobile offerings which have received strong reviews, solid download trends and are driving a material and increasing share of our business. Our smartphone monetization strategies are still developing, as smartphone monetization remains significantly lower than desktop monetization of hotel shoppers during the year ended December 31, 2014, while tablets monetize more closely to desktops.

Competition

We face competition for content, users, and advertisers. Our primary competitors include large online portals, social networking sites and search engines, such as Google, Microsoft’s Bing (including Bing Travel), Yahoo! (including Yahoo! Travel) and Baidu. We face competition from OTAs (such as Expedia and Priceline and their respective subsidiaries), as well as wholesalers, tour operators and traditional offline travel agencies. We also compete with a wide range of other companies, including Airbnb, Inc., Ctrip.com International, Ltd., HolidayCheck AG, HomeAway, Inc., Yelp, Inc. and OpenTable, Inc., a subsidiary of Priceline.

We believe we are the world’s largest global platform for travel-related reviews and opinions and we face competition in the travel review space from OTAs, such as Expedia and Priceline and their respective subsidiaries, which solicit reviews from travelers who book travel on their websites. With respect to our restaurant and attractions business, we face competition for reviews from OpenTable, a subsidiary of Priceline and Yelp, Inc. Moreover, networks with significant installed user bases such as Google (for example, via Google + Local and Google Hotel Finder) have begun to compete more directly with us by attracting and accumulating user-generated reviews and opinions or may pursue the acquisition of travel-related content directly from consumers, and other networks and channels, like Facebook, could choose to do the same.

In the competition to attract users, we rely on our ability to acquire traffic through offline brand recognition and brand-direct efforts such as television, email and online search, whether unpaid or paid. Unpaid search is sometimes referred to as SEO, which is the practice of developing websites with relevant and current content that rank well in “organic,” or unpaid, search engine results. SEO can be affected by a number of factors including competitive site content, changes to our website architecture and page designs, changes to search engine ranking algorithms, or changes to display ordering in search engine results such as preferred placement for internal products offered by search engines. SEM is a form of Internet marketing that involves the promotion of websites by increasing their visibility in search engine results pages through the use of paid placement, contextual advertising, and paid inclusion. SEM is a competitive marketplace with competitors continually updating their traffic acquisition strategies and economic models across a large number of keywords and markets.

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

Certain of the companies we do business with are also our competitors. The consolidation of our competitors and partners, including Expedia (through its investment in Trivago) and Priceline (through its acquisition of Kayak and OpenTable), may affect our competitiveness and partner relationships. As the market evolves for online travel content and the technology supporting it, including new platforms such as smartphone and tablet computing devices, we anticipate that the existing competitive landscape will change and new competitors may emerge.

Intellectual Property

Our intellectual property, including patents, trademarks, copyrights, domain names, trade dress, proprietary technology and trade secrets, is an important component of our business. We rely on our intellectual property rights in our content, proprietary technology, software code, ratings indexes, databases of reviews and forum content, images, videos, graphics and brands. We have acquired some of our intellectual property rights through licenses and content agreements with third parties. These licenses and agreements may place restrictions on the use of our intellectual property.

We protect our intellectual property by relying on our terms of use, confidentiality procedures and contractual provisions, as well as on international, national, state and common law rights. In addition, we enter into confidentiality and invention assignment agreements with employees and contractors, and confidentiality agreements with other third parties. We protect our brands by pursuing the trademark registration of our core brands, such as TripAdvisor and the Owl Logo, maintaining our trademark portfolio, securing contractual trademark rights protection when appropriate, and relying on common law trademark rights when appropriate. We also register copyrights and domain names as deemed appropriate. Additionally, we protect our trademarks, domain names and copyrights with the use of intellectual property licenses and an enforcement program.

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

United States federal, state and foreign governments are also considering alternative legislative and regulatory proposals that would increase regulation on Internet advertising. It is impossible to accurately predict whether new taxes or regulations will be imposed on our services, and whether or how we might be affected. Increased regulation of the Internet could increase the cost of doing business or otherwise materially adversely affect our business, financial condition or operational results.

Our Reportable Segments

During the fourth quarter of 2014, management changed TripAdvisor’s reportable segments to reflect changes in the management reporting structure of the organization, primarily due to recent business acquisitions, and the manner in which the chief operating decision maker, or CODM, regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources. We believe this new segment structure better provides the CODM with information to assess performance and to make resource allocation decisions. The CODM for the company is our Chief Executive Officer.

The revised reporting structure includes two reportable segments: Hotel and Other. Our Other segment consists of the aggregation of three operating segments, which include our Attractions, Restaurants and Vacation Rentals businesses.

Hotel Segment

Our Hotel segment accounted for 91% of our Company’s consolidated revenue in 2014.

Our Hotel segment includes revenue generated from services related to hotels, including click-based and display-based advertising revenue from making hotel room nights, airline reservations, and cruise reservations available for price comparison and booking, as well as subscription-based products such as Business Listings, transaction-based products such as Jetsetter and Tingo, and other revenue related to hotels.

The Hotel segment’s financial performance is principally dependent on our ability to grow click-based advertising revenue. This revenue stream is highly dependent upon growth in our hotel shoppers, how effectively we convert hotel shoppers into revenue, and the price we get paid per hotel shopper, all of which equates to revenue per hotel shopper. The term “hotel shoppers” refers to users who view servlets on our websites that contain a listing of hotels in a city or visitors to a specific hotel page on TripAdvisor.

More than half of TripAdvisor users visit pages that are not hotel related.  Revenue generated from these users is reflected in our Other segment below.

Other Segment

Our Other segment accounted for 9% of our consolidated revenue in 2014 and consists of the following businesses below:

•

Attractions.  We provide, through Viator, information and services for researching and booking destination activities around the world. Viator works with local operators to provide travelers with access to tours and activities in popular destinations worldwide, earning a commission for such service. In addition to its consumer-direct business, Viator also provides local experiences to affiliate partners, including some of the world’s top airlines, hotels and travel agencies.

•

Restaurants.  We have several websites that provide online and mobile reservation services that connect restaurants with diners.  These websites are currently focused on the European market, primarily through Lafourchette.  Lafourchette is an online restaurant booking platform with a network of restaurant partners across Europe.  Lafourchette also offers management software solutions helping restaurants to maximize business by providing a flexible online booking, discount and data tool. We generate revenue primarily by charging a fee for each restaurant guest seated through the online reservation systems.

•

Vacation Rentals. We offer individual property owners and property managers the ability to list their properties available for rental and connect with travelers using a subscription-based fee structure or a free-to-list, commission per booking based option. Our vacation rental inventory currently includes full home rentals, condos, villas, beach rentals, cabins, cottages, and many other accommodation types.  These properties are listed across a number of platforms, including TripAdvisor Vacation Rentals, U.S.-based FlipKey (which includes the Vacation Home Rentals site that was acquired during 2014), and our European-based Holiday Lettings and Niumba businesses.

Substantially all of our revenue from our Other segment is included in subscription-based, transaction and other revenue.

Financial Information about Reportable Segments and Geographic Information

For the years ended December 31, 2014, 2013 and 2012 our two most significant advertising partners, Expedia and Priceline, each accounted for more than 10% of our consolidated revenue and combined accounted for 46%, 47% and 48% of our consolidated revenue, respectively.  This concentration of revenue is recorded in our Hotel segment for these reporting periods. As of December 31, 2014 and 2013, Expedia accounted for 15% and 14%, respectively, of our total accounts receivable.

Financial information related to our two reportable segments and geographic information required herein is contained in “Note 16 — Segment and Geographic Information,” in the notes to our consolidated financial statements.

Employees

As of December 31, 2014, we had approximately 2,793 employees. Of these employees, approximately 1,292 were based in the United States. We believe that we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

Expenditures by travel advertisers tend to be seasonal. Historically, our strongest quarter has been the third quarter, which is a key travel research period, with the weakest quarter being the fourth quarter. However, adverse economic conditions or continued growth of our international operations with differing holiday peaks may influence the typical trend of our seasonality in the future.

Additional Information

Company Website and Public Filings

We maintain a corporate website at www.tripadvisor.com. Except as explicitly noted, the information on our website, as well as the websites of our various brands and businesses, is not incorporated by reference in this Annual Report on Form 10-K, or in any other filings with, or in any information furnished or submitted to, the SEC.

We make available, free of charge through the Investor Relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

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

You should consider carefully the risks described below together with all of the other information included in this Annual Report as they may impact our business, results of operations and/or financial condition. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

If we are unable to continue to increase visitors to our websites and to cost-effectively convert these visitors into repeat users or contributors, our advertising revenue could decline.

The primary asset that we use to attract visitors traffic to our websites and convert these visitors into repeat users is our continued ability to collect, create, organize and distribute high-quality, commercially valuable content that meets user’s specific interests and enables them to share and interact with the content and supporting communities. There can be no assurances that we will continue to obtain content in a cost-effective manner or in a manner that meets rapidly changing consumer demand. Any failure to obtain such content or organize and distribute such content in a manner that will engage users, or a failure to provide products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and reduce traffic driven to our websites, which would make our websites less attractive to advertisers.  Any change in the cost structure pursuant to which we obtain our content, or in travelers’ relative appreciation of user-based versus expert content or our user-based content versus other sites’ user-based content, could also reduce traffic driven to our websites which would negatively impact our business and financial performance.

We derive substantially all of our revenue from advertising and any significant reduction in spending by advertisers could harm our business.

We derive substantially all of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. While we enter into master advertising contracts with our partners, these agreements generally address matters such as privacy and compliance, payment terms and conditions, termination and indemnities.  Most of our click-based advertising contracts can be terminated by our partners at will or on short notice. Our ability to grow advertising revenue with our existing or new advertising partners is dependent in large part on our ability to generate revenue for them. Advertisers will not continue to do business with us if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis, or if we do not deliver advertisements in an effective manner. If we are unable to provide value to our advertisers, they will likely stop placing ads on our websites, which would harm our revenues and business. We cannot guarantee that our current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with us.

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

Furthermore, our CPC pricing for click-based advertising depends, in part, on competition between advertisers. If our large advertisers become less competitive with each other, merge with each other or with our competitors, focus more on per-click profit than on traffic volume, or are able to reduce CPCs, this could have an adverse impact on our click-based advertising revenue which would, in turn, have an adverse effect on our business, financial condition and results of operations.

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

We rely heavily on Internet search engines such as Google, both for organic traffic and through the purchase of travel-related keywords, to generate traffic to our websites. We obtain a significant amount of traffic via search engines and, therefore, utilize techniques such as SEO and SEM to improve our placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects our paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent. Furthermore, our failure to successfully manage our SEO and SEM strategies could result in a substantial decrease in traffic to our websites, as well as increased costs if we were to replace free traffic with paid traffic.

In addition, to the extent that Google (including Google + Local and Google Hotel Finder) and Bing (including Bing Travel), or other leading search or metasearch engines that have a significant presence in our key markets, disintermediate OTA’s or travel content providers by offering comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be a material adverse impact on our business and financial performance. For example, during 2012, Google completed its acquisition of flight search technology company ITA Software and separately made changes to its hotel search results, including both expanding and promoting the use of Google + Local. To the extent these actions have a negative effect on our search traffic, whether on desktop, tablet or mobile devices, our business and financial performance could be adversely affected.

We rely on a relatively small number of significant advertisers and any reduction in spending by or loss of those advertisers could seriously harm our business.

We derive a substantial portion of our revenue from a relatively small number of significant advertisers. For example, for the year ended December 31, 2014, our two most significant advertising partners, Expedia and Priceline (and their subsidiaries), accounted for a combined 46% of total revenue. If any of our significant advertisers were to cease or significantly curtail advertising on our websites, we could experience a rapid decline in our revenue over a relatively short period of time.

Our success depends upon the acceptance, and successful measurement, of online advertising as an alternative to offline advertising.

The long-term growth of our business will depend heavily on the continued acceptance of online advertising as an alternative or supplement to offline advertising and the increase in the percentage of the advertising market allocated to online advertising, which may not happen in a manner or to the extent that we currently expect. We compete with traditional media for advertising dollars, in addition to websites with higher levels of traffic. If online advertising ceases to be an acceptable alternative or supplement to offline advertising then our business, financial condition and results of operations will be negatively impacted.

The adoption of online advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. Because the online marketing industry is relatively new and rapidly evolving, it uses different methods than traditional media to gauge its effectiveness. Some of our potential customers have little or no experience using the Internet for advertising and marketing purposes and have allocated only limited portions of their advertising and marketing budgets to the Internet.  As a result, we are continually evaluating changes to aspects of our business model to keep pace with the expectations of users and advertisers, and these changes may not yield the benefits we expect. In particular, we are dependent on our clients’ adoption of new metrics to measure the success of online marketing campaigns.

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

Growth in the use of devices other than desktop computers may negatively affect our revenue and financial results.

Our content was originally designed for users accessing the Internet on a desktop computer. The number of people who access the Internet through devices other than desktops computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles and television set-top devices, has increased substantially in the last few years.  We anticipate that the rate of use of these computing devices will continue to grow. The lower resolution, functionality and memory associated with some of these alternative devices make the use of our products and services through such devices more difficult and versions of our products and services developed for these devices may not be compelling to users.  We have developed services and applications to address limitations of these devices and our advertising revenues continue to grow, however, we monetize users of these devices at a lower rate compared to users who access our websites through desktop computers.

Declines or disruptions in the economy in general and travel industry in particular could adversely affect our businesses and financial performance.

Our businesses and financial performance are affected by the health of the global economy generally as well as the travel industry in particular. The global economy may be adversely impacted by a number of negative economic developments including defaults on government debt, significant increases in fuel and energy costs, tax increases and other matters that could reduce discretionary spending, continued tightening of credit markets, further declines in consumer confidence, and policy missteps. These conditions could have a material adverse impact on our business and financial performance.

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

We believe that the TripAdvisor brand has contributed significantly to our success and that maintaining and enhancing our brand is critical to expanding our base of users, creating content and attracting advertisers. As a result, we invest significantly in brand marketing including television. We expect these investments to continue, or even increase, as a result of a variety of factors, including increased spending from competitors, the increasing costs of supporting multiple brands, expansion into geographies and products where our brands are less well known, inflation in media pricing, and the continued emergence and relative traffic share growth of search engines as destination sites for travelers. Such efforts may not maintain or enhance consumer awareness of our brands and, even if we are successful in our branding efforts, such efforts may not be cost-effective or as efficient as they have been historically. If we are unable to maintain or enhance consumer awareness of our brands or to generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.

We receive significant media coverage in our various geographic markets. Unfavorable publicity regarding, for example, our privacy practices, product changes, the accuracy of user-generated content, product quality, litigation or regulatory activity could adversely affect our reputation with our users and our advertisers. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.

Intense competition could reduce our market share and harm our financial performance.

The market for the services we offer is intensely competitive. We face competition from a number of different sources and many of our competitors have significantly greater and more diversified resources than we do and may be able to leverage other aspects of their business to enable them to compete more effectively against us. More specifically:

•

We face competition from travel service providers such as major hotel companies, airlines and rental car companies, many of which have their own websites to which they drive business. For example, several major hotel companies launched an online hotel reservation service with a stated goal of driving consumers directly to their brand websites thereby reducing the share receive by online travel agents. They may also attempt to improve their competitive position by offering lower room rates, better room availability or additional features or amenities through this reservation service than are available through services like ours.

•

We face competition from online travel agents, such as Expedia and Priceline (and their subsidiaries), and this competition may increase to the extent that these online travel agents accumulate and develop a comprehensive offering of travel-related reviews and resources. The barriers to entry for these companies may be limited given their access to travel-related information and relationships with consumers.

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
•

For our restaurant reservation and attractions business, the competition is not as consolidated as it is for other areas of our business; however, we face competition from certain companies like OpenTable in the United States.

Many of our competitors have significantly greater financial, technical, marketing and other resources compared to us and have expertise in developing online commerce and facilitating Internet traffic as well as large client bases. We expect to face additional competition as other established and emerging companies enter the travel advertising market.

Certain of the companies we do business with, including some of our click-based advertising partners, are also our competitors. The consolidation of our competitors and partners, including Expedia (through its investment in Trivago) and Priceline (through its acquisition of Kayak and OpenTable), may affect our relative competitiveness and our partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites. For example, Google (through its launch of Google Hotel Finder, evolution and expansion of Google + Local and preferred top placement of Places results in Google organic travel search results) and Microsoft’s Bing (through its launch of Bing Travel), have each taken steps to appeal more directly to travel customers, which could lead to diversion of customer traffic to their own websites or those of a favored partner, or undermine our ability to obtain prominent placement in paid or unpaid search results at a reasonable cost, or at all. Competition in our industry may result in pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and financial performance.

We are regularly subject to claims, suits, government investigations, and other proceedings that may result in adverse outcomes.

We are regularly subject to claims, suits, and government investigations involving competition, intellectual property, privacy, consumer protection, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. The sale of hardware products also exposes us to the risk of product liability and other litigation involving assertions about product defects, as well as health and safety, hazardous materials usage, and other environmental concerns. In addition, our businesses face intellectual property litigation, as further discussed later, that exposes us to the risk of exclusion and cease and desist orders, which could limit our ability to sell products and services.

Such claims, suits, and government investigations are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices or product recalls or other field action, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could adversely affect our business and results of operations.

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

Our success depends in part on continued innovation to provide features and services that make our websites and smartphone and tablet computing applications useful for travelers. Our competitors are continually developing innovations in online travel-related services and features. As a result, we are continually working to improve our business model and user experience in order to drive user traffic and conversion dates. We can give no assurances that the changes we make will yield the benefits we expect and will not have adverse impacts that we did not anticipate. If we are unable to continue offering innovative products and services and quality features that travelers want to use, existing users may become dissatisfied and use competitors’ offerings and we may be unable to attract additional users, which could adversely affect our business and financial performance.

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

We operate in a culture that encourages rapid development and release of new and improved products, which may at times result in unintended consequences or decisions that are poorly received by users or advertisers. Our culture also prioritizes user engagement, or website “stickiness,” over short-term financial results. We have taken actions in the past and may continue to make product decisions going forward that have the effect of reducing our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience, conversion rates and/or CPC pricing, thereby ultimately improving our financial performance over the long-term. The short-term reductions in revenue or profitability could be more severe than we anticipate or these decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with users and advertisers, and our business and results of operations could be harmed.

The online vacation rental market is rapidly evolving and if we fail to predict the manner in which the market develops, our business and prospects may suffer.

We offer vacation rental services through our U.S.-based FlipKey and Vacation Home Rentals and European-based Holiday Lettings and Niumba. The online vacation rental market is relatively new and rapidly evolving in many respects, including acceptance of the business model by travelers, property owners and property managers; from a business and marketing perspective as well as the regulatory environment. We operate in various disparate jurisdictions and markets and have limited insight into trends that may develop in those markets and may affect our business. Since we began offering such services, there have been and continue to be significant business, marketing and regulatory developments. Operating in new and untested jurisdictions requires significant management attention and financial resources. We cannot assure that our expansion efforts will be successful, and the investment and additional resources required to establish operations and manage growth may not produce the desired levels of revenue or profitability.

If we fail to attract and maintain a critical mass of vacation rental listings and travelers, our vacation rental marketplaces will become less valuable and this may have a negative impact on our business.

In our vacation rental business, revenue is generated when owners or managers of vacation rental properties pay us fees to list and market vacation rental properties to users who visit the websites comprising our marketplace, owners and/or travelers pay us fees upon booking a transaction and property managers pay us fees for email and telephone leads from potential travelers. As a result, our success in this area primarily depends on our ability to attract owners, managers, travelers and advertisers to our marketplace. If property owners and managers do not perceive the benefits of marketing their properties through our websites, or elect to list them with a competitor instead of listing with us, our volume of new listings and listing renewals may suffer. As a result, we may be unable to offer a sufficient supply and variety of vacation properties to attract travelers to our websites. Larger competitor already exists in the vacation rental space, with significantly more users and listed properties, and new competitors with significant financial resources are continually emerging.

We may be subject to claims that we violated intellectual property rights of others and these claims can be extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

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

Investment in new business strategies and acquisitions could disrupt our ongoing business and present risks not originally contemplated.

We have invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return of capital, and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. We may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control. The controlling person in such a case may have business interests, strategies or goals that are inconsistent with ours, and decisions of the company or venture in which we invested may result in harm to our reputation or adversely affect the value of our investment. Further, we may issue shares of our common stock in these transactions, which could result in dilution to our stockholders.

If the businesses we have acquired or invested in do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed.

We have acquired a number of businesses in the past and our future growth may depend, in part, on future acquisitions, any of which could be material to our financial condition and results of operations. Certain financial and operational risks related to acquisitions that may have a material impact on our business are:

•

Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences;
•	Expected and unexpected costs incurred in identifying and pursuing acquisitions, and performing due diligence on potential acquisition targets that may or may not be successful;
•	Diversion of management’s attention or other resources from our existing business;
•	Difficulties and expenses in integrating the operations, products, technology, privacy protection systems, information systems or personnel of the acquired company;
•	Costs associated with litigation or other claims relating to the acquired company;
•	Impairment of relationships with employees, suppliers and affiliates of our business and the acquired business;
•	The assumption of known and unknown debt and liabilities of the acquired company;
•	Failure of the acquired company to achieve anticipated traffic, revenues, earnings or cash flows or to retain key management or employees;
•	Failure to generate adequate returns on acquisitions and investments;

•	Entrance into markets in which we have no direct prior experience and increased complexity in our business;
•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions; and
•	Adverse market reaction to acquisitions.

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

We have experienced rapid growth in our headcount and operations, which places substantial demands on management and our operational infrastructure. We continue to make substantial investments in our technology, sales and marketing and community management organizations. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, including employees in international markets, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

We are party to a term loan with a remaining principal of $300 million, as well as a revolving credit facility of $200 million at December 31, 2014. These arrangements may limit our ability to secure significant additional financing in the future on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time. Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. In light of periodic uncertainty in the capital and credit markets, there can be no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments. If financing is not available when needed or is not available on favorable terms, we may be unable to issue or develop new or enhanced existing services, complete acquisitions, repurchase equity or otherwise take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition and results of operations. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution.

Furthermore, we are also accumulating a greater portion of our cash flows in foreign jurisdictions than previously, which we consider indefinitely reinvested. The repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, may result in additional U.S. income tax expense and higher cost for such capital.

We have significant indebtedness, which could adversely affect our business and financial condition.

The remaining principal on our term loan $300 million at December 31, 2014. Risks relating to our indebtedness include:

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

We are party to a credit agreement providing for a revolving credit facility with a borrowing capacity of $200 million and a term of five years, as well as a five-year, term loan with an original principal of $400 million to our wholly-owned subsidiary, TripAdvisor Holdings, LLC. The agreements that govern the term loan and revolving credit facility contain various covenants, including those that limit our ability to, among other things:

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

As a condition to the completion of the Spin-Off, Expedia obtained a private letter ruling from the Internal Revenue Service, or IRS, along with an opinion of counsel, regarding the qualification of the Spin-Off and certain related transactions, as transactions that are generally tax free for U.S. federal income tax purposes. The IRS private letter ruling and the opinion of counsel were based on, among other things, certain facts and assumptions as well as the accuracy of certain representations, statements and undertakings that Expedia and we made to the IRS and to counsel. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if we or Expedia breach any of the covenants, the IRS private letter ruling and the opinion of counsel may be invalid.

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

Examples of other risks faced by us as a result of our international operations include, but are not limited to, the following:

•	Political instability;
•	Threatened or actual acts of terrorism;
•

Ability to comply with additional U.S. laws applicable to U.S. companies operating internationally as well as local laws and regulations, including the Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•	Diminished ability to legally enforce contractual rights;
•	Increased risk and limits on enforceability of intellectual property rights;
•	Possible preferences by local populations for local providers;
•	Restrictions on, or adverse consequences related to, the withdrawal of non-U.S. investment and earnings;
•	Restrictions on repatriation of cash as well as restrictions on investments in operations in certain countries;
•	Financial risk arising from transactions in multiple currencies as well as currency exchange restrictions;
•	Slower adoption of the Internet as an advertising, broadcast and commerce medium in certain of those markets as compared to the United States;
•	Difficulties in managing staff and operations due to distance, time zones, language and cultural differences; and
•	Uncertainty regarding liability for services, content and intellectual property rights, including uncertainty as a result of local laws and lack of precedent.

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

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business or financial performance.

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

We also have been subject, and we will likely be subject in the future, to inquiries from time to time from regulatory bodies concerning compliance with consumer protection, competition, tax and travel industry-specific laws and regulations. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. Further, if such laws and regulations are not enforced equally against other competitors in a particular market, our compliance with such laws may put us a competitive disadvantage vis-à-vis competitors who do not comply with such requirements.

The promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we provide services could require us to change certain aspects of our business, operations and commercial relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the company to additional liabilities.

Liberty TripAdvisor Holdings, Inc. currently is a controlling shareholder.

Liberty TripAdvisor Holdings, Inc., or LTRIP, effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of our common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires separate class votes). LTRIP’s control of us, as well as the existing provisions of our organizational documents and Delaware law, may discourage or prevent a change of control of us, which may reduce the market price of our common stock.

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

Additionally, we earn an increasing portion of our income, and accumulate a greater portion of cash flow, in foreign jurisdictions, which we consider indefinitely reinvested. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on our U.S. tax expense and cash flows.

We cannot be sure that our intellectual property is protected from copying or use by others, including potential competitors.

Our websites rely on content, brands and technology, much of which is proprietary. We protect our proprietary content, brands and technology by relying on a combination of trademarks, copyrights, trade secrets, patents and confidentiality agreements. In connection with our license agreements with third parties, we seek to control access to, and the use and distribution of, proprietary technology, content and brands. Even with these precautions, it may be possible for another party to copy or otherwise obtain and use our proprietary technology, content or brands without authorization or to develop similar technology, content or brands independently. Effective intellectual property protection may not be available in every jurisdiction in which our services are made available, and policing unauthorized use of our intellectual property is difficult and expensive. Therefore, in certain jurisdictions, we may be unable to protect our intellectual property adequately against unauthorized third-party copying or use, which could adversely affect our business or ability to compete. We cannot be sure that the steps we have taken will prevent misappropriation or infringement our intellectual property. Any misappropriation or violation of our rights could have a material adverse effect on our business. Furthermore, we may need to go to court or other tribunals to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention. Our failure to protect our intellectual property in a cost-effective or effective manner could have a material adverse effect on our business and ability to protect our technology, content and brands.

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

We conduct a significant and growing portion of our business outside the United States. As a result, we face exposure to movements in currency exchange rates, particularly those related to the Euro, British pound sterling, Singapore dollar, Australian dollar, and Chinese renminbi. These exposures include, but are not limited to re-measurement gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur.

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

We rely on computer systems to deliver content and services. We have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent us from efficiently providing content and services to users and third parties. Significant interruptions, outages or delays in internal systems, or systems of third parties that we rely upon, or deterioration in the performance of any such systems, would impair our ability to process transactions or display content and decrease the quality of the services we offer to travelers and users. These interruptions could include security intrusions and attacks on our systems for fraud or service interruption (called “denial of service” or “bot” attacks). If we were to experience frequent or persistent system failures, our business, reputation, and brand could be harmed.

In addition, our backup systems and disaster recovery, business continuity /or contingency plans for certain critical aspects of our operations or business processes may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact or interrupt computer or communications systems or business processes at any time. Although we have put measures in place to protect certain portions of our facilities and assets, any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing content and services to users, travelers and/or third parties for a significant period of time. Remediation may be costly and we may not have adequate insurance to cover such costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.

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

Potential security breaches to our systems, whether resulting from internal or external sources, could significantly harm our business. A party, whether internal or external, that is able to circumvent our security systems could misappropriate user information or proprietary information or cause significant interruptions in our operations. In the past, we have experienced “denial-of-service” type attacks on our systems that have made portions of our websites unavailable for short periods of time as well as unauthorized access of our systems and data. We have acquired a number of companies over the years and may continue to do so in the future. While we make significant efforts to address any information technology security issues with respect to our acquisitions, we may still inherit such risks when we integrate the acquired businesses.  We may need to expend significant resources to protect against security breaches or to investigate and address problems caused by breaches, and reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. Security breaches could also cause travelers and potential users to lose confidence in our security, which would have a negative effect on the value of our brand. Failure to adequately protect against attacks or intrusions, whether for our own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on financial performance.

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

As a public company, we are required to maintain internal control over financial reporting and our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Additionally, we are required to disclose in our Annual Reports on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting and a registered public accounting firm’s attestation report on this assessment. If we are not successful in maintaining effective internal control over financial reporting, there could be inaccuracies or omissions in the consolidated financial information we are required to file with the SEC. Additionally, even if there are no inaccuracies or omissions, we could be required to publicly disclose the conclusion of our management that our internal control over financial reporting or disclosure controls and procedures are not effective. These events could cause investors to lose confidence in our reported financial information, adversely impact our stock price, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits that could be costly to resolve and distract management’s attention, limit our ability to access the capital markets or cause our stock to be delisted from NASDAQ or any other securities exchange on which we are then listed.

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

For the period ended December 31, 2014, the average daily trading volume of our common stock on NASDAQ was approximately 2.2 million shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of the common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If LTRIP or some other stockholder sells substantial amounts of our common stock in the public market, or if there is a perception in the public market that LTRIP might sell shares of our common stock, the market price of our common stock could decrease significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

We believe that our current facilities are adequate for our current operations and that additional leased space can be obtained on reasonable terms if needed. We do not legally own any real estate as of December 31, 2014.

We currently lease approximately 119,000 square feet for our corporate headquarters in Newton, Massachusetts, pursuant to a lease with an expiration date of April 2015.  We are currently in the process of negotiating an extension of this lease until mid-2015.

In June 2013 we entered into an additional lease for an approximately 280,000 square feet rental building which is being built in Needham, Massachusetts by the lessor and will serve as our new corporate headquarters in conjunction with the expiration of our current lease. The transition to our new corporate headquarters is expected to be completed by mid-2015.  Refer to “Note 12— Commitments and Contingencies” in the notes to our consolidated financial statements for further information on our future corporate headquarters.

We also lease an aggregate of approximately 470,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, including New York, Boston, London, and Beijing, pursuant to leases with expiration dates through November 2024. These leases are primarily for our sales offices, subsidiary headquarters, and international management teams.

Item 3.	Legal Proceedings

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims arising out of our operations.  These matters may relate to claims involving alleged infringement of third-party intellectual property rights, defamation, taxes, regulatory compliance and other claims. Rules of the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending legal proceedings that TripAdvisor and our subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on NASDAQ under the ticker symbol “TRIP.” On February 6, 2015, the closing price of our common stock reported on NASDAQ was $68.58 per share.

Our Class B common stock is not listed and there is no established public trading market for that security. As of February 6, 2015, all of our Class B common stock was held by LTRIP.

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on NASDAQ during the period indicated.

	High	Low
Year ended December 31, 2014:
Fourth Quarter 2014:	$91.08	$67.14
Third Quarter 2014:	$110.22	$89.10
Second Quarter 2014:	$111.24	$75.13
First Quarter 2014:	$109.79	$72.57
Year ended December 31, 2013:
Fourth Quarter 2013:	$90.43	$68.11
Third Quarter 2013:	$82.19	$59.54
Second Quarter 2013:	$65.41	$48.18
First Quarter 2013:	$53.73	$42.04

Performance Comparison Graph

The following graph provides a comparison of the total stockholder return from December 21, 2011 to December 31, 2014 of an investment of $100 in cash on December 21, 2011 for TripAdvisor, Inc. common stock and an investment of $100 in cash on November 30, 2011 for (i) the Standard and Poor’s 500 Index (the “S&P 500 Index”), (ii) the NASDAQ Composite Index, , and (iii) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and service companies and e-commerce companies. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Data for the S&P 500 Index, the NASDAQ Composite Index, and the RDG Internet Composite Index assume reinvestment of dividends. We have never paid dividends on our common stock.

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

Holders of Record

As of February 6, 2015, there were 130,126,683 outstanding shares of our common stock held by 2,944 stockholders of record, and 12,799,999 outstanding shares of our Class B common stock held by one stockholder of record: LTRIP.

Dividends

We have never declared or paid dividends and do not expect to pay any dividends for the foreseeable future. Our ability to pay dividends is limited by the terms of a credit agreement, dated as of December 20, 2011, that provides for a revolving credit facility and a term loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Term Loan Facility Due 2016 and Revolving Credit Facility” for additional information regarding our revolving credit facility and term loan.  Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities

During the year ended December 31, 2014, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2014.

In February 2013, we announced that our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. We have in the past, and intend to use in the future, available cash from operations to fund repurchases under the share repurchase program. The repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. The Executive Committee of our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the Company and its stockholders.   As of December 31, 2014, we have $105 million remaining to repurchase shares of our common stock under this share repurchase program.

Equity Compensation Plan Information

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12. of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

We have derived the following selected financial data presented below from our consolidated financial statements and related notes. The information set forth below is not necessarily indicative of future results and should be read in conjunction with the consolidated financial statements and related notes appearing in Item 8 “Financial Statements and Supplementary Data” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in any future period. The financial statements and related financial information pertaining to the periods preceding December 21, 2011 have been presented on a combined basis and reflect the results of TripAdvisor that were ultimately transferred to us as part of the Spin-Off.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Revenue (1)	$1,246	$945	$763	$637	$485
Operating income	340	294	296	273	226
Net Income	226	205	195	178	139
Net income attributable to TripAdvisor, Inc.	226	205	194	178	139
Earnings per share attributable to TripAdvisor, Inc. available to common stockholders:
Basic (2)	$1.58	$1.44	$1.39	$1.33	$1.04
Diluted (2)	1.55	1.41	1.37	1.32	1.04
Shares used in computing net income per share:
Basic (2)	143	143	139	133	133
Diluted (2)	146	145	141	135	133

	December 31,
	2014	2013	2012	2011	2010
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short and long term marketable securities (3)	$594	$670	$586	$184	$93
Working capital (3)(4)	366	387	437	152	34
Total assets (3)	1,959	1,473	1,299	836	723
Long-term debt, less current portion (5)	260	300	340	380	—
Other long-term obligations under build to suit lease	67	8	—	—	—
Total stockholders’ equity and invested equity (6)	1,125	865	727	294	540

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions)
Other Financial Data:
Adjusted EBITDA (7)	$468	$379	$352	$323	$261

(1)

We no longer consider Expedia a related party.  Certain reclassifications have been made to conform the prior period to the current presentation relating to Expedia transactions, which includes the reclassification of revenue from Expedia on our consolidated financial statements to revenue. See “Note 2 —Significant Accounting Policies” in the notes to the consolidated financial statements in Item 8 regarding our reclassifications.

(2)	See “Note 2 —Significant Accounting Policies” in the notes to the consolidated financial statements in Item 8 regarding our calculation of earnings per share numbers.
(3)

Includes one-time exercise proceeds of $215 million related to stock warrant exercises for the year ended December 31, 2012. See “Note 4— Stock Based Awards and Other Equity Instruments” in the notes to the consolidated financial statements in Item 8 for additional information on our equity based instruments.

(4)	Amount does not include available for sale long-term marketable securities of $31 million, $188 million, and $99 million, as of December 31, 2014, 2013, and 2012, respectively.
(5)	See “Note 8— Debt” in the notes to the consolidated financial statements for information regarding our long-term debt.
(6)

See our consolidated statements of changes in stockholders’ equity and “Note 14— Stockholders’ Equity” in the notes to the consolidated financial statements in Item 8 for additional information on changes to our stockholders’ equity and invested capital.

(7)

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

We have provided a reconciliation below of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions)
Adjusted EBITDA	$468	$379	$352	$323	$261
Depreciation (1)	(47)	(30)	(20)	(18)	(13)
Amortization of intangible assets	(18)	(6)	(6)	(8)	(15)
Stock-based compensation	(63)	(49)	(30)	(17)	(7)
Spin-Off costs	—	—	—	(7)	—
Other expense, net	(18)	(10)	(14)	(1)	(2)
Provision for income taxes	(96)	(79)	(87)	(94)	(85)
Net income	$226	$205	$195	$178	$139

(1)	Includes amortization of internal use software and website development costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

TripAdvisor, Inc. owns and operates a portfolio of leading online travel brands.  TripAdvisor, our flagship brand, is the world’s largest travel site, and our mission is to help people around the world plan and book the perfect trip. We accomplish this by, among other things, aggregating millions of travelers’ reviews and opinions about accommodations, destinations, activities and attractions, and restaurants throughout the world so that our users have access to trusted advice wherever their trip takes them. Our platform not only helps users plan their trip with our unique user-generated content, but also enables users to compare real-time pricing and availability so that they can book hotels, vacation rentals, flights, activities and attractions, and restaurants.

Our branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 45 other countries, including China under the brand, daodao.com. Our TripAdvisor-branded websites reached more than 315 million monthly unique visitors during the year ended December 31, 2014, according to Google Analytics. We currently feature more than 200 million reviews and opinions on 1.6 million accommodations – including more than 915,000 hotels and accommodations and 650,000 vacation rentals – as well as 2.4 million restaurants and more than 500,000 attractions in 147,000 destinations throughout the world. In addition to user-generated content, our websites feature price comparison tools, links to partner websites, including travel advertisers, where users can book their travel arrangements. Users may now also complete hotel bookings directly without our partners through tripadvisor.com and also through the TripAdvisor mobile application where coverage is available. In addition to the flagship TripAdvisor brand, we now manage and operate 24 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry.

Executive Summary

Our long-term financial results are principally dependent on our ability to grow click-based advertising revenue, or CPC revenue. We are investing in areas of potential CPC revenue growth, including Instant Booking, international expansion and innovations in the mobile user experience. We are also investing in display-based advertising, Business Listings, Vacation Rentals, Restaurants and Attractions. As the largest online travel website, we are an attractive marketing channel for advertisers—including hotel chains, independent hoteliers, online travel agencies, destination marketing organizations, and other travel-related and non-travel related  product and service providers— who seek to sell their products and services to our large user base. The key drivers of our click-based and display-based advertising revenue are described below, as well as a summary of our key growth areas, current trends impacting our business and our reporting segments, which currently consists of our Hotel segment and Other segment.

Key Drivers of Click-Based Advertising Revenue

For the years ended December 31, 2014, 2013 and 2012, 70%, 74% and 77%, respectively, of our total revenue came from our  CPC product. All of our CPC revenue is included in our Hotel segment.  The key drivers of our CPC revenue include the growth in monthly unique hotel shoppers and revenue per hotel shopper.

•

Hotel shoppers: We believe that total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth. Additionally, we track and analyze sub-segments of our traffic and their correlation to revenue generation and utilize data regarding hotel shoppers as a key indicator of revenue growth. We use the term “hotel shoppers” to refer to visitors who view either a listing of hotels in a city or a specific hotel page. The number of hotel shoppers tends to vary based on seasonality of the travel industry and general economic conditions, as well as other factors outside of our control. Given these factors, as well as the trend towards increased usage on mobile devices (for which usage trends continue to evolve) and international growth, quarterly and annual hotel shopper growth is difficult to forecast. Unique hotel shoppers on TripAdvisor sites increased 17% for the year ended December 31, 2014 over 2013 and increased 35% for the year ended December 31, 2013 over 2012, according to our log files. The deceleration of hotel shopper growth for the year ended December 31, 2014 is primarily due to high hotel shopper growth from search engine optimization (“SEO”) for the year ended December 31, 2013, which provides for a challenging comparative.   Increasing the number of hotel shoppers on our sites remains a top strategic priority.

As our traffic grows and we optimize the hotel shopper experience on our site, the number of pages on which a user can engage with the TripAdvisor brand also grows. We have captured these additional page views in the data for the year ended December 31, 2014 regarding hotel shopper growth and have also updated our historical hotel shopper growth figure for the years ended December 31, 2013 and 2012 for comparative purposes. The impact of this change is immaterial to hotel shopper growth and revenue per hotel shopper and did not affect our consolidated financial statements for any period presented.

•

Revenue per hotel shopper: Revenue per hotel shopper is designed to measure how effectively we convert hotel shoppers into revenue. Revenue per hotel shopper is made up of three factors—the number of monthly unique hotel shoppers, the rate of conversion of a hotel shopper to a paid click and the price per click that we receive.

o

Conversion: Conversion of a hotel shopper to a paid click on a TripAdvisor site is driven by three primary factors: merchandising, commerce coverage and choice. We define merchandising as the number and location of ads that are available on a page; we define commerce coverage as whether we have a client who can take an online booking for a particular property; and we define choice as the number of clients available for any given property.  Hotel shoppers visiting via mobile generally convert to a paid click at a lower rate than hotel shoppers visiting via desktop and tablet.

o

Cost per click (CPC): Cost per click is the effective CPC that partners are willing to pay us for a hotel shopper lead, by participating in a competitive bidding process which determines the CPC price paid. CPCs are generally lower in emerging international markets as well as on mobile, given the use case and form factor of those devices.

Revenue per hotel shopper increased 7% for the year ended December 31, 2014 in comparison to 2013, and decreased 13% for the year ended December 31, 2013 in comparison to 2012, according to our log files. Revenue per hotel shopper increased 7% for the year ended December 31, 2014, largely due to our implementation of hotel metasearch completed in June of 2013, which has resulted in higher CPC pricing paid by our partners, due to higher quality clicks being delivered, offset by relatively lower rates of hotel shopper conversion. Other factors that can impact revenue per hotel shopper include the device and IP addresses from which users access TripAdvisor and the IP address of the user. In our experience, hotel shoppers visiting on mobile devices generally exhibit a lower rate of conversion, monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet and emerging international destinations tend to have lower CPCs associated with them.  A growing percentage of our hotel shoppers are using mobile; this trend will create pressure on the revenue per hotel shopper metric, particularly if we fail to realize the opportunities we anticipate with the transition to more mobile users.

Key Drivers of Display-Based Advertising Revenue

For the years ended December 31, 2014, 2013 and 2012, 11%, 13% and 12%, respectively, of our total revenue came from our display-based advertising products.   Substantially all of our display-based advertising revenue is included in our Hotel segment.  The key drivers of our display-based advertising revenue include the growth in number of impressions sold, or the number of times an ad is displayed on our site, and the revenue we received for such impressions, measured in cost per thousand impressions (“CPM”). According to our logs, number of impressions sold increased 19% for the year ended December 31, 2014 over 2013 and increased 34% for the year ended December 31, 2013 over 2012, which has typically correlated to our hotel shopper growth rates, while pricing decreased 1% for the year ended December 31, 2014 over 2013 and decreased 5% for the years ended December 31, 2013 over 2012.

Key Growth Areas

We continue to invest in areas of potential growth, including our content and community, product innovation, and international expansion.

Content & Community.  TripAdvisor is an online community in which travelers share their experiences with the rest of the community. Establishing and reinforcing that sense of community is a key competitive advantage for TripAdvisor and is a component of our long-term strategic growth plan. As a result, we continue to look for ways to make it easier for users and enjoy a more personalized and social travel planning experience when planning their perfect trip on TripAdvisor and to share their experiences (including by leveraging social features across devices and platforms).

Mobile.  Improving our products and engaging our community on devices other than desktop computers, in particular mobile phones, are key priorities that we believe are critical to maintaining and growing our user base over the long term. As of December 31, 2014,  our mobile apps reached nearly 175 million downloads and average monthly unique visitors via smartphone and tablet devices grew over 60% year-over-year from 87 million to 140 million, according to company log files. We anticipate that the rate of growth in mobile visitors will continue to exceed the growth rate of our overall unique monthly visitors, and that an increasing proportion of users will use mobile devices to access the full range of services available on our sites. We expect to continue to commit resources to improve the features, functionality and commercialization of our mobile websites and applications.

Business Listings. Our Business Listings product enable hotel and accommodation owners to buy placement for pertinent information on TripAdvisor, bringing them closer to potential customers and thereby increasing awareness, engagement, and potentially, direct bookings. In the year ended December 31, 2014, we grew our Business Listings customer base 18% to 81,000 subscribers. We continue to expand our sales force and improve features to grow our subscriber base.

Vacation Rentals. In the year ended December 31, 2014, we grew our Vacation Rental property inventory 19% to more than 650,000 properties, driven by strong listings growth in our free-to-list model. We offer individual property owners and property managers the ability to list using a free-to-list, commission-based structure or a subscription-based fee option and we believe our highly-engaged and motivated user community creates a competitive advantage for us in this market.

Restaurants & Attractions. More than half of our users are not hotel shoppers as they visit TripAdvisor without navigating to pages that contain a listing of hotels in a city or a specific hotel’s page. TripAdvisor has information and user-generated content on 2.4 million restaurants, and more than 500,000 tours and attractions in 147,000 destinations throughout the world. We believe TripAdvisor has a unique opportunity to monetize its community of these non-hotel shoppers looking for places to eat and things to do. With the acquisitions of Lafourchette for online restaurant reservations and Viator for online bookable tours and attractions, we are attempting to match more users with more businesses on mobile and desktop.

Current Trends Affecting Our Business

There are a number of trends that affect our business.   Following are examples of some of the current trends affecting our business:

Increasing Competition. The travel review industry and, more generally, the business of collecting and aggregating travel-related resources and information, continue to be increasingly competitive. In recent years, an increasing number of companies, such as search companies Google, Inc. and Baidu.com, Inc. and large OTAs, have begun to collect and aggregate travel information and resources. We plan to continue to invest in order to remain the leading source of travel reviews as well as continue to enhance our user experience. In addition, we face strong competition in our Other segment, including vacation rentals, restaurants and attractions.   Refer to our discussion above in “—Competition” in Item 1 “Business” section for additional information on our competition.

Increasing Use of Internet and Social Media to Access Travel Information. Commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets. We believe that this trend will continue to create strategic growth opportunities, allowing us to attract new consumers and develop unique and effective advertising solutions. Consumers are increasingly using online social media channels, such as Facebook and Twitter, as a means to communicate and exchange information, including travel information and opinions. Over the years, we have made significant progress using social networking to leverage the expanding use of these channels and enhance traffic diversification and user engagement. We will continue to adapt our user experience in response to a changing Internet environment and usage trends.

Increasing Use of Devices Other than Desktop Computers. Users are increasingly using devices other than desktop computers, including mobile phones, smartphones and handheld computers such as notebooks and tablets, to access the Internet. To address these growing user demands, we continue to extend our platform to develop mobile phone and tablet applications to deliver travel information and resources. Although the substantial majority of our mobile phone users also access and engage with our websites on personal computers and tablets where we display advertising, our users could decide to access our products primarily through mobile phone devices. We do display graphic advertising on smartphones; however, our mobile phone monetization strategies are still developing, as mobile phone monetization is significantly less than desktop and tablet monetization. Mobile phone growth and development remains a key strategy and we will continue to invest and innovate in this growing platform to help us maintain and grow our user base, engagement and monetization over the long term.  An example of our mobile development efforts is Instant Booking, which we integrated into our smartphone sessions in 2014.  This product feature allows travelers to complete a hotel reservation, powered by our OTA and hotelier partners, while remaining on the TripAdvisor mobile app.

Continued Reliance on Click-Based Advertising Revenue. In recent years, the majority of our revenue growth resulted from higher click-based advertising revenue due to increased traffic on our websites and an increase in the volume of clicks on our advertisers’ placements. Although click-based advertising revenue growth has generally been driven by traffic volume, we remain focused on the various other factors that could impact revenue growth, including, but not limited to, the growth in hotel shoppers, CPC pricing fluctuations, the overall economy, the ability of advertisers to monetize our traffic, the quality and mix of traffic to our websites, and the quality and mix of traffic from our advertising placements to advertisers, as well as advertisers’ evolving approach to transaction attribution models and return on investment targets. We monitor and regularly respond to changes in these factors in order to strategically improve our user experience, customer satisfaction and monetization in this dynamic environment. For example, in order to improve user experience, we introduced metasearch functionality to our hotel shoppers in 2013 as discussed under “Improving the Experience” in the “Our Strategy” section in Item 1 “Business.”

Risks Associated with Transaction-Based Revenue.   We currently derive only a small percentage of our revenue from transaction-based offerings; however, these types of offerings create additional risks and expenses.  Transaction revenue is derived from making online bookings available for, among other things, hotel rooms, vacation rentals and destination activities.  During the course of making these arrangements, we collect, use, transmit and store personal information and other consumer data.  The protection of this data is critically important to us.  An increasing number of websites, including the website operated by our subsidiary Viator, have reported compromises of their systems and the data stored within those systems. We rely on strong encryption, authentication and network perimeter security to effectively secure confidential information; however, despite our security measures, our brands’ information technologies and infrastructures may be vulnerable to cyber-attacks or security incidents due to system configurations, employee error, malfeasance or other vulnerabilities.   Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the breach or compromise of the technology used by us to protect transaction data.  In the future, we expect to expend additional resources to enhance our security measures, protect against security breaches and/or to address problems caused by breaches. As we expand our transaction-based businesses, the challenges we face will become more difficult and the measures we must take to protect against them will become more costly.

Segments

During the fourth quarter of 2014, management revised our reportable segments to reflect changes in the management reporting structure of the organization, primarily due to recent business acquisitions, and the manner in which the chief operating decision maker regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources.  We believe this new segment structure better provides the CODM with information to assess performance and to make resource allocation decisions. The chief operating decision maker for the Company is our Chief Executive Officer.

The revised reporting structure includes two reportable segments: Hotel and Other. Our Other segment consists of the aggregation of three operating segments, which include our Vacation Rentals, Restaurants and Attractions businesses. All prior periods have been reclassified to conform to the current reporting structure.  These reclassifications had no effect on our consolidated financial statements.

For further description of our segments see Item 1, Business.

Results of Operations

Selected Financial Data

(in millions, except per share data)

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenue	$1,246	$945	$763	32%	24%

Costs and expenses:
Cost of revenue (exclusive of amortization) (1)	40	18	12	122%	50%
Selling and marketing (2)	502	368	266	36%	38%
Technology and content (2)	171	131	87	31%	51%
General and administrative (2)	128	98	76	31%	29%
Depreciation	47	30	20	57%	50%
Amortization of intangible assets	18	6	6	200%	0%
Total costs and expenses	906	651	467	39%	39%
Operating income	340	294	296	16%	(1)%
Other income (expense):
Interest expense	(9)	(10)	(11)	(10)%	(9)%
Interest income and other, net	(9)	-	(3)	100%	(100)%
Total other expense, net	(18)	(10)	(14)	80%	(29)%
Income before income taxes	322	284	282	13%	1%
Provision for income taxes	(96)	(79)	(87)	22%	(9)%
Net income	226	205	195	10%	5%
Net (income) loss attributable to noncontrolling interest	-	-	(1)	0%	(100)%
Net income attributable to TripAdvisor, Inc.	$226	$205	$194	10%	6%
Earnings per share attributable to TripAdvisor, Inc. available to common stockholders:
Basic	$1.58	$1.44	$1.39	10%	4%
Diluted	$1.55	$1.41	$1.37	10%	3%
Weighted average common shares outstanding:
Basic	143	143	139	0%	3%
Diluted	146	145	141	1%	3%
Other financial data:
Adjusted EBITDA (3)	$468	$379	$352	23%	8%

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$4	$1	$1
Amortization of website development costs included in depreciation	30	20	13
	$34	$21	$14
(2) Includes stock-based compensation expense as follows:
Selling and marketing	$13	$11	$5
Technology and content	27	21	11
General and administrative	23	17	14
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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results reported in accordance with GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the interest expense, or cash requirements necessary to service interest or principal payments on our debt;
•	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation;
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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including cash flows, net income and our other GAAP results.

Refer to “Note 16— Segment and Geographic Information” in the notes to our consolidated financial statements for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented above.

Reclassifications

As previously disclosed, we no longer consider Expedia a related party. Certain reclassifications have been made to conform the prior period to the current presentation relating to Expedia transactions, which includes the reclassification of revenue from Expedia on our statements of operations for the years ended December 31, 2013 and 2012 of $217 million and $204 million, respectively, to revenue, the reclassification of receivables at December 31, 2013 of $16 million, from Expedia, net on our consolidated balance sheets to accounts receivable, as well as operating cash flow reclassifications related to Expedia for the years ended December 31, 2013 and 2012 of cash provided of $8 million and cash used of $17 million, respectively, to operating cash flows for accounts receivable on our consolidated statements of cash flows those years. These reclassifications had no net effect on our consolidated financial statements.

In addition, as discussed above, we revised our reportable segment structure during the fourth quarter of 2014. Consequently all prior periods have been reclassified to conform to the current reporting structure, which is reflected in all segment disclosures made in this Form 10-K. These reclassifications had no effect on our consolidated financial statements.

All other reclassifications, made to conform the prior periods to the current presentation, were not material and had no net effect on our consolidated financial statements.

Consolidated Revenue and Segments

Revenue by Product

We derive the substantial portion of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue from a combination of subscription-based and transaction-based offerings, including: Business Listings; subscription and commission-based offerings from our Vacation Rentals products; transaction revenue from selling room nights through our Jetsetter and Tingo brands; selling destination activities from newly-acquired Viator; fulfilling online restaurant reservations through Lafourchette; as well as other revenue including content licensing.

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(in millions)
Click-based advertising	$870	$696	$588	25%	18%
Display-based advertising	140	119	94	18%	27%
Subscription, transaction and other*	236	130	81	82%	60%
Total revenue	$1,246	$945	$763	32%	24%

* Substantially all revenue reported in our Other segment is from our subscription, transaction and other products.

2014 vs. 2013

Revenue increased $301 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to an increase in click-based advertising revenue of $174 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 17% and an increase in revenue per hotel shopper of 7% for the year ended December 31, 2014. Display-based advertising increased by $21 million during the year ended December 31, 2014, primarily as a result of a 19% increase in the number of impressions sold when compared to the same period in 2013, primarily due to increased sales productivity, ad tech improvements that have enhanced marketers ability to target, coupled with worldwide growth particularly in emerging markets, partially offset by a decrease in pricing by 1% for the same period. Subscription, transaction and other revenue increased by $106 million during the year ended December 31, 2014, primarily due to growth in our Business Listings and Vacation Rentals products, as well as revenue generated by the businesses we acquired during 2014 of $43 million.

2013 vs. 2012

Revenue increased $182 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to an increase in click-based advertising revenue of $108 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 35% for the year ended December 31, 2013, partially offset by lower revenue per hotel shopper of 13% for the year ended December 31, 2013, primarily due to a combination of lower user conversion related to our transition to hotel metasearch, growth in hotel shoppers on smartphones, which have a lower monetization rate than desktops and tablets, and growth in emerging international markets that are currently monetizing at lower levels than our mature markets. Display-based advertising increased by $25 million during the year ended December 31, 2013, primarily as a result of a 34% increase in the number of impressions sold due to increased sales productivity coupled with our new Delayed Ad Call product, and worldwide growth particularly in emerging markets when compared to the same period in 2013, partially offset by a decrease in pricing by 5% for the year ended December 31, 2013. Subscription, transaction and other revenue increased by $49 million during the year ended December 31, 2013, primarily due to growth in our Business Listings and Vacation Rentals products.

Segment Results

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
REVENUE:	(in millions)
Hotel	$1,135	$899	$732	26%	23%
Other	111	46	31	141%	48%
Total revenue	$1,246	$945	$763	32%	24%
ADJUSTED EBITDA (1):
Hotel	$472	$384	$349	23%	10%
Other	(4)	(5)	3	20%	(267)%
Total ADJUSTED EBITDA	$468	$379	$352	23%	8%
ADJUSTED EBITDA Margin (2):
Hotel	42%	43%	48%
Other	(4)%	(11)%	10%

(1)

Included in Adjusted EBITDA is a general and administrative expense allocation for each segment, which is based on the segment’s percentage of our total personnel costs. See “Note 16 — Segment and Geographic Information,” in the notes to our consolidated financial statements for more information.

(2)

We define “Adjusted EBITDA margin”, a non-GAAP measure, as Adjusted EBITDA as a percentage of revenue. See “Adjusted EBITDA” discussion above for more information on the limitations of using Adjusted EBITDA, a non-GAAP measure, as an analytical tool.

2014 vs. 2013

Hotel

Our Hotel segment revenue increased $236 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to an increase in click-based advertising revenue of $174 million and an increase in display-based advertising of $21 million. Subscription, transaction and other revenue increased by $41 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to growth in Business Listings.

Adjusted EBITDA in our hotel segment increased $88 million during the year ended December 31, 2014 when compared to the same period in 2013, due to an increase in revenue, partially offset, primarily by increased personnel and overhead costs, and SEM and other online traffic acquisition costs. The segment’s Adjusted EBITDA margin for the year ended December 31, 2014, was essentially flat when compared to the same period in 2013.

Other

Our Other segment revenue increased $65 million during the year ended December 31, 2014 when compared to the same period in 2013. This was driven by growth in Vacation Rentals, primarily due to our free-to-list commission-based booking model, as well as by incremental revenue, primarily related to our 2014 acquisitions of Lafourchette and Viator.

Adjusted EBITDA in our Other segment remained essentially flat during the year ended December 31, 2014 when compared to the same period in 2013.  Our Vacation Rentals, Attractions, and Restaurants businesses, are all at earlier stages of their growth and business life cycle, and therefore at points requiring significant investments to fund growth initiatives, which is a contributing factor to this reportable segment currently operating at a loss.

2013 vs. 2012

Hotel

Our Hotel segment revenue increased $167 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to an increase in click-based advertising revenue of $108 million and an increase in display-based advertising of $25 million. Subscription, transaction and other revenue increased by $34 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to growth in Business Listings.

Adjusted EBITDA in our hotel segment increased $35 million during the year ended December 31, 2014 when compared to the same period in 2013, due to an increase in revenue, partially offset, primarily by increased personnel and overhead costs, SEM and other online traffic acquisition costs, and costs incurred for our 2013 television advertising campaign, offset by a decrease in social media costs. The segment’s Adjusted EBITDA margin for the year ended December 31, 2013, decreased by 5% when compared to the same period in 2012.

Other

Our Other segment revenue increased $15 million during the year ended December 31, 2013 when compared to the same period in 2012. This was driven by growth in Vacation Rentals.

Adjusted EBITDA in our Other segment decreased by $8 million during the year ended December 31, 2013 when compared to the same period in 2012.  This was driven by increased spending to fund growth initiatives in Vacation Rentals.

Revenue by Geography

The following table presents our revenue by geographic region, which reflects how we view our geographic revenue internally. Revenue by geography is based on the geographic location of our websites:

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(in millions)
Revenue by geographic region:
North America (1)	$629	$494	$409	27%	21%
EMEA (2)	405	291	240	39%	21%
APAC (3)	156	122	82	28%	49%
LATAM (4)	56	38	32	47%	19%
Total	$1,246	$945	$763	32%	24%

(1)	United States and Canada*
(2)	Europe, Middle East and Africa
(3)	Asia-Pacific
(4)	Latin America
*	Canada is included in international revenue below for discussion purposes.

International revenue increased $171  million and $105 million during the years ended December 31, 2014 and 2013, respectively, compared to the same periods in 2013 and 2012. International revenue represented 52%, 51%, and 49% of total revenue during the years ended December 31, 2014, 2013, and 2012, respectively. The increase in international revenue, in absolute dollars and as a percentage of total revenue, is primarily due to additional investment in international expansion and growth in international hotel shoppers.

Consolidated Expenses

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

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(in millions)
Direct costs	$31	$18	$12	72%	50%
Personnel and overhead	9	-	-	100%	0%
Total cost of revenue	$40	$18	$12	122%	50%
% of revenue	3.2%	1.9%	1.6%

2014 vs. 2013

Cost of revenue increased $22 million during the year ended December 31, 2014, respectively, when compared to the same periods in 2013, primarily due to increased data center costs, driven by higher site traffic; increased merchant credit card and transaction fees, driven by additional transaction costs from our recent business acquisitions and free-to-list growth in our Vacation Rental business; and customer support costs.  In total, our restaurant and attraction businesses contributed $6 million to our cost of revenue in 2014, of which $3 million related to personnel and overhead.

2013 vs. 2012

Cost of revenue increased $6 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to increased data center costs, driven by higher site traffic and merchant credit card fees.

Selling and Marketing

Sales and marketing expenses primarily consist of direct costs, including SEM and other online traffic acquisition costs, syndication costs and affiliate program commissions, brand advertising, television and other offline advertising, and public relations. In addition, our indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation and bonuses for sales, sales support, customer support and marketing employees.

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(in millions)
Direct costs	$347	$243	$177	43%	37%
Personnel and overhead	155	125	89	24%	40%
Total selling and marketing	$502	$368	$266	36%	38%
% of revenue	40.3%	38.9%	34.9%

2014 vs. 2013

Direct selling and marketing costs increased $104 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to increased SEM costs, other online traffic acquisition costs, costs related to our television campaign, in addition to incremental costs from our recent business acquisitions, partially offset by a decrease in spending in social media costs and other offline advertising costs, excluding television advertising.  We spent $33 million on our new television campaign during the year ended December 31, 2014, which was launched in May 2014.  Personnel and overhead costs increased $30 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to an increase in headcount to support business growth, including international expansion and employees joining us through recent business acquisitions, which also increased stock-based compensation costs.  In total, our restaurant and attraction businesses contributed $25 million to our selling and marketing expense in 2014, of which $8 million related to personnel and overhead.

2013 vs. 2012

Direct selling and marketing costs increased $66 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to increased SEM costs, other traffic acquisition costs and brand advertising costs, and an increase in offline advertising costs, primarily television advertising of $30 million, partially offset by a decrease in spending in social media costs. Personnel and overhead costs increased $36 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to an increase in headcount to support business growth, including international expansion and employees joining us through business acquisitions, and also increased stock-based compensation costs.

Technology and Content

Technology and content expenses consist of personnel and overhead expenses, including salaries and benefits, stock-based compensation and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our websites and mobile apps. Other costs include licensing, maintenance expense, computer supplies, and technology hardware.

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(in millions)
Personnel and overhead	$147	$114	$76	29%	50%
Other	24	17	11	41%	55%
Total technology and content	$171	$131	$87	31%	51%
% of revenue	13.7%	13.9%	11.4%

2014 vs. 2013

Technology and content costs increased $40 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as additional personnel costs related to employees joining us through recent business acquisitions and also increased stock-based compensation costs.  In total, our restaurant and attraction businesses contributed $6 million to our technology and content expense in 2014, of which $4 million related to personnel and overhead.

2013 vs. 2012

Technology and content costs increased $44 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion, enhanced site features, extending our products onto smartphone and tablet platforms, and development of our hotel metasearch product, as well as an increase in stock based compensation and additional personnel costs related to employees joining us through business acquisitions.

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

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(in millions)
Personnel and overhead	$87	$66	$51	32%	29%
Professional service fees and other	41	32	25	28%	28%
Total general and administrative	$128	$98	$76	31%	29%
% of revenue	10.3%	10.4%	10.0%

2014 vs. 2013

General and administrative costs increased $30 million during the year ended December 31, 2014, when compared to the same period in 2013, primarily due to personnel costs and overhead costs related to an increase in headcount to support our business operations, as well as additional personnel costs related to employees joining us through recent business acquisitions and professional fees primarily related to our 2014 business acquisitions, higher charitable contributions and increased bad debt expense.  In total, our restaurant and attraction businesses contributed $8 million to our cost of revenue in 2014, of which $5 million related to personnel and overhead.

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

Depreciation

	Year ended December 31,
	2014	2013	2012
	(in millions)
Depreciation	$47	$30	$20
% of revenue	3.8%	3.2%	2.6%

2014 vs. 2013

Depreciation expense increased $17 million during the year ended December 31, 2014 when compared to the same period in 2013 primarily due to increased amortization related to capitalized software and website development costs.

2013 vs. 2012

Depreciation expense increased $10 million during the year ended December 31, 2013 when compared to the same period in 2012 primarily due to increased amortization related to capitalized software and website development costs.

Amortization of Intangible Assets

	Year ended December 31,
	2014	2013	2012
	(in millions)
Amortization of intangible assets	$18	$6	$6
% of revenue	1.4%	0.6%	0.8%

2014 vs. 2013

Amortization of intangible assets increased $12 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to incremental amortization on purchased definite lived intangibles related to our 2014 business acquisitions. Refer to “Note 3— Acquisition” in the notes to our consolidated financial statements for additional information on our acquisitions.

2013 vs. 2012

Amortization of intangible assets did not materially change during the year ended December 31, 2013 when compared to the same period in 2012. Incremental amortization related to acquired definite lived intangibles from business acquisitions during 2013 was offset by the completion of amortization related to certain technology intangible assets from prior years.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our Credit Agreement and Chinese Credit Facilities.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Interest expense	$(9)	$(10)	$(11)

2014 vs. 2013

Interest expense decreased $1 million during the year ended December 31, 2014 when compared to the same periods in 2013, primarily due to a lower principal on our term loan amount related to our Credit Agreement.  Refer to “Note 8— Debt” for additional information on our outstanding borrowing facilities.

2013 vs. 2012

Interest expense decreased $1 million during the year ended December 31, 2013 when compared to the same periods in 2012, primarily due to a combination of a lower principal amount and a lower effective interest rate on our Term Loan related to our Credit Agreement.  Refer to “Note 8— Debt” for additional information on our outstanding borrowing facilities.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned and amortization of discounts and premiums on our marketable securities, and net foreign exchange gains and losses.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Interest income and other, net	$(9)	$-	$(3)

2014 vs. 2013

Interest income and other, net decreased $9 million during the year ended December 31, 2014, respectively, when compared to the same periods in 2013, primarily due to the fluctuation of foreign exchange rates. Our interest income is primarily due to investing in marketable securities.   Refer to “Note 5— Financial Instruments” for additional information on our portfolio investment as of December 31, 2014.

2013 vs. 2012

Interest income and other, net increased $3 million during the year ended December 31, 2013, respectively, when compared to the same periods in 2012, primarily due to the fluctuation of foreign exchange rates. Our interest income is primarily due to investing in marketable securities.   Refer to “Note 5— Financial Instruments” for additional information on our portfolio investment as of December 31, 2013.

Provision for Income Taxes

	Year ended December 31,
	2014	2013	2012
	(in millions)
Provision for income taxes	$96	$79	$87
Effective tax rate	29.8%	27.8%	30.9%

2014 vs. 2013

Our effective tax rate increased 2% during the year ended December 31, 2014 over the same period in 2013. The change in the effective tax rate for 2014 compared to the 2013 rate was primarily due to a change in jurisdictional earnings and certain discrete items.

Our effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower. This is partly driven by a decrease in the statutory tax rate in the United Kingdom from 23% to 21% in 2014, and our tax incentive on qualifying income in Singapore granted by the Singapore Economic Development Board in 2011. Our effective tax rate is partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions.

The United Kingdom statutory tax rate is set to decrease from 21% to 20% effective April 1, 2015, which will reduce our effective tax rate.

2013 vs. 2012

Our effective tax rate decreased 2% during the year ended December 31, 2013 over the same period in 2012.

The decrease in the effective tax rate for 2013 compared to the 2012 rate was primarily due to an increase in earnings in jurisdictions outside the United States as well as an internal restructuring that occurred during the fourth quarter of 2012. This restructuring was undertaken within our non-U.S. operations to align our global structure for more efficient treasury management and global cash deployment.   Additionally, during the third quarter of 2013, Massachusetts enacted a statute that changed how sales are apportioned from being a cost of performance measure to market based sourcing, which resulted in a lower overall state effective tax rate.

Liquidity and Capital Resources

The following section explains how we have generated and used our cash historically, describes our current capital resources and discusses our future financial commitments.

Cash Requirements

The following table aggregates our material contractual obligations and minimum commercial commitments as of December 31, 2014:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Term Loan (1)	$300	$40	$260	$—	$—
Expected interest payments on Term Loan (1)	9	5	4	—	—
Chinese credit facilities (1)	38	38	—	—	—
Operating leases	114	19	27	26	42
Build to suit lease obligation (2)	143	1	18	18	106
Total (3)(4)(5)(6)	$604	$103	$309	$44	$148

(1)

The amounts included as expected interest payments on the Term Loan in this table are based on the current effective interest rate and payment terms as of December 31, 2014, but, could change significantly in the future. Amounts assume that our existing debt is repaid at maturity and do not assume additional borrowings or refinancings of existing debt. See “Note 8— Debt” in the notes to the consolidated financial statements for additional information on our Term Loan and Chinese Credit Facilities.

(2)	Estimated future minimum rental payments for our future corporate headquarters in Needham, MA. See discussion under “Office Lease Commitments” below.
(3)	Excludes current liabilities already recorded on the consolidated balance sheet at December 31, 2014, as these liabilities are expected to be paid within one year.
(4)

Excluded from the table was $68 million of unrecognized tax benefits, including interest, that we have recorded in other long-term liabilities for which we cannot make a reasonably reliable estimate of the amount and period of payment. We estimate that approximately $1 million will be paid within the next twelve months.

(5)

Excluded from the table is our obligation to fund a charitable foundation. The Board of Directors of the charitable foundation is currently comprised of Stephen Kaufer- President and Chief Executive Officer, Julie M.B. Bradley-Chief Financial Officer and Seth J. Kalvert- Senior Vice President, General Counsel and Secretary. Our obligation was calculated at 2.0% of OIBA in 2014. For a discussion regarding OIBA see “Note 16— Segment and Geographic Information” in the notes to the consolidated financial statements.

(6)

Excludes spending on anticipated leasehold improvements on our Needham, Massachusetts lease, including design, development, construction costs, and the purchase and installation of equipment, net of related landlord incentives which we estimate will be in the range of $25-$30 million primarily incurred during the first six months of 2015.

Term Loan Facility Due 2016 and Revolving Credit Facility

On December 20, 2012, in connection with the Spin-Off, we entered into the Credit Agreement, which provides $600 million of borrowing including:

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

As of December 31, 2014 we are using a one-month interest period Eurocurrency Spread which is approximately 1.7% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically. A 25 basis point change in the interest rate on the current Term Loan balance would result in an increase or decrease to interest expense of approximately $1 million per annum.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of December 31, 2014 there are no outstanding borrowings under our Revolving Credit Facility.

Prepayments

We may voluntarily repay any outstanding borrowing under the Credit Agreement at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans.

Guarantees

All obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized direct or indirect wholly-owned domestic and foreign restricted subsidiaries, subject to certain exceptions for subsidiaries that are controlled foreign corporations, foreign subsidiaries in jurisdictions where applicable law would otherwise be violated and non-material subsidiaries.

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

As of December 31, 2014 we are in compliance with all of our debt covenants.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of December 31, 2014 and 2013, we had $38 million and $28 million of short term borrowings outstanding, respectively.

Certain of our Chinese subsidiaries are entered into a RMB 189,000,000 (approximately $30 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no-specific expiration period. We had $19 million of outstanding borrowings from the Chinese Credit Facility—BOA as of December 31, 2014. Our Chinese Credit Facility—BOA currently bears interest based at a 100% of the People’s Bank of China’s base rate, which was 5.6% as of December 31, 2014.

In addition, certain of our Chinese subsidiaries are entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”).  We had $19 million of outstanding borrowings from the Chinese Credit Facility-JPM as of December 31, 2014. Our Chinese Credit Facility—JPM currently bears interest based at a 100% of the People’s Bank of China’s base rate, which was 5.6% as of December 31, 2014.

Office Lease Commitments

We currently lease approximately 119,000 square feet for our corporate headquarters in Newton, Massachusetts, pursuant to a lease with an expiration date of April 2015.  We are currently in the process of negotiating an extension of this lease until mid-2015.

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

The aggregate future minimum lease payments are $143 million and are currently scheduled to be paid, beginning in November 2015, as follows: $1 million for 2015, $9 million for 2016, $9 million for 2017, $9 million for 2018, $9 million for 2019 and $106 million for 2020 and thereafter. The Lease has escalating rental payments and initial periods of free rent. TA LLC was also obligated to deliver a letter of credit to the Landlord in the amount of $1 million as security deposit, which amount is subject to increase under certain circumstances. TA LLC also has an option to extend the term of the Lease for two consecutive terms of five years each. In connection with the Lease, TripAdvisor entered into a Guaranty (the “Guaranty”), pursuant to which TripAdvisor provides full payment and performance guaranty for all of TA LLC’s obligations under the Lease.

We have concluded we are the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in the fourth quarter of 2013.  Since construction began, we have recorded estimated project construction costs incurred by the landlord as a construction in progress asset and a corresponding long term liability in “Property and equipment, net” and “Other long-term liabilities,” respectively, on our consolidated balance sheets. We will continue to increase the asset and corresponding long term liability as additional building costs are incurred by the landlord during the construction period.  In addition, the amounts that we have paid or incurred for normal tenant improvements and structural improvements have also been recorded to the construction-in-progress asset.

Once the landlord completes the construction of the Premises (estimated to be mid 2015), we will evaluate the Lease in order to determine whether or not the Lease meets the criteria for “sale-leaseback” treatment under GAAP. If the Lease meets the “sale-leaseback” criteria, we will remove the asset and the related liability from our consolidated balance sheet and treat the Lease as either an operating or capital lease based on the our assessment of the accounting guidance.  However, we currently expect that upon completion of construction of the Premises that the Lease will not meet the "sale-leaseback" criteria.

If the Lease does not meet “sale-leaseback” criteria, we will treat the Lease as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the initial term of the lease. And at the conclusion of the lease term, we would de-recognize both the net book values of the asset and financing obligation. Although we will not begin making lease payments pursuant to the Lease until November 2015, the portion of the lease obligations allocated to the land is treated for accounting purposes as an operating lease that commenced in 2013.

We also lease an aggregate of approximately 470,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, in cities such as, New York, Boston, London, and Beijing, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with expiration dates through November 2024.

Letters of Credit

As of December 31, 2014, we have issued unused letters of credit totaling $1 million, related to our property leases.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,
	2014	2013	2013
	(in millions)
Net cash provided by (used in):
Operating activities	$387	$349	$239
Investing activities	(234)	(196)	(244)
Financing activities	(41)	(170)	190

Our principal source of liquidity is cash flows generated from operations, although liquidity needs can also be met through drawdowns under our credit facilities discussed above. As of December 31, 2014 and 2013, we had $594 million and $670 million of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of December 31, 2014 approximately $435 million of our cash, cash equivalents and short and long-term marketable securities are held by our international subsidiaries, primarily in the United Kingdom, and are related to earnings we intend to reinvest permanently outside the United States. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $630 million as of December 31, 2014. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Cash held is primarily denominated in U.S. dollars.

As of December 31, 2014, $199 million was available under our Revolving Credit Facility representing the total $200 million facility less $1 million of outstanding letters of credit. There are currently no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility bears interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points, as of December 31, 2014. In addition we have approximately $12 million available under our Chinese Credit Facilities, which currently bear interest at a 100% of the People’s Bank of China’s base rate, which was 5.6% as of December 31, 2014.

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

2014 vs. 2013

Operating Activities

For the year ended December 31, 2014, net cash provided by operating activities increased by $38 million or 11% when compared to the same period in 2013, primarily due to an increase in net income of $21 million and an increase in non-cash items affecting cash flows of $23 million, which is primarily due to an increase in the following items; stock-based compensation; depreciation; amortization of intangibles; fluctuation of foreign exchange rates, offset by an increase in excess tax benefits from stock-based awards and deferred tax benefits.  Working capital movements decreased $6 million mainly related to the timing of customer receipts, income tax payments, vendor and merchant payments, partially offset by growth in our business.

Investing Activities

For the year ended December 31, 2014, net cash used in investing activities increased by $38 million when compared to the same period in 2013, primarily due to an increase in cash paid for acquisitions of businesses in 2014 of $296 million and an increase in capital expenditures of $26 million in 2014, when compared against 2013, partially offset by a net decrease in cash used for the purchases, sales and maturities of marketable securities of $284 million.

Financing Activities

For the year ended December 31, 2014, net cash used in financing activities decreased by $129 million when compared to the same period in 2013, primarily due to an increase of $8 million in excess tax benefits related to stock compensation, a decrease of $12 million in repayments of our outstanding borrowings on our Chinese Credit Facilities in 2014, and payments of $145 million for common stock share repurchases under our authorized share repurchase program in 2013, which did not reoccur in 2014. This was offset by a reduction in proceeds from the exercise of our stock options of $21 million in 2014, due to the introduction in the third quarter of 2013 of the net share settlement of the majority of our stock options and an increase in payments of minimum withholding taxes related to net share settlement of equity awards of $19 million in 2014.

2013 vs. 2012

Operating Activities

For the year ended December 31, 2013, net cash provided by operating activities increased by $110 million or 46% when compared to the same period in 2012, primarily due to an increase in net income of $10 million and an increase in non-cash items not affecting cash flows of $35 million, which is primarily related to increased stock based compensation and depreciation. Working capital movements increased $64 million for the year ended December 31, 2013 when compared to the same period in 2012, primarily due to an increase in operating cash flow from deferred merchant payables of $18 million and lower income tax payments primarily due to a lower effective tax rate with the remaining increase related to the timing of customer receipts, cash receipts from Expedia, income tax payments, and vendor payments.

Investing Activities

For the year ended December 31, 2013, net cash used in investing activities decreased by $48 million when compared to the same period in 2012, primarily due to the sale and maturity of marketable securities of $326 million in 2013. This was primarily offset by an increase in the purchases of marketable securities by $213 million, cash paid for 2013 business acquisitions of $35 million, net of cash acquired, and an increase in capital expenditures of $26 million. In addition, we received $7 million during 2012 from Expedia related to Spin-Off, which did not reoccur in 2013.

Financing Activities

For the year ended December 31, 2013, net cash provided by financing activities decreased by $360 million when compared to the same period in 2012 primarily due to an increase of $20 million in principal payments on our Term Loan, payments of $145 million for common stock share repurchases under our authorized share repurchase program, a reduction of $207 million in proceeds related to the exercise of our stock options and warrants, primarily due to one-time warrant proceeds of $215 million during 2012 and the introduction in Q3 2013 of the net share settlement of the majority of our stock option exercises, and a $15 million repayment of our outstanding borrowings on our Chinese Credit Facilities in 2013. This was offset by a $10 million repayment of our outstanding borrowing on our Revolving Credit Facility in 2012 that did not reoccur in 2013 and $22 million paid to purchase the remaining shares of our non-controlling interest in 2012 that did not reoccur in 2013.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contingencies

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims involving, among other things, arising out of our operations.  These matters may relate to claims involving alleged infringement of third-party intellectual property rights, defamation, taxes, regulatory compliance and other claims. Rules of the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending legal proceedings that TripAdvisor and our subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Related Party Transactions

For information on our relationships with Expedia and Liberty Interactive Corporation refer to “Note 15 —Related Party Transactions” in the notes to our consolidated financial statements.

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

There are certain critical estimates that we believe require significant judgment in the preparation of the consolidated financial statements. We consider an accounting estimate to be critical if:

•	It requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time management was making the estimate; and/or
•	Changes in the estimate or different estimates that management could have selected may have had a material impact on our financial condition or results of operations.

Our significant accounting policies and estimates are more fully described in “Note 2— Significant Accounting Policies” in the notes to our consolidated financial statements. A discussion of information about the nature and rationale for our critical accounting estimates is below.

Business Combination Valuations and Recoverability of Goodwill, Indefinite and Definite-Lived Intangible Assets

Goodwill. We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. We assess goodwill, which is not amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). Goodwill is allocated to our reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.

In the evaluation of goodwill for impairment, we generally first perform a qualitative assessment to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that the implied fair value of the reporting unit is less than the carrying amount. If we determine that it is not more likely than not that the implied fair value of the goodwill is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the goodwill is less than its carrying amount, we then perform a quantitative assessment and compare the implied fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its implied fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

In determining the estimated fair value of assets acquired and liabilities assumed in business combinations and for determining implied fair values of reporting units in a quantitative goodwill impairment test, we use one of the following recognized valuation methods: the income approach (including discounted cash flows), the market approach or the cost approach. Our significant estimates in those fair value measurements include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples. Further, when measuring fair value based on discounted cash flows, we make assumptions about risk-adjusted discount rates, future price levels, rates of increase in revenue, cost of revenue, and operating expenses, weighted average cost of capital, rates of long-term growth, and income tax rates. Valuations are performed by management or third party valuation specialists under management's supervision, where appropriate. We believe that the fair values assigned to the assets acquired and liabilities assumed in business combinations and impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.

As part of our qualitative assessment for our 2014 goodwill impairment analysis on October 1, the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) comparison of our current financial performance to historical and budgeted results, and (f) changes in excess market capitalization over book value based on our current common stock price and latest unaudited consolidated balance sheet. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that goodwill was not impaired.

Subsequent to the annual impairment test on October 1, 2014, as discussed in “Note 16—Segment and Geographic Information," the composition of our operating segments, and our reporting units, has been revised. As a result of this revision, we performed an updated goodwill impairment analysis as of December 31, 2014, for each of our four reporting units which we have identified: Hotels, Vacation Rentals, Restaurants and Attractions.  As part of our qualitative assessment for our Hotel reporting unit, we considered the same factors used above in our October 1 qualitative assessment. As part of our process for our Vacation Rentals, Restaurants and Attractions reporting units, we began our qualitative analysis leveraging quantitative valuations for recent acquisitions in these reporting units, prepared by third party appraisers or management, which were used by management for initial purchase accounting required under GAAP. We then considered many of the same qualitative factors used in our October 1, 2014 qualitative assessment and the impact that changes in such factors would have on the inputs previously used in those recent quantitative valuations. After considering this information, we determined that, regarding all reporting units, it was more likely than not that these assets were not impaired at December 31, 2014.

Indefinite-Lived Intangible Assets. Intangible assets that have indefinite lives are not amortized and are tested for impairment annually on October 1, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Similar to the qualitative assessment for goodwill, we may assess qualitative factors to determine if it is more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount, we compare the implied fair value of the indefinite-lived asset with its carrying amount. If the carrying value of an individual indefinite-lived intangible asset exceeds its implied fair value, the individual asset is written down by an amount equal to such excess. The assessment of qualitative factors is optional and at our discretion. We may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and resume performing the qualitative assessment in any subsequent period.

As part of our qualitative assessment for our 2014 impairment analysis on October 1, the factors that we considered for our indefinite-lived intangible assets included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) comparison of our current financial performance to historical and budgeted results, (f) changes in excess market capitalization over book value based on our current common stock price and latest unaudited consolidated balance sheet, and (g) comparison of the excess of the fair value of our trade names and trademarks to the carrying value of those same assets, using the results of our most recent quantitative assessment. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that these assets were not impaired.

Since the annual impairment test on October 1, 2014, there have been no events or changes in circumstances to indicate any potential impairment to our indefinite lived intangible assets. In the event that future circumstances indicate that our indefinite-lived intangibles are impaired, an impairment charge would be recorded.

There were no impairment charges recognized to our consolidated statement of operations during the years ended December 31, 2014, 2013 and 2012 related to our goodwill and indefinite lived intangible assets.

Definite-Lived Intangible Assets and Other Long-Lived Assets. Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of two to twelve years. The straight-line method of amortization is currently used for our definite-lived intangible assets as it approximates, or is our best estimate, of the distribution of the economic use of our identifiable intangible assets. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.

Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset by determining if the carrying value of the asset exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset over the remaining economic life of the asset. If the recoverability test indicates that the carrying value of the asset is not recoverable, we will estimate the fair value of the asset using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured by the amount that the carrying value of such assets exceeds their fair value and would be included in operating income on the consolidated statement of operations. We have not identified any circumstances that would warrant an impairment assessment of any recorded assets in our consolidated balance sheet at December 31, 2014.

For additional information on our goodwill, indefinite-lived intangibles and definite-lived intangibles refer to “Note 7— Goodwill and Intangible Assets, net” in the notes to our consolidated financial statements.

Income Taxes

We record income taxes under the asset and liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

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

We have not provided for deferred U.S. income taxes on undistributed earnings of our foreign subsidiaries, which we intend to reinvest permanently outside the United States. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable, at this time, to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

See “Note 9— Income Taxes” in the notes to our consolidated financial statements for further information on income taxes.

Stock-Based Compensation

Stock Options

The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Stock options granted during the year ended December 31, 2014 had a term of ten years from the date of grant and generally vest over a four-year requisite service period.

During the year ended December 31, 2014, we issued 578,973 of primarily service based stock non-qualified stock options under the 2011 Incentive Plan with a weighted average grant-date fair value per option of $46.65 and assumed acquisition related options of 100,595 with a weighted average grant-date fair value per option of $80.31. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

The estimated fair value of the options granted under the 2011 Incentive Plan to date, have been calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards, which includes the risk-free rate of return, expected volatility, expected term and expected dividend yield.

Our risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. We have estimated the volatility of our common stock, to date, by using an average of our historical stock price volatility and of publicly traded companies that we consider peers based on daily price observations.  We have estimated our expected term, to date, using the simplified method, as we have not had sufficient historical exercise data on our common stock to date. Our expected dividend yield is zero, as we have not paid any dividends on our common stock to date and do not expect to pay any cash dividends for the foreseeable future.

As the Company now has three years of post-Spin-Off equity award activity, beginning in February 2015, we will change our method of estimating our expected term, from the simplified method, and use historical exercise behavior and expected post-vest termination data. Simultaneously, we will also begin estimating our expected volatility by equally weighting the historical volatility and implied volatility on our own stock.  Historical volatility will be determined using actual daily price observations of our stock price over a period equivalent to or approximate to the expected term of our stock option grants to date. Implied volatility represents the volatility of our actively traded options on our stock, with remaining maturities in excess of twelve months and market prices approximate to the exercise prices of the stock option grant. These changes are not expected to materially affect our future consolidated financial statements.

Restricted Stock Units (RSUs)

RSUs are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests. During the year ended December 31, 2014, we issued 752,460 of primarily service based RSUs under the 2011 Incentive Plan with a weighted average grant date fair value per option of $93.36.  RSUs are measured at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term (generally a four-year requisite service period) on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. Estimated forfeitures are calculated consistent with the methodology used for our stock options using historical data to estimate pre-vesting RSU forfeitures.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. We have considered various factors when estimating expected forfeitures, including, the employee class and historical forfeiture experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and, to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised and will also impact the amount of stock compensation expense to be recognized in future periods.

Refer to “Note 4— Stock Based Awards and Other Equity Instruments” in the notes to our consolidated financial statements for further information on current year equity award activity.

Websites and Internal Use Software Development Costs

We capitalize certain costs incurred during the application development stage related to the development of websites and internal use software when it is probable the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Capitalized costs include internal and external costs, if direct and incremental, and deemed by management to be significant. We expense costs related to the planning and post-implementation phases of software and website development as these costs are incurred. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software resulting in added functionality, in which case the costs are capitalized. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites and internal use software, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website and internal use software development costs we capitalize and amortize could change in future periods.

Refer to “Note 6— Fixed Assets” in the notes to our consolidated financial statements for further information on our development of websites and internal use software.

Revenue Recognition

We recognize revenue from our services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Deferred revenue, which primarily relates to our subscription-based and commission based arrangements, is recorded when payments are received in advance of our performance as required by the underlying agreements.

Click-based Advertising. Revenue is derived primarily from click-through fees charged to our travel partners for traveler leads sent to the travel partners’ website. We record revenue from click-through fees after the traveler makes the click-through to the travel partners’ websites.

Instant booking commission revenue is recorded at the time a traveler books a hotel transaction on our site where we do not assume cancellation risk. In transactions in which we assume cancellation risk, we record revenue when we receive cash from our travel partners, given the current uncertainty of the traveler’s stay.  We have no post-booking service obligations for Instant Booking transactions.

Display-based Advertising. We recognize display advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract. Subscription-based revenue is recognized ratably over the related contractual period over which service is delivered.

Attractions. We receive cash from the consumer at the time of booking of the destination activity and record these amounts, net of commissions, as deferred merchant payables on our consolidated balance sheet. Commission revenue is recorded as deferred revenue at the time of booking and later recognized when the consumer has completed the destination activity or as the consumer’s refund privileges lapse. We pay the destination activity operators after the travelers’ use.

Restaurants. We recognize reservation revenues (or per seated diner fees) on a transaction-by-transaction basis as diners are seated by our restaurant customers. Subscription-based revenue is recognized ratably over the related contractual period over which the service is delivered.

Vacation Rentals. We generate revenue from customers for online advertising listing services related to the listing of their properties for rent on a subscription basis, over a fixed-term, or on a free-to-list option. Payments for term-based paid subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably on a straight-line basis over the listing period. We generate commission revenue from our free-to-list bookings option. We receive cash from travelers at the time of booking, net of commissions, and record as deferred merchant payables on our consolidated balance sheet. Commission revenue is recorded as deferred revenue at the time of booking and later recognized when the traveler has completed the stay or as the travelers’ refund privileges lapse. We pay the customer or property owner after the travelers’ stay.

New and Recently Adopted Accounting Pronouncements

For a discussion of new and recently adopted accounting pronouncements, see “Note 2— Significant Accounting Policies” in the notes to our consolidated financial statements.

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

In order to provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our current investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2014, a hypothetical 100 basis point increase in interest rates across all maturities would result in an approximate $1 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

As of December 31, 2014, we had $300 million of debt under our Term Loan, which has a variable rate. The variable interest rate on the Term Loan is based on current assumptions, leverage and LIBOR rates. Based on our current loan balance through December 31, 2014, a 25 basis point change in our interest rate on the Term Loan would result in an increase or decrease to interest expense of approximately $1 million per annum. We currently do not hedge our interest rate risk; however, we are continually evaluating the interest rate market, and if we become increasingly exposed to potentially volatile movements in interest rates, and if these movements are material, this could cause us to adjust our financing strategy.

We did not experience any significant impact from changes in interest rates for the years ended December 31, 2014, 2013 or 2012.

Foreign Currency Exchange Rates

We conduct business in certain international markets, primarily the European Union, the United Kingdom, Singapore, Australia and China. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates.

Some of our foreign subsidiaries maintain their accounting records in their respective local currencies other than the U.S. dollar (primarily in British pound sterling). Consequently, changes in currency exchange rates may impact the translation of foreign financial statements into U.S. dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, revenue, operating expenses, operating income and net income. Similarly, our net assets, revenue, operating expenses, operating income and net income will decrease if the U.S. dollar strengthens against local currency. The effect of foreign exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. A hypothetical 10% decrease of the foreign exchange rates relative to the U.S. Dollar, or strengthening of the U.S. Dollar, would generate an unrealized loss of approximately $21 million related to an decrease in our net assets held in functional currencies other than the U.S. Dollar as of December 31, 2014, which would be recorded to accumulated other comprehensive loss on our consolidated balance sheet.

In addition, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses. We recognize these transactional gains and losses (primarily Euro currency transactions) in our consolidated statements of operations and have recorded foreign exchange losses of $10 million, $0 million and $3 million for the years ended December 31, 2014, 2013 and 2012, respectively, in other, net on our consolidated statements of operations.

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

Our objective is to hedge only those currency exposures that can be confidently identified and quantified and that may result in significant impacts to our cash or the consolidated statement of operations. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

Our current derivative contracts principally address foreign exchange fluctuation risk for the Euro versus the U.S. Dollar. We account for our derivative instruments as either assets or liabilities and carry them at fair value.

As of December 31, 2014 and 2013, we had outstanding forward currency contracts not designated as hedging contracts with a notional value of $20 million and $5 million, respectively. These contracts are all short-term in nature. The fair value of these derivatives at both December 31, 2014 and 2013, were not material and are recorded in accrued expenses and other current liabilities on our consolidated balance sheets. For the years ended December 31, 2014 and 2013, expense related to our derivatives contracts was recorded to other, net on our consolidated statements of operations and was not material. A hypothetical 10% change of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would not have a material impact on the fair value of our outstanding derivatives as of December 31, 2014 and 2013. Refer to “Note 5— Financial Instruments” in the notes to the consolidated financial statements for further detail on our derivative instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TripAdvisor, Inc.:

We have audited the accompanying consolidated balance sheet of TripAdvisor, Inc. and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TripAdvisor, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TripAdvisor, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

February 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of TripAdvisor, Inc.:

We have audited the accompanying consolidated balance sheet of TripAdvisor, Inc. as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TripAdvisor, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 11, 2014, except for Note 2 and Note 16,

as to which the date is

February 17, 2015

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenue (Note 2)	$1,246	$945	$763
Costs and expenses:
Cost of revenue (1)	40	18	12
Selling and marketing (2)	502	368	266
Technology and content (2)	171	131	87
General and administrative (2)	128	98	76
Depreciation	47	30	20
Amortization of intangible assets	18	6	6
Total costs and expenses:	906	651	467
Operating income	340	294	296
Other income (expense):
Interest expense	(9)	(10)	(11)
Interest income and other, net	(9)	-	(3)
Total other expense, net	(18)	(10)	(14)
Income before income taxes	322	284	282
Provision for income taxes	(96)	(79)	(87)
Net income	226	205	195
Net (income) loss attributable to noncontrolling interest	-	-	(1)
Net income attributable to TripAdvisor, Inc.	$226	$205	$194
Earnings per share attributable to TripAdvisor, Inc. available to common stockholders (Note 2):
Basic	$1.58	$1.44	$1.39
Diluted	$1.55	$1.41	$1.37
Weighted average common shares outstanding (Note 2):
Basic	143	143	139
Diluted	146	145	141
(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles	$4	$1	$1
Amortization of website development costs included in depreciation	30	20	13
	$34	$21	$14
(2) Includes stock-based compensation expense as follows:
Selling and marketing	$13	$11	$5
Technology and content	$27	$21	$11
General and administrative	$23	$17	$14

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year ended December 31,
	2014	2013	2012
Net income	$226	$205	$195
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(31)	1	2
Total other comprehensive (loss) income	(31)	1	2
Comprehensive income	195	206	197
Less: comprehensive income attributable to noncontrolling interest	-	-	(1)
Comprehensive income attributable to TripAdvisor, Inc.	$195	$206	$196

(1)

Foreign currency translation adjustments exclude income taxes due to our practice and intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations. See “Note 14 — Stockholders’ Equity”.

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$455	$351
Short-term marketable securities (Note 5)	108	131
Accounts receivable, net of allowance for doubtful accounts of $7 and $3 at December 31, 2014 and December 31, 2013, respectively (Note 2)	151	113
Prepaid expenses and other current assets	33	35
Total current assets	747	630
Long-term assets:
Long-term marketable securities (Note 5)	31	188
Property and equipment, net (Note 6)	195	82
Other long-term assets	38	19
Intangible assets, net (Note 7)	214	52
Goodwill (Note 7)	734	502
TOTAL ASSETS	$1,959	$1,473
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19	$10
Deferred merchant payables (Note 2)	93	30
Deferred revenue	57	44
Credit facility borrowings (Note 8)	38	28
Borrowings, current (Note 8)	40	40
Taxes payable (Note 9)	20	5
Accrued expenses and other current liabilities (Note 10)	114	86
Total current liabilities	381	243
Deferred income taxes, net (Note 9)	39	13
Other long-term liabilities (Note 11)	154	52
Borrowings, net of current portion (Note 8)	260	300
Total Liabilities	834	608
Commitments and contingencies (Note 12)
Stockholders’ equity: (Note 14)
Preferred stock, $0.001 par value
Authorized shares: 100,000,000	—	—
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 132,315,465 and 131,537,798
Shares outstanding: 130,121,292 and 129,417,089
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	673	608
Retained earnings	628	402
Accumulated other comprehensive income (loss)	(31)	—
Treasury stock-common stock, at cost, 2,194,173 and 2,120,709 shares	(145)	(145)
Total Stockholders’ Equity	1,125	865
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,959	$1,473

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except share data)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	(loss) income	Treasury stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2011	120,661,808	$-	12,799,999	$-	$294	$3	$(3)	—	$—	$294
Net income attributable to TripAdvisor, Inc.						194				194
Foreign currency translation adjustments							2			2
Issuance of common stock related to exercise of options, warrants and vesting of RSUs	9,398,330	-			231					231
Tax benefits on equity awards, net					4					4
Minimum withholding taxes on net share settlements of equity awards					(7)					(7)
Adjustment to the fair value of redeemable noncontrolling interest					(15)					(15)
Reclassification of non-employee equity awards to liability					(2)					(2)
Stock-based compensation					26					26
Balance as of December 31, 2012	130,060,138	$-	12,799,999	$-	$531	$197	$(1)	—	$—	$727
Net income attributable to TripAdvisor, Inc.						$205				205
Foreign currency translation adjustments							1			1
Issuance of common stock related to exercise of options and vesting of RSUs	1,477,660	$-			27					27
Repurchase of common stock								(2,120,709)	(145)	(145)
Tax benefits on equity awards, net					12					12
Minimum withholding taxes on net share settlements of equity awards					(14)					(14)
Stock-based compensation					52					52
Balance as of December 31, 2013	131,537,798	$-	12,799,999	$-	$608	$402	$-	(2,120,709)	$(145)	$865
Net income attributable to TripAdvisor, Inc.						226				226
Foreign currency translation adjustments							(31)			(31)
Issuance of common stock related to exercise of options and vesting of RSUs	777,667	-			3					3
Tax benefits on equity awards, net					20					20
Minimum withholding taxes on net share settlements of equity awards					(33)					(33)
Fair value of stock options assumed in connection with acquisition					5					5
Stock-based compensation					70					70
Other								(73,464)		-
Balance as of December 31, 2014	132,315,465	$-	12,799,999	$-	$673	$628	$(31)	$(2,194,173)	$(145)	$1,125

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2014	2013	2012
Operating activities:
Net income	$226	$205	$195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	47	30	20
Stock-based compensation expense	63	49	30
Amortization of intangible assets	18	6	6
Amortization of deferred financing costs	1	1	1
Amortization of discounts and premiums on marketable securities, net	3	5	1
Deferred tax (benefit) expense	(17)	5	(5)
Excess tax benefits from stock-based compensation	(20)	(12)	(3)
Provision (recovery) for doubtful accounts	3	1	(1)
Other, net	11	1	1
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, prepaid expenses and other assets (Note 2)	(26)	(12)	(32)
Accounts payable, accrued expenses and other liabilities	18	17	32
Deferred merchant payables	(9)	17	(1)
Income taxes, net	60	27	(17)
Deferred revenue	9	9	12
Net cash provided by operating activities	387	349	239
Investing activities:
Acquisitions, net of cash acquired	(331)	(35)	(3)
Capital expenditures, including internal-use software and website development	(81)	(55)	(29)
Purchases of marketable securities	(251)	(432)	(219)
Sales of marketable securities	336	175	—
Maturities of marketable securities	93	151	—
Distributions proceeds from Expedia related to Spin-Off	—	—	7
Net cash used in investing activities	(234)	(196)	(244)
Financing activities:
Repurchase of common stock	—	(145)	—
Proceeds from credit facilities	13	10	15
Payments to credit facilities	(3)	(15)	(10)
Principal payments on long-term debt	(40)	(40)	(20)
Proceeds from exercise of stock options and warrants	3	24	231
Payment of minimum withholding taxes on net share settlements of equity awards	(33)	(14)	(7)
Excess tax benefits from stock-based compensation	20	12	3
Payments to purchase subsidiary shares from noncontrolling interest	—	—	(22)
Payments on construction in-process related to build to suit lease obligation, net	(1)	(2)	—
Net cash (used in) provided by financing activities	(41)	(170)	190
Effect of exchange rate changes on cash and cash equivalents	(8)	1	(1)
Net increase (decrease) in cash and cash equivalents	104	(16)	184
Cash and cash equivalents at beginning of period	351	367	183
Cash and cash equivalents at end of period	$455	$351	$367
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes, net of refunds	$54	$50	$108
Cash paid during the period for interest	$7	$8	$10
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of construction in-process related to build to suit lease obligation	$52	$8	$—
Capital expenditures incurred but not yet paid primarily related to build to suit lease	$10	$—	$—
Non-cash fair value increase for redeemable noncontrolling interests	$—	$—	$15

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BUSINESS DESCRIPTION

We refer to TripAdvisor, Inc. and our wholly-owned subsidiaries as “TripAdvisor,” “the Company,” “us,” “we” and “our” in these notes to the consolidated financial statements.

During 2011, Expedia announced its plan to separate into two independent public companies in order to better achieve certain strategic objectives of its various businesses. On December 20, 2011 Expedia completed the spin-off of TripAdvisor into a separate publicly traded Delaware corporation. We refer to this transaction as the “Spin-Off.” TripAdvisor’s common stock began trading on the NASDAQ as an independent public company on December 21, 2011 under the trading symbol “TRIP.”

On December 11, 2012, Liberty Interactive Corporation, or Liberty, purchased an aggregate of 4,799,848 shares of common stock of TripAdvisor from Barry Diller, our former Chairman of the Board of Directors and Senior Executive, and certain of his affiliates (the “Stock Purchase”). As a result, Liberty beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock.

On August 27, 2014, the entire beneficial ownership of our common stock and Class B common stock held by Liberty was indirectly acquired by Liberty TripAdvisor Holdings, Inc. (“LTRIP”) by means of a spin-off (the “Liberty Spin-Off”). In the Liberty Spin-Off, Liberty, LTRIP’s former parent company, distributed, by means of a dividend, to the holders of its Liberty Ventures common stock, Liberty’s entire equity interest in LTRIP.  As a result of the Liberty Spin-Off, LTRIP became a separate, publicly traded company and 100% of Liberty’s interest in TripAdvisor is now held by LTRIP.

As December 31, 2014, LTRIP beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 14.0% of the outstanding shares of Common Stock and 100% of the outstanding shares of Class B Common Stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.7% of the outstanding common stock (calculated in accordance with Rule 13d-3). Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56.6% of our voting power.

Description of Business

TripAdvisor is an online travel company, empowering users to plan and book the perfect trip. TripAdvisor’s travel research platform aggregates reviews and opinions of members about accommodations, destinations, activities and attractions, and restaurants, throughout the world so that our users have access to trusted advice wherever their trip takes them. Our platform not only helps users plan their trip with our unique user-generated content, but also enables users to compare real-time pricing and availability so that they can book hotels, vacation rentals, flights, activities and attractions, and restaurants.

Our flagship brand is TripAdvisor.  TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 45 countries including in China under the brand daodao.com. In addition to the flagship TripAdvisor brand, we manage and operate 24 other media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector, which include; www.airfarewatchdog.com, www.bookingbuddy.com, www.cruisecritic.com, www.everytrail.com, www.familyvacationcritic.com, www.flipkey.com, www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.independenttraveler.com, www.jetsetter.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com and www.iens.nl), www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.tripbod.com, www.vacationhomerentals.com, www.viator.com, www.virtualtourist.com, and www.kuxun.cn. For further description of our other travel brands see Item 1, Business.

We derive substantially all of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue from a combination of subscription-based and transaction-based offerings, including: Business Listings; subscription and commission-based offerings from our Vacation Rentals products; transaction revenue from selling room nights through our Jetsetter and Tingo brands; selling destination activities from Viator; fulfilling online restaurant reservations through Lafourchette; as well as other revenue including content licensing.

We have two reportable segments: Hotel and Other. Our Other segment consists of the aggregation of three operating segments, which include our Vacation Rentals, Restaurants and Attractions businesses. Our operating segments are determined based on how our chief operating decision maker manages our business, regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources.  For further information on our reportable segments see “Note 16 — Segment and Geographic Information,” in the notes to our consolidated financial statements.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include TripAdvisor, our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We record noncontrolling interest in our consolidated financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Noncontrolling interest in the earnings and losses of consolidated subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated entities. We have eliminated significant intercompany transactions and accounts. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include; (i) recoverability of intangible assets and goodwill; (ii) recoverability and useful life of long-lived assets; (iii) accounting for income taxes; (iv) purchase accounting for business combinations and (v) stock-based compensation.

Reclassifications

As previously disclosed, we no longer consider Expedia a related party. Certain reclassifications have been made to conform the prior period to the current presentation relating to Expedia transactions, which includes the reclassification of revenue from Expedia on our statements of operations for the years ended December 31, 2013 and 2012 of $217 million and $204 million, respectively, to revenue, the reclassification of receivables at December 31, 2013 of $16 million, from Expedia, net on our consolidated balance sheets to accounts receivable, as well as operating cash flow reclassifications related to Expedia for the years ended December 31, 2013 and 2012 of cash provided of $8 million and cash used of $17 million, respectively, to operating cash flows for accounts receivable on our consolidated statements of cash flows those years. These reclassifications had no net effect on our consolidated financial statements.

In addition, as discussed above, we revised our reportable segment structure during the fourth quarter of 2014. Consequently all prior periods have been reclassified to conform to the current reporting structure, which is reflected in all required segment disclosures made in this Form 10-K. These reclassifications had no effect on our consolidated financial statements.

All other reclassifications, made to conform the prior period to the current presentation, were not material and had no net effect on our consolidated financial statements.

Revenue Recognition

We recognize revenue from our services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Deferred revenue, which primarily relates to our subscription-based and commission based arrangements, is recorded when payments are received in advance of our performance as required by the underlying agreements.

Click-based Advertising. Revenue is derived primarily from click-through fees charged to our travel partners for traveler leads sent to the travel partners’ website. We record revenue from click-through fees after the traveler makes the click-through to the travel partners’ websites.

Instant booking commission revenue is recorded at the time a traveler books a hotel transaction on our site where we do not assume cancellation risk. In transactions in which we assume cancellation risk, we record revenue when we receive cash from our travel partners, given the current uncertainty of the traveler’s stay.  We have no post-booking service obligations for Instant Booking transactions.

Display-based Advertising. We recognize display advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract. Subscription-based revenue is recognized ratably over the related contractual period over which service is delivered.

Attractions. We receive cash from the consumer at the time of booking of the destination activity and record these amounts, net of commissions, as deferred merchant payables on our consolidated balance sheet. Commission revenue is recorded as deferred revenue at the time of booking and later recognized when the consumer has completed the destination activity or as the consumer’s refund privileges lapse. We pay the destination activity operators after the travelers’ use.

Restaurants. We recognize reservation revenues (or per seated diner fees) on a transaction-by-transaction basis as diners are seated by our restaurant customers. Subscription-based revenue is recognized ratably over the related contractual period over which the service is delivered.

Vacation Rentals. We generate revenue from customers for online advertising listing services related to the listing of their properties for rent on a subscription basis, over a fixed-term, or on a free-to-list option. Payments for term-based paid subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably on a straight-line basis over the listing period. We generate commission revenue from our free-to-list bookings option. We receive cash from travelers at the time of booking, net of commissions, and record as deferred merchant payables on our consolidated balance sheet. Commission revenue is recorded as deferred revenue at the time of booking and later recognized when the traveler has completed the stay or as the travelers’ refund privileges lapse. We pay the customer or property owner after the travelers’ stay.

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

Selling and Marketing

Sales and marketing expenses primarily consist of direct costs, including SEM and other online traffic acquisition costs, syndication costs and affiliate program commissions, brand advertising, television and other offline advertising, and public relations. In addition, our indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation expense and bonuses for sales, sales support, customer support and marketing employees.

Technology and Content

Technology and content expenses consist of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our websites and mobile apps. Other costs include licensing, maintenance expense, computer supplies, and technology hardware.

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

We classify our marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date and as to whether and when we intend to sell a particular security prior to its maturity date. Marketable debt securities with maturities greater than 90 days at the date of purchase and 12 months or less remaining at the balance sheet date will be classified as short-term and marketable debt securities with maturities greater than 12 months from the balance sheet date will generally be classified as long-term. We classify our marketable equity securities, limited to money market funds and mutual funds, as either short-term or long-term based on the nature of each security and its availability for use in current operations. Our marketable debt and equity securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Fair values are determined for each individual security in the investment portfolio.

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

Derivative Financial Instruments

Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We do not use derivatives for trading or speculative purposes.  We account for our derivative instruments as either assets or liabilities and carry them at fair value.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in income. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, both the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. For forward exchange contracts designated as net investment hedges, we exclude changes in fair value relating to changes in the forward carrying component from its definition of effectiveness. Accordingly, any gains or losses related to this component are recognized in current income. We have not entered into any cash flow, fair value or net investment hedges to date as of December 31, 2014.

Derivatives that do not qualify for hedge accounting must be adjusted to fair value through current income. In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our derivative instruments or forward contracts entered into are not designated as hedges as of December 31, 2014 are disclosed below in “Note 5— Financial Instruments” in the notes to the consolidated financial statements. Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in other, net on our consolidated statements of operations. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not expected to be significant due to the short-term nature of the contracts, which to date, have generally had maturities at inception of 90 days or less.  The net cash received or paid related to our derivative instruments are classified as an operating activity in our consolidated statements of cash flow, which is based on the objective of the derivative instruments. These net cash flows have not been material in any reporting period to date.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 30 days and are recorded net of an allowance for doubtful accounts. We record accounts receivable at the invoiced amount. Collateral is not required for accounts receivable. We consider accounts outstanding longer than the contractual payment terms as past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and the condition of the general economy and industry as a whole.

The following table presents the changes in the allowance for doubtful accounts for the periods presented:

	December 31,
	2014	2013	2012
	(in millions)
Allowance for doubtful accounts:
Balance, beginning of period	$3	$3	$5
Charges (recoveries) to earnings	3	1	(1)
Write-offs, net of recoveries and other adjustments	1	(1)	(1)
Balance, end of period	$7	$3	$3

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

We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is three to five years for computer equipment, capitalized software and website development, office furniture and other equipment. We depreciate leasehold improvements using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

Leases

We lease office space in several countries around the world under non-cancelable lease agreements. We generally lease our office facilities under operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on our balance sheet. The terms of certain lease agreements provide for rental payments on a graduated basis, however, we recognize rent expense on a straight-line basis over the lease period in accordance with GAAP. Any lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date we become legally obligated for the rent payments or when we take possession of the office space, whichever is earlier.

We establish assets and liabilities for the estimated construction costs incurred under lease arrangements where we are considered the owner for accounting purposes only, or build-to-suit leases, to the extent we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, we assess whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance under GAAP. If we continue to be the deemed owner, for accounting purposes, the facilities are accounted for as financing obligations.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition for asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs.

Business Combination Valuations and Recoverability of Goodwill and Indefinite-Lived Intangible Assets

Goodwill

We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. We assess goodwill, which is not amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). Goodwill is allocated to our reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.

In the evaluation of goodwill for impairment, we generally first perform a qualitative assessment to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that the implied fair value of the reporting unit is less than the carrying amount. If we determine that it is not more likely than not that the implied fair value of the goodwill is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the goodwill is less than its carrying amount, we then perform a quantitative assessment and compare the implied fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its implied fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

In determining the estimated fair value of assets acquired and liabilities assumed in business combinations and for determining implied fair values of reporting units in a quantitative goodwill impairment test, we use one of the following recognized valuation methods: the income approach (including discounted cash flows), the market approach or the cost approach. Our significant estimates in those fair value measurements include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples. Further, when measuring fair value based on discounted cash flows, we make assumptions about risk-adjusted discount rates, future price levels, rates of increase in revenue, cost of revenue, and operating expenses, weighted average cost of capital, rates of long-term growth, and income tax rates. Valuations are performed by management or third party valuation specialists under management's supervision, where appropriate. We believe that the fair values assigned to the assets acquired and liabilities assumed in business combinations and impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.

As part of our qualitative assessment for our 2014 goodwill impairment analysis on October 1, the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) comparison of our current financial performance to historical and budgeted results, and (f) changes in excess market capitalization over book value based on our current common stock price and latest unaudited consolidated balance sheet. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that goodwill was not impaired.

Subsequent to the annual impairment test on October 1, 2014, as discussed in “Note 16—Segment and Geographic Information," the composition of our operating segments and our reporting units, has been revised. As a result of this revision, we performed an updated goodwill impairment analysis as of December 31, 2014, for each of our four reporting units which we have identified: Hotels, Vacation Rentals, Restaurants and Attractions.  As part of our qualitative assessment for our Hotel reporting unit, we considered the same factors used above in our October 1 qualitative assessment. As part of our process for our Vacation Rentals, Restaurants and Attractions reporting units, we began our qualitative analysis leveraging quantitative valuations for recent acquisitions in these reporting units, prepared by third party appraisers or management, which were used by management for initial purchase accounting required under GAAP. We then considered many of the same qualitative factors used in our October 1, 2014 qualitative assessment and the impact that changes in such factors would have on the inputs previously used in those recent quantitative valuations. After considering this information, we determined that, regarding all reporting units, it was more likely than not that these assets were not impaired at December 31, 2014.

Indefinite-Lived Intangible Assets

Intangible assets that have indefinite lives are not amortized and are tested for impairment annually on October 1, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Similar to the qualitative assessment for goodwill, we may assess qualitative factors to determine if it is more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount, we compare the implied fair value of the indefinite-lived asset with its carrying amount. If the carrying value of an individual indefinite-lived intangible asset exceeds its implied fair value, the individual asset is written down by an amount equal to such excess. The assessment of qualitative factors is optional and at our discretion. We may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and resume performing the qualitative assessment in any subsequent period.

As part of our qualitative assessment for our 2014 impairment analysis on October 1, the factors that we considered for our indefinite-lived intangible assets included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) comparison of our current financial performance to historical and budgeted results, (f) changes in excess market capitalization over book value based on our current common stock price and latest unaudited consolidated balance sheet, and

(g) comparison of the excess of the fair value of our trade names and trademarks to the carrying value of those same assets, using the results of our most recent quantitative assessment. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that these assets were not impaired.

Since the annual impairment test on October 1, 2014, there have been no events or changes in circumstances to indicate any potential impairment to our indefinite lived intangible assets. In the event that future circumstances indicate that our indefinite-lived intangibles are impaired, an impairment charge would be recorded.

There were no impairment charges recognized to our consolidated statement of operations during the years ended December 31, 2014, 2013 and 2012 related to our goodwill or indefinite-lived intangible assets.

Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of two to twelve years. The straight-line method of amortization is currently used for our definite-lived intangible assets as it approximates, or is our best estimate, of the distribution of the economic use of our identifiable intangible assets. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.

Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset by determining if the carrying value of the asset exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset over the remaining economic life of the asset. If the recoverability test indicates that the carrying value of the asset is not recoverable, we will estimate the fair value of the asset using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured by the amount that the carrying value of such assets exceeds their fair value and would be included in operating income on the consolidated statement of operations. We have not identified any circumstances that would warrant an impairment assessment of any recorded assets in our consolidated balance sheet at December 31, 2014.

Income Taxes

We record income taxes under the asset and liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

We recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Foreign Currency Translation and Transaction Gains and Losses

Our consolidated financial statements are reported in U.S. dollars. Certain of our subsidiaries outside of the United States use the related local currency as their functional currency and not the U.S. dollar. Therefore assets and liabilities of our foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income(loss) in stockholders’ equity on our consolidated balance sheet.

We also have subsidiaries that have transactions in foreign currencies other than their functional currency. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in our consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions, in other, net.

Accordingly, we have recorded foreign exchange losses of $10 million, $0 million and $3 million for the years ended December 31, 2014, 2013 and 2012, respectively, in other, net on our consolidated statement of operations. These amounts include gains and losses, realized and unrealized, on foreign currency forward contracts.

Advertising Expense

We incur advertising expense, which includes traffic generation costs from search engines and Internet portals, other online and offline (including television) advertising expense, promotions and public relations to promote our brands. We expense the costs associated with communicating the advertisements in the period in which the advertisement takes place. We initially capitalize and then expense the production costs associated with advertisements in the period in which the advertisement first takes place. For the years ended December 31, 2014, 2013 and 2012, our advertising expense was $341 million, $237 million, and $175 million, respectively. As of December 31, 2014 and 2013, we had $5 million and $1 million of prepaid marketing expenses included in prepaid expenses and other current assets.  We expect to fully expense our prepaid marketing asset of $5 million as of December 31, 2014 to the consolidated statement of operations during 2015.

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

The estimated grant-date fair value of stock options is calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards, which includes the risk-free rate of return, expected volatility, expected term and expected dividend yield.

Our risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. We have estimated, to date, the volatility of our common stock by using an average of our historical stock price volatility and of publicly traded companies that we consider peers based on daily price observations.  We have estimated our expected term, to date, using the simplified method, as we have not had sufficient historical exercise data on our common stock to date. Our expected dividend yield is zero, as we have not paid any dividends on our common stock to date and do not expect to pay any cash dividends for the foreseeable future.

Our stock options generally have a term of ten years from the date of grant and generally vest equitably over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

As the Company now has three years of post-Spin-Off equity award activity, beginning in February 2015, we will change our method of estimating our expected term from the simplified method and use historical exercise behavior and expected post-vest termination data. Simultaneously, we will also begin estimating our expected volatility by equally weighting the historical volatility and implied volatility on our own stock.  Historical volatility will be determined using actual daily price observations of our stock price over a period equivalent to or approximate to the expected term of our stock option grants to date. Implied volatility represents the volatility of our actively traded options on our stock, with remaining maturities in excess of twelve months and market prices approximate to the exercise prices of the stock option grant. These changes are not expected to materially affect our future consolidated financial statements.

Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests. RSUs are measured at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value of RSUs, net of estimated forfeitures, as stock-based compensation expense over the vesting term of generally four years on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

Performance-based stock options and RSUs vest upon achievement of certain company-based performance conditions and a requisite service period. On the date of grant, the fair value of performance-based award is determined based on the fair value, which is calculated using the same method as our service based stock options and RSUs described above. We then assess whether it is probable that the individual performance targets would be achieved. If assessed as probable, compensation expense will be recorded for these awards over the estimated performance period. At each reporting period, we will reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

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

Deferred Merchant Payables

We receive cash from travelers at the time of booking related to our vacation rental, attractions and transaction-based businesses and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the hotel, destination activity operators or vacation rental owners after the travelers’ use and subsequent billing from the hotel, attraction provider or vacation rental owners. Therefore, we receive cash from the traveler prior to paying the hotel, destination activity operator or vacation rental owners, and this operating cycle represents a working capital source or use of cash to us. As long as these businesses grow, we expect that changes in working capital related to these transactions, depending on timing of payments and seasonality, will continue to impact operating cash flows. Our deferred merchant payables balance was $93 million and $30 million for the years ended December 31, 2014 and 2013, respectively. A payable balance of $76 million was acquired during the year ended December 31, 2014, primarily related to our Viator acquisition (see “Note 3— Acquisitions”) and therefore is included within investing activities in our consolidated statement of cash flows.

Credit Risk and Concentrations

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents, corporate debt securities, foreign exchange contracts, accounts receivable and customer concentrations. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of prime institutional money market funds as well as bank account balances primarily denominated in U.S. dollars, Euros, British pound sterling, Chinese renminbi, Australian dollars and Singapore dollars. We invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Foreign exchange contracts are transacted with various international financial institutions with high credit standing.

Our business is also subject to certain risks due to concentrations related to dependence on our relationships with our customers. For the years ended December 31, 2014, 2013 and 2012 our two most significant advertising partners, Expedia and Priceline, each accounted for more than 10% of our consolidated revenue and combined accounted for 46%, 47% and 48% of our consolidated revenue, respectively. This concentration of revenue is recorded in our Hotel segment for these reporting periods. As of December 31, 2014 and 2013, Expedia accounted for 15% and 14%, respectively, of our total accounts receivable. Our overall credit risk related to accounts receivable is also mitigated by the relatively short collection period.

Contingent Liabilities

Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) currently consists of net income, cumulative foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, net of tax.

Basic Earnings Per Share

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

Diluted Earnings Per Share

We compute diluted earnings per share (“Diluted EPS”) by dividing net income attributable to TripAdvisor by the sum of the weighted average number of common and common equivalent shares outstanding during the period. We computed the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, and (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of outstanding common equivalent shares related to stock options and the vesting of restricted stock units using the treasury stock method, and (iii) if dilutive, performance based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Year ended December 31,
	2014	2013	2012
Numerator:
Net income	$226	$205	$194
Denominator:
Weighted average shares used to compute Basic EPS	142,721	142,854	139,462
Weighted average effect of dilutive securities:
Stock options	2,734	2,131	1,207
RSUs	345	278	161
Stock warrants	-	-	511
Weighted average shares used to compute Diluted EPS	145,800	145,263	141,341
Basic EPS	$1.58	$1.44	$1.39
Diluted EPS	$1.55	$1.41	$1.37

The following potential common shares related to stock options and RSUs were excluded from the calculation of Diluted EPS because their effect would have been anti-dilutive for the periods presented:

	Year ended December 31,
	2014(1)	2013(2)	2012(3)
Stock options	1,450	2,244	3,944
RSUs	191	27	21
Total	1,641	2,271	3,965

(1)

These totals do not include 66,666 performance based options and 44,000 performance based RSUs representing the right to acquire 110,666 shares of common stock for which all targets required to trigger vesting had not been achieved; therefore, such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

(2)

These totals do not include 155,000 performance based options and 44,000 performance based RSUs representing the right to acquire 199,000 shares of common stock for which all targets required to trigger vesting had not been achieved; therefore, such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

(3)

These totals do not include 110,000 performance based options and 200,000 performance based RSUs representing the right to acquire 310,000 shares of common stock, respectively, for which all targets required to trigger vesting had not been achieved; therefore, such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

New Accounting Pronouncements Not Yet Adopted

Revenue From Contracts With Customers

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

Pushdown Accounting

In November 2014, the FASB issued new accounting guidance that provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle under GAAP. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. This guidance also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. We have adopted this guidance effective November 18, 2014, as the amendments are effective upon issuance. The adoption of this new guidance did not have any impact on our consolidated financial statements and related disclosures.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. The new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. Accordingly, we adopted these presentation requirements during the first quarter of 2014. The adoption of this new guidance did not have a material impact on our consolidated financial statements and related disclosures.

NOTE 3: ACQUISITIONS

We acquired a number of businesses during the years ended December 31, 2014, 2013 and 2012.  These business combinations were accounted for as purchases of businesses under the acquisition method. The fair value of purchase consideration has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. Acquired goodwill represents the premium we paid over the fair value of the net tangible and intangible assets acquired. We paid a premium in these transactions for a number of reasons, but, primarily it was attributable to expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces.  The results of each of these acquired businesses have been included in the consolidated financial statements beginning on the respective acquisition dates. Pro-forma results of operations for all of these acquisitions have not been presented as the financial impact to our consolidated financial statements, both individually and in aggregate, are not material.  For the years ended December 31, 2014 and 2013, acquisition-related costs were expensed as incurred and were $4 million and $2 million, respectively, and are included in general and administrative expenses on our consolidated statements of operations. Acquisition-related expenses were not material for the year ended December 31, 2012.

2014 Acquisitions

In August 2014, we completed our acquisition of Viator, Inc. (“Viator”).  Viator, which is headquartered in San Francisco and has offices in Las Vegas, London, and Sydney, is a leading resource for researching and booking destination activities around the world. Our total purchase price was $192 million, for all the outstanding shares of capital stock of Viator, consisting of approximately $187 million in cash consideration (or $132 million, net of cash acquired from Viator of $55 million) and the value of certain Viator stock options that were assumed. We issued 100,595 TripAdvisor stock options related to the assumed Viator stock options. The fair value of the earned portion of assumed stock options was $5 million and is included in the purchase price, with the remaining fair value of $3 million resulting in post-acquisition compensation expense that will generally be recognized ratably over three years from the date of acquisition.  The total cash consideration was paid from one of our U.S. based subsidiaries.

During the year ended December 31, 2014, we completed six other acquisitions for a total purchase price consideration of $208 million, for which the Company paid total cash consideration of $199 million, which is net of cash acquired of $7 million and approximately $2 million in holdbacks for general representations and warranties of the respective sellers. The cash consideration was paid primarily from our international subsidiaries. We acquired 100% of the outstanding shares of capital stock for the following companies; Vacation Home Rentals, a U.S.-based vacation rental website featuring more than 14,000 properties around the world purchased in May 2014; London-based Tripbod, a travel community that helps connect travelers to local experts purchased in May 2014; Lafourchette, a provider of an online and mobile reservations platform for restaurants in Europe purchased in May 2014; MyTable and Restopolis, both providers of an online and mobile reservations platform for restaurants in Italy purchased in October 2014; and Iens, a provider of an online and mobile reservations platform for restaurants in the Netherlands purchased in December 2014. The purchase price consideration is subject to an adjustment based on the finalization of working capital adjustments for Restopolis and Iens, as of December 31, 2014.  During 2014, all 2014 acquisitions accounted for approximately 3% of consolidated revenue for the year.

The purchase price allocation of our 2014 acquisitions, is preliminary and subject to revision as more information becomes available, but in any case will not be revised beyond twelve months after the acquisition date and any change to the fair value of assets acquired or liabilities assumed will lead to a corresponding change to the purchase price allocable to goodwill on a retroactive basis. The primary areas of the purchase price allocation that are not yet finalized are related to the fair values of intangibles assets and net assets for Iens, net assets of Viator, and income tax related balances for all 2014 acquisitions.  Acquired goodwill related to our 2014 acquisitions was allocated to our Other segment.

The following table presents the purchase price allocations initially recorded on our consolidated balance sheet for all 2014 acquisitions (in millions):

Total
Goodwill (1)	$253
Intangible assets (2)	194
Net tangible assets (liabilities) (3)	(7)
Deferred tax liabilities, net	(40)
Total purchase price consideration (4)	$400

(1)	Goodwill in the amount of $5 million is expected to be deductible for tax purposes.
(2)

Identifiable definite-lived intangible assets acquired during 2014 were comprised of trade names of $44 million with a weighted average life of 10.0 years, customer lists and supplier relationships of $82 million with a weighted average life of 7.2 years, subscriber relationships of $25 million with a weighted average life of 6.0 years and developed technology and other of $43 million with a weighted average life of 4.9 years. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the companies during 2014 was 7.2 years, and will be amortized on a straight-line basis over their estimated useful lives from acquisition date.

(3)

Includes assets acquired, including cash of $62 million and accounts receivable of $25 million and liabilities assumed, including deferred merchant payables of $76 million, accrued expenses and other current liabilities of $15 million and deferred revenue of $5 million which reflect their respective fair values at acquisition date.

(4)

Subject to adjustment based on (i) final working capital adjustment calculations to be determined for Restopolis and Iens, and (ii) indemnification obligations for general representations and warranties of the acquired company stockholders.

2013 Acquisitions

During the year ended December 31, 2013, we completed six acquisitions for a total purchase price consideration of $40 million, for which the Company paid total cash consideration of $35 million, net of cash acquired of $3 million and approximately $2 million in holdbacks for general representations and warranties of the respective sellers, of which $1 million was paid in 2014. The cash consideration was paid primarily from our international subsidiaries.  We acquired TinyPost, the developer of a product that enables users to write over photos and turn them into stories, Jetsetter, a members-only private sale site for hotel bookings; CruiseWise, a cruise research and planning site; Niumba, a Spain-based vacation rental site; GateGuru, a mobile app with flight and airport information around the world; Oyster, a hotel review website featuring expert reviews and photos around the world, all of which complemented our existing brands in those areas of the travel ecosystem. The purchase price allocation for our 2013 acquisitions is considered final at December 31, 2014.

The following table presents the purchase price allocation recorded on our consolidated balance sheet at fair value for all 2013 acquisitions (in millions):

Total
Goodwill (1)	$30
Intangible assets (2)	19
Net liabilities assumed (3)	(10)
Deferred tax assets	1
Total purchase price consideration (4)	$40

(1)	Goodwill in the amount of $14 million is expected to be deductible for tax purposes.
(2)

Identifiable definite-lived intangible assets acquired during 2013 were comprised of trade names of $8 million, subscriber relationships of $8 million, and developed technology and other of $3 million. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the companies during 2013 was 8.0 years, which is being amortized on a straight-line basis over their estimated useful lives from acquisition date.

(3)

Includes assets acquired, including cash of $3 million and accounts receivable of $2 million and liabilities assumed, including accounts payables of $11 million, accrued expenses and other current liabilities of $1 million and deferred revenue of $3 million which reflected their respective fair values at acquisition date.

(4)	Subject to adjustment based on (i) indemnification obligations for general representations and warranties of the acquired company stockholders.

2012 Acquisitions

We purchased a travel media company for approximately $3 million. The purchase price consideration was primarily allocated to goodwill, which is not tax deductible. The purchase price and purchase price allocation is final for this acquisition at December 31, 2014.

We also paid $22 million for the remaining noncontrolling interest subsidiary shares related to a 2008 acquisition, which brought our ownership to 100%. This amount is included in financing activities in our consolidated statement of cash flows for the year ended December 31, 2012.

NOTE 4: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based Compensation Expense

The following table presents the amount of stock-based compensation related to stock-based awards, primarily stock options and RSUs, on our consolidated statements of operations during the periods presented:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Selling and marketing	$13	$11	$5
Technology and content	27	21	11
General and administrative	23	17	14
Total stock-based compensation	63	49	30
Income tax benefit from stock-based compensation	(24)	(18)	(10)
Total stock-based compensation, net of tax effect	$39	$31	$20

During the years ended December 31, 2014 and 2013, we capitalized $8 million and $5 million, respectively, of stock-based compensation as website development costs.  This amount was immaterial for the year ended December 31, 2012.

Stock and Incentive Plan

On December 20, 2011, our 2011 Stock and Annual Incentive Plan became effective and we filed Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-178637) (the “Prior Registration Statement”) with the Securities and Exchange Commission (the “Commission”), registering a total of 17,500,000 shares of our common stock, of which 17,400,000 shares were issuable in connection with grants of equity-based awards under our 2011 Incentive Plan (7,400,000 of which shares were originally registered on the Form S-4 and 10,000,000 of which shares were first registered on the Prior Registration Statement) and 100,000 shares were issuable under our Deferred Compensation Plan for Non-Employee Directors (refer to “Note 13— Employee Benefit Plans” below for information on our Deferred Compensation Plan for Non-Employee Directors).

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

On September 12, 2014, we filed a Registration Statement on Form S-8 with respect to up to 100,595 shares of our common stock for issuance under the Viator, Inc. 2010 Stock Incentive Plan, as amended (the “Viator Plan”).  Pursuant to the Amended and Restated Agreement and Plan of Merger among TripAdvisor LLC; Vineyard Acquisition Corporation and Viator, Inc., dated as of July 24, 2014 (the “Merger Agreement”), Vineyard Acquisition Corporation merged with and into Viator, Inc. with Viator, Inc. surviving as a wholly-owned subsidiary of the Company. In accordance with the Merger Agreement, we assumed certain outstanding options to purchase shares of common stock of Viator granted under the Viator Plan (the “Assumed Options”). As a result of this assumption, the Assumed Options were converted into options to purchase shares of our common stock. We do not intend to grant new equity or equity-based awards under the Viator Plan.

Pursuant to the 2011 Annual Incentive Plan, we may, among other things, grant RSUs, restricted stock, stock options and other stock-based awards to our directors, officers, employees and consultants. The summary of the material terms of the 2011 Incentive Plan is qualified in its entirety by the full text of the 2011 Incentive Plan previously filed.

As of December 31, 2014, the total number of shares available for issuance under the 2011 Incentive Plan is 17,691,977 shares. All shares of common stock issued in respect of the exercise of options or other equity awards since Spin-Off have been issued from authorized, but unissued common stock.

Stock Based Award Activity and Valuation

2014 Stock Option Activity

During the year ended December 31, 2014, we have issued 679,568 of primarily service based non-qualified stock options primarily from the 2011 Incentive Plan. These stock options generally have a term of ten years from the date of grant and generally vest equitably over a four-year requisite service period.

A summary of our stock option activity is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2013	9,470	40.18
Assumed options from acquisition	101	16.36
Granted	579	95.87
Exercised (1)	(1,202)	32.87
Cancelled or expired	(297)	45.40
Options outstanding at December 31, 2014	8,651	$44.47	5.0	$273
Exercisable as of December 31, 2014	4,080	$32.05	2.7	$174
Vested and expected to vest after December 31, 2014	8,445	$44.11	4.9	$269

(1)

Inclusive of 628,010 options, which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the minimum amount of required employee withholding taxes. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. We began net-share settling the majority of our stock option exercises during the third quarter of 2013. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of December 31, 2014 was $74.66. The total intrinsic value of stock options exercised for the years ended December 31, 2014, 2013, and 2012 were $75 million, $58 million, and $25 million, respectively.

The fair value of stock option grants under the 2011 Plan and Viator Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	December 31,
	2014	2013	2012
Risk free interest rate	1.79%	1.41%	1.03%
Expected term (in years)	5.80	6.06	6.21
Expected volatility	44.04%	50.78%	53.46%
Expected dividend yield	— %	— %	— %

The weighted-average grant date fair value of options granted, excluding assumed acquisition-related options, was $46.65, $28.30, and $20.36 for the years ended December 31, 2014, 2013 and 2012, respectively. The weighted-average grant date fair value of assumed acquisition-related options was $80.31 for the year ended December 31, 2014.  There were no assumed acquisition-related options granted for the years ended December 31, 2013 and 2012.  The total fair value of stock options vested for the years ended December 31, 2014, 2013, and 2012 were $34 million, $27 million, and $10 million, respectively.

2014 RSU Activity

During the year ended December 31, 2014, we issued 752,460 RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock on the date of grant. These RSUs generally vest over a four-year requisite service period.

The following table presents a summary of our RSU activity:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2013	1,135	49.64
Granted	752	93.36
Vested and released (1)	(307)	46.78
Cancelled	(132)	67.50
Unvested RSUs outstanding as of December 31, 2014	1,448	$71.33	$108

(1)

Inclusive of 103,641 RSUs withheld to satisfy employee minimum tax withholding requirements due to net share settlement. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

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

During the year ended December 31, 2012, and prior to the expiration date, there were a total of 32,186,791 warrants exercised which resulted in a total of 7,952,456 shares of our common stock being issued during that period, which included 31,641,337 warrants for which the exercise price was paid in cash at a weighted average price of $27.11. We received total exercise proceeds of $215 million related to these warrant exercises, which is reflected as a financing activity within the consolidated statement of cash flows. In addition there were 545,454 cashless warrants exercised with a weighted average exercise price of $25.92 of which we did not receive any exercise proceeds. We currently have no outstanding warrants remaining which could be convertible to shares of our common stock.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized compensation expense, net of estimated forfeitures, and the weighted average remaining amortization period at December 31, 2014 related to our non-vested stock options and RSU awards is presented below (in millions, except per year information):

	Stock
	Options	RSUs
Unrecognized compensation expense (net of forfeitures)	$84	$70
Weighted average period remaining (in years)	2.7	2.9

NOTE 5: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities as of December 31, 2014 and December 31, 2013 (in millions):

	December 31, 2014
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$447	$—	$—	$447	$447	$—	$—
Level 1:
Money market funds	8	—	—	8	8	—	—
Level 2:
U.S. agency securities	38	—	—	38	—	35	3
Certificates of deposit	8	—	—	8	—	8	—
Commercial paper	1	—	—	1	—	1	—
Corporate debt securities	92	—	—	92	—	64	28
Subtotal	139	—	—	139	—	108	31
Total	$594	$—	$—	$594	$455	$108	$31

	December 31, 2013
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$195	$—	$—	$195	$195	$—	$—
Level 1:
Money market funds	156	—	—	156	156	—	—
Level 2:
U.S. agency securities	37	—	—	37	—	14	23
Certificates of deposit	23	—	—	23	—	16	7
Commercial paper	5	—	—	5	—	5	—
Corporate debt securities	254	—	—	254	—	96	158
Subtotal	319	—	—	319	—	131	188
Total	$670	$—	$—	$670	$351	$131	$188

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at December 31, 2014 and 2013, respectively.

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

There were no material realized gains or losses related to sales of our marketable securities for the years ended December 31, 2014, 2013 and 2012.

As of December 31, 2014, we have marketable securities with a total fair value of $68 million currently in an unrealized loss position. The gross unrealized loss amount was not material at December 31, 2014.  We consider the declines in market value of our marketable securities investment portfolio to be temporary in nature and do not consider any of our investments other-than-temporarily impaired. During the years ended December 31, 2014, 2013 and 2012, we did not recognize any impairment charges. We also did not have any material investments in marketable securities that were in a continuous unrealized loss position for 12 months or greater at December 31, 2014 or 2013.

Derivative Financial Instruments

Our current forward contracts are not designated as hedges and have current maturities of less than 90 days. Consequently, any gain or loss resulting from the change in fair value was recognized in our consolidated statement of operations.  All gains and losses recorded to other, net on the consolidated statement of operations for the years ended December 31, 2014, 2013, and 2012 were not material.

The following table shows the notional principal amounts of our outstanding derivative instruments that are not designated as hedging instruments for the periods presented:

	December 31, 2014	December 31, 2013
	(in millions)
Foreign exchange-forward contracts (1)(2)	$20	$5

(1)	Derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. Dollar.
(2)

The fair value of our derivatives are not material for all periods presented and are reported as liabilities in accrued and other current liabilities on our consolidated balance sheets. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets.

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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on the consolidated balance sheets as of December 31, 2014 and December 31, 2013. The carrying value of the long-term borrowings outstanding on our Credit Agreement bears interest at a variable rate and therefore is also considered to approximate fair value.

We did not have any Level 3 assets or liabilities at December 31, 2014 or 2013.

NOTE 6: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following for the periods presented:

	December 31, 2014	December 31, 2013
	(in millions)
Capitalized software and website development	$104	$73
Leasehold improvements	40	22
Computer equipment	31	21
Furniture, office equipment and other	11	6
	186	122
Less: accumulated depreciation	(77)	(48)
Construction in progress (1)	86	8
Property and equipment, net	$195	$82

(1)

We capitalize construction in progress for build-to-suit lease agreements where we are considered the owner, for accounting purposes only, during the construction period.  These amounts represent construction costs to date incurred by the landlord and the Company related to our future corporate headquarters in Needham, MA. During the years ended December 31, 2014 and 2013, we capitalized $52 million and $8 million, respectively, in non-cash construction costs which were incurred by the landlord, with a corresponding liability recorded in other long-term liabilities, and in addition, we capitalized $26 million in normal and structural tenant improvements on our consolidated balance sheet incurred by the Company. Refer to “Note 12 – Commitments and Contingencies,” for additional information on our future corporate headquarters lease.

As of December 31, 2014 and 2013, our recorded capitalized software and website development costs, net of accumulated amortization, were $61 million and $46 million, respectively. For the years ended December 31, 2014 and 2013, we capitalized $47 million and $38 million, respectively, related to software and website development costs. For the years ended December 31, 2014, 2013 and 2012, we recorded amortization of capitalized software and website development costs of $30 million, $20 million and $13 million, respectively, which is included in depreciation expense on our consolidated statements of operations for those years.

During the year ended December 31, 2014, we retired and disposed of property and equipment, primarily capitalized software and website development, which were no longer in use with a total cost of $22 million and associated accumulated depreciation of $20 million, resulting in a loss of $2 million included in operating income on our consolidated statements of operations.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes our goodwill activity by segment for the periods presented:

	TripAdvisor	Hotel	Other	Consolidated
	(in millions)
Balance as of December 31, 2012	$472	$-	$-	$472
Additions (1)	30	-	-	30
Balance as of December 31, 2013	$502	$-	$-	$502
Additions (1)	253	-	-	253
Other adjustments (2)	(21)	-	-	(21)
Allocation to new segments (3)	(734)	442	292	-
Ending balance as of December 31, 2014	$-	$442	$292	$734

(1)	The additions to goodwill relate to our business acquisitions. See “Note 3— Acquisitions,” for further information.
(2)	Primarily related to impact of changes in foreign exchange rates to goodwill.
(3)	See “Note 16—Segments and Geographic Information” for information on our reporting segment changes in the fourth quarter of 2014.

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following for the periods presented:

	December 31,
	2014	2013
	(in millions)
Intangible assets with definite lives	$202	$36
Less: accumulated amortization	(18)	(14)
Intangible assets with definite lives, net	184	22
Intangible assets with indefinite lives	30	30
	$214	$52

Amortization expense was $18 million, $6 million, and $6 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

Our indefinite-lived assets relate to trade names and trademarks. Refer to “Note 2— Significant Accounting Policies” above for a discussion of our annual indefinite-lived intangible asset impairment assessment.

The following table presents the components of our intangible assets with definite lives for the periods presented:

		December 31, 2014			December 31, 2013
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in millions)			(in millions)
Trade names and trademarks	9.4	$52	$(5)	$47	$18	$(7)	$11
Customer lists and supplier relationships	6.8	77	(5)	72	-	-	-
Subscriber relationships	5.5	31	(4)	27	14	(6)	8
Technology and other	4.5	42	(4)	38	4	(1)	3
Total	6.8	$202	$(18)	$184	$36	$(14)	$22

Refer to “Note 3— Acquisitions” above for a discussion of definite lived intangible assets acquired in business combinations during the years ended December 31, 2014 and 2013.

Intangible assets with definite lives are amortized on a straight-line basis. The estimated amortization expense for intangible assets with definite lives for each of the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets, is expected to be as follows (in millions):

2015	$31
2016	31
2017	29
2018	27
2019	24
2020 and thereafter	42
Total	$184

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

The Term Loan and any loans under the Revolving Credit Facility bear interest by reference to a base rate or a Eurocurrency rate, in either case plus an applicable margin based on our leverage ratio. We are also required to pay a quarterly commitment fee, on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The Term Loan and loans under the Revolving Credit Facility currently bear interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points. As of December 31, 2014 and 2013, we were using a one-month interest period Eurocurrency Spread which is approximately 1.7% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal is currently repayable in quarterly installments on the last day of each calendar quarter equal to 2.5% of the original principal amount with the balance due on the final maturity date. Principal payments aggregating $40 million were made during the year ended December 31, 2014.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of December 31, 2014 there are no outstanding borrowings under our Revolving Credit Facility.  As of December 31, 2014 there were $1 million of outstanding letters of credit against the Revolving Credit Facility.

During the years ended December 31, 2014, 2013 and 2012, we recorded total interest and commitment fees on our Credit Agreement of $6 million, $8 million and $9 million, respectively, to interest expense on our consolidated statements of operations. All unpaid interest and commitment fee amounts as of December 31, 2014 and 2013 were not material.

In connection with the Credit Agreement, we also incurred debt financing costs totaling $3.5 million, which were initially capitalized as deferred financing costs. During the years ended December 31, 2014, 2013 and 2012, we recorded amortization expense of $1 million, respectively, to interest expense on our consolidated statements of operations. These costs will continue to be amortized over the remaining term of the Term Loan using the effective interest rate method.

Total outstanding borrowings under the Credit Agreement consist of the following:

	December 31,	December 31,
	2014	2013
	(in millions)
Short-Term Debt:
Term Loan	$40	$40
Total Short-Term Borrowings	$40	$40
Long-Term Debt:
Term Loan	$260	$300
Total Long-Term Borrowings	$260	$300

The future minimum principal payment obligations due under the Credit Agreement related to our Term Loan is as follows:

Principal Payments
December 31,	(in millions)
2015	$40
2016	260
Total	$300

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

As of December 31, 2014 we are in compliance with all of our debt covenants.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of December 31, 2014 and 2013, we had short-term borrowings outstanding of $38 million and $28 million, respectively.

Certain of our Chinese subsidiaries are entered into a RMB 189,000,000 (approximately $30 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no-specific expiration period. We had $19 million of outstanding borrowings from the Chinese Credit Facility—BOA as of December 31, 2014. Our Chinese Credit Facility—BOA currently bears interest at a 100% of the People’s Bank of China’s base rate which was 5.6% as of December 31, 2014.

In addition, certain of our Chinese subsidiaries are entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). We had $19 million of outstanding borrowings from the Chinese Credit Facility—JPM as of December 31, 2014. Our Chinese Credit Facility—JPM currently bears interest at a 100% of the People’s Bank of China’s base rate which was 5.6% as of December 31, 2014.

NOTE 9: INCOME TAXES

The following table presents a summary of our domestic and foreign income before income taxes:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Domestic	$146	$129	$133
Foreign	176	155	149
Total	$322	$284	$282

The following table presents a summary of the components of our provision for income taxes:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Current income tax expense:
Federal	$93	$48	$56
State	14	9	6
Foreign	6	17	30
Current income tax expense	113	74	92
Deferred income tax (benefit) expense:
Federal	(12)	6	(3)
State	(1)	1	—
Foreign	(4)	(2)	(2)
Deferred income tax (benefit) expense:	(17)	5	(5)
Provision for income taxes	$96	$79	$87

As of December 31, 2014, our current income tax receivable and income tax payable balances represent amounts that we will receive and pay, respectively, to the Internal Revenue Service and other tax authorities.

Our deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(in millions)
Deferred tax assets:
Stock-based compensation	$43	$30
Net operating loss carryforwards	34	18
Provision for accrued expenses	13	7
Deferred rent	5	—
Build-to-suit lease	26	—
Foreign advertising spend	9	—
Other	5	4
Total deferred tax assets	$135	$59
Less: valuation allowance	(19)	(13)
Net deferred tax assets	$116	$46
Deferred tax liabilities:
Intangible assets	$(88)	$(32)
Property and equipment	(25)	(18)
Prepaid expenses	(4)	(2)
Lease financing obligation	(26)	—
Other	(1)	(2)
Total deferred tax liabilities	$(144)	$(54)
Net deferred tax liability	$(28)	$(8)

At December 31, 2014, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $42 million, $36 million and $84 million. If not utilized, the federal and state NOLs will expire at various times between 2020 and 2034 and the foreign NOLs will expire at various times between 2015 and 2034.

At December 31, 2014, we had a valuation allowance of $19 million primarily related to foreign net operating loss carryforwards for which it is more likely than not that the tax benefit will not be realized. This amount represented an overall increase of $6 million over the amount recorded as of December 31, 2013. The increase is primarily due to additional foreign advertising spend, offset by expiring foreign net operating losses.  Except for certain deferred tax assets, we expect to realize all of our deferred tax assets based on a strong history of earnings in the US and other jurisdictions, as well as future reversals of taxable temporary differences.

We have not provided for deferred U.S. income taxes on undistributed earnings of our foreign subsidiaries that we intend to reinvest permanently outside the United States; the total amount of such earnings as of December 31, 2014 was $630 million. Should we distribute or be treated under certain U.S. tax rules as having distributed earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable at this time to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

A reconciliation of the provision for income taxes to the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Income tax expense at the federal statutory rate of 35%	$113	$100	$99
Foreign rate differential	(49)	(41)	(25)
State income taxes, net of effect of federal tax benefit	13	8	5
Unrecognized tax benefits and related interest	14	9	5
Non-deductible transaction costs	1	—	—
Change in valuation allowance	5	2	2
Other, net	(1)	1	1
Provision for income taxes	$96	$79	$87

During 2011, the Singapore Economic Development Board accepted our application to receive a tax incentive under the International Headquarters Award. This incentive provides for a reduced tax rate on qualifying income of 5% as compared to Singapore’s statutory tax rate of 17% and is conditional upon our meeting certain employment and investment thresholds. This agreement is set to expire on June 30, 2016, with the ability to extend for another five years. This benefit resulted in a decrease to the 2014 tax provision of $6 million or an incremental $0.04 to Diluted EPS for 2014.

By virtue of previously filed consolidated income tax returns filed with Expedia, we are currently under an IRS audit for the 2009 and 2010 tax years, and have various ongoing state income tax audits.  We are separately under audit for the 2012 tax year. As of December 31, 2014, no material assessments have resulted from these audits. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns. We are no longer subject to tax examinations by tax authorities for years prior to 2007.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	December 31,
	2014	2013	2012
	(in millions)
Balance, beginning of year	$36	$24	$13
Increases to tax positions related to the current year	13	12	12
Increases to tax positions related to the prior year	18	4	—
Reductions due to lapsed statute of limitations	—	—	—
Decreases to tax positions related to the prior year	—	(4)	—
Settlements during current year	—	—	(1)
Balance, end of year	$67	$36	$24

As of December 31, 2014, we had $67 million of unrecognized tax benefits, net of interest, which is classified as long-term and included in other long-term liabilities. Of this amount, approximately $65 million would affect the effective tax rate if recognized, while $2 million would affect goodwill.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2014 and 2013, total gross interest accrued was $4 million and $2 million, respectively. We estimate that approximately $1 million will be paid within the next year related to audits.

NOTE 10: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	December 31, 2014	December 31, 2013
	(in millions)
Accrued salary, bonus, and related benefits	$41	$35
Accrued marketing costs	24	22
Accrued charitable foundation payments (1)	9	7
Other	40	22
Total accrued expenses and other current liabilities	$114	$86

(1)	See “Note 12— Commitments and Contingencies” for information regarding our charitable foundation.

NOTE 11: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following for the periods presented:

	December 31, 2014	December 31, 2013
	(in millions)
Unrecognized tax benefits (1)	$68	$38
Construction liabilities (2)	67	8
Other (3)	19	6
Total other long-term liabilities	$154	$52

(1)	See “Note 9—Income Taxes” for additional information on our unrecognized tax benefits. Amount includes accrued interest related to this liability.
(2)

We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner during the construction period for accounting purposes only.  Refer to “Note 12 – Commitments and Contingencies,” for additional information on our future corporate headquarters lease.

(3)	Amounts primarily consist of long term deferred rent balances related to operating leases for office space.

NOTE 12: COMMITMENTS AND CONTINGENCIES

We have material commitments and obligations that include office space leases and expected interest on long-term debt, which are not accrued on the consolidated balance sheet at December 31, 2014 but we expect to require future cash outflows.

Office Lease Commitments

We have contractual obligations in the form of operating leases for office space for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in December 2030. For the years ended December 31, 2014, 2013 and 2012, we recorded rental expense of $17 million, $11 million and $8 million, respectively.

We currently lease approximately 119,000 square feet for our corporate headquarters in Newton, Massachusetts, pursuant to a lease with an expiration date of April 2015.  We are in the process of negotiating an extension of this lease until mid-2015.

Transition to New Corporate Headquarters

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

The aggregate future minimum lease payments are $143 million and are currently scheduled to be paid, beginning in November 2015, as follows: $1 million for 2015, $9 million for 2016, $9 million for 2017, $9 million for 2018, $9 million for 2019 and $106 million for 2020 and thereafter. The Lease has escalating rental payments and initial periods of free rent. TA LLC was also obligated to deliver a letter of credit to the Landlord in the amount of $1 million as security deposit, which amount is subject to increase under certain circumstances. TA LLC also has an option to extend the term of the Lease for two consecutive terms of five years each. Subject to certain conditions, TA LLC has certain rights under the Lease, including rights of first offer to lease additional space or to purchase the Premises if the Landlord elects to sell. In connection with the Lease, TripAdvisor entered into a Guaranty (the “Guaranty”), pursuant to which TripAdvisor provides full payment and performance guaranty for all of TA LLC’s obligations under the Lease.

We have concluded we are the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in the fourth quarter of 2013.  Since construction began, we have recorded estimated project construction costs incurred by the landlord as a construction in progress asset and a corresponding long term liability in “Property and equipment, net” and “Other long-term liabilities,” respectively, on our consolidated balance sheets. We will continue to increase the asset and corresponding long term liability as additional building costs are incurred by the landlord during the construction period.  In addition, the amounts that the Company has paid or incurred for normal tenant improvements and structural improvements have also been recorded to the construction-in-progress asset.

Once the landlord completes the construction of the Premises (estimated to be mid 2015), we will evaluate the Lease in order to determine whether or not the Lease meets the criteria for “sale-leaseback” treatment under GAAP. If the Lease meets the “sale-leaseback” criteria, we will remove the asset and the related liability from our consolidated balance sheet and treat the Lease as either an operating or capital lease based on the our assessment of the accounting guidance.  However, we currently expect that upon completion of construction of the Premises that the Lease will not meet the "sale-leaseback" criteria.

If the Lease does not meet “sale-leaseback” criteria, we will treat the Lease as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the initial term of the lease. And at the conclusion of the lease term, we would de-recognize both the net book values of the asset and financing obligation. Although we will not begin making lease payments pursuant to the Lease until November 2015, the portion of the lease obligations allocated to the land is treated for accounting purposes as an operating lease that commenced in 2013.

Additional United States and International Locations

We also lease an aggregate of approximately 470,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, in cities such as, New York, Boston, London, and Beijing, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with expiration dates through November 2024.

The following table summarizes our material commitments and obligations as of December 31, 2014 and excludes amounts already recorded on the consolidated balance sheet:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Operating leases (1)	$114	$19	$27	$26	$42
Build to suit lease obligation (2)	143	1	18	18	106
Expected interest payments on Term Loan (3)	9	5	4	—	—
Total (4)(5)(6)(7)	$266	$25	$49	$44	$148

(1)	Estimated future minimum rental payments under operating leases with non-cancelable lease terms.
(2)	Estimated future minimum rental payments for our future corporate headquarters in Needham, MA.
(3)

The amounts included as expected interest payments on the Term Loan in this table are based on the current effective interest rate and payment terms as of December 31, 2014, but, could change significantly in the future. Amounts assume that our existing debt is repaid at maturity and do not assume additional borrowings or refinancings of existing debt. Refer to “Note 8— Debt” for additional information, including principal payments expected to be paid over the next two years, on our Term Loan.

(4)

Excluded from the table was $68 million of unrecognized tax benefits, including accrued interest, that we have recorded in other long-term liabilities for which we cannot make a reasonably reliable estimate of the amount and period of payment. We estimate that approximately $1 million will be paid within the next twelve months.

(5)

Excluded from the table is our obligation to fund a charitable foundation. The Board of Directors of the charitable foundation is currently comprised of Stephen Kaufer- President and Chief Executive Officer, Julie M.B. Bradley-Chief Financial Officer and Seth J. Kalvert- Senior Vice President, General Counsel and Secretary. Our obligation was calculated at 2.0% of OIBA in 2014. For a discussion regarding OIBA see “Note 16— Segment and Geographic Information” in the notes to the consolidated financial statements. This future commitment has been excluded from the table above.

(6)

Excludes spending on anticipated leasehold improvements on our Needham, Massachusetts lease, including design, development, construction costs, and the purchase and installation of equipment, net of related landlord incentives, which we estimate will be in the range of $25-$30 million primarily incurred during the first six months of 2015.

(7)	Excludes current liabilities already recorded on the consolidated balance sheet at December 31, 2014, as these liabilities are expected to be paid within one year.

Letters of Credit

As of December 31, 2014, we have issued unused letters of credit totaling $1 million, related to our property leases.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources at December 31, 2014.

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

NOTE 13: EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

The TripAdvisor Retirement Savings Plan (the “401(k) Plan”), qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows participating employees, most of our U.S. employees, to make contributions of a specified percentage of their eligible compensation. Participating employees may contribute up to 50% of their eligible salary on a pre-tax basis, but not more than statutory limits. Employee-participants age 50 and over may also contribute an additional amount of their salary on a pre-tax tax basis up to the IRS Catch-Up Provision Limit. Employees may also contribute into the 401(k) Plan on an after-tax basis up to an annual maximum of 10%. The 401(k) Plan has an automatic enrollment feature at 3% pre-tax. We match 50% of the first 6% of employee contributions to the plan for a maximum employer contribution of 3% of a participant’s eligible earnings. The “catch up contributions”, are not eligible for employer matching contributions. The matching contributions portion of an employee’s account, vests after two years of service. Effective June 8, 2012 the 401(k) Plan permits certain after-tax Roth 401(k) contributions. Additionally, at the end of the 401 (k) Plan year, we make a discretionary matching contribution to eligible participants. This additional discretionary matching employer contribution referred to as “true up” is limited to match only contributions up to 3% of eligible compensation.

We also have various defined contribution plans for our international employees. Our contribution to the 401(k) Plan and our international defined contribution plans was $5 million, $5 million, and $3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Under the 2011 Incentive Plan, 100,000 shares of TripAdvisor common stock are available for issuance to non-employee directors. From the inception of the Plan through December 31, 2014, a total of 557 shares have been reserved for such purpose.

NOTE 14: STOCKHOLDERS’ EQUITY

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. At December 31, 2014, no preferred shares had been issued.

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share on most matters. Holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% percent of the total number of directors, rounded up to the next whole number, which was three directors as of December 31, 2014. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of TripAdvisor the holders of both classes of common stock have equal rights to receive all the assets of TripAdvisor after the rights of the holders of the preferred stock have been satisfied. There were 132,315,465 and 130,121,292 shares of common stock issued and outstanding, respectively, at December 31, 2014 and 12,799,999 shares of Class B common stock issued and outstanding at December 31, 2014.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is primarily comprised of accumulated foreign currency translation adjustments, as follows for the periods presented:

	December 31, 2014	December 31, 2013
	(In millions)
Cumulative foreign currency translation adjustments (1)	$(31)	$—
Total accumulated other comprehensive loss	$(31)	$—

(1)	We consider our foreign subsidiary earnings indefinitely reinvested; therefore; deferred taxes are not provided on foreign currency translation adjustments.

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

As of December 31, 2014, we have repurchased 2,120,709 shares of outstanding common stock under the share repurchase program at an aggregate cost of $145 million. We did not repurchase any shares under this share repurchase program during the year ended December 31, 2014.  As of December 31, 2014, from the authorized share repurchase program granted by the Board of Directors we have $105 million remaining to repurchase shares of our common stock.

Dividends

During the years ended December 31, 2014, 2013 and 2012, our Board of Directors did not declare any dividends on our outstanding common stock and do not expect to pay any dividends for the foreseeable future.

NOTE 15: RELATED PARTY TRANSACTIONS

Relationship between Expedia and TripAdvisor

Upon consummation of the Spin-Off, Expedia was considered a related party under GAAP based on a number of factors, including, among others, common ownership of our shares and those of Expedia.  However, we no longer consider Expedia a related party.   For purposes of governing certain of the ongoing relationships between us and Expedia at and after the Spin-Off, and to provide for an orderly transition, we and Expedia entered into various agreements at the time of the Spin-Off, which TripAdvisor has satisfied its obligations. However, TripAdvisor continues to be subject to certain post-spin obligations under the Tax Sharing Agreement.

Under the Tax Sharing Agreement between us and Expedia, we are generally required to indemnify Expedia for any taxes resulting from the Spin-Off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by us described in the covenants in the tax sharing agreement, (ii) any acquisition of our equity securities or assets or those of a member of our group, or (iii) any failure of the representations with respect to us or any member of our group to be true or any breach by us or any member of our group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel. The full text of the Tax Sharing Agreement is incorporated by reference in this Annual Report on Form 10K as Exhibit 10.2. Refer to “Note 9— Income Taxes” above for information regarding the status of completed and ongoing IRS audits of our consolidated income tax returns with Expedia to date.

Relationship between Liberty Interactive Corporation, Liberty TripAdvisor Holdings, Inc. and TripAdvisor

On December 11, 2012, Liberty Interactive Corporation, or Liberty, purchased an aggregate of 4,799,848 shares of common stock of TripAdvisor from Barry Diller, our former Chairman of the Board of Directors and Senior Executive, and certain of his affiliates (the “Stock Purchase”). As of December 31, 2013, Liberty beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock and was considered a related party with TripAdvisor.

On August 27, 2014, the entire beneficial ownership of our common stock and Class B common stock held by Liberty was indirectly acquired by Liberty TripAdvisor Holdings, Inc. (“LTRIP”) by means of a spin-off (the “Liberty Spin-Off”). In the Liberty Spin-Off, Liberty, LTRIP’s former parent company, distributed, by means of a dividend, to the holders of its Liberty Ventures common stock, Liberty’s entire equity interest in LTRIP.  As a result of the Liberty Spin-Off, LTRIP became a separate, publicly traded company and 100% of Liberty’s interest in TripAdvisor is now held by LTRIP.  Given the change in ownership of our shares, we no longer consider Liberty a related party effective as of the Liberty Spin-Off.

As of December 31, 2014, LTRIP beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 14.0% of the outstanding shares of Common Stock and 100% of the outstanding shares of Class B Common Stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.7% of the outstanding common stock (calculated in accordance with Rule 13d-3). Because each share of Class B common stock is generally entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56.6% of our voting power. We consider LTRIP a related party at December 31, 2014.

We had no material related party transactions with Liberty or LTRIP during the years ended December 31, 2014, 2013 or 2012.

NOTE 16: SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

During the fourth quarter of 2014, management changed TripAdvisor’s reportable segments to reflect changes in the management reporting structure of the organization, primarily due to recent business acquisitions, and the manner in which the chief operating decision maker, or CODM, regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources. We believe this new segment structure better provides the CODM with information to assess performance and to make resource allocation decisions. The CODM for the company is our Chief Executive Officer.

The revised reporting structure includes two reportable segments: Hotel and Other. Our Other segment consists of the aggregation of three operating segments, which include our Vacation Rentals, Restaurants and Attractions businesses. All prior periods have been reclassified to conform to the current reporting structure.

Hotel

Our Hotel segment includes revenue generated from services related to hotels, including click-based and display-based advertising revenue from making hotel room nights, airline reservations, and cruise reservations available for price comparison and booking, as well as subscription-based products such as Business Listings, transaction-based products such as Jetsetter and Tingo, and other revenue related to hotels. Our CODM is also the Hotel segment manager.

Other

Attractions.  We provide, through Viator, information and services for researching and booking destination activities around the world. Viator works with local operators to provide travelers with access to tours and activities in popular destinations worldwide, earning a commission for such service. In addition to its consumer-direct business, Viator also provides local experiences to affiliate partners, including some of the world’s top airlines, hotels and travel agencies.

Restaurants.  This business is comprised of our websites that provide online and mobile reservation services that connect restaurants with diners.  These websites are currently focused on the European market, primarily through Lafourchette.  Lafourchette is an online restaurant booking platform with a network of restaurant partners across Europe.  Lafourchette also offers management software solutions helping restaurants to maximize business by providing a flexible online booking, discount and data tool. Revenue is primarily generated by receiving a fee for each restaurant guest seated through the online reservation systems.

Vacation Rentals. We offer individual property owners and property managers the ability to list their properties available for rental and connect with travelers using a subscription-based fee structure or a free-to-list, commission per booking based option. Our vacation rental inventory currently includes full home rentals, condos, villas, beach rentals, cabins, cottages, and many other accommodation types.  These properties are listed across a number of platforms, including TripAdvisor Vacation Rentals, U.S.-based FlipKey (which includes Vacation Home Rentals acquired during 2014), and European-based Holiday Lettings and Niumba.

Each operating segment in our Other segment has a segment manager who is directly accountable to and maintains regular contact with our chief operating decision maker to discuss operating activities, financial results, forecasts, and plans for the segment.

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

The following tables present our segment information for the years ended December 31, 2014, 2013 and 2012. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation, other expense, net, other non-recurring expenses, net, and income taxes, which are excluded from segment operating performance, in Corporate and unallocated. In addition, we do not report our assets or capital expenditures by segment as it would not be meaningful. We also do not regularly provide asset, capital expenditure or depreciation information by segment to our CODM. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments.  Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Year ended December 31, 2014
	Hotel	Other	Corporate and unallocated	Total
	(in millions)
Revenue	$1,135	$111	$—	$1,246
Adjusted EBITDA (1)	472	(4)	—	468
Depreciation	—	—	(47)	(47)
Amortization of intangible assets	—	—	(18)	(18)
Stock-based compensation	—	—	(63)	(63)
Operating income (loss)	$472	$(4)	$(128)	340
Other expense, net				(18)
Income before income taxes				322
Provision for income taxes				(96)
Net income				226

	Year ended December 31, 2013
	Hotel	Other	Corporate and unallocated	Total
	(in millions)
Revenue	$899	$46	$—	$945
Adjusted EBITDA (1)	384	(5)	—	379
Depreciation	—	—	(30)	(30)
Amortization of intangible assets	—	—	(6)	(6)
Stock-based compensation	—	—	(49)	(49)
Operating income (loss)	$384	$(5)	$(85)	294
Other expense, net				(10)
Income before income taxes				284
Provision for income taxes				(79)
Net income				205

	Year ended December 31, 2012
	Hotel	Other	Corporate and unallocated	Total
	(in millions)
Revenue	$732	$31	$—	$763
Adjusted EBITDA (1)	349	3	—	352
Depreciation	—	—	(20)	(20)
Amortization of intangible assets	—	—	(6)	(6)
Stock-based compensation	—	—	(30)	(30)
Operating income (loss)	$349	$3	$(56)	296
Other expense, net				(14)
Income before income taxes				282
Provision for income taxes				(87)
Net income				195

(1)

Includes allocated general and administrative expenses in our Hotel segment of $87 million, $72 million and $56 million; and in our Other segment of $18 million, $9 million and $6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table is a reconciliation of our Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Adjusted EBITDA	$468	$379	$352
Depreciation (1)	(47)	(30)	(20)
OIBA (2)	421	349	332
Amortization of intangible assets	(18)	(6)	(6)
Stock-based compensation	(63)	(49)	(30)
Other expense, net	(18)	(10)	(14)
Provision for income taxes	(96)	(79)	(87)
Net income	$226	$205	$195

(1)	Includes amortization of internal use software and website development costs.
(2)

We define OIBA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) stock-based compensation; (4) amortization of intangible assets; and (5) non-recurring expenses. This operating metric is only used by our management to calculate our annual obligation for our charitable foundation. Refer to “Note 12— Commitments and Contingencies” for a discussion of our charitable foundation.

Revenue and Geographic Information

We derive the substantial portion of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue from a combination of subscription-based and transaction-based offerings, including: Business Listings; subscription and commission-based offerings from our Vacation Rentals products; transaction revenue from selling room nights; selling destination activities; fulfilling online restaurant reservations; as well as other revenue including content licensing.

The following table presents revenue by product for the periods presented:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Click-based advertising	$870	$696	$588
Display-based advertising	140	119	94
Subscription, transaction and other	236	130	81
Total revenue	$1,246	$945	$763

The following table presents revenue by geographic area, the United States, the United Kingdom and all other countries, based on the geographic location of our websites for the periods presented:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Revenue
United States	$593	$463	$386
United Kingdom	191	141	110
All other countries	462	341	267
	$1,246	$945	$763

The following table presents property and equipment, net for the United States and all other countries based on the geographic location of the assets for the periods presented:

	December 31,
	2014	2013
	(in millions)
Property and equipment, net
United States	$170	$67
All other countries	25	15
	$195	$82

NOTE 17: INTEREST INCOME AND OTHER, NET

The following table presents the detail of interest income and other, net, for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net loss, realized and unrealized, on foreign exchange and foreign currency derivative contracts and other, net	$(10)	$(2)	$(3)
Interest income	1	2	-
Total interest income and other, net	$(9)	$-	$(3)

TripAdvisor, Inc.

Quarterly Financial Information (Unaudited)

(in thousands, except per share data)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2014. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions)
Year ended December 31, 2014
Revenue	$281	$323	$354	$288
Operating income	96	100	84	60
Net income	68	68	54	36
Net income attributable to TripAdvisor, Inc.	68	68	54	36
Basic earnings per share	$0.48	$0.48	$0.38	$0.25
Diluted earnings per share	$0.47	$0.47	$0.37	$0.25
Year ended December 31, 2013
Revenue	$230	$247	$255	$213
Operating income	88	94	84	28
Net income	62	67	56	20
Net income attributable to TripAdvisor, Inc.	62	67	56	20
Basic earnings per share	$0.44	$0.47	$0.39	$0.14
Diluted earnings per share	$0.43	$0.46	$0.38	$0.14

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, excluding an assessment of internal control over financial reporting of Lafourchette and Viator, and their subsidiaries. Lafourchette  and Viator were acquired on May 22, 2014 and August 8, 2014, respectively, whose consolidated financial statements represent, in the aggregate, 2% of total assets, excluding goodwill and other intangibles, and 3% of total revenue, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31,2014. Pursuant to Exchange Act Rule 13a-15(d) or 15d-15(d), management has concluded that, as of December 31,2014, our internal control over financial reporting was effective and these exclusions will not extend beyond one year from the acquisition dates stated herein. Management has reviewed its assessment with the Audit Committee. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TripAdvisor, Inc.:

We have audited TripAdvisor, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TripAdvisor, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, TripAdvisor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

TripAdvisor, Inc. acquired Lafourchette SAS and its subsidiaries (Lafourchette) and Viator, Inc. and its subsidiaries (Viator) during 2014, and management excluded from its assessment of the effectiveness of TripAdvisor, Inc.’s internal control over financial reporting as of December 31, 2014, Lafourchette and Viator’s internal control over financial reporting associated with total assets of 2% and total revenues of 3% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of TripAdvisor, Inc. also excluded an evaluation of the internal control over financial reporting of Lafourchette and Viator.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TripAdvisor, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and our report dated February 17, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

February 17, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our 2015 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to our 2015 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our 2015 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our 2015 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our 2015 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following is filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements: The consolidated financial statements and report of independent registered public accounting firms required by this item are included in Part II, Item 8.

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(b) Exhibits: The attached list of exhibits in the “Exhibit Index” immediately preceding the exhibits to this annual report is incorporated herein by reference in response to this item.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPADVISOR, INC.
	By:	/s/ STEPHEN KAUFER
February 17, 2015		Stephen Kaufer Chief Executive Officer and President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 17, 2015.

Signature	Title
/s/ STEPHEN KAUFER	Chief Executive Officer, President and Director (Principal Executive Officer)
Stephen Kaufer
/s/ JULIE M.B. BRADLEY	Chief Financial Officer (Principal Financial and Accounting Officer)
Julie M.B. Bradley
/s/ GREGORY B. MAFFEI	Chairman of the Board
Gregory B. Maffei
/s/ JONATHAN F. MILLER	Director
Jonathan F. Miller
/s/ DIPCHAND V. NISHAR	Director
Dipchand V. Nishar
/s/ JEREMY PHILIPS	Director
Jeremy Philips
/s/ SPENCER M. RASCOFF	Director
Spencer M. Rascoff
/s/ CHRISTOPHER W. SHEAN	Director
Christopher W. Shean
/s/ SUKINDER SINGH CASSIDY	Director
Sukinder Singh Cassidy
/s/ ROBERT S. WIESENTHAL	Director
Robert S. Wiesenthal

EXHIBIT INDEX

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
2.1	Separation Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	2.1	12/27/11
3.1	Restated Certificate of Incorporation of TripAdvisor, Inc.		8-K	001-35362	3.1	12/27/11
3.2	Amended and Restated Bylaws of TripAdvisor, Inc.		8-K	001-35362	3.2	12/27/11
3.3	Amended No. 1 to Amended and Restated Bylaws of TripAdvisor, Inc.		8-K	001-35362	3.1	2/12/13
4.1	Equity Warrant Agreement by and between TripAdvisor, Inc. and Mellon Investor Services LLC, as Equity Warrant Agent, dated as of December 20, 2011		8-K	001-35362	4.1	12/27/11
4.2	Specimen TripAdvisor, Inc. Common Stock Certificate		S-4/A	333-175828-01	4.6	10/24/11
10.1	Governance Agreement, by and among TripAdvisor, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	001-35362	10.1	12/27/11
10.2	Tax Sharing Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.2	12/27/11
10.3	Employee Matters Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.3	12/27/11
10.4	Transition Services Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.4	12/27/11
10.5	Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of October 31, 2007		S-4/A	333-175828-01	10.12	10/24/11
10.6	First Amendment to Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of June 15, 2009		S-4/A	333-175828-01	10.13	10/24/11
10.7	Credit Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 20, 2011		8-K	001-35362	4.2	12/27/11
10.8	Waiver and Amendment Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 27, 2013		10-K	01-35362	10.8	2/11/14
10.9+	TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan		S-8	333-178637	4.5	12/20/11
10.10+	First Amendment to TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan		10-Q	001-35362	4.1	7/24/13
10.11+	TripAdvisor, Inc. Deferred Compensation Plan for Non-Employee Directors		S-8	333-178637	4.6	12/20/11
10.12+	Form of Option Agreement (Domestic)	X
10.13+	Form of Option Agreement (International)	X
10.14+	Form of Restricted Stock Unit Agreement (Domestic)	X
10.15+	Form of Restricted Stock Unit Agreement (PRC)	X
10.16+	Form of Restricted Stock Unit Agreement (Other International)	X
10.17+	Form of Restricted Stock Unit Agreement (Non-Employee Directors)	X
10.18+	Form of Restricted Stock Unit Agreement (Performance Based)	X
10.19	Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013		10-Q	001-35362	10.1	7/24/13
10.20	Guaranty dated June 20, 2013 by TripAdvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord		10-Q	001-35362	10.2	7/24/13
10.21	Form of TripAdvisor Media Group Master Advertising Insertion Order		10-K	01-35362	10.21	2/11/14

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
10.22+	Employment Agreement between TripAdvisor LLC and Julie Bradley, effective as of March 31, 2014		10-Q	001-35362	10.1	5/6/14
10.23+	Employment Agreement between TripAdvisor LLC and Seth Kalvert, effective as of March 31, 2014		10-Q	001-35362	10.2	5/6/14
10.24+	Employment Agreement between TripAdvisor LLC and Stephen Kaufer, effective as of February 11, 2014		10-Q	001-35362	10.3	5/6/14
10.22	Viator, Inc. 2010 Stock Incentive Plan		S-8	333-198726	16.1	9/12/14
16.1	Letter of Ernst & Young, LLP dated February 11, 2014		8-K	001-35362	16.1	2/11/14
21.1	Subsidiaries of the Registrant	X
23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm	X
23.2	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included in signature page)	X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

		X

+ Indicates a management contract or a compensatory plan, contract or arrangement.