Form 10-Q
period 2015-03-31
TripAdvisor, Inc.
filed 2015-05-06
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at May 1, 2015
Common Stock, $0.001 par value per share	130,709,499 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended March 31,
	2015	2014
Revenue	$363	$281

Costs and expenses:
Cost of revenue (1)	13	8
Selling and marketing (2)	157	101
Technology and content (2)	49	38
General and administrative (2)	33	26
Depreciation	14	10
Amortization of intangible assets	7	2
Total costs and expenses:	273	185
Operating income	90	96
Other income (expense):
Interest expense	(2)	(2)
Interest income and other, net	(2)	-
Total other expense, net	(4)	(2)
Income before income taxes	86	94
Provision for income taxes	(23)	(26)
Net income	$63	$68

Earnings per share attributable to common stockholders (Note 13):
Basic	$0.44	$0.48
Diluted	$0.43	$0.47
Weighted average common shares outstanding (Note 13):
Basic	143	142
Diluted	146	146

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$2	$-
Amortization of website development costs included in depreciation	9	6
	$11	$6

(2) Includes stock-based compensation expense as follows:
Selling and marketing	$4	$3
Technology and content	$6	$6
General and administrative	$6	$5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended
	March 31,
	2015	2014
Net income	$63	$68
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(28)	1
Total other comprehensive income (loss)	(28)	1
Comprehensive income	$35	$69

(1)	Foreign currency translation adjustments exclude income taxes due to our practice and intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$505	$455
Short-term marketable securities (Note 4)	118	108
Accounts receivable, net of allowance for doubtful accounts of $7 and $7 at March 31, 2015 and December 31, 2014, respectively	229	151
Prepaid expenses and other current assets	42	33
Total current assets	894	747
Long-term marketable securities (Note 4)	19	31
Property and equipment, net (Note 5)	226	195
Other long-term assets	39	38
Intangible assets, net (Note 6)	196	214
Goodwill (Note 6)	720	734
TOTAL ASSETS	$2,094	$1,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26	$19
Deferred merchant payables	148	93
Deferred revenue	77	57
Credit facility borrowings (Note 7)	40	38
Borrowings, current (Note 7)	40	40
Taxes payable	6	20
Accrued expenses and other current liabilities (Note 9)	115	114
Total current liabilities	452	381
Deferred income taxes, net	39	39
Other long-term liabilities (Note 10)	174	154
Borrowings, net of current portion (Note 7)	250	260
Total Liabilities	915	834

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized shares: 100,000,000	-	-
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	-	-
Authorized shares: 1,600,000,000
Shares issued: 132,898,365 and 132,315,465
Shares outstanding: 130,704,192 and 130,121,292
Class B common stock, $0.001 par value	-	-
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	692	673
Retained earnings	691	628
Accumulated other comprehensive income (loss)	(59)	(31)
Treasury stock-common stock, at cost, 2,194,173 and 2,194,173 shares, March 31, 2015 and December 31, 2014, respectively	(145)	(145)
Total Stockholders’ Equity	1,179	1,125
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,094	$1,959

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(in millions, except number of shares)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2014	132,315,465	$-	12,799,999	$-	$673	$628	$(31)	(2,194,173)	$(145)	$1,125
Net income						63				63
Foreign currency translation adjustments							(28)			(28)
Issuance of common stock related to exercises of options and vesting of RSUs	582,900	-			8					8
Tax benefits on equity awards, net					6					6
Minimum withholding taxes on net share settlements of equity awards					(13)					(13)
Stock-based compensation					18					18

Balance as of March 31, 2015	132,898,365	$-	12,799,999	$-	$692	$691	$(59)	(2,194,173)	$(145)	$1,179

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended March 31,
	2015	2014
Operating activities:
Net income	$63	$68
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	14	10
Stock-based compensation expense	16	14
Amortization of intangible assets	7	2
Deferred tax expense	3	1
Excess tax benefits from stock-based compensation	(7)	(11)
Other, net	2	2
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, prepaid expenses and other assets	(71)	(38)
Accounts payable, accrued expenses and other liabilities	4	(5)
Deferred merchant payables	60	34
Income taxes, net	(13)	18
Deferred revenue	21	14
Net cash provided by operating activities	99	109

Investing activities:
Acquisitions, net of cash acquired	(5)	-
Capital expenditures, including internal-use software and website development	(31)	(20)
Purchases of marketable securities	(32)	(203)
Sales of marketable securities	25	52
Maturities of marketable securities	9	44
Net cash used in investing activities	(34)	(127)

Financing activities:
Proceeds from credit facilities	2	5
Payments to credit facilities	-	(3)
Principal payments on long-term debt	(10)	(10)
Proceeds from exercise of stock options	8	2
Payment of minimum withholding taxes on net share settlements of equity awards	(13)	(18)
Excess tax benefits from stock-based compensation	7	11
Other, net	3	(1)
Net cash used in financing activities	(3)	(14)
Effect of exchange rate changes on cash and cash equivalents	(12)	-
Net increase (decrease) in cash and cash equivalents	50	(32)
Cash and cash equivalents at beginning of period	455	351
Cash and cash equivalents at end of period	$505	$319

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of construction in-process related to build to suit lease obligation	$4	$14
Capital expenditures incurred but not yet paid primarily related to build to suit lease	$8	$-

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

Description of Business

TripAdvisor is an online travel company, empowering users to plan and book the perfect trip. TripAdvisor’s travel research platform aggregates reviews and opinions of members about destinations, accommodations, activities and attractions, and restaurants throughout the world so that our users have access to trusted advice wherever their trips take them. Our platform not only helps users plan their trips with our unique user-generated content, but also enables users to compare real-time pricing and availability so that they can book hotels, vacation rentals, flights, activities and attractions, and restaurants.

Our flagship brand is TripAdvisor.  TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 45 countries worldwide. In addition to the flagship TripAdvisor brand, we manage and operate 24 other media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector, which include: www.airfarewatchdog.com, www.bookingbuddy.com, www.cruisecritic.com, www.everytrail.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl and www.besttables.com), www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.independenttraveler.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.tripbod.com, www.vacationhomerentals.com, www.viator.com, www.virtualtourist.com, and www.kuxun.cn.

We derive the substantial portion of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue from a combination of subscription-based and transaction-based offerings, including: Business Listings; subscription and commission-based offerings from our Vacation Rentals products; transaction revenue from selling room nights through our Jetsetter and Tingo brands; selling destination activities from Viator; fulfilling online restaurant reservations, primarily through Lafourchette; as well as other revenue including content licensing.

We have two reportable segments: Hotel and Other. Our Other segment consists of the aggregation of three operating segments, which include our Attractions, Restaurants and Vacation Rentals businesses. Our operating segments are determined based on how our chief operating decision maker manages our business, regularly assesses information and evaluates performance for operating  decision-making purposes, including allocation of resources.  For further information on our reportable segments see “Note 12 — Segment Information,” in these notes to our unaudited consolidated financial statements.

Basis of Presentation

The accompanying unaudited financial statements present our results of operations, financial position and cash flows on a consolidated basis. The accompanying unaudited consolidated financial statements include TripAdvisor, our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We have eliminated significant intercompany transactions and accounts.

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

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. We prepared the unaudited consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we have condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the SEC.

Reclassifications

Pursuant to our disclosure in “Note 16— Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014, management revised our reportable segments.  All prior periods disclosures have been reclassified to conform to the current reporting structure.  These reclassifications had no effect on our unaudited consolidated financial statements.

All other reclassifications made to conform the prior period to the current presentation, were not material and had no net effect on our unaudited consolidated financial statements.

Accounting Estimates

We use estimates and assumptions in the preparation of our unaudited consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our unaudited consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our unaudited consolidated financial statements include: (i) recoverability of intangible assets and goodwill, (ii) recoverability and useful life of long-lived assets, (iii) accounting for income taxes, (iv) purchase accounting for business combinations and (v) stock-based compensation.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements Not Yet Adopted

Revenue From Contracts With Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method.  As currently issued, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and early adoption is not permitted.  In April 2015, the FASB proposed deferring the effective date by one year to December 15, 2017, for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our unaudited consolidated financial statements and related disclosures.

There have been no material changes to our significant accounting policies since December 31, 2014. For additional information about our critical accounting policies and estimates, refer to “Note 2— Significant Accounting Policies”, in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 3: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and restricted stock units (“RSUs”), on our unaudited consolidated statements of operations during the periods presented:

	Three months ended
	March 31,
	2015	2014
	(in millions)
Selling and marketing	$4	$3
Technology and content	6	6
General and administrative	6	5
Total stock-based compensation	16	14
Income tax benefit from stock-based compensation	(6)	(5)
Total stock-based compensation, net of tax effect	$10	$9

Stock-Based Award Activity and Valuation

2015 Stock Option Activity

During the three months ended March 31, 2015, we have issued 367,659 service-based non-qualified stock options under the Company’s 2011 Stock and Annual Incentive Plan, as amended (the “2011 Incentive Plan”). These stock options have a term of ten years from the date of grant and vest equitably over a four-year requisite service period.

A summary of the status and activity for stock option awards relating to our common stock for the three months ended March 31, 2015, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at January 1, 2015	8,651	$44.47
Granted	368	86.07
Exercised (1)	(585)	34.30
Cancelled or expired	(91)	51.97
Options outstanding at March 31, 2015	8,343	$46.94	4.9	$312
Exercisable as of March 31, 2015	4,630	$34.42	3.1	$227
Vested and expected to vest after March 31, 2015	8,153	$46.51	4.8	$307
(1)

Inclusive of 203,689 options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the minimum amount of required employee withholding taxes. Potential shares that had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited consolidated statements of cash flows.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on The NASDAQ Global Select Market as of March 31, 2015 was $83.17. The total intrinsic value of stock options exercised for the three months ended March 31, 2015 and 2014 was $31 million and $36 million, respectively.

The fair value of stock option grants under the 2011 Incentive Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended
	March 31,
	2015	2014
Risk free interest rate	1.51%	1.97%
Expected term (in years)	5.21	6.38
Expected volatility	41.86%	48.09%
Expected dividend yield	— %	— %

The weighted-average grant date fair value of options granted was $33.79 and $47.36 for the three months ended March 31, 2015 and 2014, respectively. The total fair value of stock options vested for the three months ended March 31, 2015 and 2014 was $25 million and $23 million, respectively.

2015 RSU Activity

During the three months ended March 31, 2015, we issued 514,579 RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock on the date of grant. These RSUs vest over a four-year requisite service period.

The following table presents a summary of our RSU activity during the three months ended March 31, 2015:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of January 1, 2015	1,448	$71.33
Granted	515	87.52
Vested and released (1)	(287)	64.32
Cancelled	(91)	65.64
Unvested RSUs outstanding as of March 31, 2015	1,585	$78.18	$132
(1)

Inclusive of 88,714 RSUs withheld to satisfy employee minimum tax withholding requirements due to net share settlement. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited consolidated statements of cash flows.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense, net of estimated forfeitures, and the weighted average remaining amortization period at March 31, 2015 related to our non-vested stock options and RSU awards is presented below (in millions, except per year information):

	Stock
	Options	RSUs
Unrecognized compensation expense (net of forfeitures)	$85	$99
Weighted average period remaining (in years)	2.7	3.2

NOTE 4: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities for the periods presented (in millions):

	March 31, 2015
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$478	$-	$-	$478	$478	$-	$-
Level 1:
Money market funds	27	-	-	27	27	-	-
Level 2:
U.S. agency securities	41	-	-	41	-	38	3
Certificates of deposit	13	-	-	13	-	13	-
Commercial paper	2	-	-	2	-	2	-
Corporate debt securities	81	-	-	81	-	65	16
Subtotal	137	-	-	137	-	118	19
Total	$642	$-	$-	$642	$505	$118	$19

	December 31, 2014
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$447	$-	$-	$447	$447	$-	$-
Level 1:
Money market funds	8	-	-	8	8	-	-
Level 2:
U.S. agency securities	38	-	-	38	-	35	3
Certificates of deposit	8	-	-	8	-	8	-
Commercial paper	1	-	-	1	-	1	-
Corporate debt securities	92	-	-	92	-	64	28
Subtotal	139	-	-	139	-	108	31
Total	$594	$-	$-	$594	$455	$108	$31

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at March 31, 2015.

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

There were no material realized gains or losses related to sales of our marketable securities for the three months ended March 31, 2015 and 2014, respectively.  We consider any individual investments in an unrealized loss position to be temporary in nature and do not consider any of our investments other-than-temporarily impaired.

Derivative Financial Instruments

Our current forward contracts are not designated as hedges and have current maturities of less than 90 days. Consequently, any gain or loss resulting from the change in fair value was recognized in our unaudited consolidated statement of operations.  We recorded a net gain of $3 million for the three months ended March 31, 2015, related to our settled and outstanding forward contracts in our unaudited consolidated statement of operations in other, net.  All gains and losses for the three months ended March 31, 2014 were not material.

The following tables show the fair value and notional principal amounts of our outstanding derivative instruments that are not designated as hedging instruments for the periods presented:

	Balance Sheet Caption	March 31, 2015
		Fair Value of Derivative (2)		U.S. Dollar Notional
		Asset	Liability
(in millions)
Foreign exchange-forward contracts (1)	Prepaid expenses and other current assets	$1	$-	$28

	Balance Sheet Caption	December 31, 2014
		Fair Value of Derivative (2)		U.S. Dollar Notional
		Asset	Liability
(in millions)
Foreign exchange-forward contracts (1)	Prepaid expenses and other current assets	$-	$-	$20

(1)	Derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. Dollar.
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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our unaudited consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively. The carrying value of the long-term borrowings outstanding on our Credit Agreement bears interest at a variable rate and therefore is also considered to approximate fair value.

We did not have any Level 3 assets or liabilities at March 31, 2015 and December 31, 2014.

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following for the periods presented:

	March 31, 2015	December 31, 2014
	(in millions)
Capitalized software and website development	$118	$104
Leasehold improvements	42	40
Computer equipment	33	31
Furniture, office equipment and other	14	11
	207	186
Less: accumulated depreciation	(91)	(77)
Construction in progress (1)	110	86
Total	$226	$195
(1)

We capitalize construction in progress for build-to-suit lease agreements where we are considered the owner, for accounting purposes only, during the construction period.  These amounts represent construction costs to date incurred by the landlord and the Company related to our future corporate headquarters in Needham, MA. During the three months ended March 31, 2015, we capitalized $4 million in non-cash construction costs which were incurred by the landlord, with a corresponding liability recorded in other long-term liabilities, and in addition, we capitalized $20 million in tenant improvements on our unaudited consolidated balance sheet, of which $13 million were paid in cash by the Company.  Refer to “Note 12 – Commitments and Contingencies,” in  the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information on our future corporate headquarters lease.

NOTE 6: GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes our goodwill activity by segment for the period presented:

	Hotel	Other	Consolidated
	(in millions)
Balances as of December 31, 2014	$442	$292	$734
Additions (1)	1	3	4
Other adjustments (2)	-	(18)	(18)
Ending balance as of March 31, 2015	$443	$277	$720

(1)	Additions relate to our 2015 business acquisitions.
(2)	Other adjustments are primarily related to impact of changes in foreign exchange rates.

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following for the periods presented:

	March 31, 2015	December 31, 2014
	(in millions)
Intangible assets with definite lives	$190	$202
Less: accumulated amortization	(24)	(18)
Intangible assets with definite lives, net	166	184
Intangible assets with indefinite lives	30	30
Total	$196	$214

The following table presents the components of our intangible assets with definite lives for the periods presented:

		March 31, 2015			December 31, 2014
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in millions)			(in millions)
Trade names and trademarks	9.2	$51	$(6)	$45	$52	$(5)	$47
Customer lists and supplier relationships	6.4	76	(7)	69	77	(5)	72
Subscriber relationships	5.3	29	(5)	24	31	(4)	27
Technology and other	4.1	34	(6)	28	42	(4)	38
Total	6.6	$190	$(24)	$166	$202	$(18)	$184

Intangible assets with definite lives are amortized on a straight-line basis. The estimated amortization expense for intangible assets with definite lives for each of the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets, is expected to be as follows (in millions):

2015(remaining nine months)	$22
2016	29
2017	27
2018	25
2019	22
2020 and thereafter	41
Total	$166

NOTE 7: DEBT

Term Loan Facility Due 2016 and Revolving Credit Facility

In 2011, we entered into a credit agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent (this credit agreement, together with all exhibits, schedules, annexes, certificates, assignments and related documents contemplated thereby, is referred to herein as the “Credit Agreement”), which provides $600 million of borrowing including:

—	the term loan facility in an aggregate principal amount of $400 million with a term of five years due December 2016 (“Term Loan”); and
—

the revolving credit facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016 (the “Revolving Credit Facility”).

The Term Loan and any loans under the Revolving Credit Facility bear interest by reference to a base rate or a Eurocurrency rate, in either case plus an applicable margin based on our leverage ratio. We are also required to pay a quarterly commitment fee, on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The Term Loan and loans under the Revolving Credit Facility currently bear interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points. As of March 31, 2015 we are using a one-month interest period Eurocurrency Spread which is approximately 1.7% per annum. Interest is currently payable on a monthly basis while we are borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

We currently have $290 million in outstanding borrowings under the Term Loan as of March 31, 2015, of which $40 million is recorded in current liabilities on the unaudited consolidated balance sheet.  The Term Loan principal is currently repayable in quarterly installments on the last day of each calendar quarter equal to 2.5% of the original principal amount with the balance due on the final maturity date. Principal payments aggregating $10 million were made during the three months ended March 31, 2015.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of March 31, 2015 there are no outstanding borrowings under our Revolving Credit Facility.

During the three months ended March 31, 2015 and 2014, we recorded total interest and commitment fees on our Credit Agreement of $1 million and $2 million, respectively, to interest expense on our unaudited consolidated statements of operations.  All unpaid interest and commitment fee amounts as of March 31, 2015 and December 31, 2014 were not material.

As of March 31, 2015, we are in compliance with all of our debt covenants.

Chinese Credit Facilities

In addition to our borrowings under the Credit Agreement, we maintain our Chinese Credit Facilities. As of March 31, 2015 and December 31, 2014, we had short-term borrowings outstanding of $40 million and $38 million, respectively.

Certain of our Chinese subsidiaries are entered into a RMB 189,000,000 (approximately $30 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. We had $21 million of outstanding borrowings from the Chinese Credit Facility—BOA as of March 31, 2015. Our Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 5.35% as of March 31, 2015.

In addition, certain of our Chinese subsidiaries are entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). We had $19 million of outstanding borrowings from the Chinese Credit Facility—JPM as of March 31, 2015. Our Chinese Credit Facility—JPM currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 5.35% as of March 31, 2015.

NOTE 8: INCOME TAXES

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

Our effective tax rate for the three months ended March 31, 2015 and 2014 was 26.7% and 27.7%, respectively. For the three months ended March 31, 2015, the effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The decrease in the effective tax rate for 2015 compared to the 2014 rate was primarily due to a change in jurisdictional earnings.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of March 31, 2015, accrued interest is $3 million, net of federal benefit, and no penalties have been accrued. We do not anticipate any material releases in the next twelve months.

We are under examination by the Internal Revenue Service (“IRS”) for the 2009 and 2010 tax years with respect to consolidated income tax returns previously filed with Expedia, and we have various ongoing state income tax audits.  We are separately under examination by the IRS for the 2012 and 2013 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes.  We are no longer subject to tax examinations by tax authorities for years prior to 2007.

As of March 31, 2015, no material assessments have resulted.  While we have not yet received notification of a proposed adjustment from the IRS for the 2009 and 2010 calendar years relating to transfer pricing with our foreign subsidiaries, we have been informed by the IRS that a Notice of Proposed Adjustment is imminent.  Our expectation is that the notice will propose an increase to our U.S. taxable income that would result in additional federal tax expense for 2009 and 2010, subject to interest.  Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable and we intend to vigorously defend our position.  If we are not able to resolve a proposed adjustment at the IRS examination level, we plan to pursue all available administrative and, if necessary, judicial remedies.

NOTE 9: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	March 31, 2015	December 31, 2014
	(in millions)
Accrued salary, bonus, and related benefits	$29	$41
Accrued marketing costs	36	24
Accrued charitable foundation payments	2	9
Other	48	40
Total	$115	$114

NOTE 10: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following for the periods presented:

	March 31, 2015	December 31, 2014
	(in millions)
Unrecognized tax benefits (1)	$73	$68
Construction liabilities (2)	82	67
Other (3)	19	19
Total	$174	$154

(1)	Amount includes accrued interest related to this liability.
(2)

We capitalize construction in progress and record a corresponding long-term liability for build-to-suit lease agreements where we are considered the owner during the construction period for accounting purposes only.

(3)	Amounts primarily consist of long term deferred rent balances related to operating leases for office space.

NOTE 11: COMMITMENTS AND CONTINGENCIES

There have been no material changes to our commitments and contingencies since December 31, 2014. Refer to “Note 12— Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Rules and regulations promulgated by the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that the Company and its subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

NOTE 12: SEGMENT INFORMATION

Our reporting structure includes two reportable segments: Hotel and Other.

Hotel

Our Hotel segment includes revenue generated from services related to hotels, including click-based and display-based advertising revenue from making hotel room reservations, airline reservations, and cruise reservations available for price comparison and booking, as well as subscription-based products such as Business Listings, transaction-based products such as Jetsetter and Tingo, and other hotel related revenue. Our chief operating decision maker, or CODM, is also the Hotel segment manager.

Other

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

Vacation Rentals. We offer individual property owners and property managers the ability to list their properties available for rental and connect with travelers using a subscription-based fee structure or a free-to-list, commission per booking based option. Our vacation rental inventory currently includes full home rentals, condos, villas, beach rentals, cabins, cottages, and many other accommodation types.  These properties are listed across a number of platforms, including TripAdvisor Vacation Rentals, U.S.-based FlipKey, and European-based Holiday Lettings and Niumba.

Each operating segment in our Other segment has a segment manager who is directly accountable to and maintains regular contact with our CODM to discuss operating activities, financial results, forecasts, and plans for the segment.

We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation and other stock-settled obligations; (6) goodwill, long-lived asset and intangible asset impairments; and (7)  non-recurring expenses. Adjusted EBITDA is the primary metric by which management evaluates the performance of its business and on which internal budgets are based. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. We believe by excluding certain non-cash expenses, such as stock-based compensation, stock-settled obligations, asset impairments, and non-recurring expenses, Adjusted EBITDA corresponds more closely to the cash that operating income generated from our business and allows investors to gain an understanding of the factors and trends affecting the ongoing cash earnings capabilities of our business, from which capital investments are made and debt is serviced.

The following tables present our segment information for the three months ended March 31, 2015 and 2014. We have recorded depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation, other expense, net and income taxes, which are excluded from segment operating performance, in Corporate and unallocated. In addition, we do not report our assets or capital expenditures by segment as it would not be meaningful. We also do not regularly provide asset, capital expenditure or depreciation information by segment to our CODM. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments.  Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Three months ended March 31, 2015
	Hotel	Other	Corporate and unallocated	Total
	(in millions)
Revenue	$320	$43	$—	$363
Adjusted EBITDA (1)	132	(5)	—	127
Depreciation	—	—	(14)	(14)
Amortization of intangible assets	—	—	(7)	(7)
Stock-based compensation	—	—	(16)	(16)
Operating income (loss)	$132	$(5)	$(37)	90
Other expense, net				(4)
Income before income taxes				86
Provision for income taxes				(23)
Net income				63

	Three months ended March 31, 2014
	Hotel	Other	Corporate and unallocated	Total
	(in millions)
Revenue	$266	$15	$—	$281
Adjusted EBITDA (1)	124	(2)	—	122
Depreciation	—	—	(10)	(10)
Amortization of intangible assets	—	—	(2)	(2)
Stock-based compensation	—	—	(14)	(14)
Operating income (loss)	$124	$(2)	$(26)	96
Other expense, net				(2)
Income before income taxes				94
Provision for income taxes				(26)
Net income				68

(1)

Includes allocated general and administrative expenses in our Hotel segment of $20 million and $19 million; and in our Other segment of $6 million and $3 million for the three months ended March 31, 2015 and 2014, respectively.

NOTE 13: EARNINGS PER SHARE

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income	$63	$68
Denominator:
Weighted average shares used to compute Basic EPS	143,145	142,399
Weighted average effect of dilutive securities:
Stock options	2,417	2,884
RSUs	310	382
Weighted average shares used to compute Diluted EPS	145,872	145,665
Basic EPS	$0.44	$0.48
Diluted EPS	$0.43	$0.47

The following potential common shares related to stock options and RSUs were excluded from the calculation of Diluted EPS because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015(1)	2014(2)
Stock options	2,141	1,688
RSUs	840	439
Total	2,981	2,127
(1)

These totals do not include 66,666 performance based options representing the right to acquire 66,666 shares of common stock for which all targets required to trigger vesting have not been achieved; therefore, such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

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

NOTE 14: RELATED PARTY TRANSACTIONS

As of March 31, 2015, Liberty TripAdvisor Holdings, Inc. (“LTRIP”) beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 13.9% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.6% of the outstanding common stock. Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56.5% of our voting power.

We had no related party transactions with LTRIP during the three months ended March 31, 2015 and 2014.

NOTE 15: SUBSEQUENT EVENTS

On April 2, 2015, Julie M.B. Bradley, the Company’s Chief Financial Officer, informed the Company of her intention to resign from the Company.  In order to provide for the transition of Ms. Bradley’s responsibilities, the Company and Ms. Bradley have entered into a Separation Agreement, dated April 2, 2015 (the “Separation Agreement”), incorporated by reference as Exhibit 10.1 in this Form 10-Q, pursuant to which Ms. Bradley has agreed to remain with the Company on a full-time basis for a transition period, which will last until the earlier of September 30, 2015 or thirty days following her successor’s start date (the “Transition Period”). The Employment Agreement, dated as of March 31, 2014, between Ms. Bradley and the Company (the “Employment Agreement”), shall be superseded and replaced by the Separation Agreement, except to the extent that certain provisions and obligations of the Employment Agreement are expressly preserved and incorporated by reference into the Separation Agreement. The Employment Agreement was filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Certain revenue information in this section entitled "— Revenue by Product— Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three months ended March 31, 2015 using the prior year's quarterly average exchange rates for our settlement currencies other than the U.S. dollar. This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business.

Overview

TripAdvisor, Inc. owns and operates a portfolio of leading online travel brands.  TripAdvisor, our flagship brand, is the world’s largest travel site, and our mission is to help people around the world plan and book the perfect trip. We accomplish this by, among other things, aggregating millions of travelers’ reviews and opinions about destinations, accommodations, activities and attractions, and restaurants throughout the world so that our users have access to trusted advice wherever their trips take them. Our platform not only helps users plan their trips with our unique user-generated content, but also enables users to compare real-time pricing and availability so that they can book hotels, vacation rentals, flights, activities and attractions, and restaurants.

Our branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 45 countries worldwide. Our TripAdvisor-branded websites averaged 340 million monthly unique visitors during the quarter ended March 31, 2015, according to Google Analytics. We currently feature 225 million reviews and opinions on 1.7 million accommodations – including 950,000 hotels and accommodations and 700,000 vacation rentals—as well as 2.7 million restaurants and 530,000 attractions in 150,000 destinations throughout the world. In addition to user-generated content, our websites feature price comparison tools and links to partner websites, including travel advertisers, on which users can book their travel arrangements. Users may now also complete hotel bookings directly without our partners through tripadvisor.com and also through the TripAdvisor mobile application where coverage is available. In addition to the flagship TripAdvisor brand, we now manage and operate 24 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry.

Executive Summary

Our long-term financial results are principally dependent on our ability to grow click-based advertising revenue, or CPC revenue. We are investing in areas of potential CPC revenue growth, including enabling users to transact on our site via our Instant Booking feature, international expansion and innovations in the mobile user experience. We are also investing in display-based advertising, Business Listings, Attractions, Restaurants and Vacation Rentals. As the largest online travel website, we believe we are an attractive marketing channel for advertisers—including hotel chains, independent hoteliers, online travel agencies, destination marketing organizations, and other travel-related and non-travel related product and service providers— who seek to sell their products and services to our large user base. The key drivers of our click-based and display-based advertising revenue are described below, as well as a summary of our key growth areas, current trends impacting our business and our reporting segments, which currently consists of our Hotel segment and Other segment.

Key Drivers of Click-Based Advertising Revenue

For the three months ended March 31, 2015 and 2014, 69% and 74%, respectively, of our total revenue came from our CPC product. All of our CPC revenue is included in our Hotel segment.  The key drivers of our CPC revenue include the growth in monthly unique hotel shoppers and revenue per hotel shopper.

●

Hotel shoppers: We believe total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth. Additionally, we track and analyze sub-segments of our traffic and their correlation to revenue generation and utilize data regarding hotel shoppers as a key indicator of revenue growth. We use the term “hotel shoppers” to refer to visitors who view either a listing of hotels in a city or a specific hotel page. The number of hotel shoppers tends to vary based on seasonality of the travel industry and general economic conditions, as well as other factors outside of our control. Given these factors, as well as the trend towards increased usage on mobile devices (for which usage trends continue to evolve) and international growth, quarterly and annual hotel shopper growth is difficult to forecast. Unique hotel shoppers on TripAdvisor sites increased 26% and 14% for the three months ended March 31, 2015 and 2014, according to our log files. The acceleration of hotel shopper growth for the three months ended March 31, 2015 is primarily due to success in our online marketing strategy, a growing number of hotel shoppers visiting our websites on mobile devices, as well as easing comparatives for search engine optimization (“SEO”) due to lower hotel shopper growth in the three months ended March 31, 2014.  Increasing the number of hotel shoppers on our sites remains a top strategic priority.

●

Revenue per hotel shopper: Revenue per hotel shopper is designed to measure how effectively we convert hotel shoppers into revenue. Revenue per hotel shopper is made up of three factors—the number of monthly unique hotel shoppers, the rate of conversion of a hotel shopper to a paid click and the price per click that we receive.

●

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

●

Cost per click (CPC): Cost per click is the effective price that partners are willing to pay for a hotel shopper lead, and is determined through a competitive bidding process.  CPCs are generally lower in emerging international markets as well as on mobile.

Revenue per hotel shopper decreased 5% and increased 1% for the three months ended March 31, 2015 and 2014, respectively, according to our log files.  Revenue per hotel shopper decreased 5% for the three months ended March 31, 2015, primarily due to fluctuations in foreign exchange rates, primarily the weakness of the Euro, which decreased our CPC during the quarter and a growing number of hotel shoppers visiting our websites on mobile devices. In our experience, hotel shoppers visiting on mobile devices generally exhibit a lower rate of conversion and therefore monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet.

Key Drivers of Display-Based Advertising Revenue

For the three months ended March 31, 2015 and 2014, 10% and 11%, respectively, of our total revenue came from our display-based advertising products.   Substantially all of our display-based advertising revenue is included in our Hotel segment.  The key drivers of our display-based advertising revenue include the growth in number of impressions sold, or the number of times an ad is displayed on our site, and the revenue we received for such impressions, measured in cost per thousand impressions (“CPM”). According to our log files, the number of impressions sold increased 13% and 30% for the three months ended March 31, 2015 and 2014, respectively.  The growth rate for the three months ended March 31, 2015 compared to 2014 decreased primarily due to the growing number of users accessing our websites on mobile devices, which generate less impressions per visit than desktop, and less impressions sold in emerging markets, while pricing decreased 2% and 1% for the three months ended March 31, 2015 and 2014, respectively.

Key Growth Areas

We continue to invest in areas of potential growth, including our content and community, product innovation, and international expansion.

Content & Community.  TripAdvisor is a website on which travelers can research content and share their travel experiences with the rest of the world. Establishing and nurturing a sense of community among users is a key priority and a competitive advantage for TripAdvisor. As a result, we continue to look for ways to make it easier for users to plan, compare and book their perfect trip on TripAdvisor as well as to share their experiences.

Mobile.  Innovating and improving our mobile products is a key priority.  As of March 31, 2015, we reached 190 million downloads of our mobile apps and average monthly unique visitors via smartphone and tablet devices grew over 28% year-over-year from 115 million to 148 million, according to our internal log files. We anticipate that the rate of growth in mobile visitors will continue to exceed the growth rate of our overall unique monthly visitors, and that an increasing proportion of users will use mobile devices to access the full range of services available on our sites. We are investing significant resources to improve the features, functionality and commercialization of our mobile websites and applications.

Business Listings. Our Business Listings product enables hotel and accommodation owners to buy placements listing pertinent information for their property on TripAdvisor, bringing them closer to potential customers and increasing awareness, engagement, and potentially, direct bookings. In the year ended December 31, 2014, we grew our Business Listings customer base 18% to 81,000 subscribers. We continue to focus on building our sales force and improving our product features to grow our subscriber base.

Attractions & Restaurants. A significant percentage of our annual unique users are not hotel shoppers and visit TripAdvisor sites without navigating to pages that contain a listing of hotels in a city or a specific hotel’s page. TripAdvisor has information and user-generated content on 2.7 million restaurants, and 530,000 tours and attractions in 150,000 destinations throughout the world. We believe TripAdvisor has a unique opportunity to monetize its community of these non-hotel shoppers looking for places to eat and things to do. With the acquisitions of Lafourchette and similar businesses for online restaurant reservations, and Viator for online bookable tours and attractions, we are attempting to match more users with more businesses.

Vacation Rentals. We offer individual property owners and property managers the ability to list using a free-to-list, commission-based structure or a subscription-based fee option.  In the three months ended March 31, 2015, Vacation Rental property listings grew 18% to 700,000 properties, driven primarily by strong listings growth in our free-to-list model.  We believe our highly-engaged and motivated user community creates a competitive advantage for us in this market.

Current Trends Affecting Our Business

There are a number of trends that affect our business.  The following are examples of some of the current trends affecting our business:

Increasing Competition. The travel review industry and, more generally, the business of collecting and aggregating travel-related resources and information, continue to be increasingly competitive. In recent years, an increasing number of companies, such as search companies Google, Inc. and Baidu.com, Inc. and large online travel agencies, or OTAs, have begun to collect and aggregate travel information and resources. We plan to continue to invest in order to remain the leading source of travel reviews as well as continue to enhance our user experience. In addition, we face strong competition in our Other segment, including Attractions, Restaurants and Vacation Rentals. Refer to Item 1. “Business - Competition” in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information on our competition.

Increasing Use of Internet and Social Media to Access Travel Information. Commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets. We believe this trend will continue to create strategic growth opportunities, allowing us to attract new consumers and develop unique and effective advertising solutions. Consumers are increasingly using online social media channels, such as Facebook and Twitter, as a means to communicate and exchange information, including travel information and opinions. Over the years, we have made significant progress using social networking to leverage the expanding use of these channels and enhance traffic diversification and user engagement. We will continue to adapt our user experience in response to a changing Internet environment and usage trends.

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

Continued Reliance on Click-Based Advertising Revenue. In recent years, the majority of our revenue growth resulted from higher click-based advertising revenue due to increased traffic on our websites and an increase in the volume of clicks on our advertisers’ placements. Although click-based advertising revenue growth has generally been driven by traffic volume, we remain focused on the various other factors that could impact revenue growth, including, but not limited to, the growth in hotel shoppers, CPC pricing fluctuations, the overall economy, the ability of advertisers to monetize our traffic, the quality and mix of traffic to our websites, and the quality and mix of traffic from our advertising placements to advertisers, as well as advertisers’ evolving approach to transaction attribution models and return on investment targets. We monitor and regularly respond to changes in these factors in order to strategically improve our user experience, customer satisfaction and monetization in this dynamic environment. For example, in order to improve user experience, we introduced metasearch functionality to our hotel shoppers in 2013 as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Improving the Experience” in the “Our Strategy” section in Item 1 “Business.”

Risks Associated with Transaction-Based Revenue.   We currently derive only a small percentage of our revenue from transaction-based offerings; however, these types of offerings create additional risks and expenses.  Transaction revenue is derived from making online bookings available for, among other things, hotel rooms, vacation rentals and destination activities.  During the course of making these arrangements, we collect, use, transmit and store personal information and other consumer data.  The protection of this data is critically important to us.  An increasing number of websites, including the website operated by our subsidiary Viator in 2014, have reported compromises of their systems and the data stored within those systems. We rely on strong encryption, authentication and network perimeter security to effectively secure confidential information; however, despite our security measures, our brands’ information technologies and infrastructures may be vulnerable to cyber-attacks or security incidents due to system configurations, employee error, malfeasance or other vulnerabilities.   Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the breach or compromise of the technology used by us to protect transaction data.  In the future, we expect to expend additional resources to enhance our security measures, protect against security breaches and/or to address problems caused by breaches. As we expand our transaction-based businesses, the challenges we face will become more difficult and the measures we must take to protect against them will become more costly.

Segments

Our reporting structure includes two reportable segments: Hotel and Other. Our Other segment consists of the aggregation of three operating segments, which include our Attractions, Restaurants and Vacation Rentals businesses.  The segments are determined based on how the chief operating decision maker regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources.  The chief operating decision maker for the Company is our Chief Executive Officer.

For further description of our segments see Item 1 “Business”, in our Annual Report on Form 10-K for the year ended December 31, 2014 and “Note 12— Segment Information” and “Reclassifications” in Note 1— Business Description and Basis of Presentation” in the notes to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

Employees

As of March 31, 2015, we had approximately 2,900 employees. Of these employees, approximately 44% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because they require that management use judgment and estimates in applying those policies. We prepare our consolidated financial statements and accompanying notes in accordance with GAAP. Preparation of the consolidated financial statements and accompanying notes requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. Management bases its estimates on historical experience, when applicable and other assumptions that it believes are reasonable under the circumstances. Actual results may differ from estimates under different assumptions or conditions.

There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

●	It requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate; and
●	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Results of Operations

Selected Financial Data

(in millions, except per share amounts)

	Three months ended March 31,		% Change
	2015	2014	2015 vs 2014
Revenue	$363	$281	29%

Costs and expenses:
Cost of revenue (1)	13	8	63%
Selling and marketing (2)	157	101	55%
Technology and content (2)	49	38	29%
General and administrative (2)	33	26	27%
Depreciation	14	10	40%
Amortization of intangible assets	7	2	250%
Total costs and expenses:	273	185	48%
Operating income	90	96	(6)%
Other income (expense):
Interest expense	(2)	(2)	-%
Interest income and other, net	(2)	-	100%
Total other expense, net	(4)	(2)	100%
Income before income taxes	86	94	(9)%
Provision for income taxes	(23)	(26)	(12)%
Net income	$63	$68	(7)%

Earnings per share attributable to common stockholders:
Basic	$0.44	$0.48	(8)%
Diluted	$0.43	$0.47	(9)%
Weighted average common shares outstanding:
Basic	143	142	1%
Diluted	146	146	-%
Other Financial Data:
Adjusted EBITBA (3)	$127	$122	4%

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$2	$-
Amortization of website development costs included in depreciation	9	6
	$11	$6

(2) Includes stock-based compensation expense as follows:
Selling and marketing	$4	$3
Technology and content	$6	$6
General and administrative	$6	$5

(3) See “Adjusted EBITDA” discussion below for more information.

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

We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation and other stock-settled obligations; (6) goodwill, long-lived asset and intangible asset impairments; and (7)  non-recurring expenses. Adjusted EBITDA is the primary metric by which management evaluates the performance of its business and on which internal budgets are based. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. We believe by excluding certain non-cash expenses, such as stock-based compensation, stock-settled obligations, asset impairments, and non-recurring expenses, Adjusted EBITDA corresponds more closely to the cash that operating income generated from our business and allows investors to gain an understanding of the factors and trends affecting the ongoing cash earnings capabilities of our business, from which capital investments are made and debt is serviced.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results reported in accordance with GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense, or cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation or future settlement of obligations in stock;
●

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

●	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and
●	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results.

Refer to “Note 12— Segment Information” in the notes to our unaudited consolidated financial statements for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented above.

Revenue and Segments:

Revenue by Product

We derive the substantial portion of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue from a combination of subscription-based and transaction-based offerings, including: Business Listings; subscription and commission-based offerings from our Vacation Rentals products; room reservations sold through our Jetsetter and Tingo brands; destination activities sold through Viator; and online restaurant reservations booked primarily through Lafourchette. We also derive revenue from content licensing.

	Three Months Ended
	March 31,		% Change
	2015	2014	2015 vs. 2014
	(in millions)
Click-based advertising	$249	$207	20%
Display-based advertising	35	32	9%
Subscription, transaction and other	79	42	88%
Total revenue	$363	$281	29%

Revenue increased $82 million during the three months ended March 31, 2015 when compared to the same period in 2014, primarily due to an increase in click-based advertising revenue of $42 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 26%, partially offset by a decrease in revenue per hotel shopper of 5% for the three months ended March 31, 2015.   Display-based advertising increased by $3 million during the three months ended March 31, 2015, primarily as a result of a 13% increase in the number of impressions sold when compared to the same period in 2014, partially offset by a decrease in pricing of 2% for the three months ended March 31, 2015. Subscription, transaction and other revenue increased by $37 million during the three months ended March 31, 2015, primarily due to growth in our Business Listings and Vacation Rentals products, as well as incremental revenue of $18 million, primarily related to our 2014 acquisitions of Lafourchette and Viator.

Foreign Exchange Impact on Revenue

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the first quarter of 2014 to the same period in 2015 had an unfavorable impact on our revenue. If we had translated revenue for the three months ended March 31, 2015 using the prior year's quarterly average exchange rates for our settlement currencies other than the U.S. dollar, we estimate our total revenue and click-based advertising revenue would have been $381 million and $263 million, respectively, or $18 million and $14 million higher, respectively, than our actual revenue as reported for the three months ended March 31, 2015.

Segment Results

	Three Months Ended March 31,		% Change
	2015	2014	2015 vs. 2014
REVENUE:	(in millions)
Hotel	$320	$266	20%
Other (1)	43	15	187%
Total revenue	$363	$281	29%
Adjusted EBITDA (2):
Hotel	$132	$124	6%
Other	(5)	(2)	(150)%
Total Adjusted EBITDA	$127	$122	4%
Adjusted EBITDA Margin (3):
Hotel	41%	47%
Other	(12)%	(13)%

(1)	Substantially all revenue reported in this segment is from our subscription, transaction and other products.
(2)

Included in Adjusted EBITDA is a general and administrative expense allocation for each segment, which is based on the segment’s percentage of our total personnel costs. See “Note 12 — Segment Information,” in the notes to our unaudited consolidated financial statements for more information.

(3)

We define “Adjusted EBITDA margin”, a non-GAAP measure, as Adjusted EBITDA as a percentage of revenue. See “Adjusted EBITDA” discussion above for more information on the limitations of using Adjusted EBITDA, a non-GAAP measure, as an analytical tool.

Hotel

Our Hotel segment revenue increased $54 million during the three months ended March 31, 2015 when compared to the same period in 2014, primarily due to an increase in click-based advertising revenue of $42 million and an increase in display-based advertising of $3 million. Subscription, transaction and other revenue increased by $9 million during the three months ended March 31, 2015 when compared to the same period in 2014, primarily due to growth in Business Listings.

Adjusted EBITDA in our Hotel segment increased $8 million during the three months ended March 31, 2015 when compared to the same period in 2014, due to an increase in revenue, partially offset, primarily by increased personnel and overhead costs, search engine marketing, or SEM, and other online traffic acquisition costs, and TV advertising.

Other

Our Other segment revenue increased $28 million during the three months ended March 31, 2015 when compared to the same period in 2014. This was driven by $18 million in incremental revenue, primarily related to our 2014 acquisitions of Lafourchette and Viator, as well as by growth in Vacation Rentals, primarily due to our free-to-list commission-based booking model.

Adjusted EBITDA in our Other segment decreased $3 million during the three months ended March 31, 2015 when compared to the same period in 2014.  Our Attractions, Restaurants and Vacation Rentals businesses are all at earlier stages of their growth and business life cycle, and therefore at points require significant investments to fund growth initiatives, which is a contributing factor to this reportable segment currently operating at a loss.  The segment’s Adjusted EBITDA margin for the quarter ended March 31, 2015 was essentially flat when compared to the same period in 2014.

Revenue by Geography

The following table presents our revenue by geographic region, which reflects how we view our geographic revenue internally. Revenue by geography is based on the geographic location of our websites.

	Three months ended
	March 31,		% Change
	2015	2014	2015 vs. 2014
	(in millions)
Revenue by geographic region:
North America (1)	$182	$146	25%
EMEA (2)	120	90	33%
APAC (3)	42	35	20%
LATAM (4)	19	10	90%
Total	$363	$281	29%
(1)	United States and Canada*
(2)	Europe, Middle East and Africa
(3)	Asia-Pacific
(4)	Latin America
*	Canada is included in international revenue for discussion purposes.

International revenue increased $47 million or 32% during the three months ended March 31, 2015 compared to 2014. International revenue represented 53% and 51% of total revenue during the three months ended March 31, 2015 and 2014, respectively. The increase in international revenue, in absolute dollars and as a percentage of total revenue, is primarily due to additional investment in international expansion and growth in international hotel shoppers.

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

	Three Months Ended
	March 31,		% Change
	2015	2014	2015 vs. 2014
	(in millions)
Direct costs	$10	$7	43%
Personnel and overhead	3	1	200%
Total cost of revenue	$13	$8	63%
% of revenue	3.6%	2.8%

Cost of revenue increased $5 million during the three months ended March 31, 2015 when compared to the same period in 2014, primarily due to increased merchant credit card and transaction fees, driven by additional transaction costs from our 2014 business acquisitions in Attractions and Restaurants and growth in our Vacation Rental free-to-list business; personnel costs from increased headcount to support business growth and customer support; and incremental personnel costs related to our 2014 business acquisitions in Attractions and Restaurants.  In total, our Attractions and Restaurants businesses contributed $4 million to our cost of revenue for the three months ended March 31, 2015, of which $2 million related to personnel and overhead, which we did not incur in the three months ended March 31, 2014.

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

	Three Months Ended
	March 31,		% Change
	2015	2014	2015 vs. 2014
	(in millions)
Direct costs	$113	$64	77%
Personnel and overhead	44	37	19%
Total selling and marketing	$157	$101	55%
% of revenue	43.3%	35.9%

Direct selling and marketing costs increased $49 million during the three months ended March 31, 2015 when compared to the same period in 2014, primarily due to increased SEM costs and other online traffic acquisition costs, increased costs related to our television campaign, and incremental costs related to our 2014 business acquisitions in Attractions and Restaurants.  We spent $10 million on our television advertising campaign during the three months ended March 31, 2015, which was initially launched in May 2014. Personnel and overhead costs increased $7 million during the three months ended March 31, 2015 when compared to the same period in 2014, primarily due to an increase in headcount to support business growth, including international expansion, as well as incremental personnel costs related to our 2014 business acquisitions in Attractions and Restaurants.  In total, our Attractions and Restaurants businesses contributed $17 million to our selling and marketing expense for the three months ended March 31, 2015, of which $6 million related to personnel and overhead, which we did not incur in the three months ended March 31, 2014.

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

	Three Months Ended
	March 31,		% Change
	2015	2014	2015 vs. 2014
	(in millions)
Personnel and overhead	$41	$32	28%
Other	8	6	33%
Total technology and content	$49	$38	29%
% of revenue	13.5%	13.5%

Technology and content costs increased $11 million during the three months ended March 31, 2015 when compared to the same period in 2014, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as incremental personnel costs related to our 2014 business acquisitions in Attractions and Restaurants.  In total, our Attractions and Restaurants businesses contributed $5 million to our technology and content expense for the three months ended March 31, 2015, of which $3 million related to personnel and overhead, which we did not incur in the three months ended March 31, 2014.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead costs, for personnel engaged in executive leadership, finance, legal, and human resources and stock-based compensation as well as professional service fees and other fees including audit, legal, tax and accounting, and other costs, including bad debt expense and our charitable foundation costs.

	Three Months Ended
	March 31,		% Change
	2015	2014	2015 vs. 2014
	(in millions)
Personnel and overhead	$24	$19	26%
Professional service fees and other	9	7	29%
Total general and administrative	$33	$26	27%
% of revenue	9.1%	9.3%

General and administrative costs increased $7 million during the three months ended March 31, 2015 when compared to the same period in 2014, primarily due to personnel costs and overhead costs related to an increase in headcount to support our business operations, as well as incremental personnel costs related to our 2014 business acquisitions in Attractions and Restaurants.  In total, our Attractions and Restaurants businesses contributed $4 million to our general and administrative expense for the three months ended March 31, 2015, of which $3 million related to personnel and overhead, which we did not incur in the three months ended March 31, 2014.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized software and website development costs.

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Depreciation	$14	$10
% of revenue	3.9%	3.6%

Depreciation expense increased $4 million during the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to increased amortization related to capitalized software and website development costs.

Amortization of Intangible Assets

Amortization consists of the amortization of purchased definite-lived intangibles.

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Amortization of intangible assets	$7	$2
% of revenue	1.9%	0.7%

Amortization of intangible assets increased $5 million during the three months ended March 31, 2015 when compared to the same period in 2014, primarily due to incremental amortization on purchased definite lived intangibles related to our 2014 business acquisitions. Refer to “Note 3— Acquisitions” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information on our 2014 acquisitions.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our Credit Agreement and Chinese Credit Facilities.

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Interest expense	$(2)	$(2)

Interest expense did not materially change during the three months ended March 31, 2015 when compared to the same periods in 2014.  Refer to “Note 7— Debt” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our Credit Agreement and Chinese Credit Facilities.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned and amortization of discounts and premiums on our marketable securities and net foreign exchange gains and losses.

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Interest income and other, net	$(2)	$-

Interest income and other, net decreased during the three months ended March 31, 2015, when compared to the same period in 2014, primarily due to the fluctuation of foreign exchange rates.

Provision for Income Taxes

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Provision for income taxes	$23	$26
Effective tax rate	26.7%	27.7%

Our effective tax rate decreased 1% during the three months ended March 31, 2015 over the same period in 2014, primarily due to a change in jurisdictional earnings.

For the three months ended March 31, 2015, the effective tax rate is less than the federal statutory tax rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock-based compensation and accruals on uncertain tax positions.

Related Party Transactions

For information on our relationship with Liberty TripAdvisor Holdings, Inc., refer to “Note 14— Related Party Transactions” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

Stock-Based Compensation

Refer to “Note 3— Stock Based Awards and Other Equity Instruments” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 367,659 service-based stock options with a weighted average grant-date fair value per option of $33.79 and 514,579 service-based RSUs with a weighted average grant-date fair value of $87.52 during the three months ended March 31, 2015.

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

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities, as reflected in the unaudited consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Net cash provided by (used in):
Operating activities	$99	$109
Investing activities	(34)	(127)
Financing activities	(3)	(14)

Our principal source of liquidity is cash flows generated from operations, although liquidity needs can also be met through drawdowns under our credit facilities discussed in “Note 7 – Debt” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q. As of March 31, 2015 and December 31, 2014, we had $642 million and $594 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of March 31, 2015, approximately $466 million of our cash, cash equivalents and short and long-term marketable securities are held by our international subsidiaries, primarily in the United Kingdom, and are related to earnings we intend to reinvest permanently outside the United States. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $658 million as of March 31, 2015. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Cash held is primarily denominated in U.S. dollars.

As of March 31, 2015, $199 million was available under our Revolving Credit Facility representing the total $200 million facility less $1 million of outstanding letters of credit. There are currently no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility bears interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points, as of March 31, 2015. In addition we have approximately $10 million available under our Chinese Credit Facilities, which currently bear interest at a 100% of the People’s Bank of China’s base rate, which was 5.35% as of March 31, 2015.

Historically, the cash we generate from operations has been sufficient to fund our working capital requirements, capital expenditures and to meet our long term debt obligations and other financial commitments. Management believes that our cash, cash equivalents and available-for-sale marketable securities, combined with expected cash flows generated by operating activities and available cash from our credit facilities, will be sufficient to fund our ongoing working capital requirements, capital expenditures and business growth initiatives; meet our long term debt obligations and other financial commitments; and fund our new corporate lease obligations, share repurchases and any potential acquisitions for at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital, including refinancing or incurring additional debt, when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business growth initiatives, either of which could have a material adverse effect on our future financial condition or results of operations.

Operating Activities

For the three months ended March 31, 2015, net cash provided by operating activities decreased by $10 million or 9% when compared to the same period in 2014.  This decrease was primarily due to a net decrease in working capital movements of $22 million mainly related to the timing of customer receipts, income tax payments, and vendor and merchant payments, with the remaining decrease of $5 million related to net income.  These decreases were offset by an increase in non-cash items affecting cash flows of $17 million, primarily due to an increase in the following items: stock-based compensation; depreciation; amortization of intangible assets; excess tax benefits from stock-based compensation and deferred tax expenses.

Investing Activities

For the three months ended March 31, 2015, net cash used in investing activities decreased by $93 million when compared to the same period in 2014, primarily due to a net decrease in cash used for the purchases, sales and maturities of our marketable securities of $109 million; this decrease was partially offset by an increase in capital expenditures of $11 million and cash paid for 2015 business acquisitions of $5 million, net of cash acquired, which we did not incur in the three months ended March 31, 2014.

Financing Activities

For the three months ended March 31, 2015, net cash used in financing activities decreased by $11 million when compared to the same period in 2014, primarily due to fluctuations year over year in cash received and paid related to equity award exercises and settlements, including related tax withholdings payments and excess tax benefits related to stock-based compensation recorded by the Company.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2014.  Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2014.

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contingencies

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Rules and regulations promulgated by the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that the Company and its subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

There has been no material change in our market risk profile during the three months ended March 31, 2015.  For additional information, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Rules and regulations promulgated by the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that TripAdvisor and our subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 which could materially affect our business, financial condition or future results. During the quarter ended March 31, 2015, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2015, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

We did not repurchase any shares of our common stock during the quarter ended March 31, 2015.

As of March 31, 2015, we have $105 million remaining to repurchase shares of our common stock under this share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1*	Separation agreement between Julie M.B. Bradley and TripAdvisor, LLC dated April 2, 2015		8-K	001-35362	10.1	4/2/15
10.2*	Offer Letter dated November 29, 2011 between TripAdvisor Limited and Dermot Halpin	X
10.3*	Offer Letter dated July 22, 2014 between TripAdvisor LLC and Barrie Seidenberg	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) Unaudited Consolidated Statements of Operations, (ii) Unaudited Consolidated Statements of Comprehensive Income, (iii) Unaudited Consolidated Balance Sheets, (iv) Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

X

* Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.
By:	/s/ JULIE M.B. B RADLEY
Julie M.B. Bradley
Chief Financial Officer

May 6, 2015