Form 10-Q
period 2015-06-30
TripAdvisor, Inc.
filed 2015-07-23
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35362

TRIPADVISOR, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0743202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 1st Avenue

Needham, MA 02494

(Address of principal executive office) (Zip Code)

(781) 800-5000

(Registrant’s telephone number, including area code)

141 Needham Street, Newton, MA 02464

(Former name, former address and former fiscal year,

if changed since last report)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at July 21, 2015
Common Stock, $0.001 par value per share	131,296,364 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$405	$323	$768	$604

Costs and expenses:
Cost of revenue (1)	16	9	29	17
Selling and marketing (2)	192	127	350	228
Technology and content (2)	50	41	99	79
General and administrative (2)	44	32	77	58
Depreciation	15	11	28	21
Amortization of intangible assets	9	3	16	5
Total costs and expenses:	326	223	599	408
Operating income	79	100	169	196
Other income (expense):
Interest expense	(2)	(2)	(4)	(4)
Interest income and other, net	5	-	3	-
Total other expense, net	3	(2)	(1)	(4)
Income before income taxes	82	98	168	192
Provision for income taxes	(24)	(30)	(47)	(56)
Net income	$58	$68	$121	$136

Earnings per share attributable to common stockholders (Note 14):
Basic	$0.40	$0.48	$0.85	$0.95
Diluted	$0.40	$0.47	$0.83	$0.93
Weighted average common shares outstanding (Note 14):
Basic	144	143	143	143
Diluted	146	146	146	146

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$3	$-	$5	$-
Amortization of website development costs included in depreciation	10	7	19	13
	$13	$7	$24	$13

(2) Includes stock-based compensation as follows:
Selling and marketing	$4	$3	$8	$6
Technology and content	$7	$6	$13	$12
General and administrative	$7	$6	$13	$11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$58	$68	$121	$136
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	9	(1)	(19)	-
Total other comprehensive income (loss)	9	(1)	(19)	-
Comprehensive income	$67	$67	$102	$136

(1)	Foreign currency translation adjustments exclude income taxes due to our practice and intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$583	$455
Short-term marketable securities (Note 5)	128	108
Accounts receivable, net of allowance for doubtful accounts of $8 and $7 at June 30, 2015 and December 31, 2014, respectively	243	151
Taxes receivable	24	-
Prepaid expenses and other current assets	34	33
Total current assets	1,012	747
Long-term marketable securities (Note 5)	35	31
Property and equipment, net (Note 6)	247	195
Intangible assets, net (Note 7)	199	214
Goodwill (Note 7)	743	734
Other long-term assets	41	37
TOTAL ASSETS	$2,277	$1,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38	$19
Deferred merchant payables	242	93
Deferred revenue	88	57
Current portion of debt (Note 8)	1	78
Taxes payable	5	20
Accrued expenses and other current liabilities (Note 10)	148	114
Total current liabilities	522	381
Deferred income taxes, net	49	39
Other long-term liabilities (Note 11)	178	154
Long-term debt (Note 8)	287	259
Total Liabilities	1,036	833

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized shares: 100,000,000	-	-
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	-	-
Authorized shares: 1,600,000,000
Shares issued: 133,472,351 and 132,315,465
Shares outstanding: 131,278,178 and 130,121,292
Class B common stock, $0.001 par value	-	-
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	687	673
Retained earnings	749	628
Accumulated other comprehensive income (loss)	(50)	(31)
Treasury stock-common stock, at cost, 2,194,173 and 2,194,173 shares	(145)	(145)
Total Stockholders’ Equity	1,241	1,125
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,277	$1,958

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(in millions, except number of shares)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2014	132,315,465	$-	12,799,999	$-	$673	$628	$(31)	(2,194,173)	$(145)	$1,125
Net income						121				121
Foreign currency translation adjustments							(19)			(19)
Issuance of common stock related to exercises of options and vesting of RSUs	1,156,886	-			9					9
Tax benefits on equity awards, net					29					29
Minimum withholding taxes on net share settlements of equity awards					(62)					(62)
Stock-based compensation					38					38

Balance as of June 30, 2015	133,472,351	$-	12,799,999	$-	$687	$749	$(50)	(2,194,173)	$(145)	$1,241

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six months ended June 30,
	2015	2014
Operating activities:
Net income	$121	$136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	28	21
Stock-based compensation expense	34	29
Amortization of intangible assets	16	5
Deferred tax expense (benefit)	9	(3)
Excess tax benefits from stock-based compensation	(30)	(14)
Other, net	-	3
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, prepaid expenses and other assets	(92)	(65)
Accounts payable, accrued expenses and other liabilities	33	35
Deferred merchant payables	149	79
Income taxes, net	-	25
Deferred revenue	31	16
Net cash provided by operating activities	299	267

Investing activities:
Acquisitions, net of cash acquired	(29)	(152)
Capital expenditures, including internal-use software and website development	(54)	(42)
Purchases of marketable securities	(92)	(219)
Sales of marketable securities	46	324
Maturities of marketable securities	22	79
Net cash used in investing activities	(107)	(10)

Financing activities:
Proceeds from Chinese credit facilities	4	8
Payments to Chinese credit facilities	(41)	(3)
Principal payments on term loan	(300)	(20)
Proceeds from revolving credit facility, net of financing costs	287	-
Proceeds from exercise of stock options	9	2
Payment of minimum withholding taxes on net share settlements of equity awards	(62)	(23)
Excess tax benefits from stock-based compensation	30	14
Proceeds from lease incentives related to construction financing obligation on build to suit lease	12	-
Payments on construction financing obligation	-	(2)
Net cash used in financing activities	(61)	(24)
Effect of exchange rate changes on cash and cash equivalents	(3)	3
Net increase in cash and cash equivalents	128	236
Cash and cash equivalents at beginning of period	455	351
Cash and cash equivalents at end of period	$583	$587

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of construction in-process related to build to suit lease	$6	$28
Capital expenditures incurred but not yet paid primarily related to build to suit lease	$9	$-

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

Our flagship brand is TripAdvisor.  TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 45 countries worldwide. In addition to the flagship TripAdvisor brand, we manage and operate 24 other media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector, which include: www.airfarewatchdog.com, www.bookingbuddy.com, www.cruisecritic.com, www.everytrail.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, and www.dimmi.com.au), www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.independenttraveler.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.tripbod.com, www.vacationhomerentals.com, www.viator.com, www.virtualtourist.com, and www.kuxun.cn.

We derive the substantial portion of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue from a combination of subscription-based and transaction-based offerings, including: Business Listings; subscription and commission-based offerings from our Vacation Rentals products; transaction revenue from selling room nights through our Jetsetter and Tingo brands; selling destination activities, primarily through Viator; fulfilling online restaurant reservations, primarily through Lafourchette; as well as other revenue including content licensing.

We have two reportable segments: Hotel and Other. Our Other segment consists of the aggregation of three operating segments: our Attractions, Restaurants and Vacation Rentals businesses. Our operating segments are determined based on how our chief operating decision maker manages our business, regularly assesses information and evaluates performance for operating  decision-making purposes, including allocation of resources.  The chief operating decision maker for the Company is our Chief Executive Officer.  For further information on our reportable segments see “Note 13 — Segment Information,” in these notes to our unaudited consolidated financial statements.

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

Reclassifications

Pursuant to our disclosure in “Note 16— Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014, management revised our reportable segments.  All prior period disclosures have been reclassified to conform to the current reporting structure.  These reclassifications had no effect on our unaudited consolidated financial statements.

In addition, refer to our discussion in “Note 2— Significant Accounting Policies” below for a required prior period reclassification resulting from the adoption of new accounting guidance.

All other reclassifications made to conform the prior period to the current presentation were not material and had no net effect on our unaudited consolidated financial statements.

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

Seasonality

The global travel market is large and traveler expenditures tend to follow a seasonal pattern. As such, expenditures by travel advertisers to market to potential travelers, and, therefore, our financial performance, tend to be seasonal as well. As a result, our third quarter tends to be our seasonal high, as it is a key period for travel research and trip-taking, and our seasonal low generally occurs in the first and/or fourth quarter. Significant shifts in our business mix or adverse economic conditions could influence the typical trend of our seasonality in the future.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued new accounting guidance which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The updated guidance will be applied on a retrospective basis. This guidance is effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted.  The Company has early adopted this guidance during the three months ended June 30, 2015.  The retrospective application of this guidance decreased “Other long-term assets” and “Long-term debt” by $1 million on the consolidated balance sheet as of December 31, 2014. Refer to “Note 8— Debt” below for the current year presentation.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective approach or a modified retrospective approach, which requires the initial cumulative effect to be recognized at the date of initial application.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted for fiscal years beginning after December 15, 2016.  We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements or related disclosures.

There have been no material changes to our significant accounting policies since December 31, 2014. For additional information about our critical accounting policies and estimates, refer to “Note 2— Significant Accounting Policies”, in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 3: ACQUISITIONS

During the six months ended June 30, 2015, we completed three acquisitions for a total purchase price consideration of $28 million. The cash consideration was paid primarily from our international subsidiaries. We acquired 100% of the outstanding shares of capital stock for the following companies: ZeTrip, a personal journal app that helps users log activities, including places they have visited and photos they have taken, purchased in January 2015; BestTables, a provider of an online and mobile reservations platform for restaurants in Portugal and Brazil, purchased in March 2015; and Dimmi, a provider of an online and mobile reservations platform for restaurants in Australia, purchased in May 2015.

These business combinations were accounted for as purchases of businesses under the acquisition method.  The fair value of purchase consideration has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values on the acquisition date, with the remaining amount recorded to goodwill.  Acquired goodwill represents the premium we paid over the fair value of the net tangible and intangible assets acquired. We paid a premium in these transactions for a number of reasons, but, primarily it was attributable to expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces.  The results of each of these acquired businesses have been included in the unaudited consolidated financial statements beginning on the respective acquisition dates. Pro-forma results of operations for all of these acquisitions have not been presented as the financial impact to our unaudited consolidated financial statements, both individually and in aggregate, are not material.  During the six months ended June 30, 2015, acquisition-related costs were expensed as incurred and were $1 million and are included in general and administrative expenses on our unaudited consolidated statements of operations.

The purchase price allocation of our 2015 acquisitions is preliminary and subject to revision as more information becomes available, but in any case will not be revised beyond twelve months after the acquisition date and any change to the fair value of assets acquired or liabilities assumed will lead to a corresponding change to the purchase price allocable to goodwill on a retroactive basis. The primary areas of the purchase price allocation that are not yet finalized are related to the fair values of intangibles assets and net assets for Dimmi and income tax-related balances for all 2015 acquisitions.  Acquired goodwill related to our 2015 acquisitions was primarily allocated to our Other segment and was not deductible for tax purposes.

The following table presents the purchase price allocations initially recorded on our unaudited consolidated balance sheet on June 30, 2015 for all 2015 acquisitions (in millions):

Total
Goodwill	$17
Intangible assets (1)	12
Net tangible assets	1
Deferred tax liabilities, net	(2)
Total purchase price consideration (2)	$28

(1)

Identifiable definite-lived intangible assets acquired during 2015 were comprised of trade names of $3 million with a weighted average life of 9.9 years, customer lists and supplier relationships of $7 million with a weighted average life of 6.0 years and technology and other of $2 million with a weighted average life of 2.6 years. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the companies during 2015 was 6.2 years, and will be amortized on a straight-line basis over their estimated useful lives from acquisition date.

(2)

Subject to adjustment based on (i) final working capital adjustment calculations to be determined for BestTables and Dimmi, and (ii) indemnification obligations for general representations and warranties of the acquired company stockholders.

NOTE 4: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and restricted stock units (“RSUs”), on our unaudited consolidated statements of operations during the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Selling and marketing	$4	$3	$8	$6
Technology and content	7	6	13	12
General and administrative	7	6	13	11
Total stock-based compensation	18	15	34	29
Income tax benefit from stock-based compensation	(6)	(6)	(12)	(11)
Total stock-based compensation, net of tax effect	$12	$9	$22	$18

Stock-Based Award Activity and Valuation

2015 Stock Option Activity

During the six months ended June 30, 2015, we issued 378,606 service-based non-qualified stock options under the Company’s 2011 Stock and Annual Incentive Plan, as amended (the “2011 Incentive Plan”). These stock options have a term of ten years from the date of grant and generally vest equitably over a four-year requisite service period.

A summary of the status and activity for stock option awards relating to our common stock for the six months ended June 30, 2015, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at January 1, 2015	8,651	$44.47
Granted	379	85.83
Exercised (1)	(2,645)	34.11
Cancelled or expired	(197)	51.33
Options outstanding at June 30, 2015	6,188	$51.21	6.0	$228
Exercisable as of June 30, 2015	2,606	$34.92	4.9	$137
Vested and expected to vest after June 30, 2015	6,040	$50.80	6.0	$225
(1)

Inclusive of 1,706,170 options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the minimum amount of required employee withholding taxes. Potential shares that had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited consolidated statements of cash flows.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on The NASDAQ Global Select Market as of June 30, 2015 was $87.14. The total intrinsic value of stock options exercised for the six months ended June 30, 2015 and 2014 was $122 million and $51 million, respectively.

The fair value of stock option grants under the 2011 Incentive Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Risk free interest rate	1.55%	1.98%	1.52%	1.97%
Expected term (in years)	5.24	6.25	5.21	6.38
Expected volatility	40.66%	47.32%	41.83%	48.07%
Expected dividend yield	— %	— %	— %	— %

The weighted-average grant date fair value of options granted was $33.68 and $47.25 for the six months ended June 30, 2015 and 2014, respectively. The total fair value of stock options vested for the six months ended June 30, 2015 and 2014 was $26 million and $24 million, respectively.

2015 RSU Activity

During the six months ended June 30, 2015, we issued 606,471 RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock on the date of grant. These RSUs generally vest over a four-year requisite service period.

The following table presents a summary of our RSU activity during the six months ended June 30, 2015:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of January 1, 2015	1,448	$71.33
Granted	606	85.28
Vested and released (1)	(320)	63.93
Cancelled	(166)	70.22
Unvested RSUs outstanding as of June 30, 2015	1,568	$78.35	$137
(1)

Inclusive of 99,976 RSUs withheld to satisfy employee minimum tax withholding requirements due to net share settlement. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited consolidated statements of cash flows.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense, net of estimated forfeitures, and the weighted average remaining amortization period at June 30, 2015 related to our non-vested stock options and RSU awards is presented below (in millions, except per year information):

	Stock
	Options	RSUs
Unrecognized compensation expense (net of forfeitures)	$74	$92
Weighted average period remaining (in years)	2.6	3.0

NOTE 5: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities for the periods presented (in millions):

	June 30, 2015
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$582	$-	$-	$582	$582	$-	$-
Level 1:
Money market funds	1	-	-	1	1	-	-
Level 2:
U.S. agency securities	39	-	-	39	-	34	5
U.S treasury securities	15	-	-	15	-	15	-
Certificates of deposit	15	-	-	15	-	11	4
Commercial paper	5	-	-	5	-	5	-
Corporate debt securities	89	-	-	89	-	63	26
Subtotal	163	-	-	163	-	128	35
Total	$746	$-	$-	$746	$583	$128	$35

	December 31, 2014
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$447	$-	$-	$447	$447	$-	$-
Level 1:
Money market funds	8	-	-	8	8	-	-
Level 2:
U.S. agency securities	38	-	-	38	-	35	3
Certificates of deposit	8	-	-	8	-	8	-
Commercial paper	1	-	-	1	-	1	-
Corporate debt securities	92	-	-	92	-	64	28
Subtotal	139	-	-	139	-	108	31
Total	$594	$-	$-	$594	$455	$108	$31

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at June 30, 2015.

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

There were no material realized gains or losses related to sales of our marketable securities for the three and six months ended June 30, 2015 and 2014, respectively.  We consider any individual investments in an unrealized loss position to be temporary in nature and do not consider any of our investments other-than-temporarily impaired.

Derivative Financial Instruments

Our current forward contracts are not designated as hedges and have current maturities of less than 90 days. Consequently, any gain or loss resulting from the change in fair value was recognized in our unaudited consolidated statement of operations.  We recorded a net loss of $1 million and a net gain of $2 million for the three and six months ended June 30, 2015, respectively, related to our settled and outstanding forward contracts in our unaudited consolidated statement of operations in “Other, net.”  All gains and losses for the three and six months ended June 30, 2014 were not material.

The following tables show the fair value and notional principal amounts of our outstanding derivative instruments that are not designated as hedging instruments for the periods presented:

	Balance Sheet Caption	June 30, 2015
		Fair Value of Derivative (2)		U.S. Dollar Notional
		Asset	Liability
(in millions)
Foreign exchange-forward contracts (1)	Accrued expenses and other current liabilities	$-	$1	$40

	Balance Sheet Caption	December 31, 2014
		Fair Value of Derivative (2)		U.S. Dollar Notional
		Asset	Liability
(in millions)
Foreign exchange-forward contracts (1)	Prepaid expenses and other current assets	$-	$-	$20

(1)	Derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. Dollar.
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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our unaudited consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively. The carrying value of the long-term debt from our 2015 Credit Facility and 2011 Credit Facility bears interest at a variable rate and therefore is also considered to approximate fair value.

We did not have any Level 3 assets or liabilities at June 30, 2015 and December 31, 2014.

NOTE 6: PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following for the periods presented:

	June 30, 2015	December 31, 2014
	(in millions)
Capitalized software and website development	$125	$104
Building (1)	123	-
Leasehold improvements	30	40
Computer equipment	36	31
Furniture, office equipment and other	16	11
	330	186
Less: accumulated depreciation	(83)	(77)
Construction in progress (1)	-	86
Total	$247	$195
(1)

These amounts represent construction costs to date, incurred by the landlord and the Company, related to our new corporate headquarters in Needham, MA. During the six months ended June 30, 2015, we capitalized $6 million in non-cash construction costs which were incurred by the landlord, with a corresponding liability recorded in other long-term liabilities.  Upon completion of construction at the end of the second quarter of 2015, this asset was reclassified to a building asset and will be depreciated over an estimated useful life of 40 years on a straight-line basis.  Refer to “Note 12 – Commitments and Contingencies,” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our corporate headquarters lease.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes our goodwill activity by segment for the period presented:

	Hotel	Other	Consolidated
	(in millions)
Beginning balance as of January 1, 2015	$442	$292	$734
Additions (1)	1	16	17
Other adjustments (2)	-	(8)	(8)
Ending balance as of June 30, 2015	$443	$300	$743

(1)	Additions relate to our 2015 business acquisitions.
(2)	Other adjustments are primarily related to impact of changes in foreign exchange rates.

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following for the periods presented:

	June 30, 2015	December 31, 2014
	(in millions)
Intangible assets with definite lives	$203	$202
Less: accumulated amortization	(34)	(18)
Intangible assets with definite lives, net	169	184
Intangible assets with indefinite lives	30	30
Total	$199	$214

The following table presents the components of our intangible assets with definite lives for the periods presented:

		June 30, 2015			December 31, 2014
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in millions)			(in millions)
Trade names and trademarks	9.0	$54	$(7)	$47	$52	$(5)	$47
Customer lists and supplier relationships	6.1	83	(11)	72	77	(5)	72
Subscriber relationships	5.2	30	(7)	23	31	(4)	27
Technology and other	3.5	36	(9)	27	42	(4)	38
Total	6.4	$203	$(34)	$169	$202	$(18)	$184

Intangible assets with definite lives are amortized on a straight-line basis. The estimated amortization expense for intangible assets with definite lives for each of the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets, is expected to be as follows (in millions):

2015 (remaining six months)	$16
2016	30
2017	29
2018	26
2019	23
2020 and thereafter	45
Total	$169

NOTE 8: DEBT

The Company’s outstanding debt consisted of the following for the periods presented:

	June 30,	December 31,
	2015	2014
	(in millions)
Short-Term Debt:
Chinese Credit Facilities	$1	$38
Term Loan	-	40
Total Short-Term Debt	$1	$78

Long-Term Debt:
2015 Credit Facility	$290	$-
Term Loan	-	260
Less: Unamortized discount and debt issuance costs	(3)	(1)
Total Long-Term Debt	$287	$259

2011 Credit Facility

On December 20, 2011, we entered into a credit agreement, (the “2011 Credit Facility”), which provided $600 million of borrowing including:

—	a term loan facility in an aggregate principal amount of $400 million with a term of five years due December 2016 (“Term Loan”); and
—

a revolving credit facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016 (the “2011 Revolving Credit Facility”).

On June 26, 2015, the entire outstanding principal on our Term Loan in the amount of $290 million was repaid with borrowings from our 2015 Credit Facility (described below) and the 2011 Credit Facility was subsequently terminated. The Company was able to repay the Term Loan debt and terminate the 2011 Credit Facility without premium or penalty. There was no resulting loss on early extinguishment of this debt.

During the three and six months ended June 30, 2015, we recorded total interest and commitment fees on our 2011 Credit Facility of $1 million and $3 million, respectively, to interest expense on our unaudited consolidated statements of operations.  During the three and six months ended June 30, 2014, we recorded total interest and commitment fees on our 2011 Credit Facility of $2 million and $3 million, respectively, to interest expense on our unaudited consolidated statements of operations.  There are no unpaid interest and commitment fee amounts as of June 30, 2015.

2015 Credit Facility

On June 26, 2015, we entered into a five year credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; Morgan Stanley Bank, N.A.; Bank of America, N.A.; BNP Paribas; SunTrust Bank; Wells Fargo Bank, National Association; Royal Bank of Canada; Barclays Bank PLC; U.S. Bank National Association; Citibank, N.A.; The Bank of Tokyo-Mitsubishi UFJ, Ltd.; Goldman Sachs Bank USA; and Deutsche Bank AG New York Branch (the “2015 Credit Facility”).

The 2015 Credit Facility, among other things, provides for (i) a $1 billion unsecured revolving credit facility, (ii) an interest rate on borrowings and commitment fees based on the Company’s and its subsidiaries’ consolidated leverage ratio and (iii) uncommitted incremental revolving loan and term loan facilities, subject to compliance with a leverage covenant and other conditions. Any overdue amounts under or in respect of the revolving credit facility not paid when due shall bear interest at (i) in the case of principal, the applicable interest rate plus 2.00% per annum, (ii) in the case of interest denominated in Sterling or Euro, the applicable rate plus 2.00% per annum and (ii) in the case of interest denominated in US Dollars, 2.00% per annum plus the Alternate Base Rate plus the interest rate spread applicable to ABR loans. The Company may borrow from the revolving credit facility in U.S dollars, Euros and British pound sterling with a term of five years expiring June 26, 2020.

We immediately borrowed $290 million from this revolving credit facility, which was used to repay all outstanding borrowings pursuant to the 2011 Credit Facility and is recorded in long term liabilities on our unaudited balance sheet as of June 30, 2015.  There is no specific repayment date prior to the five-year maturity date for borrowings under this revolving credit facility. Based on the Company’s current leverage ratio, our borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. The Company is currently borrowing under a one-month interest period of 1.44% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period.

We are also required to pay a quarterly commitment fee, on the daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20.0 basis points, given the Company’s current leverage ratio. The 2015 Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of June 30, 2015, we had issued $2 million of outstanding letters of credit under the 2015 Credit Facility.

During the three and six months ended June 30, 2015, total interest and commitment fees recorded under our 2015 Credit Facility to interest expense on our unaudited consolidated statements of operations were not material.  All unpaid interest and commitment fee amounts as of June 30, 2015 were also not material.

In connection with the 2015 Credit Facility, we incurred lender fees and debt financing costs totaling $3 million, which were recorded as a reduction of the 2015 Credit Facility borrowings and reported in long-term debt on the unaudited consolidated balance sheet as of June 30, 2015. These costs will be amortized over the term of the 2015 Credit Facility using the effective interest rate method and will be recorded to interest expense on our unaudited consolidated statements of operations.

We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of the Company have agreed to guarantee the Company’s obligations under the 2015 Credit Facility.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under 2015 Credit Facility.  As of June 30, 2015, we are in compliance with all of our debt covenants.

The full text of the credit agreement entered into in connection with the 2015 Credit Facility is incorporated by reference in this Quarterly Report to Exhibit 10.1 of the Company’s current report on Form 8-K filed June 30, 2015.

Chinese Credit Facilities

In addition to our borrowings under the 2015 Credit Facility, we maintain our Chinese Credit Facilities. As of June 30, 2015 and December 31, 2014, we had short-term borrowings outstanding of $1 million and $38 million, respectively.

Certain of our Chinese subsidiaries are entered into a RMB 189,000,000 (approximately $30 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period.  Our Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.85% as of June 30, 2015.  During the three months ended June 30, 2015, the Company made a $22 million repayment of our outstanding borrowings on our Chinese Credit Facilities- BOA.  As of June 30, 2015, we had $1 million of outstanding borrowings from the Chinese Credit Facility—BOA.

In addition, certain of our Chinese subsidiaries are entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). Our Chinese Credit Facility—JPM currently also bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.85% as of June 30, 2015.  During the three months ended June 30, 2015, the Company made a $19 million repayment of our outstanding borrowings on our Chinese Credit Facilities- JPM.  As of June 30, 2015, there are no outstanding borrowings under our Chinese Credit Facility – JPM.

NOTE 9: INCOME TAXES

Each interim period is considered an integral part of the annual period and, accordingly, we measure our tax expense using an estimated annual effective tax rate. A company is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period.

Our effective tax rate for the three and six months ended June 30, 2015 was 29.3% and 28.0%, respectively. Our effective tax rate for the three and six months ended June 30, 2014 was 30.6% and 29.2%, respectively.  For the three and six months ended June 30, 2015, the effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The decrease in the effective tax rate for 2015 compared to the 2014 effective tax rate was primarily due to a change in jurisdictional earnings.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of June 30, 2015, accrued interest is $3 million, net of federal benefit, and no penalties have been accrued. We do not anticipate any material releases in the next twelve months.

We are under examination by the Internal Revenue Service (“IRS”) for the 2009 and 2010 tax years with respect to consolidated income tax returns previously filed with Expedia, Inc., and we have various ongoing state income tax audits.  We are separately under examination by the IRS for the 2012 and 2013 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes.  We are no longer subject to tax examinations by tax authorities for years prior to 2007.  As of June 30, 2015, no material assessments have resulted.

During the quarter ended June 30, 2015, we received notification of a proposed adjustment from the IRS for the 2009 and 2010 tax years and we anticipate receiving additional notices of proposed adjustments for the same years.  These proposed adjustments are related to transfer pricing with our foreign subsidiaries, and will result in an increase to U.S. taxable income and federal tax expense for 2009 and 2010, subject to interest.  Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.  We intend to defend our position through IRS administrative and, if necessary, judicial remedies.

NOTE 10: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	June 30, 2015	December 31, 2014
	(in millions)
Accrued salary, bonus, and related benefits	$37	$41
Accrued marketing costs	49	24
Accrued charitable foundation payments	5	9
Other	57	40
Total	$148	$114

NOTE 11: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following for the periods presented:

	June 30, 2015	December 31, 2014
	(in millions)
Unrecognized tax benefits (1)	$78	$68
Construction financing obligation, net of current portion (2)	81	67
Other (3)	19	19
Total	$178	$154

(1)	Amount includes accrued interest related to this liability.
(2)

Refer to “Note 12 – Commitments and Contingencies,” in the notes to our unaudited consolidated financial statements for in this Quarterly Report on Form 10-Q for additional information on our corporate headquarters lease.

(3)	Amounts primarily consist of long term deferred rent balances related to operating leases for office space.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Transition to New Corporate Headquarters

In June 2013, TripAdvisor LLC (“TA LLC”), our indirect, wholly owned subsidiary, entered into a lease, for a new corporate headquarters (the “Lease”). Pursuant to the Lease, the landlord built an approximately 280,000 square foot rental building in Needham, Massachusetts (the “Premises”), and leased the Premises to TA LLC as our new corporate headquarters for an initial term of 15 years and 7 months or through December 2030. Under the Lease, TA LLC is required to pay an initial base rent of $33.00 per square foot per year, increasing to $34.50 per square foot by the final year of the initial term, as well as all real estate taxes and other building operating costs. TA LLC also has an option to extend the term of the Lease for two consecutive terms of five years each.

The aggregate future minimum lease payments are $143 million and are currently scheduled to be paid, beginning in November 2015, as follows: $1 million for 2015, $9 million for 2016, $9 million for 2017, $9 million for 2018, $9 million for 2019 and an aggregate of $106 million for 2020 and thereafter. The Lease has escalating rental payments and initial periods of free rent. TA LLC was also obligated to deliver a letter of credit to the Landlord in the amount of $1 million as security deposit, which amount is subject to increase under certain circumstances.

Because we were involved in the construction project, including having responsibility to pay for a portion of the costs of normal finish work and structural elements of the Premises, the Company was deemed for accounting purposes to be the owner of the Premises during the construction period under build to suit lease accounting guidance under GAAP. Therefore, the Company recorded project construction costs incurred by the landlord as a construction-in-progress asset and a related construction financing obligation during the construction period on our consolidated balance sheets.  The amounts that the Company has paid or incurred for normal tenant improvements and structural improvements have also been recorded to the construction-in-progress asset.

Upon completion of construction at end of the second quarter of 2015, we evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under GAAP. We concluded that we have forms of continued economic involvement in the facility, and therefore did not meet the provisions for sale-leaseback accounting. This determination was based on the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Therefore, the Lease has been accounted for as a financing obligation. Accordingly, we will depreciate the building asset over its estimated useful life and incur interest expense related to the construction financing obligation using the effective interest rate method. We will bifurcate our lease payments pursuant to the Premises into (i) a portion that is allocated to the building (a reduction to the construction financing obligation) and; (ii) a portion that is allocated to the land on which the building was constructed.  Although we will not begin making lease payments pursuant to the Lease until November 2015, the portion of the lease payments allocated to the land is being treated for accounting purposes as an operating lease that commenced in 2013. The construction financing obligation is considered a long-term finance lease obligation with the current portion recorded to “Accrued expenses and other” on our consolidated balance sheet.  At the end of the lease term, the carrying value of the building asset and of the remaining construction financing obligation are expected to be equal, at which time we may either surrender the leased asset as settlement of the remaining construction financing obligation or extend the initial term of the lease for the continued use of the asset.

Legal Proceedings

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims arising out of our operations.  These matters may involve claims involving alleged infringement of third-party intellectual property rights (including patent infringement), defamation, taxes, regulatory compliance privacy issues and other claims. Rules and regulations promulgated by the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that the Company and its subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

There have been no material changes to our commitments and contingencies since December 31, 2014, except as described in “Note 8— Debt” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q regarding our 2011 Credit Facility and 2015 Credit Facility.   Refer to “Note 12— Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 13: SEGMENT INFORMATION

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

Other

Our Other segment consists of the aggregation of three operating segments: our Attractions, Restaurants and Vacation Rentals businesses.

Attractions.   We provide, primarily through Viator, information and services for researching and booking destination activities around the world. Viator works with local operators to provide travelers with access to tours and activities in popular destinations worldwide, earning a commission for such service. In addition to its consumer-direct business, Viator also provides local experiences to affiliate partners, including some of the world’s top airlines, hotels and travel agencies.

Restaurants.   This business is comprised of our websites that provide online and mobile reservation services that connect restaurants with diners.  These websites are currently primarily focused on the European market, primarily through Lafourchette.  Lafourchette is an online restaurant booking platform with a network of restaurant partners across Europe.  Lafourchette also offers management software solutions helping restaurants to maximize business by providing a flexible online booking, discount and data tool. Revenue is primarily generated by receiving a fee for each restaurant guest seated through the online reservation systems.

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

We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation and other stock-settled obligations; (6) goodwill, long-lived asset and intangible asset impairments; and (7)  other non-recurring expenses. Adjusted EBITDA is the primary metric by which management evaluates the performance of its business and on which internal budgets are based. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. We believe by excluding certain non-cash expenses, such as stock-based compensation, stock-settled obligations, asset impairments, and non-recurring expenses, Adjusted EBITDA corresponds more closely to the cash that operating income generated from our business and allows investors to gain an understanding of the factors and trends affecting the ongoing cash earnings capabilities of our business, from which capital investments are made and debt is serviced.

The following tables present our segment information for the three and six months ended June 30, 2015 and 2014. We have recorded depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation, other non-recurring expenses, other expenses, net, and income taxes, which are excluded from segment operating performance, in Corporate and unallocated. In addition, we do not report our assets or capital expenditures by segment as it would not be meaningful. We also do not regularly provide asset, capital expenditure or depreciation information by segment to our CODM. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments.  Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Three months ended June 30, 2015
	Hotel	Other	Corporate and unallocated	Total
	(in millions)
Revenue	$343	$62	$—	$405
Adjusted EBITDA (1)	125	(2)	—	123
Depreciation	—	—	(15)	(15)
Amortization of intangible assets	—	—	(9)	(9)
Stock-based compensation	—	—	(18)	(18)
Other non-recurring expenses	—	—	(2)	(2)
Operating income (loss)	$125	$(2)	$(44)	79
Other expense, net				3
Income before income taxes				82
Provision for income taxes				(24)
Net income				58

	Three months ended June 30, 2014
	Hotel	Other	Corporate and unallocated	Total
	(in millions)
Revenue	$303	$20	$—	$323
Adjusted EBITDA (2)	130	(1)	—	129
Depreciation	—	—	(11)	(11)
Amortization of intangible assets	—	—	(3)	(3)
Stock-based compensation	—	—	(15)	(15)
Operating income (loss)	$130	$(1)	$(29)	100
Other expense, net				(2)
Income before income taxes				98
Provision for income taxes				(30)
Net income				68

	Six months ended June 30, 2015
	Hotel	Other	Corporate and unallocated	Total
	(in millions)
Revenue	$663	$105	$—	$768
Adjusted EBITDA (1)	257	(8)	—	249
Depreciation	—	—	(28)	(28)
Amortization of intangible assets	—	—	(16)	(16)
Stock-based compensation	—	—	(34)	(34)
Other non-recurring expenses			(2)	(2)
Operating income (loss)	$257	$(8)	$(80)	169
Other expense, net				(1)
Income before income taxes				168
Provision for income taxes				(47)
Net income				121

	Six months ended June 30, 2014
	Hotel	Other	Corporate and unallocated	Total
	(in millions)
Revenue	$569	$35	$—	$604
Adjusted EBITDA (2)	254	(3)	—	251
Depreciation	—	—	(21)	(21)
Amortization of intangible assets	—	—	(5)	(5)
Stock-based compensation	—	—	(29)	(29)
Operating income (loss)	$254	$(3)	$(55)	196
Other expense, net				(4)
Income before income taxes				192
Provision for income taxes				(56)
Net income				136

(1)

Includes allocated general and administrative expenses in our Hotel segment of $26 million and $46 million; and in our Other segment of $9 million and $15 million for the three and six months ended June 30, 2015, respectively.

(2)

Includes allocated general and administrative expenses in our Hotel segment of $22 million and $41 million; and in our Other segment of $4 million and $7 million for the three and six months ended June 30, 2014, respectively.

NOTE 14: EARNINGS PER SHARE

Basic Earnings Per Share Attributable to Common Stockholders

We compute basic earnings per share (“Basic EPS”) by dividing net income by the weighted average number of common shares outstanding during the period. We compute the weighted average number of common shares outstanding during the reporting period using the total of common stock and Class B common stock outstanding as of the last day of the previous year end reporting period plus the weighted average of any additional shares issued and outstanding less the weighted average of any treasury shares repurchased during the reporting period.

Diluted Earnings Per Share Attributable to Common Stockholders

We compute diluted earnings per share (“Diluted EPS”) by dividing net income by the sum of the weighted average number of common and common equivalent shares outstanding during the period. We computed the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, and (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of outstanding common equivalent shares related to stock options and the vesting of restricted stock units using the treasury stock method, and (iii) if dilutive, performance based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Basic and Diluted EPS (shares in thousands and U.S. dollars in millions, except per share amounts) for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income	$58	$68	$121	$136
Denominator:
Weighted average shares used to compute Basic EPS	143,709	142,701	143,427	142,550
Weighted average effect of dilutive securities:
Stock options	2,019	2,777	2,218	2,831
RSUs	231	304	271	343
Weighted average shares used to compute Diluted EPS	145,959	145,782	145,916	145,724
Basic EPS	$0.40	$0.48	$0.85	$0.95
Diluted EPS	$0.40	$0.47	$0.83	$0.93

The following potential common shares related to stock options and RSUs were excluded from the calculation of Diluted EPS because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015(1)	2014(2)	2015(1)	2014(2)
Stock options	2,107	1,689	2,124	1,688
RSUs	745	55	793	247
Total	2,852	1,744	2,917	1,935
(1)

These totals do not include 66,666 performance based options and 12,799 performance based RSUs representing the right to acquire 79,465 shares of common stock for which all targets required to trigger vesting have not been achieved; therefore, such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

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

NOTE 15: RELATED PARTY TRANSACTIONS

As of June 30, 2015, Liberty TripAdvisor Holdings, Inc. (“LTRIP”) beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 13.8% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.5% of the outstanding common stock. Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56.4% of our voting power.

We had no related party transactions with LTRIP during the three and six months ended June 30, 2015 and 2014.

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

Certain revenue information in this section entitled "— Revenue by Product— Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three and six months ended June 30, 2015 using the prior year's quarterly average exchange rates for our settlement currencies other than the U.S. dollar.  This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business.

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

Our branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 45 countries worldwide. Our TripAdvisor-branded websites reached 375 million average monthly unique visitors during the quarter ended June 30, 2015, according to our internal log files. We currently feature 250 million reviews and opinions on 1.7 million accommodations – including 950,000 hotels and accommodations and 720,000 vacation rentals—as well as 3.0 million restaurants and 560,000 attractions around the world. In addition to user-generated content, our websites feature price comparison tools and links to partner websites, including travel advertisers, on which users can book their travel arrangements. Users may now also complete hotel bookings directly without our partners through tripadvisor.com and also through the TripAdvisor mobile application where coverage is available. In addition to the flagship TripAdvisor brand, we now manage and operate 24 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry.

Executive Summary

Our long-term financial results are principally dependent on our ability to grow click-based advertising revenue, or CPC revenue. We are investing in areas of potential CPC revenue growth, including enabling users to transact on our site, international expansion and innovations in the mobile user experience. We are also investing in display-based advertising, Business Listings, Attractions, Restaurants and Vacation Rentals. As the largest online travel website, we believe we are an attractive marketing channel for advertisers—including hotel chains, independent hoteliers, online travel agencies, destination marketing organizations, and other travel-related and non-travel related product and service providers— who seek to sell their products and services to our large user base. The key drivers of our click-based and display-based advertising revenue are described below, as well as a summary of our key growth areas, current trends impacting our business and our reporting segments, which currently consists of our Hotel segment and Other segment.

Key Drivers of Click-Based Advertising Revenue

For the three and six months ended June 30, 2015, 66% and 67%, respectively, of our total revenue came from our CPC product. For both the three and six months ended June 30, 2014, 73% of our total revenue came from our CPC product.  All of our CPC revenue is included in our Hotel segment.  The key drivers of our CPC revenue include the growth in monthly unique hotel shoppers and revenue per hotel shopper.

●

Hotel shoppers: We believe total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth. Additionally, we track and analyze sub-segments of our traffic and their correlation to revenue generation and utilize data regarding hotel shoppers as a key indicator of revenue growth. We use the term “hotel shoppers” to refer to visitors who view either a listing of hotels in a city or a specific hotel page. The number of hotel shoppers tends to vary based on seasonality of the travel industry and general economic conditions, as well as other factors outside of our control. Given these factors, as well as the trend towards increased usage on mobile devices (for which usage trends continue to evolve) and international growth, quarterly and annual hotel shopper growth is difficult to forecast. Unique hotel shoppers on TripAdvisor sites increased 22% and 24% for the three and six months ended June 30, 2015, respectively, and increased 17% and 14% for the three and six months ended June 30, 2014, respectively, according to our log files.  The acceleration of hotel shopper growth for the three and six months ended June 30, 2015 is primarily due to success in our online marketing strategy, a growing number of hotel shoppers visiting our websites on mobile devices, as well as easing comparatives for search engine optimization (“SEO”) due to lower hotel shopper growth in the three and six months ended June 30, 2014.  Increasing the number of hotel shoppers on our sites remains a top strategic priority.

●

Revenue per hotel shopper: Revenue per hotel shopper is designed to measure how effectively we convert hotel shoppers into revenue. Revenue per hotel shopper is made up of three factors—the number of monthly unique hotel shoppers, the rate of conversion of a hotel shopper to a paid click and the price per click that we receive.

●

Conversion: Conversion of a hotel shopper to a paid click on a TripAdvisor site is driven primarily by three factors: merchandising, commerce coverage and choice. We define merchandising as the number and location of ads that are available on a page; we define commerce coverage as whether we have a client who can take an online booking for a particular property; and we define choice as the number of clients available for any given property.  Hotel shoppers visiting via mobile generally convert to a paid click at a lower rate than hotel shoppers visiting via desktop and tablet.

●

Cost per click (CPC): Cost per click is the effective price that partners are willing to pay for a hotel shopper lead, and is determined through a competitive bidding process.  CPCs are generally lower in emerging international markets as well as on mobile.

Revenue per hotel shopper decreased 6% and 5% for the three and six months ended June 30, 2015, respectively, and increased 11% and 8% for the three and six months ended June 30, 2014, respectively, according to our log files.  The decrease in revenue per hotel shopper for the three and six months ended June 30, 2015, was primarily due to fluctuations in foreign exchange rates, primarily due to the prolonged weakness of the Euro, which decreased our CPCs, in addition to a growing number of hotel shoppers visiting our websites on mobile devices.

Key Drivers of Display-Based Advertising Revenue

For both the three and six months ended June 30, 2015, 10%, of our total revenue came from our display-based advertising products.  For both the three and six months ended June 30, 2014, 11%, of our total revenue came from our display-based advertising products.  Substantially all of our display-based advertising revenue is included in our Hotel segment.  The key drivers of our display-based advertising revenue include the growth in number of impressions sold, or the number of times an ad is displayed on our site, and the revenue we receive for such impressions, measured in cost per thousand impressions (“CPM”). According to our log files, the number of impressions sold increased 7% and 10% for the three and six months ended June 30, 2015, respectively, and increased 11% and 19% for the three and six months ended June 30, 2014, respectively, while pricing increased 5% and 2% for the three and six months ended June 30, 2015, respectively, and increased 4% and 2% for the three and six months ended June 30, 2014, respectively.

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

Mobile.  Innovating and improving our mobile products is a key priority.  As of June 30, 2015, we reached 215 million downloads of our mobile apps and average monthly unique visitors via smartphone and tablet devices grew over 13% year-over-year from 141 million to 159 million, according to our internal log files. We anticipate that the rate of growth in mobile visitors will continue to exceed the growth rate of our overall unique monthly visitors, and that an increasing proportion of users will use mobile devices to access the full range of services available on our sites. We are investing significant resources to improve the features, functionality and commercialization of our mobile websites and applications.

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

Attractions & Restaurants. A significant percentage of our annual unique users are not hotel shoppers and visit TripAdvisor sites without navigating to pages that contain a listing of hotels in a city or a specific hotel’s page. TripAdvisor has information and user-generated content on 3.0 million restaurants, and 560,000 attractions around the world. We believe TripAdvisor has a unique opportunity to monetize its community of these non-hotel shoppers looking for places to eat and things to do. With the acquisitions of Lafourchette and similar businesses for online restaurant reservations, and Viator for online bookable tours and attractions, we are attempting to match more users with more businesses.

Vacation Rentals. We offer individual property owners and property managers the ability to list using a free-to-list, commission-based structure or a subscription-based fee option.  In the six months ended June 30, 2015, Vacation Rental property listings grew 16% to 720,000 properties, driven primarily by strong listings growth in our free-to-list model.  We believe our highly-engaged and motivated user community creates a competitive advantage for us in this market.

Current Trends Affecting Our Business

There are a number of trends that affect our business.  The following are examples of some of the current trends affecting our business:

Increasing Competition. The travel review industry and, more generally, the business of collecting and aggregating travel-related resources and information, continue to be increasingly competitive. In recent years, an increasing number of companies, such as search companies Google, Inc. and Baidu.com, Inc. and large online travel agencies, or OTAs, have begun to collect and aggregate travel information and resources. We plan to continue to invest in order to remain the leading source of travel reviews as well as continue to enhance our user experience. In addition, we face strong competition in our Other segment: Attractions, Restaurants and Vacation Rentals. Refer to Item 1. “Business - Competition” in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information on our competition.

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

Increasing Use of Devices Other than Desktop Computers. To access the internet, users are increasingly using devices other than desktop computers, including mobile phones, smartphones and handheld computers such as notebooks and tablets. To address these growing user demands, we continue to extend our platform to develop mobile phone and tablet applications to deliver travel information and resources. Although the substantial majority of our mobile phone users also access and engage with our websites on personal computers and tablets where we display advertising, our users could decide to access our products primarily through mobile phone devices. We do display graphic advertising on smartphones; however, our mobile phone monetization strategies are still developing, as mobile phone monetization is significantly less than desktop and tablet monetization. Mobile phone growth and development remains a key strategy and we will continue to invest and innovate in this growing platform to help us maintain and grow our user base, engagement and monetization over the long term.

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

Segments

Our reporting structure includes two reportable segments: Hotel and Other. Our Other segment consists of the aggregation of three operating segments: our Attractions, Restaurants and Vacation Rentals businesses.  The segments are determined based on how our chief operating decision maker manages our business, regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources.  The chief operating decision maker for the Company is our Chief Executive Officer.

For further description of our segments see Item 1 “Business”, in our Annual Report on Form 10-K for the year ended December 31, 2014 and “Note 13— Segment Information” and “Reclassifications” in “Note 1— Business Description and Basis of Presentation” in the notes to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

Employees

As of June 30, 2015, we had approximately 3,000 employees. Of these employees, approximately 43% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

The global travel market is large and traveler expenditures tend to follow a seasonal pattern. As such, expenditures by travel advertisers to market to potential travelers, and, therefore, our financial performance, tend to be seasonal as well. As a result, our third quarter tends to be our seasonal high, as it is a key period for travel research and trip-taking and our seasonal low generally occurs in the first and/or fourth quarter. Significant shifts in our business mix or adverse economic conditions could influence the typical trend of our seasonality in the future.

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

Results of Operations

Selected Financial Data

(in millions, except per share amounts)

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenue	$405	$323	25%	$768	$604	27%

Costs and expenses:
Cost of revenue (1)	16	9	78%	29	17	71%
Selling and marketing (2)	192	127	51%	350	228	54%
Technology and content (2)	50	41	22%	99	79	25%
General and administrative (2)	44	32	38%	77	58	33%
Depreciation	15	11	36%	28	21	33%
Amortization of intangible assets	9	3	200%	16	5	220%
Total costs and expenses:	326	223	46%	599	408	47%
Operating income	79	100	(21)%	169	196	(14)%
Other income (expense):
Interest expense	(2)	(2)	0%	(4)	(4)	0%
Interest income and other, net	5	-	100%	3	-	100%
Total other expense, net	3	(2)	(250)%	(1)	(4)	(75)%
Income before income taxes	82	98	(16)%	168	192	(13)%
Provision for income taxes	(24)	(30)	(20)%	(47)	(56)	(16)%
Net income	$58	$68	(15)%	$121	$136	(11)%

Earnings per share attributable to common stockholders:
Basic	$0.40	$0.48	(17)%	$0.85	$0.95	(11)%
Diluted	$0.40	$0.47	(15)%	$0.83	$0.93	(11)%
Weighted average common shares outstanding:
Basic	144	143	1%	143	143	0%
Diluted	146	146	0%	146	146	0%
Other Financial Data:
Adjusted EBITDA (3)	$123	$129	(5)%	$249	$251	(1)%

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$3	$-		$5	$-
Amortization of website development costs included in depreciation	10	7		19	13
	$13	$7		$24	$13
(2) Includes stock-based compensation as follows:
Selling and marketing	$4	$3		$8	$6
Technology and content	$7	$6		$13	$12
General and administrative	$7	$6		$13	$11

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

We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation and other stock-settled obligations; (6) goodwill, long-lived asset and intangible asset impairments; and (7)  other non-recurring expenses. Adjusted EBITDA is the primary metric by which management evaluates the performance of its business and on which internal budgets are based. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. We believe by excluding certain non-cash expenses, such as stock-based compensation, stock-settled obligations, asset impairments, and non-recurring expenses, Adjusted EBITDA corresponds more closely to the cash that operating income generated from our business and allows investors to gain an understanding of the factors and trends affecting the ongoing cash earnings capabilities of our business, from which capital investments are made and debt is serviced.

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

Refer to “Note 13— Segment Information” in the notes to our unaudited consolidated financial statements for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented above.

Revenue and Segments:

Revenue by Product

We derive the substantial portion of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue from a combination of subscription-based and transaction-based offerings, including: Business Listings; subscription and commission-based offerings from our Vacation Rentals products; room reservations sold through our Jetsetter and Tingo brands; destination activities primarily sold through Viator; and online restaurant reservations booked primarily through Lafourchette. We also derive revenue from content licensing.

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
	(in millions)			(in millions)
Click-based advertising	$266	$235	13%	$515	$442	17%
Display-based advertising	40	37	8%	75	69	9%
Subscription, transaction and other	99	51	94%	178	93	91%
Total revenue	$405	$323	25%	$768	$604	27%

Revenue increased $82 million and $164 million during the three and six months ended June 30, 2015, respectively when compared to the same periods in 2014, primarily due to an increase in click-based advertising revenue of $31 million and $73 million for the three and six months ended June 30, 2015. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 22% and 24% for the three and six months ended June 30, 2015, respectively, partially offset by a decrease in revenue per hotel shopper of 6% and 5% for the three and six months ended June 30, 2015, respectively.   Display-based advertising increased by $3 million and $6 million during the three and six months ended June 30, 2015, respectively, primarily as a result of a 7% and 10% increase in the number of impressions sold and an increase in pricing of 5% and 2%, respectively when compared to the same periods in 2014. Subscription, transaction and other revenue increased by $48 million and $85 million during the three and six months ended June 30, 2015, respectively, primarily due to growth in our Business Listings and Vacation Rentals products, as well as incremental revenue of $34 million and $53 million, respectively, primarily related to our 2014 acquisitions of Lafourchette and Viator.

Foreign Exchange Impact on Revenue

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the three and six month periods ending June 30, 2014 to the same periods in 2015 had an unfavorable impact on our revenue. If we had translated revenue for the three months ended June 30, 2015 using the prior year's quarterly average exchange rates for our settlement currencies other than the U.S. dollar, we estimate our total revenue and click-based advertising revenue would have been $439 million and $293 million, respectively, or $34 million and $27 million higher, respectively, than our actual revenue as reported for the three months ended June 30, 2015.  If we had translated revenue for the six months ended June 30, 2015 using the prior year's quarter to date average exchange rates for our settlement currencies other than the U.S. dollar, we estimate our total revenue and click-based advertising revenue would have been $819 million and $555 million, respectively, or $51 million and $40 million higher, respectively, than our actual revenue as reported for the six months ended June 30, 2015.

Revenue and Adjusted EBITDA by Segment

	Three Months Ended June 30,
	2015	2014	% Change
REVENUE:	(in millions)
Hotel	$343	$303	13%
Other (1)	62	20	210%
Total revenue	$405	$323	25%
Adjusted EBITDA (2):
Hotel	$125	$130	(4)%
Other	(2)	(1)	(100)%
Total Adjusted EBITDA	$123	$129	(5)%
Adjusted EBITDA Margin (3):
Hotel	36%	43%
Other	(3)%	(5)%

	Six Months Ended June 30,
	2015	2014	% Change
REVENUE:	(in millions)
Hotel	$663	$569	17%
Other (1)	105	35	200%
Total revenue	$768	$604	27%
Adjusted EBITDA (2):
Hotel	$257	$254	1%
Other	(8)	(3)	(167)%
Total Adjusted EBITDA	$249	$251	(1)%
Adjusted EBITDA Margin (3):
Hotel	39%	45%
Other	(8)%	(9)%

(1)	Substantially all revenue reported in this segment is from our subscription, transaction and other products.
(2)

Included in Adjusted EBITDA is a general and administrative expense allocation for each segment, which is based on the segment’s percentage of our total personnel costs. See “Note 13 — Segment Information,” in the notes to our unaudited consolidated financial statements for more information.

(3)

We define “Adjusted EBITDA margin”, a non-GAAP measure, as Adjusted EBITDA as a percentage of revenue. See “Adjusted EBITDA” discussion above for more information on the limitations of using Adjusted EBITDA, a non-GAAP measure, as an analytical tool.

Hotel

Our Hotel segment revenue increased $40 million and $94 million during the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014, primarily due to an increase in click-based advertising revenue of $31 million and $73 million and an increase in display-based advertising of $3 million and $6 million. Subscription, transaction and other revenue increased by $6 million and $15 million during the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014, primarily due to growth in Business Listings.

Adjusted EBITDA in our Hotel segment decreased $5 million and increased $3 million during the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014, primarily due to an increase in revenue, partially offset, primarily by increased personnel and overhead costs, search engine marketing, or SEM, and other online traffic acquisition costs, and TV advertising.

Other

Our Other segment revenue increased $42 million and $70 million during the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014. This was driven by $34 million and $53 million in incremental revenue during the three and six months ended June 30, 2015, respectively, primarily related to our 2014 acquisitions of Lafourchette and Viator, as well as by growth in Vacation Rentals, primarily due to our free-to-list commission-based booking model.

Adjusted EBITDA in our Other segment decreased $1 million and $5 million during the three and six months ended June 30, 2015, respectively when compared to the same periods in 2014.  Our Attractions, Restaurants and Vacation Rentals businesses are all at earlier stages of their growth and business life cycle, and therefore at points require significant investments to fund growth initiatives, which is a contributing factor to this reportable segment currently operating at a loss.  The segment’s Adjusted EBITDA margin for the three and six months ended June 30, 2015 was essentially flat when compared to the same periods in 2014.

Revenue by Geography

The following table presents our revenue by geographic region, which reflects how we view our geographic revenue internally. Revenue by geography is based on the geographic location of our websites.

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
	(in millions)			(in millions)
Revenue by geographic region:
North America (1)	$211	$161	31%	$393	$307	28%
EMEA (2)	127	107	19%	247	197	25%
APAC (3)	48	42	14%	90	77	17%
LATAM (4)	19	13	46%	38	23	65%
Total	$405	$323	25%	$768	$604	27%

(1)	United States and Canada*
(2)	Europe, Middle East and Africa
(3)	Asia-Pacific
(4)	Latin America
*	Canada is included in international revenue for discussion purposes below.

International revenue increased $33 million or 19%, and $80 million, or 25%, during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. International revenue represented 50% and 51% of total revenue during the three and six months ended June 30, 2015, respectively, and represented 53% and 52% of total revenue during the three and six months ended June 30, 2014, respectively. Although international revenue increased as international hotel shoppers continue to grow, our international revenue growth rate and percentage of total revenue declined during the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively, primarily due to the impact of fluctuations in foreign exchange rates, primarily due to the prolonged weakness of the Euro.

Consolidated Expenses:

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

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
	(in millions)			(in millions)
Direct costs	$12	$8	50%	$22	$15	47%
Personnel and overhead	4	1	300%	7	2	250%
Total cost of revenue	$16	$9	78%	$29	$17	71%
% of revenue	4.0%	2.8%		3.8%	2.8%

Cost of revenue increased $7 million and $12 million during the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014, primarily due to increased merchant credit card and transaction fees, driven by additional transaction costs from our 2014 business acquisitions in Attractions and Restaurants and growth in our Vacation Rental free-to-list business; personnel costs from increased headcount to support business growth and customer support; and incremental personnel costs related to our 2014 business acquisitions in Attractions and Restaurants.  Our Attractions and Restaurants businesses contributed an incremental $5 million and $9 million to our cost of revenue for the three and six months ended June 30, 2015, respectively, of which an incremental $2 million and $4 million, respectively, was related to personnel and overhead.

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

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
	(in millions)			(in millions)
Direct costs	$148	$89	66%	$262	$153	71%
Personnel and overhead	44	38	16%	88	75	17%
Total selling and marketing	$192	$127	51%	$350	$228	54%
% of revenue	47.4%	39.3%		45.6%	37.7%

Direct selling and marketing costs increased $59 million and $109 million during the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014, primarily due to increased SEM costs and other online traffic acquisition costs, increased costs related to our television campaign, and incremental costs related to our 2014 business acquisitions in Attractions and Restaurants.  We spent $19 million and $29 million on our television advertising campaign during the three and six months ended June 30, 2015, respectively, which was initially launched in May 2014. Personnel and overhead costs increased $6 million and $13 million during the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014, primarily due to an increase in headcount to support business growth, including international expansion, as well as incremental personnel costs related to our 2014 business acquisitions in Attractions and Restaurants.  Our Attractions and Restaurants businesses contributed an incremental $26 million and $42 million to our selling and marketing expenses for the three and six months ended June 30, 2015, respectively, of which an incremental $6 million and $12 million, respectively, was related to personnel and overhead.

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

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
	(in millions)			(in millions)
Personnel and overhead	$42	$35	20%	$83	$67	24%
Other	8	6	33%	16	12	33%
Total technology and content	$50	$41	22%	$99	$79	25%
% of revenue	12.3%	12.7%		12.9%	13.1%

Technology and content costs increased $9 million and $20 million during the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as incremental personnel costs related to our 2014 business acquisitions in Attractions and Restaurants.  Our Attractions and Restaurants businesses contributed an incremental $4 million and $9 million to our technology and content expenses for the three and six months ended June 30, 2015, respectively, of which an incremental $3 million and $6 million, respectively, was related to personnel and overhead.

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

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
	(in millions)			(in millions)
Personnel and overhead	$32	$23	39%	$56	$41	37%
Professional service fees and other	12	9	33%	21	17	24%
Total general and administrative	$44	$32	38%	$77	$58	33%
% of revenue	10.9%	9.9%		10.0%	9.6%

General and administrative costs increased $12 million and $19 million during the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014, primarily due to personnel costs and overhead costs related to an increase in headcount to support our business operations, as well as incremental personnel costs related to our 2014 business acquisitions in Attractions and Restaurants.  Our Attractions and Restaurants businesses contributed an incremental $5 million and $9 million to our general and administrative expenses for the three and six months ended June 30, 2015, respectively, of which an incremental $3 million and $5 million, respectively, was related to personnel and overhead.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized software and website development costs.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Depreciation	$15	$11	$28	$21
% of revenue	3.7%	3.4%	3.6%	3.5%

Depreciation expense increased $4 million and $7 million during the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014 primarily due to increased amortization related to capitalized software and website development costs.

Amortization of Intangible Assets

Amortization consists of the amortization of purchased definite-lived intangibles.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Amortization of intangible assets	$9	$3	$16	$5
% of revenue	2.2%	0.9%	2.1%	0.8%

Amortization of intangible assets increased $6 million and $11 million during the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014, primarily due to incremental amortization on purchased definite lived intangibles related to our 2014 business acquisitions. Refer to “Note 3— Acquisitions” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information on our 2014 acquisitions.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2011 Credit Facility, 2015 Credit Facility, and Chinese Credit Facilities.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Interest expense	$(2)	$(2)	$(4)	$(4)

Interest expense did not materially change during the three and six months ended June 30, 2015, respectively when compared to the same periods in 2014.  Refer to “Note 8— Debt” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our 2011 Credit Facility, 2015 Credit Facility, and Chinese Credit Facilities.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned and amortization of discounts and premiums on our marketable securities and net foreign exchange gains and losses.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Interest income and other, net	$5	$-	$3	$-

Interest income and other, net increased during the three and six months ended June 30, 2015, respectively when compared to the same periods in 2014, primarily due to the fluctuation of foreign exchange rates.

Provision for Income Taxes

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Provision for income taxes	$24	$30	$47	$56
Effective tax rate	29.3%	30.6%	28.0%	29.2%

Our effective tax rate decreased during the three and six months ended June 30, 2015, respectively over the same periods in 2014, primarily due to a change in jurisdictional earnings.

For the three and six months ended June 30, 2015, the effective tax rate is less than the federal statutory tax rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock-based compensation and accruals on uncertain tax positions.

Related Party Transactions

For information on our relationship with Liberty TripAdvisor Holdings, Inc., refer to “Note 15— Related Party Transactions” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

Stock-Based Compensation

Refer to “Note 4— Stock Based Awards and Other Equity Instruments” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 378,606 service-based stock options with a weighted average grant-date fair value per option of $33.68 and 606,471 service-based RSUs with a weighted average grant-date fair value of $85.28 during the six months ended June 30, 2015.

Liquidity and Capital Resources

The following section explains how we have generated and used our cash historically, describes our current capital resources and discusses our future financial commitments.

2015 Credit Facility

On June 26, 2015, we entered into a five year credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; Morgan Stanley Bank, N.A.; Bank of America, N.A.; BNP Paribas; SunTrust Bank; Wells Fargo Bank, National Association; Royal Bank of Canada; Barclays Bank PLC; U.S. Bank National Association; Citibank, N.A.; The Bank of Tokyo-Mitsubishi UFJ, Ltd.; Goldman Sachs Bank USA; and Deutsche Bank AG New York Branch (the “2015 Credit Facility”).

The 2015 Credit Facility, among other things, provides for (i) a $1 billion unsecured revolving credit facility, (ii) an interest rate on borrowings and commitment fees based on the Company’s and its subsidiaries’ consolidated leverage ratio and (iii) uncommitted incremental revolving loan and term loan facilities, subject to compliance with a leverage covenant and other conditions.

We immediately borrowed $290 million from this revolving credit facility, which was used to repay all outstanding borrowings pursuant to the 2011 Credit Facility and is recorded in long term liabilities on our unaudited balance sheet as of June 30, 2015.  There is no specific repayment date prior to the five-year maturity date for borrowings under this revolving credit facility. Based on the Company’s current leverage ratio, our borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. The Company is currently borrowing under a one-month interest period of approximately 1.44% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period.

We are also required to pay a quarterly commitment fee, on the daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20.0 basis points, given the Company’s current leverage ratio. The 2015 Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of June 30, 2015, we had issued $2 million of outstanding letters of credit under the 2015 Credit Facility.

We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of the Company have agreed to guarantee the Company’s obligations under the 2015 Credit Facility.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under 2015 Credit Facility.  As of June 30, 2015, we are in compliance with all of our debt covenants.

The full text of the credit agreement entered into in connection with the 2015 Credit Facility is incorporated by reference in this Quarterly Report to Exhibit 10.1 of the Company’s current report on Form 8-K filed June 30, 2015.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities, as reflected in the unaudited consolidated statements of cash flows, are summarized in the following table:

	Six months ended
	June 30,
	2015	2014
	(in millions)
Net cash provided by (used in):
Operating activities	$299	$267
Investing activities	(107)	(10)
Financing activities	(61)	(24)

Our principal source of liquidity is cash flows generated from operations, although liquidity needs can also be met through drawdowns under our credit facilities discussed in “Note 8 – Debt” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q. As of June 30, 2015 and December 31, 2014, we had $746 million and $594 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of June 30, 2015, approximately $515 million of our cash, cash equivalents and short and long-term marketable securities are held by our international subsidiaries, primarily in the United Kingdom, and are related to earnings we intend to reinvest permanently outside the United States. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $713 million as of June 30, 2015. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Cash held is primarily denominated in U.S. dollars.

As of June 30, 2015, we had $708 million of borrowing capacity available under our 2015 Credit Facility. In addition, we have approximately $49 million of available borrowing capacity under our Chinese Credit Facilities, which currently bear interest at a rate based on 100% of the People’s Bank of China’s base rate, or 4.85% as of June 30, 2015.

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

Operating Activities

For the six months ended June 30, 2015, net cash provided by operating activities increased by $32 million or 12% when compared to the same period in 2014, primarily due to an increase in working capital movements of $31 million mainly due to an increase in operating cash flow from deferred merchant payables of $70 million related to the seasonality in our business, offset by a decrease of $39 million related to the timing of customer receipts, income tax payments and vendor payments.

Investing Activities

For the six months ended June 30, 2015, net cash used in investing activities increased by $97 million when compared to the same period in 2014, primarily due to a net increase in cash used for the purchases, sales and maturities of our marketable securities of $208 million, cash paid for 2015 business acquisitions of $29 million, net of cash acquired, and an increase in capital expenditures of $12 million; this increase was offset by cash paid for 2014 business acquisitions of $152 million, net of cash acquired.

Financing Activities

For the six months ended June 30, 2015, net cash used in financing activities increased by $37 million when compared to the same period in 2014, primarily due to the repayment of our Term Loan of $300 million in 2015, or an incremental outflow of $280 million,  incremental repayments of our outstanding borrowings related to our Chinese Credit Facilities of $38 million, and an increase in tax withholdings payments of $39 million primarily related to the exercise of expiring stock options, offset by new net borrowings on our 2015 Credit Facility of $287 million, incremental excess tax benefits related to stock-based compensation recorded by the Company of $16 million, and receipts of $12 million in lease incentive payments related to our new corporate headquarters.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2014, except as described in  “Note 8— Debt” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q  regarding our 2011 Credit Facility and 2015 Credit Facility.   Refer to “Note 12— Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.

As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

There has been no material change in our market risk profile during the three months ended June 30, 2015.  For additional information, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we and our subsidiaries are parties to legal proceedings and claims arising out of our operations.  These matters may involve claims involving alleged infringement of third-party intellectual property rights (including patent infringement), defamation, taxes, regulatory compliance privacy issues and other claims. Rules and regulations promulgated by the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that TripAdvisor and our subsidiaries are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 which could materially affect our business, financial condition or future results. During the quarter ended June 30, 2015, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2015, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

We did not repurchase any shares of our common stock during the quarter ended June 30, 2015.

As of June 30, 2015, we have $105 million remaining to repurchase shares of our common stock under this share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1*	Separation Agreement dated April 2, 2015 by and between TripAdvisor, LLC and Julie M.B. Bradley		8-K	001-35362	10.1	4/2/15
10.2	Credit Agreement dated as of June 26, 2015 by and among TripAdvisor, Inc., TripAdvisor Holdings, LLC, TripAdvisor LLC, JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; Morgan Stanley Bank, N.A.; Bank of America, N.A.; BNP Paribas; SunTrust Bank; Wells Fargo Bank, National Association; Royal Bank of Canada; Barclays Bank PLC; U.S. Bank National Association; Citibank, N.A.; The Bank of Tokyo-Mitsubishi UFJ, Ltd.; Goldman Sachs Bank USA; and Deutsche Bank AG New York Branch		8-K	001-35362	10.1	6/30/15
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) Unaudited Consolidated Statements of Operations, (ii) Unaudited Consolidated Statements of Comprehensive Income, (iii) Unaudited Consolidated Balance Sheets, (iv) Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

X

* Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.
By:	/s/ JULIE M.B. B RADLEY
Julie M.B. Bradley
Chief Financial Officer

July 23, 2015