Form 10-Q
period 2015-09-30
TripAdvisor, Inc.
filed 2015-11-05
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Not Applicable

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at October 30, 2015
Common Stock, $0.001 par value per share	131,386,699 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended September 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$415	$354	$1,183	$958

Costs and expenses:
Cost of revenue (1)	16	11	46	28
Selling and marketing (2)	197	159	546	387
Technology and content (2)	54	46	152	125
General and administrative (2)	37	36	114	94
Depreciation	13	12	42	33
Amortization of intangible assets	10	6	26	11
Total costs and expenses	327	270	926	678
Operating income	88	84	257	280
Other income (expense):
Interest expense	(3)	(2)	(7)	(6)
Interest income and other, net (Note 16)	13	(7)	15	(7)
Total other income (expense), net	10	(9)	8	(13)
Income before income taxes	98	75	265	267
Provision for income taxes	(24)	(21)	(70)	(77)
Net income	$74	$54	$195	$190

Earnings per share attributable to common stockholders (Note 14):
Basic	$0.51	$0.38	$1.35	$1.33
Diluted	$0.51	$0.37	$1.34	$1.30
Weighted average common shares outstanding (Note 14):
Basic	144	143	144	143
Diluted	146	146	146	146

(1) Excludes amortization expense as follows:
Amortization of acquired technology included in amortization of intangible assets	$2	$1	$7	$2
Amortization of website development costs included in depreciation	8	8	27	21
	$10	$9	$34	$23

(2) Includes stock-based compensation expense as follows:
Selling and marketing	$4	$4	$12	$10
Technology and content	$8	$7	$20	$19
General and administrative	$7	$6	$20	$17

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$74	$54	$195	$190
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(10)	(14)	(29)	(14)
Reclassification adjustment on sale of business included in total other income (expense), net (Note 3)	1	-	1	-
Total other comprehensive loss	(9)	(14)	(28)	(14)
Comprehensive income	$65	$40	$167	$176

(1)	Foreign currency translation adjustments exclude income taxes due to our practice and intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$567	$455
Short-term marketable securities (Note 5)	119	108
Accounts receivable, net of allowance for doubtful accounts of $8 and $7 at September 30, 2015 and December 31, 2014, respectively	224	151
Prepaid expenses and other current assets	33	33
Total current assets	943	747
Long-term marketable securities (Note 5)	44	31
Property and equipment, net (Note 6)	247	195
Intangible assets, net (Note 7)	186	214
Goodwill (Note 7)	735	734
Other long-term assets	43	37
TOTAL ASSETS	$2,198	$1,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17	$19
Deferred merchant payables	142	93
Deferred revenue	67	57
Current portion of debt (Note 8)	1	78
Taxes payable	-	20
Accrued expenses and other current liabilities (Note 10)	129	114
Total current liabilities	356	381
Deferred income taxes, net	42	39
Other long-term liabilities (Note 11)	187	154
Long-term debt (Note 8)	287	259
Total Liabilities	872	833

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized shares: 100,000,000	-	-
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	-	-
Authorized shares: 1,600,000,000
Shares issued: 133,562,301 and 132,315,465
Shares outstanding: 131,368,128 and 130,121,292
Class B common stock, $0.001 par value	-	-
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	707	673
Retained earnings	823	628
Accumulated other comprehensive income (loss)	(59)	(31)
Treasury stock-common stock, at cost, 2,194,173 and 2,194,173 shares	(145)	(145)
Total Stockholders’ Equity	1,326	1,125
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,198	$1,958

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(in millions, except number of shares)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2014	132,315,465	$-	12,799,999	$-	$673	$628	$(31)	(2,194,173)	$(145)	$1,125
Net income						195				195
Other comprehensive loss							(28)			(28)
Issuance of common stock related to exercises of options and vesting of RSUs	1,246,836	-			10					10
Tax benefits on equity awards, net					31					31
Minimum withholding taxes on net share settlements of equity awards					(66)					(66)
Stock-based compensation					59					59

Balance as of September 30, 2015	133,562,301	$-	12,799,999	$-	$707	$823	$(59)	(2,194,173)	$(145)	$1,326

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended September 30,
	2015	2014
Operating activities:
Net income	$195	$190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	42	33
Amortization of intangible assets	26	11
Stock-based compensation expense	52	46
Gain on sale of business	(17)	-
Deferred tax expense (benefit)	3	(8)
Excess tax benefits from stock-based compensation	(32)	(20)
Other, net	7	13
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, prepaid expenses and other assets	(75)	(45)
Accounts payable, accrued expenses and other liabilities	24	47
Deferred merchant payables	52	13
Income taxes, net	20	34
Deferred revenue	10	12
Net cash provided by operating activities	307	326

Investing activities:
Capital expenditures, including internal-use software and website development	(93)	(55)
Acquisitions, net of cash acquired	(29)	(284)
Proceeds from sale of business, net of cash sold	22	-
Purchases of marketable securities	(150)	(219)
Sales of marketable securities	72	325
Maturities of marketable securities	52	88
Net cash used in investing activities	(126)	(145)

Financing activities:
Proceeds from Chinese credit facilities	4	11
Payments to Chinese credit facilities	(41)	(3)
Principal payments on term loan	(300)	(30)
Proceeds from revolving credit facility, net of financing costs	287	-
Proceeds from exercise of stock options	10	2
Payment of minimum withholding taxes on net share settlements of equity awards	(66)	(32)
Excess tax benefits from stock-based compensation	32	20
Proceeds from lease incentives related to construction financing obligation on build to suit lease	12	-
Other financing activities, net	1	(3)
Net cash used in financing activities	(61)	(35)
Effect of exchange rate changes on cash and cash equivalents	(8)	(6)
Net increase in cash and cash equivalents	112	140
Cash and cash equivalents at beginning of period	455	351
Cash and cash equivalents at end of period	$567	$491

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of construction in-process related to build to suit lease	$6	$42

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

Our flagship brand is TripAdvisor.  TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 46 countries worldwide. In addition to the flagship TripAdvisor brand, we manage and operate 23 other media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector, which include: www.airfarewatchdog.com, www.bookingbuddy.com, www.cruisecritic.com, www.everytrail.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, and www.dimmi.com.au), www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.independenttraveler.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.tripbod.com, www.vacationhomerentals.com, www.viator.com, and www.virtualtourist.com.

We derive the substantial portion of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue from a combination of: subscription-based and transaction-based offerings from our Business Listings products; subscription and commission-based offerings from our Vacation Rentals products; transaction revenue from selling room nights through our Jetsetter and Tingo brands; selling destination activities, primarily through Viator; fulfilling online restaurant reservations, primarily through Lafourchette; as well as other revenue including content licensing.

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

One of our subsidiaries that operates in China has a variable interest in an affiliated entity in China in order to comply with Chinese laws and regulations, which restrict foreign investment in Internet content provision businesses. Although we do not own the capital stock of this Chinese affiliate, we consolidate its results as we are the primary beneficiary of the cash losses or profits of this variable interest affiliate and have the power to direct the activity of this affiliate. Our variable interest entity is not material for all periods presented.

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

In addition, refer to our discussion in “Note 2— Significant Accounting Policies” below for a required prior period reclassification resulting from the early adoption of new accounting guidance.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued new accounting guidance which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate.  In August 2015, additional accounting guidance was issued on this topic that clarifies the April 2015 guidance for debt issuance costs associated with line-of-credit arrangements, which states the FASB would not object to the continued deferral and presentation of debt issuance costs as an asset, which would be subsequently amortized over the term of the arrangement.  This guidance is effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted.  The Company has early adopted this guidance.  The retrospective application of this guidance decreased “Other long-term assets” and “Long-term debt” by $1 million on the consolidated balance sheet as of December 31, 2014. Refer to “Note 8— Debt” below for the current year presentation.

New Accounting Pronouncements Not Yet Adopted

In September 2015, the FASB issued new accounting guidance which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

NOTE 3: ACQUISITIONS AND DISPOSITIONS

Acquisition of Businesses

During the nine months ended September 30, 2015, we completed three acquisitions for a total purchase price consideration of $28 million. The cash consideration was paid primarily from our international subsidiaries. We acquired 100% of the outstanding capital stock of the following companies: ZeTrip, a personal journal app that helps users log activities, including places they have visited and photos they have taken, purchased in January 2015; BestTables, a provider of an online and mobile reservations platform for restaurants in Portugal and Brazil, purchased in March 2015; and Dimmi, a provider of an online and mobile reservations platform for restaurants in Australia, purchased in May 2015.

These business combinations were accounted for as purchases of businesses under the acquisition method.  The fair value of purchase consideration has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values on the acquisition date, with the remaining amount recorded to goodwill.  Acquired goodwill represents the premium we paid over the fair value of the net tangible and intangible assets acquired. We paid a premium in each of these transactions for a number of reasons, including expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces.  The results of each of these acquired businesses have been included in the unaudited consolidated financial statements beginning on the respective acquisition dates. Pro-forma results of operations for all of these acquisitions have not been presented as the financial impact to our unaudited consolidated financial statements, both individually and in aggregate, is not material.  During the nine months ended September 30, 2015, acquisition-related costs of $1 million were expensed as incurred and recorded in general and administrative expenses on our unaudited consolidated statement of operations.

The purchase price allocation of our 2015 acquisitions is preliminary and subject to revision as more information becomes available, but in any case will not be revised beyond twelve months after the acquisition date and any change to the fair value of assets acquired or liabilities assumed will lead to a corresponding change to the purchase price allocable to goodwill on a retroactive basis. The primary areas of the purchase price allocation that are not yet finalized are income tax-related balances for all 2015 acquisitions.  Acquired goodwill related to our 2015 acquisitions was primarily allocated to our Other segment and is not deductible for tax purposes.

The following table presents the purchase price allocations initially recorded on our unaudited consolidated balance sheet for all 2015 acquisitions (in millions):

Total
Goodwill	$17
Intangible assets (1)	12
Net tangible assets	1
Deferred tax liabilities, net	(2)
Total purchase price consideration (2)	$28

(1)

Identifiable definite-lived intangible assets acquired during 2015 were comprised of trade names of $2 million with a weighted average life of 9.9 years, customer lists and supplier relationships of $7 million with a weighted average life of 5.9 years and technology and other of $3 million with a weighted average life of 2.5 years. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of these businesses during 2015 was 6.0 years, and will be amortized on a straight-line basis over their estimated useful lives from acquisition date.

(2)

Subject to adjustment based on (i) final working capital adjustment calculations to be determined for BestTables and Dimmi, and (ii) indemnification obligations for general representations and warranties of the acquired company stockholders.

Sale of Business

In August 2015, we sold 100% interest in one of our Chinese subsidiaries to an unrelated third party for $28 million in cash consideration, which includes $3 million currently held back by the purchaser for certain short-term contingencies.  Accordingly, we deconsolidated $11 million of assets (which included $3 million of cash sold) and $4 million of liabilities from our unaudited consolidated balance sheet and recognized an initial $17 million gain on sale of subsidiary in our unaudited consolidated statement of operations in “Interest income and other, net” during the three and nine months ended September 30, 2015, respectively.

NOTE 4: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and restricted stock units (“RSUs”), on our unaudited consolidated statements of operations during the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Selling and marketing	$4	$4	$12	$10
Technology and content	8	7	20	19
General and administrative	7	6	20	17
Total stock-based compensation expense	19	17	52	46
Income tax benefit from stock-based compensation expense	(7)	(6)	(19)	(17)
Total stock-based compensation expense, net of tax effect	$12	$11	$33	$29

Stock-Based Award Activity and Valuation

2015 Stock Option Activity

During the nine months ended September 30, 2015, we issued 395,613 service-based non-qualified stock options under the Company’s 2011 Stock and Annual Incentive Plan, as amended (the “2011 Plan”). These stock options have a term of ten years from the date of grant and generally vest equitably over a four-year requisite service period.

A summary of the status and activity for stock option awards relating to our common stock for the nine months ended September 30, 2015, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at January 1, 2015	8,651	$44.47
Granted	396	85.70
Exercised (1)	(2,759)	33.78
Cancelled or expired	(243)	52.73
Options outstanding at September 30, 2015	6,045	$51.72	5.8	$106
Exercisable as of September 30, 2015	2,593	$35.97	4.9	$74
Vested and expected to vest after September 30, 2015	5,931	$51.34	5.8	$105
(1)

Inclusive of 1,769,209 options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the minimum amount of required employee withholding taxes. Potential shares that had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited consolidated statements of cash flows.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on The NASDAQ Global Select Market as of September 30, 2015 was $63.02. The total intrinsic value of stock options exercised for the nine months ended September 30, 2015 and 2014 was $128 million and $71 million, respectively.

The fair value of stock option grants under the 2011 Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Risk free interest rate	1.67%	1.76%	1.52%	1.93%
Expected term (in years)	5.24	5.77	5.21	6.27
Expected volatility	40.24%	46.09%	41.76%	47.70%
Expected dividend yield	— %	— %	— %	— %

The weighted-average grant date fair value of options granted was $33.24 and $47.03 for the nine months ended September 30, 2015 and 2014, respectively. The total fair value of stock options vested for the nine months ended September 30, 2015 and 2014 was $30 million and $27 million, respectively.

2015 RSU Activity

During the nine months ended September 30, 2015, we issued 707,608 RSUs under the 2011 Plan for which the fair value was measured based on the quoted price of our common stock on the date of grant. These RSUs generally vest over a four-year requisite service period.

The following table presents a summary of our RSU activity during the nine months ended September 30, 2015:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of January 1, 2015	1,448	$71.33
Granted	708	84.00
Vested and released (1)	(368)	66.11
Cancelled	(214)	72.58
Unvested RSUs outstanding as of September 30, 2015	1,574	$78.06	$99
(1)

Inclusive of 112,639 RSUs withheld to satisfy employee minimum tax withholding requirements due to net share settlement. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited consolidated statements of cash flows.

Unrecognized Stock-Based Compensation Expense

A summary of our remaining unrecognized stock-based compensation expense, net of estimated forfeitures, and the weighted average remaining amortization period at September 30, 2015 related to our non-vested stock options and RSU awards is presented below (in millions, except per year information):

	Stock
	Options	RSUs
Unrecognized stock-based compensation expense (net of forfeitures)	$63	$87
Weighted average period remaining (in years)	2.4	2.8

NOTE 5: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities for the periods presented (in millions):

	September 30, 2015
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$506	$-	$-	$506	$506	$-	$-
Level 1:
Money market funds	60	-	-	60	60	-	-
Level 2:
U.S. agency securities	13	-	-	13	-	11	2
U.S. treasury securities	42	-	-	42	-	42	-
Certificates of deposit	10	-	-	10	-	6	4
Commercial paper	5	-	-	5	1	4	-
Corporate debt securities	94	-	-	94	-	56	38
Subtotal	164	-	-	164	1	119	44
Total	$730	$-	$-	$730	$567	$119	$44

	December 31, 2014
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$447	$-	$-	$447	$447	$-	$-
Level 1:
Money market funds	8	-	-	8	8	-	-
Level 2:
U.S. agency securities	38	-	-	38	-	35	3
Certificates of deposit	8	-	-	8	-	8	-
Commercial paper	1	-	-	1	-	1	-
Corporate debt securities	92	-	-	92	-	64	28
Subtotal	139	-	-	139	-	108	31
Total	$594	$-	$-	$594	$455	$108	$31

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at September 30, 2015.

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

There were no material realized gains or losses related to sales of our marketable securities for the three and nine months ended September 30, 2015 and 2014, respectively.  We consider any individual investments in an unrealized loss position to be temporary in nature and do not consider any of our investments other-than-temporarily impaired.

Derivative Financial Instruments

Our current forward contracts are not designated as hedges and have current maturities of less than 90 days. Consequently, any gain or loss resulting from the change in fair value was recognized in our unaudited consolidated statements of operations.  We recorded a net loss of $1 million and a net gain of $1 million for the three and nine months ended September 30, 2015, respectively, related to our settled and outstanding forward contracts in our unaudited consolidated statements of operations in “Interest income and other, net.”  All gains and losses for the three and nine months ended September 30, 2014 were not material.

The following table shows the notional principal amount of our outstanding derivative instruments that are not designated as hedging instruments for the periods presented:

	September 30, 2015	December 31, 2014
	(in millions)
Foreign exchange-forward contracts (1)(2)	$38	$20
(1)	Derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. Dollar.
(2)

The fair value of our derivative instruments are not material as of September 30, 2015 and December 31, 2014.  We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets.

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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our unaudited consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. The carrying value of the long-term debt from our 2015 Credit Facility bears interest at a variable rate and therefore is also considered to approximate fair value.

We did not have any Level 3 assets or liabilities at September 30, 2015 and December 31, 2014.

NOTE 6: PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following for the periods presented:

	September 30, 2015	December 31, 2014
	(in millions)
Capitalized software and website development	$128	$104
Building (1)	123	-
Leasehold improvements	33	40
Computer equipment	37	31
Furniture, office equipment and other	15	11
	336	186
Less: accumulated depreciation	(89)	(77)
Construction in progress (1)	-	86
Total	$247	$195
(1)

These amounts represent construction costs incurred by the landlord and the Company, related to our corporate headquarters in Needham, MA. During the nine months ended September 30, 2015, we capitalized $6 million in non-cash construction costs which were incurred by the landlord, with a corresponding liability recorded in other long-term liabilities.  Upon completion of construction at the end of the second quarter of 2015, this asset was reclassified to a building asset and we began depreciating it over an estimated useful life of 40 years on a straight-line basis.  Refer to “Note 12 – Commitments and Contingencies,” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on this lease.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes our goodwill activity by segment for the period presented:

	Hotel	Other	Consolidated
	(in millions)
Beginning balance as of January 1, 2015	$442	$292	$734
Acquisitions (1)	1	16	17
Disposition (1)	(1)	-	(1)
Other adjustments (2)	-	(15)	(15)
Ending balance as of September 30, 2015	$442	$293	$735

(1)	Refer to “Note 3 – Acquisitions and Dispositions,” above for additional information.
(2)	Other adjustments are primarily related to impact of changes in foreign exchange rates.

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following for the periods presented:

	September 30, 2015	December 31, 2014
	(in millions)
Intangible assets with definite lives	$199	$202
Less: accumulated amortization	(43)	(18)
Intangible assets with definite lives, net	156	184
Intangible assets with indefinite lives	30	30
Total	$186	$214

The following table presents the components of our intangible assets with definite lives for the periods presented:

		September 30, 2015			December 31, 2014
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in millions)			(in millions)
Trade names and trademarks	8.8	$53	$(8)	$45	$52	$(5)	$47
Customer lists and supplier relationships	5.5	82	(15)	67	77	(5)	72
Subscriber relationships	5.0	30	(8)	22	31	(4)	27
Technology and other	3.4	34	(12)	22	42	(4)	38
Total	6.1	$199	$(43)	$156	$202	$(18)	$184

Intangible assets with definite lives are amortized on a straight-line basis. The estimated amortization expense for intangible assets with definite lives for each of the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets, is expected to be as follows (in millions):

2015 (remaining three months)	$10
2016	29
2017	28
2018	25
2019	22
2020 and thereafter	42
Total	$156

NOTE 8: DEBT

The Company’s outstanding debt consisted of the following for the periods presented:

	September 30,	December 31,
	2015	2014
	(in millions)
Short-Term Debt:
Chinese Credit Facilities	$1	$38
Term Loan	-	40
Total Short-Term Debt	$1	$78

Long-Term Debt:
2015 Credit Facility	$290	$-
Term Loan	-	260
Less: Unamortized discount and debt issuance costs	(3)	(1)
Total Long-Term Debt	$287	$259

2011 Credit Facility

On December 20, 2011, we entered into a credit agreement (the “2011 Credit Facility”), which provided $600 million of borrowing including:

—	a term loan facility in an aggregate principal amount of $400 million with a term of five years due December 2016 (“Term Loan”); and
—	a revolving credit facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

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

During the nine months ended September 30, 2015, we recorded total interest and commitment fees on our 2011 Credit Facility of $3 million to interest expense on our unaudited consolidated statements of operations.  During the three and nine months ended September 30, 2014, we recorded total interest and commitment fees on our 2011 Credit Facility of $1 million and $5 million, respectively, to interest expense on our unaudited consolidated statements of operations.

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

We immediately borrowed $290 million from this revolving credit facility, which was used to repay all outstanding borrowings pursuant to the 2011 Credit Facility and is recorded in long term liabilities on our unaudited balance sheet as of September 30, 2015.  There is no specific repayment date prior to the five-year maturity date for borrowings under this revolving credit facility. Based on the Company’s current leverage ratio, our borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. The Company is currently borrowing under a one-month interest period of 1.50% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period.

We are also required to pay a quarterly commitment fee, on the daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20.0 basis points, given the Company’s current leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of September 30, 2015, we had issued $2 million of outstanding letters of credit under the 2015 Credit Facility.

During both the three and nine months ended September 30, 2015, we recorded total interest and commitment fees on our 2015 Credit Facility of $1 million, respectively, to interest expense on our unaudited consolidated statements of operations.  All unpaid interest and commitment fee amounts as of September 30, 2015 were not material.

In connection with the 2015 Credit Facility, we incurred lender fees and debt financing costs totaling $3 million, which are recorded as a reduction of the 2015 Credit Facility borrowings and reported in long-term debt on the unaudited consolidated balance sheet as of September 30, 2015. These costs will be amortized over the term of the 2015 Credit Facility using the effective interest rate method and will be recorded to interest expense on our unaudited consolidated statements of operations.

We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of the Company have agreed to guarantee the Company’s obligations under the 2015 Credit Facility.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under 2015 Credit Facility.  As of September 30, 2015, we are in compliance with all of our debt covenants.

The full text of the credit agreement entered into in connection with the 2015 Credit Facility is incorporated by reference in this Quarterly Report to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2015.

Chinese Credit Facilities

In addition to our borrowings under the 2015 Credit Facility, we maintain our Chinese Credit Facilities. As of September 30, 2015 and December 31, 2014, we had short-term borrowings outstanding of $1 million and $38 million, respectively.

Our Chinese subsidiary is entered into a RMB 189,000,000 (approximately $30 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period.  Our Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.60% as of September 30, 2015.  During the three months ended June 30, 2015, the Company made a $22 million repayment of our outstanding borrowings on our Chinese Credit Facilities- BOA.  As of September 30, 2015, we had $1 million of outstanding borrowings from the Chinese Credit Facility—BOA.

In addition, our Chinese subsidiary is entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). Our Chinese Credit Facility—JPM currently also bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.60% as of September 30, 2015.  During the three months ended June 30, 2015, the Company made a $19 million repayment of our outstanding borrowings on our Chinese Credit Facilities- JPM.  As of September 30, 2015, there are no outstanding borrowings under our Chinese Credit Facility – JPM.

NOTE 9: INCOME TAXES

Each interim period is considered an integral part of the annual period and, accordingly, we measure our income tax expense using an estimated annual effective tax rate. A company is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period.

Our effective tax rate for the three and nine months ended September 30, 2015 was 24.5% and 26.4%, respectively. Our effective tax rate for the three and nine months ended September 30, 2014 was 28.0% and 28.8%, respectively.  For the three and nine months ended September 30, 2015, the effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The change in the effective tax rate for 2015 compared to the 2014 effective tax rate was primarily due to a change in jurisdictional earnings, including a non-taxable gain related to the sale of one of our Chinese subsidiaries, as well as certain discrete items.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of September 30, 2015, accrued interest is $4 million, net of federal benefit, and no penalties have been accrued. We do not anticipate any material releases in the next twelve months.

We are under examination by the Internal Revenue Service (“IRS”) for the 2009 and 2010 tax years with respect to consolidated income tax returns previously filed with Expedia, Inc., and we have various ongoing state income tax audits.  We are separately under examination by the IRS for the 2012 and 2013 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes.  We are no longer subject to tax examinations by tax authorities for years prior to 2007.  As of September 30, 2015, no material assessments have resulted.

During the three months ended June 30, 2015, we received notification of a proposed adjustment from the IRS for the 2009 and 2010 tax years and we anticipate receiving additional notices of proposed adjustments for the same years.  These proposed adjustments are related to transfer pricing with our foreign subsidiaries, and would result in an increase to U.S. taxable income and federal tax expense for 2009 and 2010, subject to interest.  Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.  We intend to defend our position through IRS administrative and, if necessary, by judicial remedies.  As of September 30, 2015, no additional adjustments have been proposed.

In addition, on July 27, 2015, the U.S. Tax Court in Altera Corp. v. Commissioner issued an opinion with respect to Altera’s litigation with the IRS, concerning the treatment of stock- based compensation expense in an intercompany cost sharing arrangement.  A final decision has yet to be issued by the U.S. Tax Court due to other outstanding issues related to the case.  We concluded that no adjustment to our consolidated financial statements is appropriate at this time, related to our transfer pricing arrangements, due to the uncertainties with respect to the ultimate resolution of this case. We will continue to monitor ongoing developments and the potential impact, if any, to our consolidated financial statements.

NOTE 10: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	September 30, 2015	December 31, 2014
	(in millions)
Accrued salary, bonus, and related benefits	$47	$41
Accrued marketing costs	36	24
Accrued charitable foundation payments	6	9
Other	40	40
Total	$129	$114

NOTE 11: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following for the periods presented:

	September 30, 2015	December 31, 2014
	(in millions)
Unrecognized tax benefits (1)	$85	$68
Financing obligation, net of current portion (2)	83	67
Other (3)	19	19
Total	$187	$154

(1)	Amount includes accrued interest related to this liability.
(2)

Refer to “Note 12 – Commitments and Contingencies,” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our corporate headquarters lease.

(3)	Amounts primarily consist of long term deferred rent balances related to operating leases for office space.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Corporate Headquarters Lease

In June 2013, TripAdvisor LLC (“TA LLC”), our indirect, wholly owned subsidiary, entered into a lease, for a new corporate headquarters (the “Lease”). Pursuant to the Lease, the landlord built an approximately 280,000 square foot rental building in Needham, Massachusetts (the “Premises”), and leased the Premises to TA LLC as our new corporate headquarters for an initial term of 15 years and 7 months or through December 2030. Under the Lease, TA LLC is required to pay an initial base rent of $33.00 per square foot per year, increasing to $34.50 per square foot per year by the final year of the initial term, as well as all real estate taxes and other building operating costs. TA LLC also has an option to extend the term of the Lease for two consecutive terms of five years each.

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

Because we were involved in the construction project, including responsible for paying a portion of the costs of normal finish work and structural elements of the Premises, the Company was deemed for accounting purposes to be the owner of the Premises during the construction period under build to suit lease accounting guidance under GAAP. Therefore, the Company recorded project construction costs incurred by the landlord as a construction-in-progress asset and a related construction financing obligation during the construction period on our consolidated balance sheets.  The amounts that the Company has paid or incurred for normal tenant improvements and structural improvements had also been recorded to the construction-in-progress asset.

Upon completion of construction at end of the second quarter of 2015, we evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under GAAP. We concluded that we have forms of continued economic involvement in the facility, and therefore did not meet the provisions for sale-leaseback accounting. This determination was based on the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Therefore, the Lease has been accounted for as a financing obligation. Accordingly, we will depreciate the building asset over its estimated useful life and incur interest expense related to the financing obligation using the effective interest rate method. We will bifurcate our lease payments pursuant to the Premises into: (i) a portion that is allocated to the building (a reduction to the financing obligation) and; (ii) a portion that is allocated to the land on which the building was constructed.  Although we will not begin making lease payments pursuant to the Lease until November 2015, the portion of the lease obligations allocated to the land has been treated for accounting purposes as an operating lease that commenced in 2013. The financing obligation is considered a long-term finance lease obligation with the current portion recorded to “Accrued expenses and other” on our unaudited consolidated balance sheet.  At the end of the lease term, the carrying value of the building asset and the remaining financing obligation are expected to be equal, at which time we may either surrender the leased asset as settlement of the remaining financing obligation or extend the initial term of the lease for the continued use of the asset.

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

The following tables present our segment information for the three and nine months ended September 30, 2015 and 2014. We have recorded depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation, other non-recurring expenses, other expenses, net, and income taxes, which are excluded from segment operating performance, in Corporate and unallocated. In addition, we do not report our assets or capital expenditures by segment as it would not be meaningful. We also do not regularly provide asset, capital expenditure or depreciation information by segment to our CODM. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments.  Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Three months ended September 30, 2015
	Hotel	Other	Corporate and unallocated	Total
	(in millions)
Revenue	$340	$75	$—	$415
Adjusted EBITDA (1)	121	9	—	130
Depreciation	—	—	(13)	(13)
Amortization of intangible assets	—	—	(10)	(10)
Stock-based compensation	—	—	(19)	(19)
Operating income (loss)	$121	$9	$(42)	88
Other income, net				10
Income before income taxes				98
Provision for income taxes				(24)
Net income				74

	Three months ended September 30, 2014
	Hotel	Other	Corporate and unallocated	Total
	(in millions)
Revenue	$315	$39	$—	$354
Adjusted EBITDA (2)	118	1	—	119
Depreciation	—	—	(12)	(12)
Amortization of intangible assets	—	—	(6)	(6)
Stock-based compensation	—	—	(17)	(17)
Operating income (loss)	$118	$1	$(35)	84
Other expense, net				(9)
Income before income taxes				75
Provision for income taxes				(21)
Net income				54

	Nine months ended September 30, 2015
	Hotel	Other	Corporate and unallocated	Total
	(in millions)
Revenue	$1,003	$180	$—	$1,183
Adjusted EBITDA (1)	377	2	—	379
Depreciation	—	—	(42)	(42)
Amortization of intangible assets	—	—	(26)	(26)
Stock-based compensation	—	—	(52)	(52)
Other non-recurring expenses			(2)	(2)
Operating income (loss)	$377	$2	$(122)	257
Other income, net				8
Income before income taxes				265
Provision for income taxes				(70)
Net income				195

	Nine months ended September 30, 2014
	Hotel	Other	Corporate and unallocated	Total
	(in millions)
Revenue	$884	$74	$—	$958
Adjusted EBITDA (2)	372	(2)	—	370
Depreciation	—	—	(33)	(33)
Amortization of intangible assets	—	—	(11)	(11)
Stock-based compensation	—	—	(46)	(46)
Operating income (loss)	$372	$(2)	$(90)	280
Other expense, net				(13)
Income before income taxes				267
Provision for income taxes				(77)
Net income				190

(1)

Includes allocated general and administrative expenses in our Hotel segment of $23 million and $69 million; and in our Other segment of $8 million and $23 million for the three and nine months ended September 30, 2015, respectively.

(2)

Includes allocated general and administrative expenses in our Hotel segment of $24 million and $65 million; and in our Other segment of $6 million and $12 million for the three and nine months ended September 30, 2014, respectively.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Basic and Diluted EPS (shares in thousands and U.S. dollars in millions, except per share amounts) for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income	$74	$54	$195	$190
Denominator:
Weighted average shares used to compute Basic EPS	144,133	142,842	143,662	142,648
Weighted average effect of dilutive securities:
Stock options	1,442	2,851	1,959	2,837
RSUs	253	378	265	354
Weighted average shares used to compute Diluted EPS	145,828	146,071	145,886	145,839
Basic EPS	$0.51	$0.38	$1.35	$1.33
Diluted EPS	$0.51	$0.37	$1.34	$1.30

The following potential common shares related to stock options and RSUs were excluded from the calculation of Diluted EPS because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015(1)	2014(2)	2015(1)	2014(2)
Stock options	2,110	599	2,119	1,325
RSUs	303	6	629	167
Total	2,413	605	2,748	1,492
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

NOTE 15: RELATED PARTY TRANSACTIONS

As of September 30, 2015, Liberty TripAdvisor Holdings, Inc. (“LTRIP”) beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 13.8% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.5% of the outstanding common stock. Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56.4% of our voting power.

We had no related party transactions with LTRIP during the three and nine months ended September 30, 2015 and 2014, respectively.

NOTE 16: INTEREST INCOME AND OTHER, NET

The following table presents the detail of interest income and other, net, for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Net loss, realized and unrealized, on foreign exchange and foreign currency derivative contracts and other, net	$(4)	$(7)	$(3)	$(8)
Interest income	-	-	1	1
Gain on sale of business (1)	17	-	17	-
Total	$13	$(7)	$15	$(7)

(1)	Refer to “Note 3 – Acquisitions and Dispositions” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

NOTE 17: SUBSEQUENT EVENTS

On October 8, 2015, the Company announced the appointment of Ernst Teunissen as Senior Vice President and Chief Financial Officer, effective as of November 9, 2015. In connection with his appointment, on October 6, 2015, the Company entered into an employment agreement with Mr. Teunissen, to be effective on November 9, 2015 and expiring on March 31, 2018 (the “Employment Agreement”). The Employment Agreement entered into with Mr. Teunissen was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2015 and is incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

On November 4, 2015, the Compensation Committee approved, and the Company entered into, a verbal amendment to the Separation Agreement entered into with Julie M.B. Bradley, the Company’s current Chief Financial Officer.  Previously, the Company and Ms. Bradley entered into a Separation Agreement, dated April 2, 2015 (the “Separation Agreement”), pursuant to which Ms. Bradley agreed to remain with the Company on a full-time basis for a transition period, which would last until the earlier of September 30, 2015 or thirty days following her successor’s start date (the “Transition Period”). In order to provide for an orderly transition of responsibilities to Mr. Teunissen, who will not join the Company until November 9, 2015, Ms. Bradley and the Company have verbally agreed as follows:

•	the Transition Period will be extended to November 20, 2015 (the “Separation Date”);
•	the Company will continue to pay Ms. Bradley’s base salary through August 2016;
•	the Company will pay Ms. Bradley approximately $187,000, an amount equal to her target annual bonus for 2015 prorated through the Separation Date;
•

any compensation awards of Ms. Bradley that are outstanding and unvested as of the Separation Date that would, but for her termination of employment, have vested on or before July 31, 2016 (the “Equity Acceleration Period”) shall vest (and, with respect to restricted stock units, shall settle) as of the Separation Date; provided, that any outstanding equity award with a vesting schedule that would, but for the termination of employment, have resulted in a smaller percentage (or none) of the equity award being vested through the end of such Equity Acceleration Period than if it had vested monthly pro rata over its vesting period shall, for purposes of this provision, be treated as though it vested monthly pro rata over its vesting period; and

•

any vested options to purchase shares of the Company’s equity held by Ms. Bradley shall remain exercisable through the date that is 18 months following the Separation Date or, if earlier, through the scheduled expiration date of such options.

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

This Quarterly Report also includes certain metrics which we believe are key to our business, including unique visitors, hotel shoppers, downloads of our mobile apps, and number of reviews and opinions.  As the industry in which we operate continues to evolve, so too might the metrics by which we evaluate our business.  In addition, while these numbers are based on what we believe to be reasonable estimates, our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time.  Accordingly readers should not place undue reliance on these numbers.  For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some users may restrict our ability to accurately identify them across visits, some mobile applications automatically contact our servers for regular updates with no user action, and we are not always able to capture user information on all of our platforms. As such, the calculations of our unique visitors may not accurately reflect the number of people actually visiting our platforms. Also if the internal tools we use to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data we report may not be accurate. In addition, historically, certain metrics were calculated by independent third parties.  More recently, we started to calculate metrics using internal tools, which are not independently verified by a third party. We continue to improve upon our tools and methodologies to capture data and believe that our current metrics are more accurate; however, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of our data.

Certain revenue information in this section entitled "— Revenue by Product— Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the three and nine months ended September 30, 2015 using the prior year's quarterly average exchange rates for our settlement currencies other than the U.S. dollar.  This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business.

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

Our branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 46 countries worldwide. Our TripAdvisor-branded websites reached 350 million average monthly unique visitors during the quarter ended September 30, 2015, according to our internal log files.  We currently feature 290 million reviews and opinions on 5.3 million places to stay, places to eat and things to do – including 950,000 hotels and accommodations and 740,000 vacation rentals, 3.0 million restaurants and 590,000 attractions around the world.  In addition to user-generated content, our websites feature price comparison tools and links to partner websites, including travel advertisers, on which users can book their travel arrangements.  Users may now also complete hotel bookings directly with our partners through tripadvisor.com and also through the TripAdvisor mobile application, where coverage is available. In addition to the flagship TripAdvisor brand, we now manage and operate 23 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry.

Executive Summary

Our long-term financial results are principally dependent on our ability to grow click-based advertising revenue, or CPC revenue. We are investing in areas of potential CPC revenue growth, including enabling users to transact directly on our site, international expansion and innovations in the mobile user experience. We are also investing in display-based advertising, Business Listings, Attractions, Restaurants and Vacation Rentals. As the largest online travel website, we believe we are an attractive marketing channel for advertisers—including hotel chains, independent hoteliers, online travel agencies, destination marketing organizations, and other travel-related and non-travel related product and service providers— who seek to sell their products and services to our large user base. The key drivers of our click-based and display-based advertising revenue are described below, as well as a summary of our key growth areas, current trends impacting our business and our reporting segments, which currently consists of our Hotel segment and Other segment.

Key Drivers of Click-Based Advertising Revenue

For the three and nine months ended September 30, 2015, 63% and 66%, respectively, of our total revenue came from our CPC product. For the three and nine months ended September 30, 2014, 70% and 72%, respectively, of our total revenue came from our CPC product.  All of our CPC revenue is included in our Hotel segment.  The key drivers of our CPC revenue include the growth in monthly unique hotel shoppers and revenue per hotel shopper.

●

Hotel shoppers: We believe total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth. Additionally, we track and analyze sub-segments of our traffic and their correlation to revenue generation and utilize data regarding hotel shoppers as a key indicator of revenue growth. We use the term “hotel shoppers” to refer to visitors who view either a listing of hotels in a city or a specific hotel page. The number of hotel shoppers tends to vary based on seasonality of the travel industry and general economic conditions, as well as other factors outside of our control. Given these factors, as well as the trend towards increased usage on mobile devices (for which usage trends continue to evolve) and international growth, quarterly and annual hotel shopper growth is difficult to forecast. Unique hotel shoppers on TripAdvisor sites increased 16% and 18% for the three and nine months ended September 30, 2015, respectively, and increased 10% and 8% for the three and nine months ended September 30, 2014, respectively, according to our internal log files.  The acceleration of hotel shopper growth for the three and nine months ended September 30, 2015 is primarily due to success in our online marketing strategy, a growing number of hotel shoppers visiting our websites on mobile devices, as well as easing comparatives for search engine optimization (“SEO”) due to lower hotel shopper growth in the three and nine months ended September 30, 2014.  Increasing the number of hotel shoppers on our sites remains a top strategic priority.

●

Revenue per hotel shopper: Revenue per hotel shopper is designed to measure how effectively we convert hotel shoppers into revenue. Revenue per hotel shopper is made up of three factors—the number of monthly unique hotel shoppers, the rate of conversion of a hotel shopper to a paid click or a booking in the case of our instant booking feature, and the price per click or commission per booking that we receive.

●

Conversion: Conversion of a hotel shopper to a paid click or booking on a TripAdvisor site is driven primarily by three factors: merchandising, commerce coverage and choice. We define merchandising as the number and location of ads that are available on a page; we define commerce coverage as whether we have a client who can take an online booking for a particular property; and we define choice as the number of clients available for any given property.  Hotel shoppers visiting via mobile generally monetize at a significantly lower rate than hotel shoppers visiting via desktop and tablet.

●

Cost per click (CPC): Cost per click is the effective price that partners are willing to pay for a hotel shopper lead, and is determined through a competitive bidding process.  CPCs are generally lower in emerging international markets as well as on mobile.

Revenue per hotel shopper decreased 10% and 5% for the three and nine months ended September 30, 2015, respectively, and increased 21% and 18% for the three and nine months ended September 30, 2014, respectively, according to our internal log files.  The decrease in revenue per hotel shopper for the three and nine months ended September 30, 2015, is primarily due to pricing pressure; which includes the impact from (i) product changes, such as our decision to accelerate the rollout of our instant booking feature to our US and UK markets on all devices in the third quarter of 2015, (ii) the prolonged weakness of the Euro, which decreased our CPCs, and (iii) a growing number of hotel shoppers visiting our websites on mobile devices.

Key Drivers of Display-Based Advertising Revenue

For both the three and nine months ended September 30, 2015, 10% of our total revenue came from our display-based advertising products.  For the three and nine months ended September 30, 2014, 10% and 11%, respectively, of our total revenue came from our display-based advertising products.  Substantially all of our display-based advertising revenue is included in our Hotel segment.  The key drivers of our display-based advertising revenue include the growth in number of impressions sold, or the number of times an ad is displayed on our site, and the revenue we receive for such impressions, measured in cost per thousand impressions (“CPM”). According to our internal log files, the number of impressions sold increased 22% and 14% for the three and nine months ended September 30, 2015, respectively, and increased 30% and 23% for the three and nine months ended September 30, 2014, respectively, while pricing increased 3% and 2% for the three and nine months ended September 30, 2015, respectively, and decreased 14% and 4% for the three and nine months ended September 30, 2014, respectively.

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

Mobile.  Innovating and improving our mobile products is a key priority.  As of September 30, 2015, we reached 230 million downloads of our mobile apps and average monthly unique visitors via smartphone and tablet devices grew over 31% year-over-year, according to our internal log files. We anticipate that the rate of growth in mobile visitors will continue to exceed the growth rate of our overall unique monthly visitors, and that an increasing proportion of users will use mobile devices to access the full range of services available on our sites. We are investing significant resources to improve the features, functionality and commercialization of our mobile websites and applications.

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

Attractions & Restaurants. A significant percentage of our annual unique users are not hotel shoppers and visit TripAdvisor sites without navigating to pages that contain a listing of hotels in a city or a specific hotel’s page. TripAdvisor has information and user-generated content on 3.0 million restaurants and 590,000 attractions around the world. We believe TripAdvisor has a unique opportunity to monetize its community of these non-hotel shoppers looking for places to eat and things to do. With the acquisitions of Lafourchette and similar businesses for online restaurant reservations, and Viator for online bookable tours and attractions, we are attempting to match more users with more businesses.

Vacation Rentals. We offer individual property owners and property managers the ability to list using a free-to-list, commission-based structure or a subscription-based fee option.  In the nine months ended September 30, 2015, Vacation Rental property listings grew 15% to 740,000 properties, driven primarily by strong listings growth in our free-to-list model.  We believe our highly-engaged and motivated user community creates a competitive advantage for us in this market.

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

Increasing Use of Devices Other than Desktop Computers. To access the internet, users are increasingly using devices other than desktop computers, including mobile phone devices and handheld computers such as notebooks and tablets. To address these growing user demands, we continue to extend our platform to develop mobile phone and tablet applications to deliver travel information and resources. Although the substantial majority of our mobile phone users also access and engage with our websites on personal computers and tablets where we display advertising, our users could decide to access our products primarily through mobile phone devices. We do display graphic advertising on mobile phone devices; however, our mobile phone monetization strategies are still developing, as mobile phone monetization is significantly less than desktop and tablet monetization. Mobile phone growth and development remains a key strategy and we will continue to invest and innovate in this growing platform to help us maintain and grow our user base, engagement and monetization over the long term.

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

Accelerated Rollout of Instant Booking. Revenue from our instant booking feature is included in click-based advertising revenue. Instant booking is a feature that enables users to book a hotel reservation directly with a hotel or online travel agency partner while remaining on the TripAdvisor website. We have been gradually rolling this feature out in the U.S. since June 2014, primarily on mobile. However, during the third quarter of 2015, we accelerated the rollout of instant booking for hotels across our U.S. and U.K. platforms to all users on all devices.  Currently our instant booking feature is monetizing at a lower revenue per hotel shopper rate compared to our metasearch feature. While we expect to close this monetization gap, primarily by continuing to streamline our booking path to enhance user experience, persistently promoting the TripAdvisor brand as the place to “plan, compare and book” and continuing to seek partners with strong branding and supply channels, there is no guarantee that these initiatives will ultimately be successful and, if not, our click-based advertising revenue may be materially adversely affected.

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

Risks Associated with Consumer Data Collection. Increasingly, more of our revenue is derived from making online bookings available for, among other things, hotel rooms, vacation rentals and destination activities.  During the course of making these arrangements, we collect, use, transmit and store personal information and other consumer data.  The protection of this data is critically important to us.  An increasing number of websites, including the website operated by our subsidiary Viator, have reported compromises of their systems and the data stored within those systems. We rely on strong encryption, authentication and network perimeter security to effectively secure confidential information; however, despite our security measures, our brands’ information technologies and infrastructures may be vulnerable to cyber-attacks or security incidents due to system configurations, employee error, malfeasance or other vulnerabilities.   Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the breach or compromise of the technology used by us to protect transaction data.  In the future, we expect to expend additional resources to enhance our security measures, protect against security breaches and/or to address problems caused by breaches. To the extent we collect more consumer data, the challenges we face will become more difficult and the measures we must take to protect against them will become more costly.

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

Employees

As of September 30, 2015, we had approximately 3,000 employees. Of these employees, approximately 50% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

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

Results of Operations

Selected Financial Data

(in millions, except per share amounts)

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenue	$415	$354	17%	$1,183	$958	23%

Costs and expenses:
Cost of revenue (1)	16	11	45%	46	28	64%
Selling and marketing (2)	197	159	24%	546	387	41%
Technology and content (2)	54	46	17%	152	125	22%
General and administrative (2)	37	36	3%	114	94	21%
Depreciation	13	12	8%	42	33	27%
Amortization of intangible assets	10	6	67%	26	11	136%
Total costs and expenses	327	270	21%	926	678	37%
Operating income	88	84	5%	257	280	(8)%
Other income (expense):
Interest expense	(3)	(2)	50%	(7)	(6)	17%
Interest income and other, net	13	(7)	286%	15	(7)	314%
Total other income (expense), net	10	(9)	(211)%	8	(13)	(162)%
Income before income taxes	98	75	31%	265	267	(1)%
Provision for income taxes	(24)	(21)	14%	(70)	(77)	(9)%
Net income	$74	$54	37%	$195	$190	3%

Earnings per share attributable to common stockholders:
Basic	$0.51	$0.38	34%	$1.35	$1.33	2%
Diluted	$0.51	$0.37	38%	$1.34	$1.30	3%
Weighted average common shares outstanding:
Basic	144	143	1%	144	143	1%
Diluted	146	146	0%	146	146	0%
Other Financial Data:
Adjusted EBITDA (3)	$130	$119	9%	$379	$370	2%

(1) Excludes amortization expense as follows:
Amortization of acquired technology included in amortization of intangible assets	$2	$1		$7	$2
Amortization of website development costs included in depreciation	8	8		27	21
	$10	$9		$34	$23
(2) Includes stock-based compensation expense as follows:
Selling and marketing	$4	$4		$12	$10
Technology and content	$8	$7		$20	$19
General and administrative	$7	$6		$20	$17

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

Revenue and Segments

Revenue by Product

We derive the substantial portion of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue from a combination of: subscription-based and transaction-based offerings from our Business Listings products; subscription and commission-based offerings from our Vacation Rentals products; room reservations sold through our Jetsetter and Tingo brands; destination activities primarily sold through Viator; and online restaurant reservations booked primarily through Lafourchette. We also derive revenue from content licensing.

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
	(in millions)			(in millions)
Click-based advertising	$261	$247	6%	$775	$689	12%
Display-based advertising	42	35	20%	118	104	13%
Subscription, transaction and other	112	72	56%	290	165	76%
Total revenue	$415	$354	17%	$1,183	$958	23%

Revenue increased $61 million and $225 million during the three and nine months ended September 30, 2015, respectively when compared to the same periods in 2014, primarily due to an increase in click-based advertising revenue of $14 million and $86 million for the three and nine months ended September 30, 2015, respectively. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 16% and 18% for the three and nine months ended September 30, 2015, respectively, partially offset by a decrease in revenue per hotel shopper of 10% and 5% for the three and nine months ended September 30, 2015, respectively.   Display-based advertising increased by $7 million and $14 million during the three and nine months ended September 30, 2015, respectively, primarily as a result of a 22% and 14% increase in the number of impressions sold and an increase in pricing of 3% and 2%, respectively, when compared to the same periods in 2014. Subscription, transaction and other revenue increased by $40 million and $125 million during the three and nine months ended September 30, 2015, respectively, primarily due to growth in our Attractions, Restaurants, Business Listings, and Vacation Rentals businesses, which includes incremental revenue for the three and nine months ended September 30, 2015 of $29 million and $82 million, respectively, primarily related to our 2014 acquisitions of Lafourchette and Viator.

Foreign Exchange Impact on Revenue

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the three and nine month periods ending September 30, 2014 to the same periods in 2015 had an unfavorable impact on our revenue. If we had translated revenue for the three months ended September 30, 2015 using the prior year's quarterly average exchange rates for our settlement currencies other than the U.S. dollar, we estimate our total revenue and click-based advertising revenue would have been $442 million and $282 million, respectively, or $27 million and $21 million higher, respectively, than our actual revenue as reported, of $415 million and $261 million, respectively, for the three months ended September 30, 2015.  If we had translated revenue for the nine months ended September 30, 2015 using the prior year's quarter to date average exchange rates for our settlement currencies other than the U.S. dollar, we estimate our total revenue and click-based advertising revenue would have been $1,263 million and $836 million, respectively, or $80 million and $61 million higher, respectively, than our actual revenue as reported, of $1,183 million and $775 million, respectively, for the nine months ended September 30, 2015.

Revenue and Adjusted EBITDA by Segment

	Three Months Ended September 30,
	2015	2014	% Change
REVENUE:	(in millions)
Hotel	$340	$315	8%
Other (1)	75	39	92%
Total revenue	$415	$354	17%
Adjusted EBITDA (2):
Hotel	$121	$118	3%
Other	9	1	800%
Total Adjusted EBITDA	$130	$119	9%
Adjusted EBITDA Margin (3):
Hotel	36%	37%
Other	12%	3%

	Nine Months Ended September 30,
	2015	2014	% Change
REVENUE:	(in millions)
Hotel	$1,003	$884	13%
Other (1)	180	74	143%
Total revenue	$1,183	$958	23%
Adjusted EBITDA (2):
Hotel	$377	$372	1%
Other	2	(2)	200%
Total Adjusted EBITDA	$379	$370	2%
Adjusted EBITDA Margin (3):
Hotel	38%	42%
Other	1%	(3)%

(1)	Substantially all revenue reported in this segment is from our subscription, transaction and other products.
(2)

Included in Adjusted EBITDA is a general and administrative expense allocation for each segment, which is based on the segment’s percentage of our total personnel costs. See “Note 13 — Segment Information,” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for more information.

(3)

We define “Adjusted EBITDA margin”, a non-GAAP measure, as Adjusted EBITDA as a percentage of revenue. See “Adjusted EBITDA” discussion above for more information on the limitations of using Adjusted EBITDA, a non-GAAP measure, as an analytical tool.

Hotel

Our Hotel segment revenue increased $25 million and $119 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, primarily due to an increase in click-based advertising revenue of $14 million and $86 million and an increase in display-based advertising of $7 million and $14 million, respectively. Subscription, transaction and other revenue increased by $4 million and $19 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, primarily due to growth in Business Listings.

Adjusted EBITDA in our Hotel segment increased $3 million and increased $5 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, primarily due to an increase in revenue, partially offset, primarily by increased personnel and overhead costs, search engine marketing, or SEM costs, and other online traffic acquisition costs, and TV advertising.

Other

Our Other segment revenue increased $36 million and $106 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014. This was driven by growth in our Attractions and Restaurant businesses, as well as Vacation Rentals, primarily due to our free-to-list commission-based booking model, and $29 million and $82 million in incremental revenue during the three and nine months ended September 30, 2015, respectively, primarily related to our 2014 acquisitions of Lafourchette and Viator.

Adjusted EBITDA in our Other segment increased $8 million and $4 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, primarily due to an increase in revenue, partially offset, primarily by significant investments to fund growth initiatives as our Attractions, Restaurants and Vacation Rentals businesses are all at earlier stages of their growth and business life cycle.

Revenue by Geography

The following table presents our revenue by geographic region, which reflects how we view our geographic revenue internally. Revenue by geography is based on the geographic location of our websites.

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
	(in millions)			(in millions)
Revenue by geographic region:
North America (1)	$219	$176	24%	$611	$483	27%
EMEA (2)	135	119	13%	382	316	21%
APAC (3)	43	43	0%	134	120	12%
LATAM (4)	18	16	13%	56	39	44%
Total	$415	$354	17%	$1,183	$958	23%
(1)	United States and Canada*
(2)	Europe, Middle East and Africa
(3)	Asia-Pacific
(4)	Latin America
*	Canada is included in international revenue for discussion purposes below.

International revenue increased $17 million or 9%, and $97 million, or 19%, during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. International revenue represented 49% and 51% of total revenue during the three and nine months ended September 30, 2015, respectively, and represented 53% of total revenue during both the three and nine months ended September 30, 2014, respectively. Although international revenue increased as international hotel shoppers continue to grow, our international revenue growth rate and percentage of total revenue declined during the three and nine months ended September 30, 2015 when compared to the same periods in 2014, primarily due to the impact of fluctuations in foreign exchange rates, primarily due to the prolonged weakness of the Euro.

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

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
	(in millions)			(in millions)
Direct costs	$12	$9	33%	$35	$23	52%
Personnel and overhead	4	2	100%	11	5	120%
Total cost of revenue	$16	$11	45%	$46	$28	64%
% of revenue	3.9%	3.1%		3.9%	2.9%

Cost of revenue increased $5 million and $18 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, primarily due to increased merchant credit card and transaction fees, driven by additional transaction costs from our 2014 business acquisitions in Attractions and Restaurants and growth in our Vacation Rental free-to-list business; personnel costs from increased headcount to support business growth and customer support; and incremental personnel costs related to our 2014 business acquisitions in Attractions and Restaurants.  Our Attractions and Restaurants businesses contributed an incremental $4 million and $13 million to our cost of revenue for the three and nine months ended September 30, 2015, respectively, of which an incremental $1 million and $5 million, respectively, was related to personnel and overhead.

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

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
	(in millions)			(in millions)
Direct costs	$152	$117	30%	$413	$270	53%
Personnel and overhead	45	42	7%	133	117	14%
Total selling and marketing	$197	$159	24%	$546	$387	41%
% of revenue	47.5%	44.9%		46.2%	40.4%

Direct selling and marketing costs increased $35 million and $143 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, primarily due to increased SEM costs and other online traffic acquisition costs, increased costs related to our television campaign, and incremental costs related to our 2014 business acquisitions in Attractions and Restaurants.  During the three and nine months ended September 30, 2015, we spent $21 million and $50 million, respectively, on our television advertising campaign which was initially launched in May 2014. Personnel and overhead costs increased $3 million and $16 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, primarily due to incremental personnel costs related to our 2014 business acquisitions in Attractions and Restaurants.  Our Attractions and Restaurants businesses contributed an incremental $15 million and $57 million to our selling and marketing expenses for the three and nine months ended September 30, 2015, respectively, of which an incremental $4 million and $16 million, respectively, was related to personnel and overhead.

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

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
	(in millions)			(in millions)
Personnel and overhead	$45	$41	10%	$127	$108	18%
Other	9	5	80%	25	17	47%
Total technology and content	$54	$46	17%	$152	$125	22%
% of revenue	13.0%	13.0%		12.8%	13.0%

Technology and content costs increased $8 million and $27 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as incremental personnel costs related to our 2014 business acquisitions in Attractions and Restaurants.  Our Attractions and Restaurants businesses contributed an incremental $4 million and $13 million to our technology and content expenses for the three and nine months ended September 30, 2015, respectively, of which an incremental $2 million and $8 million, respectively, was related to personnel and overhead.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead costs, for personnel engaged in executive leadership, finance, legal, and human resources and stock-based compensation, as well as professional service fees and other fees including audit, legal, tax and accounting, and other costs, including bad debt expense and our charitable foundation costs.

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
	(in millions)			(in millions)
Personnel and overhead	$26	$23	13%	$80	$64	25%
Professional service fees and other	11	13	(15%)	34	30	13%
Total general and administrative	$37	$36	3%	$114	$94	21%
% of revenue	8.9%	10.2%		9.6%	9.8%

General and administrative costs increased $1 million and $20 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, primarily due to personnel costs and overhead costs related to an increase in headcount to support our business operations, as well as incremental personnel costs related to our 2014 business acquisitions in Attractions and Restaurants.  Our Attractions and Restaurants businesses contributed an incremental $2 million and $11 million to our general and administrative expenses for the three and nine months ended September 30, 2015, respectively, of which an incremental $2 million and $7 million, respectively, was related to personnel and overhead.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, buildings and amortization of capitalized software and website development costs.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Depreciation	$13	$12	$42	$33
% of revenue	3.1%	3.4%	3.6%	3.4%

Depreciation expense increased $1 million and $9 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014 primarily due to increased amortization related to capitalized software and website development costs.

Amortization of Intangible Assets

Amortization consists of the amortization of purchased definite-lived intangibles.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Amortization of intangible assets	$10	$6	$26	$11
% of revenue	2.4%	1.7%	2.2%	1.1%

Amortization of intangible assets increased $4 million and $15 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, primarily due to incremental amortization of purchased definite lived intangibles primarily related to our 2014 business acquisitions. Refer to “Note 3— Acquisitions” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information on our 2014 acquisitions.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2011 Credit Facility, 2015 Credit Facility, and Chinese Credit Facilities, as well as interest on our financing obligation related to our corporate headquarters.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Interest expense	$(3)	$(2)	$(7)	$(6)

Interest expense did not materially change during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014.  Refer to “Note 8— Debt” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our 2011 Credit Facility, 2015 Credit Facility, and Chinese Credit Facilities.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned and amortization of discounts and premiums on our marketable securities, net foreign exchange gains and losses, and gains and losses on sales of our marketable securities and sale of businesses.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Interest income and other, net	$13	$(7)	$15	$(7)

Interest income and other, net increased during the three and nine months ended September 30, 2015 when compared to the same periods in 2014, primarily due to the fluctuation of foreign exchange rates and a $17 million gain from the sale of one of our Chinese subsidiaries in the third quarter of 2015.  Refer to “Note 3— Acquisitions and Dispositions” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the sale of this business.

Provision for Income Taxes

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Provision for income taxes	$24	$21	$70	$77
Effective tax rate	24.5%	28.0%	26.4%	28.8%

For the three and nine months ended September 30, 2015, the effective tax rate is less than the federal statutory tax rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock-based compensation and accruals on uncertain tax positions.

Our effective tax rate decreased during the three and nine months ended September 30, 2015 when compared to the same periods in 2014, primarily due to a change in jurisdictional earnings, including a non-taxable gain related to the sale of one of our Chinese subsidiaries in the third quarter of 2015, as well as certain discrete items.

Related Party Transactions

For information on our relationship with Liberty TripAdvisor Holdings, Inc., refer to “Note 15— Related Party Transactions” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

Stock-Based Compensation

Refer to “Note 4— Stock Based Awards and Other Equity Instruments” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 395,613 service-based stock options with a weighted average grant-date fair value per option of $33.24 and 707,608 service-based RSUs with a weighted average grant-date fair value of $84.00 during the nine months ended September 30, 2015.

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

We immediately borrowed $290 million from this revolving credit facility, which was used to repay all outstanding borrowings pursuant to the 2011 Credit Facility and is recorded in long term liabilities on our unaudited balance sheet as of September 30, 2015.  There is no specific repayment date prior to the five-year maturity date for borrowings under this revolving credit facility, however, the Company may determine to make payments on this debt, based on current interest rates and liquidity requirements, at various times during the five-year period.  Based on the Company’s current leverage ratio, our borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. The Company is currently borrowing under a one-month interest period of approximately 1.50% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period.

We are also required to pay a quarterly commitment fee, on the daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20.0 basis points, given the Company’s current leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of September 30, 2015, we had issued $2 million of outstanding letters of credit under the 2015 Credit Facility.

We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of the Company have agreed to guarantee the Company’s obligations under the 2015 Credit Facility.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under 2015 Credit Facility.  As of September 30, 2015, we are in compliance with all of our debt covenants.

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

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities, as reflected in the unaudited consolidated statements of cash flows, are summarized in the following table:

	Nine months ended
	September 30,
	2015	2014
	(in millions)
Net cash provided by (used in):
Operating activities	$307	$326
Investing activities	(126)	(145)
Financing activities	(61)	(35)

Our principal source of liquidity is cash flows generated from operations, although liquidity needs can also be met through drawdowns under our credit facilities discussed in “Note 8 – Debt” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q. As of September 30, 2015 and December 31, 2014, we had $730 million and $594 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of September 30, 2015, approximately $503 million of our cash, cash equivalents and short and long-term marketable securities are held by our international subsidiaries, primarily in the United Kingdom, and are related to earnings we intend to reinvest permanently outside the United States. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $748 million as of September 30, 2015. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Cash held is primarily denominated in U.S. dollars.

As of September 30, 2015, we had $708 million of borrowing capacity available under our 2015 Credit Facility. In addition, we had approximately $49 million of available borrowing capacity under our Chinese Credit Facilities, which currently bear interest at a rate based on 100% of the People’s Bank of China’s base rate, or 4.60% as of September 30, 2015.

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

Operating Activities

For the nine months ended September 30, 2015, net cash provided by operating activities decreased by $19 million or 6% when compared to the same period in 2014, primarily due to an decrease in working capital movements of $30 million mainly due to a decrease of $69 million related to the timing of customer receipts, income tax payments and vendor payments, partially offset by an increase in operating cash flow from deferred merchant payables of $39 million, due to the timing of merchant payments and growth in our Vacation Rental and Attraction businesses, and an increase in net income and non-cash items.

Investing Activities

For the nine months ended September 30, 2015, net cash used in investing activities decreased by $19 million when compared to the same period in 2014, primarily due to a net decrease in cash paid for business acquisitions of $255 million and net proceeds from the sale of one of our Chinese subsidiaries of $22 million in 2015, partially offset by a net increase in cash used for the purchases, sales and maturities of our marketable securities of $220 million, and an increase in capital expenditures of $38 million, primarily driven by expenditures on our corporate headquarters.

Financing Activities

For the nine months ended September 30, 2015, net cash used in financing activities increased by $26 million when compared to the same period in 2014, primarily due to the repayment of our Term Loan of $300 million in 2015, or an incremental outflow of $270 million,  incremental repayments of our outstanding borrowings related to our Chinese Credit Facilities of $38 million, and an increase in tax withholdings payments of $34 million primarily related to the exercise of expiring stock options, partially offset by net borrowings on our 2015 Credit Facility of $287 million, incremental excess tax benefits related to stock-based compensation recorded by the Company of $12 million, and receipts of $12 million in lease incentive payments related to our corporate headquarters building.

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

As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

There has been no material change in our market risk profile during the nine months ended September 30, 2015.  For additional information, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 which could materially affect our business, financial condition or future results. During the quarter ended September 30, 2015, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2015, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

We did not repurchase any shares of our common stock during the quarter ended September 30, 2015.

As of September 30, 2015, we have $105 million remaining to repurchase shares of our common stock under this share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 4, 2015, the Compensation Committee approved, and the Company entered into, a verbal amendment to the Separation Agreement entered into with Julie M.B. Bradley, the Company’s current Chief Financial Officer.  Previously, the Company and Ms. Bradley entered into a Separation Agreement, dated April 2, 2015 (the “Separation Agreement”), pursuant to which Ms. Bradley agreed to remain with the Company on a full-time basis for a transition period, which would last until the earlier of September 30, 2015 or thirty days following her successor’s start date (the “Transition Period”). In order to provide for an orderly transition of responsibilities to Mr. Teunissen, who will not join the Company until November 9, 2015, Ms. Bradley and the Company have verbally agreed as follows:

•	the Transition Period will be extended to November 20, 2015 (the “Separation Date”);
•	the Company will continue to pay Ms. Bradley’s base salary through August 2016;
•	the Company will pay Ms. Bradley approximately $187,000, an amount equal to her target annual bonus for 2015 prorated through the Separation Date;
•

any compensation awards of Ms. Bradley that are outstanding and unvested as of the Separation Date that would, but for her termination of employment, have vested on or before July 31, 2016(the “Equity Acceleration Period”) shall vest (and, with respect to restricted stock units, shall settle) as of the Separation Date; provided, that any outstanding equity award with a vesting schedule that would, but for the termination of employment, have resulted in a smaller percentage (or none) of the equity award being vested through the end of such Equity Acceleration Period than if it had vested monthly pro rata over its vesting period shall, for purposes of this provision, be treated as though it vested monthly pro rata over its vesting period; and

•

any vested options to purchase shares of the Company’s equity held by Ms. Bradley shall remain exercisable through the date that is 18 months following the Separation Date or, if earlier, through the scheduled expiration date of such options.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1*	Employment Agreement dated October 6, 2015 by and between TripAdvisor, LLC and Ernst Teunissen		8-K	001-35362	10.1	10/8/15
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) Unaudited Consolidated Statements of Operations, (ii) Unaudited Consolidated Statements of Comprehensive Income, (iii) Unaudited Consolidated Balance Sheets, (iv) Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

X

* Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.
By:	/s/ JULIE M.B. BRADLEY
Julie M.B. Bradley
Chief Financial Officer

November 5, 2015