Form 10-K
period 2015-12-31
TripAdvisor, Inc.
filed 2016-02-18
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(781) 800-5000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,823,354,131 based on the closing price on The NASDAQ Global Select Market on such date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at February 5, 2016
Common Stock, $0.001 par value per share	132,465,170 shares
Class B Common Stock, $0.001 par value per share	12,799,999 shares

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2015. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

We refer to TripAdvisor, Inc. and our wholly-owned subsidiaries as “TripAdvisor,” “the Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The following words, when used, are intended to identify forward-looking statements:  “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result” “should,” “will,” and similar expressions which do not relate solely to historical matters.  We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements are more fully described in Part I. Item 1A. "Risk Factors."  Moreover, we operate in a rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

TripAdvisor, Inc. owns and operates a portfolio of leading online travel brands.  TripAdvisor, our flagship brand, is the world’s largest travel site.  Our mission is to help people around the world plan and book the perfect trip.  We accomplish this by, among other things, aggregating millions of travelers’ reviews and opinions about destinations, accommodations, activities and attractions, and restaurants throughout the world so that our users have access to trusted advice wherever their trips take them. Our platform not only helps users plan their trips with our unique user-generated content, but also enables users to compare real-time pricing and availability so that they can book hotels, vacation rentals, flights, activities and attractions, and restaurants.

Our TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 46 countries worldwide and are offered in 28 languages: English, Spanish, Chinese (Traditional and Simplified), Russian, Arabic, Greek, Korean, Polish, Norwegian, Turkish, Danish, Swedish, Dutch, Bahasa, Thai, Portuguese, Japanese, Italian, French, Vietnamese, Hebrew, Suomi, Hungarian, Czech, Slovak, Serbian, and German. Our TripAdvisor-branded websites, operated by our subsidiaries, reached 350 million average monthly unique visitors during the year ended December 31, 2015, according to our internal log files.  Our websites feature 320 million reviews and opinions on 6.2 million places to stay, places to eat and things to do – including 995,000 hotels and accommodations and 770,000 vacation rentals, 3.8 million restaurants and 625,000 attractions around the world.  In addition to user-generated content, our websites feature price comparison tools and links to partner websites, including travel advertisers, on which users can book their travel arrangements.  Users may now also complete hotel bookings directly with our partners through tripadvisor.com and also through the TripAdvisor mobile application, where coverage is available.

In addition to the flagship TripAdvisor brand, we now manage and operate 23 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry.  Our wholly owned subsidiaries operate the following websites in connection with these brands:  www.airfarewatchdog.com, www.bookingbuddy.com, www.cruisecritic.com, www.everytrail.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, and www.dimmi.com.au), www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.independenttraveler.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.tripbod.com, www.vacationhomerentals.com, www.viator.com, and www.virtualtourist.com.

2015 Highlights

Following are some business highlights for fiscal 2015:

•

TripAdvisor reached 320 million review and opinions on 6.2 million places to stay, places to eat and things to do – including 995,000 hotels and accommodations and 770,000 vacation rentals, 3.8 million restaurants and 625,000 attractions in 125,000 destinations throughout the world.

•	Our websites globally reached 350 million average monthly unique visitors during the year.
•	Mobile traffic grew to more than 53% of our unique users via tablet and smartphone and we achieved 290 million total mobile app downloads.
•

We launched instant booking to TripAdvisor users in the U.S. and U.K. and entered into an agreement with The Priceline Group, or Priceline, as well as 7 of the top 10 major hotel chains to provide users with the ability to book reservations with more than 450,000 hotels around the globe.

•

Viator launched Viator Marketplace, a new open-listing platform which enables tour, activity and attraction providers to self-load their products onto Viator and now offers more than 32,000 bookable attractions around the globe.

•	We expanded thefork.com’s bookable restaurant listings to more than 33,000 across 12 countries, including Australia, Brazil and The Netherlands.
•	We grew vacation rental listings 18% or to 770,000 properties.

     Corporate History, Equity Ownership and Voting Control

TripAdvisor was co-founded in February 2000 by Stephen Kaufer, our current President and Chief Executive Officer. TripAdvisor was acquired by IAC/InterActiveCorp, or IAC, in April 2004. In August 2005, IAC spun-off its portfolio of travel brands, including TripAdvisor, into a separate newly-formed Delaware corporation called Expedia, Inc., or Expedia.  On December 20, 2011 Expedia completed a spin-off of TripAdvisor into a separate publicly traded Delaware corporation. We refer to this second transaction as the “Spin-Off.” Following the Spin-Off, TripAdvisor began trading on The NASDAQ Global Select Market, or NASDAQ, as an independent public company on December 21, 2011 under the symbol “TRIP.”

On December 11, 2012, Liberty Interactive Corporation, or Liberty, purchased an aggregate of 4,799,848 shares of common stock of TripAdvisor from Barry Diller, our former Chairman of the Board of Directors and Senior Executive, and certain of his affiliates. As a result, Liberty beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock.

On August 27, 2014, the entire beneficial ownership of our common stock and Class B common stock held by Liberty was acquired by Liberty TripAdvisor Holdings, Inc., or LTRIP.  Simultaneously, Liberty, LTRIP’s former parent company, distributed, by means of a dividend, to the holders of its Liberty Ventures common stock, Liberty’s entire equity interest in LTRIP.  We refer to this transaction as the Liberty Spin Off.  As a result of the Liberty Spin-Off, effective August 27, 2014, LTRIP became a separate, publicly traded company holding 100% of Liberty’s interest in TripAdvisor.

As a result of these transactions, as of December 31, 2015, LTRIP beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 13.7% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.3% of the outstanding common stock. Because each share of Class B common stock is generally entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56.1% of our voting power.

Our Business Model

Our platforms connect users wishing to plan and book the best travel experiences with providers of travel accommodations and travel services around the world. We derive the majority of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of our revenue is generated through a combination of subscription and transaction-based offerings as well as content licensing.

•

Click-Based Advertising Revenue. Our largest source of revenue is click-based advertising, which includes links to our partners’ booking sites and contextually-relevant branded and unbranded text links. Our click-based advertising partners are predominantly online travel agencies, or OTAs, and direct suppliers in the hotel, airline and cruise product categories. Click-based advertising is generally priced on a cost-per-click, or CPC, basis, with payments from advertisers based on the number of users who click on each type of link. CPC prices are determined in a bidding process that allows our partners to use our proprietary system to submit CPC bids to have their rates and availability listed on our site. When a partner submits a CPC bid they agree to pay the amount of that bid each time a user subsequently clicks on the URL link to the partner’s website. Bids are submitted periodically – sometimes as often as daily or weekly – on a property-by property basis and the size of the bid relative to other bids received determines the partner’s placement in all metasearch placements on our site with one or more offers shown, including hotel comparison search results and the property detail page. The system is automated and the size of the partner’s bid is the only factor impacting the partner’s placement on that page, except that individual partners may be sorted lower in the event that they have not provided price information or if they cease to have availability for the property.

Click-based advertising revenue also includes revenue from our instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission rate for a user that completes a reservation on TripAdvisor.  Instant booking revenue is currently recognized under two different models: the transaction model and the consumption model. Our transaction model commission revenue is recorded at the time a traveler books a hotel reservation on our site with one of our transaction partners. Our transaction partners are liable for commission payment to us upon booking and the partner assumes the cancelation risk.  When a traveler makes a hotel reservation on our site with one of our consumption partners, revenue is not recorded until the travelers’ stay. Our consumption partners are liable for commission payment upon the completion of stay by the traveler.  OTA and hotel partner placement and comparative hotel prices available to the traveler in the booking process under both models are determined in a bidding process in our proprietary system, based on a number of variables including commission rates, depending on the specific hotel selected.

For the years ended December 31, 2015, 2014 and 2013, we earned $956 million, or 64%, $870 million, or 70% and $696 million, or 74%, respectively, in revenue from click-based advertising.

•

Display-Based Advertising Revenue. Advertising partners can promote their brands in a contextually-relevant manner through a variety of display-based advertising placements on our websites. While our display-based advertising clients are predominately direct suppliers in the hotel, airline and cruise categories as well as OTAs, we also accept display advertising from destination marketing organizations, casinos, resorts and attractions, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or CPM, basis.  For the years ended December 31, 2015, 2014 and 2013, we earned $159 million, or 11%, $140 million, or 11%, and $119 million, or 13%, respectively, in revenue from display-based advertising.

•

Subscription-Based, Transaction-Based and Other Revenue. Business Listings is a subscription-based advertising product offered to hotels, B&Bs and other specialty lodging properties. This advertising product is sold for a flat fee and allows subscribers to list, for a contracted period of time, a website URL, email address and phone number on our TripAdvisor-branded websites, as well as to post special offers for travelers. In addition, we earn revenue from making hotel room nights available for booking on our transaction-based sites, including Jetsetter and Tingo for which we are the merchant of record, making rental listings available through our vacation rentals business, selling destination activities primarily through Viator, and providing access to online restaurant reservations primarily through Lafourchette, or thefork.com; as well as other revenue including content licensing with third party sites.  For the years ended December 31, 2015, 2014 and 2013 we earned $377 million, or 25%, $236 million, or 19%, and $130 million, or 14%, respectively, in revenue from subscription-based, transaction-based and other revenue.

Our Industry

We operate in the global travel industry, focusing exclusively on online travel activity and the online advertising market.

According to Phocuswright, global travel spending is expected to be greater than $1.3 trillion in 2016. Recent historical trends show that, each year, an increasing percentage of global travel spending has been conducted online through supplier websites and online travel agencies. We believe that this trend will continue as online penetration continues to grow, as more consumers gain broadband access to the Internet, as smartphone, tablets and other mobile computing devices continue to proliferate, and as travel activity increases along with an expanding middle class in certain developing countries like China and India.

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

Our Key Strengths

TripAdvisor-branded sites are comprehensive online resources for user-generated content on destinations, lodging, attractions and restaurants that help travelers plan and book the perfect trip. To help our users plan their trip, we currently feature 320 million reviews and opinions on accommodations, attractions, and restaurants, including more than 50 million candid photos, and helpful content ranging from hotel room tips to travel guides.  We provide real-time pricing and availability search functionality that compares hundreds of partner websites so that users can find and book the best prices. We also enable users to book activities and attractions and restaurant reservations on our site.  Our tools and travel content are available to users around the world in 28 different languages as well as on web-based and mobile applications on mobile devices and on desktops.

In order to achieve our goal, we leverage our key assets—a robust travel community, rich user-generated content, continuous technological innovation and global reach—as follows:

•

Robust Travel Community. We believe that we have the largest breadth of content in our markets and that, because of this breadth, travelers gravitate to our websites to research and plan their trips. By providing an interactive forum to share their experiences, our large and highly engaged community of travelers is a valuable resource. To facilitate planning, we enable consumers to research pricing and availability from third-party travel booking sites. To encourage better travel experiences for consumers and to create a feedback loop between the hospitality industry and individual travelers, we allow hospitality management representatives to respond to reviews of their properties on our website. After completing their trip, consumers can return to our websites to write reviews to give back to the community that helped them plan their trip. Through this cycle, more content is generated, which drives community, traffic, loyalty and higher search engine rankings, all of which lead to further content creation. We believe that the volume of reviews generated on our websites and the robust feedback loop created on our websites provides us with a significant advantage over our competitors.

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

•

Technology and Innovation. Product innovation and speed to market are our two most important priorities in order to create an increasingly rich user experience. We have weekly engineering releases that contain new products and features for our websites and mobile apps. Some recent examples of this product innovation include: Just For You, which delivers users a more personalized hotel shopping experience; instant booking, a feature that enables users to complete a hotel reservation while remaining on the TripAdvisor website; hotel metasearch, which enables users to see real-time availability and compare prices from hundreds of partner websites, without requiring the user to visit another website; and TripConnect, which enables independent hoteliers to compete for leads on TripAdvisor. Our ongoing commitment to innovation also extends to content syndication and review collection partnerships, as we leverage our technology and content for the benefit of other websites. In addition, we utilize manual and electronic fraud detection in order to maintain the quality and authenticity of user reviews.

•

Global Reach. We are a global company, both through the reach of our portfolio of branded websites and through our in-market staffing in 24 countries. As of December 31, 2015, we had 1,530 employees based outside of the United States, representing 51% of our employee population.  As of December 31, 2015, we had branded websites in 46 countries outside the United States in 28 languages. We have nearly 990 million review translations, and are committed to continuing to improve the in-country user experience and the local content coverage for all of our points-of-sale. We believe that the universally-relevant content and community of our core TripAdvisor platform and our other brands uniquely position us to appeal to travelers throughout the world.

Our Strategy

We leverage significant investments in technology, operations, brand-building, and relationships with advertisers and other partners to expand our business and enhance our global competitive position. These investments have enabled us to, among other things, aggregate a large base of consumer reviews, in a variety of languages, across our global platform of websites. We continue to focus on the following areas to grow our business:

•

Continuing Technology Innovation. We believe our ability to innovate and to provide additional functionality to our websites and apps across all devices will enable us to continue to deliver an industry-leading user experience. Our innovation culture supports bringing product enhancements to market at speed. In doing so, we believe that we can continue to, among other things, grow content, usage, loyalty and engagement, as well as to enhance our competitive positioning.

•

Enhancing Community-Driven Platform. We grow brand awareness and member acquisition on social media channels, including Facebook, Twitter and other social media platforms. We believe our social integration and personalization initiatives help to drive usage of, engagement with, and content contributed to, our products. Users can share their reviews and ratings with their friends through Facebook Connect and also can publish their TripAdvisor content to their Facebook timelines. Additionally, our Just For You personalization feature gives users personalized recommendations based on friends’ reviews and ratings as well as information collected about user preferences in selecting hotels.

•

Improving the User Experience. We strive to improve the travel discovery and booking experience as well as help users discover and book places to eat and things to do while they are on the trip. For example, in 2013 we introduced hotel price comparison, or hotel metasearch, which enables users to find real-time availability and the lowest hotel room prices from hundreds of partner websites, without requiring the user to visit another website. Starting in 2014 and throughout 2015, we also rolled out our hotel instant booking feature, for hotels across our U.S. and U.K. platforms to all users on all devices. In addition to price comparison and booking capabilities, we offer user reviews, photos, room tips, management questions and answers, maps, and filtering to enable users to find the best accommodation, attraction or restaurant for them.

•

Investing in Traffic Growth. We believe that our travel products are excellent tools to help all travelers plan and book the perfect trip. We seek to amplify our global brand and products through various online and offline marketing channels to increase the number of users who navigate to our site either directly, also known as domain direct traffic, or from other marketing channels. We leverage a number of offline advertising channels including: permanent branding campaigns such as TripAdvisor-branded travel awards, certificates, stickers and badges and television advertising. We also leverage a number of online advertising channels  including: customer relationship management email campaigns, or CRM; social networks; organic search through search engine optimization, or SEO; paid search through search engine marketing, or SEM; and referrals from partners whose sites contain links to TripAdvisor content, badges or widgets. At approximately 18% of global online travel unique visitors, according to comScore Media Metrix, we believe that we have an opportunity to continue growing unique visitors to our websites. In order to achieve this objective, we intend to invest in the aforementioned channels, as well as any new channels that we may identify in the future.

•

Allowing Hotel Shoppers to Book Directly on Our Websites. We believe that allowing users to book directly online without leaving our TripAdvisor-branded websites will result in a better user experience as well as, ultimately, additional revenue to the Company.  Instant booking is a feature that enables users to make a hotel reservation directly with a hotel or OTA partner while remaining on the TripAdvisor website. We have been gradually rolling this feature out in the U.S. since June 2014 and in 2015, accelerated the rollout of instant booking for hotels across our U.S. and U.K. platforms to all users on all devices.  We also plan to continue rolling out this feature to additional international markets in 2016.  Our business success depends in large part on our ability to maintain and expand relationships with our partners in the travel industry.  These partners power the instant booking feature on our website and, we believe, also benefit from this feature, through increased reservations and more direct relationships with travelers.

•

Enhancing Our Mobile Offerings. We believe investing in and rapidly innovating and improving the TripAdvisor user experience on mobile devices is necessary to maintain and grow our business.  We create new, user-friendly and differentiated mobile offerings and develop ways to efficiently and effectively advertise and distribute on these platforms. We have invested in developing and improving our native applications and have made significant progress creating mobile offerings which have received strong user feedback and have been downloaded 290 million times. We see an opportunity to increase monetization of mobile devices, especially as we increase the percentage of revenue that comes from transaction-based products.

•

Enhancing International Offerings. We are focused on strengthening our broad global footprint as we believe that penetrating international markets represents a long-term opportunity for us. We continue to improve localization and grow our user base in Europe, Asia and South America, especially in emerging markets, such as Brazil, Russia and China. In addition, we currently have a lead product offering in the Chinese market—re-branded Mao Tu Ying (or TripAdvisor China) — headquartered in Beijing. We continue to invest in the Chinese market, despite operating at a loss, and will continue to enhance our product offerings to international travelers.

•

Expansion into Adjacent Categories.  We intend to continue to grow our business and expand our product and service offerings that either complement our existing core hotel segment or provide additional resources, products and/or services that will improve the user experience for hotel shoppers. In addition, we continue to make investments, in adjacent categories in order to leverage and monetize the significant percentage of our users who are not hotel shoppers, or who visit TripAdvisor sites without navigating to pages that contain a listing of hotels in a city or a specific hotel’s page.  Two recent examples include our acquisitions of Lafourchette or thefork.com, the leading online and mobile reservation platform for restaurants in France, Spain and Switzerland, with a network of restaurant partners in Europe and Australia; and Viator, the leading online resource for researching and booking destination activities around the world.

Our Commercial Relationships

We have a number of commercial relationships that are important to the success of our business.  Although these relationships are memorialized in some form of agreement, many of these agreements are for a limited term or are terminable at will or on short notice.  As a result, we work hard to ensure the mutual success of these relationships.

We have advertising relationships with the vast majority of the leading OTAs as well as a variety of other travel suppliers pursuant to which these companies purchase traveler leads from us, generally on a CPC basis. For the year ended December 31, 2015, our two most significant advertising partners, Expedia and Priceline (and their subsidiaries), each accounted for more than 10% of our total revenue and combined accounted for 46% of our total revenue.

Our instant booking feature enables hotel shoppers to book directly with a third-party partner, without leaving our website.  To facilitate this, we have partnered with seven of the top ten major hotel chains, including Accor, Best Western International, Carlson Rezidor, Choice Hotels, Hyatt Hotels, Marriott International and Wyndham Worldwide. We also partnered with Priceline, whereby some of Priceline's online travel brands will participate in our instant booking platform, beginning with its Booking.com brand.  As a result, users are able to book more than 450,000 hotels, powered by our partners, without leaving the TripAdvisor site or mobile experience.

We have a content licensing program utilized by over 1,300 partners around the world, including hotel chains, online travel agents, tourist boards, airlines and media sites. TripAdvisor also distributes its content through self-service HTML widgets, which are used on the websites of hotels, restaurants, attractions and destination marketing organizations. These products, which are available at no cost in the TripAdvisor Management Center, allow businesses and destinations to promote themselves by displaying their TripAdvisor ratings, reviews and awards. TripAdvisor widgets are presently found on more than 200,000 unique domains around the globe. Both free and licensed TripAdvisor content reaches over 900 million people per month.  Partners benefit from our user-generated content, such as reviews, ratings and photos. In addition, we power review collection for a growing number of partners, such as Accor Hotels, Wyndham Hotel Group, Best Western and Easytobook.com, enabling them to proactively collect reviews from their own customers post-stay in their own branded environment. We have also developed partnerships with mobile carriers and device manufacturers.

Marketing and Promotions

We have established widely-used and recognized brands through our marketing efforts. We continue to aggressively promote our brands, particularly our flagship brand TripAdvisor. Our marketing programs are intended to build and maintain the value of our brands, promote consumer engagement and contributions, drive qualified clicks to our metasearch and instant booking partners and strategically position our brands in the market. Our long-term success depends on our continued ability to maintain and increase the overall number of consumers flowing through our brand in a cost-effective manner, to engage customers in both the planning and booking phase, and to attract consumers who will share their own content from their trips. We reach consumers across mobile and desktop devices through our online marketing acquisition programs, and offline through our offline brand campaigns.  We also utilize our CRM channels by sending relevant and engaging traveler communications to our members via email. We have a robust global public relations program that yields placements on a constant basis in major print and online publications. We continue to look for new ways to build brand awareness and expand new channels, which may include traditional media and social media channels including Facebook and Twitter to deepen customer engagement. We syndicate our content so that other sites can feature TripAdvisor branding and content. Lastly, marketing and product development initiatives are closely tied. We are constantly creating helpful features and functionality so that our users can discover more relevant travel planning reviews, advice and booking content that they want to talk about and share with their friends.

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

Our systems infrastructure, web and database servers for TripAdvisor-branded websites are housed at two geographically separate facilities and have multiple communication links as well as continuous monitoring and engineering support. Each facility is fully self-sufficient and operational with its own hardware, networking, software, and content, and is structured in an active/passive, fully redundant configuration. Substantially all of our software components, data, and content are replicated in multiple datacenters and development centers, as well as being backed up at offsite locations. Our systems are monitored and protected though multiple layers of security. Several of our individual subsidiaries and businesses, including Viator, have their own data infrastructure and technology teams.

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

We believe that mobile bookings are necessary to maintain and grow our business as consumers increasingly turn to mobile devices and mobile applications. As a result, we have made significant progress creating mobile offerings, which have received strong reviews, solid download trends and are driving an increasing share of our business.

Our Competition

We compete in rapidly evolving and intensely competitive markets.  We face competition for content, users, advertisers, online travel search and price comparison services (or hotel metasearch) and online reservations. We also face competition from large companies that also offer comprehensive on-line resources for destinations, lodging, attractions and restaurants.

Our primary competitors include large online portals, social networking sites and search engines, such as Google (including Google + Local), Facebook (including Graph Search), Yahoo! (including Yahoo! Travel) and Baidu. We also face competition from OTAs (such as Expedia and Priceline and their respective subsidiaries), as well as wholesalers, tour operators and traditional offline travel agencies. We also compete with a wide range of other companies, including Airbnb, Inc., Alibaba, Ctrip.com International, Ltd., HolidayCheck AG, HomeAway, Inc. (a subsidiary of Expedia), Yelp, Inc. and OpenTable, Inc. (a subsidiary of Priceline).

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

We compete for advertisers with large, established search engines with significantly greater resources than we have, such as Google, Bing, and Yahoo!, as well as online media companies and ad networks, and offline advertising sources, such as television and print media. These competitors have large client bases and significantly greater resources than we have and expertise in developing online commerce and facilitating internet traffic are creating inroads into online travel. Competition from these parties could cause us to lose advertising customers or shares of advertising expenditures. If Google, or any other leading search engines refer significant traffic to these or other travel services that they develop in the future, or otherwise favor supplier websites or other travel service websites over other online travel sites, including us, it would likely become more difficult and expensive for us to generate traffic to our websites and therefore maintain or grow our market share.

We also compete for online travel search and price comparison services (or hotel metasearch), with other such companies, including Expedia (through its ownership of Trivago), Priceline (through its ownership of Kayak) and HotelsCombined.

With respect to our restaurant, attractions and vacation and short-term rental businesses, we face competition from a variety of companies, including:

•	online restaurant reservation services, such as OpenTable (a subsidiary of Priceline), Yelp’s SeatMe and Amazon’s Table8;
•	online attraction reservation services, such as GetYourGuide and Expedia’s Destination Services;
•	online accommodation search and/or reservation services focused on vacation and short-term rental properties, such as HomeAway (a subsidiary of Expedia) and Airbnb, Inc.

Certain of the companies we do business with are also our competitors. The consolidation of our competitors and partners, including Expedia (through its ownership of Trivago, Orbitz, Travelocity, and HomeAway) and Priceline (through its ownership of Kayak and OpenTable), coupled with evolving business models throughout the industry, results in a highly dynamic competitive environment. As the market evolves for online travel content and the technology supporting it, including platforms such as smartphone and tablet computing devices, we anticipate that the existing competitive landscape will change and new competitors may emerge.

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

United States federal, state and foreign governments have considered from time to time alternative legislative and regulatory proposals that would increase regulation on Internet advertising. It is impossible to accurately predict whether new taxes or regulations will be imposed on our services, and whether or how we might be affected. Increased regulation of the Internet could increase the cost of doing business or otherwise materially adversely affect our business, financial condition or operational results.

We are subject to laws that require protection of user privacy and user data.  In our processing of reservations, we receive and store a large volume of personally identifiable data in the United States, Europe and Asia.  This data is increasingly subject to laws and regulations in numerous jurisdictions around the world, including the Commission of the European Union through its Data Protection Directive and variations and implementations of that directive in the member states of the European Union.  Such government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction.

Our Reportable Segments

We have two reportable segments: Hotel and Other. Our Other segment consists of three operating segments: our Attractions, Restaurants and Vacation Rentals businesses. Our operating segments are determined based on how our chief operating decision maker manages our business, regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources. The chief operating decision maker for the Company is our Chief Executive Officer.

Hotel Segment

Our Hotel segment accounted for 85% of our Company’s consolidated revenue in 2015 and includes revenue generated from services related to hotels, including click-based and display-based advertising revenue from making hotel room nights available for price comparison and booking, including our instant booking feature, as well as subscription-based hotel products such as Business Listings, transaction-based hotel products such as Jetsetter and Tingo, and other revenue related to hotels.  Our Hotel segment also includes advertising revenue from making airline reservations and cruise reservations available for price comparison and booking.

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

Other Segment

Our Other segment accounted for 15% of our consolidated revenue in 2015 and consists of the following businesses:

•

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

•

Restaurants.  We have several websites that provide online and mobile reservation services that connect restaurants with diners.  These websites are primarily focused currently on the European and Australian markets, primarily through Lafourchette or thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, and www.dimmi.com.au).  thefork.com is an online restaurant booking platform with a network of restaurant partners primarily across Europe and Australia.  Lafourchette also offers management software solutions helping restaurants to maximize business by providing a flexible online booking, discount and data tool. We generate revenue primarily by charging a fee for each restaurant guest seated through the online reservation systems.

•

Vacation Rentals. We offer individual property owners and property managers the ability to list their properties available for rental and connect with travelers using a subscription-based fee structure or a free-to-list, commission per booking based option. Our vacation rental inventory currently includes full home rentals, condos, villas, beach rentals, cabins, cottages, and many other accommodation types.  These properties are listed across a number of platforms, including TripAdvisor Vacation Rentals, U.S.-based FlipKey and Vacation Home Rentals, and our European-based Holiday Lettings and Niumba businesses.

Substantially all of the revenue reported in our Other segment is subscription-based, transaction and other revenue.

Financial Information about Reportable Segments and Geographic Information

For the years ended December 31, 2015, 2014 and 2013 our two most significant advertising partners, Expedia and Priceline, each accounted for more than 10% of our consolidated revenue and combined accounted for 46%, 46% and 47% of our consolidated revenue, respectively.  This concentration of revenue is recorded in our Hotel segment for these reporting periods. As of December 31, 2015 and 2014, Expedia accounted for 11% and 15%, respectively, of our total accounts receivable.

Financial information related to our two reportable segments and geographic information required herein is contained in “Note 16 — Segment and Geographic Information,” in the notes to our consolidated financial statements in Item 8.

Employees

As of December 31, 2015, we had 3,008 employees. Of these employees, approximately 49% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

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

Additional Information

We maintain a corporate website at ir.tripadvisor.com. Except as explicitly noted, the information on our website, as well as the websites of our various brands and businesses, is not incorporated by reference in this Annual Report on Form 10-K, or in any other filings with, or in any information furnished or submitted to, the SEC.

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

The primary asset that we use to attract visitors to our websites and convert these visitors into repeat users is our ability to collect, create, organize and distribute high-quality, commercially valuable content that meets users’ specific interests and enables them to use the content and interact with the supporting communities. There can be no assurances that we will continue to obtain content in a cost-effective manner or in a manner that meets rapidly changing consumer demand. Any failure to obtain and manage such content in a manner that will engage users, or a failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and reduce traffic to our websites, which would make our websites less attractive to advertisers.  Any change in the cost structure pursuant to which we obtain our content, in travelers’ relative appreciation of user-based versus expert content, in the quality of our  content versus other sites’ content or any other changes that could reduce traffic to our websites would negatively impact our business and financial performance.

We derive a substantial portion of our revenue from advertising and any significant reduction in spending by advertisers could harm our business.

We derive a substantial portion of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. We enter into master advertising contracts with our advertising partners, however, these agreements are generally limited to matters such as privacy and compliance, payment terms and conditions, termination and indemnities and most can be terminated by our partners at will or on short notice. Our ability to grow advertising revenue with our existing or new advertising partners is dependent in large part on our ability to generate revenue for them. Advertisers will not continue to do business with us if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis. If we are unable to provide value to our advertising partners, they will likely stop placing ads on our websites, which would harm our revenues and business. We cannot guarantee that our current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with us.

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

We rely on a relatively small number of significant advertising partners and any reduction in spending by or loss of these partners advertisers could seriously harm our business.

We derive a substantial portion of our revenue from a relatively small number of advertising partners and rely significantly on our relationships. For example, for the year ended December 31, 2015, our two most significant advertising partners, Expedia and

Priceline (and their subsidiaries), accounted for a combined 46% of total revenue. While we enter into master advertising contracts with our partners, the terms of these agreements generally address matters such as privacy and compliance, payment terms and conditions, termination and indemnities and most of these contracts can be terminated by our partners at will or on short notice.  If any of our significant advertisers were to cease or significantly curtail advertising on our websites, we could experience a rapid decline in our revenue over a relatively short period of time which would have a material impact on our business.

Our businesses could be negatively affected by changes in Internet search engine algorithms and dynamics, or search engine disintermediation.

We rely heavily on Internet search engines, such as Google, to generate traffic to our websites, principally through the purchase of travel-related keywords. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our partners, or if competitive dynamics impact the cost or effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent. Furthermore, our failure to successfully manage our SEO and SEM strategies could result in a substantial decrease in traffic to our websites, as well as increased costs if we were to replace free traffic with paid traffic.

In addition, to the extent that Google or other leading search or metasearch engines that have a significant presence in our key markets, disintermediate OTA’s or travel content providers by offering comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be a material adverse impact on our business and financial performance.  To the extent these actions have a negative effect on our search traffic, whether on desktop, tablet or mobile devices, our business and financial performance could be adversely affected.

We continue to work aggressively on rolling out our “instant booking” feature despite anticipated and potential unanticipated challenges and risks which could have a negative impact on our business and financial performance.

Instant booking is a feature that enables users to book a hotel reservation directly with a hotel or online travel agency partner while remaining on the TripAdvisor website. We have been gradually rolling this feature out in the U.S. since June 2014, and, in 2015, accelerated the rollout of instant booking for hotels across our U.S. and U.K. platforms to all users on all devices.  We plan to continue rolling out this feature to additional international markets in 2016.  We believe that allowing users to book directly online without leaving the TripAdvisor site will result in a better user experience as well as, ultimately, additional revenue to the Company.  However, there are additional risks associated with this feature.

Our success depends in large part on our ability to maintain and expand relationships with partners in the travel industry, including hotel chains, online travel agencies and travel suppliers and other online travel partners.  We are working with some of these partners to “power” the instant booking function on our website and believe that these partners will also benefit from this feature, through increased reservations and more direct relationships with travelers.  Some partners, however, may view this new functionality as directly competitive and take action that could adversely affect our business and financial performance.  They could reduce or eliminate advertising revenue paid to us, charge for or otherwise restrict access to content, further reduce their average daily rates, decide not to make their travel inventory available to us, or decide not to provide accurate booking information.   Any of these actions could have an adverse impact on our business.

The roll out of our new “instant booking” feature may not meet our expectations and may subject us to additional and ongoing operational risks.

Currently our instant booking feature is monetizing at a lower revenue per hotel shopper rate compared to our metasearch feature. While we expect to close this monetization gap, primarily by continuing to streamline our booking path to enhance user experience, persistently promoting the TripAdvisor brand as a booking channel and continuing to seek partners with strong branding and supply channels, there is no guarantee that these initiatives will ultimately be successful and, if not, our revenue may be materially adversely affected.

Our instant booking revenue recorded under the consumption model is recognized at the time the traveler completes his or her stay. Comparatively, revenue under the transaction model is recorded at the time the user books the stay and revenue from our metasearch feature is recorded when a traveler makes the click-through to the travel partners’ websites.  Based on our internal data, we currently estimate the average time between a user booking a stay to consuming a stay is approximately three to five weeks, subject to seasonal variations. In future periods, greater contribution of revenue from our instant booking consumption model would result in additional revenue recognized at the time of a consumed stay and thus a shift in the timing of our revenue recognition.

We expect the instant booking functionality to significantly increase the number of transactions that will occur on our website.  Even though the transaction and customer care associated with these transactions are provided by our hotel partners, each reservation is completed on TripAdvisor’s instant booking platform.  Failure to effectively manage the process for instantly booking on our website and the safeguard data that is obtained during the course of arranging for such bookings could negatively impact our reputation and, consequently, our business.

Growth in the use of devices other than desktop computers may negatively affect our revenue and financial results.

Our content was originally designed for users accessing the Internet on a desktop computer. The number of people who access the Internet through devices other than desktops computers, including mobile phone devices and handheld computers such as notebooks and tablets, has increased substantially in the last few years.  We anticipate that the rate of use of these computing devices will continue to grow. To address these growing user demands, we continue to extend our platform to develop mobile phone and tablet applications and our advertising revenues continue to grow.  However, currently, we monetize users of these devices at a lower rate compared to users who access our websites through desktop computers.    In addition, given the device sizes and technical limitations of these devices, mobile consumers may not be willing to download multiple apps from multiple companies providing similar service and instead prefer to use one or a limited number of apps for their hotel, restaurant and attractions activity. The consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important.

As a result, we continue to develop and improve upon our mobile app and websites and mobile monetization strategies.  If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, our future growth and results of operations could be negatively impacted.

Declines or disruptions in the economy in general and travel industry in particular could adversely affect our businesses and financial performance.

Our businesses and financial performance are affected by the health of the global economy generally as well as the travel industry and leisure travel in particular. Sales of travel services tend to decline or grow more slowly during economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel.  The global economy may be adversely impacted by unforeseen events beyond our control including acts of terrorism, unusual weather patterns, natural disasters,  political instability and health concerns (including epidemics or pandemics such as Zika virus, Ebola, H1N1 and SARS), defaults on government debt, significant increases in fuel and energy costs, tax increases and other matters that could reduce discretionary spending, tightening of credit markets and further declines in consumer confidence. Decreased travel expenditures could reduce the demand for our services, thereby causing a reduction in revenue.

In addition, the uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

We rely on the value of our brand and consumer trust in our brand. If we are not able to maintain and enhance our brand, or if events occur that damage our reputation and brand, our business may be harmed.

We believe that the TripAdvisor brand has contributed significantly to our success and that maintaining and enhancing our brand is critical to expanding our base of users, to creating content and to attracting advertisers. As a result, we invest significantly in brand marketing. We expect these investments to continue, or even increase, as a result of a variety of factors, including increased spending from competitors, the increasing costs of supporting multiple brands, expansion into geographies and products where our brands are less well known, inflation in media pricing, and the continued emergence and relative traffic share growth of search engines as destination sites for travelers. Such efforts may not maintain or enhance consumer awareness of our brands and, even if we are successful in our branding efforts, such efforts may not be cost-effective or as efficient as they have been historically. If we are unable to maintain or enhance consumer awareness of our brands or to generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.

We receive significant media coverage in our various geographic markets. Unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product changes, competitive pressures, the accuracy of user-generated content, product quality, litigation or regulatory activity, could adversely affect our reputation with our users and our advertisers. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.

We operate in an increasingly competitive global environment and our failure to compete effectively could reduce our market share and harm our financial performance.

We face competition for content, users, advertisers, online travel search and price comparison services (or hotel metasearch) and online reservations. We also face competition from large companies that also offer comprehensive on-line resources for destinations, lodging, attractions and restaurants.  Many of our competitors have significantly greater and more diversified resources than we do and may be able to leverage other aspects of their business to enable them to compete more effectively against us.

More specifically:

•

For content, we face competition from large online portals, social networking sites and search engines, such as Google, Facebook, Yahoo and Baidu, which competition will only increase should they choose to compete more directly with us in the travel review space, and create commercially valuable online content at significant scale. For example, Google + Local, with its aggregated reviews and local recommendations, competes with us and Google’s access to more comprehensive data regarding user search queries through its search algorithms gives it a significant competitive advantage over other companies in the industry, including us. In addition, if significant numbers of users adopt Facebook’s newly released Graph Search to get travel recommendations, it could have the effect of reducing traffic and user engagement on TripAdvisor.

•

We face competition from online travel agents, such as Expedia and Priceline (and their subsidiaries), and this competition may increase to the extent that these online travel agents accumulate and develop a comprehensive offering of travel-related reviews and resources.

•

We face competition from travel service providers such as major hotel companies, airlines and rental car companies, many of which have their own websites to which they drive business. Major hotel companies may also attempt to improve their competitive position by offering lower room rates, better room availability or additional features or amenities through their reservation service than are available through services like ours.

•	We also face competition from wholesalers, tour operators, traditional offline travel agencies and operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.
•	In addition, we compete with newspapers, magazines and other traditional media companies that provide offline and online advertising opportunities.
•	In our vacation rental business, we face competition from several companies, including HomeAway (a subsidiary of Expedia) and Airbnb, Inc., some of whom have a larger inventory of rooms available.
•

In our restaurant reservation and attractions business, we face competition from certain companies like OpenTable (a subsidiary of Priceline), SeatMe (which is owned by Yelp) and Table8 (which was recently launched by Amazon) as well as other regional players operating in various parts of the world.

Many of our competitors have significantly greater financial, technical, marketing and other resources compared to us and have expertise in developing online commerce and facilitating Internet traffic as well as large client bases. We expect to face additional competition as other established and emerging companies enter the travel advertising market.

Certain of the companies we do business with, including some of our click-based advertising partners, are also our competitors. The consolidation of our competitors and partners, including Expedia (through its acquisitions of Trivago, Orbitz, Travelocity, and HomeAway) and Priceline (through its acquisitions of Kayak and OpenTable), may affect our relative competitiveness and our partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites. For example, Google has taken steps to appeal more directly to travel customers, which could lead to diversion of customer traffic to their own websites or those of a favored partner, or undermine our ability to obtain prominent placement in paid or unpaid search results at a reasonable cost, or at all. Competition in our industry may result in pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and financial performance.

We are regularly subject to claims, suits, government investigations, and other proceedings that may result in adverse outcomes.

We are regularly subject to claims, suits, government investigations and other proceedings involving competition, intellectual property, privacy and data protection, consumer protection, tax, labor and employment, commercial disputes, content generated by our users, free speech issues, goods and services offered by advertisers or publishers using our platforms, and other matters. In addition, our businesses face intellectual property litigation that exposes us to the risk of exclusion and cease and desist orders, which could limit our ability to sell products and services.

Such claims, suits, and government investigations are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, injunctions or damage awards and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices or other field action, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could adversely affect our business and results of operations.

We are dependent upon the quality of traffic in our network to provide value to online advertisers, and any failure in our quality control could have a material adverse effect on the value of our websites to our advertisers and adversely affect our revenue.

We use technology and processes to monitor the quality of and to identify metrics associated with, the Internet traffic that we deliver to online advertisers. These metrics are used to not only identify the value of advertising on our website but also to identify low quality clicks such as non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic, or traffic that online advertisers deem to be invalid, will be delivered to such online advertisers. As a result, we may be required to credit amounts owed to us by our advertisers. Furthermore, low-quality or invalid traffic may be detrimental to our relationships with advertisers, and could adversely affect our advertising pricing and revenue.

We rely on assumptions and estimates and data to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We believe that certain metrics are key to our business, including unique visitors, hotel shoppers, revenue per hotel shopper, downloads of our mobile apps, and number of reviews and opinions.  As the industry in which we operate continues to evolve and as our business continues to evolve, so too might the metrics by which we evaluate our business.  While these numbers are based on what we believe to be reasonable estimates, our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time.  For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some users may restrict our ability to accurately identify them across visits, some mobile applications automatically contact our servers for regular updates with no user action, and we are not always able to capture user information on all of our platforms. As such, the calculations of our unique visitors may not accurately reflect the number of people actually visiting our platforms.  Also if the internal tools we use to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data we report may not be accurate. In addition, historically, certain metrics were calculated by independent third parties.  Accordingly readers should not place undue reliance on these numbers.

More recently, we started to calculate metrics, primarily using internal tools, which are not independently verified by a third party. We continue to improve upon our tools and methodologies to capture data and believe that our current metrics are more accurate; however, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of our data.

We rely on information technology to operate our business and remain competitive, and any failure to adapt to technological developments or industry trends could harm our businesses.

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

We offer vacation rental services on our TripAdvisor-branded sites as well as through our U.S.-based FlipKey and Vacation Home Rentals and European-based Holiday Lettings and Niumba businesses. The online vacation rental market is rapidly evolving in many respects, including acceptance of the business model by travelers, property owners and property managers; from a business and marketing perspective as well as the regulatory environment. We operate in various disparate jurisdictions and markets and have limited insight into trends that may develop in those markets and may affect our business. Since we began offering such services, there have been and continue to be significant business, marketing and regulatory developments. Operating in new and untested jurisdictions requires significant management attention and financial resources. We cannot assure that our expansion efforts will be successful, and the investment and additional resources required to establish operations and manage growth may not produce the desired levels of revenue or profitability.

If we fail to attract and maintain a critical mass of vacation rental listings and travelers, our vacation rental marketplaces will become less valuable and this may have a negative impact on our business.

In our vacation rental business, revenue is generated when owners and/or travelers pay us fees upon booking a transaction, owners or managers pay us fees to list and market vacation rental properties to users who visit the websites comprising our marketplace and property managers pay us fees for email and telephone leads from potential travelers or fees upon booking a transaction. As a result, our success in this area primarily depends on our ability to attract owners, managers, travelers and advertisers to our marketplace. If property owners and managers do not perceive the benefits of marketing their properties through our websites, or elect to list them with a competitor instead of listing with us, our volume of new listings and listing renewals may suffer. As a result, we may be unable to offer a sufficient supply and variety of vacation properties to attract travelers to our websites. Larger competitors already exist in the vacation rental space, with significantly more users, listed properties and financial resources.

We may be subject to claims that we violated intellectual property rights of others and these claims can be extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in the Internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of those intellectual property rights. We have received in the past, and may in the future receive, notices that claim we have misappropriated or misused other parties’ intellectual property rights. Any intellectual property claim against us, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology or content found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, or content, which could require significant effort and expense and make us less competitive in the relevant market. Any of these results could harm our business and financial performance.

Investment in new business strategies and acquisitions could disrupt our ongoing business and present new challenges and risks.

We have invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return of capital, and issues not discovered in our investigations and evaluations of those strategies and acquisitions. We may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control.  The controlling person in such case may have business interests, strategies or goals that are inconsistent with ours, and decisions of the company or venture in which we invested may result in harm to our reputation or adversely affect the value of our investment. Further, we may issue shares of our common stock in these transactions, which could result in dilution to our stockholders.

If the businesses we have acquired or invested in do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed.

We have acquired a number of businesses in the past and our future growth may depend, in part, on future acquisitions, any of which could be material to our financial condition and results of operations. There are certain financial and operational risks related to acquisitions that may have a material impact on our business including, but not limited to, the following:

•	Expected and unexpected costs incurred in identifying and pursuing acquisitions, and performing due diligence on potential acquisition targets that may or may not be successful;
•

Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions that may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences; Diversion of management’s attention or other resources from our existing business;
•	Difficulties and expenses in integrating the operations, products, technology, privacy protection systems, information systems or personnel of the acquired company;
•	The assumption of known and unknown debt and liabilities of the acquired company, including costs associated with litigation and other claims relating to the acquired company;
•	Failure of any acquired company to achieve anticipated revenues, earnings or cash flows or to retain key management or employees;
•	Failure to generate adequate returns on acquisitions and investments;
•	Entrance into markets in which we have no direct prior experience and increased complexity in our business;
•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions; and
•	Adverse market reaction to acquisitions.

Moreover, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies, including as they relate to ownership and rights in intellectual property and compliance with laws and contractual requirements. Our failure to address these risks or other problems encountered in connection with past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

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

Our international operations involve additional risks and our exposure to these risks increases as our business continues to expand globally.

We operate in a number of jurisdictions outside of the United States and continue to expand our international operations. Many of these regions have different economic conditions, languages, currencies, consumer expectations, levels of consumer acceptance and use of the Internet for commerce, legislation, regulatory environments (including labors laws and customs), tax laws and levels of political stability.  We are subject to associated risks typical of international businesses, including, but not limited to, the following:

•	Political instability;
•	Threatened or actual acts of terrorism;
•

Ability to comply with additional laws applicable to companies operating internationally as well as local laws and regulations, including the Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

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

We have a business operating in China, which creates particular risks and uncertainties relating to the laws in China.   The laws and regulations of China restrict foreign investment in areas including air-ticketing and travel agency services, Internet content provision, mobile communication and related businesses. Although we have established effective control of our Chinese business through a series of agreements, future developments in the interpretation or enforcement of Chinese laws and regulations or a dispute relating to these agreements could restrict our ability to operate or restructure this business or to engage in strategic transactions.  The success of this business, and of any future investments in China, is subject to risks and uncertainties regarding the application, development and interpretation of China’s laws and regulations.

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

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to the Internet and online commerce, Internet advertising, consumer protection, data security and privacy. Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, increase costs and/or subject us to additional liabilities.

For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet and online commerce that may relate to liability for information retrieved from or transmitted over the Internet, online editorial and user-generated content, user privacy, data security, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services. Our current business partner arrangements with third parties, including Facebook, could be negatively impacted to the extent that more restrictive privacy laws or regulations are enacted, particularly in the United States or European Union. In addition, enforcement authorities in the United States continue to rely on their authority under existing consumer protection laws to take action against companies relating to data privacy and security practices. The growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.

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

Our websites rely on content, brands and technology, much of which is proprietary. We protect our proprietary content, brands and technology by relying on a combination of trademarks, copyrights, trade secrets, patents and confidentiality agreements. In connection with our license agreements with third parties, we seek to control access to, and the use and distribution of, proprietary technology, content and brands. Even with these precautions, it may be possible for another party to copy or otherwise obtain and use our proprietary technology, content or brands without authorization or to develop similar technology, content or brands independently. Effective intellectual property protection may not be available in every jurisdiction in which our services are made available, and policing unauthorized use of our intellectual property is difficult and expensive. Therefore, in certain jurisdictions, we may be unable to protect our intellectual property adequately against unauthorized third-party copying or use, which could adversely affect our business or ability to compete. We cannot be sure that the steps we have taken will prevent misappropriation or infringement our intellectual property. Any misappropriation or violation of our rights could have a material adverse effect on our business. Furthermore, we may need to go to court or other tribunals or administrative bodies in order to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention. Our failure to protect our intellectual property in a cost-effective or effective manner could have a material adverse effect on our business and ability to protect our technology, content and brands.

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

We do not have a completely formalized or comprehensive disaster recovery plan in every geographic region in which we conduct business and our backup systems and disaster recovery, business continuity /or contingency plans for certain critical aspects of our operations or business processes may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact or interrupt computer or communications systems or business processes at any time. Although we have put measures in place to protect certain portions of our facilities and assets, any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing content and services to users, travelers and/or third parties for a significant period of time. If we experience frequent or persistent system failures, our reputation and brand could be permanently and significantly harmed.  In addition, remediation may be costly and we may not have adequate insurance to cover such costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.

Our processing, storage and use personal information and other data exposes us to risks of external and internal security breaches and could give rise to liabilities.

There are numerous laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. In addition, the security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidences in our services.  We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to users or other third parties, or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements that could harm our reputation and cause our customers and members to lose trust in us, which could have an adverse effect on our business, brand, market share and results of operations.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the Internet. Various U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies, including us, with users in Europe and increased costs of compliance.

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

We also face risks associated with security breaches affecting third parties conducting business over the Internet. Much of our business is conducted with third party marketing affiliates or, more recently, though business partners powering our instant booking feature.  In addition, we frequently use third parties to process credit card payments. A security breach at such third party could be perceived by consumers as a security breach of our systems and could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.

We face increased risks as the level of our debt increases.

On June 26, 2015, we entered into a new credit agreement with respect to a $1 billion five-year revolving credit facility.  These arrangements include restrictive covenants that may impact the way we manage our business and may limit our ability to secure significant additional financing in the future on favorable terms. Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. In light of periodic uncertainty in the capital and credit markets, there can be no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments.

We have indebtedness which could adversely affect our business and financial condition.

We currently have outstanding approximately $200 million in long-term debt.  Risks relating to our indebtedness include:

•	Increasing our vulnerability to general adverse economic and industry conditions;
•

Requiring us to dedicate a portion of our cash flow from operations to principal and interest payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	Making it more difficult for us to optimally capitalize and manage the cash flow for our businesses;
•	Limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;
•	Possibly placing us at a competitive disadvantage compared to our competitors that have less debt;
•	Limiting our ability to borrow additional funds or to borrow funds at rates or on other terms that we find acceptable; and
•	Exposing us to the risk of increased interest rates because our outstanding debt is expected to be subject to variable rates of interest.

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our revolving credit facility will allow us to incur additional debt subject to certain limitations; however, there is no assurance that additional financing will be available to us on terms favorable to us, if at all.  In addition, if new debt is added to current debt levels, the risks described above could intensify.

The agreements that govern our revolving credit facility contain various covenants that limit our discretion in the operation of our business and also require us to meet financial maintenance tests and other covenants. The failure to comply with such tests and covenants could have a material adverse effect on us.

We are party to a credit agreement providing for the revolving credit facility.  The agreements that govern the revolving credit facility contain various covenants, including those that limit our ability to, among other things:

•	Incur indebtedness;
•	Pay dividends on, redeem or repurchase our capital stock;
•	Enter into certain asset sale transactions, including partial or full spin-off transactions;
•	Enter into secured financing arrangements;
•	Enter into sale and leaseback transactions; and
•	Enter into unrelated businesses.

These covenants may limit our ability to optimally operate our business. In addition, our revolving credit facility requires that we meet certain financial tests, including a leverage ratio test. Any failure to comply with the restrictions of our credit facility may result in an event of default under the agreements governing such facilities. Such default may allow the creditors to accelerate the debt incurred thereunder. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds (including periodic rollovers of existing borrowings).

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

We are subject to fluctuation in foreign currency exchange risk.

We conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars. As a result, we face exposure to movements in currency exchange rates, particularly those related to the Euro, British pound sterling, Singapore dollar, Australian dollar, and Chinese renminbi. These exposures include, but are not limited to re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur.

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

Significant fluctuations in currency exchange rates can affect consumer travel behavior.   Volatility in foreign exchange rates and its impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

In connection with the Spin-Off, we could be subject to significant tax liabilities.

Under the Tax Sharing Agreement between us and Expedia entered into in connection with the Spin-Off, we are generally required to indemnify Expedia for any taxes resulting from the Spin-Off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by us described in the covenants in the tax sharing agreement, (ii) any acquisition of our equity securities or assets or those of a member of our group, or (iii) any failure of the representations with respect to us or any member of our group to be true or any breach by us or any member of our group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel.

We continue to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. We are currently under an IRS audit for the 2009 and 2010 tax years, and have various ongoing state income tax audits.  These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions.  The outcome of these matters or any other audits could subject us to significant tax liabilities.

Liberty TripAdvisor Holdings, Inc. currently is a controlling stockholder.

Liberty TripAdvisor Holdings, Inc., or LTRIP, effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of our common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires separate class votes, including but not limited to, corporate transactions such as mergers, business combinations or dispositions of assets, the authorization or issuance of new equity or debt securities and determinations with respect to our business direction and policies).  LTRIP, which has investments in other companies, may have interests that differ from those of our other stockholders and they may vote in a way with which our other stockholders may not agree or that may be adverse to other stockholders’ interests.  LTRIP is not restricted from investing in other businesses involving or related to our business.  Liberty’s control of us, as well as the existing provisions of our organizational documents and Delaware law, may discourage or prevent a change of control of us, which may reduce the market price of our common stock.

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

For the period ended December 31, 2015, the average daily trading volume of our common stock on NASDAQ was approximately 2.0 million shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of the common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If LTRIP or some other stockholder sells substantial amounts of our common stock in the public market, or if there is a perception in the public market that LTRIP might sell shares of our common stock, the market price of our common stock could decrease significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

We currently lease approximately 280,000 square feet for our corporate headquarters in Needham, Massachusetts, pursuant to a lease with an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each.  Refer to “Note 12— Commitments and Contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for further information on our corporate headquarters.

We also lease an aggregate of approximately 410,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, including New York, Boston, London, Beijing and Singapore, pursuant to leases with expiration dates through June 2027. These leases are primarily for our sales offices, subsidiary headquarters, and international management teams.

We believe that our current facilities are adequate for our current operations and that additional leased space can be obtained on reasonable terms if needed. We do not legally own any real estate as of December 31, 2015.

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

Market Information

Our common stock is quoted on NASDAQ under the ticker symbol “TRIP.” On February 5, 2016, the closing price of our common stock reported on NASDAQ was $58.37 per share.

Our Class B common stock is not listed and there is no established public trading market for that security. As of February 5, 2016, all of our Class B common stock was held by LTRIP.

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on NASDAQ during the period indicated.

	High	Low
Year ended December 31, 2015:
Fourth Quarter 2015:	$87.50	$63.00
Third Quarter 2015:	$94.00	$62.24
Second Quarter 2015:	$92.00	$74.14
First Quarter 2015:	$91.47	$66.04
Year ended December 31, 2014:
Fourth Quarter 2014:	$91.08	$67.14
Third Quarter 2014:	$110.22	$89.10
Second Quarter 2014:	$111.24	$75.13
First Quarter 2014:	$109.79	$72.57

Performance Comparison Graph

The following graph provides a comparison of the total stockholder return from December 21, 2011 to December 31, 2015 of an investment of $100 in cash on December 21, 2011 for TripAdvisor, Inc. common stock and an investment of $100 in cash on November 30, 2011 for (i) the Standard and Poor’s 500 Index (the “S&P 500 Index”), (ii) the NASDAQ Composite Index, and (iii) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and service companies and e-commerce companies. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Data for the S&P 500 Index, the NASDAQ Composite Index, and the RDG Internet Composite Index assume reinvestment of dividends. We have never paid dividends on our common stock.

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

Holders of Record

As of February 5, 2016, there were 132,465,170 outstanding shares of our common stock held by 2,735 stockholders of record, and 12,799,999 outstanding shares of our Class B common stock held by one stockholder of record: LTRIP.

Dividends

We have never declared or paid dividends and do not expect to pay any dividends for the foreseeable future. Our ability to pay dividends is limited by the terms of a credit agreement, dated as of June 26, 2015, that provides for a revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2015 Credit Facility” for additional information regarding our revolving credit facility.  Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities

Effective December 28, 2015, we issued 801,042 shares of our common stock to The TripAdvisor Charitable Foundation (the “Foundation”) in full satisfaction of all future annual contribution obligations under the Pledge Agreement between the Company and the Foundation.  These shares were issued in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Except as noted above, during the year ended December 31, 2015, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2015.

In February 2013, we announced that our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. As of December 31, 2015, we had $105 million remaining to repurchase shares of our common stock under this share repurchase program.  The repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. The Executive Committee of our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the Company and its stockholders.  See “Note 14 —Stockholders’ Equity” in the notes to the consolidated financial statements in Item 8 for additional information regarding our treasury shares.

Equity Compensation Plan Information

Our equity plan information required by this item is incorporated by reference to the information in Part III. Item 12. of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

We have derived the following selected financial data presented below from our consolidated financial statements and related notes. The information set forth below is not necessarily indicative of future results and should be read in conjunction with the consolidated financial statements and related notes appearing in Item 8. “Financial Statements and Supplementary Data” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Revenue	$1,492	$1,246	$945	$763	$637
Operating income (1)	232	340	294	296	273
Net Income	198	226	205	195	178
Net income attributable to TripAdvisor, Inc.	198	226	205	194	178
Earnings per share attributable to common stockholders:
Basic (2)	$1.38	$1.58	$1.44	$1.39	$1.33
Diluted (2)	1.36	1.55	1.41	1.37	1.32
Shares used in computing net income per share:
Basic (2)	144	143	143	139	133
Diluted (2)	146	146	145	141	135

	December 31,
	2015	2014	2013	2012	2011
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short and long term marketable securities (3)	$698	$594	$670	$586	$184
Working capital (3)(4)	553	356	387	437	152
Total assets (3)	2,128	1,948	1,473	1,299	836
Long-term debt, less current portion (5)	200	259	300	340	380
Other long-term obligations under financing obligation	84	67	8	—	—
Total stockholders’ equity (6)	1,412	1,125	865	727	294

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions)
Other Financial Data:
Adjusted EBITDA (7)	$466	$468	$379	$352	$323

(1)

Includes a non-cash charitable contribution to the Foundation of $67 million for the year ended December 31, 2015.  In comparison, charitable contributions to the Foundation, which were paid in cash, were $8 million, $7 million and $7 million for the years ended December 31, 2014, 2013, and 2012, respectively. See “Note 12 —Commitments and Contingencies” in the notes to the consolidated financial statements in Item 8 for further information regarding the Foundation.

(2)	See “Note 2 —Significant Accounting Policies” in the notes to the consolidated financial statements in Item 8 for further information regarding our calculation of earnings per share numbers.
(3)	Includes one-time exercise proceeds of $215 million related to stock warrant exercises for the year ended December 31, 2012.
(4)	Amount does not include available for sale long-term marketable securities of $37 million, $31 million, $188 million, and $99 million, as of December 31, 2015, 2014, 2013, and 2012, respectively.
(5)	See “Note 8— Debt” in the notes to the consolidated financial statements in Item 8 for information regarding our long-term debt.
(6)

See our consolidated statements of changes in stockholders’ equity and “Note 14— Stockholders’ Equity” in the notes to the consolidated financial statements in Item 8 for additional information on changes to our stockholders’ equity.

(7)

To provide investors with additional information regarding our financial results, we have disclosed Adjusted EBITDA, a non-GAAP financial measure, within this Annual Report on Form 10-K. Adjusted EBITDA is the primary metric by which management evaluates the performance of our business and on which internal budgets and forecasts are based. We define

Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation and other stock-settled obligations; (6) goodwill, long-lived asset and intangible asset impairments; and (7) other non-recurring expenses. Such amounts are detailed below. See a discussion of “Adjusted EBITDA” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Annual Report on Form 10-K.

We have provided a reconciliation below of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions)
Adjusted EBITDA	$466	$468	$379	$352	$323
Depreciation (1)	(57)	(47)	(30)	(20)	(18)
Amortization of intangible assets	(36)	(18)	(6)	(6)	(8)
Stock-based compensation	(72)	(63)	(49)	(30)	(17)
Non-cash charitable contribution (2)	(67)	—	—	—	—
Spin-off costs and other non-recurring expenses	(2)	—	—	—	(7)
Other income (expense), net (3)	7	(18)	(10)	(14)	(1)
Provision for income taxes	(41)	(96)	(79)	(87)	(94)
Net income	$198	$226	$205	$195	$178

(1)	Includes amortization of internal use software and website development costs.
(2)

Represents a charitable foundation obligation which was settled in stock.  Refer to “Note 12 – Commitments and Contingencies” in the notes to our consolidated financial statements in Item 8 for a discussion of charitable contributions to the Foundation.

(3)

Includes a $20 million gain on sale of subsidiary for the year ended December 31, 2015. Refer to “Note 3 – Acquisitions and Dispositions” in the notes to our consolidated financial statements in Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain revenue information in this section entitled "— Revenue by Product— Foreign Exchange Impact on Revenue" is presented on a constant currency basis. This information is a non-GAAP financial measure. To calculate revenue on a constant currency basis, we translated revenue for the year ended December 31, 2015 using the prior year's quarter to date average exchange rates for our settlement currencies other than the U.S. dollar.  This non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. This measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We believe this non-GAAP financial measure provides investors with useful supplemental information about the financial performance of our business, enables comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business.

Overview

TripAdvisor, Inc. owns and operates a portfolio of leading online travel brands.  TripAdvisor, our flagship brand, is the world’s largest travel site.  Our mission is to help people around the world plan and book the perfect trip. We accomplish this by, among other things, aggregating millions of travelers’ reviews and opinions about accommodations, destinations, activities and attractions, and restaurants throughout the world so that our users have access to trusted advice wherever their trip takes them. Our platform not only helps users plan their trip with our unique user-generated content, but also enables users to compare real-time pricing and availability so that they can book hotels, vacation rentals, flights, activities and attractions, and restaurants.

Our TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 46 countries worldwide. Our TripAdvisor-branded websites reached 350 million average monthly unique visitors during the year ended December 31, 2015, according to our internal log files. We currently feature 320 million reviews and opinions on 6.2 million places to stay, places to eat and things to do – including 995,000 hotels and accommodations and 770,000 vacation rentals, 3.8 million restaurants and 625,000 attractions around the world. In addition to user-generated content, our websites feature price comparison tools and links to partner websites, including travel advertisers, on which users can book their travel arrangements.  Users may now also complete hotel bookings directly with our partners through tripadvisor.com and also through the TripAdvisor mobile application, where coverage is available. In addition to the flagship TripAdvisor brand, we now manage and operate 23 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry.

Executive Summary

Our long-term financial results are principally dependent on our ability to grow click-based advertising revenue, or CPC revenue. We are investing in areas of potential CPC revenue growth, including enabling users to transact directly on our site, or instant booking, international expansion and innovations in the mobile user experience. We are also investing in display-based advertising, Business Listings, Attractions, Restaurants and Vacation Rentals. As the largest online travel website, we believe we are an attractive marketing channel for advertisers—including hotel chains, independent hoteliers, online travel agencies, destination marketing organizations, and other travel-related and non-travel related product and service providers— who seek to sell their products and services to our large user base. The key drivers of our click-based and display-based advertising revenue are described below, as well as a summary of our key growth areas, current trends impacting our business and our reporting segments, which currently consists of our Hotel segment and Other segment.

Key Drivers of Click-Based Advertising Revenue

For the years ended December 31, 2015, 2014 and 2013, 64%, 70% and 74%, respectively, of our total revenue came from our  CPC product. All of our CPC revenue is included in our Hotel segment.  The key drivers of our CPC revenue include the growth in monthly unique hotel shoppers and particularly revenue per hotel shopper.

•

Hotel shoppers: We believe total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth. Additionally, we track and analyze sub-segments of our traffic and their correlation to revenue generation and utilize data regarding hotel shoppers as a key indicator of revenue growth. We use the term “hotel shoppers” to refer to visitors who view either a listing of hotels in a city or a specific hotel page. The number of hotel shoppers tends to vary based on seasonality of the travel industry and general economic conditions, as well as other factors outside of our control. Given these factors, as well as the trend towards increased usage on mobile devices (for which usage trends continue to evolve) and international growth, quarterly and annual hotel shopper growth is difficult to forecast. Average monthly unique hotel shoppers on TripAdvisor sites increased 16% for the year ended December 31, 2015 over 2014 and increased 10% for the year ended December 31, 2014 over 2013, according to our internal log files. The increase in hotel shoppers for the year ended December 31, 2015 is primarily due to success in our online marketing strategy, a growing number of hotel shoppers visiting our websites on mobile devices, as well as favorable comparatives for search engine optimization (“SEO”) due to lower average monthly unique hotel shopper growth, during the majority of the year ended December 31, 2014.  Increasing the number of hotel shoppers on our sites remains a top strategic priority.

•

Revenue per hotel shopper: Revenue per hotel shopper is designed to measure how effectively we convert hotel shoppers into revenue on TripAdvisor-branded websites. Revenue per hotel shopper is made up of three factors—the number of monthly unique hotel shoppers on TripAdvisor-branded websites, the rate of conversion of a hotel shopper to a paid click or a booking in the case of our instant booking feature, and the price per click or commission per booking that we receive.

o

Conversion: Conversion of a hotel shopper to a paid click or booking on a TripAdvisor site is driven primarily by three factors: merchandising, commerce coverage and choice. We define merchandising as the number and location of ads that are available on a page; we define commerce coverage as whether we have a partner who can take an online booking for a particular property; and we define choice as the number of partners available for any given property.  Hotel shoppers visiting via mobile generally monetize at a significantly lower rate than hotel shoppers visiting via desktop and tablet.

o

Cost per click (CPC): Cost per click is the effective price that partners are willing to pay for a hotel shopper lead, and is determined through a competitive bidding process.  CPCs are generally lower in international markets as well as on mobile.

Revenue per hotel shopper decreased 6% for the year ended December 31, 2015 in comparison to 2014, and increased 15% for the year ended December 31, 2014 in comparison to 2013, according to our internal log files. The decrease in revenue per hotel shopper for the year ended December 31, 2015 over 2014, is primarily due to pricing pressure experienced during 2015 particularly in the second half of the year; which includes the impact from (i) product changes, such as our decision to accelerate the rollout of our instant booking feature to our US and UK markets on all devices in the third quarter of 2015, (ii) the prolonged weakness of the Euro, which has decreased our CPCs, and (iii) a growing number of hotel shoppers visiting our websites on mobile devices.  Revenue per hotel shopper increased 15% for the year ended December 31, 2014 over 2013, largely due to our implementation of hotel metasearch completed in June 2013, which resulted in higher CPC pricing paid by our partners, due to higher quality clicks being delivered, offset by relatively lower rates of hotel shopper conversion.

Key Drivers of Display-Based Advertising Revenue

For the years ended December 31, 2015, 2014 and 2013, 11%, 11% and 13%, respectively, of our total revenue came from our display-based advertising products.   Substantially all of our display-based advertising revenue is included in our Hotel segment.  The key drivers of our display-based advertising revenue include the growth in number of impressions sold, or the number of times an ad is displayed on our site, and the revenue we received for such impressions, measured in cost per thousand impressions (“CPM”). According to our internal log files, the number of impressions sold increased 14% for the year ended December 31, 2015 over 2014 and increased 19% for the year ended December 31, 2014 over 2013, primarily due to increased sales productivity, as well as increased sellable inventory due to traffic growth and introduction of new products and features, while pricing decreased 1% for both the years, respectively.

Key Growth Areas

We continue to invest in areas of potential growth, including our content and community, product innovation, and international expansion.

Content & Community.  TripAdvisor is a website on which travelers can research content and share their travel experiences with the rest of the world. Establishing and nurturing a sense of community among users and brand loyalty is a key priority and a competitive advantage for TripAdvisor. As a result, we continue to look for ways to make it easier for users to plan, compare and book their perfect trip on TripAdvisor as well as to share their experiences.

Mobile.  Innovating and improving our mobile products is a key priority. As of December 31, 2015,  we reached 290 million downloads of our mobile app and average monthly unique visitors via smartphone and tablet devices grew 32% year-over-year, according to our internal log files. We anticipate that the rate of growth in mobile visitors will continue to exceed the growth rate of our overall unique monthly visitors, and that an increasing proportion of users will use mobile devices to access the full range of services available on our sites. We are investing significant resources to improve the features, functionality and commercialization of our mobile websites and applications.

Direct Hotel Bookings on Our Websites. We believe that allowing users to book directly online without leaving our TripAdvisor websites will result in a better user experience as well as, ultimately, additional revenue to the Company.  Instant booking is a feature that enables users to book a hotel reservation directly with a hotel or OTA partner while remaining on the TripAdvisor website. We have been gradually rolling this feature out in the U.S. since June 2014, and in 2015, accelerated the rollout of instant booking for hotels across our U.S. and U.K. platforms to all users on all devices.  We also plan to continue rolling out this feature to additional international markets in 2016.  Our business success depends in large part on our ability to maintain and expand relationships with our partners in the travel industry.  These partners power the instant booking feature on our website and we believe that these partners will also benefit from this feature, through increased reservations and more direct relationships with travelers.

International Expansion. We are focused on strengthening our broad global footprint as we believe that penetrating international markets represent a long-term opportunity for us. We continue to improve localization and grow our user base in Europe, Asia and South America, especially in emerging markets, such as Brazil, Russia and China. In addition, we currently have a lead product offering in the Chinese market—re-branded Mao Tu Ying (or TripAdvisor China) — headquartered in Beijing. During the year ended December 31, 2015, international revenue accounted for 50% of our worldwide revenue.

Attractions & Restaurants. TripAdvisor has information and user-generated content on 3.8 million restaurants and 625,000 attractions around the world.   As a significant percentage of our users are not hotel shoppers, we believe TripAdvisor has a unique opportunity to monetize its community of these non-hotel shoppers looking for places to eat and things to do. With the acquisitions of our online restaurant reservation businesses, including Lafourchette, and Viator for online bookable tours and attractions, we are attempting to match more users with more businesses.

Vacation Rentals. We offer individual property owners and property managers the ability to list their properties using a free-to-list, commission-based structure or a subscription-based fee option and we believe our highly-engaged and motivated user community creates a competitive advantage for us in this market.  In the year ended December 31, 2015, Vacation Rental property listings grew 18% to 770,000 properties, driven by strong listings growth in our free-to-list model.

Current Trends Affecting Our Business

There are a number of trends that affect our business.   Following are some examples:

Continued Shift to Online Travel and Social Media to Access Travel Information. According to Phocuswright, global travel spending is expected to be greater than $1.3 trillion in 2016. Travel related commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets. For example, consumers are increasingly using online social media channels, such as Facebook and Twitter, as a means to communicate and exchange information, including travel information and opinions. We believe this trend will continue to create strategic growth opportunities, allowing us to attract new consumers and develop unique and effective advertising solutions. Over the years, we have made significant progress using social networking to leverage the expanding use of these channels and enhance traffic diversification and user engagement.

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

Increasing Competition. The travel planning industry and, more generally, the business of collecting and aggregating travel-related resources and information as well as enabling consumers to purchase travel-related products, continues to be increasingly competitive. There are an increasing number of companies including search companies, such as Google, Inc. and Baidu.com, Inc., large and increasingly consolidating online travel agencies, or OTAs (such as Expedia and Priceline and their respective subsidiaries), as well as new global entrants such as Airbnb, Inc. and Alibaba, who collect and aggregate travel information and resources and enable consumers to plan and book travel. We plan to continue to invest in order to remain the leading source of travel reviews as well as continue to enhance our user experience. In addition, we face strong competition in our Other segment: Attractions, Restaurants and Vacation Rentals.   Refer to our discussion above in “—Competition” in Item 1. “Business” section for additional information on our competition.

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

In addition, our instant booking revenue recorded under the consumption model is recognized at the time the traveler consumes the stay. Comparatively, instant booking revenue under the transaction model is recorded at the time the user books the stay and our metasearch feature revenue is recorded when a traveler makes the click-through to the travel partners’ websites.  Based on our internal data, we currently estimate the average time between a user booking a stay to consuming a stay is approximately three to five weeks, subject to seasonal variations. In future periods, greater contribution from our instant booking consumption model to click-based advertising revenue could result in additional revenue recognized at the time of a consumed stay and therefore a shift in the timing of our revenue recognition.

Evolution of the 360 Degree Travel Experience.  We believe our role in the overall travel experience continues to grow in importance in the travel industry, as we emphasize to travelers that we are the place to come “plan, compare and book” their trip.  Our websites globally reached 350 million average monthly unique visitors during the year ended December 31, 2015, according to our internal log files. With 320 million reviews and opinions on 6.2 million places to stay, places to eat and things to do – including 995,000 hotels and accommodations and 770,000 vacation rentals, 3.8 million restaurants and 625,000 attractions in 125,000 destinations throughout the world, we believe we have the best content in the travel industry for research and travel planning decision-making. When combined with our hotel metasearch capabilities to compare and find the best prices, our instant booking feature, allowing users to book their hotels on all devices directly on our website, and subsequent to their trip the ability to submit a traveler review, TripAdvisor has become a 360 degree or end to end travel experience.

Growth in Mobile Phone and Other Handheld Devices. To access the internet, users are increasingly using devices other than desktop computers, including mobile phone devices and handheld computers such as notebooks and tablets. To address these growing user demands, we continue to extend our platform to develop mobile phone and tablet applications to deliver travel information and resources. Although the substantial majority of our mobile phone users also access and engage with our websites on personal computers and tablets where we display advertising, our users could decide to access our products primarily through mobile phone devices. We do display graphic advertising on mobile phone devices; however, our mobile phone monetization strategies are still developing, as mobile phone monetization is significantly less than desktop and tablet monetization. Mobile phone growth and development remains a key strategy and we will continue to invest and innovate in this growing platform to help us maintain and grow our user base, engagement and monetization over the long term.

Segments

We have two reportable segments: Hotel and Other. Our Other segment consists of three operating segments: Attractions, Restaurants and Vacation Rentals. Our operating segments are determined based on how our chief operating decision maker manages our business, regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources. The chief operating decision maker for the Company is our Chief Executive Officer.

For further description of our segments see Item 1. “Business” in this Annual Report on Form 10-K.

Results of Operations

Selected Financial Data

(in millions, except per share data)

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenue	$1,492	$1,246	$945	20%	32%

Costs and expenses:
Cost of revenue (1)	58	40	18	45%	122%
Selling and marketing (2)	692	502	368	38%	36%
Technology and content (2)	207	171	131	21%	31%
General and administrative (2)(3)	210	128	98	64%	31%
Depreciation	57	47	30	21%	57%
Amortization of intangible assets	36	18	6	100%	200%
Total costs and expenses	1,260	906	651	39%	39%
Operating income	232	340	294	(32)%	16%
Other income (expense):
Interest expense	(10)	(9)	(10)	11%	(10)%
Interest income and other, net	17	(9)	-	(289)%	100%
Total other income (expense), net	7	(18)	(10)	(139)%	80%
Income before income taxes	239	322	284	(26)%	13%
Provision for income taxes	(41)	(96)	(79)	(57)%	22%
Net income	$198	$226	$205	(12)%	10%
Earnings per share attributable to common stockholders:
Basic	$1.38	$1.58	$1.44	(13)%	10%
Diluted	$1.36	$1.55	$1.41	(12)%	10%
Weighted average common shares outstanding:
Basic	144	143	143	1%	0%
Diluted	146	146	145	0%	1%
Other financial data:
Adjusted EBITDA (4)	$466	$468	$379	0%	23%

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangibles assets	$9	$4	$1
Amortization of website development costs included in depreciation	37	30	20
	$46	$34	$21
(2) Includes stock-based compensation expense as follows:
Selling and marketing	$16	$13	$11
Technology and content	28	27	21
General and administrative	28	23	17

(3) Includes a non-cash charitable contribution to the Foundation of $67 million for the year ended December 31, 2015.

     See “Note 12— Commitments and Contingencies” in the notes to the consolidated financial statements in Item 8 for additional information regarding our charitable contributions to the Foundation.

(4) See “Adjusted EBITDA” discussion below for more information.

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

We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation and other stock-settled obligations; (6) goodwill, long-lived asset and intangible asset impairments; and (7) other non-recurring expenses. Adjusted EBITDA is the primary metric by which management evaluates the performance of its business and on which internal budgets and forecasts are based. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. We believe that by excluding certain non-cash expenses, such as stock-based compensation, Adjusted EBITDA corresponds more closely to the cash that operating income generated from our business and allows investors to gain an understanding of the factors and trends affecting the ongoing cash earnings capabilities of our business, from which capital investments are made and debt is serviced.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results reported in accordance with GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the interest expense, or cash requirements necessary to service interest or principal payments on our debt;
•	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation or other stock-settled obligations;
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

Refer to “Note 16— Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented above.

Consolidated Revenue and Segments

Revenue by Product

We derive the substantial portion of our revenue through the sale of advertising, primarily through click-based advertising, which includes instant booking revenue and, to a lesser extent, display-based advertising. In addition, we earn revenue from a combination of: subscription-based and transaction-based offerings from our Business Listings products; subscription and commission-based offerings from our Vacation Rentals products; room reservations sold through our Jetsetter and Tingo brands; destination activities primarily sold through Viator; and online restaurant reservations booked primarily through Lafourchette, or thefork.com. We also derive revenue from content licensing.

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(in millions)
Click-based advertising	$956	$870	$696	10%	25%
Display-based advertising	159	140	119	14%	18%
Subscription, transaction and other*	377	236	130	60%	82%
Total revenue	$1,492	$1,246	$945	20%	32%

* Substantially all revenue reported in our Other segment is from our subscription, transaction and other products.

2015 vs. 2014

Revenue increased $246 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to an increase in click-based advertising revenue of $86 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 16%, partially offset by a decrease in revenue per hotel shopper of 6% for the year ended December 31, 2015. Display-based advertising increased by $19 million during the year ended December 31, 2015, primarily as a result of a 14% increase in the number of impressions sold when compared to the same period in 2014, partially offset by a decrease in pricing by 1% for the same period. Subscription, transaction and other revenue increased by $141 million during the year ended December 31, 2015, primarily due to growth in Attractions, Restaurants, Business Listings, and Vacation Rentals, which includes incremental revenue for the year ended December 31, 2015 of $96 million, related to our Attraction and Restaurant businesses.

2014 vs. 2013

Revenue increased $301 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to an increase in click-based advertising revenue of $174 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 10% and an increase in revenue per hotel shopper of 15% for the year ended December 31, 2014. Display-based advertising increased by $21 million during the year ended December 31, 2014, primarily as a result of a 19% increase in the number of impressions sold when compared to the same period in 2013, partially offset by a decrease in pricing by 1% for the same period. Subscription, transaction and other revenue increased by $106 million during the year ended December 31, 2014, primarily due to growth in Business Listings and Vacation Rentals, as well as revenue generated by the businesses we acquired during 2014 of $43 million.

Foreign Exchange Impact on Revenue

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the year ended December 31, 2015 to the same periods in 2014 had an unfavorable impact on our revenue.  If we had translated revenue for the year ended December 31, 2015 using the prior year's quarter to date average exchange rates for our settlement currencies other than the U.S. dollar, we estimate our total revenue and click-based advertising revenue would have been $1,584 million and $1,027 million, respectively, or $92 million and $71 million higher, respectively, than our actual revenue as reported, of $1,492 million and $956 million, respectively, for the year ended December 31, 2015.

The general movement of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the year ended December 31, 2014 to the same periods in 2013 had a minimal impact on our revenue.  If we had translated revenue for the year ended December 31, 2014 using the prior year's quarter to date average exchange rates for our settlement currencies other than the U.S. dollar, we estimate our total revenue and click-based advertising revenue would have been $1,244 million and $869 million, respectively, or $2 million and $1 million lower, respectively, than our actual revenue as reported, of $1,246 million and $870 million, respectively, for the year ended December 31, 2014.

Revenue and Adjusted EBITDA by Segment

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
REVENUE:	(in millions)
Hotel	$1,263	$1,135	$899	11%	26%
Other	229	111	46	106%	141%
Total revenue	$1,492	$1,246	$945	20%	32%
ADJUSTED EBITDA (1):
Hotel	$472	$472	$384	0%	23%
Other	(6)	(4)	(5)	(50)%	20%
Total Adjusted EBITDA	$466	$468	$379	0%	23%
ADJUSTED EBITDA Margin (2):
Hotel	37%	42%	43%
Other	(3)%	(4)%	(11)%

(1)

Included in Adjusted EBITDA is a general and administrative expense allocation for each segment, which is based on the segment’s percentage of our total personnel costs, excluding stock-based compensation. See “Note 16 — Segment and Geographic Information,” in the notes to our consolidated financial statements in Item 8 for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented above.

(2)

We define “Adjusted EBITDA margin”, a non-GAAP measure, as Adjusted EBITDA as a percentage of revenue. See “Adjusted EBITDA” discussion above for more information on the limitations of using Adjusted EBITDA, a non-GAAP measure, as an analytical tool.

Hotel

Our Hotel segment revenue increased $128 million during the year ended December 31, 2015 when compared to the same period in 2014, and increased $236 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to an increase in click-based advertising revenue of $86 million and $174 million, respectively, and an increase in display-based advertising of $19 million and $21 million, respectively. Subscription, transaction and other revenue increased by      $23 million during the year ended December 31, 2015 when compared to the same period in 2014, and increased by $41 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to growth in Business Listings.

Our Hotel segment revenue growth rate decelerated to 11% during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to a decline in revenue per hotel shopper.  As discussed above, the decline in revenue per hotel shopper was primarily due to pricing pressure experienced during 2015 particularly in the second half of the year; which includes the impact from (i) product changes, such as our decision to accelerate the rollout of our instant booking feature to our US and UK markets on all devices in the third quarter of 2015, (ii) the prolonged weakness of the Euro, which has decreased our CPCs, and (iii) a growing number of hotel shoppers visiting our websites on mobile devices.

Adjusted EBITDA in our Hotel segment for the year ended December 31, 2015, was flat when compared to the same period in 2014, and increased $88 million during the year ended December 31, 2014 when compared to the same period in 2013, due to an increase in revenue, offset primarily by increased personnel and overhead costs, search engine marketing, or SEM costs, and other online traffic acquisition costs, and TV advertising. Our Hotel segment adjusted EBITDA margin decelerated slightly during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to the deceleration in revenue growth year over year. The segment’s Adjusted EBITDA margin for the year ended December 31, 2014, was essentially flat when compared to the same period in 2013.

Other

Our Other segment revenue increased $118 million during the year ended December 31, 2015 when compared to the same period in 2014, and increased $65 million during the year ended December 31, 2014 when compared to the same period in 2013. This was driven by growth in our Vacation Rentals business, primarily due to our free-to-list commission-based booking model, and $96 million and $43 million in incremental revenue during the years ended December 31, 2015 and 2014, respectively, related to our Attraction and Restaurant businesses.

Adjusted EBITDA in our Other segment decreased $2 million during the year ended December 31, 2015 when compared to the same period in 2014 and was essentially flat during the year ended December 31, 2014 when compared to the same period in 2013.  This was primarily due to investments to fund growth initiatives at our Attractions, Restaurants, and Vacation Rentals businesses, which are all at earlier stages of their growth and business life cycle, and is a contributing factor to this reportable segment operating at a loss.

Revenue by Geography

The following table presents our revenue by geographic region, which reflects how we view our geographic revenue internally. Revenue by geography is based on the geographic location of our websites:

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(in millions)
Revenue by geographic region:
North America (1)	$775	$629	$494	23%	27%
EMEA (2)	473	405	291	17%	39%
APAC (3)	172	156	122	10%	28%
LATAM (4)	72	56	38	29%	47%
Total	$1,492	$1,246	$945	20%	32%

(1)	United States and Canada*
(2)	Europe, Middle East and Africa
(3)	Asia-Pacific
(4)	Latin America
*	Canada is included in international revenue below for discussion purposes.

International revenue increased $100 million and $171 million during the years ended December 31, 2015 and 2014, respectively, compared to the same periods in 2014 and 2013. International revenue represented 50%, 52%, and 51% of total revenue during the years ended December 31, 2015, 2014, and 2013, respectively. Although international revenue increased, our international revenue growth rate decelerated and international revenue, as a percentage of total revenue, declined slightly during the year ended December 31, 2015 when compared to the same periods in 2014 and 2013, primarily due to the impact of fluctuations in foreign exchange rates, specifically the prolonged weakness of the Euro, in addition to our accelerated rollout of instant booking in the U.K. during 2015 and generally lower CPC’s, or monetization, in markets outside the U.S. overall.

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

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(in millions)
Direct costs	$43	$31	$18	39%	72%
Personnel and overhead	15	9	-	67%	100%
Total cost of revenue	$58	$40	$18	45%	122%
% of revenue	3.9%	3.2%	1.9%

2015 vs. 2014

Cost of revenue increased $18 million during the year ended December 31, 2015, respectively, when compared to the same periods in 2014, primarily due to increased merchant credit card and transaction fees, driven by additional transaction costs from our 2014 business acquisitions in Attractions and Restaurants and growth in our Vacation Rental free-to-list business; increased personnel costs from additional headcount to support business growth and customer support; and incremental personnel costs related to Attractions and Restaurants.  Our Attraction and Restaurant businesses contributed an incremental $15 million to our cost of revenue for the year ended December 31, 2015, of which an incremental $6 million was related to personnel and overhead.

2014 vs. 2013

Cost of revenue increased $22 million during the year ended December 31, 2014, respectively, when compared to the same periods in 2013, primarily due to increased data center costs, driven by higher site traffic; increased merchant credit card and transaction fees, driven by additional transaction costs from our 2014 business acquisitions and free-to-list growth in our Vacation Rental business; and customer support costs.  In total, our Attraction and Restaurant businesses contributed $6 million to our cost of revenue in 2014, of which $3 million related to personnel and overhead.

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

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(in millions)
Direct costs	$514	$347	$243	48%	43%
Personnel and overhead	178	155	125	15%	24%
Total selling and marketing	$692	$502	$368	38%	36%
% of revenue	46.4%	40.3%	38.9%

2015 vs. 2014

Direct selling and marketing costs increased $167 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to increased SEM costs and other online traffic acquisition costs, increased costs related to our television campaign, and incremental costs related to our 2014 business acquisitions in Attractions and Restaurants.  During the year ended December 31, 2015, we spent $51 million on our television advertising campaign.  Personnel and overhead costs increased $23 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to incremental personnel costs related to our 2014 business acquisitions in Attractions and Restaurants.  Our Attraction and Restaurant businesses contributed an incremental $68 million to our selling and marketing expenses for the year ended December 31, 2015, of which an incremental $20 million was related to personnel and overhead.

2014 vs. 2013

Direct selling and marketing costs increased $104 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to increased SEM costs, other online traffic acquisition costs, costs related to our television campaign, in addition to incremental costs from our recent business acquisitions, partially offset by a decrease in spending in social media costs and other offline advertising costs, excluding television advertising.  We spent $33 million on our television campaign during the year ended December 31, 2014, which was launched in May 2014.  Personnel and overhead costs increased $30 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to an increase in headcount to support business growth, including international expansion and employees joining us through recent business acquisitions, which also increased stock-based compensation costs.  In total, our Attraction and Restaurant businesses contributed $25 million to our selling and marketing expense in 2014, of which $8 million related to personnel and overhead.

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

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(in millions)
Personnel and overhead	$174	$147	$114	18%	29%
Other	33	24	17	38%	41%
Total technology and content	$207	$171	$131	21%	31%
% of revenue	13.9%	13.7%	13.9%

2015 vs. 2014

Technology and content costs increased $36 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as incremental personnel costs related to our 2014 business acquisitions in Attractions and Restaurants.  Our Attraction and Restaurant businesses contributed an incremental $15 million to our technology and content expenses for the year ended December 31, 2015, of which an incremental $9 million was related to personnel and overhead.

2014 vs. 2013

Technology and content costs increased $40 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as additional personnel costs related to employees joining us through business acquisitions and also increased stock-based compensation costs.  In total, our Attraction and Restaurant businesses contributed $6 million to our technology and content expense in 2014, of which $4 million related to personnel and overhead.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead costs, for personnel engaged in executive leadership, finance, legal, and human resources, including stock-based compensation. General and administrative costs also include professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense and charitable contributions.

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(in millions)
Personnel and overhead	$106	$87	$66	22%	32%
Professional service fees and other	104	41	32	154%	28%
Total general and administrative	$210	$128	$98	64%	31%
% of revenue	14.1%	10.3%	10.4%

2015 vs. 2014

General and administrative costs increased $82 million during the year ended December 31, 2015, when compared to the same period in 2014, primarily due to an increase in charitable contributions of $59 million.  During the year ended December 31, 2015, we made a $67 million non-cash contribution to settle our pledge obligation to the Foundation, while we recorded a charitable contribution of $8 million in the year ending December 2014, which was settled in cash.  See “Note 12— Commitments and Contingencies” in the notes to our consolidated financial statements in Item 8 for additional information regarding our charitable contributions to the Foundation.  Personnel costs and overhead costs also increased $19 million, which was related to an increase in headcount to support our business operations, as well as incremental personnel costs related to our 2014 business acquisitions in Attractions and Restaurants.  Our Attraction and Restaurant businesses contributed an incremental $11 million to our general and administrative expenses for the year ended December 31, 2015, of which an incremental $8 million was related to personnel and overhead.

2014 vs. 2013

General and administrative costs increased $30 million during the year ended December 31, 2014, when compared to the same period in 2013, primarily due to personnel costs and overhead costs related to an increase in headcount to support our business operations, as well as additional personnel costs related to employees joining us through recent business acquisitions and professional fees primarily related to our 2014 business acquisitions, higher charitable contributions and increased bad debt expense.  In total, our Attraction and Restaurant businesses contributed $8 million to our general and administrative expenses in 2014, of which $5 million related to personnel and overhead.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, our corporate headquarters building and amortization of capitalized software and website development costs.

	Year ended December 31,
	2015	2014	2013
	(in millions)
Depreciation	$57	$47	$30
% of revenue	3.8%	3.8%	3.2%

Depreciation expense increased $10 million during the year ended December 31, 2015 when compared to the same period in 2014, and increased $17 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to increased amortization related to capitalized software and website development costs and depreciation on our corporate headquarters building.

Amortization of Intangible Assets

Amortization consists of the amortization of purchased definite-lived intangibles.

	Year ended December 31,
	2015	2014	2013
	(in millions)
Amortization of intangible assets	$36	$18	$6
% of revenue	2.4%	1.4%	0.6%

Amortization of intangible assets increased $18 million during the year ended December 31, 2015 when compared to the same period in 2014, and increased $12 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to incremental amortization from purchased definite lived intangibles related to our 2014 business acquisitions. Refer to “Note 3— Acquisitions and Dispositions” in the notes to our consolidated financial statements in Item 8 for additional information on our acquisitions.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2011 Credit Facility, 2015 Credit Facility, and Chinese Credit Facilities (as such, facilities are described in greater detail below), as well as interest on our financing obligation related to our corporate headquarters.

	Year ended December 31,
	2015	2014	2013
	(in millions)
Interest expense	$(10)	$(9)	$(10)

Interest expense increased $1 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to interest imputed on our financing obligation related to our corporate headquarters lease of approximately $4 million in 2015, partially offset by a decrease in interest incurred due to lower average outstanding borrowings during 2015.  Interest expense did not materially change during the year ended December 31, 2014, when compared to the same period in 2013.  Refer to “Note 8— Debt”  and “Note 12— Commitments and Contingencies”   in the notes to our consolidated financial statements in Item 8 for additional information on our outstanding borrowing facilities and our financing obligation related to our corporate headquarters, respectively.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned and amortization of discounts and premiums on our marketable securities, net foreign exchange gains and losses, and gains and losses on sales of our marketable securities and sale of businesses.

	Year ended December 31,
	2015	2014	2013
	(in millions)
Interest income and other, net	$17	$(9)	$-

2015 vs. 2014

Interest income and other, net increased during the year ended December 31, 2015, respectively, when compared to the same periods in 2014, primarily due to the fluctuation of foreign exchange rates and a $20 million gain from the sale of one of our Chinese subsidiaries during 2015.   Refer to “Note 3— Acquisitions and Dispositions” in the notes to our consolidated financial statements in Item 8 for additional information on the sale of this business.

2014 vs. 2013

Interest income and other, net decreased $9 million during the year ended December 31, 2014, respectively, when compared to the same periods in 2013, primarily due to the fluctuation of foreign exchange rates.

Provision for Income Taxes

	Year ended December 31,
	2015	2014	2013
	(in millions)
Provision for income taxes	$41	$96	$79
Effective tax rate	17.2%	29.8%	27.8%

2015 vs. 2014

Our effective tax rate decreased to 17.2% during the year ended December 31, 2015 from 29.8% in the same period in 2014. The change in the effective tax rate for 2015 compared to the 2014 rate was primarily due to a change in jurisdictional earnings, which includes an incremental $59 million of expense related to charitable contributions in the U.S. during 2015, and the recognition of a tax benefit of $13 million in response to a recent U.S. Tax Court ruling in regards to Altera Corporation on the treatment of stock-based compensation in cost-sharing arrangements.  Refer to “Note 9— Income Taxes” in the notes to our consolidated financial statements in Item 8 for a discussion regarding the Altera Corporation court ruling.

Our effective tax rate is generally less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower. This is partly driven by a decrease in the statutory tax rate in the United Kingdom from 21% to 20% in 2015, and our tax incentive on qualifying income in Singapore granted by the Singapore Economic Development Board in 2011. This incentive provides for a reduced tax rate on qualifying income of 5% as compared to Singapore’s statutory tax rate of 17% and is conditional upon our meeting certain employment and investment thresholds. Our effective tax rate is partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions.

2014 vs. 2013

Our effective tax rate increased 2% during the year ended December 31, 2014 over the same period in 2013. The change in the effective tax rate for 2014 compared to the 2013 rate was primarily due to a change in jurisdictional earnings and certain discrete items.

Our effective tax rate is generally less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower. This is partly driven by a decrease in the statutory tax rate in the United Kingdom from 23% to 21% in 2014, and our tax incentive on qualifying income in Singapore granted by the Singapore Economic Development Board in

2011. Our effective tax rate is partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions.

Liquidity and Capital Resources

The following section explains how we have generated and used our cash historically, describes our current capital resources and discusses our future financial commitments.

Cash Requirements

The following table aggregates our material contractual obligations and minimum commercial commitments as of December 31, 2015:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
2015 Credit Facility and Chinese Credit Facilities (1)	$201	$1	$—	$200	$—
Expected interest payments on 2015 Credit Facility (1)	15	3	7	5	—
Property leases, net of sublease income (2)	250	22	45	44	139
Total (3)	$466	$26	$52	$249	$139

(1)

The amounts included as expected interest payments on the 2015 Credit Facility in this table are based on the current effective interest rate as of December 31, 2015, but, could change significantly in the future. Amounts assume that our existing debt is repaid at maturity and do not assume additional borrowings or refinancing of existing debt. See “Note 8— Debt” in the notes to the consolidated financial statements in Item 8 for additional information on our 2015 Credit Facility and Chinese Credit Facilities.

(2)

Estimated future minimum rental payments under operating leases with non-cancelable lease terms, including our corporate headquarters lease in Needham, MA. See discussion under “Office Lease Commitments” below.

(3)

Excluded from the table was $87 million of unrecognized tax benefits, including interest, that we have recorded in other long-term liabilities for which we cannot make a reasonably reliable estimate of the amount and period of payment.  We do not anticipate any material changes in the next year.

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

We immediately borrowed $290 million from this revolving credit facility, which was used to repay all outstanding borrowings pursuant to the 2011 Credit Facility (as described in “Note 8— Debt” in the notes to the consolidated financial statements in Item 8) and is recorded in long term liabilities on our consolidated balance sheet as of December 31, 2015.  There is no specific repayment date prior to the five-year maturity date for borrowings under this revolving credit facility, however, the Company may determine to make payments on this debt, based on current interest rates and liquidity requirements, at various times during the five-year period.  During the year ended December 31, 2015, the Company has repaid $90 million of our outstanding borrowings on the 2015 Credit Facility.  Based on the Company’s current leverage ratio, our borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. The Company is currently borrowing under a one-month interest period of approximately 1.7% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period.

We are also required to pay a quarterly commitment fee, on the daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20.0 basis points, given the Company’s current leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of December 31, 2015, we had issued $2 million of outstanding letters of credit under the 2015 Credit Facility.

We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of the Company have agreed to guarantee the Company’s obligations under the 2015 Credit Facility.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under 2015 Credit Facility.  As of December 31, 2015, we are in compliance with all of our debt covenants.

Chinese Credit Facilities

In addition to our borrowings under the 2015 Credit Facility, we maintain our Chinese Credit Facilities. As of December 31, 2015 and 2014, we had $1 million and $38 million of short term borrowings outstanding, respectively.

Our Chinese subsidiary is entered into a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Our Chinese Credit Facility—BOA currently bears interest based at a 100% of the People’s Bank of China’s base rate, which was 4.35% as of December 31, 2015.  During the year ended December 31, 2015, the Company made a $22 million repayment of our outstanding borrowings on our Chinese Credit Facilities- BOA. As of December 31, 2015, we had $1 million of outstanding borrowings from the Chinese Credit Facility—BOA.

In addition, our Chinese subsidiary is entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”).  Our Chinese Credit Facility—JPM currently bears interest based at a 100% of the People’s Bank of China’s base rate, which was 4.35% as of December 31, 2015.  During the year ended December 31, 2015, the Company made a $19 million repayment of our outstanding borrowings on our Chinese Credit Facilities- JPM.  As of December 31, 2015, there are no outstanding borrowings under our Chinese Credit Facility – JPM.

Office Lease Commitments

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

Because we were involved in the construction project and were responsible for paying a portion of the costs of normal finish work and structural elements of the Premises, the Company was deemed for accounting purposes to be the owner of the Premises during the construction period under build to suit lease accounting guidance under GAAP. Therefore, the Company recorded project construction costs during the construction period incurred by the landlord as a construction-in-progress asset and a related construction financing obligation on our consolidated balance sheets.  The amounts that the Company has paid or incurred for normal tenant improvements and structural improvements had also been recorded to the construction-in-progress asset.

Upon completion of construction at end of the second quarter of 2015, we evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under GAAP. We concluded that we have forms of continued economic involvement in the facility, and therefore did not meet the provisions for sale-leaseback accounting. This determination was based on the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Therefore, the Lease has been accounted for as a financing obligation. Accordingly, we began depreciating the building asset over its estimated useful life and incurring interest expense related to the financing obligation imputed using the effective interest rate method. We will bifurcate our lease payments pursuant to the Premises into: (i) a portion that is allocated to the building (a reduction to the financing obligation) and; (ii) a portion that is allocated to the land on which the building was constructed.  The portion of the lease obligations allocated to the land is treated as an operating lease that commenced in 2013. The financing obligation is considered a long-term finance lease obligation and is recorded to long-term liabilities on our consolidated balance sheet.  At the end of the lease term, the carrying value of the building asset and the remaining financing obligation are expected to be equal, at which time we may either surrender the leased asset as settlement of the remaining financing obligation or extend the initial term of the lease for the continued use of the asset. In 2015, the Company recorded $4 million in interest expense, $2 million in depreciation expense and $1 million in rent expense related to the Premises.

We also lease an aggregate of approximately 410,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, in cities such as, New York, Boston, London, and Beijing, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with expiration dates through June 2027.

As of December 31, 2015, future minimum commitments under our corporate headquarters lease and other non-cancelable operating leases for office space with terms of more than one year and contractual sublease income were as follows:

Year	Corporate Headquarters Lease (1)	Other Operating Leases	Sublease Income	Total Lease Commitments (Net of Sublease Income)
	(in millions)
2016	$9	$15	$(2)	$22
2017	9	15	(1)	23
2018	9	14	(1)	22
2019	9	14	(1)	22
2020	9	13	—	22
Thereafter	97	42	—	139
Total minimum lease payments	$142	$113	$(5)	$250

(1)

Amount includes an $84 million financing obligation, which we have recorded in other long-term liabilities on our consolidated balance sheet at December 31, 2015, related to our corporate headquarters lease.

Letters of Credit

As of December 31, 2015, we have issued unused letters of credit totaling $2 million, related to our property leases, which includes $1 million delivered to the landlord of our corporate headquarters as security deposit, which amount is subject to increase under certain circumstances.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Net cash provided by (used in):
Operating activities	$382	$387	$349
Investing activities	(60)	(234)	(196)
Financing activities	(153)	(41)	(170)

Our principal source of liquidity is cash flows generated from operations, although liquidity needs can also be met through drawdowns under our credit facilities discussed above. As of December 31, 2015 and 2014, we had $698 million and $594 million of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of December 31, 2015 approximately $521 million of our cash, cash equivalents and short and long-term marketable securities are held by our international subsidiaries, primarily in the United Kingdom, and are related to earnings we intend to reinvest permanently outside the United States. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $759 million as of December 31, 2015. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Cash held is primarily denominated in U.S. dollars.

As of December 31, 2015, we had $798 million of borrowing capacity available under our 2015 Credit Facility. In addition, we had approximately $49 million of available borrowing capacity under our Chinese Credit Facilities, which currently bear interest at a rate based on 100% of the People’s Bank of China’s base rate, or 4.35% as of December 31, 2015.

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

2015 vs. 2014

Operating Activities

For the year ended December 31, 2015, net cash provided by operating activities decreased by $5 million or 1% when compared to the same period in 2014, primarily due to a decrease in net income of $28 million and working capital movements of $16 million, offset by an increase in non-cash items affecting cash flows of $39 million, which is primarily due to an increase in the following items; stock-based compensation; depreciation; amortization of intangibles; and charitable contributions, partially offset by a decrease in excess tax benefits from stock-based awards; deferred tax benefits; fluctuation of foreign exchange rates; and the gain on sale of a business.  The decrease in working capital movements of $16 million was primarily related to an overall lower income tax provision for 2015, partially offset by an increase in operating cash flow from deferred merchant payables.

Investing Activities

For the year ended December 31, 2015, net cash used in investing activities decreased by $174 million when compared to the same period in 2014, primarily due to a net decrease in cash paid for business acquisitions of $302 million and net proceeds from the sale of one of our Chinese subsidiaries of $25 million in 2015, partially offset by a net increase in cash used for the purchases, sales and maturities of our marketable securities of $125 million, and an increase in capital expenditures of $28 million, primarily driven by expenditures on our corporate headquarters.

Financing Activities

For the year ended December 31, 2015, net cash used in financing activities increased by $112 million when compared to the same period in 2014, primarily due to the repayment of our Term Loan of $300 million in 2015, or an incremental outflow of $260 million, partial repayment of our outstanding borrowings related to our 2015 Credit Facility of $90 million, incremental repayments of our outstanding borrowings related to our Chinese Credit Facilities of $38 million, and an increase in tax withholdings payments of $40 million primarily related to the exercise of our stock options, partially offset by net borrowings on our 2015 Credit Facility of $287 million, incremental excess tax benefits related to stock-based compensation of $16 million, and receipts of $12 million in lease incentive payments related to our corporate headquarters building financing obligation.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contingencies

In the ordinary course of business, we and our subsidiaries are parties to regulatory and legal matters.  These matters may relate to claims involving alleged infringement of third-party intellectual property rights, defamation, taxes, regulatory compliance and other claims. Periodically, we review the status of all significant outstanding matters to assess the potential financial exposure.  When (i) it is probable that an asset has been impaired or a liability has been incurred, and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations.  We provide disclosure in the notes to the consolidated statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on the business.  However, the final outcome of these matters could vary significantly from our estimates. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

We are also under audit by the Internal Revenue Service (IRS) and various other domestic and foreign tax authorities with regards to income tax matters. We have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities. Although we believe our tax estimates are reasonable, the final determination of audits could be materially different from our historical income tax provisions and accruals. The results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period for which that determination is made.

Additionally, we earn an increasing portion of our income, and accumulate a greater portion of cash flows, in foreign jurisdictions which we consider indefinitely reinvested. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on our U.S. tax expense and cash flows.  See “Note 9— Income Taxes” in the notes to our consolidated financial statements in Item 8 for further information on potential contingencies surrounding income taxes.

Related Party Transactions

For information on our relationships with Expedia and Liberty TripAdvisor Holdings, Inc. refer to “Note 15 —Related Party Transactions” in the notes to our consolidated financial statements in Item 8.

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

Our significant accounting policies and estimates are more fully described in “Note 2— Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8. A discussion of information about the nature and rationale for our critical accounting estimates is below.

Business Combination Valuations and Recoverability of Goodwill, Indefinite and Definite-Lived Intangible Assets

Goodwill. We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. We assess goodwill, which is not amortized, for impairment as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). Each of our operating segments with goodwill represents a reporting unit for the purpose of assessing impairment.  Goodwill is allocated to our reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.

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

In determining the estimated fair value of assets acquired and liabilities assumed in business combinations and for determining implied fair values of reporting units in a quantitative goodwill impairment test, we use one, or a blend, of the following recognized valuation methods: the income approach (including discounted cash flows), the market approach or the cost approach. Our significant estimates in those fair value measurements may include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and/or operating income multiples. Further, when measuring fair value based on discounted cash flows, we make assumptions about risk-adjusted discount rates, rates of increase in revenue, cost of revenue, and operating expenses, weighted average cost of capital, rates of long-term growth, and income tax rates. Valuations are performed by management or third party valuation specialists under management's supervision, where appropriate. We believe that the fair values assigned to the assets acquired and liabilities assumed in business combinations and impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.

As part of our qualitative assessment for our 2015 goodwill impairment analysis , the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate,

(b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) comparison of our current financial performance to historical and budgeted results, and (f) changes in excess market capitalization over book value based on our common stock price and other market specific information. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that goodwill was not impaired for any of our reporting units.

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

As part of our qualitative assessment for our 2015 impairment analysis, the factors that we considered for our indefinite-lived intangible assets included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) comparison of our current financial performance to historical and budgeted results, (f) changes in excess market capitalization over book value based on our common stock price, and (g)  the amount of excess of the fair value of our trade names and trademarks to the carrying value of those same assets, using the results of our most recent quantitative assessment. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that these assets were not impaired.

There were no impairment charges recognized to our consolidated statements of operations during the years ended December 31, 2015, 2014 and 2013 related to our goodwill and indefinite lived intangible assets.

Definite-Lived Intangible Assets and Other Long-Lived Assets. Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of one to twelve years. The straight-line method of amortization is currently used for our definite-lived intangible assets as it approximates, or is our best estimate, of the distribution of the economic use of our identifiable intangible assets. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.

Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset by determining if the carrying value of the asset exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset over the remaining economic life of the primary asset of the group. If the recoverability test indicates that the carrying value of the asset is not recoverable, we will estimate the fair value of the asset using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured by the amount that the carrying value of such assets exceeds their fair value and would be included in operating income on the consolidated statement of operations. We have not identified any circumstances that would warrant an impairment charge of any recorded assets in our consolidated balance sheet at December 31, 2015.

The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in different fair values at the date of acquisition or in an impairment or, in period in which an impairment is recognized, could result in a materially different impairment charge.

For additional information on our goodwill, indefinite-lived intangibles and definite-lived intangibles refer to “Note 7— Goodwill and Intangible Assets, Net” in the notes to our consolidated financial statements in Item 8.

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

See “Note 9— Income Taxes” in the notes to our consolidated financial statements in Item 8 for further information on income taxes.

Stock-Based Compensation

Stock Options

The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Stock options granted during the year ended December 31, 2015 have a term of ten years from the date of grant and generally vest over a four-year requisite service period.

During the year ended December 31, 2015, we issued 586,851 of primarily service based stock non-qualified stock options under the 2011 Incentive Plan with a weighted average grant-date fair value per option of $33.02. We will amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

The estimated fair value of the options granted under the 2011 Incentive Plan to date, have been calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to value stock-based awards, which includes the risk-free rate of return, expected volatility, expected term and expected dividend yield.

Our risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. Our expected volatility is calculated by equally weighting the historical volatility and implied volatility on our own stock.  Historical volatility is determined using actual daily price observations of our stock price over a period equivalent to or approximate to the expected term of our stock option grants to date. Implied volatility represents the volatility of our actively traded options on our stock, with remaining maturities in excess of six months and market prices approximate to the exercise prices of the stock option grant.   We estimate our expected term using historical exercise behavior and expected post-vest termination data. Our expected dividend yield is zero, as we have not paid any dividends on our common stock to date and do not expect to pay any cash dividends for the foreseeable future.

Restricted Stock Units (RSUs)

RSUs are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests. During the year ended December 31, 2015, we issued 1,016,626 of primarily service based RSUs under the 2011 Incentive Plan with a weighted average grant date fair value per option of $82.95.  RSUs are measured at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term (generally a four-year requisite service period) on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. Estimated forfeitures are calculated consistent with the methodology used for our stock options using historical data to estimate pre-vesting RSU forfeitures.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. We record share-based compensation expense only for those awards that are expected to vest. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change which also impacts the amount of stock compensation expense to be recognized in future periods.

Refer to “Note 4— Stock Based Awards and Other Equity Instruments” in the notes to our consolidated financial statements in Item 8 for further information on our equity award activity.

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

Refer to “Note 6— Property and Equipment, Net” in the notes to our consolidated financial statements in Item 8 for further information on our development of websites and internal use software.

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

Instant booking commission revenue is also included in click-based advertising revenue and is recorded at the time a traveler books a hotel transaction on our site where we do not assume cancellation risk, or the transaction model. In transactions in which we assume cancellation risk, we record revenue in the month in which the traveler’s stay at a hotel occurs, or the consumption model.   We have no post-booking service obligations for instant booking transactions.

Display-based Advertising. We recognize display advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract. Subscription-based revenue is recognized ratably over the related contractual period over which service is delivered.

Attractions. We receive cash from the consumer at the time of booking of the destination activity and record these amounts, net of commissions, as deferred merchant payables on our consolidated balance sheet. Commission revenue is recorded as deferred revenue at the time of booking and later recognized when the consumer has completed the destination activity. We pay the destination activity operators after the travelers’ use.

Restaurants. We recognize reservation revenues (or per seated diner fees) on a transaction-by-transaction basis as diners are seated by our restaurant customers. Subscription-based revenue is recognized ratably over the related contractual period over which the service is delivered.

Vacation Rentals. We generate revenue from customers for online advertising services related to the listing of their properties for rent primarily on either a subscription basis over a fixed-term, or on a commission basis for transactions that are booked on our platform. Payments for term-based subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably to revenue on a straight-line basis over the listing period. Our commission revenue is primarily generated on our free-to-list option, in lieu of a pre-paid subscription fee. When a commissionable transaction is booked on our platform, we receive cash from the traveler that includes both our commission, which is recorded as deferred revenue, and the amount due to the property owner, which is recorded to deferred merchant payables on our consolidated balance sheet.  We pay the amount due to the property owner and recognize our commission revenue at the time of the traveler’s stay. Additional revenues are derived on a pay-per-lead basis, as we provide leads for rental properties to property managers. Pay-per-lead revenue is billed and recognized in the period when the leads are delivered to the property managers.

New and Recently Adopted Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In September 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The planned adoption of this guidance in 2016 is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued new accounting guidance which requires an entity to present deferred tax assets and deferred tax liabilities as noncurrent on the consolidated balance sheet.  This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  The Company has early adopted this guidance and has applied the requirements retrospectively to all periods presented. The adoption of this guidance resulted in the reclassification of $10 million from current deferred income tax assets to noncurrent deferred income tax liabilities on the consolidated balance sheet as of December 31, 2014.

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

Interest Rates

Our current exposure to changes in interest rates relate primarily to our investment portfolio and the outstanding borrowings on our 2015 Credit Facility. Our interest income and expense is most sensitive to fluctuations in U.S. interest rates and Libor. Changes in interest rates affect the interest earned on our cash, cash equivalents and marketable securities and the fair value of those securities, as well as the amount of interest we pay on our outstanding debt.

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

In order to provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our current investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in an approximate $1 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

As of December 31, 2015, we had $200 million of debt under our 2015 Credit Facility, which has a variable rate. The variable interest rate on the 2015 Credit Facility is based on current assumptions, leverage and LIBOR rates. Based on our current outstanding balance through December 31, 2015, a 25 basis point change in our interest rate on the 2015 Credit Facility would result in an increase or decrease to interest expense that would be less than $1 million per annum. We currently do not hedge our interest rate risk; however, we are continually evaluating the interest rate market, and if we become increasingly exposed to potentially volatile movements in interest rates, and if these movements are material, this could cause us to adjust our financing strategy.

We did not experience any significant impact from changes in interest rates for the years ended December 31, 2015, 2014 or 2013.

Foreign Currency Exchange Rates

We conduct business in certain international markets, primarily the European Union, the United Kingdom, Singapore, Australia and China. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates.

Some of our foreign subsidiaries maintain their accounting records in their respective local currencies other than the U.S. dollar (primarily in British pounds). Consequently, changes in currency exchange rates may impact the translation of foreign financial statements into U.S. dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, revenue, operating expenses, operating income and net income. Similarly, our net assets, revenue, operating expenses, operating income and net income will decrease if the U.S. dollar strengthens against local currency. The effect of foreign exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. A hypothetical 10% decrease of the foreign exchange rates relative to the U.S. Dollar, or strengthening of the U.S. Dollar, would generate an unrealized loss of approximately $22 million related to a decrease in our net assets held in functional currencies other than the U.S. Dollar as of December 31, 2015, which would be initially recorded to accumulated other comprehensive loss on our consolidated balance sheet.

In addition, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses. We recognize these transactional gains and losses (primarily Euro currency transactions) in our consolidated statements of operations and have recorded foreign exchange losses of $6 million, $11 million and $0 million for the years ended December 31, 2015, 2014 and 2013, respectively, in interest income and other, net on our consolidated statements of operations.

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

Our current derivative contracts principally address foreign exchange fluctuation risk for the Euro versus the U.S. Dollar.  As of December 31, 2015 and 2014, we had outstanding forward currency contracts not designated as hedging contracts with a notional value of $25 million and $20 million, respectively. These contracts had maturities of less than 90 days. The fair value of these derivatives at both December 31, 2015 and 2014, were not material.  For the years ended December 31, 2015 and 2014, gains related to our derivatives contracts were recorded to interest income and other, net on our consolidated statements of operations of $2 million and $1 million, respectively. A hypothetical 10% change of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would result in an approximate change of less than $3 million in the fair value of our outstanding forward currency contracts at December 31, 2015, and a resulting equivalent gain or loss on our consolidated statement of operations. Refer to “Note 5— Financial Instruments” in the notes to the consolidated financial statements in Item 8 for further detail on our derivative instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TripAdvisor, Inc.:

We have audited the accompanying consolidated balance sheets of TripAdvisor, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TripAdvisor, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TripAdvisor, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TripAdvisor, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of TripAdvisor, Inc. for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of TripAdvisor, Inc. for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 11, 2014, except for Note 2 and Note 16,

as to which the date is

February 17, 2015

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenue	$1,492	$1,246	$945

Costs and expenses:
Cost of revenue (1)	58	40	18
Selling and marketing (2)	692	502	368
Technology and content (2)	207	171	131
General and administrative (2) (Note 12)	210	128	98
Depreciation	57	47	30
Amortization of intangible assets	36	18	6
Total costs and expenses	1,260	906	651
Operating income	232	340	294
Other income (expense):
Interest expense	(10)	(9)	(10)
Interest income and other, net (Note 17)	17	(9)	-
Total other income (expense), net	7	(18)	(10)
Income before income taxes	239	322	284
Provision for income taxes	(41)	(96)	(79)
Net income	$198	$226	$205
Earnings per share attributable to common stockholders (Note 2):
Basic	$1.38	$1.58	$1.44
Diluted	$1.36	$1.55	$1.41
Weighted average common shares outstanding (Note 2):
Basic	144	143	143
Diluted	146	146	145
(1) Excludes amortization expense as follows:
Amortization of acquired technology included in amortization of intangibles assets	$9	$4	$1
Amortization of website development costs included in depreciation	37	30	20
	$46	$34	$21
(2) Includes stock-based compensation expense as follows:
Selling and marketing	$16	$13	$11
Technology and content	$28	$27	$21
General and administrative	$28	$23	$17

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year ended December 31,
	2015	2014	2013
Net income	$198	$226	$205
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(33)	(31)	1
Reclassification adjustment on sale of business included in total other income (expense), net (Note 3)	1	-	-
Total other comprehensive (loss) income	(32)	(31)	1
Comprehensive income	$166	$195	$206

(1)

Foreign currency translation adjustments exclude income taxes due to our practice and intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations. See “Note 14 — Stockholders’ Equity”.

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$614	$455
Short-term marketable securities (Note 5)	47	108
Accounts receivable, net of allowance for doubtful accounts of $6 and $7 at December 31, 2015 and December 31, 2014, respectively (Note 2)	180	151
Prepaid expenses and other current assets	24	23
Total current assets	865	737
Long-term marketable securities (Note 5)	37	31
Property and equipment, net (Note 6)	247	195
Intangible assets, net (Note 7)	176	214
Goodwill (Note 7)	732	734
Other long-term assets	71	37
TOTAL ASSETS	$2,128	$1,948
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10	$19
Deferred merchant payables (Note 2)	105	93
Deferred revenue	64	57
Current portion of debt (Note 8)	1	78
Taxes payable (Note 9)	9	20
Accrued expenses and other current liabilities (Note 10)	123	114
Total current liabilities	312	381
Deferred income taxes, net (Note 9)	15	29
Other long-term liabilities (Note 11)	189	154
Long-term debt (Note 8)	200	259
Total Liabilities	716	823
Commitments and contingencies (Note 12)
Stockholders’ equity: (Note 14)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 133,836,242 and 132,315,465
Shares outstanding: 132,443,111 and 130,121,292
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	741	673
Retained earnings	826	628
Accumulated other comprehensive income (loss)	(63)	(31)
Treasury stock-common stock, at cost, 1,393,131 and 2,194,173 shares	(92)	(145)
Total Stockholders’ Equity	1,412	1,125
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,128	$1,948

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except share data)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	(loss) income	Treasury stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2012	130,060,138	$-	12,799,999	$-	$531	$197	$(1)	-	$-	$727
Net income						205				205
Other comprehensive income							1			1
Issuance of common stock related to exercise of options and vesting of RSUs	1,477,660	-			27					27
Repurchase of common stock								(2,120,709)	(145)	(145)
Tax benefits on equity awards, net					12					12
Minimum withholding taxes on net share settlements of equity awards					(14)					(14)
Stock-based compensation					52					52
Balance as of December 31, 2013	131,537,798	$-	12,799,999	$-	$608	$402	$-	(2,120,709)	$(145)	$865
Net income						226				226
Other comprehensive loss							(31)			(31)
Issuance of common stock related to exercise of options and vesting of RSUs	777,667	-			3					3
Tax benefits on equity awards, net					20					20
Minimum withholding taxes on net share settlements of equity awards					(33)					(33)
Fair value of stock options assumed in connection with acquisition					5					5
Stock-based compensation					70					70
Other								(73,464)		-
Balance as of December 31, 2014	132,315,465	$-	12,799,999	$-	$673	$628	$(31)	(2,194,173)	$(145)	$1,125
Net income						198				198
Other comprehensive loss							(32)			(32)
Issuance of common stock related to exercise of options and vesting of RSUs	1,520,777	-			12					12
Issuance of treasury stock as charitable contribution (Note 12)					14			801,042	53	67
Tax benefits on equity awards, net					35					35
Minimum withholding taxes on net share settlements of equity awards					(73)					(73)
Stock-based compensation					80					80
Balance as of December 31, 2015	133,836,242	$-	12,799,999	$-	$741	$826	$(63)	(1,393,131)	$(92)	$1,412

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2015	2014	2013
Operating activities:
Net income	$198	$226	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	57	47	30
Amortization of intangible assets	36	18	6
Stock-based compensation expense	72	63	49
Non-cash contribution to charitable foundation (Note 12)	67	-	-
Gain on sale of business (Note 3)	(20)	-	-
Deferred tax (benefit) expense	(37)	(17)	5
Excess tax benefits from stock-based compensation	(36)	(20)	(12)
Other, net	9	18	8
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, prepaid expenses and other assets	(31)	(26)	(12)
Accounts payable, accrued expenses and other liabilities	13	18	17
Deferred merchant payables	15	(9)	17
Income taxes, net	32	60	27
Deferred revenue	7	9	9
Net cash provided by operating activities	382	387	349
Investing activities:
Capital expenditures, including internal-use software and website development	(109)	(81)	(55)
Acquisitions, net of cash acquired	(29)	(331)	(35)
Proceeds from sale of business, net of cash sold	25	-	-
Purchases of marketable securities	(205)	(251)	(432)
Sales of marketable securities	187	336	175
Maturities of marketable securities	71	93	151
Net cash used in investing activities	(60)	(234)	(196)
Financing activities:
Repurchase of common stock	-	-	(145)
Proceeds from Chinese credit facilities	4	13	10
Payments to Chinese credit facilities	(41)	(3)	(15)
Principal payments on term loan	(300)	(40)	(40)
Proceeds from revolving credit facility, net of financing costs	287	-	-
Payments to revolving credit facility	(90)	-	-
Proceeds from exercise of stock options	12	3	24
Payment of minimum withholding taxes on net share settlements of equity awards	(73)	(33)	(14)
Excess tax benefits from stock-based compensation	36	20	12
Other financing activities, net	12	(1)	(2)
Net cash used in financing activities	(153)	(41)	(170)
Effect of exchange rate changes on cash and cash equivalents	(10)	(8)	1
Net increase (decrease) in cash and cash equivalents	159	104	(16)
Cash and cash equivalents at beginning of period	455	351	367
Cash and cash equivalents at end of period	$614	$455	$351
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes, net of refunds	$43	$54	$50
Cash paid during the period for interest	$7	$7	$8
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of construction in-process related to build to suit lease	$6	$52	$8
Capital expenditures incurred but not yet paid primarily related to build to suit lease	$-	$10	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BUSINESS DESCRIPTION

We refer to TripAdvisor, Inc. and our wholly-owned subsidiaries as “TripAdvisor,” “the Company,” “us,” “we” and “our” in these notes to the consolidated financial statements.

On December 20, 2011 Expedia, Inc. completed a spin-off of TripAdvisor into a separate publicly traded Delaware corporation. We refer to this transaction as the “Spin-Off.” TripAdvisor’s common stock began trading on the NASDAQ as an independent public company on December 21, 2011 under the trading symbol “TRIP.”

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

As of December 31, 2015, LTRIP beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 13.7% of the outstanding shares of Common Stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.3% of the outstanding common stock (calculated in accordance with Rule 13d-3). Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56.1% of our voting power.

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

Our flagship brand is TripAdvisor.  TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 46 countries worldwide. In addition to the flagship TripAdvisor brand, we manage and operate 23 other media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector, which include; www.airfarewatchdog.com, www.bookingbuddy.com, www.cruisecritic.com, www.everytrail.com, www.familyvacationcritic.com, www.flipkey.com, www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.independenttraveler.com, www.jetsetter.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, and www.dimmi.com.au), www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.tripbod.com, www.vacationhomerentals.com, www.viator.com, and www.virtualtourist.com.

We derive the substantial portion of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue from a combination of: subscription-based and transaction-based offerings from our Business Listings products; subscription and commission-based offerings from our Vacation Rentals products; room reservations sold through our Jetsetter and Tingo brands; destination activities primarily sold through Viator; and online restaurant reservations booked primarily through Lafourchette, or thefork.com.

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

We have an operating subsidiary in China that has variable interests in an affiliated entity in China in order to comply with Chinese laws and regulations, which restrict foreign investment in Internet content provision businesses. Although we do not own the capital stock of this Chinese affiliate, we consolidate its results as we are the primary beneficiary of the cash losses or profits of this variable interest affiliate and have the power to direct the activities of this affiliate. Our variable interest entity is not material for all periods presented.

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include: (i) recoverability of intangible assets, goodwill and other long-lived assets; (ii) accounting for income taxes; (iii) purchase accounting for business combinations; and (iv) stock-based compensation.

Reclassifications

Refer to our discussion in “Recently Adopted Accounting Pronouncements” below for required prior period reclassifications resulting from the early adoption of new accounting guidance.  All other reclassifications, made to conform the prior period to the current presentation, were not material and had no net effect on our consolidated financial statements.

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

Instant booking commission revenue is also included in click-based advertising revenue and is recorded at the time a traveler books a hotel transaction on our site where we do not assume cancellation risk, or the transaction model. In transactions in which we assume cancellation risk, we record revenue in the month in which the traveler’s stay at a hotel occurs, or the consumption model.   We have no post-booking service obligations for instant booking transactions.

Display-based Advertising. We recognize display-based advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract. Subscription-based revenue is recognized ratably over the related contractual period over which service is delivered.

Attractions. We receive cash from the consumer at the time of booking of the destination activity and record these amounts, net of commissions, as deferred merchant payables on our consolidated balance sheet. Commission revenue is recorded as deferred revenue at the time of booking and later recognized when the consumer has completed the destination activity. We pay the destination activity operators after the travelers’ use.

Restaurants. We recognize reservation revenues (or per seated diner fees) on a transaction-by-transaction basis as diners are seated by our restaurant customers. Subscription-based revenue is recognized ratably over the related contractual period over which the service is delivered.

Vacation Rentals. We generate revenue from customers for online advertising services related to the listing of their properties for rent primarily on either a subscription basis over a fixed-term, or on a commission basis for transactions that are booked on our platform. Payments for term-based subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably to revenue on a straight-line basis over the listing period. Our commission revenue is primarily generated on our free-to-list option, in lieu of a pre-paid subscription fee. When a commissionable transaction is booked on our platform, we receive cash from the traveler that includes both our commission, which is recorded as deferred revenue, and the amount due to the property owner, which is recorded to deferred merchant payables on our consolidated balance sheet.  We pay the amount due to the property owner and recognize our commission revenue at the time of the traveler’s stay. Additional revenues are derived on a pay-per-lead basis, as we provide leads for rental properties to property managers. Pay-per-lead revenue is billed and recognized in the period when the leads are delivered to the property managers.

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

General and Administrative

General and administrative expense consists primarily of personnel and related overhead costs, for personnel engaged in executive leadership, finance, legal, and human resources, including stock-based compensation. General and administrative costs also include professional service fees and other fees including audit, legal, tax and accounting, and other costs, including bad debt expense and charitable contributions.

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

Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and liquidity and duration management. The weighted average maturity of our total invested cash shall not exceed 18 months, and no security shall have a final maturity date greater than three years, according to our investment policy.

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

In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our derivative instruments or forward contracts entered into which are not designated as hedges as of December 31, 2015 are disclosed below in “Note 5— Financial Instruments” in the notes to the consolidated financial statements. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through current income.  Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in other, net on our consolidated statements of operations. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not expected to be significant due to the short-term nature of the contracts, which to date, have generally had maturities at inception of 90 days or less.  The net cash received or paid related to our derivative instruments are classified as an operating activity in our consolidated statements of cash flow, which is based on the objective of the derivative instruments. These net cash flows have not been material in any reporting period to date.

We have not entered into any cash flow, fair value or net investment hedges to date as of December 31, 2015.

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

The following table presents the changes in the allowance for doubtful accounts for the periods presented:

	December 31,
	2015	2014	2013
	(in millions)
Allowance for doubtful accounts:
Balance, beginning of period	$7	$3	$3
Charges (recoveries) to earnings	3	3	1
Write-offs, net of recoveries and other adjustments	(4)	1	(1)
Balance, end of period	$6	$7	$3

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

We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is three to five years for computer equipment, capitalized software and website development, office furniture and other equipment. We depreciate leasehold improvements using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease. We depreciate our corporate headquarter building, which is considered an asset for accounting purposes as the building lease is considered a financing obligation under GAAP, over its estimated useful life of 40 years.

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

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition for asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs and are included in other long-term liabilities on our consolidated balance sheet.

Business Combination Valuations and Recoverability of Goodwill and Indefinite-Lived Intangible Assets

Goodwill

We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. We assess goodwill, which is not amortized, for impairment annually on October 1, or more frequently, if events and circumstances indicate impairment may have occurred. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). Each of our operating segments with goodwill represents a reporting unit for the purpose of assessing impairment.  Goodwill is allocated to our reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.

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

In determining the estimated fair value of assets acquired and liabilities assumed in business combinations and for determining implied fair values of reporting units in a quantitative goodwill impairment test, we use one, or a blend, of the following recognized valuation methods: the income approach (including discounted cash flows), the market approach or the cost approach. Our significant estimates in those fair value measurements include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and/or operating income multiples. Further, when measuring fair value based on discounted cash flows, we make assumptions about risk-adjusted discount rates, future price levels, rates of increase in revenue, cost of revenue, and operating expenses, weighted average cost of capital, rates of long-term growth, and income tax rates. Valuations are performed by management or third party valuation specialists under management's supervision, where appropriate. We believe that the fair values assigned to the assets acquired and liabilities assumed in business combinations and impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.

As part of our qualitative assessment for our 2015 goodwill impairment analysis, the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) comparison of our current financial performance to historical and budgeted results, and (f) changes in excess market capitalization over book value based on our common stock price and other market specific information. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that goodwill was not impaired for any of our reporting units.

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

As part of our qualitative assessment for our 2015 impairment analysis, the factors that we considered for our indefinite-lived intangible assets included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) comparison of our current financial performance to historical and budgeted results, (f) changes in excess market capitalization over book value based on our common stock price, and (g)  the amount of excess of the fair value of our trade names and trademarks to the carrying value of those same assets, using the results of our most recent quantitative assessment. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that these assets were not impaired.

Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of one to twelve years. The straight-line method of amortization is currently used for our definite-lived intangible assets as it approximates, or is our best estimate, of the distribution of the economic use of our identifiable intangible assets. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.

Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset of the group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured by the amount that the carrying value of such asset groups exceed their fair value and would be included in operating income on the consolidated statement of operations. We have not identified any circumstances that would warrant an impairment charge for any recorded definite lived or other long term assets on our consolidated balance sheet at December 31, 2015.

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

We also have subsidiaries that have transactions in foreign currencies other than their functional currency. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in our consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions, in interest income and other, net.

Accordingly, we have recorded foreign exchange losses of $4 million, $10 million and $0 million for the years ended December 31, 2015, 2014 and 2013, respectively, in interest income and other, net on our consolidated statement of operations. These amounts also include gains and losses, realized and unrealized, on foreign currency forward contracts.

Advertising Expense

We incur advertising expense, which includes traffic generation costs from search engines and Internet portals, other online and offline (including television) advertising expense, promotions and public relations to promote our business. We expense the costs associated with communicating the advertisements in the period in which the advertisement takes place. We initially capitalize and then expense the production costs associated with television advertisements in the period in which the advertisement first takes place. For the years ended December 31, 2015, 2014 and 2013, our advertising expense was $507 million, $341 million, and $237 million, respectively. As of December 31, 2015 and 2014, we had $2 million and $5 million of prepaid marketing expenses included in prepaid expenses and other current assets.  We expect to fully expense our prepaid marketing asset of $2 million as of December 31, 2015 to the consolidated statement of operations during 2016.

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

Our risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. Our expected volatility is calculated by equally weighting the historical volatility and implied volatility on our own stock.  Historical volatility is determined using actual daily price observations of our stock price over a period equivalent to or approximate to the expected term of our stock option grants to date. Implied volatility represents the volatility of our actively traded options on our stock, with remaining maturities in excess of twelve months and market prices approximate to the exercise prices of the stock option grant.   We estimate our expected term using historical exercise behavior and expected post-vest termination data. Our expected dividend yield is zero, as we have not paid any dividends on our common stock to date and do not expect to pay any cash dividends for the foreseeable future.

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

Performance-based stock options and RSUs vest upon achievement of certain company-based performance conditions and a requisite service period. On the date of grant, the fair value of a performance-based award is calculated using the same method as our service based stock options and RSUs described above. We then assess whether it is probable that the individual performance targets would be achieved. If assessed as probable, compensation expense will be recorded for these awards over the estimated performance period. At each reporting period, we will reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

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

Treasury Stock

Shares of our common stock repurchased are recorded at cost as treasury stock and result in the reduction of stockholders' equity in our consolidated balance sheet. We may reissue these treasury shares.  When treasury shares are reissued, we use the average cost method for determining the cost of reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in-capital.  If the issuance price is lower than the cost, the difference is first charged against any credit balance in additional paid-in-capital from the previous issuances of treasury stock and the remaining balance is charged to retained earnings.

Deferred Merchant Payables

We receive cash from travelers at the time of booking related to our vacation rental, attractions and transaction-based businesses and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the hotel, attraction provider or vacation rental owner after the travelers’ use and subsequent billing from the hotel, attraction provider or vacation rental owner. Therefore, we receive cash from the traveler prior to paying the hotel, attraction provider or vacation rental owner, and this operating cycle represents a working capital source or use of cash to us. As long as these businesses grow, we expect that changes in working capital related to these transactions, depending on timing of payments and seasonality, will continue to impact operating cash flows. Our deferred merchant payables balance was $105 million and $93 million for the years ended December 31, 2015 and 2014, respectively.

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

Our business is also subject to certain risks due to concentrations related to dependence on our relationships with our customers. For the years ended December 31, 2015, 2014 and 2013 our two most significant advertising partners, Expedia and Priceline, each accounted for more than 10% of our consolidated revenue and combined accounted for 46%, 46% and 47% of our consolidated revenue, respectively. This concentration of revenue is recorded in our Hotel segment for these reporting periods. As of December 31, 2015 and 2014, Expedia accounted for 11% and 15%, respectively, of our total accounts receivable. Our overall credit risk related to accounts receivable is also mitigated by the relatively short collection period.

Contingent Liabilities

Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment may be required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) currently consists of net income, cumulative foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, net of tax.

Earnings Per Share (“EPS”)

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Year ended December 31,
	2015	2014	2013
Numerator:
Net income	$198	$226	$205
Denominator:
Weighted average shares used to compute Basic EPS	143,836	142,721	142,854
Weighted average effect of dilutive securities:
Stock options	1,839	2,734	2,131
RSUs	292	345	278
Weighted average shares used to compute Diluted EPS	145,967	145,800	145,263
Basic EPS	$1.38	$1.58	$1.44
Diluted EPS	$1.36	$1.55	$1.41

The following potential common shares related to stock options and RSUs were excluded from the calculation of Diluted EPS because their effect would have been anti-dilutive for the periods presented:

	Year ended December 31,
	2015(1)	2014(2)	2013(3)
Stock options	2,142	1,450	2,244
RSUs	562	191	27
Total	2,704	1,641	2,271

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

(3)

These totals do not include 155,000 performance based options and 44,000 performance based RSUs representing the right to acquire 199,000 shares of common stock, respectively, for which all targets required to trigger vesting had not been achieved; therefore, such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

New Accounting Pronouncements Not Yet Adopted

In September 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The planned adoption of this guidance in 2016 is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued new accounting guidance which requires an entity to present deferred tax assets and deferred tax liabilities as noncurrent on the consolidated balance sheet.  This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  The Company has early adopted this guidance and has applied the requirements retrospectively to all periods presented. The adoption of this guidance resulted in the reclassification of $10 million from current deferred income tax assets to noncurrent deferred income tax liabilities on the consolidated balance sheet as of December 31, 2014.

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

NOTE 3: ACQUISITIONS AND DISPOSITIONS

We acquired a number of businesses during the years ended December 31, 2015, 2014 and 2013.  These business combinations were accounted for as purchases of businesses under the acquisition method.  The fair value of purchase consideration has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values on the acquisition date, with the remaining amount recorded to goodwill.  Acquired goodwill represents the premium we paid over the fair value of the net tangible and intangible assets acquired. We paid a premium in each of these transactions for a number of reasons, including expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces.  The results of each of these acquired businesses have been included in the consolidated financial statements beginning on the respective acquisition dates. For the years ended December 31, 2015, 2014 and 2013, acquisition-related costs were expensed as incurred and were $1 million, $4 million and $2 million, respectively, and are included in general and administrative expenses on our consolidated statements of operations.

2015 Acquisition of Businesses

During the year ended December 31, 2015, we completed three acquisitions for a total purchase price consideration of $28 million and paid in cash. The cash consideration was paid primarily from our international subsidiaries. We acquired 100% of the outstanding capital stock of the following companies: ZeTrip, a personal journal app that helps users log activities, including places they have visited and photos they have taken, purchased in January 2015; BestTables, a provider of an online and mobile reservations platform for restaurants in Portugal and Brazil, purchased in March 2015; and Dimmi, a provider of an online and mobile reservations platform for restaurants in Australia, purchased in May 2015.

The purchase price allocation of our 2015 acquisitions is preliminary and subject to revision as more information becomes available, but in any case will not be revised beyond twelve months after the acquisition date and any change to the fair value of assets acquired or liabilities assumed will lead to a corresponding change to the purchase price allocable to goodwill on a retroactive basis. The primary area of the purchase price allocation which is not yet finalized is related to income tax net operating losses for all 2015 acquisitions.  Acquired goodwill related to our 2015 acquisitions was primarily allocated to our Other segment and is not deductible for tax purposes. Pro-forma results of operations for these acquisitions have not been presented as the financial impact to our consolidated financial statements, both individually and in aggregate, would not be materially different from historical results.

The following table presents the purchase price allocations recorded on our consolidated balance sheet for all 2015 acquisitions (in millions):

Total
Goodwill	$17
Intangible assets (1)	12
Net tangible assets	1
Deferred tax liabilities, net	(2)
Total purchase price consideration (2)	$28

(1)

Identifiable definite-lived intangible assets acquired during 2015 were comprised of trade names of $2 million with a weighted average life of approximately 10 years, customer lists and supplier relationships of $7 million with a weighted average life of approximately 6 years and technology and other of $3 million with a weighted average life of approximately 2 years. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of these businesses during 2015 was 6 years, and will be amortized on a straight-line basis over their estimated useful lives from acquisition date.

(2)	Subject to adjustment based on indemnification obligations for general representations and warranties of the acquired company stockholders.

2015 Sale of Business

In August 2015, we sold 100% interest in one of our Chinese subsidiaries to an unrelated third party for $28 million in cash consideration.  Accordingly, we deconsolidated $11 million of assets (which included $3 million of cash sold) and $4 million of liabilities from our consolidated balance sheet and recognized a $20 million gain on sale of subsidiary in our consolidated statements of operations in “Interest income and other, net” during the year ended December 31, 2015.

2014 Acquisition of Businesses

In August 2014, we completed our acquisition of Viator, Inc.  Viator, which is headquartered in San Francisco and has offices in Las Vegas, London, and Sydney, is a leading resource for researching and booking destination activities around the world. Our total purchase price was $192 million, for all the outstanding shares of capital stock of Viator, consisting of approximately $187 million in cash consideration (or $132 million, net of cash acquired from Viator of $55 million) and the value of certain Viator stock options that were assumed. We issued 100,595 TripAdvisor stock options related to the assumed Viator stock options. The fair value of the earned portion of assumed stock options was $5 million and is included in the purchase price, with the remaining fair value of $3 million resulting in post-acquisition compensation expense that will generally be recognized ratably over three years from the date of acquisition.  The total cash consideration was paid from one of our U.S. based subsidiaries.

During the year ended December 31, 2014, we completed six other acquisitions for a total purchase price consideration of $208 million, for which the Company paid total cash consideration of $199 million, which is net of cash acquired of $7 million and approximately $2 million in holdbacks for general representations and warranties of the respective sellers, of which $1 million was paid in 2015. The cash consideration was paid primarily from our international subsidiaries.  We acquired 100% of the outstanding shares of capital stock for the following companies; Vacation Home Rentals, a U.S.-based vacation rental website featuring properties around the world purchased in May 2014; London-based Tripbod, a travel community that helps connect travelers to local experts purchased in May 2014; Lafourchette, a provider of an online and mobile reservations platform for restaurants in Europe purchased in May 2014; MyTable and Restopolis, both providers of an online and mobile reservations platform for restaurants in Italy purchased in October 2014; and Iens, a provider of an online and mobile reservations platform for restaurants in the Netherlands purchased in December 2014.  During 2014, all 2014 acquisitions accounted for approximately 3% of consolidated revenue for the year.  Pro-forma results of operations for these acquisitions have not been presented as the financial impact to our consolidated financial statements, both individually and in aggregate, would not have been materially different from historical results.

The following table presents the purchase price allocations recorded on our consolidated balance sheet for all 2014 acquisitions (in millions):

Total
Goodwill (1)	$253
Intangible assets (2)	194
Net tangible assets (liabilities) (3)	(7)
Deferred tax liabilities, net	(40)
Total purchase price consideration (4)	$400

(1)	Goodwill in the amount of $5 million is expected to be deductible for tax purposes.
(2)

Identifiable definite-lived intangible assets acquired during 2014 were comprised of trade names of $44 million with a weighted average life of 10 years, customer lists and supplier relationships of $82 million with an approximate weighted average life of 7 years, subscriber relationships of $25 million with a weighted average life of 6 years and developed technology and other of $43 million with an approximate weighted average life of 5 years. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the companies during 2014 was approximately 7 years, and will be amortized on a straight-line basis over their estimated useful lives from acquisition date.

(3)

Includes assets acquired, including cash of $62 million and accounts receivable of $25 million and liabilities assumed, including deferred merchant payables of $76 million, accrued expenses and other current liabilities of $15 million and deferred revenue of $5 million which reflect their respective fair values at acquisition date.

(4)	Subject to adjustment based on indemnification obligations for general representations and warranties of the acquired company stockholders.

2013 Acquisition of Businesses

During the year ended December 31, 2013, we completed six acquisitions for a total purchase price consideration of $40 million, for which the Company paid total cash consideration of $35 million, net of cash acquired of $3 million and approximately $2 million in holdbacks for general representations and warranties of the respective sellers, which have subsequently been paid. The cash consideration was paid primarily from our international subsidiaries.  We acquired TinyPost, the developer of a product that enables users to write over photos and turn them into stories, Jetsetter, a members-only private sale site for hotel bookings; CruiseWise, a cruise research and planning site; Niumba, a Spain-based vacation rental site; GateGuru, a mobile app with flight and airport information around the world; Oyster, a hotel review website featuring expert reviews and photos around the world, all of which complemented our existing brands in those areas of the travel ecosystem. The purchase price of our 2013 acquisitions is considered final.

NOTE 4: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based Compensation Expense

The following table presents the amount of stock-based compensation related to stock-based awards, primarily stock options and RSUs, on our consolidated statements of operations during the periods presented:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Selling and marketing	$16	$13	$11
Technology and content	28	27	21
General and administrative	28	23	17
Total stock-based compensation expense	72	63	49
Income tax benefit from stock-based compensation expense	(26)	(24)	(18)
Total stock-based compensation expense, net of tax effect	$46	$39	$31

During the years ended December 31, 2015, 2014 and 2013, we capitalized $8 million, $8 million and $5 million, respectively, of stock-based compensation expense as website development costs.

Stock and Incentive Plans

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

Pursuant to the 2011 Incentive Plan, we may, among other things, grant RSUs, restricted stock, stock options and other stock-based awards to our directors, officers, employees and consultants. The summary of the material terms of the 2011 Incentive Plan is qualified in its entirety by the full text of the 2011 Incentive Plan previously filed.

As of December 31, 2015, the total number of shares available for issuance under the 2011 Incentive Plan is 17,200,758 shares. All shares of common stock issued in respect of the exercise of options or other equity awards since Spin-Off have been issued from authorized, but unissued common stock.

Stock Based Award Activity and Valuation

2015 Stock Option Activity

During the year ended December 31, 2015, we have issued 586,851 of service based non-qualified stock options from the 2011 Incentive Plan. These stock options generally have a term of ten years from the date of grant and generally vest equitably over a four-year requisite service period.

A summary of our stock option activity is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2014	8,651	$44.47
Granted	587	83.78
Exercised (1)	(3,187)	33.78
Cancelled or expired	(331)	57.44
Options outstanding at December 31, 2015	5,720	$53.71	5.6	$187
Exercisable as of December 31, 2015	2,480	$36.69	4.3	$122
Vested and expected to vest after December 31, 2015	5,610	$53.30	5.6	$186

(1)

Inclusive of 1,978,692 options, which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the minimum amount of required employee withholding taxes. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of December 31, 2015 was $85.25. The total intrinsic value of stock options exercised for the years ended December 31, 2015, 2014, and 2013 were $149 million, $75 million, and $58 million, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	December 31,
	2015	2014	2013
Risk free interest rate	1.58%	1.79%	1.41%
Expected term (in years)	5.42	5.80	6.06
Expected volatility	41.79%	44.04%	50.78%
Expected dividend yield	— %	— %	— %

The weighted-average grant date fair value of options granted, excluding assumed acquisition-related options, was $33.02, $46.65, and $28.30 for the years ended December 31, 2015, 2014, and 2013, respectively. The weighted-average grant date fair value of assumed acquisition-related options was $80.31 for the year ended December 31, 2014.  Refer to “Note 3— Acquisitions and Dispositions” in the notes to our consolidated financial statements for additional information on our acquisitions.  The total fair value of stock options vested for the years ended December 31, 2015, 2014, and 2013 were $36 million, $34 million, and $27 million, respectively.

2015 RSU Activity

During the year ended December 31, 2015, we issued 1,016,626 RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock on the date of grant. These RSUs generally vest over a four-year requisite service period.

The following table presents a summary of our RSU activity:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2014	1,448	$71.33
Granted	1,017	82.95
Vested and released (1)	(440)	66.58
Cancelled	(275)	72.76
Unvested RSUs outstanding as of December 31, 2015	1,750	$79.02	$149
Expected to vest after December 31, 2015	1,556	$78.77	$133

(1)

Inclusive of 128,341 RSUs withheld to satisfy employee minimum tax withholding requirements due to net share settlement. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized compensation expense, net of estimated forfeitures, and the weighted average remaining amortization period at December 31, 2015 related to our non-vested stock options and RSU awards is presented below (in millions, except per year information):

	Stock
	Options	RSUs
Unrecognized compensation expense (net of forfeitures)	$56	$94
Weighted average period remaining (in years)	2.5	2.7

NOTE 5: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities as of December 31, 2015 and December 31, 2014 (in millions):

	December 31, 2015
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$598	$—	$—	$598	$598	$—	$—
Level 1:
Money market funds	11	—	—	11	11	—	—
Level 2:
U.S. agency securities	13	—	—	13	—	9	4
U.S. treasury securities	16	—	—	16	4	12	—
Certificates of deposit	5	—	—	5	—	4	1
Commercial paper	1	—	—	1	—	1	—
Corporate debt securities	54	—	—	54	1	21	32
Subtotal	89	—	—	89	5	47	37
Total	$698	$—	$—	$698	$614	$47	$37

	December 31, 2014
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$447	$—	$—	$447	$447	$—	$—
Level 1:
Money market funds	8	—	—	8	8	—	—
Level 2:
U.S. agency securities	38	—	—	38	—	35	3
Certificates of deposit	8	—	—	8	—	8	—
Commercial paper	1	—	—	1	—	1	—
Corporate debt securities	92	—	—	92	—	64	28
Subtotal	139	—	—	139	—	108	31
Total	$594	$—	$—	$594	$455	$108	$31

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at December 31, 2015 and 2014, respectively.

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

There were no material realized gains or losses related to sales of our marketable securities for the years ended December 31, 2015, 2014, and 2013. We consider any individual investments in an unrealized loss position to be temporary in nature and do not consider any of our investments other-than-temporarily impaired as of December 31, 2015.

     Derivative Financial Instruments

Our current forward contracts are not designated as hedges and have current maturities of less than 90 days. Consequently, any gain or loss resulting from the change in fair value was recognized in our consolidated statement of operations.  We recorded a net gain of $2 million and $1 million for the years ended December 31, 2015 and 2014, respectively, related to our settled and outstanding forward contracts in our consolidated statements of operations in “Interest income and other, net.”  All gains and losses for the year ended December 31, 2013 were not material.

The following table shows the notional principal amounts of our outstanding derivative instruments that are not designated as hedging instruments for the periods presented:

	December 31, 2015	December 31, 2014
	(in millions)
Foreign exchange-forward contracts (1)(2)	$25	$20

(1)	Derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. Dollar.
(2)

The fair value of our derivatives are not material for all periods presented and are reported as assets in prepaid expenses and other current assets on our consolidated balance sheets. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets.

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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our consolidated balance sheets as of December 31, 2015 and December 31, 2014, respectively. The carrying value of the long-term debt from our 2015 Credit Facility bears interest at a variable rate and therefore is also considered to approximate fair value.

We did not have any Level 3 assets or liabilities at December 31, 2015 or 2014.

NOTE 6: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following for the periods presented:

	December 31, 2015	December 31, 2014
	(in millions)
Capitalized software and website development	$127	$104
Building (1)	123	-
Leasehold improvements	32	40
Computer equipment	36	31
Furniture, office equipment and other	17	11
	335	186
Less: accumulated depreciation	(88)	(77)
Construction in progress (1)	-	86
Total	$247	$195

(1)

These amounts represent construction costs incurred by the landlord and the Company, related to our corporate headquarters in Needham, MA. During the years ended December 31, 2015 and 2014, we capitalized $6 million and $52 million, respectively, in non-cash construction costs which were incurred by the landlord, with a corresponding liability recorded in other long-term liabilities. Upon completion of construction at the end of the second quarter of 2015, this asset was reclassified to a building asset and we began depreciating it over an estimated useful life of 40 years on a straight-line basis.  Refer to “Note 12 – Commitments and Contingencies,” for additional information on our corporate headquarters lease.

As of December 31, 2015 and 2014, our recorded capitalized software and website development costs, net of accumulated amortization, were $71 million and $61 million, respectively. For the years ended December 31, 2015 and 2014, we capitalized $52 million and $47 million, respectively, related to software and website development costs. For the years ended December 31, 2015, 2014 and 2013, we recorded amortization of capitalized software and website development costs of $37 million, $30 million and $20 million, respectively, which is included in depreciation expense on our consolidated statements of operations for those years.

During the year ended December 31, 2015, we retired and disposed of property and equipment, primarily capitalized software and website development and leasehold improvements, which were no longer in use and fully depreciated with a total cost of $39 million.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes our goodwill activity by segment for the periods presented:

	TripAdvisor	Hotel	Other	Consolidated
	(in millions)
Balance as of December 31, 2013	$502	$-	$-	$502
Acquisitions (1)	253	-	-	253
Other adjustments (2)	(21)	-	-	(21)
Allocation to new segments (3)	(734)	442	292	-
Balance as of December 31, 2014	$-	$442	$292	$734
Acquisitions (1)	-	1	16	17
Disposition	-	(1)	-	(1)
Other adjustments (2)	-	-	(18)	(18)
Ending balance as of December 31, 2015	$-	$442	$290	$732

(1)	The additions to goodwill relate to our business acquisitions. See “Note 3— Acquisitions and Dispositions,” for further information.
(2)	Primarily related to impact of changes in foreign exchange rates to goodwill.
(3)	Reflects initial allocation of goodwill related to our reporting segment changes in the fourth quarter of 2014. See “Note 16—Segment and Geographic Information” for information on our segments.

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following for the periods presented:

	December 31,
	2015	2014
	(in millions)
Intangible assets with definite lives	$198	$202
Less: accumulated amortization	(52)	(18)
Intangible assets with definite lives, net	146	184
Intangible assets with indefinite lives	30	30
Total	$176	$214

Amortization expense was $36 million, $18 million, and $6 million, respectively, for the years ended December 31, 2015, 2014 and 2013. Our indefinite-lived assets relate to trade names and trademarks.

There were no impairment charges recognized to our consolidated statement of operations during the years ended December 31, 2015, 2014 and 2013 related to our goodwill or indefinite-lived intangible assets.

The following table presents the components of our intangible assets with definite lives for the periods presented:

		December 31, 2015			December 31, 2014
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in millions)			(in millions)
Trade names and trademarks	8.5	$53	$(9)	$44	$52	$(5)	$47
Customer lists and supplier relationships	5.4	82	(20)	62	77	(5)	72
Subscriber relationships	4.8	29	(9)	20	31	(4)	27
Technology and other	3.3	34	(14)	20	42	(4)	38
Total	6.0	$198	$(52)	$146	$202	$(18)	$184

Refer to “Note 3— Acquisitions and Dispositions” above for a discussion of definite lived intangible assets acquired in business combinations during the years ended December 31, 2015 and 2014.

Intangible assets with definite lives are amortized on a straight-line basis. The estimated amortization expense for intangible assets with definite lives for each of the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets, is expected to be as follows (in millions):

2016	$29
2017	28
2018	25
2019	22
2020	17
2021 and thereafter	25
Total	$146

NOTE 8: DEBT

The Company’s outstanding debt consisted of the following for the periods presented:

	December 31,	December 31,
	2015	2014
	(in millions)
Short-Term Debt:
Chinese Credit Facilities	$1	$38
Term Loan	-	40
Total Short-Term Debt	$1	$78

Long-Term Debt:
2015 Credit Facility	$200	$-
Term Loan	-	260
Less: Unamortized discount and debt issuance costs	-	(1)
Total Long-Term Debt	$200	$259

2011 Credit Facility

On December 20, 2011, we entered into a credit agreement (the “2011 Credit Facility”), which provided $600 million of borrowing including:

—	a term loan facility in an aggregate principal amount of $400 million with a term of five years due December 2016 (“Term Loan”); and
—	a revolving credit facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

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

During the years ended December 31, 2015, 2014 and 2013, we recorded total interest and commitment fees on our 2011 Credit Facility of $3 million, $6 million and $8 million, respectively, to interest expense on our consolidated statements of operations. All unpaid interest and commitment fee amounts as of December 31, 2014 were not material.

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

The 2015 Credit Facility, among other things, provides for (i) a $1 billion unsecured revolving credit facility, (ii) an interest rate on borrowings and commitment fees based on the Company’s and its subsidiaries’ consolidated leverage ratio and (iii) uncommitted incremental revolving loan and term loan facilities, subject to compliance with a leverage covenant and other conditions. Any overdue amounts under or in respect of the revolving credit facility not paid when due shall bear interest at (i) in the case of principal, the applicable interest rate plus 2.00% per annum, (ii) in the case of interest denominated in Sterling or Euro, the applicable rate plus 2.00% per annum and (iii) in the case of interest denominated in US Dollars, 2.00% per annum plus the Alternate Base Rate plus the interest rate spread applicable to ABR loans. The Company may borrow from the revolving credit facility in U.S dollars, Euros and British pound sterling with a term of five years expiring June 26, 2020.

We immediately borrowed $290 million from this revolving credit facility, which was used to repay all outstanding borrowings pursuant to the 2011 Credit Facility and is recorded in long term liabilities on our consolidated balance sheet as of December 31, 2015.  There is no specific repayment date prior to the five-year maturity date for borrowings under this revolving credit facility. During the year ended December 31, 2015, the Company has repaid $90 million of our outstanding borrowings on the 2015 Credit Facility.  Based on the Company’s current leverage ratio, our borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. The Company is currently borrowing under a one-month interest period of 1.7% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period.

We are also required to pay a quarterly commitment fee, on the daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20.0 basis points, given the Company’s current leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of December 31, 2015, we had issued $2 million of outstanding letters of credit under the 2015 Credit Facility.

During the year ended December 31, 2015, we recorded total interest and commitment fees on our 2015 Credit Facility of $2 million, respectively, to interest expense on our consolidated statements of operations.  All unpaid interest and commitment fee amounts as of December 31, 2015 were not material.

In connection with the 2015 Credit Facility, we incurred lender fees and debt financing costs totaling $3 million, which were capitalized as deferred financing costs and recorded to other long-term assets on the consolidated balance sheet.  During the year ended December 31, 2015, amortization expense recorded to interest expense on our consolidated statements of operations was not material.  These costs will continue to be amortized over the term of the 2015 Credit Facility using the effective interest rate method.

We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of the Company have agreed to guarantee the Company’s obligations under the 2015 Credit Facility.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under 2015 Credit Facility.  As of December 31, 2015, we are in compliance with all of our debt covenants.

The full text of the credit agreement entered into in connection with the 2015 Credit Facility is incorporated by reference in this Annual Report on Form 10-K as Exhibit 10.27 of the Company’s Current Report on Form 8-K filed June 30, 2015.

Chinese Credit Facilities

In addition to our borrowings under the 2015 Credit Facility, we maintain our Chinese Credit Facilities. As of December 31, 2015 and 2014, we had short-term borrowings outstanding of $1 million and $38 million, respectively.

Our Chinese subsidiary is entered into a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Our Chinese Credit Facility—BOA currently bears interest at a 100% of the People’s Bank of China’s base rate which was 4.35% as of December 31, 2015. During the year ended December 31, 2015, the Company made a $22 million repayment of our outstanding borrowings on our Chinese Credit Facilities- BOA. As of December 31, 2015, we had $1 million of outstanding borrowings from the Chinese Credit Facility—BOA.

In addition, our Chinese subsidiary is entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). Our Chinese Credit Facility—JPM currently also bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of December 31, 2015.  During the year ended December 31, 2015, the Company made a $19 million repayment of our outstanding borrowings on our Chinese Credit Facilities- JPM.  As of December 31, 2015, there are no outstanding borrowings under our Chinese Credit Facility – JPM.

NOTE 9: INCOME TAXES

The following table presents a summary of our domestic and foreign income before income taxes:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Domestic	$67	$146	$129
Foreign	172	176	155
Total	$239	$322	$284

The following table presents a summary of the components of our provision for income taxes:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Current income tax expense:
Federal	$48	$93	$48
State	8	14	9
Foreign	22	6	17
Current income tax expense	78	113	74
Deferred income tax (benefit) expense:
Federal	(29)	(12)	6
State	(2)	(1)	1
Foreign	(6)	(4)	(2)
Deferred income tax (benefit) expense:	(37)	(17)	5
Provision for income taxes	$41	$96	$79

The significant components of our deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
	(in millions)
Deferred tax assets:
Stock-based compensation	$40	$43
Net operating loss carryforwards	31	34
Provision for accrued expenses	12	13
Deferred rent	5	5
Lease financing obligation	33	26
Foreign advertising spend	8	9
Deferred expense related to cost-sharing arrangement	20	-
Charitable contribution carryforward	24	-
Other	4	5
Total deferred tax assets	$177	$135
Less: valuation allowance	(17)	(19)
Net deferred tax assets	$160	$116
Deferred tax liabilities:
Intangible assets	$(81)	$(88)
Property and equipment	(27)	(25)
Prepaid expenses	(4)	(4)
Building	(31)	(26)
Deferred income related to cost-sharing arrangement	(7)	-
Other	-	(1)
Total deferred tax liabilities	$(150)	$(144)
Net deferred tax asset (liability) (1)	$10	$(28)

(1)   Includes non-current deferred tax assets of $25 million and $1 million as of December 31, 2015 and 2014, respectively, reported in "Other long-term assets" on our consolidated balance sheets.

At December 31, 2015, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $16 million, $13 million and $85 million. If not utilized, the federal and state NOLs will expire at various times between 2020 and 2035 and the foreign NOLs will expire at various times between 2016 and 2033.

At December 31, 2015, we had a valuation allowance of $17 million primarily related to foreign net operating loss carryforwards for which it is more likely than not that the tax benefit will not be realized. This amount represented an overall decrease of $2 million over the amount recorded as of December 31, 2014. The decrease is primarily related to the sale of one of our Chinese subsidiaries that previously had a full valuation allowance.  Except for certain deferred tax assets, we expect to realize all of our deferred tax assets based on a strong history of earnings in the US and other jurisdictions, as well as future reversals of taxable temporary differences.

We have not provided for deferred U.S. income taxes on undistributed earnings of our foreign subsidiaries that we have or intend to reinvest permanently outside the United States; the total amount of such earnings as of December 31, 2015 was $759 million. Should we distribute or be treated under certain U.S. tax rules as having distributed earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable at this time to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

A reconciliation of the provision for income taxes to the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Income tax expense at the federal statutory rate of 35%	$84	$113	$100
Foreign rate differential	(53)	(49)	(41)
State income taxes, net of effect of federal tax benefit	4	13	8
Unrecognized tax benefits and related interest	12	14	9
Change in cost-sharing treatment of stock-based compensation	(13)	-	-
Non-deductible transaction costs	1	1	-
Change in valuation allowance	5	5	2
Other, net	1	(1)	1
Provision for income taxes	$41	$96	$79

During 2011, the Singapore Economic Development Board accepted our application to receive a tax incentive under the International Headquarters Award. This incentive provides for a reduced tax rate on qualifying income of 5% as compared to Singapore’s statutory tax rate of 17% and is conditional upon our meeting certain employment and investment thresholds. This agreement has been extended until June 30, 2021 as we have met certain employment and investment thresholds. This benefit resulted in a decrease to the 2015 tax provision of $4 million or added an incremental $0.03 to our Diluted EPS for 2015.

By virtue of previously filed consolidated income tax returns filed with Expedia, we are currently under an IRS audit for the 2009 and 2010 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the 2012 and 2013 tax years and have commenced an employment tax audit with the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes.  We are no longer subject to tax examinations by tax authorities for years prior to 2007.  As of December 31, 2015, no material assessments have resulted.

During the year ended December 31, 2015, we received notification of a draft proposed adjustment from the IRS for the 2009 and 2010 tax years and we anticipate receiving additional notices of proposed adjustments for the same years.  These proposed adjustments are related to transfer pricing with our foreign subsidiaries, and would result in an increase to U.S. taxable income and federal tax expense for 2009 and 2010, subject to interest.  Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.  We intend to defend our position through IRS administrative and, if necessary, by judicial remedies.  As of December 31, 2015, no additional adjustments have been proposed.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the Internal Revenue Service (“IRS”). This opinion was submitted as a final decision under Tax Court (“T.C.”) Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock based compensation from its inter-company cost-sharing arrangement. The IRS has the right to appeal the Court decision. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. The Company has evaluated the impact of the court case and recorded a tax benefit of $13 million in its consolidated statement of operations for the year ended December 31, 2015. The Company will continue to monitor this matter and related potential impacts to its consolidated financial statements.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	December 31,
	2015	2014	2013
	(in millions)
Balance, beginning of year	$67	$36	$24
Increases to tax positions related to the current year	15	13	12
Increases to tax positions related to the prior year	7	18	4
Reductions due to lapsed statute of limitations	-	-	-
Decreases to tax positions related to the prior year	-	-	(4)
Settlements during current year	-	-	-
Balance, end of year	$89	$67	$36

As of December 31, 2015, we had $89 million of unrecognized tax benefits, net of interest, which is classified as long-term and included in other long-term liabilities on our consolidated balance sheet. The amount of unrecognized tax benefits, if recognized, would reduce income tax expense by $53 million, due to correlative adjustments in other tax jurisdictions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our consolidated statement of operations. As of December 31, 2015 and 2014, total gross interest accrued was $6 million and $4 million, respectively.  We do not anticipate any material changes in the next year.

NOTE 10: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	December 31, 2015	December 31, 2014
	(in millions)
Accrued salary, bonus, and related benefits	$47	$41
Accrued marketing costs	43	24
Accrued charitable foundation payments (1)	-	8
Other	33	41
Total	$123	$114

(1)	See “Note 12— Commitments and Contingencies” for information regarding costs associated with the Foundation.

NOTE 11: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following for the periods presented:

	December 31, 2015	December 31, 2014
	(in millions)
Unrecognized tax benefits (1)	$87	$68
Financing obligation, net of current portion (2)	84	67
Other (3)	18	19
Total	$189	$154

(1)	See “Note 9—Income Taxes” for additional information on our unrecognized tax benefits. Amount includes accrued interest related to this liability.
(2)	Refer to “Note 12 – Commitments and Contingencies,” for additional information on our corporate headquarters lease.
(3)	Amounts primarily consist of long term deferred rent balances related to operating leases for office space.

NOTE 12: COMMITMENTS AND CONTINGENCIES

We have material commitments and obligations that include office space leases and expected interest on long-term debt, which are not accrued on the consolidated balance sheet at December 31, 2015 but we expect to require future cash outflows.

The following table summarizes our material commitments and obligations as of December 31, 2015:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Property leases, net of sublease income (1)	$250	$22	$45	$44	$139
Expected interest payments on 2015 Credit Facility (2)	15	3	7	5	—
Total (3)	$265	$25	$52	$49	$139
(1)	Estimated future minimum rental payments under operating leases with non-cancelable lease terms, including our corporate headquarters lease in Needham, MA.
(2)

The amounts included as expected interest payments on the 2015 Credit Facility in this table are based on the current effective interest rate and outstanding borrowings as of December 31, 2015, but, could change significantly in the future. Amounts assume that our existing debt is repaid at expiration date and do not assume additional borrowings or refinancings of existing debt. Refer to “Note 8— Debt” for additional information on our 2015 Credit Facility.

(3)

Excluded from the table was $87 million of unrecognized tax benefits, including accrued interest, that we have recorded in other long-term liabilities  on our consolidated balance sheet for which we cannot make a reasonably reliable estimate of the amount and period of payment. We do not anticipate any material changes in the next year.

Office Lease Commitments

We have contractual obligations in the form of operating leases for office space for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in December 2030. For the years ended December 31, 2015, 2014 and 2013, we recorded rental expense of $19 million, $17 million and $11 million, respectively.

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

Because we were involved in the construction project and were responsible for paying a portion of the costs of normal finish work and structural elements of the Premises, the Company was deemed for accounting purposes to be the owner of the Premises during the construction period under build to suit lease accounting guidance under GAAP. Therefore, the Company recorded project construction costs during the construction period incurred by the landlord as a construction-in-progress asset and a related construction financing obligation on our consolidated balance sheets.  The amounts that the Company has paid or incurred for normal tenant improvements and structural improvements had also been recorded to the construction-in-progress asset.

Upon completion of construction at end of the second quarter of 2015, we evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under GAAP. We concluded that we have forms of continued economic involvement in the facility, and therefore did not meet the provisions for sale-leaseback accounting. This determination was based on the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Therefore, the Lease has been accounted for as a financing obligation. Accordingly, we began depreciating the building asset over its estimated useful life and incurring interest expense related to the financing obligation imputed using the effective interest rate method. We will bifurcate our lease payments pursuant to the Premises into: (i) a portion that is allocated to the building (a reduction to the financing obligation) and; (ii) a portion that is allocated to the land on which the building was constructed.  The portion of the lease obligations allocated to the land is treated as an operating lease that commenced in 2013. The financing obligation is considered a long-term finance lease obligation and is recorded to long-term liabilities on our consolidated balance sheet.  At the end of the lease term, the carrying value of the building asset and the remaining financing obligation are expected to be equal, at which time we may either surrender the leased asset as settlement of the remaining financing obligation or extend the initial term of the lease for the continued use of the asset. In 2015, the Company recorded $4 million in interest expense, $2 million in depreciation expense and $1 million in rent expense related to the Premises.

Additional United States and International Locations

We also lease an aggregate of approximately 410,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, in cities such as, New York, Boston, London, and Beijing, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with expiration dates through June 2027.

As of December 31, 2015, future minimum commitments under our corporate headquarters lease and other non-cancelable operating leases for office space with terms of more than one year and contractual sublease income were as follows:

Year	Corporate Headquarters Lease (1)	Other Operating Leases	Sublease Income	Total Lease Commitments (Net of Sublease Income)
	(in millions)
2016	$9	$15	$(2)	$22
2017	9	15	(1)	23
2018	9	14	(1)	22
2019	9	14	(1)	22
2020	9	13	—	22
Thereafter	97	42	—	139
Total minimum lease payments	$142	$113	$(5)	$250

(1)

Amount includes an $84 million financing obligation, which we have recorded in other long-term liabilities on our consolidated balance sheet at December 31, 2015, related to our corporate headquarters lease.

Charitable Foundation

Excluded from the above table is our obligation to fund the Foundation.  Our pledge obligation to the Foundation has been fully satisfied as of December 31, 2015. Our pledge agreement provided for an immediate satisfaction of all future annual contributions, by paying an amount equal to eight multiplied by our prior year contribution to the Foundation, which was calculated as 2% of our annual OIBA (see “Note 16 — Segment and Geographic Information”). We exercised this right under the pledge agreement in December 2015.  Consequently, we recorded an expense for the year ended December 31, 2015 in the amount of $67 million for the contribution, which was recorded to general and administrative expense in our consolidated statement of operations. We settled this obligation with treasury shares based on the fair value of our common stock on the date the treasury shares were issued to the Foundation. We do not expect to make any future contributions to the Foundation. The Board of Directors of the Foundation is currently comprised of Stephen Kaufer- President and Chief Executive Officer of the Company, Julie M.B. Bradley- former Chief Financial Officer of the Company and Seth J. Kalvert- Senior Vice President, General Counsel and Secretary of the Company.

Letters of Credit

As of December 31, 2015, we have issued unused letters of credit totaling $2 million, related to our property leases, which includes $1 million delivered to the landlord of our corporate headquarters as security deposit, which amount is subject to increase under certain circumstances.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources at December 31, 2015.

Legal Proceedings

In the ordinary course of business, we and our subsidiaries are parties to regulatory and legal matters arising out of our operations.  These matters may involve claims involving alleged infringement of third-party intellectual property rights (including patent infringement), defamation, taxes, regulatory compliance privacy issues and other claims. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure.  When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated financial statements of operations.  We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable probability that a loss may have been incurred and whether such loss is reasonably estimable.  We base accruals made on the best information available at the time which can be highly subjective.  Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on the business.  However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

Income Taxes

We are also under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax matters. We have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities. Although we believe our tax estimates are reasonable, the final determination of audits could be materially different from our historical income tax provisions and accruals. The results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period for which that determination is made.

Additionally, we earn an increasing portion of our income, and accumulate a greater portion of cash flows, in foreign jurisdictions which we consider indefinitely reinvested. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on our U.S. tax expense and cash flows. See “Note 9— Income Taxes” above for further information on potential contingencies surrounding income taxes.

NOTE 13: EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

The TripAdvisor Retirement Savings Plan (the “401(k) Plan”), qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows participating employees, most of our U.S. employees, to make contributions of a specified percentage of their eligible compensation. Participating employees may contribute up to 50% of their eligible salary on a pre-tax basis, but not more than statutory limits. Employee-participants age 50 and over may also contribute an additional amount of their salary on a pre-tax tax basis up to the IRS Catch-Up Provision Limit, or catch-up contributions. Employees may also contribute into the 401(k) Plan on an after-tax basis up to an annual maximum of 10%. The 401(k) Plan has an automatic enrollment feature at 6% pre-tax. We match 50% of the first 6% of employee contributions to the plan for a maximum employer contribution of 3% of a participant’s eligible earnings. The “catch up contributions”, are not eligible for employer matching contributions. The matching contributions portion of an employee’s account, vests after two years of service. The Plan also permits certain after-tax Roth 401(k) contributions. Additionally, at the end of the 401(k) Plan year, we make a discretionary matching contribution to eligible participants. This additional discretionary matching employer contribution referred to as “true up” is limited to match only contributions up to 3% of eligible compensation.

We also have various defined contribution plans for our international employees. Our contribution to the 401(k) Plan and our international defined contribution plans was $7 million, $5 million, and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively, and recorded to our consolidated statements of operations, respectively, for those years.

TripAdvisor, Inc. Deferred Compensation Plan for Non-Employee Directors

The Company also has a Deferred Compensation Plan for Non-Employee Directors (the “Plan”). Under the Plan, eligible directors who defer their directors’ fees may elect to have such deferred fees (i) applied to the purchase of share units, representing the number of shares of our common stock that could have been purchased on the date such fees would otherwise be payable, or (ii) credited to a cash fund. The cash fund will be credited with interest at an annual rate equal to the weighted average prime or base lending rate of a financial institution selected in accordance with the terms of the Plan and applicable law. Upon termination of service as a director of TripAdvisor, a director will receive (i) with respect to share units, such number of shares of our common stock as the share units represent, and (ii) with respect to the cash fund, a cash payment. Payments upon termination will be made in either one lump sum or up to five annual installments, as elected by the eligible director at the time of the deferral election.

Under the 2011 Incentive Plan, 100,000 shares of TripAdvisor common stock are available for issuance to non-employee directors. From the inception of the Plan through December 31, 2015, a total of 557 shares have been reserved for such purpose.

NOTE 14: STOCKHOLDERS’ EQUITY

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. At December 31, 2015, no preferred shares had been issued.

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share on most matters. Holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% percent of the total number of directors, rounded up to the next whole number, which was three directors as of December 31, 2015. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of TripAdvisor the holders of both classes of common stock have equal rights to receive all the assets of TripAdvisor after the rights of the holders of the preferred stock have been satisfied. There were 133,836,242 and 132,443,111 shares of common stock issued and outstanding, respectively, at December 31, 2015 and 12,799,999 shares of Class B common stock issued and outstanding at December 31, 2015.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is primarily comprised of accumulated foreign currency translation adjustments, as follows for the periods presented:

	December 31, 2015	December 31, 2014
	(in millions)
Cumulative foreign currency translation adjustments (1)	$(63)	$(31)
Total accumulated other comprehensive loss	$(63)	$(31)

(1)	We consider our foreign subsidiary earnings indefinitely reinvested; therefore; deferred taxes are not provided on foreign currency translation adjustments.

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

As of December 31, 2015, we have repurchased 2,120,709 shares of outstanding common stock under the share repurchase program at an aggregate cost of $145 million. We did not repurchase any shares under this share repurchase program during the year ended December 31, 2015.  As of December 31, 2015, from the authorized share repurchase program granted by the Board of Directors we have $105 million remaining to repurchase shares of our common stock.

In December 2015, we issued 801,042 treasury shares to the Foundation in settlement of all future pledge obligations.  Refer to “Note 12 – Commitments and Contingencies,” for a discussion of the Foundation.  We have 1,393,131 treasury shares remaining as of December 31, 2015 with an aggregate cost of $92 million.

Dividends

During the years ended December 31, 2015, 2014 and 2013, our Board of Directors did not declare any dividends on our outstanding common stock and do not expect to pay any dividends for the foreseeable future.

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

Under the Tax Sharing Agreement between us and Expedia, we are generally required to indemnify Expedia for any taxes resulting from the Spin-Off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by us described in the covenants in the tax sharing agreement, (ii) any acquisition of our equity securities or assets or those of a member of our group, or (iii) any failure of the representations with respect to us or any member of our group to be true or any breach by us or any member of our group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel. The full text of the Tax Sharing Agreement is incorporated by reference in this Annual Report on Form 10-K as Exhibit 10.2. Refer to “Note 9— Income Taxes” above for information regarding the status of completed and ongoing IRS audits of our consolidated income tax returns with Expedia to date.

Relationship between Liberty TripAdvisor Holdings, Inc. and TripAdvisor

We consider Liberty TripAdvisor Holdings, Inc. (“LTRIP”) a related party.  As of December 31, 2015, LTRIP beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constituted 13.7% of the outstanding shares of Common Stock and 100% of the outstanding shares of Class B Common Stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.3% of the outstanding common stock. Because each share of Class B common stock is generally entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56.1% of our voting power.  Refer to “Note 1— Organization and Business Description” above, which describes the evolution of our relationship with LTRIP.

We had no related party transactions with LTRIP during the years ended December 31, 2015, 2014 or 2013.

NOTE 16: SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

Our reporting structure includes two reportable segments: Hotel and Other.

Hotel

Our Hotel segment includes revenue generated from services related to hotels, including click-based and display-based advertising revenue from making hotel room night reservations available for price comparison and booking, including our instant booking feature, as well as subscription-based hotel products such as Business Listings, transaction-based hotel products such as Jetsetter and Tingo, and other revenue related to hotels. Our Hotel segment also includes advertising revenue from making airline reservations and cruise reservations available for price comparison and booking.  Our CODM is also the Hotel segment manager.

Other

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

Restaurants.  We have several websites that provide online and mobile reservation services that connect restaurants with diners.  These websites are primarily focused currently on the European and Australian markets, primarily through Lafourchette or thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, and www.dimmi.com.au).  thefork.com is an online restaurant booking platform with a network of restaurant partners primarily across Europe and Australia.  Lafourchette also offers management software solutions helping restaurants to maximize business by providing a flexible online booking, discount and data tool. We generate revenue primarily by charging a fee for each restaurant guest seated through the online reservation systems.

Vacation Rentals. We offer individual property owners and property managers the ability to list their properties available for rental and connect with travelers using a subscription-based fee structure or a free-to-list, commission per booking based option. Our vacation rental inventory currently includes full home rentals, condos, villas, beach rentals, cabins, cottages, and many other accommodation types.  These properties are listed across a number of platforms, including TripAdvisor Vacation Rentals, U.S.-based FlipKey and Vacation Home Rentals, and European-based Holiday Lettings and Niumba businesses.

Each operating segment in our Other segment has a segment manager who is directly accountable to and maintains regular contact with our chief operating decision maker to discuss operating activities, financial results, forecasts, and plans for the segment.

Our primary operating metric for evaluating segment performance is Adjusted EBITDA, which is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation and other stock-settled obligations; (6) goodwill, long-lived asset and intangible asset impairments; and (7)  other non-recurring expenses.. Such amounts are detailed in our segment reconciliation below. In addition, please see our discussion of Adjusted EBITDA in the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following tables present our segment information for the years ended December 31, 2015, 2014 and 2013. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, other income (expense), net, other non-recurring expenses, net, and income taxes, which are excluded from segment operating performance, in Corporate and unallocated. In addition, we do not report our assets or capital expenditures by segment as it would not be meaningful. We also do not regularly provide asset, capital expenditure or depreciation information by segment to our CODM. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments.  Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Year ended December 31, 2015
	Hotel	Other	Corporate and unallocated	Total
	(in millions)
Revenue	$1,263	$229	$—	$1,492
Adjusted EBITDA (1)	472	(6)	—	466
Depreciation	—	—	(57)	(57)
Amortization of intangible assets	—	—	(36)	(36)
Stock-based compensation	—	—	(72)	(72)
Non-cash charitable contribution (2)	—	—	(67)	(67)
Other non-recurring expenses	—	—	(2)	(2)
Operating income (loss)	$472	$(6)	$(234)	232
Other income, net				7
Income before income taxes				239
Provision for income taxes				(41)
Net income				$198

	Year ended December 31, 2014
	Hotel	Other	Corporate and unallocated	Total
	(in millions)
Revenue	$1,135	$111	$—	$1,246
Adjusted EBITDA (1)(3)	472	(4)	—	468
Depreciation	—	—	(47)	(47)
Amortization of intangible assets	—	—	(18)	(18)
Stock-based compensation	—	—	(63)	(63)
Operating income (loss)	$472	$(4)	$(128)	340
Other expense, net				(18)
Income before income taxes				322
Provision for income taxes				(96)
Net income				$226

	Year ended December 31, 2013
	Hotel	Other	Corporate and unallocated	Total
	(in millions)
Revenue	$899	$46	$—	$945
Adjusted EBITDA (1)(3)	384	(5)	—	379
Depreciation	—	—	(30)	(30)
Amortization of intangible assets	—	—	(6)	(6)
Stock-based compensation	—	—	(49)	(49)
Operating income (loss)	$384	$(5)	$(85)	294
Other expense, net				(10)
Income before income taxes				284
Provision for income taxes				(79)
Net income				$205

(1)

Includes allocated general and administrative expenses in our Hotel segment of $85 million, $87 million and $72 million; and in our Other segment of $28 million, $18 million and $9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)

Represents a charitable obligation which was settled in Company stock and therefore excluded from Adjusted EBITDA.  Refer to “Note 12 – Commitments and Contingencies” for a discussion of the Foundation.

(3)

Hotel segment Adjusted EBITDA includes charitable contributions to the Foundation which were funded in cash of $8 million and $7 million, for the years ended December 31, 2014 and 2013, respectively.  Our pledge obligation was calculated at 2.0% of OIBA in 2014 and 2013, which was calculated as follows:

	Year ended December 31,
	2014	2013
	(in millions)
Adjusted EBITDA	$468	$379
Depreciation	(47)	(30)
OIBA (1)	421	349
Amortization of intangible assets	(18)	(6)
Stock-based compensation	(63)	(49)
Other expense, net	(18)	(10)
Provision for income taxes	(96)	(79)
Net income	$226	$205
(1)

We defined OIBA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) stock-based compensation; (4) amortization of intangible assets; and (5) non-recurring expenses. This operating metric was only used by our management to calculate our annual obligation to the Foundation.

Revenue and Geographic Information

We derive the substantial portion of our revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, we earn revenue from a combination of: subscription-based and transaction-based offerings from our Business Listings products; subscription and commission-based offerings from our Vacation Rentals products; room reservations sold through our Jetsetter and Tingo brands; destination activities sold primarily through Viator; and online restaurant reservations booked primarily through Lafourchette, or thefork.com. We also derive revenue from content licensing.

The following table presents revenue by product for the periods presented:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Click-based advertising	$956	$870	$696
Display-based advertising	159	140	119
Subscription, transaction and other	377	236	130
Total revenue	$1,492	$1,246	$945

The following table presents revenue by geographic area, the United States, the United Kingdom and all other countries, based on the geographic location of our websites for the periods presented:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Revenue
United States	$739	$593	$463
United Kingdom	215	191	141
All other countries	538	462	341
Total revenue	$1,492	$1,246	$945

The following table presents property and equipment, net for the United States and all other countries based on the geographic location of the assets for the periods presented:

	December 31,
	2015	2014
	(in millions)
Property and equipment, net
United States	$217	$170
All other countries	30	25
Total	$247	$195

NOTE 17: INTEREST INCOME AND OTHER, NET

The following table presents the detail of interest income and other, net, for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net loss, realized and unrealized, on foreign exchange and foreign currency derivative contracts and other, net	$(4)	$(10)	$(2)
Interest income	1	1	2
Gain on sale of business (1)	20	-	-
Total	$17	$(9)	$-

(1)	See “Note 3 – Acquisitions and Dispositions” for information regarding our gain on sale of business.

NOTE 18: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2015. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Year ended December 31, 2015
Revenue	$363	$405	$415	$309
Operating income (loss) (1)	90	79	88	(25)
Net income	63	58	74	3
Basic earnings per share (2)	$0.44	$0.40	$0.51	$0.02
Diluted earnings per share (2)	$0.43	$0.40	$0.51	$0.02
Year ended December 31, 2014
Revenue	$281	$323	$354	$288
Operating income	96	100	84	60
Net income	68	68	54	36
Basic earnings per share (2)	$0.48	$0.48	$0.38	$0.25
Diluted earnings per share (2)	$0.47	$0.47	$0.37	$0.25

(1)

During the fourth quarter of 2015, we recognized an incremental $59 million charge over the third quarter of 2015, related to a non-cash charitable contribution recorded to general and administrative expense on our consolidated statement of operations. Refer to “Note 12 – Commitments and Contingencies” for a discussion of the Foundation.

(2)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Pursuant to Exchange Act Rule 13a-15(d) or 15d-15(d), management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TripAdvisor, Inc.:

We have audited TripAdvisor, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TripAdvisor, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TripAdvisor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TripAdvisor, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015, and our report dated February 18, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

February 18, 2016

Item 9B.	Other Information

On February 15, 2016, the Company entered into an employment agreement with Dermot Halpin, President of Vacation Rentals. Originally, Mr. Halpin was hired to work from the Company’s London office; however, more recently, Mr. Halpin relocated to the Company’s corporate headquarters in Needham, Massachusetts, and his employment arrangement was modified to reflect that change, among other things.  More specifically, the Company and Mr. Halpin have agreed as follows:

•	Mr. Halpin will receive a base salary of $390,000;
•	Mr. Halpin will have a target of 50% of his base salary for an annual discretionary bonus;
•

While Mr. Halpin’s employment may be terminated with or without cause, if Mr. Halpin is terminated without Cause (as defined in the agreement) or Mr. Halpin resigns for Good Reason (as defined in the agreement), Mr. Halpin will receive severance equivalent to six months of his base salary.  In addition, in such event, the Company will consider an acceleration of equity that would have vested during the 6 month period following the termination, subject to approval of Compensation Committee.

•

Mr. Halpin will also receive a personal travel allowance of $20,000 (grossed up for tax) and the Company will pay the cost of tax advice for Mr. Halpin in connection with his tax returns for 2015 and 2016.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our 2016 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to our 2016 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our 2016 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our 2016 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our 2016 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2015.

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

TRIPADVISOR, INC.
	By:	/s/ STEPHEN KAUFER
February 18, 2016		Stephen Kaufer Chief Executive Officer and President

POWER OF ATTORNEY

We, the undersigned officers and directors of TripAdvisor, Inc., hereby severally constitute and appoint Stephen Kaufer and Ernst Teunissen, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable TripAdvisor, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 18, 2016.

Signature	Title
/s/ STEPHEN KAUFER	Chief Executive Officer, President and Director (Principal Executive Officer)
Stephen Kaufer
/s/ ERNST TEUNISSEN	Chief Financial Officer (Principal Financial and Accounting Officer)
Ernst Teunissen
/s/ GREGORY B. MAFFEI	Chairman of the Board
Gregory B. Maffei
/s/ JONATHAN F. MILLER	Director
Jonathan F. Miller
/s/ DIPCHAND V. NISHAR	Director
Dipchand V. Nishar
/s/ JEREMY PHILIPS	Director
Jeremy Philips
/s/ SPENCER M. RASCOFF	Director
Spencer M. Rascoff
/s/ ALBERT E. ROSENTHALER	Director
Albert E. Rosenthaler
/s/ SUKINDER SINGH CASSIDY	Director
Sukinder Singh Cassidy
/s/ ROBERT S. WIESENTHAL	Director
Robert S. Wiesenthal

EXHIBIT INDEX

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
2.1	Separation Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	2.1	12/27/11
3.1	Restated Certificate of Incorporation of TripAdvisor, Inc.		8-K	001-35362	3.1	12/27/11
3.2	Amended and Restated Bylaws of TripAdvisor, Inc.		8-K	001-35362	3.2	12/27/11
3.3	Amended No. 1 to Amended and Restated Bylaws of TripAdvisor, Inc.		8-K	001-35362	3.1	2/12/13
4.1	Equity Warrant Agreement by and between TripAdvisor, Inc. and Mellon Investor Services LLC, as Equity Warrant Agent, dated as of December 20, 2011		8-K	001-35362	4.1	12/27/11
4.2	Specimen TripAdvisor, Inc. Common Stock Certificate		S-4/A	333-175828-01	4.6	10/24/11
10.1	Governance Agreement, by and among TripAdvisor, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	001-35362	10.1	12/27/11
10.2	Tax Sharing Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.2	12/27/11
10.3	Employee Matters Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.3	12/27/11
10.4	Transition Services Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.4	12/27/11
10.5	Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of October 31, 2007		S-4/A	333-175828-01	10.12	10/24/11
10.6	First Amendment to Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of June 15, 2009		S-4/A	333-175828-01	10.13	10/24/11
10.7	Credit Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 20, 2011		8-K	001-35362	4.2	12/27/11
10.8	Waiver and Amendment Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 27, 2013		10-K	001-35362	10.8	2/11/14
10.9+	TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan		S-8	333-178637	4.5	12/20/11
10.10+	First Amendment to TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan		10-Q	001-35362	4.1	7/24/13
10.11+	TripAdvisor, Inc. Deferred Compensation Plan for Non-Employee Directors		S-8	333-178637	4.6	12/20/11
10.12+	Form of Option Agreement (Domestic)		10-K	001-35362	10.12	2/17/15
10.13+	Form of Option Agreement (International)		10-K	001-35362	10.13	2/17/15
10.14+	Form of Restricted Stock Unit Agreement (Domestic)		10-K	001-35362	10.14	2/17/15
10.15+	Form of Restricted Stock Unit Agreement (PRC)		10-K	001-35362	10.15	2/17/15
10.16+	Form of Restricted Stock Unit Agreement (Other International)		10-K	001-35362	10.16	2/17/15
10.17+	Form of Restricted Stock Unit Agreement (Non-Employee Directors)		10-K	001-35362	10.17	2/17/15
10.18+	Form of Restricted Stock Unit Agreement (Performance Based)		10-K	001-35362	10.18	2/17/15
10.19	Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013		10-Q	001-35362	10.1	7/24/13
10.20	Guaranty dated June 20, 2013 by TripAdvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord		10-Q	001-35362	10.2	7/24/13
10.21	Form of TripAdvisor Media Group Master Advertising Insertion Order		10-K	001-35362	10.21	2/11/14

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
10.22+	Employment Agreement between TripAdvisor LLC and Seth Kalvert, effective as of March 31, 2014		10-Q	001-35362	10.2	5/6/14
10.23+	Employment Agreement between TripAdvisor LLC and Stephen Kaufer, effective as of February 11, 2014		10-Q	001-35362	10.3	5/6/14
10.24+	Viator, Inc. 2010 Stock Incentive Plan		S-8	333-198726	16.1	9/12/14
10.25+	Offer Letter dated November 29, 2011 between TripAdvisor Limited and Dermot Halpin		10-Q	001-35362	10.2	5/6/15
10.26+	Offer Letter dated July 22, 2014 between TripAdvisor LLC and Barrie Seidenberg		10-Q	001-35362	10.3	5/6/15
10.27	Credit Agreement dated as of June 26, 2015 by and among TripAdvisor, Inc., TripAdvisor Holdings, LLC, TripAdvisor LLC, JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; Morgan Stanley Bank, N.A.; Bank of America, N.A.; BNP Paribas; SunTrust Bank; Wells Fargo Bank, National Association; Royal Bank of Canada; Barclays Bank PLC; U.S. Bank National Association; Citibank, N.A.; The Bank of Tokyo-Mitsubishi UFJ, Ltd.; Goldman Sachs Bank USA; and Deutsche Bank AG New York Branch.		8-K	001-35362	10.1	6/30/15
10.28+	Employment Agreement, dated as of October 6, 2015, between TripAdvisor, LLC and Ernst Teunissen		8-K	001-35362	10.1	10/8/15
16.1	Letter of Ernst & Young, LLP dated February 11, 2014		8-K	001-35362	16.1	2/11/14
21.1	Subsidiaries of the Registrant	X
23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm	X
23.2	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included in signature page)	X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

		X

+ Indicates a management contract or a compensatory plan, contract or arrangement.