Form 10-Q
period 2016-03-31
TripAdvisor, Inc.
filed 2016-05-09
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at May 3, 2016
Common Stock, $0.001 par value per share	132,906,172 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended March 31,
	2016	2015
Revenue	$352	$363

Costs and expenses:
Cost of revenue (1)	16	13
Selling and marketing (2)	172	157
Technology and content (2)	61	49
General and administrative (2)	37	33
Depreciation	16	14
Amortization of intangible assets	8	7
Total costs and expenses:	310	273
Operating income	42	90
Other income (expense):
Interest expense	(4)	(2)
Interest income and other, net	-	(2)
Total other expense, net	(4)	(4)
Income before income taxes	38	86
Provision for income taxes	(11)	(23)
Net income	$27	$63

Earnings per share attributable to common stockholders (Note 11):
Basic	$0.19	$0.44
Diluted	$0.18	$0.43
Weighted average common shares outstanding (Note 11):
Basic	145	143
Diluted	147	146

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$2	$2
Amortization of website development costs included in depreciation	11	9
	$13	$11

(2) Includes stock-based compensation expense as follows:
Selling and marketing	$4	$4
Technology and content	$9	$6
General and administrative	$6	$6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended
	March 31,
	2016	2015
Net income	$27	$63
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	9	(28)
Total other comprehensive income (loss)	9	(28)
Comprehensive income	$36	$35

(1)	Foreign currency translation adjustments exclude income taxes due to our practice and intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$653	$614
Short-term marketable securities (Note 4)	39	47
Accounts receivable, net of allowance for doubtful accounts of $6 and $6, respectively	244	180
Prepaid expenses and other current assets	28	24
Total current assets	964	865
Long-term marketable securities (Note 4)	17	37
Property and equipment, net of accumulated depreciation of $104 and $88, respectively	252	247
Intangible assets, net of accumulated amortization of $61 and $52, respectively	172	176
Goodwill	737	732
Other long-term assets	72	71
TOTAL ASSETS	$2,214	$2,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15	$10
Deferred merchant payables	179	105
Deferred revenue	93	64
Current portion of debt (Note 5)	1	1
Taxes payable	10	9
Accrued expenses and other current liabilities (Note 8)	134	123
Total current liabilities	432	312
Deferred income taxes, net	16	15
Other long-term liabilities	192	189
Long-term debt (Note 5)	110	200
Total Liabilities	750	716

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value	-	-
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	-	-
Authorized shares: 1,600,000,000
Shares issued: 134,295,396 and 133,836,242, respectively
Shares outstanding: 132,878,188 and 132,443,111, respectively
Class B common stock, $0.001 par value	-	-
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	758	741
Retained earnings	853	826
Accumulated other comprehensive income (loss)	(54)	(63)
Treasury stock-common stock, at cost, 1,417,208 and 1,393,131 shares, respectively	(93)	(92)
Total Stockholders’ Equity	1,464	1,412
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,214	$2,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(in millions, except number of shares)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2015	133,836,242	$-	12,799,999	$-	$741	$826	$(63)	(1,393,131)	$(92)	$1,412
Net income						27				27
Other comprehensive income							9			9
Issuance of common stock related to exercises of options and vesting of RSUs	459,154	-			2					2
Repurchase of common stock								(24,077)	(1)	(1)
Tax benefits on equity awards, net					2					2
Minimum withholding taxes on net share settlements of equity awards					(9)					(9)
Stock-based compensation					22					22

Balance as of March 31, 2016	134,295,396	$-	12,799,999	$-	$758	$853	$(54)	(1,417,208)	$(93)	$1,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended March 31,
	2016	2015
Operating activities:
Net income	$27	$63
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	16	14
Amortization of intangible assets	8	7
Stock-based compensation expense	19	16
Deferred tax expense	2	3
Excess tax benefits from stock-based compensation	(4)	(7)
Other, net	-	2
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, prepaid expenses and other assets	(65)	(71)
Accounts payable, accrued expenses and other liabilities	14	4
Deferred merchant payables	72	60
Income taxes, net	1	(13)
Deferred revenue	30	21
Net cash provided by operating activities	120	99

Investing activities:
Capital expenditures, including internal-use software and website development	(17)	(31)
Acquisitions, net of cash acquired	-	(5)
Purchases of marketable securities	(16)	(32)
Sales of marketable securities	33	25
Maturities of marketable securities	11	9
Net cash provided by (used in) investing activities	11	(34)

Financing activities:
Repurchase of common stock	(1)	-
Proceeds from Chinese credit facilities	-	2
Principal payments on term loan	-	(10)
Payments to revolving credit facility	(90)	-
Proceeds from exercise of stock options	2	8
Payment of minimum withholding taxes on net share settlements of equity awards	(9)	(13)
Excess tax benefits from stock-based compensation	4	7
Other financing activities, net	-	3
Net cash used in financing activities	(94)	(3)
Effect of exchange rate changes on cash and cash equivalents	2	(12)
Net increase in cash and cash equivalents	39	50
Cash and cash equivalents at beginning of period	614	455
Cash and cash equivalents at end of period	$653	$505

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of construction in-process related to build to suit lease obligation	$-	$4
Capital expenditures incurred but not yet paid primarily related to build to suit lease	$-	$8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

We refer to TripAdvisor, Inc. and our wholly-owned subsidiaries as “TripAdvisor,” “the Company,” “us,” “we” and “our” in these notes to the unaudited condensed consolidated financial statements.

Description of Business

TripAdvisor is an online travel company, empowering users to plan and book the perfect trip. TripAdvisor’s travel research platform aggregates reviews and opinions of members about destinations, accommodations, activities and attractions, and restaurants throughout the world so that our users have access to trusted advice wherever their trips take them. Our platform not only helps users plan their trips with our unique user-generated content, but also enables users to compare real-time pricing and availability so that they can book hotels, flights, cruises, vacation rentals, activities and attractions, and restaurant reservations.

Our flagship brand is TripAdvisor.  TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 47 markets worldwide. In addition to the flagship TripAdvisor brand, we manage and operate 23 other media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector, which include: www.airfarewatchdog.com, www.bookingbuddy.com, www.cruisecritic.com, www.everytrail.com, www.familyvacationcritic.com, www.flipkey.com, www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.independenttraveler.com, www.jetsetter.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, and www.dimmi.com.au), www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.tripbod.com, www.vacationhomerentals.com, www.viator.com, and www.virtualtourist.com.

We have two reportable segments: Hotel and Non-Hotel. In the first quarter of 2016, we renamed our “Other” reportable segment “Non-Hotel.” This change had no effect on our consolidated financial statements or to previously reported segment information, as there was no change in the composition of our operating or reportable segments.  Our operating segments are determined based on how our chief operating decision maker manages our business, regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources.  For further information on our reportable segments see “Note 10 — Segment Information,” in these notes to our unaudited condensed consolidated financial statements.

We derive the substantial portion of our revenue from our Hotel segment, through the sale of advertising, primarily through click-based advertising and commission-based transactions via our instant booking feature and, to a lesser extent, display-based advertising, subscription-based hotel advertising, room reservations sold through our websites, and from content licensing. Our Non-Hotel segment consists of our Vacation Rentals, Restaurants and Attractions businesses. We derive revenue from our Non-Hotel segment from subscription and commission-based transaction offerings from our Vacation Rental business; destination activities primarily sold through Viator; and online restaurant reservations booked primarily through thefork.com.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present our results of operations, financial position and cash flows on a consolidated basis. The accompanying unaudited condensed consolidated financial statements include TripAdvisor, our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. All inter-company accounts and transactions have been eliminated in consolidation.

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. These adjustments consist of normal recurring items. We prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we have condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, previously filed with the SEC.  The condensed consolidated balance sheet as of December 31, 2015 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

Accounting Estimates

We use estimates and assumptions in the preparation of our unaudited condensed consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our unaudited condensed consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our unaudited condensed consolidated financial statements include: (i) recognition and recoverability of goodwill, intangible and other long-lived assets; (ii) accounting for income taxes; and (iii) stock-based compensation.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on stock compensation which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.  We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued new accounting guidance on leases that is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective approach or a modified retrospective approach, which requires the initial cumulative effect to be recognized at the date of initial application.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted for fiscal years beginning after December 15, 2016.  We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In September 2015, the FASB issued new accounting guidance which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. The Company adopted this guidance in the first quarter of 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

There have been no material changes to our significant accounting policies since December 31, 2015. For additional information about our critical accounting policies and estimates, refer to “Note 2— Significant Accounting Policies”, in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 3: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and restricted stock units (“RSUs”), on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended
	March 31,
	2016	2015
	(in millions)
Selling and marketing	$4	$4
Technology and content	9	6
General and administrative	6	6
Total stock-based compensation	19	16
Income tax benefit from stock-based compensation	(7)	(6)
Total stock-based compensation, net of tax effect	$12	$10

Stock-Based Award Activity and Valuation

2016 Stock Option Activity

During the three months ended March 31, 2016, we have issued 629,896 service-based non-qualified stock options under the Company’s 2011 Stock and Annual Incentive Plan, as amended (the “2011 Plan”). These stock options have a term of ten years from the date of grant and vest equitably over a four-year requisite service period.

A summary of the status and activity for stock option awards relating to our common stock for the three months ended March 31, 2016, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at January 1, 2016	5,720	$53.71
Granted	630	63.33
Exercised (1)	(327)	25.14
Cancelled or expired	(74)	60.62
Options outstanding at March 31, 2016	5,949	$56.22	5.9	$93
Exercisable as of March 31, 2016	3,076	$41.91	4.8	$83
Vested and expected to vest after March 31, 2016	5,799	$55.83	5.8	$92
(1)

Inclusive of 118,491 options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the minimum amount of required employee withholding taxes. Potential shares that had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on The NASDAQ Global Select Market as of March 31, 2016 was $66.50. The total intrinsic value of stock options exercised for the three months ended March 31, 2016 and 2015 was $12 million and $31 million, respectively.

The fair value of stock option grants under the 2011 Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended
	March 31,
	2016	2015
Risk free interest rate	1.28%	1.51%
Expected term (in years)	5.18	5.21
Expected volatility	41.64%	41.86%
Expected dividend yield	— %	— %

The weighted-average grant date fair value of options granted was $24.41 and $33.79 for the three months ended March 31, 2016 and 2015, respectively. The total fair value of stock options vested for the three months ended March 31, 2016 and 2015 was $23 million and $25 million, respectively.

2016 RSU Activity

During the three months ended March 31, 2016, we issued 1,503,603 RSUs under the 2011 Plan for which the fair value was measured based on the quoted price of our common stock on the date of grant. These RSUs generally vest over a four-year requisite service period.

The following table presents a summary of our RSU activity during the three months ended March 31, 2016:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of January 1, 2016	1,750	$79.02
Granted	1,504	63.73
Vested and released (1)	(365)	71.37
Cancelled	(50)	75.50
Unvested RSUs outstanding as of March 31, 2016	2,839	$71.95	$189
Expected to vest after March 31, 2016	2,415	$72.21	$161
(1)

Inclusive of 113,117 RSUs withheld to satisfy employee minimum tax withholding requirements due to net share settlement. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense, net of estimated forfeitures, and the weighted average remaining amortization period at March 31, 2016 related to our non-vested stock options and RSU awards is presented below (in millions, except per year information):

	Stock
	Options	RSUs
Unrecognized compensation expense (net of forfeitures)	$61	$157
Weighted average period remaining (in years)	2.7	3.2

NOTE 4: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities for the periods presented (in millions):

	March 31, 2016
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$623	$-	$-	$623	$623	$-	$-
Level 1:
Money market funds	29	-	-	29	29	-	-
Level 2:
U.S. agency securities	10	-	-	10	-	10	-
U.S. treasury securities	6	-	-	6	-	6	-
Certificates of deposit	4	-	-	4	-	2	2
Commercial paper	1	-	-	1	1	-	-
Corporate debt securities	36	-	-	36	-	21	15
Subtotal	57	-	-	57	1	39	17
Total	$709	$-	$-	$709	$653	$39	$17

	December 31, 2015
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$598	$-	$-	$598	$598	$-	$-
Level 1:
Money market funds	11	-	-	11	11	-	-
Level 2:
U.S. agency securities	13	-	-	13	-	9	4
U.S. treasury securities	16	-	-	16	4	12	-
Certificates of deposit	5	-	-	5	-	4	1
Commercial paper	1	-	-	1	-	1	-
Corporate debt securities	54	-	-	54	1	21	32
Subtotal	89	-	-	89	5	47	37
Total	$698	$-	$-	$698	$614	$47	$37

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at March 31, 2016 and December 31, 2015, respectively.

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

There were no material realized gains or losses related to sales of our marketable securities for the three months ended March 31, 2016 and 2015, respectively.  Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We consider any individual investments in an unrealized loss position to be temporary in nature and do not consider any of our investments other-than-temporarily impaired as of March 31, 2016.

Derivative Financial Instruments

In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. We do not use derivatives for trading or speculative purposes.

Our current forward contracts are not designated as hedges and have current maturities of less than 90 days. We account for our derivative instruments as either assets or liabilities and carry them at fair value. Consequently, any gain or loss resulting from the change in fair value was recognized in our unaudited condensed consolidated statements of operations.  We recorded a net loss of $1 million and a net gain of $3 million for the three months ended March 31, 2016 and 2015, respectively, related to our settled and outstanding forward contracts in our unaudited condensed consolidated statements of operations in “Interest income and other, net.”

The following table shows the fair value and notional principal amounts of our outstanding derivative instruments that are not designated as hedging instruments for the periods presented:

	Balance Sheet Caption	March 31, 2016
		Fair Value of Derivative (2)		U.S. Dollar Notional
		Asset	Liability
(in millions)
Foreign exchange-forward contracts (1)	Accrued expenses and other current liabilities	$-	$1	$26

	Balance Sheet Caption	December 31, 2015
		Fair Value of Derivative (2)		U.S. Dollar Notional
		Asset	Liability
(in millions)
Foreign exchange-forward contracts (1)	Prepaid expenses and other current assets	$-	$-	$25
(1)	Derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. Dollar.
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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our unaudited condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. The carrying value of the long-term debt from our 2015 Credit Facility bears interest at a variable rate and therefore is also considered to approximate fair value.

We did not have any Level 3 assets or liabilities at March 31, 2016 and December 31, 2015.

NOTE 5: DEBT

The Company’s outstanding debt consisted of the following for the periods presented:

	March 31,	December 31,
	2016	2015
	(in millions)
Short-Term Debt:
Chinese Credit Facilities	$1	$1
Total Short-Term Debt	$1	$1

Long-Term Debt:
2015 Credit Facility	$110	$200
Total Long-Term Debt	$110	$200

2011 Credit Facility

On December 20, 2011, we entered into a credit agreement (the “2011 Credit Facility”), which provided $600 million of borrowing including:

—	a term loan facility in an aggregate principal amount of $400 million with a term of five years due December 2016 (“Term Loan”); and
—	a revolving credit facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

On June 26, 2015, the entire outstanding principal on our Term Loan in the amount of $290 million was repaid with borrowings from our 2015 Credit Facility (described below) and the 2011 Credit Facility was subsequently terminated. Principal payments aggregating $10 million were made during the three months ended March 31, 2015.  During the three months ended March 31, 2015, we recorded total interest and commitment fees on our 2011 Credit Facility of $1 million to interest expense on our unaudited condensed consolidated statements of operations.

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

The 2015 Credit Facility, among other things, provides for (i) a $1 billion unsecured revolving credit facility, (ii) an interest rate on borrowings and commitment fees based on the Company’s and its subsidiaries’ consolidated leverage ratio; and (iii) uncommitted incremental revolving loan and term loan facilities, subject to compliance with a leverage covenant and other conditions. Any overdue amounts under or in respect of the revolving credit facility not paid when due shall bear interest at (i) in the case of principal, the applicable interest rate plus 2.00% per annum, (ii) in the case of interest denominated in Sterling or Euro, the applicable rate plus 2.00% per annum; and (iii) in the case of interest denominated in US Dollars, 2.00% per annum plus the Alternate Base Rate plus the interest rate spread applicable to ABR loans. The Company may borrow from the 2015 Credit Facility in U.S dollars, Euros and British pound sterling with a term of five years expiring June 26, 2020.

There is no specific repayment date prior to the five-year maturity date for our outstanding borrowings under the 2015 Credit Facility. During the three months ended March 31, 2016, the Company repaid $90 million of our outstanding borrowings on the 2015 Credit Facility.  Based on the Company’s current leverage ratio, our borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. The Company is currently borrowing under a one-month interest period of 1.7% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period.

We are also required to pay a quarterly commitment fee, on the daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20.0 basis points, given the Company’s current leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of March 31, 2016, we had issued $2 million of outstanding letters of credit under the 2015 Credit Facility.

During the three months ended March 31, 2016, we recorded total interest and commitment fees on our 2015 Credit Facility of $2 million to interest expense on our unaudited condensed consolidated statements of operations.  Unpaid interest and commitment fees as of March 31, 2016 were not material.

We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of the Company have agreed to guarantee the Company’s obligations under the 2015 Credit Facility.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under 2015 Credit Facility.  As of March 31, 2016, we are in compliance with all of our debt covenants.

Chinese Credit Facilities

In addition to our borrowings under the 2015 Credit Facility, we maintain our Chinese Credit Facilities. As of March 31, 2016 and December 31, 2015, we had short-term borrowings outstanding of $1 million.

We are parties to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Our Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of March 31, 2016.  As of March 31, 2016, we had $1 million of outstanding borrowings from the Chinese Credit Facility—BOA.

We are also parties to a RMB 125,000,000 (approximately $20 million), one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). Our Chinese Credit Facility—JPM currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of March 31, 2016.  As of March 31, 2016, there are no outstanding borrowings under our Chinese Credit Facility – JPM.

NOTE 6: INCOME TAXES

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

Our effective tax rate for the three months ended March 31, 2016 and 2015 was 28.9% and 26.7%, respectively. For the three months ended March 31, 2016, the effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The change in the effective tax rate for 2016 compared to the 2015 rate was primarily due to a change in jurisdictional earnings.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of March 31, 2016, accrued interest is $4 million, net of federal benefit, and no penalties have been accrued. We do not anticipate any material releases in the next twelve months.

By virtue of previously filed consolidated income tax returns filed with Expedia, we are currently under an Internal Revenue Service (“IRS”) audit for the 2009 and 2010 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the 2012 and 2013 tax years and have an employment tax audit with the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes.  We are no longer subject to tax examinations by tax authorities for years prior to 2007.  As of March 31, 2016, no material assessments have resulted.

During the year ended December 31, 2015, we received notification of a draft proposed adjustment from the IRS for the 2009 and 2010 tax years and we anticipate receiving additional notices of proposed adjustments for the same years.  These proposed adjustments are related to transfer pricing with our foreign subsidiaries, and would result in an increase to U.S. taxable income and federal tax expense for 2009 and 2010, subject to interest.  Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.  We intend to defend our position through IRS administrative and, if necessary, by judicial remedies.  As of March 31, 2016, no additional adjustments have been proposed.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. The Company recorded a tax benefit of $13 million in its consolidated statement of operations for the year ended December 31, 2015 and an additional $1 million during the three months ended March 31, 2016. The Company will continue to monitor this matter and related potential impacts to its consolidated financial statements.

NOTE 7: STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2016, we repurchased 24,077 shares of outstanding common stock under the share repurchase program at an aggregate cost of $1 million, or an average share price of $59.85. As of March 31, 2016, we have repurchased 2,144,786 shares of outstanding common stock under the share repurchase program at an aggregate cost of $147 million.  As of March 31, 2016, we have a remaining amount from the authorized share repurchase program granted by the Board of Directors of $103 million to repurchase shares of our common stock.

NOTE 8: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	March 31, 2016	December 31, 2015
	(in millions)
Accrued salary, bonus, and related benefits	$32	$47
Accrued marketing costs	59	43
Other	43	33
Total	$134	$123

NOTE 9: COMMITMENTS AND CONTINGENCIES

There have been no material changes to our commitments and contingencies since December 31, 2015. Refer to “Note 12— Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Legal Proceedings

In the ordinary course of business, we are parties to regulatory and legal matters arising out of our operations.  These matters may involve claims involving alleged infringement of third-party intellectual property rights (including patent infringement), defamation, taxes, regulatory compliance privacy issues and other claims. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure.  When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations.  We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable probability that a loss may have been incurred and whether such loss is reasonably estimable.  We base accruals made on the best information available at the time which can be highly subjective.  Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on the business.  However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

Additionally, we earn an increasing portion of our income, and accumulate a greater portion of cash flows, in foreign jurisdictions which we consider indefinitely reinvested. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on our U.S. tax expense and cash flows. See “Note 6— Income Taxes” above for further information on potential contingencies surrounding income taxes.

NOTE 10: SEGMENT INFORMATION

Our reporting structure includes two reportable segments: Hotel and Non-Hotel.

Hotel

Our Hotel segment includes revenue generated from services related to hotels, including click-based advertising revenue from making hotel room night reservations available for price comparison and commission-based transactions via our instant booking feature, as well as display-based advertising, subscription-based hotel advertising (or Business Listings), room reservations sold through our websites, and from content licensing. Our Hotel segment also includes click-based advertising revenue from making airline reservations and cruise reservations available for price comparison and booking.  Our chief operating decision maker is also the Hotel segment manager.

Non-Hotel

Our Non-Hotel segment consists of the aggregation of three operating segments, our Attractions, Restaurants and Vacation Rentals businesses.

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

Restaurants.  We have several websites that provide online and mobile reservation services that connect restaurants with diners.  These websites are primarily focused currently on the European and Australian markets, primarily through thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, and www.dimmi.com.au).  Thefork.com is an online restaurant booking platform with a network of restaurant partners primarily across Europe and Australia.  Thefork.com also helps restaurants to maximize business by providing a flexible online booking, discount and data tool. We generate revenue primarily by charging a fee for each restaurant guest seated through the online reservation systems.

Vacation Rentals. We offer individual property owners and property managers the ability to list their properties available for rental and connect with travelers using a subscription-based fee structure or a free-to-list, commission per booking based option. Our vacation rental inventory currently includes full home rentals, condos, villas, beach rentals, cabins and cottages.  These properties are listed across a number of platforms, including TripAdvisor Vacation Rentals, U.S.-based FlipKey and Vacation Home Rentals, and European-based Holiday Lettings and Niumba businesses.

Each operating segment in our Non-Hotel segment has a segment manager who is directly accountable to and maintains regular contact with our chief operating decision maker to discuss operating activities, financial results, forecasts, and plans for the segment.

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

The following tables present our segment information for the three months ended March 31, 2016 and 2015. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, other income (expense), net, other non-recurring expenses, net, and income taxes, which are excluded from segment operating performance, in Corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our chief operating decision maker does not evaluate operating segments using this information. We also do not regularly provide such information by segment to our chief operating decision maker. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments.  Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Three months ended March 31, 2016
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$303	$49	$-	$352
Adjusted EBITDA (1)	106	(21)	-	85
Depreciation	-	-	(16)	(16)
Amortization of intangible assets	-	-	(8)	(8)
Stock-based compensation	-	-	(19)	(19)
Operating income (loss)	$106	$(21)	$(43)	42
Other expense, net				(4)
Income before income taxes				38
Provision for income taxes				(11)
Net income				27

	Three months ended March 31, 2015
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$320	$43	$-	$363
Adjusted EBITDA (1)	132	(5)	-	127
Depreciation	-	-	(14)	(14)
Amortization of intangible assets	-	-	(7)	(7)
Stock-based compensation	-	-	(16)	(16)
Operating income (loss)	$132	$(5)	$(37)	90
Other expense, net				(4)
Income before income taxes				86
Provision for income taxes				(23)
Net income				63

(1)

Includes allocated general and administrative expenses in our Hotel segment of $22 million and $20 million; and in our Non-Hotel segment of $9 million and $6 million for the three months ended March 31, 2016 and 2015, respectively.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended March 31,
	2016	2015
Numerator:
Net income	$27	$63
Denominator:
Weighted average shares used to compute Basic EPS	145,445	143,145
Weighted average effect of dilutive securities:
Stock options	1,185	2,417
RSUs	273	310
Weighted average shares used to compute Diluted EPS	146,903	145,872
Basic EPS	$0.19	$0.44
Diluted EPS	$0.18	$0.43

The following potential common shares related to stock options and RSUs were excluded from the calculation of Diluted EPS (in thousands) because their effect would have been anti-dilutive for the periods presented:

	Three months ended March 31,
	2016(1)	2015(1)
Stock options	2,871	2,141
RSUs	887	840
Total	3,758	2,981
(1)

These totals do not include 12,799 performance based RSUs and 66,666 performance based options for the three months ended March 31, 2016 and 2015, respectively, representing the right to acquire the equivalent number of shares of common stock for which all targets required to trigger vesting have not been achieved; therefore, such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 12: RELATED PARTY TRANSACTIONS

We consider Liberty TripAdvisor Holdings, Inc. (“LTRIP”) a related party.  As of March 31, 2016, LTRIP beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 13.7% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.3% of the outstanding common stock. Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56.0% of our voting power.

We had no related party transactions with LTRIP during the three months ended March 31, 2016 and 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2016, Part II, Item 1A, “Risk Factors.” Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands.  TripAdvisor, our flagship brand, is the world’s largest travel site, and our mission is to help people around the world plan and book the perfect trip. We accomplish this by, among other things, aggregating millions of travelers’ reviews and opinions about destinations, accommodations, activities and attractions, and restaurants throughout the world so that our users have access to trusted advice wherever their trips take them. Our platform not only helps users plan their trips with our unique user-generated content, but also enables users to compare real-time pricing and availability so that they can book hotels, flights, cruises, vacation rentals, activities and attractions, and restaurant reservations.

Our TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 47 markets worldwide. Our TripAdvisor-branded websites reached 340 million average monthly unique visitors during the quarter ended March 31, 2016, according to our internal log files. We currently feature 350 million reviews and opinions on 6.5 million places to stay, places to eat and things to do – including 1,020,000 hotels and accommodations and 775,000 vacation rentals, 4.0 million restaurants and 655,000 attractions around the world. In addition to user-generated content, our websites feature price comparison tools and links to partner websites, including travel advertisers, on which users can book their travel arrangements. Users may now also complete hotel bookings directly without our partners through tripadvisor.com and also through the TripAdvisor mobile application where coverage is available. In addition to the flagship TripAdvisor brand, we now manage and operate 23 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry.

Executive Summary and Trends

In the first quarter of 2016, we have made the following changes to our internal reporting: (1) we will provide additional disclosure on our revenue sources within our Hotel segment, which will replace our previously reported revenue disclosures of click-based advertising revenue, display based advertising revenue, and subscription, transaction and other revenues; and (2) we have changed the name of our “Other” reportable segment to “Non-Hotel.” These changes had no effect on our consolidated financial statements or to previously reported segment information, as there was no change in the composition of our operating or reportable segments. These reporting changes are described more fully in the following discussion.

Our long-term financial results are highly dependent on our ability to grow our Hotel segment. We are investing in areas of potential growth, including enabling users to transact directly on our site through our instant booking feature, international expansion and innovations in the mobile user experience. We are also investing in our Non-Hotel segment, which includes our Attractions, Restaurants and Vacation Rental businesses. As the largest online travel website, we believe we are an attractive marketing channel for advertisers—including hotel chains, independent hoteliers, online travel agencies, destination marketing organizations, and other travel-related and non-travel related product and service providers— who seek to sell their products and services to our large user base. The key drivers of our financial results are described below, including a summary of our key growth areas and current trends impacting our business, including our reportable segments.

Key Growth Areas

We continue to invest in areas of potential growth, including our content and community, product innovation, and expansion into international markets and adjacent businesses.

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

Mobile.  Innovating and improving our mobile products is a key priority.  As of March 31, 2016, we reached 315 million downloads of our mobile apps and average monthly unique visitors via smartphone and tablet devices grew 29% year-over-year, according to our internal log files. We anticipate that the rate of growth in mobile visitors will continue to exceed the growth rate of our overall unique monthly visitors, and that an increasing proportion of users will use mobile devices to access the full range of services available on our sites. We are investing significant resources to improve the features, functionality and commercialization of our mobile websites and applications.

Instant Booking. Instant booking is a feature that enables users to book a hotel reservation directly with a hotel or OTA partner while remaining on the TripAdvisor website. We believe that allowing users to book directly online without leaving our TripAdvisor websites will result in a better user experience as well as, ultimately, generate additional revenue to the Company.  As a result, we have been gradually rolling this feature out in the U.S. since June 2014 and, in 2015, accelerated the rollout for hotels across our U.S. and U.K. platforms to all users on all devices.  In 2016, we have continued to roll out instant booking to additional countries and, as of March 31, 2016, have substantially completed our global rollout on all devices.  Our business success depends in large part on our ability to maintain and expand relationships with our partners in the travel industry.  These partners power the instant booking feature on our website and we believe that these partners will also benefit from this feature, through increased reservations and more direct relationships with travelers.

International Expansion. We are focused on strengthening our broad global footprint as we believe that penetrating international markets represents a long-term opportunity for us. We continue to improve localization and grow our user base in Europe, Asia and South America, especially in emerging markets, such as Brazil, Russia and China, including a lead product offering in the Chinese market—Mao Tu Ying (or TripAdvisor China) — headquartered in Beijing. During the three months ended March 31, 2016 and 2015, international revenue accounted for 46% and 50%, respectively, of our worldwide revenue.

Attractions, Restaurants and Vacation Rentals. TripAdvisor has information and user-generated content on 4.0 million restaurants and 655,000 attractions around the world. As a significant percentage of our users are not hotel shoppers, we believe TripAdvisor has a unique opportunity to monetize its community of these non-hotel shoppers looking for places to eat and things to do. With the acquisitions of our online restaurant reservation businesses, and Viator for online bookable tours and attractions, we are attempting to match more users with more businesses. In addition, we provide access to vacation rentals to our users.  We offer individual property owners and property managers the ability to list their properties using a free-to-list, commission-based structure or a subscription-based fee option and we believe our highly-engaged and motivated user community creates a competitive advantage for us in this market.  In the three months ended March 31, 2016, Vacation Rental property listings grew 11% to 775,000 properties, driven by strong listings growth in our free-to-list model.

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

Increasing Competition. The travel planning industry and, more generally, the business of collecting and aggregating travel-related resources and information as well as enabling consumers to purchase travel-related products, continues to be increasingly competitive. There are an increasing number of companies who collect and aggregate travel information and resources and enable consumers to plan and book travel.  These include search companies, such as Google, Inc. and Baidu.com, Inc.; large and increasingly consolidating online travel agencies, or OTAs (such as Expedia and Priceline and their respective subsidiaries); as well as new global entrants such as Airbnb, Inc. and Alibaba. We plan to continue to invest in order to remain the leading source of travel reviews as well as to continue to enhance our user experience.  For further description of our competition see Item 1 “Business”, in our Annual Report on Form 10-K for the year ended December 31, 2015.

Accelerated Rollout of Instant Booking. Hotel revenue from our instant booking feature is included in our TripAdvisor-branded click-based advertising and transaction revenue in our Hotel segment. Currently our instant booking feature is monetizing at a lower revenue per hotel shopper rate than our metasearch feature, or click-based advertising revenue. While we expect to close this monetization gap, primarily by continuing to streamline our booking path to optimize user experience, persistently promoting the TripAdvisor brand as the place to “plan, compare and book” and continuing to seek partners with strong branding and supply channels in order to try and achieve higher conversion rates and repeat hotel bookings, there is no guarantee that these initiatives will ultimately be successful and, if not, our TripAdvisor-branded click-based and transaction revenue may be materially adversely affected. In addition, our instant booking revenue recorded under the consumption model is recognized at the time the traveler consumes the stay. Comparatively, instant booking revenue under the transaction model is recorded at the time the user books the stay and our metasearch feature, or click-based advertising revenue, is recorded when a traveler makes the click-through to the travel partners’ websites, even if the traveler does not book during that search.  Based on our internal data, we currently estimate the average time between a user booking a stay to consuming a stay is approximately three to five weeks, subject to seasonal variations. In future periods, greater contribution from our instant booking consumption model to TripAdvisor-branded click-based and transaction revenue could result in additional revenue recognized at the time of a consumed stay and therefore a shift in the timing of our revenue recognition.

Evolution of the 360 Degree Travel Experience.  We believe our role in the overall travel experience continues to grow in importance in the travel industry, as we emphasize to travelers that we are the place to come “plan, compare and book” their trip.  Our websites globally reached 340 million average monthly unique visitors during the three months ended March 31, 2016, according to our internal log files. With 350 million reviews and opinions on 6.5 million places to stay, places to eat and things to do – including 1,020,000 hotels and accommodations and 775,000 vacation rentals, 4.0 million restaurants and 655,000 attractions in 135,000 destinations throughout the world - we believe we have the best content in the travel industry for research and travel planning decision-making. When combined with our hotel metasearch capabilities to compare and find the best prices; our instant booking feature, allowing users to book their hotels on all devices directly on our website; and, subsequent to their trip, the ability to submit a traveler review, TripAdvisor has become a 360 degree or end to end travel experience.

Growth in Mobile Phone and Other Handheld Devices. To access the internet, users are increasingly using devices other than desktop computers, including mobile phones and handheld computers such as notebooks and tablets. To address these growing user demands, we continue to extend our platform to develop mobile phone and tablet applications to deliver travel information and resources. Although the substantial majority of our mobile phone users also access and engage with our websites on personal computers and tablets where we display advertising, our users could decide to access our products primarily through mobile phone devices. We do display graphic advertising on mobile phones; however, our mobile phone monetization strategies are still developing, as mobile phone monetization is significantly less than desktop and tablet monetization. Mobile phone growth and development remains a key strategy and we will continue to invest and innovate in this growing platform to help us maintain and grow our user base, engagement and monetization over the long term.

Segments

Our reporting structure includes two reportable segments: Hotel and Non-Hotel. Our Non-Hotel reportable segment consists of three operating segments, which includes our Attractions, Restaurants and Vacation Rentals businesses.  The segments are determined based on how the chief operating decision maker regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources.  The chief operating decision maker for the Company is our Chief Executive Officer.

As discussed above, in the first quarter of 2016 we renamed our “Other” reportable segment “Non-Hotel.” This change had no effect on our consolidated financial statements or to previously reported segment information, as there was no change in the composition of our operating or reportable segments. For further description of our segments see Item 1 “Business”, in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Note 10— Segment Information” in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Employees

As of March 31, 2016, we had 3,108 employees. Of these employees, approximately 51% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

New and Recently Adopted Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on stock compensation which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.  We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued new accounting guidance on leases that is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective approach or a modified retrospective approach, which requires the initial cumulative effect to be recognized at the date of initial application.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted for fiscal years beginning after December 15, 2016.  We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In September 2015, the FASB issued new accounting guidance which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. The Company adopted this guidance in the first quarter of 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

Results of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended March 31,		% Change
	2016	2015	2016 vs. 2015
Revenue	$352	$363	(3)%

Costs and expenses:
Cost of revenue	16	13	23%
Selling and marketing	172	157	10%
Technology and content	61	49	24%
General and administrative	37	33	12%
Depreciation	16	14	14%
Amortization of intangible assets	8	7	14%
Total costs and expenses:	310	273	14%
Operating income	42	90	(53)%
Other income (expense):
Interest expense	(4)	(2)	100%
Interest income and other, net	-	(2)	(100)%
Total other expense, net	(4)	(4)	0%
Income before income taxes	38	86	(56)%
Provision for income taxes	(11)	(23)	(52)%
Net income	$27	$63	(57)%

Other Financial Data:
Adjusted EBITDA (1)	$85	$127	(33)%

(1) See “Adjusted EBITDA” discussion below for more information.

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

Refer to “Note 10— Segment Information” in the notes to our unaudited condensed consolidated financial statements for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented above.

Revenue and Segment Information

In the first quarter of 2016 we began providing additional disclosure on our revenue sources within our Hotel segment, which are TripAdvisor-branded click-based and transaction revenue, TripAdvisor-branded display-based advertising and subscription revenue; and other hotel revenue. The purpose of this additional disclosure is to provide further understanding of our hotel revenue sources and allow for additional insight into the calculation of one of our key operating performance metrics, revenue per hotel shopper.  In conjunction with providing these additional revenue disclosures, we will no longer provide our historically reported revenue disclosure of click-based advertising, display-based advertising, and subscription, transaction and other revenues. This change had no effect on our consolidated financial statements in any period or with the composition of our operating or reportable segments.

	Three months ended March 31,		% Change
	2016	2015	2016 vs. 2015
REVENUE by Segment:	(in millions)
Hotel	$303	$320	(5)%
Non-Hotel	49	43	14%
Total revenue	$352	$363	(3)%
Adjusted EBITDA by Segment (1):
Hotel	$106	$132	(20)%
Non-Hotel	(21)	(5)	(320)%
Total Adjusted EBITDA	$85	$127	(33)%
Adjusted EBITDA Margin by Segment (2):
Hotel	35%	41%
Non-Hotel	(43)%	(12)%

(1)

Included in Adjusted EBITDA is a general and administrative expense allocation for each segment, which is based on the segment’s percentage of our total personnel costs. See “Note 10 — Segment Information,” in the notes to our unaudited condensed consolidated financial statements for more information.

(2)	We define “Adjusted EBITDA margin”, a non-GAAP measure, as Adjusted EBITDA as a percentage of revenue.

Hotel Segment

Our Hotel segment revenue decreased by $17 million during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to a $29 million decrease in TripAdvisor-branded click-based and transaction revenue, primarily due to a decline in revenue per hotel shopper of 24%, largely due to the global rollout of our instant booking feature, partially offset by growth of $7 million in TripAdvisor-branded display-based advertising and subscription revenue, and $5 million in other hotel revenue, all of which are discussed below.

Adjusted EBITDA in our Hotel segment decreased $26 million during three months ended March 31, 2016 when compared to the same period in 2015, primarily due to a decrease in revenue and increased personnel and overhead costs and online traffic acquisition costs offset by lower television advertising costs due to the cessation of our television advertising campaign. Our Hotel segment adjusted EBITDA margin decelerated during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to an overall decrease in Hotel revenue and to a lesser extent increased investment levels to support growth.

The following is a detailed discussion of the revenue sources within our Hotel segment:

	Three months ended March 31,		% Change
	2016	2015	2016 vs. 2015
	(in millions)
Hotel:
TripAdvisor-branded click-based and transaction	$189	$218	(13%)
TripAdvisor-branded display-based advertising and subscription	68	61	11%
Other hotel revenue	46	41	12%
Total Hotel segment revenue	$303	$320	(5%)

TripAdvisor-branded Click-based and Transaction Revenue

TripAdvisor-branded click-based and transaction revenue includes click-based advertising revenue (our meta-auction) from our TripAdvisor-branded websites and revenue from our instant booking feature. For the three months ended March 31, 2016 and 2015, 62% and 68%, respectively, of our total Hotel segment revenue came from our TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue decreased $29 million during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to a decline of 24% in revenue per hotel shopper, which is explained below.

Click-based Revenue (meta-auction revenue)

Our largest source of Hotel segment revenue is click-based advertising revenue from our TripAdvisor-branded websites, which includes links to our partners’ booking sites and contextually-relevant branded and related text links. Our click-based advertising partners are predominantly online travel agencies, or OTAs, and direct suppliers in the hotel, airline and cruise product categories. Click-based advertising is generally priced on a cost-per-click, or CPC, basis, with payments from advertisers based on the number of users who click on each type of link, or in other words a conversion of hotel shopper to a paid click. Cost per click is the effective price that partners are willing to pay for a hotel shopper lead, and is determined in a competitive bidding process (our “meta-auction”) that allows our partners to use our proprietary system to submit CPC bids to have their rates and availability listed on our site. When a partner submits a CPC bid, they agree to pay the amount of that bid each time a user subsequently clicks on the URL link to the partner’s website. Bids are submitted periodically – sometimes as often as daily or weekly – on a property-by property basis and the size of the bid relative to other bids received determines the partner’s placement in all metasearch placements on our site with one or more offers shown, including hotel comparison search results and the property detail page. The system is automated and the size of the partner’s bid is the primary factor impacting the partner’s placement on that page. CPCs are generally lower in international markets than in the U.S. market, and, in addition, hotel shoppers visiting via mobile phones generally monetize at a significantly lower rate than hotel shoppers visiting via desktop and tablet.

Transaction Revenue

Our transaction revenue is comprised of revenue from our instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission to us for a user that completes a hotel reservation on our website.  Instant booking revenue is currently recognized under two different models: the transaction model and the consumption model. Our transaction model commission revenue is recorded at the time a traveler books a hotel reservation on our site with one of our transaction partners. Our transaction partners are liable for commission payments to us upon booking and the partner assumes the cancelation risk.  When a traveler makes a hotel reservation on our site with one of our consumption partners, revenue is not recorded until the travelers’ stay. Our consumption partners are liable for commission payment upon the completion of stay by the traveler.  OTA and hotel partner placement and comparative hotel prices available to the traveler in the booking process under both models are determined in a bidding process in our proprietary system, based on a number of variables including commission rates, depending on the specific hotel selected. Instant booking commissions are primarily a function of average gross booking value generated from hotel reservations and commission rates negotiated with each of our partners.

Key Performance Metrics

The key drivers of TripAdvisor-branded click-based and transaction revenue include the growth in unique monthly hotel shoppers and particularly revenue per hotel shopper, which measures how effectively we monetize or convert our hotel shoppers into revenue. We measure performance by calculating revenue per hotel shopper on an aggregate basis, which factors in total unique monthly hotel shoppers on TripAdvisor-branded websites and total TripAdvisor-branded click-based and transaction revenue for the periods presented.

While we believe total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth, we also track and analyze sub-segments of our traffic and their correlation to revenue generation and utilize data regarding hotel shoppers as a key indicator of revenue growth. We use the term “hotel shoppers” to refer to visitors who view either a listing of hotels in a city or a specific hotel page. The number of hotel shoppers tends to vary based on seasonality of the travel industry and general economic conditions, as well as other factors outside of our control. Given these factors, as well as the trend towards increased usage on mobile phones (for which usage trends continue to evolve) and international growth, quarterly and annual hotel shopper growth is difficult to forecast.

Our aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites increased 13% during the three months ended March 31, 2016 when compared to the same period in 2015, according to our log files.  The increase in hotel shoppers for the three months ended March 31, 2016 is primarily due to the success in our online marketing strategy for desktop and tablet devices and the general trend of an increasing number of hotel shoppers visiting our websites on mobile phones.  Increasing the number of hotel shoppers on our sites remains a top strategic priority.

The below table summarizes our revenue per hotel shopper calculation and growth rate, in aggregate, for the periods presented:

	Three months ended March 31,		% Change
	2016	2015	2016 vs. 2015
	(in millions)
Revenue per hotel shopper:
TripAdvisor-branded click-based and transaction revenue	$189	$218	(13%)
Divided by: Total average unique monthly hotel shoppers for the quarter	428	378	13%
	$0.44	$0.58	(24%)

Our overall revenue per hotel shopper decreased 24% during the three months ended March 31, 2016 when compared to the same period in 2015, according to our log files.  The primary driver of this decrease was due to the impact from (i) the decision to accelerate the rollout of our instant booking feature, which currently monetizes at a lower rate than click-based advertising revenue, into our US and UK markets on all devices in the third quarter of 2015 and into substantially all of our remaining international markets in the first quarter of 2016, (ii) the timing of our revenue recognition, as an increasing portion of our Hotel revenue is being recognized at stay under our instant booking consumption model as opposed to at the time the traveler makes the click-through to the travel partners’ websites under our click-based advertising model or at the time of booking under the instant booking transaction model, (iii) a growing number of hotel shoppers visiting our websites on mobile phones which exhibit a lower rate of conversion and therefore monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet, and (iv) to a lesser extent fluctuations in foreign exchange rates.

TripAdvisor-branded Display-based Advertising and Subscription Revenue

For the three months ended March 31, 2016 and 2015, 22% and 19%, respectively, of our Hotel segment revenue came from our TripAdvisor-branded display based advertising and subscription revenue, which consists of revenue from display-based advertising, subscription-based hotel advertising revenue (or Business Listings), as well as content licensing with third party websites.

Our TripAdvisor-branded display-based advertising and subscription revenue increased by $7 million or 11%, during the three months ended March 31, 2016 when compared to the same period in 2015. Display-based advertising revenue and subscription revenue both grew at comparable rates during the three months ended March 31, 2016.  The increase in display-based advertising revenue was primarily due to an increase in impressions sold and to a lesser extent pricing, while the increase in subscription revenue was a result of both increased pricing and sales productivity.

Other Hotel Revenue

For the three months ended March 31, 2016 and 2015, 15% and 13%, respectively, of our Hotel segment revenue came from other hotel revenues. Our other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, including click-based advertising revenue, display-based advertising revenue and room reservations sold through these websites.  Our other hotel revenue increased by $5 million during the three months ended March 31, 2016 when compared to the same period in 2015.

Non-Hotel Segment

Our Non-Hotel segment revenue increased by $6 million or 14% during the three months ended March 31, 2016 when compared to the same period in 2015, primarily driven by increased bookings across all businesses, partially offset by the continued shift to our free-to-list model in our Vacation Rentals business, where commission revenues are not recognized until time of stay.

Our Attractions business saw an increase in supply of destination activities and continued growth in our user base globally.  In our Restaurants business, we saw growth in our more established markets, and additionally from expansion into new markets.  In our Vacation Rentals business we continued to see an increase in property listings and number of transactions on our websites.

Adjusted EBITDA in our Non-Hotel segment decreased $16 million during the three months ended March 31, 2016 when compared to the same period in 2015.  This decrease was primarily due to increased personnel and overhead costs and online traffic acquisition costs of $11 million and $5 million, respectively.  The Attractions, Restaurant and Vacation Rental businesses are all at the earlier stages of their growth and business life cycle which require early investment to fund growth initiatives, and a contributing factor to this reportable segment operating at a loss.

Revenue by Geography

The following table presents our revenue by geographic region. Revenue by geography is based on the geographic location of our websites.

	Three months ended March 31,		% Change
	2016	2015	2016 vs. 2015
	(in millions)
Revenue by geographic region:
North America (1)	$191	$182	5%
EMEA (2)	110	120	(8%)
APAC (3)	37	42	(12%)
LATAM (4)	14	19	(26%)
Total	$352	$363	(3%)
(1)	United States and Canada
(2)	Europe, Middle East and Africa
(3)	Asia-Pacific
(4)	Latin America

Revenue outside of North America, or International revenue, decreased $20 million, or 11%, during the three months ended March 31, 2016, when compared to the same period in 2015. International revenue represented 46% and 50%, of total revenue during the three months ended March 31, 2016 and 2015, respectively. Our international revenue growth rate decelerated and international revenue, as a percentage of total revenue, declined during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to our accelerated rollout of instant booking in the U.K. during the third quarter of 2015 and to additional international markets during the three months ended March 31, 2016, which generally monetize at a lower revenue per hotel shopper, currently than the U.S. market, and to a lesser extent the impact of fluctuations in foreign exchange rates.

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

	Three months ended March 31,		% Change
	2016	2015	2016 vs. 2015
	(in millions)
Direct costs	$11	$10	10%
Personnel and overhead	5	3	67%
Total cost of revenue	$16	$13	23%
% of revenue	4.5%	3.6%

Cost of revenue increased $3 million during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to increased merchant credit card and transaction fees and personnel costs from increased headcount needed to support business growth and customer support.

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

	Three months ended March 31,		% Change
	2016	2015	2016 vs. 2015
	(in millions)
Direct costs	$123	$113	9%
Personnel and overhead	49	44	11%
Total selling and marketing	$172	$157	10%
% of revenue	48.9%	43.3%

Direct selling and marketing costs increased $10 million during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to increased online traffic acquisition costs, offset by a decrease in costs related to the cessation of our television advertising campaign.  We spent $10 million on our television advertising campaign during the three months ended March 31, 2015, which we did not incur in the three months ended March 31, 2016. Personnel and overhead costs increased $5 million during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to an increase in headcount needed to support business growth, including international expansion.

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

	Three months ended March 31,		% Change
	2016	2015	2016 vs. 2015
	(in millions)
Personnel and overhead	$53	$41	29%
Other	8	8	0%
Total technology and content	$61	$49	24%
% of revenue	17.3%	13.5%

Technology and content costs increased $12 million during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to increased personnel costs, including a $3 million increase in stock-based compensation, from increased headcount needed to support business growth, including international expansion and enhanced site features.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead costs, for personnel engaged in executive leadership, finance, legal, and human resources, including stock-based compensation. General and administrative costs also include professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense, non-income taxes and charitable contributions.

	Three months ended March 31,		% Change
	2016	2015	2016 vs. 2015
	(in millions)
Personnel and overhead	$25	$24	4%
Professional service fees and other	12	9	33%
Total general and administrative	$37	$33	12%
% of revenue	10.5%	9.1%

General and administrative costs increased $4 million during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to personnel costs and overhead costs related to an increase in headcount needed to support our business operations and increased professional service fees and non-income taxes, partially offset by a decrease of $2 million in charitable contributions.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, our corporate headquarters building and amortization of capitalized software and website development costs.

	Three months ended March 31,
	2016	2015
	(in millions)
Depreciation	$16	$14
% of revenue	4.5%	3.9%

Depreciation expense increased $2 million during the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to increased amortization related to capitalized software and website development costs and $1 million of depreciation on our corporate headquarters building, which we did not incur in the three months ended March 31, 2015.

Amortization of Intangible Assets

Amortization consists of the amortization of purchased definite-lived intangibles.

	Three months ended March 31,
	2016	2015
	(in millions)
Amortization of intangible assets	$8	$7
% of revenue	2.3%	1.9%

Amortization of intangible assets increased $1 million during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to incremental amortization of purchased definite lived intangibles related to our 2015 business acquisitions.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2011 Credit Facility, 2015 Credit Facility, and Chinese Credit Facilities, as well as interest on our financing obligation related to our corporate headquarters.

	Three months ended March 31,
	2016	2015
	(in millions)
Interest expense	$(4)	$(2)

Interest expense increased $2 million during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to interest imputed on our financing obligation related to our corporate headquarters lease in 2016.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned and amortization of discounts and premiums on our marketable securities, net foreign exchange gains and losses, and gains and losses on sales of our marketable securities and sale of businesses.

	Three months ended March 31,
	2016	2015
	(in millions)
Interest income and other, net	$-	$(2)

Interest income and other, net increased during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to the fluctuation of foreign exchange rates and settlement of our forward contracts.

Provision for Income Taxes

	Three months ended March 31,
	2016	2015
	(in millions)
Provision for income taxes	$11	$23
Effective tax rate	28.9%	26.7%

Our effective tax rate increased during the three months ended March 31, 2016 over the same period in 2015, primarily due to a change in jurisdictional earnings.

For the three months ended March 31, 2016, the effective tax rate is less than the federal statutory tax rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock-based compensation and accruals on uncertain tax positions.

Related Party Transactions

For information on our relationship with Liberty TripAdvisor Holdings, Inc., refer to “Note 12— Related Party Transactions” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.   We had no related party transactions with LTRIP during the three months ended March 31, 2016 and 2015.

Stock-Based Compensation

Refer to “Note 3— Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 629,896 service-based stock options with a weighted average grant-date fair value per option of $24.41 and 1,503,603 service-based RSUs with a weighted average grant-date fair value of $63.73 during the three months ended March 31, 2016.

Liquidity and Capital Resources

The following section explains how we have generated and used our cash historically, describes our current capital resources and discusses our future financial commitments.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
	2016	2015
	(in millions)
Net cash provided by (used in):
Operating activities	$120	$99
Investing activities	11	(34)
Financing activities	(94)	(3)

Our principal source of liquidity is cash flows generated from operations, although liquidity needs can also be met through drawdowns under our 2015 Credit Facility and Chinese Credit Facilities. As of March 31, 2016 and December 31, 2015, we had $709 million and $698 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of March 31, 2016, approximately $562 million of our cash, cash equivalents and short and long-term marketable securities are held by our international subsidiaries, primarily in the United Kingdom, and are related to earnings we intend to reinvest permanently outside the United States. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $787 million as of March 31, 2016. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Cash held is primarily denominated in U.S. dollars.

As of March 31, 2016, we had outstanding borrowings of $110 million in long-term debt and approximately $888 million of borrowing capacity available under our 2015 Credit Facility, which we are currently borrowing under a one-month interest period at 1.7% per annum, which will reset periodically. In addition, we had current borrowings of $1 million and approximately $49 million of available borrowing capacity under our Chinese Credit Facilities, which currently bear interest at a rate based on 100% of the People’s Bank of China’s base rate, or 4.35% as of March 31, 2016. For further discussion on our credit facilities refer to “Note 5 – Debt” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Operating Activities

For the three months ended March 31, 2016, net cash provided by operating activities increased by $21 million or 21% when compared to the same period in 2015, primarily due to a net increase in working capital movements of $51 million and non-cash items affecting cash flow of $6 million, which is primarily due to an increase in stock-based compensation and a decrease in excess tax benefits from stock-based awards, offset by a decrease in net income of $36 million.  The increase in working capital movements of $51 million was primarily related to an increase in operating cash flow from deferred merchant payables and deferred revenue due to growth in our Attractions business and our Vacation Rentals business free-to-list model, in addition to the timing of customer receipts, income tax payments and vendor payments, offset by a lower income tax provision.

Investing Activities

For the three months ended March 31, 2016, net cash provided in investing activities increased by $45 million when compared to the same period in 2015, primarily due to a net decrease in cash used for the purchases, sales and maturities of our marketable securities of $26 million, a decrease in capital expenditures of $14 million, primarily related to the completion of our corporate headquarters building in 2015, and cash paid for 2015 business acquisitions of $5 million, net of cash acquired, which we did not incur in the three months ended March 31, 2016.

Financing Activities

For the three months ended March 31, 2016, net cash used in financing activities increased by $91 million when compared to the same period in 2015, primarily due to partial repayment of our outstanding borrowings under our 2015 Credit Facility of $90 million.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2015.  Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2015.

As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Additionally, we earn an increasing portion of our income, and accumulate a greater portion of cash flows, in foreign jurisdictions which we consider indefinitely reinvested. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on our U.S. tax expense and cash flows.  See “Note 6— Income Taxes” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on potential contingencies surrounding income taxes.

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

There has been no material change in our market risk profile during the three months ended March 31, 2016.  For additional information, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Rules and regulations promulgated by the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that we are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

Item 1A. Risk Factors

You should consider carefully the risks described below together with all of the other information included in this Quarterly Report as they may impact our business, results of operations and/or financial condition. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

If we are unable to continue to increase visitors to our websites and to cost-effectively convert these visitors into repeat users, contributors and/or shoppers, our revenue could decline.

The primary asset that we use to attract visitors to our websites and convert these visitors into repeat users, contributors and/or shoppers is our ability to collect, create, organize and distribute high-quality, commercially valuable content that meets users’ specific interests and enables them to use the content and interact with the supporting communities. There can be no assurances that we will continue to obtain content in a cost-effective manner or in a manner that meets rapidly changing consumer demand. Any failure to obtain and manage such content in a manner that will engage users, or a failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and reduce traffic to our websites, which would make our websites less attractive to advertisers.  Any change in the cost structure pursuant to which we obtain our content, in travelers’ relative appreciation of user-based versus expert content, in the quality of our content versus other sites’ content or any other changes that could reduce traffic to our websites would negatively impact our business and financial performance.

We derive a substantial portion of our revenue from advertising and any significant reduction in spending by advertisers could harm our business.

We derive a substantial portion of our revenue from the sale of advertising.  We enter into master advertising contracts with our advertising partners, however, these agreements are generally limited to matters such as privacy and compliance, payment terms and conditions, termination and indemnities and most can be terminated by our partners at will or on short notice.  Our ability to grow advertising revenue with our existing or new advertising partners is dependent in large part on our ability to generate revenue for them. Advertisers will not continue to do business with us if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis. If we are unable to provide value to our advertising partners, they will likely stop placing ads on our websites, which would harm our revenues and business. We cannot guarantee that our current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with us.

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

We rely on a relatively small number of significant partners and any reduction in spending by or loss of these partners could seriously harm our business.

We derive a substantial portion of our revenue from a relatively small number of partners and rely significantly on our relationships. For example, for the year ended December 31, 2015, our two most significant advertising partners, Expedia and Priceline (and their subsidiaries), accounted for a combined 46% of total revenue. While we enter into contracts with our partners, the terms of these agreements generally address matters such as privacy and compliance, payment terms and conditions, termination and indemnities and most of these contracts can be terminated by our partners at will or on short notice.  If any of our significant partners were to cease or significantly curtail their business with us, we could experience a rapid decline in our revenue over a relatively short period of time which would have a material impact on our business.

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

In addition, to the extent that Google or other leading search or metasearch engines that have a significant presence in our key markets, disintermediate OTA’s or travel content providers by offering comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be a material adverse impact on our business and financial performance.  To the extent these actions have a negative effect on our search traffic, whether on desktop, tablet or mobile phones, our business and financial performance could be adversely affected.

We continue to work aggressively on the roll out of our “instant booking” feature despite anticipated and potential unanticipated challenges and risks which could have a negative impact on our business and financial performance.

Instant booking is a feature that enables users to book a hotel reservation directly with a hotel or online travel agency partner while remaining on the TripAdvisor website. We have been gradually rolling this feature out in the U.S. since June 2014, and, in 2015, accelerated the rollout of instant booking for hotels across our U.S. and U.K. platforms to all users on all devices.  As of March 31, 2016, we have substantially completed our global rollout of our instant booking feature and focus on optimizing the results of this feature.  We believe that allowing users to book directly online without leaving the TripAdvisor site will result in a better user experience as well as, ultimately, additional revenue to the Company.  However, there are additional risks associated with this feature.

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

Our “instant booking” feature may not meet our expectations and may subject us to additional and ongoing operational risks.

Currently our instant booking feature is monetizing at a lower revenue per hotel shopper rate compared to our metasearch feature, or click-based revenue. While we expect to close this monetization gap, primarily by continuing to streamline our booking path to enhance user experience, persistently promoting the TripAdvisor brand as a booking channel and continuing to seek partners with strong branding and supply channels, there is no guarantee that these initiatives will ultimately be successful.  If these initiatives are not successful, our revenue may be materially adversely affected.

Our instant booking revenue recorded under the consumption model is recognized at the time the traveler completes his or her stay. Comparatively, revenue under the transaction model is recorded at the time the user books the stay and revenue from our metasearch feature, or click-based revenue, is recorded when a traveler makes the click-through to the travel partners’ websites.

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

We expect the instant booking functionality to significantly increase the number of transactions that will occur on our website.  Even though the transaction and customer care associated with these transactions are provided by our partners, each reservation is completed on TripAdvisor’s instant booking platform.  Failure to effectively manage the process for instantly booking on our website and the safeguard data that is obtained during the course of arranging for such bookings could negatively impact our reputation and, consequently, our business.

Growth in the use of devices other than desktop computers may negatively affect our revenue and financial results.

Our content was originally designed for users accessing the Internet on a desktop computer. The number of people who access the Internet through devices other than desktops computers, including mobile phones and handheld computers such as notebooks and tablets, has increased substantially in the last few years.  We anticipate that the rate of use of these computing devices will continue to grow. To address these growing user demands, we continue to extend our platform to develop mobile phone and tablet applications.  However, currently, we monetize users of these devices at a lower rate compared to users who access our websites through desktop computers.  In addition, given the device sizes and technical limitations of these devices, mobile consumers may not be willing to download multiple apps from multiple companies providing similar service and instead prefer to use one or a limited number of apps for their hotel, restaurant and attractions activity. The consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important.

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

•

We face competition from travel service providers such as major hotel companies, many of which have their own websites to which they drive business. Major hotel companies may also attempt to improve their competitive position by offering lower room rates, better room availability or additional features or amenities through their reservation service than are available through services like ours.

•	We also face competition from wholesalers, tour operators, traditional offline travel agencies and operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.
•	In addition, we compete with newspapers, magazines and other traditional media companies that provide offline and online advertising opportunities.
•	In our vacation rental business, we face competition from several companies, including HomeAway (a subsidiary of Expedia) and Airbnb, Inc., both of whom have a larger inventory of rooms available.
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

Certain of the companies we do business with, including some of our  partners, are also our competitors. The consolidation of our competitors and partners, including Expedia (through its acquisitions of Trivago, Orbitz, Travelocity, and HomeAway) and Priceline (through its acquisitions of Kayak and OpenTable), may affect our relative competitiveness and our partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites. For example, Google has taken steps to appeal more directly to travel customers, which could lead to diversion of customer traffic to their own websites or those of a favored partner, or undermine our ability to obtain prominent placement in paid or unpaid search results at a reasonable cost, or at all. Competition in our industry may result in pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and financial performance.

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

We use technology and processes to monitor the quality of, and to identify metrics associated with, the Internet traffic that we deliver to online advertisers. These metrics are used to not only identify the value of advertising on our website but also to identify low quality clicks such as non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic, or traffic that online advertisers deem to be invalid, will be delivered to such online advertisers. As a result, we may be required to credit amounts owed to us by our advertisers. Furthermore, low-quality or invalid traffic may be detrimental to our relationships with advertisers, and could adversely affect our advertising pricing and revenue.

We rely on assumptions, estimates and data to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

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

We operate in a culture that encourages rapid development and release of new and improved products, which may at times result in unintended consequences or decisions that are poorly received by users or advertisers. Our culture also prioritizes user engagement, or website “stickiness,” over short-term financial results. We have taken actions in the past and may continue to make product decisions going forward that have the effect of reducing our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience, conversion rates and/or pricing, thereby ultimately improving our financial performance over the long-term. The short-term reductions in revenue or profitability could be more severe than we anticipate or these decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with users and advertisers, and our business and results of operations could be harmed.

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

Our websites rely on content, brands and technology, much of which is proprietary. We protect our proprietary content, brands and technology by relying on a combination of trademarks, copyrights, trade secrets, patents and confidentiality agreements. In connection with our license agreements with third parties, we seek to control access to, and the use and distribution of, proprietary technology, content and brands. Even with these precautions, it may be possible for another party to copy or otherwise obtain and use our proprietary technology, content or brands without authorization or to develop similar technology, content or brands independently. Effective intellectual property protection may not be available in every jurisdiction in which our services are made available, and policing unauthorized use of our intellectual property is difficult and expensive. Therefore, in certain jurisdictions, we may be unable to protect our intellectual property adequately against unauthorized third-party copying or use, which could adversely affect our business or ability to compete. We cannot be sure that the steps we have taken will prevent misappropriation or infringement of our intellectual property. Any misappropriation or violation of our rights could have a material adverse effect on our business. Furthermore, we may need to go to court or other tribunals or administrative bodies in order to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention. Our failure to protect our intellectual property in a cost-efficient or effective manner could have a material adverse effect on our business and ability to protect our technology, content and brands.

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

Our processing, storage and use of personal information and other data exposes us to risks of external and internal security breaches and could give rise to liabilities.

There are numerous laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. In addition, an increasing number of our users are providing consumer data (including credit card data).  The security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidences in our services.  We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to users or other third parties, or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements that could harm our reputation and cause our customers and members to lose trust in us, which could have an adverse effect on our business, brand, market share and results of operations.

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

Potential security breaches to our systems, whether resulting from internal or external sources, could significantly harm our business. A party, whether internal or external, that is able to circumvent our security systems could misappropriate user information or proprietary information or cause significant interruptions in our operations. In the past, we have experienced “denial-of-service” type attacks on our systems that have made portions of our websites unavailable for short periods of time as well as unauthorized access of our systems and data. We have acquired a number of companies over the years and may continue to do so in the future. While we make significant efforts to address any information technology security issues with respect to our acquisitions, we may still inherit such risks when we integrate the acquired businesses.  We may need to expend significant resources to protect against security breaches or to investigate and address problems caused by breaches, and reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. Security breaches could also cause travelers and potential users to lose confidence in our security, which would have a negative effect on the value of our brand. Failure to adequately protect against attacks or intrusions, whether for our own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on our financial performance.

We also face risks associated with security breaches affecting third parties conducting business over the Internet. Much of our business is conducted with third party marketing affiliates or, more recently, though business partners powering our instant booking feature.  In addition, we use third parties to process credit card payments. A security breach at such third party could be perceived by consumers as a security breach of our systems and could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.

We face increased risks as the level of our debt increases.

On June 26, 2015, we entered into a new credit agreement with respect to a $1 billion five-year revolving credit facility.  This arrangement includes restrictive covenants that may impact the way we manage our business and may limit our ability to secure significant additional financing in the future on favorable terms. Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. In light of periodic uncertainty in the capital and credit markets, there can be no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments.

We have indebtedness which could adversely affect our business and financial condition.

We currently have outstanding approximately $110 million in long-term debt and approximately $888 million of available borrowing capacity on our revolving credit facility.  Risks relating to our indebtedness include:

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

Depending on the size of the exposures and the relative movements of exchange rates, if we were to choose not to hedge or were to fail to hedge effectively our exposure, we could experience a material adverse effect on our consolidated financial statements and financial condition. As seen in some recent periods, in the event of severe volatility in exchange rates the impact of these exposures can increase, and the impact on results of operations can be more pronounced. In addition, the current environment and the increasingly global nature of our business have made hedging these exposures both more complex and costly. We hedge certain short-term foreign currency exposures with the purchase of forward exchange contracts. These hedge contracts only help mitigate the impact of changes in foreign currency rates that occur during the term of the related contract period and carry risks of counter-party failure. There can be no assurance that our hedges will have their intended effects.

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

For the three months ended March 31, 2016, the average daily trading volume of our common stock on NASDAQ was approximately 2.5 million shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of the common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If LTRIP or some other stockholder sells substantial amounts of our common stock in the public market, or if there is a perception in the public market that LTRIP might sell shares of our common stock, the market price of our common stock could decrease significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2016, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

During the three months ended March 31, 2016, we repurchased 24,077 shares of outstanding common stock under the share repurchase program, as set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	—	—	$104,779,230
February 1 to February 29	—	—	—	$104,779,230
March 1 to March 31	24,077	$59.85	24,077	$103,338,145

Total	24,077		24,077

(1)	These amounts include fees and commissions associated with the share repurchase.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.
By:	/s/ Ernst Teunissen
Ernst Teunissen
Chief Financial Officer

By:	/s/ Noel Watson
Noel Watson
Chief Accounting Officer

May 9, 2016