Form 10-Q
period 2016-06-30
TripAdvisor, Inc.
filed 2016-08-05
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at July 29, 2016
Common Stock, $0.001 par value per share	132,857,694 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$391	$405	$743	$768

Costs and expenses:
Cost of revenue (1)	20	16	36	29
Selling and marketing (2)	202	192	374	350
Technology and content (2)	62	50	123	99
General and administrative (2)	34	44	72	77
Depreciation	17	15	33	28
Amortization of intangible assets	8	9	15	16
Total costs and expenses:	343	326	653	599
Operating income	48	79	90	169
Other income (expense):
Interest expense	(3)	(2)	(6)	(4)
Interest income and other, net	-	5	-	3
Total other income (expense), net	(3)	3	(6)	(1)
Income before income taxes	45	82	84	168
Provision for income taxes	(11)	(24)	(22)	(47)
Net income	$34	$58	$62	$121

Earnings per share attributable to common stockholders (Note 4):
Basic	$0.23	$0.40	$0.42	$0.85
Diluted	$0.23	$0.40	$0.42	$0.83
Weighted average common shares outstanding (Note 4):
Basic	146	144	146	143
Diluted	147	146	147	146

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$1	$3	$3	$5
Amortization of website development costs included in depreciation	11	10	21	19
	$12	$13	$24	$24

(2) Includes stock-based compensation expense as follows:
Selling and marketing	$5	$4	$10	$8
Technology and content	$10	$7	$20	$13
General and administrative	$7	$7	$12	$13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$34	$58	$62	$121
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(8)	9	1	(19)
Total other comprehensive income (loss)	(8)	9	1	(19)
Comprehensive income	$26	$67	$63	$102

(1)	Foreign currency translation adjustments exclude income taxes due to our practice and intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$766	$614
Short-term marketable securities (Note 5)	87	47
Accounts receivable, net of allowance for doubtful accounts of $6 and $6, respectively	230	180
Prepaid expenses and other current assets	24	24
Total current assets	1,107	865
Long-term marketable securities (Note 5)	38	37
Property and equipment, net of accumulated depreciation of $120 and $88, respectively	256	247
Intangible assets, net of accumulated amortization of $68 and $52, respectively	169	176
Goodwill	733	732
Other long-term assets	82	71
TOTAL ASSETS	$2,385	$2,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25	$10
Deferred merchant payables	288	105
Deferred revenue	97	64
Current portion of debt (Note 6)	1	1
Taxes payable	11	9
Accrued expenses and other current liabilities (Note 8)	153	123
Total current liabilities	575	312
Deferred income taxes, net	18	15
Other long-term liabilities	196	189
Long-term debt (Note 6)	91	200
Total Liabilities	880	716

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value	-	-
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	-	-
Authorized shares: 1,600,000,000
Shares issued: 134,430,268 and 133,836,242, respectively
Shares outstanding: 132,829,000 and 132,443,111, respectively
Class B common stock, $0.001 par value	-	-
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	783	741
Retained earnings	888	826
Accumulated other comprehensive income (loss)	(62)	(63)
Treasury stock-common stock, at cost, 1,601,268 and 1,393,131 shares, respectively	(104)	(92)
Total Stockholders’ Equity	1,505	1,412
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,385	$2,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(in millions, except number of shares)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2015	133,836,242	$-	12,799,999	$-	$741	$826	$(63)	(1,393,131)	$(92)	$1,412
Net income						62				62
Other comprehensive income							1			1
Issuance of common stock related to exercises of options and vesting of RSUs	594,026	-			3					3
Repurchase of common stock								(208,137)	(12)	(12)
Tax benefits on equity awards, net					3					3
Minimum withholding taxes on net share settlements of equity awards					(11)					(11)
Stock-based compensation					47					47

Balance as of June 30, 2016	134,430,268	$-	12,799,999	$-	$783	$888	$(62)	(1,601,268)	$(104)	$1,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six months ended June 30,
	2016	2015
Operating activities:
Net income	$62	$121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	33	28
Amortization of intangible assets	15	16
Stock-based compensation expense	42	34
Deferred tax (benefit) expense	(5)	9
Excess tax benefits from stock-based compensation	(6)	(30)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, prepaid expenses and other assets	(51)	(92)
Accounts payable, accrued expenses and other liabilities	43	33
Deferred merchant payables	179	149
Income taxes, net	11	-
Deferred revenue	34	31
Net cash provided by operating activities	357	299

Investing activities:
Capital expenditures, including internal-use software and website development	(36)	(54)
Acquisitions, net of cash acquired	1	(29)
Purchases of marketable securities	(98)	(92)
Sales of marketable securities	40	46
Maturities of marketable securities	17	22
Net cash used in investing activities	(76)	(107)

Financing activities:
Repurchase of common stock	(12)	-
Proceeds from Chinese credit facilities	-	4
Payments to Chinese credit facilities	-	(41)
Principal payments on term loan	-	(300)
Proceeds from revolving credit facility, net of financing costs	-	287
Payments to revolving credit facility	(109)	-
Proceeds from exercise of stock options	3	9
Payment of minimum withholding taxes on net share settlements of equity awards	(11)	(62)
Excess tax benefits from stock-based compensation	6	30
Other financing activities, net	-	12
Net cash used in financing activities	(123)	(61)
Effect of exchange rate changes on cash and cash equivalents	(6)	(3)
Net increase in cash and cash equivalents	152	128
Cash and cash equivalents at beginning of period	614	455
Cash and cash equivalents at end of period	$766	$583

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of construction in-process related to build to suit lease obligation	$-	$6
Capital expenditures incurred but not yet paid related to build to suit lease	$-	$9

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

Our flagship brand is TripAdvisor.  TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 47 markets worldwide. In addition to the flagship TripAdvisor brand, we manage and operate the following 23 other media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector: www.airfarewatchdog.com, www.bookingbuddy.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.independenttraveler.com, www.jetsetter.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, and www.dimmi.com.au), www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.tripbod.com, www.vacationhomerentals.com, www.viator.com, and www.virtualtourist.com.

We have two reportable segments: Hotel and Non-Hotel. In the first quarter of 2016, we renamed our “Other” reportable segment “Non-Hotel.” This change had no effect on our consolidated financial statements or to previously reported segment information, as there was no change in the composition of our operating or reportable segments.  Our operating segments are determined based on how our chief operating decision maker manages our business, regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources.  For further information on our reportable segments see “Note 11: Segment Information,” in these notes to our unaudited condensed consolidated financial statements.

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

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, expenditures by travel advertisers to market to potential travelers, and, therefore, our financial performance, tend to be seasonal as well. As a result, our financial results tend to be seasonally highest in the third quarter of a year, as it is a key period for travel research and trip-taking, compared to the first and fourth quarters which represent seasonal low points. Further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on stock compensation which changes how companies account for certain aspects of stock-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.  We plan to adopt this guidance in the third quarter of 2016.  For the six months ended June 30, 2016, we recognized net tax benefits totaling $3 million as additional paid-in capital on our Unaudited Condensed Consolidated Balance Sheet.  Under the new accounting guidance this amount would have instead been recorded to provision for income taxes on our Unaudited Condensed Consolidated Statements of Operations, and will be reclassified in the third quarter of 2016.  In addition, the excess tax benefits from stock-based award settlements that are currently reported as cash flows from financing activities on our Unaudited Condensed Consolidated Statement of Cash Flows totaling $6 million for the six months ended June 30, 2016 will instead, be reported as cash flows from operating activities and reclassified in the third quarter of 2016. Finally, we plan to account for forfeitures as they occur rather than continue to estimate expected forfeitures.  The net cumulative effect of this change will be recorded to retained earnings upon adoption. The changes described above will be made retroactively as of January 1, 2016.

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

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued new accounting guidance which clarifies the accounting for fees paid by a customer in a cloud computing arrangement. This standard clarified whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract.  The company prospectively adopted this guidance in the first quarter of 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

There have been no material changes to our significant accounting policies since December 31, 2015. For additional information about our critical accounting policies and estimates, refer to “Note 2:  Significant Accounting Policies”, in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 3: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Selling and marketing	$5	$4	$10	$8
Technology and content	10	7	20	13
General and administrative	7	7	12	13
Total stock-based compensation	22	18	42	34
Income tax benefit from stock-based compensation	(8)	(6)	(15)	(12)
Total stock-based compensation, net of tax effect	$14	$12	$27	$22

Stock-Based Award Activity and Valuation

2016 Stock Option Activity

During the six months ended June 30, 2016, we issued 1,033,246 of primarily service-based non-qualified stock options under the Company’s Amended and Restated 2011 Stock and Annual Incentive Plan (the “2011 Plan”). These stock options have a term of ten years from the date of grant and generally vest equitably over a four-year requisite service period.

A summary of the status and activity for stock option awards relating to our common stock for the six months ended June 30, 2016, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at January 1, 2016	5,720	$53.71
Granted	1,033	63.44
Exercised (1)	(554)	29.34
Cancelled or expired	(165)	69.53
Options outstanding at June 30, 2016	6,034	$57.18	5.9	$78
Exercisable as of June 30, 2016	2,874	$42.45	4.6	$71
Vested and expected to vest after June 30, 2016	5,647	$56.59	5.7	$77
(1)

Inclusive of 246,826 options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the minimum amount of required employee withholding taxes. Potential shares that had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on The NASDAQ Global Select Market as of June 30, 2016 was $64.30. The total intrinsic value of stock options exercised for the six months ended June 30, 2016 and 2015 was $19 million and $122 million, respectively.

The fair value of stock option grants under the 2011 Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Risk free interest rate	1.08%	1.55%	1.20%	1.52%
Expected term (in years)	4.31	5.24	4.84	5.21
Expected volatility	42.09%	40.66%	41.82%	41.83%
Expected dividend yield	— %	— %	— %	— %

The weighted-average grant date fair value of options granted was $22.85 and $33.68 for the six months ended June 30, 2016 and 2015, respectively. The total fair value of stock options vested for the six months ended June 30, 2016 and 2015 was $25 million and $26 million, respectively.

2016 RSU Activity

During the six months ended June 30, 2016, we issued 1,731,401 RSUs under the 2011 Plan for which the fair value was measured based on the quoted price of our common stock on the date of grant. These RSUs generally vest over a four-year requisite service period.

The following table presents a summary of our RSU activity during the six months ended June 30, 2016:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of January 1, 2016	1,750	$79.02
Granted	1,731	63.95
Vested and released (1)	(409)	72.57
Cancelled	(141)	74.69
Unvested RSUs outstanding as of June 30, 2016	2,931	$71.21	$186
Expected to vest after June 30, 2016	2,517	$71.48	$160
(1)

Inclusive of 121,869 RSUs withheld to satisfy employee minimum tax withholding requirements due to net share settlement. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense, net of estimated forfeitures, and the weighted average remaining amortization period at June 30, 2016 related to our non-vested stock options and RSU awards is presented below (in millions, except per year information):

	Stock
	Options	RSUs
Unrecognized compensation expense (net of estimated forfeitures)	$60	$150
Weighted average period remaining (in years)	2.6	3.0

NOTE 4: EARNINGS PER SHARE

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$34	$58	$62	$121
Denominator:
Weighted average shares used to compute Basic EPS	145,732	143,709	145,588	143,427
Weighted average effect of dilutive securities:
Stock options	1,060	2,019	1,123	2,218
RSUs	268	231	271	271
Weighted average shares used to compute Diluted EPS	147,060	145,959	146,982	145,916
Basic EPS	$0.23	$0.40	$0.42	$0.85
Diluted EPS	$0.23	$0.40	$0.42	$0.83

The following potential common shares related to stock options and RSUs were excluded from the calculation of Diluted EPS (in thousands) because their effect would have been anti-dilutive for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2016(1)	2015(2)	2016(1)	2015(2)
Stock options	3,055	2,107	2,963	2,124
RSUs	682	745	784	793
Total	3,737	2,852	3,747	2,917
(1)

These totals do not include 125,000 performance based options and 12,799 performance based RSUs representing the right to acquire 137,799 shares of common stock for which all targets required to trigger vesting had not been achieved; therefore, such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

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

NOTE 5: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities for the periods presented (in millions):

	June 30, 2016
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$740	$-	$-	$740	$740	$-	$-
Level 1:
Money market funds	18	-	-	18	18	-	-
Level 2:
U.S. agency securities	29	-	-	29	3	26	-
U.S. treasury securities	12	-	-	12	4	8	-
Certificates of deposit	7	-	-	7	-	7	-
Commercial paper	5	-	-	5	1	4	-
Corporate debt securities	80	-	-	80	-	42	38
Subtotal	133	-	-	133	8	87	38
Total	$891	$-	$-	$891	$766	$87	$38

	December 31, 2015
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$598	$-	$-	$598	$598	$-	$-
Level 1:
Money market funds	11	-	-	11	11	-	-
Level 2:
U.S. agency securities	13	-	-	13	-	9	4
U.S. treasury securities	16	-	-	16	4	12	-
Certificates of deposit	5	-	-	5	-	4	1
Commercial paper	1	-	-	1	-	1	-
Corporate debt securities	54	-	-	54	1	21	32
Subtotal	89	-	-	89	5	47	37
Total	$698	$-	$-	$698	$614	$47	$37

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at June 30, 2016 and December 31, 2015, respectively.

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

There were no material realized gains or losses related to sales of our marketable securities for the three and six months ended June 30, 2016 and 2015, respectively.  Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We consider any individual investments in an unrealized loss position to be temporary in nature and do not consider any of our investments other-than-temporarily impaired as of June 30, 2016.

Derivative Financial Instruments

In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. We do not use derivatives for trading or speculative purposes.

Our current forward contracts are not designated as hedges and have current maturities of less than 90 days. We account for our derivative instruments as either assets or liabilities and carry them at fair value. Consequently, any gain or loss resulting from the change in fair value was recognized in our unaudited condensed consolidated statements of operations.  We recorded a net gain of $2 million and $1 million for the three and six months ended June 30, 2016, respectively, related to our settled and outstanding forward contracts in our unaudited condensed consolidated statements of operations in “Interest income and other, net.”  We recorded a net loss of $1 million and a net gain of $2 million for the three and six months ended June 30, 2015, respectively, related to our settled and outstanding forward contracts in our unaudited condensed consolidated statements of operations in “Interest income and other, net.”

The following table shows the fair value and notional principal amounts of our outstanding derivative instruments that are not designated as hedging instruments for the periods presented:

	Balance Sheet Caption	June 30, 2016
		Fair Value of Derivative (2)		U.S. Dollar Notional
		Asset	Liability
(in millions)
Foreign exchange-forward contracts (1)	Prepaid expenses and other current assets	$1	$-	$34

	Balance Sheet Caption	December 31, 2015
		Fair Value of Derivative (2)		U.S. Dollar Notional
		Asset	Liability
(in millions)
Foreign exchange-forward contracts (1)	Prepaid expenses and other current assets	$-	$-	$25
(1)	Derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. Dollar.
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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our unaudited condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. The carrying value of the long-term debt from our 2015 Credit Facility bears interest at a variable rate and therefore is also considered to approximate fair value.

We did not have any Level 3 assets or liabilities at June 30, 2016 and December 31, 2015.

NOTE 6: DEBT

The Company’s outstanding debt consisted of the following for the periods presented:

	June 30,	December 31,
	2016	2015
	(in millions)
Short-Term Debt:
Chinese Credit Facilities	$1	$1
Total Short-Term Debt	$1	$1

Long-Term Debt:
2015 Credit Facility	$91	$200
Total Long-Term Debt	$91	$200

2011 Credit Facility

On December 20, 2011, we entered into a credit agreement (the “2011 Credit Facility”), which provided $600 million of borrowing including:

—	a term loan facility in an aggregate principal amount of $400 million with a term of five years due December 2016 (“Term Loan”); and
—	a revolving credit facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

On June 26, 2015, the entire outstanding principal on our Term Loan in the amount of $290 million was repaid with borrowings from our 2015 Credit Facility (described below) and the 2011 Credit Facility was subsequently terminated. During the three and six months ended June 30, 2015, we recorded total interest and commitment fees on our 2011 Credit Facility of $1 million and $3 million, respectively, to interest expense on our unaudited condensed consolidated statements of operations. There was no resulting loss on early extinguishment of this debt.

2015 Credit Facility

On June 26, 2015, we entered into a five year credit agreement (the “2015 Credit Facility”) and immediately borrowed $290 million. The 2015 Credit Facility, among other things, provides for (i) a $1 billion unsecured revolving credit facility, (ii) an interest rate on borrowings and commitment fees based on the Company’s and its subsidiaries’ consolidated leverage ratio; and (iii) uncommitted incremental revolving loan and term loan facilities, subject to compliance with a leverage covenant and other conditions. Any overdue amounts under or in respect of the revolving credit facility not paid when due shall bear interest at (i) in the case of principal, the applicable interest rate plus 2.00% per annum, (ii) in the case of interest denominated in Sterling or Euro, the applicable rate plus 2.00% per annum; and (iii) in the case of interest denominated in US Dollars, 2.00% per annum plus the Alternate Base Rate plus the interest rate spread applicable to ABR loans. The Company may borrow from the 2015 Credit Facility in U.S dollars, Euros and British pound sterling with a term of five years expiring June 26, 2020.

There is no specific repayment date prior to the five-year maturity date for our outstanding borrowings under the 2015 Credit Facility. During the six months ended June 30, 2016, the Company repaid $109 million of our outstanding borrowings on the 2015 Credit Facility.  Based on the Company’s current leverage ratio, our borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. The Company is currently borrowing under a one-month interest period of 1.8% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period.

We are also required to pay a quarterly commitment fee, on the daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20.0 basis points, given the Company’s current leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of June 30, 2016, we had issued $2 million of outstanding letters of credit under the 2015 Credit Facility.

During the three and six months ended June 30, 2016, we recorded total interest and commitment fees on our 2015 Credit Facility of $1 million and $3 million, respectively, to interest expense on our unaudited condensed consolidated statements of operations.  During the three and six months ended June 30, 2015, respectively, total interest and commitment fees recorded under our

2015 Credit Facility to interest expense on our unaudited condensed consolidated statements of operations were not material.  Unpaid interest and commitment fees as of June 30, 2016 were not material.

We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of the Company have agreed to guarantee the Company’s obligations under the 2015 Credit Facility.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under 2015 Credit Facility.  As of June 30, 2016, we are in compliance with all of our debt covenants.

Chinese Credit Facilities

In addition to our borrowings under the 2015 Credit Facility, we maintain our Chinese Credit Facilities. As of June 30, 2016 and December 31, 2015, we had short-term borrowings outstanding of $1 million.

We are parties to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Our Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of June 30, 2016.  As of June 30, 2016, we had $1 million of outstanding borrowings from the Chinese Credit Facility—BOA.

We are also parties to a RMB 125,000,000 (approximately $20 million), one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). Our Chinese Credit Facility—JPM currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of June 30, 2016.  As of June 30, 2016, there are no outstanding borrowings under our Chinese Credit Facility – JPM.

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

Our effective tax rate for the three and six months ended June 30, 2016 was 24.4% and 26.2%, respectively. Our effective tax rate for the three and six months ended June 30, 2015 was 29.3% and 28.0%, respectively. For both the three and six months periods ended June 30, 2016, the effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions. The change in the effective tax rate for 2016 compared to the 2015 rate was primarily due to a change in jurisdictional earnings.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of June 30, 2016, accrued interest is $5 million, net of federal benefit, and no penalties have been accrued. We do not anticipate any material releases in the next twelve months.

By virtue of previously filed consolidated income tax returns filed with Expedia, we are currently under an Internal Revenue Service (“IRS”) audit for the 2009 and 2010 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the 2012 and 2013 tax years and have an employment tax audit with the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed adjustments to our taxes.  We are no longer subject to tax examinations by tax authorities for years prior to 2007.  As of June 30, 2016, no material assessments have resulted.

During the year ended December 31, 2015, we received notification of a draft proposed adjustment from the IRS for the 2009 and 2010 tax years and we anticipate receiving additional notices of proposed adjustments for the same years.  These proposed adjustments are related to transfer pricing with our foreign subsidiaries, and would result in an increase to U.S. taxable income and federal tax expense for 2009 and 2010, subject to interest.  Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.  We intend to defend our position through IRS administrative and, if necessary, judicial remedies.  As of June 30, 2016, no additional adjustments have been proposed.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. The Company recorded a tax benefit of $13 million in its consolidated statement of operations for the year ended December 31, 2015 and an additional $1 million and $2 million during the three and six months ended June 30, 2016, respectively. The Company will continue to monitor this matter and related potential impacts to its consolidated financial statements.

NOTE 8: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	June 30, 2016	December 31, 2015
	(in millions)
Accrued salary, bonus, and related benefits	$40	$47
Accrued marketing costs	61	43
Other	52	33
Total	$153	$123

NOTE 9: STOCKHOLDERS’ EQUITY

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

During the six months ended June 30, 2016, we repurchased 208,137 shares of outstanding common stock under the share repurchase program at an aggregate cost of $12 million, or an average share price of $59.79. As of June 30, 2016, we have repurchased 2,328,846 shares of outstanding common stock under the share repurchase program at an aggregate cost of $158 million.  As of June 30, 2016, we have a remaining amount from the authorized share repurchase program granted by the Board of Directors of $92 million to repurchase shares of our common stock.

NOTE 10: COMMITMENTS AND CONTINGENCIES

There have been no material changes to our commitments and contingencies since December 31, 2015. Refer to “Note 12: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Additionally, we earn an increasing portion of our income, and accumulate a greater portion of cash flows, in foreign jurisdictions which we consider indefinitely reinvested. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on our U.S. tax expense and cash flows. See “Note 7:  Income Taxes” above for further information on potential contingencies surrounding income taxes.

NOTE 11: SEGMENT INFORMATION

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

Restaurants.  We have several websites that provide online and mobile reservation services that connect restaurants with diners.  These websites are currently primarily focused on the European and Australian markets, primarily through thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, and www.dimmi.com.au).  Thefork.com is an online restaurant booking platform with a network of restaurant partners primarily across Europe and Australia.  Thefork.com also helps restaurants to maximize business by providing a flexible online booking and data tool. We generate revenue primarily by charging a fee for each restaurant guest seated through the online reservation systems.

Vacation Rentals. We offer individual property owners and property managers the ability to list their properties available for rental and connect with travelers using a subscription-based fee structure or a free-to-list, commission per booking based option. Our vacation rental inventory currently includes full home rentals, condos, villas, beach rentals, cabins and cottages.  These properties are listed across a number of platforms, including TripAdvisor Vacation Rentals, U.S.-based FlipKey and Vacation Home Rentals, and European-based Holiday Lettings, HouseTrip, and Niumba businesses.

Each operating segment in our Non-Hotel segment has a segment manager who is directly accountable to and maintains regular contact with our chief operating decision maker to discuss operating activities, financial results, forecasts, and plans for the segment.

Adjusted EBITDA is our segment profit measure and a key measure used by our management and board of directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.  We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation and other stock-settled obligations; (6) goodwill, long-lived asset and intangible asset impairments; and (7)  non-recurring expenses and income.

The following tables present our segment information for the three and six months ended June 30, 2016 and 2015, and includes a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure calculated and presented in accordance with GAAP. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our chief operating decision maker does not evaluate operating segments using this information. We also do not regularly provide such information by segment to our chief operating decision maker. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments.  Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Three months ended June 30, 2016
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$316	$75	$-	$391
Adjusted EBITDA (1)	105	(10)	-	95
Depreciation			(17)	(17)
Amortization of intangible assets			(8)	(8)
Stock-based compensation			(22)	(22)
Operating income (loss)				48
Other expense, net				(3)
Income before income taxes				45
Provision for income taxes				(11)
Net income				$34

	Three months ended June 30, 2015
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$343	$62	$-	$405
Adjusted EBITDA (2)	125	(2)	-	123
Depreciation			(15)	(15)
Amortization of intangible assets			(9)	(9)
Stock-based compensation			(18)	(18)
Other non-recurring expenses			(2)	(2)
Operating income (loss)				79
Other income, net				3
Income before income taxes				82
Provision for income taxes				(24)
Net income				$58

	Six months ended June 30, 2016
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$619	$124	$-	$743
Adjusted EBITDA (1)	211	(31)	-	180
Depreciation			(33)	(33)
Amortization of intangible assets			(15)	(15)
Stock-based compensation			(42)	(42)
Operating income (loss)				90
Other expense, net				(6)
Income before income taxes				84
Provision for income taxes				(22)
Net income				$62

	Six months ended June 30, 2015
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$663	$105	$-	$768
Adjusted EBITDA (2)	257	(8)	-	249
Depreciation			(28)	(28)
Amortization of intangible assets			(16)	(16)
Stock-based compensation			(34)	(34)
Other non-recurring expenses			(2)	(2)
Operating income (loss)				169
Other expense, net				(1)
Income before income taxes				168
Provision for income taxes				(47)
Net income				$121

(1)

Includes allocated general and administrative expenses in our Hotel segment of $19 million and $41 million; and in our Non-Hotel segment of $9 million and $18 million for the three and six months ended June 30, 2016, respectively.

(2)

Includes allocated general and administrative expenses in our Hotel segment of $26 million and $46 million; and in our Non-Hotel segment of $9 million and $15 million for the three and six months ended June 30, 2015, respectively.

NOTE 12: RELATED PARTY TRANSACTIONS

We consider Liberty TripAdvisor Holdings, Inc. (“LTRIP”) a related party.  As of June 30, 2016, LTRIP beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 13.7% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.3% of the outstanding common stock. Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56.0% of our voting power.

We had no related party transactions with LTRIP during the three and six months ended June 30, 2016 and 2015.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, Part II, Item 1A, “Risk Factors.” Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Our TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 47 markets worldwide. Our TripAdvisor-branded websites reached 350 million average monthly unique visitors during the quarter ended June 30, 2016, according to our internal log files. We currently feature 385 million reviews and opinions on 6.6 million places to stay, places to eat and things to do – including 1,035,000 hotels and accommodations and 815,000 vacation rentals, 4.1 million restaurants and 690,000 attractions around the world. In addition to user-generated content, our websites feature price comparison tools and links to partner websites, including travel advertisers, on which users can book their travel arrangements. Users can also complete hotel bookings directly without our partners through tripadvisor.com and also through the TripAdvisor mobile application where coverage is available. In addition to the flagship TripAdvisor brand, we now manage and operate 23 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry.

Executive Summary and Trends

In the first quarter of 2016, we made the following changes to our internal reporting: (1) we are providing additional disclosure on our revenue sources within our Hotel segment, which replaced our previously reported revenue disclosures of click-based advertising revenue, display based advertising revenue, and subscription, transaction and other revenues; and (2) we have changed the name of our “Other” reportable segment to “Non-Hotel.” These changes had no effect on our consolidated financial statements or to previously reported segment information, as there was no change in the composition of our operating or reportable segments. These reporting changes are described more fully in the following discussion.

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

Content & Community.  TripAdvisor is a website on which travelers can research content and share their travel experiences with the rest of the world. Establishing and nurturing a sense of community among users and brand loyalty is a key priority and a competitive advantage for TripAdvisor. As a result, we continue to look for ways to make it easier for users to plan and book their perfect trip on TripAdvisor as well as to share their experiences.

Mobile.  Innovating and improving our mobile products is a key priority.  During the three months ended June 30, 2016, more than half of our average monthly unique visitors came from mobile phone and tablet, and average monthly unique visitors via mobile phone and tablet devices grew 22% year-over-year, according to our log files. We anticipate that the rate of growth in mobile visitors will continue to exceed the growth rate of our overall unique monthly visitors, and that an increasing proportion of users will use mobile devices to access the full range of services available on our sites. We are investing significant resources to improve the features, functionality and commercialization of our mobile websites and applications.

Instant Booking. Instant booking is a feature that enables users to book a hotel reservation directly with a hotel or online travel agency (“OTA”) partner, while remaining on the TripAdvisor website. We believe that allowing users to book directly online without leaving our TripAdvisor websites will result in a better user experience as well as, ultimately, generate additional revenue to the Company. As a result, since June 2014, we have been gradually rolling this feature out in the U.S. and, in 2015, accelerated the rollout for hotels across our U.S. and U.K. platforms to all users on all devices.  In 2016, we continued to roll out instant booking to additional countries and, as of June 30, 2016, completed our global rollout on all devices.  Our business success depends in large part on our ability to maintain and expand relationships with our partners in the travel industry.  These partners power the instant booking feature on our website and, we believe, will benefit from this feature through increased reservations and more direct relationships with travelers.

International Expansion. We are focused on strengthening our broad global footprint as we believe that penetrating international markets represents a long-term opportunity for us. We continue to improve localization and grow our user base in Europe, Asia and South America, especially in emerging markets such as Brazil, Russia and China, including a lead product offering in the Chinese market—Mao Tu Ying (or TripAdvisor China) — headquartered in Beijing.

Attractions, Restaurants and Vacation Rentals. TripAdvisor has information and user-generated content on 4.1 million restaurants and 690,000 attractions around the world. As a significant percentage of our users come to our websites for this content but are not hotel shoppers, we believe TripAdvisor has a unique opportunity to monetize its community of these non-hotel shoppers looking for places to eat and things to do. With the acquisitions of our online restaurant reservation businesses, and Viator for online bookable tours and attractions, we are attempting to match more users with more businesses. In addition, we provide access to vacation rentals to our users by offering individual property owners and property managers the ability to list their properties using a free-to-list, commission-based structure or a subscription-based fee option. We believe our highly-engaged and motivated user community creates a competitive advantage for us in this market.  In the six months ended June 30, 2016, Vacation Rental property listings grew 10% to 815,000 properties, primarily driven by strong listings growth in our free-to-list model.

Current Trends Affecting Our Business

There are a number of trends that affect our business. The following are some examples:

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

Increasing Competition. The travel planning industry and, more generally, the business of collecting and aggregating travel-related resources and information as well as enabling consumers to purchase travel-related products, continues to be increasingly competitive. There are an increasing number of companies who collect and aggregate travel information and resources and enable consumers to plan and book travel.  These include search companies, such as Google, Inc. and Baidu.com, Inc.; large and increasingly consolidating online travel agencies, or OTAs (such as Expedia and Priceline and their respective subsidiaries); as well as new global entrants such as Airbnb, Inc. and Alibaba. We plan to continue to invest in order to remain the leading source of travel reviews as well as to continue to enhance our user experience.  For further description of our competition see Item 1. “Business”, in our Annual Report on Form 10-K for the year ended December 31, 2015.

Accelerated Rollout of Instant Booking. Hotel revenue from our instant booking feature is included in our TripAdvisor-branded click-based advertising and transaction revenue in our Hotel segment. Currently our instant booking feature is monetizing at a lower revenue per hotel shopper rate than our metasearch feature, or click-based advertising revenue. We continue to work to close this monetization gap, primarily by streamlining our booking path to optimize user experience, continuing to seek partners with strong branding and supply channels in order to try and achieve higher conversion rates and repeat hotel bookings, persistently promoting the TripAdvisor brand as the place to plan, compare prices, and book travel. In addition, our instant booking revenue recorded under the consumption model is recognized at the time the traveler consumes, or completes, the stay. Comparatively, instant booking revenue under the transaction model is recorded at the time the user books the stay and revenue generated from our metasearch feature, or click-based advertising revenue, is recorded when a traveler makes the click-through to the travel partners’ websites, even if the traveler does not book during that search.  Based on our internal data, we estimate the average time between a user booking a stay to consuming a stay is approximately three to five weeks, and is subject to seasonal variations. In future periods, greater contribution from our instant booking consumption model to TripAdvisor-branded click-based and transaction revenue could result in additional revenue recognized at the time of a consumed stay and therefore a shift in the timing of our revenue recognition.

Evolution of the End to End Travel Experience.  We believe our role in the overall travel experience continues to grow in importance in the travel industry, as we emphasize to travelers that we are the place to come plan, compare prices and book their trip.  Our websites globally reached 350 million average monthly unique visitors during the three months ended June 30, 2016, according to our internal log files. With 385 million reviews and opinions on 6.6 million places to stay, places to eat and things to do – including 1,035,000 hotels and accommodations and 815,000 vacation rentals, 4.1 million restaurants and 690,000 attractions in 135,000 destinations throughout the world - we believe we have the best content in the travel industry for research and travel planning decision-making. When combined with our hotel metasearch capabilities to compare and find the best prices; our instant booking feature, allowing users to book their hotels on all devices directly on our website; and, subsequent to their trip, the ability to submit a traveler review, TripAdvisor has become an end to end travel experience.

Growth in Mobile Phone and Other Handheld Devices. To access the internet, users are increasingly using devices other than desktop computers, including mobile phones and handheld computers such as notebooks and tablets. To address these growing user demands, we continue to extend our platform to develop mobile phone and tablet applications to deliver travel information and resources. Although the substantial majority of our mobile phone users also access and engage with our websites on personal computers and tablets where we offer display advertising, our users could decide to access our products primarily through mobile phone devices. We offer display graphic advertising on mobile phones; however, our mobile phone monetization strategies are still developing.  At present mobile phone monetization is significantly less than desktop and tablet monetization. Mobile phone growth and development remains a key strategy and we will continue to invest and innovate in this growing platform to help us maintain and grow our user base, engagement and monetization over the long term.

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

As discussed above, in the first quarter of 2016 we renamed our “Other” reportable segment “Non-Hotel.” This change had no effect on our consolidated financial statements or to previously reported segment information, as there was no change in the composition of our operating or reportable segments. For further description of our segments see Item 1 “Business”, in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Note 11:   Segment Information” in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Employees

As of June 30, 2016, we had 3,350 employees. Of these employees, approximately 50% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, expenditures by travel advertisers to market to potential travelers, and, therefore, our financial performance, tend to be seasonal as well. As a result, our financial results tend to be seasonally highest in the third quarter of a year, as it is a key period for travel research and trip-taking, compared to the first and fourth quarters which represent seasonal low points. Further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

New and Recently Adopted Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued new accounting guidance on stock compensation which changes how companies account for certain aspects of stock-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.  We plan to adopt this guidance in the third quarter of 2016.  For the six months ended June 30, 2016, we recognized net tax benefits totaling $3 million as additional paid-in capital on our Unaudited Condensed Consolidated Balance Sheet.  Under the new accounting guidance this amount would have instead been recorded to provision for income taxes on our Unaudited Condensed Consolidated Statements of Operations, and will be reclassified in the third quarter of 2016.  In addition, the excess tax benefits from stock-based award settlements that are currently reported as cash flows from financing activities on our Unaudited Condensed Consolidated Statement of Cash Flows totaling $6 million for the six months ended June 30, 2016 will instead, be reported as cash flows from operating activities and reclassified in the third quarter of 2016. Finally, we plan to account for forfeitures as they occur rather than continue to estimate expected forfeitures.  The net cumulative effect of this change will be recorded to retained earnings upon adoption. The changes described above will be made retroactively as of January 1, 2016.

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

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued new accounting guidance which clarifies the accounting for fees paid by a customer in a cloud computing arrangement. This standard clarified whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract.  The company prospectively adopted this guidance in the first quarter of 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

Results of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Revenue	$391	$405	(3)%	$743	$768	(3)%

Costs and expenses:
Cost of revenue	20	16	25%	36	29	24%
Selling and marketing	202	192	5%	374	350	7%
Technology and content	62	50	24%	123	99	24%
General and administrative	34	44	(23)%	72	77	(6)%
Depreciation	17	15	13%	33	28	18%
Amortization of intangible assets	8	9	(11)%	15	16	(6)%
Total costs and expenses:	343	326	5%	653	599	9%
Operating income	48	79	(39)%	90	169	(47)%
Other income (expense):
Interest expense	(3)	(2)	50%	(6)	(4)	50%
Interest income and other, net	-	5	(100)%	-	3	(100)%
Total other income (expense), net	(3)	3	(200)%	(6)	(1)	500%
Income before income taxes	45	82	(45)%	84	168	(50)%
Provision for income taxes	(11)	(24)	(54)%	(22)	(47)	(53)%
Net income	$34	$58	(41)%	$62	$121	(49)%

Other Financial Data:
Adjusted EBITDA (1)	$95	$123	(23)%	$180	$249	(28)%

(1) See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

In the first quarter of 2016 we began providing additional disclosure on our revenue sources within our Hotel segment, which are TripAdvisor-branded click-based and transaction revenue, TripAdvisor-branded display-based advertising and subscription revenue, and other hotel revenue. The purpose of this additional disclosure is to provide further understanding of our hotel revenue sources and allow for additional insight into the calculation of one of our key operating performance metrics, revenue per hotel shopper.  In conjunction with providing these additional revenue disclosures, we will no longer provide our historically reported revenue disclosure of click-based advertising, display-based advertising, and subscription, transaction and other revenues. This change had no effect on our consolidated financial statements in any period or with the composition of our operating or reportable segments.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Revenue by Segment:	(in millions)			(in millions)
Hotel	$316	$343	(8)%	$619	$663	(7%)
Non-Hotel	75	62	21%	124	105	18%
Total revenue	$391	$405	(3)%	$743	$768	(3%)
Adjusted EBITDA by Segment (1):
Hotel	$105	$125	(16)%	$211	$257	(18%)
Non-Hotel	$(10)	$(2)	(400)%	$(31)	$(8)	(288%)
Adjusted EBITDA Margin by Segment (2):
Hotel	33%	36%		34%	39%
Non-Hotel	(13)%	(3)%		(25)%	(8)%

(1)

Included in Adjusted EBITDA by Segment is a general and administrative expense allocation for each segment, which is based on the segment’s percentage of our total personnel costs. See “Note 11: Segment Information,” in the notes to our unaudited condensed consolidated financial statements for more information.

(2)	We define “Adjusted EBITDA by Segment margin”, as Adjusted EBITDA by segment as a percentage of revenue by segment.

Hotel Segment

Our Hotel segment revenue decreased by $27 million and $44 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily due to a $36 million and $65 million decrease in TripAdvisor-branded click-based and transaction revenue, primarily due to a decline in revenue per hotel shopper of 19% during both the three and six months ended June 30, 2016, respectively, partially offset by growth of $4 million and $10 million in TripAdvisor-branded display-based advertising and subscription revenue, and $5 million and $11 million in other hotel revenue, during the three and six months ended June 30, 2016, respectively, all of which are discussed below.

Adjusted EBITDA in our Hotel segment decreased $20 million and $46 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily due to a decrease in Hotel revenue and increased personnel and overhead costs as well as online traffic acquisition costs, offset by lower television advertising costs due to the cessation of our television advertising campaign in 2016. Our Hotel segment Adjusted EBITDA margin declined during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily due to an overall decrease in Hotel segment revenue, and to a lesser extent increased investment levels to support growth.

The following is a detailed discussion of the revenue sources within our Hotel segment:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Hotel:
TripAdvisor-branded click-based and transaction	$201	$237	(15%)	$390	$455	(14%)
TripAdvisor-branded display-based advertising and subscription	72	68	6%	140	130	8%
Other hotel revenue	43	38	13%	89	78	14%
Total Hotel revenue	$316	$343	(8%)	$619	$663	(7%)

TripAdvisor-branded Click-based and Transaction Revenue

TripAdvisor-branded click-based and transaction revenue includes click-based advertising revenue (“our metasearch-auction”) from our TripAdvisor-branded websites and revenue from our transaction-based hotel instant booking feature. For the three and six months ended June 30, 2016, 64% and 63%, respectively, of our total Hotel segment revenue was derived from our TripAdvisor-branded click-based and transaction revenue.  For both the three and six months ended June 30, 2015, 69% of our total Hotel segment revenue was derived from our TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue decreased $36 million and $65 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily due to a decline of 19% in revenue per hotel shopper during both the three and six months ended June 30, 2016, respectively, which is explained in further detail below.

Our largest source of Hotel segment revenue is click-based advertising revenue from our TripAdvisor-branded websites, which includes links to our partners’ sites and contextually-relevant branded and related text links. Our click-based advertising partners are predominantly OTAs, and direct suppliers in the hotel, airline and cruise product categories. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from advertisers based on the number of users who click on each type of link, or in other words a conversion of a hotel shopper to a paid click. CPC is the effective price that partners are willing to pay for a hotel shopper lead, and is determined in a competitive process that allows our partners to use our proprietary, automated bidding system to submit CPC bids to have their rates and availability listed on our site, or our metasearch-auction. When a partner submits a CPC bid, they are agreeing to pay the amount of that bid each time a user subsequently clicks on the uniform resource locator, or URL link, to the partner’s website. Bids can be submitted periodically – as often as daily– on a property-by-property basis. The size of the bid relative to other bids received is the primary factor used to determine the placement of partner links on our site, including on hotel comparison search results and on property detail pages. CPCs are generally lower in international markets than in the U.S. market, and, in addition, hotel shoppers visiting via mobile phones generally monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet.

Our transaction revenue is comprised of revenue from our hotel instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission to TripAdvisor for a user that completes a hotel reservation on our website.  Instant booking revenue is currently recognized under two different models: the transaction model and the consumption model. Our transaction model commission revenue is recorded at the time a traveler books a hotel reservation on our site with one of our transaction partners. Our transaction partners are liable for commission payments to us upon booking and the partner assumes the cancellation risk.  When a traveler makes a hotel reservation on our site with one of our consumption partners, revenue is not recorded until the traveler completes the stay as our consumption partners are liable for commission payment upon the completion of stay by the traveler.  OTA and hotel partner placement, as well as comparative hotel prices available to the traveler in the booking process under both models, are determined by a bidding process within our proprietary automated bidding system, based on a number of variables including commission rates, depending on the specific hotel selected. Instant booking commissions are primarily a function of average gross booking value generated from hotel reservations and commission rates negotiated with each of our partners.

The key drivers of TripAdvisor-branded click-based and transaction revenue include the growth in unique monthly hotel shoppers and particularly revenue per hotel shopper, which measures how effectively we convert our hotel shoppers into revenue. We measure performance by calculating revenue per hotel shopper on an aggregate basis, dividing total TripAdvisor-branded click-based and transaction revenue by total average unique monthly hotel shoppers on TripAdvisor-branded websites for the periods presented.

While we believe total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth, we also track and analyze sub-segments of our traffic and their correlation to revenue generation and utilize data regarding hotel shoppers as a key indicator of revenue growth. Hotel shoppers are visitors who view either a listing of hotels in a city or a specific hotel page. The number of hotel shoppers tends to vary based on seasonality of the travel industry and general economic conditions, as well as other factors outside of our control. Given these factors, as well as the trend towards increased usage on mobile phones and international growth, quarterly and annual hotel shopper growth is a difficult metric to forecast.

Our aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites increased 3% and 6% during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, according to our log files.  The increase in hotel shoppers for the three and six months ended June 30, 2016 was primarily due to growth in our online marketing channels as well as the general trend of an increasing number of hotel shoppers visiting our websites on mobile phones.  While increasing the absolute number of hotel shoppers on our sites remains a top strategic priority, our ability to grow through paid traffic channels has been negatively impacted by lower revenue per hotel shopper.

The below table summarizes our revenue per hotel shopper calculation and growth rate, in aggregate, for the periods presented:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Revenue per hotel shopper:
TripAdvisor-branded click-based and transaction revenue	$201	$237	(15%)	$390	$455	(14%)
Divided by: Total average unique monthly hotel shoppers for the quarter (1)	416	404	3%	827	780	6%
	$0.48	$0.59	(19%)	$0.47	$0.58	(19%)

(1)

We regularly review our tools and methodologies to ensure our metrics, including hotel shopper calculations, are accurate. During the second quarter of 2016, we identified certain automated traffic (or bots) that was impacting these calculations and consequently removed this data from our internal log files retroactively to prior periods.  The impact of this change did not affect our unaudited condensed consolidated financial statements for any period previously presented or materially impact our revenue per hotel shopper trend.

Our overall revenue per hotel shopper decreased 19% during both the three and six months ended June 30, 2016 when compared to the same periods in 2015, according to our log files.  The primary drivers of this decrease are as follows: (i) the global launch of our hotel instant booking, which currently monetizes at a lower rate than click-based advertising revenue; (ii) a revenue recognition timing shift from an increasing portion of our Hotel revenue now being recognized at the time a user consumes the stay under our instant booking consumption model; (iii) a greater percentage of hotel shoppers visiting TripAdvisor websites via mobile phones, which results in lower rate of conversion to a click or a booking and therefore monetize at a significantly lower rate than hotel shoppers that visit TripAdvisor websites via desktop or tablet; (iv) the negative impact by an increasingly volatile global macro-economic environment; and (v) challenging metasearch comparatives for comparable periods in 2015.

TripAdvisor-branded Display-based Advertising and Subscription Revenue

For both the three and six months ended June 30, 2016, 23% of our Hotel segment revenue was derived from our TripAdvisor-branded display based advertising and subscription revenue, which consists of revenue from display-based advertising, subscription-based hotel advertising revenue (or Business Listings), as well as content licensing with third party websites. For both the three and six months ended June 30, 2015, 20% of our Hotel segment revenue was derived from our TripAdvisor-branded display based advertising and subscription revenue.

Our TripAdvisor-branded display-based advertising and subscription revenue increased by $4 million or 6%, and $10 million or 8%, during the three and six months ended June 30, 2016 when compared to the same periods in 2015. Display-based advertising revenue and subscription revenue both grew at comparable rates during the three and six months ended June 30, 2016.  The increase in display-based advertising revenue was primarily due to an increase in impressions sold, partially offset by a slight decrease in pricing, while the increase in subscription revenue was a result of both increased pricing and sales productivity.

Other Hotel Revenue

For both the three and six months ended June 30, 2016, 14% of our Hotel segment revenue was derived from other hotel revenues. For the three and six months ended June 30, 2015, 11% and 12%, respectively, of our Hotel segment revenue was derived from other hotel revenues. Our other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, including click-based advertising revenue, display-based advertising revenue and room reservations sold through these websites.  Our other hotel revenue increased by $5 million and $11 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015.

Non-Hotel Segment

Our Non-Hotel segment revenue increased by $13 million or 21%, and $19 million or 18% during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily driven by increased bookings, partially offset by the continued shift to our free-to-list model in our Vacation Rentals business, where commission revenues are not recognized until time of stay.

Our Attractions business saw an increase in supply of destination activities and continued growth in our user base globally.  In our Restaurants business, we saw growth in our more established markets, and additionally from expansion into new markets.  In our Vacation Rentals business we continued to see an increase in property listings and number of transactions on our websites.

Adjusted EBITDA in our Non-Hotel segment decreased $8 million and $23 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015.  This decrease was primarily due to increased personnel and overhead costs and also increased online traffic acquisition costs of $5 million and $10 million, respectively.  The Attractions, Restaurant and Vacation Rental businesses are all at the earlier stages of their growth and business life cycle which require early investment to fund growth initiatives, and a contributing factor to this reportable segment operating at a loss.

Revenue by Geography

The following table presents our revenue by geographic region. Revenue by geography is based on the geographic location of our websites.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Revenue by geographic region:
North America (1)	$225	$211	7%	$416	$393	6%
EMEA (2)	117	127	(8%)	227	247	(8%)
APAC (3)	36	48	(25%)	73	90	(19%)
LATAM (4)	13	19	(32%)	27	38	(29%)
Total	$391	$405	(3%)	$743	$768	(3%)
(1)	United States and Canada
(2)	Europe, Middle East and Africa
(3)	Asia-Pacific
(4)	Latin America

Revenue outside of North America, or international revenue, decreased $28 million, or 14%, and $48 million or 13%, respectively, during the three and six months ended June 30, 2016, when compared to the same periods in 2015. International revenue represented 42% and 44% of total revenue during the three and six months ended June 30, 2016, respectively, and represented 48% and 49% of total revenue during the three and six months ended June 30, 2015, respectively. Our international revenue growth rate decelerated and international revenue, as a percentage of total revenue, declined during the three and six months ended June 30, 2016 when compared to the same periods in 2015, primarily due to the overall decrease in revenue per hotel shopper, which is explained above. In addition, our international hotel shoppers generally monetize at lower revenue per hotel shopper rates than hotel shoppers in the U.S. market.

Consolidated Expenses

Cost of Revenue

Cost of revenue consists of expenses that are directly related or closely correlated to revenue generation, including direct costs, such as ad serving fees, flight search fees, credit card fees and other transaction costs, and data center costs.  In addition, cost of revenue includes personnel and overhead expenses, including salaries, benefits, stock-based compensation and bonuses for certain customer support personnel who are directly involved in revenue generation.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Direct costs	$15	$12	25%	$26	$22	18%
Personnel and overhead	5	4	25%	10	7	43%
Total cost of revenue	$20	$16	25%	$36	$29	24%
% of revenue	5.1%	4.0%		4.8%	3.8%

Cost of revenue increased $4 million and $7 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily due to increased merchant credit card and transaction fees, and personnel costs from increased headcount needed to support business growth and customer support.

Selling and Marketing

Sales and marketing expenses primarily consist of direct costs, including traffic generation costs from search engine marketing, or SEM, and other online traffic acquisition costs, syndication costs and affiliate program commissions, brand advertising, television and other offline advertising, and public relations. In addition, our indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation and bonuses for sales, sales support, customer support and marketing employees.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Direct costs	$148	$148	-%	$271	$262	3%
Personnel and overhead	54	44	23%	103	88	17%
Total selling and marketing	$202	$192	5%	$374	$350	7%
% of revenue	51.7%	47.4%		50.3%	45.6%

Direct selling and marketing costs remained flat and increased $9 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily due to increased online traffic acquisition costs, offset by a decrease in costs related to the cessation of our television advertising campaign.  We spent $19 million and $29 million on our television advertising campaign during the three and six months ended June 30, 2015, respectively, which we did not incur in the three and six months ended June 30, 2016. Personnel and overhead costs increased $10 million and $15 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily due to an increase in headcount needed to support business growth, including international expansion.

Technology and Content

Technology and content expenses consists primarily of personnel and overhead expenses, including salaries and benefits, stock-based compensation and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our websites and mobile apps. Other costs include licensing, maintenance expense, computer supplies, telecom costs, content translation costs, and consulting costs.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Personnel and overhead	$53	$42	26%	$106	$83	28%
Other	9	8	13%	17	16	6%
Total technology and content	$62	$50	24%	$123	$99	24%
% of revenue	15.9%	12.3%		16.6%	12.9%

Technology and content costs increased $12 million and $24 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily due to increased personnel costs, including a $3 million and $7 million increase in stock-based compensation, from increased headcount needed to support business growth, including international expansion and enhanced site features.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead costs, including personnel engaged in executive leadership, finance, legal, and human resources, including stock-based compensation. General and administrative costs also include professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense, non-income taxes and charitable contributions.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Personnel and overhead	$25	$29	(14%)	$51	$53	(4%)
Professional service fees and other	9	15	(40%)	21	24	(13%)
Total general and administrative	$34	$44	(23%)	$72	$77	(6%)
% of revenue	8.7%	10.9%		9.7%	10.0%

General and administrative costs decreased $10 million and $5 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily due to a decrease in professional service fees related to lower consulting costs, charitable foundation costs and bad debt expense, partially offset by an increase in non-income taxes. In addition, personnel and overhead costs decreased $4 million and $2 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, our corporate headquarters building and amortization of capitalized software and website development costs.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Depreciation	$17	$15	$33	$28
% of revenue	4.3%	3.7%	4.4%	3.6%

Depreciation expense increased $2 million and $5 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015 primarily due to increased amortization related to capitalized software and website development costs, and $1 million and $2 million of depreciation on our corporate headquarters building for the three and six months ended June 30, 2016, respectively, which we did not incur in the same periods in 2015.

Amortization of Intangible Assets

Amortization consists of the amortization of purchased definite-lived intangibles.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Amortization of intangible assets	$8	$9	$15	$16
% of revenue	2.0%	2.2%	2.0%	2.1%

Amortization of intangible assets did not materially change during both the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2011 Credit Facility, 2015 Credit Facility, and Chinese Credit Facilities, as well as interest on our financing obligation related to our corporate headquarters.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Interest expense	$(3)	$(2)	$(6)	$(4)

Interest expense increased $1 million and $2 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily due to interest imputed on our financing obligation related to our corporate headquarters, which we did not incur in the three and six months ended June 30, 2015, respectively.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned and amortization of discounts and premiums on our marketable securities, net foreign exchange gains and losses, and gains and losses on sales of our marketable securities and sale of businesses.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Interest income and other, net	$-	$5	$-	$3

Interest income and other, net decreased $5 million and $3 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily due to the fluctuation of foreign exchange rates and settlements of our forward contracts.

Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Provision for income taxes	$11	$24	$22	$47
Effective tax rate	24.4%	29.3%	26.2%	28.0%

Our effective tax rate decreased during the three and six months ended June 30, 2016 over the same periods in 2015, respectively, primarily due to a change in jurisdictional earnings and certain discrete items.

For the three and six months ended June 30, 2016, respectively, the effective tax rate is lower than the federal statutory tax rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, which was partially offset by state income taxes, non-deductible stock-based compensation and accruals on uncertain tax positions.

Related Party Transactions

For information on our relationship with Liberty TripAdvisor Holdings, Inc., refer to “Note 12:  Related Party Transactions” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.   We had no related party transactions with LTRIP during the three and six months ended June 30, 2016 and 2015, respectively.

Stock-Based Compensation

Refer to “Note 3:  Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 1,033,246 service-based stock options with a weighted average grant-date fair value per option of $22.85, and 1,731,401 service-based RSUs with a weighted average grant-date fair value of $63.95 during the six months ended June 30, 2016.

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

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
	2016	2015
	(in millions)
Net cash provided by (used in):
Operating activities	$357	$299
Investing activities	(76)	(107)
Financing activities	(123)	(61)

Our principal source of liquidity is cash flow generated from operations, although liquidity needs can also be met through drawdowns under our 2015 Credit Facility and Chinese Credit Facilities. As of June 30, 2016 and December 31, 2015, we had $891 million and $698 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of June 30, 2016, approximately $698 million of our cash, cash equivalents, and short and long-term marketable securities are held by our international subsidiaries, primarily in the United Kingdom. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $808 million as of June 30, 2016. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. The majority of cash on hand is denominated in U.S. dollars.

As of June 30, 2016, we had outstanding borrowings of $91 million in long-term debt and approximately $907 million of borrowing capacity available under our 2015 Credit Facility, which we are currently borrowing under a one-month interest period at 1.8% per annum, which will reset periodically. In addition, we had current borrowings of $1 million and approximately $49 million of available borrowing capacity under our Chinese Credit Facilities, which currently bear interest at a rate based on 100% of the People’s Bank of China’s base rate, or 4.35% as of June 30, 2016. For further discussion on our credit facilities refer to “Note 6:  Debt” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Historically, the cash we generate from operations has been sufficient to fund our working capital requirements, capital expenditures and to meet our long term debt obligations and other financial commitments. Management believes that our cash, cash equivalents and available-for-sale marketable securities, combined with expected cash flows generated by operating activities and available cash from our credit facilities, will be sufficient to fund our ongoing working capital requirements, capital expenditures and business growth initiatives; meet our long term debt obligations and other financial commitments; and fund any potential share repurchases and acquisitions for at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital, including refinancing or incurring additional debt, when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business growth initiatives, either of which could have a material adverse effect on our future financial condition or results of operations.

Operating Activities

For the six months ended June 30, 2016, net cash provided by operating activities increased by $58 million or 19% when compared to the same period in 2015, primarily due to a net increase in working capital movements of $95 million, and non-cash items affecting cash flow of $22 million, which is primarily due to a decrease in excess tax benefits from stock-based awards, offset by a decrease in net income of $59 million.  The increase in working capital movements of $95 million was largely related to an increase in operating cash flow from deferred merchant payables of $30 million related to seasonality in our business and growth in our Attractions business and our Vacation Rentals business free-to-list model, in addition to the timing of customer receipts, income tax payments and vendor payments, offset by a lower income tax provision.

Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities decreased by $31 million when compared to the same period in 2015, primarily due to a decrease in capital expenditures of $18 million, primarily related to the completion of our corporate headquarters building in 2015, and a decrease in cash paid for business acquisitions of $30 million, net of cash acquired, offset by a net increase in cash used for the purchases, sales and maturities of our marketable securities of $17 million.

Financing Activities

For the six months ended June 30, 2016, net cash used in financing activities increased by $62 million when compared to the same period in 2015, primarily due to partial repayment of our outstanding borrowings under our 2015 Credit Facility of $109 million in 2016, payments of $12 million for common stock share repurchases under our authorized share repurchase program in 2016, a decrease of excess tax benefits related to stock-based compensation recorded by the Company of $24 million in 2016, and $12 million in lease incentive payments received related to our new corporate headquarters in 2015 that did not reoccur in 2016, offset by repayment of our Term Loan of $300 million and net borrowings on our 2015 Credit Facility of $287 million in 2015, incremental repayments of our outstanding borrowings related to our Chinese Credit Facility of $41 million in 2015, a decrease in tax withholding payments of $51 million in 2016 primarily related to a decrease in the number of stock options exercised in 2016.

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

As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Additionally, we earn an increasing portion of our income, and accumulate a greater portion of cash flows, in foreign jurisdictions which we consider indefinitely reinvested. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on our U.S. tax expense and cash flows.  See “Note 7: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on potential contingencies surrounding income taxes.

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

Adjusted EBITDA is our segment profit measure and a key measure used by our management and board of directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation and other stock-settled obligations; (6) goodwill, long-lived asset and intangible asset impairments; and (7) other non-recurring expenses and income.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results reported in accordance with GAAP. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income and our other GAAP results.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented above.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Net income	$34	$58	$62	$121
Provision for income taxes	11	24	22	47
Other expense (income), net	3	(3)	6	1
Other non-recurring expenses	-	2	-	2
Stock-based compensation	22	18	42	34
Amortization of intangible assets	8	9	15	16
Depreciation	17	15	33	28
Adjusted EBITDA	$95	$123	$180	$249

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

There has been no material change in our market risk profile during the three months ended June 30, 2016.  For additional information, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

As of June 30, 2016, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, taxes, regulatory compliance and other claims. Rules and regulations promulgated by the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that we are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

Failure to effectively optimize results from our “instant booking” feature could have a continued negative impact on our business and financial performance.

Instant booking is a feature that enables users to book a hotel reservation directly with a hotel or online travel agency partner while remaining on the TripAdvisor website. We believe that allowing users to book directly online without leaving the TripAdvisor site will result in a better user experience as well as, ultimately, additional revenue to the Company.  As of June 30, 2016, we completed our global rollout of our instant booking feature and are now focused on optimizing the results of this feature.  We have expended significant time and resources on the global roll out of this feature and failure to optimize results from out instant booking feature could have a negative impact on our business and financial performance.

Currently our instant booking feature is monetizing at a lower revenue per hotel shopper rate compared to our metasearch feature, or click-based revenue. While we continue to work to close this monetization gap, primarily by streamlining our booking path to optimize user experience, continuing to seek partners with strong branding and supply channels in order to try and achieve higher conversion rates and repeat hotel bookings, persistently promoting the TripAdvisor brand as the place to plan, compare prices, and book travel, there is no guarantee that these initiatives will ultimately be successful.  If these initiatives are not successful, and we fail to effectively optimize the results of this feature, our revenue may be materially adversely affected.

Our success depends in large part on our ability to maintain and expand relationships with partners in the travel industry, including hotel chains, online travel agencies and travel suppliers and other online travel partners.  We have worked with, and continue to work with, some of these partners to “power” the instant booking function on our website and believe that these partners will also benefit from this feature, through increased reservations and more direct relationships with travelers.  Some partners, however, may view this new functionality as directly competitive and take action that could adversely affect our business and financial performance.  They could reduce or eliminate advertising revenue paid to us, charge for or otherwise restrict access to content, further reduce their average daily rates, decide not to make their travel inventory available to us, or decide not to provide accurate booking information.   Any of these actions could have an adverse impact on our business.

Our “instant booking” feature may subject us to additional and ongoing operational risks.

We expect the instant booking functionality to significantly increase the number of transactions that will occur on our website.  Even though the transaction and customer care associated with these transactions are provided by our partners, each reservation is completed on TripAdvisor’s instant booking platform.  Failure to effectively manage the process for instantly booking on our website, and to safeguard data that is obtained during the course of arranging for such bookings, could negatively impact our reputation and, consequently, our business.

Growth in the use of devices other than desktop computers may negatively affect our revenue and financial results.

Our content was originally designed for users accessing the Internet on a desktop computer. The number of people who access the Internet through devices other than desktop computers, including mobile phones and tablets, has increased substantially in the last few years.  We anticipate that the rate of use of these devices will continue to grow. To address these growing user demands, we continue to extend our platform to develop mobile phone and tablet applications.  However, currently, we monetize users of mobile phone devices at a significantly lower rate compared to users who access our websites through desktop computers and tablets.  In addition, given the size and technical limitations of these mobile phone devices, mobile consumers may not be willing to download multiple apps from multiple companies providing similar service and instead prefer to use one or a limited number of apps for their hotel, restaurant and attractions activity. The consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important.

As a result, we continue to develop and improve upon our mobile app and websites and mobile phone monetization strategies.  If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, our future growth and results of operations could be negatively impacted.

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

On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (“Brexit”).  Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union.  The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently.  Brexit could adversely affect European and global economic or market conditions and could contribute to instability in global financial markets.  Any of these effects of Brexit, and others we cannot anticipate, may have a negative effect on the travel industry and may adversely affect our business.

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

We believe that certain metrics are key to our business, including unique visitors, hotel shoppers, revenue per hotel shopper, mobile usage and engagement metrics, and number of reviews and opinions.  As the industry in which we operate continues to evolve and as our business continues to evolve, so too might the metrics by which we evaluate our business.  While these numbers are based on what we believe to be reasonable estimates, there are inherent challenges in calculating these metrics and our methodologies for tracking these metrics may change over time.  For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some users may restrict our ability to accurately identify them across visits, some mobile applications automatically contact our servers for regular updates with no user action, and we are not always able to capture user information on all of our platforms. As such, the calculations of our unique visitors may not accurately reflect the number of people actually visiting our platforms.  Also if the internal tools we use to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data we report may not be accurate. Finally, we regularly review and may adjust our methodologies for calculating our internal metrics to improve their accuracy.  Accordingly readers should not place undue reliance on these numbers.

We calculate our metrics, primarily using internal tools, which are not independently verified by a third party. We continue to improve upon our tools and methodologies to capture data and believe that our current metrics are accurate; however, ongoing improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of our data.

We rely on information technology to operate our business and remain competitive, and any failure to adapt to technological developments or industry trends could harm our businesses.

We depend on the use of sophisticated information technologies and systems. As our operations grow in size and scope, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our services in response to competitive service and product offerings. The emergence of alternative platforms such as mobile phone and tablet devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner.

If we do not continue to innovate and provide tools and services that are useful to travelers, we may not remain competitive, and our business and financial performance could suffer.

Our success depends in part on continued innovation to provide features and services that make our websites and mobile phone and tablet applications useful for travelers. Our competitors are continually developing innovations in online travel-related services and features. As a result, we are continually working to improve our business model and user experience in order to drive user traffic and conversion dates. We can give no assurances that the changes we make will yield the benefits we expect and will not have adverse impacts that we did not anticipate. If we are unable to continue offering innovative products and services and quality features that travelers want to use, existing users may become dissatisfied and use competitors’ offerings and we may be unable to attract additional users, which could adversely affect our business and financial performance.

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

We offer vacation rental services on our TripAdvisor-branded sites as well as through our U.S.-based FlipKey and Vacation Home Rentals and European-based Holiday Lettings, HouseTrip and Niumba businesses. The online vacation rental market is rapidly evolving in many respects, including from a business and marketing perspective as well as the regulatory environment. We operate in various disparate jurisdictions and markets and have limited insight into trends that may develop in those markets and may affect our business. Since we began offering such services, there have been and continue to be significant business, marketing and regulatory developments. Operating in new and untested jurisdictions requires significant management attention and financial resources. We cannot assure that our expansion efforts will be successful, and the investment and additional resources required to establish operations and manage growth may not produce the desired levels of revenue or profitability.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the Internet. Various U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. The European Union has recently adopted a new data protection legal framework which will become applicable by May 2018.  We continue to evaluate this new framework and its impact on our business but we currently believe that this will result in a greater compliance burden and increased costs of compliance.

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

We currently have outstanding approximately $91 million in long-term debt and approximately $907 million of available borrowing capacity on our revolving credit facility.  Risks relating to our indebtedness include:

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

We conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars. As a result, we face exposure to movements in currency exchange rates, particularly those related to the Euro, British pound sterling, Singapore dollar, Australian dollar, and Chinese renminbi. These exposures include, but are not limited to re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur. For example, there has been, and may continue to be, volatility in currency exchange rates as a result of Brexit.

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

We could be subject to significant tax liabilities, any of which could have a material adverse effect on our business, results of operations and financial condition.

The application of various domestic and international tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable taxing authorities. These taxing authorities have become more aggressive in their interpretation and/or enforcement of such laws, rules and regulations over time, as governments are increasingly focused on ways to increase revenues. This has contributed to an increase in audit activity and harsher stances by tax authorities. While we believe we comply with applicable tax laws, rules and regulations in the jurisdictions we operate, tax authorities may determine that we owe additional taxes.  Additional taxes or other assessments may be in excess of our current tax reserves or may require us to modify our business practices to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.

Significant judgment and estimation is required in determining our worldwide tax liabilities. In the ordinary course of our business, there are transactions and calculations, including intercompany transactions and cross-jurisdictional transfer pricing, for which the ultimate tax determination is uncertain or otherwise subject to interpretation. Tax authorities may disagree with our intercompany charges, including the amount of or basis for such charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals in which case we may be subject to additional tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our cash flows, financial condition and results of operations.

In addition, under the Tax Sharing Agreement between us and Expedia entered into in connection with the spin-off of TripAdvisor from Expedia (the “Spin-Off”), we are generally required to indemnify Expedia for any taxes resulting from the Spin-Off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by us described in the covenants in the tax sharing agreement, (ii) any acquisition of our equity securities or assets or those of a member of our group, or (iii) any failure of the representations with respect to us or any member of our group to be true or any breach by us or any member of our group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel.

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

Amendment to existing tax laws, rules or regulations or enactment of new unfavorable tax laws, rules or regulations could have an adverse effect on our business and financial performance.

Many of the underlying laws, rules or regulations imposing taxes and other obligations were established before the growth of the internet and e-commerce. If the tax or other laws, rules or regulations were amended, or if new unfavorable laws, rules or regulations were enacted, particularly with respect to occupancy, sales, value-added taxes, or unclaimed property, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our products and services if we pass on such costs to the consumer, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes could have an adverse effect on our business or financial performance.

In addition, in the past U.S. and foreign governments have introduced proposals for tax legislation, or have adopted tax laws, that could have a significant adverse effect on our tax rate, or increase our tax liabilities, the carrying value of deferred tax assets, or our deferred tax liabilities. For example, in October 2015, the Organization for Economic Co-Operation and Development (“OECD”) released a final package of measures to be implemented by member nations in response to a 2013 action plan calling for a coordinated multi-jurisdictional approach to “base erosion and profit shifting” (“BEPS”) by multinational companies. Multiple member jurisdictions, including the United States, have begun implementing recommended changes such as proposed country by country reporting beginning as early as 2016. Additional multilateral changes are anticipated in upcoming years. Any changes to national or international tax laws could impact the tax treatment of our earnings and adversely affect our profitability. Our effective tax rate in the future could also be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or the discontinuance of beneficial tax arrangements in certain jurisdictions.

We continue to work with relevant authorities and legislators to clarify our obligations under existing, new and emerging tax laws and regulations.

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

We have in the past, currently and may in the future rely on the controlled company exemption for some of these requirements. Accordingly, our stockholders will not be afforded the same protections generally as stockholders of other NASDAQ-listed companies with respect to corporate governance for so long as we rely on these exemptions from the corporate governance requirements.

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

For the six months ended June 30, 2016, the average daily trading volume of our common stock on NASDAQ was approximately 2.3 million shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of the common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If LTRIP or some other stockholder sells substantial amounts of our common stock in the public market, or if there is a perception in the public market that LTRIP might sell shares of our common stock, the market price of our common stock could decrease significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2016, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

During the three months ended June 30, 2016, we repurchased 184,060 shares of outstanding common stock under the share repurchase program at an average price of $59.78 per share.  Below is a summary of our common stock repurchases during the second quarter of 2016, the average price paid as well as the dollar value of shares that may still be purchased as of June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	—	—	$103,338,145
May 1 to May 31	9,600	$59.94	9,600	$102,762,682
June 1 to June 30	174,460	$59.77	174,460	$92,334,719
Total	184,060		184,060

(1)	These amounts include fees and commissions associated with the share repurchase.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1*	Employment Agreement between Seth Kalvert and TripAdvisor, LLC, effective as of May 19, 2016		8-K	001-35362	10.1	5/23/16
10.2*	TripAdvisor, Inc. Amended and Restated 2011 Stock and Annual Incentive Plan		Proxy Statement	001-35362		4/29/16
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

X

* Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.
By:	/s/ Ernst Teunissen
Ernst Teunissen
Chief Financial Officer

By:	/s/ Noel Watson
Noel Watson
Chief Accounting Officer

August 5, 2016