Form 10-Q
period 2016-09-30
TripAdvisor, Inc.
filed 2016-11-08
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at November 2, 2016
Common Stock, $0.001 par value per share	132,901,210 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$421	$415	$1,164	$1,183

Costs and expenses:
Cost of revenue (1)	19	16	55	46
Selling and marketing (2)	210	197	584	546
Technology and content (2)	62	54	185	152
General and administrative (2)	38	37	110	114
Depreciation	18	13	51	42
Amortization of intangible assets	8	10	23	26
Total costs and expenses:	355	327	1,008	926
Operating income	66	88	156	257
Other income (expense):
Interest expense	(3)	(3)	(10)	(7)
Interest income and other, net (Note 14)	-	13	-	15
Total other income (expense), net	(3)	10	(10)	8
Income before income taxes	63	98	146	265
Provision for income taxes	(8)	(24)	(27)	(70)
Net income	$55	$74	$119	$195

Earnings per share attributable to common stockholders (Note 5):
Basic	$0.38	$0.51	$0.82	$1.35
Diluted	$0.37	$0.51	$0.81	$1.34
Weighted average common shares outstanding (Note 5):
Basic	146	144	146	144
Diluted	147	146	147	146

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$2	$2	$5	$7
Amortization of website development costs included in depreciation	12	8	33	27
	$14	$10	$38	$34

(2) Includes stock-based compensation expense as follows:
Selling and marketing	$5	$4	$15	$12
Technology and content	$11	$8	$30	$20
General and administrative	$6	$7	$19	$20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$55	$74	$119	$195
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	3	(10)	4	(29)
Reclassification adjustment on sale of business included in total other income (expense), net (Note 14)	-	1	-	1
Total other comprehensive income (loss)	3	(9)	4	(28)
Comprehensive income	$58	$65	$123	$167

(1)	Foreign currency translation adjustments exclude income taxes due to our practice and intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$611	$614
Short-term marketable securities (Note 6)	116	47
Accounts receivable, net of allowance for doubtful accounts of $9 and $6, respectively	221	180
Prepaid expenses and other current assets	18	24
Total current assets	966	865
Long-term marketable securities (Note 6)	29	37
Property and equipment, net of accumulated depreciation of $137 and $88, respectively	262	247
Intangible assets, net of accumulated amortization of $77 and $52, respectively	178	176
Goodwill	744	732
Deferred income taxes, net	44	25
Other long-term assets	54	46
TOTAL ASSETS	$2,277	$2,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11	$10
Deferred merchant payables	152	105
Deferred revenue	69	64
Current portion of debt (Note 7)	76	1
Taxes payable	16	9
Accrued expenses and other current liabilities (Note 9)	126	123
Total current liabilities	450	312
Deferred income taxes, net	20	15
Other long-term liabilities	207	189
Long-term debt (Note 7)	20	200
Total Liabilities	697	716

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value	-	-
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	-	-
Authorized shares: 1,600,000,000
Shares issued: 134,565,714 and 133,836,242, respectively
Shares outstanding: 132,822,184 and 132,443,111, respectively
Class B common stock, $0.001 par value	-	-
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	808	741
Retained earnings	944	826
Accumulated other comprehensive income (loss)	(59)	(63)
Treasury stock-common stock, at cost, 1,743,530 and 1,393,131 shares, respectively	(113)	(92)
Total Stockholders’ Equity	1,580	1,412
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,277	$2,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(in millions, except number of shares)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2015	133,836,242	$-	12,799,999	$-	$741	$826	$(63)	(1,393,131)	$(92)	$1,412
Net income						119				119
Cumulative effect adjustment from adoption of ASU 2016-09 (Note 2)						(1)				(1)
Other comprehensive income							4			4
Issuance of common stock related to exercises of options and vesting of RSUs	729,472	-			6					6
Repurchase of common stock								(350,399)	(21)	(21)
Withholding taxes on net share settlements of equity awards					(13)					(13)
Stock-based compensation					74					74

Balance as of September 30, 2016	134,565,714	$-	12,799,999	$-	$808	$944	$(59)	(1,743,530)	$(113)	$1,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended September 30,
	2016	2015
Operating activities:
Net income	$119	$195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	51	42
Amortization of intangible assets	23	26
Stock-based compensation expense	64	52
Gain on sale of business	-	(17)
Deferred tax (benefit) expense	(14)	3
Other, net	5	7
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, prepaid expenses and other assets	(40)	(75)
Accounts payable, accrued expenses and other liabilities	2	24
Deferred merchant payables	42	52
Income taxes, net	19	20
Deferred revenue	6	10
Net cash provided by operating activities	277	339

Investing activities:
Capital expenditures, including internal-use software and website development	(57)	(93)
Acquisitions, net of cash acquired	(23)	(29)
Proceeds from sale of business, net of cash sold	-	22
Purchases of marketable securities	(145)	(150)
Sales of marketable securities	62	72
Maturities of marketable securities	22	52
Net cash used in investing activities	(141)	(126)

Financing activities:
Repurchase of common stock	(21)	-
Proceeds from Chinese credit facilities	2	4
Payments to Chinese credit facilities	-	(41)
Principal payments on 2011 credit facility	-	(300)
Proceeds from 2015 credit facility, net of financing costs	10	287
Payments to 2015 credit facility	(190)	-
Proceeds from 2016 credit facility, net of financing costs	73	-
Proceeds from exercise of stock options	6	10
Payment of withholding taxes on net share settlements of equity awards	(13)	(66)
Other financing activities, net	-	13
Net cash used in financing activities	(133)	(93)
Effect of exchange rate changes on cash and cash equivalents	(6)	(8)
Net (decrease) increase in cash and cash equivalents	(3)	112
Cash and cash equivalents at beginning of period	614	455
Cash and cash equivalents at end of period	$611	$567

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of construction in-process related to build to suit lease obligation	$-	$6

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

Description of Business

TripAdvisor is an online travel company, empowering users to plan and book the perfect trip. TripAdvisor’s travel platform aggregates reviews and opinions of members about destinations, accommodations, activities and attractions, and restaurants throughout the world so that our users have access to trusted advice wherever their trips take them. Our platform helps users plan their trips with our unique user-generated content and enables users to compare real-time pricing and availability so that they can book hotels, flights, cruises, vacation rentals, activities and attractions, and restaurant reservations.

Our flagship brand is TripAdvisor.  TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 47 markets worldwide. In addition to the flagship TripAdvisor brand, we manage and operate the following 24 other media brands, connected by the common goal of providing comprehensive travel resources across the travel sector: www.airfarewatchdog.com, www.bookingbuddy.com, www.citymaps.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.independenttraveler.com, www.jetsetter.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, and www.dimmi.com.au), www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.tripbod.com, www.vacationhomerentals.com, www.viator.com, and www.virtualtourist.com.

We have two reportable segments: Hotel and Non-Hotel. In the first quarter of 2016, we renamed our “Other” reportable segment “Non-Hotel.” This change had no effect on our consolidated financial statements or to previously reported segment information, as there was no change in the composition of our operating or reportable segments.  Our operating segments are determined based on how our chief operating decision maker manages our business, regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources.  For further information on our reportable segments see “Note 12: Segment Information,” in these notes to our unaudited condensed consolidated financial statements.

We derive the substantial portion of our revenue from our Hotel segment, through the sale of advertising, primarily through click-based advertising and commission-based transactions via our instant booking feature and, to a lesser extent, display-based advertising, subscription-based hotel advertising, room reservations sold through our websites, and content licensing. Our Non-Hotel segment consists of our Vacation Rentals, Restaurants and Attractions businesses. We derive revenue from our Non-Hotel segment from subscription and commission-based transaction offerings from our Vacation Rental business; destination activities primarily sold through Viator; and online restaurant reservations booked primarily through thefork.com.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present our results of operations, financial position and cash flows on a consolidated basis. The unaudited condensed consolidated financial statements include TripAdvisor, our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. All inter-company accounts and transactions have been eliminated in consolidation.

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

Reclassifications

Except for the prior period reclassifications noted in our disclosure below in “Note 2— Significant Accounting Policies”, which resulted from our early adoption of ASU 2016-09 during the three months ended September 30, 2016, all other reclassifications made to conform the prior period to the current presentation were not material and had no net effect on our unaudited consolidated financial statements.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements Not Yet Adopted

In October 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued new accounting guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new guidance specifically addresses the following cash flow topics in an effort to reduce diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective approach or a modified retrospective approach, which requires the initial cumulative effect to be recognized at the date of initial application.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted for fiscal years beginning after December 15, 2016.  We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued new accounting guidance on stock compensation, or ASU 2016-09, which changes how companies account for certain aspects of stock-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The new guidance permits recognizing the impact of forfeitures on stock-based compensation as they occur or to recognize stock-based compensation expense net of expected forfeitures, requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the consolidated statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statement of cash flows.

We elected to early adopt the new guidance in the third quarter of 2016, which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits and tax deficiencies in our provision for income taxes rather than additional paid-in capital for all periods in 2016. There was no impact to our provision for income taxes as previously reported for 2015. Additionally, our consolidated statement of cash flows now present excess tax benefits as an operating activity on a retrospective basis. As a result of the retrospective implementation of this guidance, the impact on the statement of cash flows for the nine months ended September 30, 2015 was an increase of $32 million in cash flows from operating activities with an offsetting reduction in cash flows from financing activities. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $1 million reduction to retained earnings as of January 1, 2016.

Adoption of the new guidance resulted in the recognition of net excess tax expense and benefit in our provision for income taxes rather than additional paid-in capital.  As a result, we recorded $1 million of income tax expense and $2 million of income tax benefit for the three and nine months ended September 30, 2016, respectively, and impacted our previously reported quarterly results for the three months ended March 31, 2016 and June 30, 2016, as follows:

	Three months ended March 31, 2016
	As Reported	As Adjusted (1)(2)
	(in millions, except per share data)
Consolidated Statement of Operations:

Operating income	$42	$42
Provision for income taxes	(11)	(9)
Net income	27	29
Basic EPS	$0.19	$0.20
Diluted EPS	$0.18	$0.20

Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$120	$124
Net cash used in financing activities	$(94)	$(98)

	Three months ended June 30, 2016
	As Reported	As Adjusted (1)
	(in millions, except per share data)
Consolidated Statement of Operations:

Operating income	$48	$47
Provision for income taxes	(11)	(10)
Net income	34	34
Basic EPS	$0.23	$0.23
Diluted EPS	$0.23	$0.23

	Six months ended June 30, 2016
	As Reported	As Adjusted (2)
	(in millions)
Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$357	$363
Net cash used in financing activities	$(123)	$(129)

(1)

The election to account for forfeitures as they occur did not have a material impact for the three months ended March 31, 2016 and resulted in an increase to stock-based compensation expense of approximately $1 million for the three months ended June 30, 2016.

(2)

Includes the reclassification of cash flows related to excess tax benefits from financing activities to operating activities of $4 million and $2 million for the three months ending March 31, 2016 and June 30, 2016, respectively.

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

There have been no other material changes to our significant accounting policies since December 31, 2015. For additional information about our critical accounting policies and estimates, refer to “Note 2:  Significant Accounting Policies”, in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 3: ACQUISITIONS

During the nine months ended September 30, 2016, we completed three acquisitions for total purchase price of $27 million.  The Company paid net cash consideration of $22 million, which is net of $3 million of cash acquired, and includes $2 million in future holdback payments. The cash consideration was paid primarily from the U.S. We acquired 100% of the outstanding capital stock of the following companies: Tous Au Restaurant, a leading restaurant event week brand in France, purchased in January 2016; HouseTrip, a European-based vacation rental website, purchased in April 2016; and CityMaps, a social mapping platform, purchased in August 2016.

These business combinations were accounted for as purchases of businesses under the acquisition method.  The fair value of purchase consideration has been preliminary allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated respective fair values on the acquisition date, with the remaining amount recorded to goodwill.  Acquired goodwill represents the premium we paid over the fair value of the net tangible and intangible assets acquired. We paid a premium in each of these transactions for a number of reasons, including expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces.  The results of each of these acquired businesses have been included in the unaudited condensed consolidated financial statements beginning on the respective acquisition dates. Pro-forma results of operations for these acquisitions have not been presented as the financial impact to our unaudited condensed consolidated financial statements, both individually and in aggregate, is not material.  During the nine months ended September 30, 2016, acquisition-related costs of $1 million were expensed as incurred and recorded in general and administrative expenses on our unaudited condensed consolidated statement of operations.

The purchase price allocation of our 2016 acquisitions is preliminary and subject to revision as more information becomes available, but in any case will not be revised beyond twelve months after the acquisition date and any change to the fair value of assets acquired or liabilities assumed will lead to a corresponding change to the purchase price allocable to goodwill in the period the adjustment is determined. The primary areas of the purchase price allocation that are not yet finalized are income tax-related balances for all 2016 acquisitions and the estimated fair value of certain identified intangible assets for CityMaps.

The following table presents the purchase price allocations initially recorded on our unaudited condensed consolidated balance sheet for all 2016 acquisitions (in millions):

Total
Goodwill (1)	$13
Intangible assets (2)	22
Net liabilities assumed (3)	(8)
Total purchase price consideration (4)	$27

(1)	Acquired goodwill of $10 million and $3 million was allocated to our Hotel and Non-Hotel segment, respectively. All goodwill is not deductible for tax purposes.
(2)

Identifiable definite-lived intangible assets acquired during 2016 were comprised of trade names of $4 million with a weighted average life of 10.0 years and technology and other of $18 million with a weighted average life of 5.3 years. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of these businesses during 2016 was 6.3 years, and will be amortized on a straight-line basis over their estimated useful lives from acquisition date.

(3)	Includes cash acquired of $3 million.
(4)

Subject to adjustment based on (i) final working capital adjustment calculations to be determined for CityMaps, and (ii) indemnification obligations for general representations and warranties of the acquired company stockholders.

NOTE 4: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Selling and marketing	$5	$4	$15	$12
Technology and content	11	8	30	20
General and administrative	6	7	19	20
Total stock-based compensation	22	19	64	52
Income tax benefit from stock-based compensation	(8)	(7)	(23)	(19)
Total stock-based compensation, net of tax effect	$14	$12	$41	$33

Stock-Based Award Activity and Valuation

2016 Stock Option Activity

During the nine months ended September 30, 2016, we issued 1,050,842 of primarily service-based non-qualified stock options under the Company’s Amended and Restated 2011 Stock and Annual Incentive Plan (the “2011 Plan”). These stock options have a term of ten years from the date of grant and generally vest equitably over a four-year requisite service period.

A summary of the status and activity for stock option awards relating to our common stock for the nine months ended September 30, 2016, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at January 1, 2016	5,720	$53.71
Granted	1,051	63.45
Exercised (1)	(692)	31.43
Cancelled or expired	(209)	71.14
Options outstanding at September 30, 2016	5,870	$57.46	5.7	$70
Exercisable as of September 30, 2016	2,794	$42.66	4.4	$66
(1)

Inclusive of 302,531 options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and required employee withholding taxes. Potential shares that had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on The NASDAQ Global Select Market as of September 30, 2016 was $63.18. The total intrinsic value of stock options exercised for the nine months ended September 30, 2016 and 2015 was $23 million and $128 million, respectively.

The fair value of stock option grants under the 2011 Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Risk free interest rate	1.15%	1.67%	1.20%	1.52%
Expected term (in years)	5.17	5.24	4.85	5.21
Expected volatility	42.68%	40.24%	41.83%	41.76%
Expected dividend yield	— %	— %	— %	— %

The weighted-average grant date fair value of options granted was $22.95 and $33.24 for the nine months ended September 30, 2016 and 2015, respectively. The total fair value of stock options vested for the nine months ended September 30, 2016 and 2015 was $27 million and $30 million, respectively.

2016 RSU Activity

During the nine months ended September 30, 2016, we issued 1,886,536 RSUs under the 2011 Plan for which the fair value was measured based on the quoted price of our common stock on the date of grant. These RSUs generally vest over a four-year requisite service period.

The following table presents a summary of our RSU activity during the nine months ended September 30, 2016:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of January 1, 2016	1,750	$79.02
Granted	1,887	63.96
Vested and released (1)	(492)	74.12
Cancelled or expired	(217)	73.60
Unvested RSUs outstanding as of September 30, 2016	2,928	$70.52	$185
(1)

Inclusive of 140,873 RSUs withheld to satisfy employee withholding tax requirements due to net share settlement. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense, unadjusted for estimated forfeitures, and the weighted average remaining amortization period at September 30, 2016 related to our non-vested stock options and RSU awards is presented below (in millions, except per year information):

	Stock
	Options	RSUs
Unrecognized compensation expense	$57	$163
Weighted average period remaining (in years)	2.4	2.9

NOTE 5: EARNINGS PER SHARE

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

Under the treasury stock method, the assumed proceeds calculation includes the actual proceeds to be received from the employee upon exercise and the average unrecognized compensation cost during the period. The treasury stock method assumes that a company uses the proceeds from the exercise of an award to repurchase common stock at the average market price for the period.

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$55	$74	$119	$195
Denominator:
Weighted average shares used to compute Basic EPS	145,678	144,133	145,618	143,662
Weighted average effect of dilutive securities:
Stock options	1,135	1,442	1,229	1,959
RSUs	404	253	314	265
Weighted average shares used to compute Diluted EPS	147,217	145,828	147,161	145,886
Basic EPS	$0.38	$0.51	$0.82	$1.35
Diluted EPS	$0.37	$0.51	$0.81	$1.34

The following potential common shares related to stock options and RSUs were excluded from the calculation of Diluted EPS (in thousands) because their effect would have been anti-dilutive for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2016(1)	2015(2)	2016(1)	2015(2)
Stock options	3,065	2,110	2,997	2,119
RSUs	691	303	753	629
Total	3,756	2,413	3,750	2,748
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

NOTE 6: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities for the periods presented (in millions):

	September 30, 2016
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$604	$-	$-	$604	$604	$-	$-
Level 1:
Money market funds	4	-	-	4	4	-	-
Level 2:
U.S. agency securities	25	-	-	25	-	24	1
U.S. treasury securities	5	-	-	5	-	5	-
Certificates of deposit	16	-	-	16	-	16	-
Commercial paper	8	-	-	8	3	5	-
Corporate debt securities	94	-	-	94	-	66	28
Subtotal	148	-	-	148	3	116	29
Total	$756	$-	$-	$756	$611	$116	$29

	December 31, 2015
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$598	$-	$-	$598	$598	$-	$-
Level 1:
Money market funds	11	-	-	11	11	-	-
Level 2:
U.S. agency securities	13	-	-	13	-	9	4
U.S. treasury securities	16	-	-	16	4	12	-
Certificates of deposit	5	-	-	5	-	4	1
Commercial paper	1	-	-	1	-	1	-
Corporate debt securities	54	-	-	54	1	21	32
Subtotal	89	-	-	89	5	47	37
Total	$698	$-	$-	$698	$614	$47	$37

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at September 30, 2016 and December 31, 2015, respectively.

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

There were no material realized gains or losses related to sales of our marketable securities for the three and nine months ended September 30, 2016 and 2015, respectively.  Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We consider any individual investments in an unrealized loss position to be temporary in nature and do not consider any of our investments other-than-temporarily impaired as of September 30, 2016.

Derivative Financial Instruments

In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. We do not use derivatives for trading or speculative purposes.

Our current forward contracts are not designated as hedges and have current maturities of less than 90 days. We account for our derivative instruments as either assets or liabilities and carry them at fair value. Consequently, any gain or loss resulting from the change in fair value was recognized in our unaudited condensed consolidated statements of operations.  All gains and losses for the three months ended September 30, 2016 were not material.  We recorded a net loss of $1 million for the nine months ended September 30, 2016, related to our settled and outstanding forward contracts in our unaudited condensed consolidated statements of operations in “Interest income and other, net.”  We recorded a net loss of $1 million and a net gain of $1 million for the three and nine months ended September 30, 2015, respectively, related to our settled and outstanding forward contracts in our unaudited condensed consolidated statements of operations in “Interest income and other, net.”

The following table shows the notional principal amounts of our outstanding derivative instruments that are not designated as hedging instruments for the periods presented:

	September 30, 2016	December 31, 2015
	(in millions)
Foreign exchange-forward contracts (1), (2)	$7	$25
(1)	Derivative contracts address foreign exchange fluctuations for the Euro versus the U.S. Dollar.
(2)

The fair value of our derivatives are not material for all periods presented and are reported as an asset in prepaid expenses and other current assets on our unaudited consolidated balance sheet. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets.

Counterparties to currency exchange derivatives consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated and any credit risk amounts associated with our outstanding or unsettled derivative instruments are deemed not to be material for any period presented.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our unaudited condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. The carrying value of the long-term debt from our 2015 Credit Facility bears interest at a variable rate and therefore is also considered to approximate fair value.

We did not have any Level 3 assets or liabilities at September 30, 2016 and December 31, 2015.

NOTE 7: DEBT

The Company’s outstanding debt consisted of the following for the periods presented:

	September 30,	December 31,
	2016	2015
	(in millions)
Short-Term Debt:
Chinese Credit Facilities	$3	$1
2016 Credit Facility	73	-
Total Short-Term Debt	$76	$1

Long-Term Debt:
2015 Credit Facility	$20	$200
Total Long-Term Debt	$20	$200

2011 Credit Facility

On December 20, 2011, we entered into a credit agreement (the “2011 Credit Facility”), which provided $600 million of borrowing including:

—	a term loan facility in an aggregate principal amount of $400 million with a term of five years due December 2016 (“Term Loan”); and
—	a revolving credit facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

On June 26, 2015, the entire outstanding principal on our Term Loan in the amount of $290 million was repaid with borrowings from our 2015 Credit Facility (described below) and the 2011 Credit Facility was subsequently terminated. During the nine months ended September 30, 2015, we recorded total interest and commitment fees on our 2011 Credit Facility of $3 million to interest expense on our unaudited condensed consolidated statements of operations. There was no resulting loss on early extinguishment of this debt.

2015 Credit Facility

On June 26, 2015, we entered into a five year credit agreement (the “2015 Credit Facility”) and immediately borrowed $290 million. The 2015 Credit Facility, among other things, provides for (i) a $1 billion unsecured revolving credit facility, (ii) an interest rate on borrowings and commitment fees based on the Company’s and its subsidiaries’ consolidated leverage ratio; and (iii) uncommitted incremental revolving loan and term loan facilities, subject to compliance with a leverage covenant and other conditions. Any overdue amounts under or in respect of the 2015 Credit Facility not paid when due shall bear interest at (i) in the case of principal, the applicable interest rate plus 2.00% per annum, (ii) in the case of interest denominated in Sterling or Euro, the applicable rate plus 2.00% per annum; and (iii) in the case of interest denominated in US Dollars, 2.00% per annum plus the Alternate Base Rate plus the interest rate spread applicable to ABR loans. The Company may borrow from the 2015 Credit Facility in U.S dollars, Euros and British pound sterling with a term of five years expiring June 26, 2020.

There is no specific repayment date prior to the five-year maturity date for our outstanding borrowings under the 2015 Credit Facility. During the nine months ended September 30, 2016, the Company borrowed an additional $10 million and repaid $190 million of our outstanding borrowings on the 2015 Credit Facility.  Based on the Company’s current leverage ratio, our borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. The Company is currently borrowing under a one-month interest period of 1.8% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period.

We are also required to pay a quarterly commitment fee, on the daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20.0 basis points, given the Company’s current leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of September 30, 2016, we had issued $2 million of outstanding letters of credit under the 2015 Credit Facility.

During the three and nine months ended September 30, 2016, we recorded total interest and commitment fees on our 2015 Credit Facility of $1 million and $3 million, respectively, to interest expense on our unaudited condensed consolidated statements of operations.  During the three and nine months ended September 30, 2015, respectively, total interest and commitment fees recorded under our 2015 Credit Facility to interest expense on our unaudited condensed consolidated statements of operations were not material.  Unpaid interest and commitment fees as of September 30, 2016 and December 31, 2015, were not material.

We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of the Company have agreed to guarantee the Company’s obligations under the 2015 Credit Facility.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility.  As of September 30, 2016, we are in compliance with all of our debt covenants.

2016 Credit Facility

On September 7, 2016, we entered into an uncommitted facility agreement with Bank of America Merrill Lynch International Limited (the “Lender”), which provides for a $73 million unsecured revolving credit facility (the “2016 Credit Facility”) with no specific expiration date.  The 2016 Credit Facility is available at the Lender’s absolute discretion and can be canceled at any time. Repayment terms for borrowings under the 2016 Credit Facility are generally one to six month periods and bear interest at LIBOR plus 112.5 basis points.  The Company may borrow from the 2016 Credit Facility in U.S dollars only and we may voluntarily repay any outstanding borrowing at any time without premium or penalty.  Any overdue amounts under or in respect of the 2016 Credit Facility not paid when due shall bear interest in the case of principal at the applicable interest rate plus 1.50% per annum. In connection with the 2016 Credit Facility, any lender fees and debt financing costs paid were not material. In addition, TripAdvisor, LLC, a wholly-owned domestic subsidiary of the Company, has agreed to guarantee the Company’s obligations under the 2016 Credit Facility.  There are no specific financial or incurrence covenants.

We borrowed $73 million from this uncommitted credit facility in September 2016. These funds were used towards general working capital needs of the Company, primarily for partial repayment of our long term debt, and the liability is recorded in short-term liabilities on our unaudited condensed consolidated balance sheet as of September 30, 2016. The Company is currently borrowing under a one-month interest period of 1.7% per annum, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period.  During the three and nine months ended September 30, 2016, total interest recorded with respect to our 2016 Credit Facility to interest expense on our unaudited condensed consolidated statement of operations was not material.

Chinese Credit Facilities

In addition to our borrowings under the 2015 Credit Facility and 2016 Credit Facility, we maintain two credit facilities in China (jointly, the “Chinese Credit Facilities”). As of September 30, 2016 and December 31, 2015, we had short-term borrowings outstanding of $3 million and $1 million, respectively.

We are parties to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Our Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of September 30, 2016.  As of September 30, 2016, we had $1 million of outstanding borrowings from the Chinese Credit Facility—BOA.

We are also parties to a RMB 70,000,000 (approximately $11 million), one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”) which was reduced from RMB 125,000,000 during the three months ended September 30, 2016. Our Chinese Credit Facility—JPM currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of September 30, 2016.  As of September 30, 2016, we had $2 million of outstanding borrowings from the Chinese Credit Facility – JPM.

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

Our effective tax rate for the three and nine months ended September 30, 2016 was 12.7% and 18.5%, respectively. Our effective tax rate for the three and nine months ended September 30, 2015 was 24.5% and 26.4%, respectively. For both the three and nine months periods ended September 30, 2016, the effective tax rate is less than the federal statutory rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, increased research and development tax credits, and the recognition of net excess tax benefits related to stock-based payments resulting from the adoption of new accounting guidance for share-based compensation as of January 1, 2016, as described in “Note 2: Significant Accounting Policies.” These same drivers also resulted in a decrease in the effective tax rate for the three and nine months ended September 30, 2016, when compared to same periods in 2015.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of September 30, 2016, accrued interest is $5 million, net of federal tax benefit, and no penalties have been accrued. We do not anticipate any material releases in the next twelve months.

By virtue of previously filed consolidated income tax returns filed with Expedia, we are currently under an Internal Revenue Service (“IRS”) audit for the 2009 and 2010 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the 2012 and 2013 tax years and have an employment tax audit with the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed adjustments to our taxes.  We are no longer subject to tax examinations by tax authorities for years prior to 2008.  As of September 30, 2016, no material assessments have resulted.

During the year ended December 31, 2015, we received notification of a draft proposed adjustment from the IRS for the 2009 and 2010 tax years and we anticipate receiving additional notices of proposed adjustments for the same years.  These proposed adjustments are related to transfer pricing with our foreign subsidiaries, and would result in an increase to U.S. taxable income and federal tax expense for 2009 and 2010, subject to interest.  Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.  We intend to defend our position through IRS administrative and, if necessary, judicial remedies.  As of September 30, 2016, no additional adjustments have been proposed.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. The Company recorded a tax benefit of $13 million in its consolidated statement of operations for the year ended December 31, 2015 and an additional $3 million and $5 million during the three and nine months ended September 30, 2016, respectively. The Company will continue to monitor this matter and related potential impacts to its consolidated financial statements.

NOTE 9: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	September 30, 2016	December 31, 2015
	(in millions)
Accrued salary, bonus, and related benefits	$47	$47
Accrued marketing costs	40	43
Other	39	33
Total	$126	$123

NOTE 10: STOCKHOLDERS’ EQUITY

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

During the nine months ended September 30, 2016, we repurchased 350,399 shares of outstanding common stock under the share repurchase program at an aggregate cost of $21 million, or an average share price of $59.85. As of September 30, 2016, we have repurchased 2,471,108 shares of outstanding common stock under the share repurchase program at an aggregate cost of $166 million.  As of September 30, 2016, we have a remaining amount from the authorized share repurchase program granted by the Board of Directors of $84 million to repurchase shares of our common stock.

NOTE 11: COMMITMENTS AND CONTINGENCIES

There have been no material changes to our commitments and contingencies since December 31, 2015. Refer to “Note 12: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Legal Proceedings

In the ordinary course of business, we are parties to regulatory and legal matters arising out of our operations.  These matters may involve claims involving alleged infringement of third-party intellectual property rights (including patent infringement), defamation, taxes, regulatory compliance, privacy issues and other claims. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure.  When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations.  We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable probability that a loss may have been incurred and whether such loss is reasonably estimable.  We base accruals made on the best information available at the time which can be highly subjective.  Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on the business.  However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

Additionally, we earn an increasing portion of our income, and accumulate a greater portion of cash flows, in foreign jurisdictions which we consider indefinitely reinvested. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on our U.S. tax expense and cash flows. See “Note 8:  Income Taxes” above for further information on potential contingencies surrounding income taxes.

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

Vacation Rentals. We offer individual property owners and property managers the ability to list their properties available for rental and connect with travelers using a subscription-based fee structure or a free-to-list, commission-based option. Our vacation rental inventory currently includes full home rentals, condos, villas, beach rentals, cabins and cottages.  These properties are listed across a number of platforms, including TripAdvisor Vacation Rentals, U.S.-based FlipKey and Vacation Home Rentals, and European-based Holiday Lettings, HouseTrip, and Niumba businesses.

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

The following tables present our segment information for the three and nine months ended September 30, 2016 and 2015, and includes a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure calculated and presented in accordance with GAAP. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our chief operating decision maker does not evaluate operating segments using this information. We also do not regularly provide such information by segment to our chief operating decision maker. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments.  Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Three months ended September 30, 2016
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$320	$101	$-	$421
Adjusted EBITDA (1)	99	15	-	114
Depreciation			(18)	(18)
Amortization of intangible assets			(8)	(8)
Stock-based compensation			(22)	(22)
Operating income (loss)				66
Other expense, net				(3)
Income before income taxes				63
Provision for income taxes				(8)
Net income				$55

	Three months ended September 30, 2015
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$340	$75	$-	$415
Adjusted EBITDA (2)	121	9	-	130
Depreciation			(13)	(13)
Amortization of intangible assets			(10)	(10)
Stock-based compensation			(19)	(19)
Operating income (loss)				88
Other income, net				10
Income before income taxes				98
Provision for income taxes				(24)
Net income				$74

	Nine months ended September 30, 2016
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$939	$225	$-	$1,164
Adjusted EBITDA (1)	309	(15)	-	294
Depreciation			(51)	(51)
Amortization of intangible assets			(23)	(23)
Stock-based compensation			(64)	(64)
Operating income (loss)				156
Other expense, net				(10)
Income before income taxes				146
Provision for income taxes				(27)
Net income				$119

	Nine months ended September 30, 2015
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$1,003	$180	$-	$1,183
Adjusted EBITDA (2)	377	2	-	379
Depreciation			(42)	(42)
Amortization of intangible assets			(26)	(26)
Stock-based compensation			(52)	(52)
Other non-recurring expenses			(2)	(2)
Operating income (loss)				257
Other income, net				8
Income before income taxes				265
Provision for income taxes				(70)
Net income				$195

(1)

Includes allocated general and administrative expenses in our Hotel segment of $21 million and $63 million; and in our Non-Hotel segment of $10 million and $28 million for the three and nine months ended September 30, 2016, respectively.

(2)

Includes allocated general and administrative expenses in our Hotel segment of $23 million and $69 million; and in our Non-Hotel segment of $8 million and $23 million for the three and nine months ended September 30, 2015, respectively.

NOTE 13: RELATED PARTY TRANSACTIONS

We consider Liberty TripAdvisor Holdings, Inc. (“LTRIP”) a related party.  As of September 30, 2016, LTRIP beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 13.7% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.3% of the outstanding common stock. Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56.0% of our voting power.

We had no related party transactions with LTRIP during the three and nine months ended September 30, 2016 and 2015.

NOTE 14: INTEREST INCOME AND OTHER, NET

The following table presents the detail of interest income and other, net, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Net loss, realized and unrealized, on foreign exchange and foreign currency derivative contracts and other, net	$-	$(4)	$(1)	$(3)
Interest income	-	-	1	1
Gain on sale of business (1)	-	17	-	17
Total	$-	$13	$-	$15

(1)

In August 2015, we sold 100% interest in one of our Chinese subsidiaries to an unrelated third party for $28 million in cash consideration and recognized a $17 million gain on sale of subsidiary in the third quarter of 2015.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, Part II, Item 1A, “Risk Factors.” Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands.  TripAdvisor, our flagship brand, is the world’s largest travel site, and our mission is to help people around the world plan and book the perfect trip. We accomplish this by, among other things, aggregating millions of travelers’ reviews and opinions about destinations, accommodations, activities and attractions, and restaurants throughout the world so that our users have access to trusted advice wherever their trips take them. Our platform helps users plan their trips with our unique user-generated content and enables users to compare real-time pricing and availability so that they can book hotels, flights, cruises, vacation rentals, activities and attractions, and restaurant reservations.

Our TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 47 markets worldwide. Our TripAdvisor-branded websites reached 390 million average monthly unique visitors during the quarter ended September 30, 2016, according to our internal log files. We currently feature 435 million reviews and opinions on 6.8 million places to stay, places to eat and things to do – including 1,050,000 hotels and accommodations and 830,000 vacation rentals, 4.2 million restaurants and 730,000 attractions around the world. In addition to user-generated content, our websites feature price comparison tools and links to partner websites, including travel advertisers, on which users can book their travel arrangements. Users can also complete hotel bookings directly with our partners through tripadvisor.com and also through the TripAdvisor mobile application where coverage is available. In addition to the flagship TripAdvisor brand, we now manage and operate 24 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry.

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

Content & Community.  TripAdvisor is a website on which travelers can, among other things, research content and share their travel experiences with the rest of the world. Establishing and nurturing a sense of community among users and brand loyalty is a key priority and a competitive advantage for TripAdvisor. As a result, we continue to look for ways to make it easier for users to plan and book their perfect trip on TripAdvisor as well as to share their experiences.

Mobile.  Innovating and improving our mobile products is a key priority.  During the three months ended September 30, 2016, more than half of our average monthly unique visitors came from mobile phone and tablet, and average monthly unique visitors via mobile phone and tablet devices grew 19% year-over-year, according to our log files. We anticipate that the rate of growth in mobile visitors will continue to exceed the growth rate of our overall monthly unique visitors, and that an increasing proportion of users will use mobile devices to access the full range of services available on our sites. We are investing significant resources to improve the features, functionality and commercialization of our mobile websites and applications.

Instant Booking. Instant booking is a feature that enables users to book a hotel reservation directly with a hotel or online travel agency (“OTA”) partner, while remaining on the TripAdvisor website. We believe that allowing users to book directly online without leaving our TripAdvisor websites will result in a better user experience as well as, ultimately, generate additional revenue to the Company.  As a result, beginning in June 2014, we gradually rolled this feature out in the U.S. and, in 2015, accelerated the rollout for hotels across our U.S. and U.K. platforms to all users on all devices.  In 2016, we continued to roll out instant booking to additional countries and, as of June 30, 2016, completed our global rollout on all devices.  Our business success depends in large part on our ability to maintain and expand relationships with our partners in the travel industry.  These partners power the instant booking feature on our website and, we believe, will benefit from this feature through increased reservations and more direct relationships with travelers.

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

Attractions, Restaurants and Vacation Rentals. TripAdvisor has information and user-generated content on 4.2 million restaurants and 730,000 attractions around the world. As a significant percentage of our users come to our websites for this content but are not hotel shoppers, we believe TripAdvisor has a unique opportunity to monetize its community of these non-hotel shoppers looking for places to eat and things to do. With the acquisitions of our online restaurant reservation businesses, and Viator for online bookable tours and attractions, we are attempting to match more users with more businesses. In addition, we provide access to vacation rentals to our users by offering individual property owners and property managers the ability to list their properties using a free-to-list, commission-based structure or a subscription-based fee option. We believe our highly-engaged and motivated user community creates a competitive advantage for us in this market.  In the nine months ended September 30, 2016, Vacation Rental property listings grew 12% to 830,000 properties, primarily driven by strong listings growth in our free-to-list model.

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

Increasing Competition. The travel planning industry and, more generally, the business of collecting and aggregating travel-related resources and information as well as enabling consumers to purchase travel-related products, continues to be increasingly competitive. There are an increasing number of companies who collect and aggregate travel information and resources and enable consumers to plan and book travel.  These include search companies, such as Google, Inc. and Baidu.com, Inc.; large and increasingly consolidating online travel agencies, or OTAs (such as Expedia and Priceline and their respective subsidiaries); as well as companies such as Airbnb, Inc. and Alibaba. We plan to continue to invest in order to remain the leading source of travel reviews as well as to continue to enhance our user experience.  For further description of our competition see Item 1. “Business”, in our Annual Report on Form 10-K for the year ended December 31, 2015.

Implementation of Instant Booking Strategy. With our rollout of instant booking feature completed, we continue to work to streamline our booking path to optimize the user experience, seek partners with strong branding and supply channels in order to achieve higher conversion rates and repeat hotel bookings, persistently promote the TripAdvisor brand as the place to plan, compare prices, and book travel and develop additional opportunities to engage with our users, and establish our brand as a preferred booking site.

Hotel revenue from our instant booking feature is included in our TripAdvisor-branded click-based advertising and transaction revenue in our Hotel Segment. Our instant booking feature has monetized at a lower revenue per hotel shopper rate than our metasearch feature, or click-based advertising revenue, and therefore has been dilutive to our overall financial results to date, however, we believe that that the improved user experience will ultimately drive more value for our partners and increase monetization on our platform.  In addition, our instant booking revenue recorded under the consumption model is recognized at the time the traveler consumes, or completes, the stay. Comparatively, revenue generated from our metasearch feature, or click-based advertising revenue, is recorded when a traveler makes the click-through to the travel partners’ websites, even if the traveler does not book during that search.  Based on our internal data, we estimate the average time between a user booking a stay to consuming a stay is approximately three to five weeks, and is subject to seasonal variations. In future periods, greater contribution from our instant booking consumption model to TripAdvisor-branded click-based and transaction revenue could result in additional revenue recognized at the time of a consumed stay and therefore a shift in the timing of our revenue recognition.

Evolution of the End to End Travel Experience.  We believe our role in the overall travel experience continues to grow in importance in the travel industry, as we emphasize to travelers that we are the place to come plan, compare prices and book their trip.  Our websites globally reached 390 million average monthly unique visitors during the three months ended September 30, 2016, according to our internal log files. With 435 million reviews and opinions on 6.8 million places to stay, places to eat and things to do – including 1,050,000 hotels and accommodations and 830,000 vacation rentals, 4.2 million restaurants and 730,000 attractions in 175,000 destinations throughout the world - we believe we have the best content in the travel industry for research and travel planning decision-making. When combined with our hotel metasearch capabilities to compare and find the best prices; our instant booking feature, allowing users to book their hotels on all devices directly on our website; and, subsequent to their trip, the ability to submit a traveler review, TripAdvisor provides an end to end travel experience.

Growth in Mobile Phone and Other Handheld Devices. To access the internet, users are increasingly using devices other than desktop computers, including mobile phones and handheld computers such as notebooks and tablets. To address these growing user demands, we continue to extend our platform to develop mobile phone and tablet applications to deliver travel information and resources. Although the substantial majority of our mobile phone users also access and engage with our websites on personal computers and tablets where we offer display advertising, our users could decide to access our products primarily through mobile phone devices. We offer display graphic advertising on mobile phones; however, our mobile phone monetization strategies are still developing.  At present, mobile phone monetization is significantly less than desktop and tablet monetization. Mobile phone growth and development remains a key strategy and we will continue to invest and innovate in this growing platform to help us maintain and grow our user base, engagement and monetization over the long term.

Segments

Our reporting structure includes two reportable segments: Hotel and Non-Hotel. Our Non-Hotel reportable segment consists of three operating segments, which includes our Attractions, Restaurants and Vacation Rentals businesses.  The segments are determined based on how the chief operating decision maker regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources.  The chief operating decision maker for the Company is our Chief Executive Officer. For further description of our segments see Item 1 “Business”, in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Note 12:  Segment Information” in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Employees

As of September 30, 2016, we had 3,400 employees. Of these employees, approximately 51% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

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

Other than noted under “Recently Adopted Accounting Pronouncements” below, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

New and Recently Adopted Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In October 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued new accounting guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new guidance specifically addresses the following cash flow topics in an effort to reduce diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective approach or a modified retrospective approach, which requires the initial cumulative effect to be recognized at the date of initial application.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted for fiscal years beginning after December 15, 2016.  We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued new accounting guidance on stock compensation, or ASU 2016-09, which changes how companies account for certain aspects of stock-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The new guidance permits recognizing the impact of forfeitures on stock-based compensation as they occur or to recognize stock-based compensation expense net of expected forfeitures, requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the consolidated statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statement of cash flows.

We elected to early adopt the new guidance in the third quarter of 2016, which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits and tax deficiencies in our provision for income taxes rather than additional paid-in capital for all periods in 2016. There was no impact to our provision for income taxes as previously reported for 2015. Additionally, our consolidated statement of cash flows now present excess tax benefits as an operating activity on a retrospective basis. As a result of the retrospective implementation of this guidance, the impact on the statement of cash flows for the nine months ended September 30, 2015 was an increase of $32 million in cash flows from operating activities with an offsetting reduction in cash flows from financing activities. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $1 million reduction to retained earnings as of January 1, 2016.

Adoption of the new guidance resulted in the recognition of net excess tax expense and benefit in our provision for income taxes rather than additional paid-in capital. As a result, we recorded $1 million of income tax expense and $2 million of income tax benefit for the three and nine months ended September 30, 2016, respectively, and impacted our previously reported quarterly results for the three months ended March 31, 2016 and June 30, 2016, as follows:

	Three months ended March 31, 2016
	As Reported	As Adjusted (1)(2)
	(in millions, except per share data)
Consolidated Statement of Operations:

Operating income	$42	$42
Provision for income taxes	(11)	(9)
Net income	27	29
Basic EPS	$0.19	$0.20
Diluted EPS	$0.18	$0.20

Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$120	$124
Net cash used in financing activities	$(94)	$(98)

	Three months ended June 30, 2016
	As Reported	As Adjusted (1)
	(in millions, except per share data)
Consolidated Statement of Operations:

Operating income	$48	$47
Provision for income taxes	(11)	(10)
Net income	34	34
Basic EPS	$0.23	$0.23
Diluted EPS	$0.23	$0.23

	Six months ended June 30, 2016
	As Reported	As Adjusted (2)
	(in millions)
Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$357	$363
Net cash used in financing activities	$(123)	$(129)

(1)

The election to account for forfeitures as they occur did not have a material impact for the three months ended March 31, 2016 and resulted in an increase to stock-based compensation expense of approximately $1 million for the three months ended June 30, 2016.

(2)

Includes the reclassification of cash flows related to excess tax benefits from financing activities to operating activities of $4 million and $2 million for the three months ending March 31, 2016 and June 30, 2016, respectively.

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

Results of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Revenue	$421	$415	1%	$1,164	$1,183	(2)%

Costs and expenses:
Cost of revenue	19	16	19%	55	46	20%
Selling and marketing	210	197	7%	584	546	7%
Technology and content	62	54	15%	185	152	22%
General and administrative	38	37	3%	110	114	(4)%
Depreciation	18	13	38%	51	42	21%
Amortization of intangible assets	8	10	(20)%	23	26	(12)%
Total costs and expenses:	355	327	9%	1,008	926	9%
Operating income	66	88	(25)%	156	257	(39)%
Other income (expense):
Interest expense	(3)	(3)	-%	(10)	(7)	43%
Interest income and other, net	-	13	(100)%	-	15	(100)%
Total other income (expense), net	(3)	10	(130)%	(10)	8	(225)%
Income before income taxes	63	98	(36)%	146	265	(45)%
Provision for income taxes	(8)	(24)	(67)%	(27)	(70)	(61)%
Net income	$55	$74	(26)%	$119	$195	(39)%

Other Financial Data:
Adjusted EBITDA (1)	$114	$130	(12)%	$294	$379	(22)%

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Revenue by Segment:	(in millions)			(in millions)
Hotel	$320	$340	(6)%	$939	$1,003	(6%)
Non-Hotel	101	75	35%	225	180	25%
Total revenue	$421	$415	1%	$1,164	$1,183	(2%)
Adjusted EBITDA by Segment (1):
Hotel	$99	$121	(18)%	$309	$377	(18%)
Non-Hotel	$15	$9	67%	$(15)	$2	(850%)
Adjusted EBITDA Margin by Segment (2):
Hotel	31%	36%		33%	38%
Non-Hotel	15%	12%		(7)%	1%

(1)

Included in Adjusted EBITDA by Segment is a general and administrative expense allocation for each segment, which is based on the segment’s percentage of our total personnel costs. See “Note 12: Segment Information,” in the notes to our unaudited condensed consolidated financial statements for more information.

(2)	We define “Adjusted EBITDA by Segment margin”, as Adjusted EBITDA by segment divided by revenue by segment.

Hotel Segment

Our Hotel segment revenue decreased by $20 million and $64 million during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, primarily due to a $22 million and $87 million decrease in TripAdvisor-branded click-based and transaction revenue, which is primarily due to a decline in revenue per hotel shopper of 12% and 18% during both the three and nine months ended September 30, 2016, respectively, partially offset by growth of $1 million and $13 million in TripAdvisor-branded display-based advertising and subscription revenue, and $1 million and $10 million in other hotel revenue, during the three and nine months ended September 30, 2016, respectively, all of which are discussed below.

Adjusted EBITDA in our Hotel segment decreased $22 million and $68 million during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, primarily due to a decrease in Hotel segment revenue and increased personnel and overhead costs as well as online traffic acquisition costs, partially offset by lower television advertising costs due to the cessation of our television advertising campaign in 2016. Our Hotel segment Adjusted EBITDA margin declined during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, primarily due to an overall decrease in Hotel segment revenue, and to a lesser extent increased investment levels to support future growth.

The following is a detailed discussion of the revenue sources within our Hotel segment:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Hotel:
TripAdvisor-branded click-based and transaction	$206	$228	(10%)	$596	$683	(13%)
TripAdvisor-branded display-based advertising and subscription	73	72	1%	214	201	6%
Other hotel revenue	41	40	3%	129	119	8%
Total Hotel revenue	$320	$340	(6%)	$939	$1,003	(6%)

TripAdvisor-branded Click-based and Transaction Revenue

TripAdvisor-branded click-based and transaction revenue includes click-based advertising revenue (or revenue derived from our metasearch auction) from our TripAdvisor-branded websites and revenue from our transaction-based hotel instant booking feature. For the three and nine months ended September 30, 2016, 64% and 63%, respectively, of our total Hotel segment revenue was derived from our TripAdvisor-branded click-based and transaction revenue.  For the three and nine months ended September 30, 2015, 67% and 68%, respectively, of our total Hotel segment revenue was derived from our TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue decreased $22 million and $87 million during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, primarily due to a decline of 12% and 18%, respectively, in revenue per hotel shopper during the three and nine months ended September 30, 2016, which is explained in further detail below.

Our largest source of Hotel segment revenue is click-based advertising revenue from our TripAdvisor-branded websites, which includes links to our partners’ sites and contextually-relevant branded and related text links. Our click-based advertising partners are predominantly OTAs, and direct suppliers in the hotel, airline and cruise product categories. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from advertisers based on the number of users who click on each type of link, or in other words a conversion of a hotel shopper to a paid click. CPC is the effective price that partners are willing to pay for a hotel shopper lead, and is determined in a competitive process that allows our partners to use our proprietary, automated bidding system to submit CPC bids to have their rates and availability listed on our site.  This process is called our metasearch auction. When a partner submits a CPC bid, they are agreeing to pay the amount of that bid each time a user subsequently clicks on the uniform resource locator, or URL link, to the partner’s website. Bids can be submitted periodically – as often as daily– on a property-by-property basis. The size of the bid relative to other bids received is the primary factor used to determine the placement of partner links on our site, including on hotel comparison search results and on property detail pages. CPCs are generally lower in international markets than in the U.S. market, and, in addition, hotel shoppers visiting via mobile phones generally monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet.

Our transaction revenue is comprised of revenue from our hotel instant booking feature, which allows the merchant of record, generally an OTA or hotel partner, to pay a commission to TripAdvisor for a user that completes a hotel reservation on our website.  Instant booking revenue is currently recognized under two different models: the transaction model and the consumption model. Our transaction model commission revenue is recorded at the time a traveler books a hotel reservation on our site with one of our transaction partners. Our transaction partners are liable for commission payments to us upon booking and the partner assumes the cancellation risk.  When a traveler makes a hotel reservation on our site with one of our consumption partners, revenue is not recorded until the traveler completes the stay as our consumption partners are liable for commission payment only upon the completion of stay by the traveler.  OTA and hotel partner placement, as well as comparative hotel prices available to the traveler in the booking process under both models, are determined by a bidding process within our proprietary automated bidding system, based on a number of variables including commission rates, depending on the specific hotel selected. Instant booking commissions are primarily a function of average gross booking value generated from hotel reservations, cancellations rates experienced, and commission rates negotiated with each of our partners.

The key drivers of TripAdvisor-branded click-based and transaction revenue include the growth in average monthly unique hotel shoppers and particularly revenue per hotel shopper, which measures how effectively we convert our hotel shoppers into revenue. We measure performance by calculating revenue per hotel shopper on an aggregate basis, dividing total TripAdvisor-branded click-based and transaction revenue by total average monthly unique hotel shoppers on TripAdvisor-branded websites for the periods presented.

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

Our aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites increased 3% and 5% during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, according to our log files.  The increase in hotel shoppers for the three and nine months ended September 30, 2016, respectively, was primarily due to growth in our online marketing channels as well as the general trend of an increasing number of hotel shoppers visiting our websites on mobile phones, which more than offset headwinds experienced in hotel shopper growth on desktop devices during these periods.  While increasing the absolute number of hotel shoppers on our sites remains a top strategic priority, our ability to grow through paid traffic channels has been negatively impacted by lower revenue per hotel shopper.

The below table summarizes our revenue per hotel shopper calculation and growth rate, in aggregate, for the periods presented:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Revenue per hotel shopper:
TripAdvisor-branded click-based and transaction revenue	$206	$228	(10%)	$596	$683	(13%)
Divided by: Total average monthly unique hotel shoppers for the quarter	458	443	3%	1,286	1,223	5%
	$0.45	$0.51	(12%)	$0.46	$0.56	(18%)

Our overall revenue per hotel shopper decreased 12% and 18%, respectively, during the three and nine months ended September 30, 2016 when compared to the same periods in 2015, according to our log files.  We believe the primary drivers of this decrease are a result of our global launch of our hotel instant booking feature, challenging metasearch comparatives for the same periods in 2015, a greater percentage of hotel shoppers visiting TripAdvisor websites via mobile phones, which monetize at a significantly lower rate than hotel shoppers that visit TripAdvisor websites via desktop or tablet, and competitive and other travel market dynamics.

TripAdvisor-branded Display-based Advertising and Subscription Revenue

For both the three and nine months ended September 30, 2016, 23% of our Hotel segment revenue was derived from our TripAdvisor-branded display based advertising and subscription revenue, which consists of revenue from display-based advertising, subscription-based hotel advertising revenue (or Business Listings), as well as content licensing with third party websites. For the three and nine months ended September 30, 2015, 21% and 20%, respectively, of our Hotel segment revenue was derived from our TripAdvisor-branded display based advertising and subscription revenue.

Our TripAdvisor-branded display-based advertising and subscription revenue increased by $1 million or 1%, and $13 million or 6%, during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015. The increase in display-based advertising revenue was primarily due to an increase in pricing, while the increase in subscription revenue was a result of both increased pricing and sales productivity.

Other Hotel Revenue

For the three and nine months ended September 30, 2016, 13% and 14%, respectively, of our Hotel segment revenue was derived from other hotel revenues. For both the three and nine months ended September 30, 2015, 12% of our Hotel segment revenue was derived from other hotel revenues. Our other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, including click-based advertising revenue, display-based advertising revenue and room reservations sold through these websites.  Our other hotel revenue increased by $1 million and $10 million during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015.

Non-Hotel Segment

Our Non-Hotel segment revenue increased by $26 million or 35%, and $45 million or 25% during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, primarily driven by increased bookings in 2016 across all businesses.

Our Attractions business has benefitted in 2016 from an increase in supply of attraction listings and attraction partners, continued growth in our user base globally, and enhanced user experience from the introduction of new features, such as attractions on instant booking for mobile, which enables users to purchase tickets and tours seamlessly without leaving the mobile app. These factors are all contributing to more consumer choice, increased conversion, and continued revenue growth due to increased bookings.  In our Restaurants business, we saw growth in our restaurant listings of 40% during the nine months ended September 30, 2016, when compared to the same period in 2015, and continued revenue growth due to increased bookings in our more established markets, and additionally from expansion into new markets.  In our Vacation Rentals business we continued to see an increase in property listings, as well as increased revenue during the three and nine months ended September 30, 2016, when compared to the same periods in 2015, primarily due to increased revenue recognized at time of stay in our third quarter seasonal peak, due to the continued shift to our free-to-list model, and increased bookings during the year.

Adjusted EBITDA in our Non-Hotel segment increased $6 million and decreased $17 million during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015.  The increase during the three months ended September 30, 2016, when compared to the same period in 2015, was primarily due to an increase in revenue offset by an increase in personnel and overhead costs of $12 million and online traffic acquisition costs of $5 million. The decrease during the nine months ended September 30, 2016, when compared to the same period in 2015, was primarily due to increased personnel and overhead costs of $37 million, and also increased online traffic acquisition costs of $15 million, which more than offset the increase in revenue.  The Attractions, Restaurant and Vacation Rental businesses are all at the earlier stages of their growth and business life cycle which require early investment to fund growth initiatives, and a contributing factor to this reportable segment operating at a loss.

Revenue by Geography

The following table presents our revenue by geographic region. Revenue by geography is based on the geographic location of our websites.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Revenue by geographic region:
North America (1)	$233	$219	6%	$641	$611	5%
EMEA (2)	136	135	1%	373	382	(2%)
APAC (3)	38	43	(12%)	111	134	(17%)
LATAM (4)	14	18	(22%)	39	56	(30%)
Total	$421	$415	1%	$1,164	$1,183	(2%)
(1)	United States and Canada
(2)	Europe, Middle East and Africa
(3)	Asia-Pacific
(4)	Latin America

Revenue outside of North America, or international revenue, decreased $8 million, or 4%, and $49 million or 9%, respectively, during the three and nine months ended September 30, 2016, when compared to the same periods in 2015. International revenue represented 45% of total revenue during both the three and nine months ended September 30, 2016, respectively, and represented 47% and 48% of total revenue during the three and nine months ended September 30, 2015, respectively. Our international revenue growth rate decelerated during the three and nine months ended September 30, 2016 when compared to the same periods in 2015, primarily due to the overall decrease in revenue per hotel shopper, which is explained above. Our international revenue also declined as a percentage of total revenue during the three and nine months ended September 30, 2016 when compared to the same periods in 2015. We believe this was largely due to the timing of our instant booking feature rollout in international markets during the first half of this year, and its associated dilutive impact to TripAdvisor-branded click-based and transaction revenue, as compared to the rollout in our U.S market, which took place in the third quarter of 2015, and to a lesser extent the negative impact to total revenue from the fluctuation of foreign exchange rates.  In addition, our international hotel shoppers generally monetize at lower revenue per hotel shopper rates than hotel shoppers in the U.S. market.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Direct costs	$14	$12	17%	$40	$35	14%
Personnel and overhead	5	4	25%	15	11	36%
Total cost of revenue	$19	$16	19%	$55	$46	20%
% of revenue	4.5%	3.9%		4.7%	3.9%

Cost of revenue increased $3 million and $9 million during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, primarily due to increased merchant credit card and transaction fees, and personnel costs from increased headcount needed to support business growth and customer support.

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from search engine marketing, or SEM, and other online traffic acquisition costs, syndication costs and affiliate program commissions, brand advertising, television and other offline advertising, and public relations. In addition, our indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation and bonuses for sales, sales support, customer support and marketing employees.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Direct costs	$159	$152	5%	$430	$413	4%
Personnel and overhead	51	45	13%	154	133	16%
Total selling and marketing	$210	$197	7%	$584	$546	7%
% of revenue	49.9%	47.5%		50.2%	46.2%

Direct selling and marketing costs increased $7 million and $17 million during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, primarily due to increased online traffic acquisition costs and to a lesser extent social media costs, offset by a decrease in costs related to the cessation of our television advertising campaign.  We spent $21 million and $50 million on our television advertising campaign during the three and nine months ended September 30, 2015, respectively, which we did not incur in the three and nine months ended September 30, 2016. Personnel and overhead costs increased $6 million and $21 million during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, primarily due to an increase in headcount needed to support business growth, including international expansion.

Technology and Content

Technology and content expenses consist primarily of personnel and overhead expenses, including salaries and benefits, stock-based compensation and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our websites and mobile apps. Other costs include licensing, maintenance expense, computer supplies, telecom costs, content translation costs, and consulting costs.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Personnel and overhead	$56	$45	24%	$161	$127	27%
Other	6	9	(33%)	24	25	(4%)
Total technology and content	$62	$54	15%	$185	$152	22%
% of revenue	14.7%	13.0%		15.9%	12.8%

Technology and content costs increased $8 million and $33 million during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, primarily due to increased personnel costs, including an increase of $3 million and $10 million, respectively, in stock-based compensation, from increased headcount needed to support business growth, including international expansion and enhanced site features.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs, including personnel engaged in executive leadership, finance, legal, and human resources, including stock-based compensation. General and administrative costs also include professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense, non-income taxes and charitable contributions.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(in millions)			(in millions)
Personnel and overhead	$27	$26	4%	$77	$80	(4%)
Professional service fees and other	11	11	-%	33	34	(3%)
Total general and administrative	$38	$37	3%	$110	$114	(4%)
% of revenue	9.0%	8.9%		9.5%	9.6%

General and administrative costs increased $1 million and decreased $4 million during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015.  Personnel and overhead costs increased $1 million and decreased $3 million during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015.  Professional service fees and other were flat during the three months ended September 30, 2016 and decreased by $1 million during the nine months ended September 30, 2016, when compared to the same period in 2015, partially due to a decrease in consulting costs and charitable foundation costs, primarily offset by an increase in non-income taxes and bad debt expense.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, our corporate headquarters building and amortization of capitalized software and website development costs.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Depreciation	$18	$13	$51	$42
% of revenue	4.3%	3.1%	4.4%	3.6%

Depreciation expense increased $5 million during the three months ended September 30, 2016, when compared to the same period in 2015, primarily due to increased amortization related to capitalized software and website development costs.  Depreciation expense increased $9 million during the nine months ended September 30, 2016, when compared to the same period in 2015 primarily due to increased amortization related to capitalized software and website development costs, and $2 million of depreciation on our corporate headquarters building during the first six months of 2016, which we did not incur in the same period in 2015.

Amortization of Intangible Assets

Amortization consists of the amortization of purchased definite-lived intangibles.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Amortization of intangible assets	$8	$10	$23	$26
% of revenue	1.9%	2.4%	2.0%	2.2%

Amortization related to purchased definite lived intangibles from recent business acquisitions was more than offset by the completion of amortization related to certain intangible assets from prior years during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2011 Credit Facility, 2015 Credit Facility, 2016 Credit Facility, and Chinese Credit Facilities, as well as interest on our financing obligation related to our corporate headquarters.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Interest expense	$(3)	$(3)	$(10)	$(7)

Interest expense remained flat during the three months ended September 30, 2016, when compared to the same period in 2015.  Interest expense increased $3 million during the nine months ended September 30, 2016, when compared to the same period in 2015, primarily due to interest imputed on our financing obligation related to our corporate headquarters, which we did not incur in the first six months of 2015.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned and amortization of discounts and premiums on our marketable securities, net foreign exchange gains and losses, and gains and losses on sales of our marketable securities and sale of businesses.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Interest income and other, net	$-	$13	$-	$15

Interest income and other, net decreased $13 million and $15 million during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, primarily due to a $17 million gain from sale of business of one of our Chinese subsidiaries in the third quarter of 2015 that did not reoccur in 2016 and, to a lesser extent, the fluctuation of foreign exchange rates and settlements of our forward contracts.  Refer to “Note 14: Interest income and other, net” in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Provision for income taxes	$8	$24	$27	$70
Effective tax rate	12.7%	24.5%	18.5%	26.4%

For the three and nine months ended September 30, 2016, respectively, the effective tax rate is lower than the federal statutory tax rate primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower, increased research and development tax credits, and the recognition of excess tax benefits related to stock-based payments resulting from the adoption of ASU 2016-09 as of January 1, 2016, as described in “Note 2: Significant Accounting Policies.” These drivers also caused a decrease in the effective tax rate for the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015.

Related Party Transactions

For information on our relationship with Liberty TripAdvisor Holdings, Inc., refer to “Note 13:  Related Party Transactions” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.   We had no related party transactions with LTRIP during the three and nine months ended September 30, 2016 and 2015, respectively.

Stock-Based Compensation

Refer to “Note 4:  Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 1,050,842 service-based stock options with a weighted average grant-date fair value per option of $22.95, and 1,886,536 service-based RSUs with a weighted average grant-date fair value of $63.96 during the nine months ended September 30, 2016.

Liquidity and Capital Resources

The following section explains how we have generated and used our cash during the nine months period ended September 30, 2016, and as compared to the same period in 2015, describes our current capital resources and discusses our future financial commitments.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
	2016	2015
	(in millions)
Net cash provided by (used in):
Operating activities	$277	$339
Investing activities	(141)	(126)
Financing activities	(133)	(93)

Our principal source of liquidity is cash flow generated from operations, although liquidity needs can also be met through drawdowns under our 2015 Credit Facility, 2016 Credit Facility and Chinese Credit Facilities. As of September 30, 2016 and December 31, 2015, we had $756 million and $698 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of September 30, 2016, approximately $607 million of our cash, cash equivalents, and short and long-term marketable securities are held by our international subsidiaries, primarily in the United Kingdom. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $860 million as of September 30, 2016. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. The majority of cash on hand is denominated in U.S. dollars.

As of September 30, 2016, we had outstanding borrowings of $20 million in long-term debt and approximately $978 million of borrowing capacity available under our 2015 Credit Facility, which we are currently borrowing under a one-month interest period at 1.8% per annum, which will reset periodically. In addition, we had outstanding borrowings of $73 million in short-term debt and no additional borrowing capacity available under our new 2016 Credit Facility, which we are currently borrowing under a one-month interest period at 1.7% per annum, which will reset periodically.  The Company entered into the 2016 Credit Facility during the three months ended September 30, 2016, which provides for a $73 million unsecured revolving credit facility with no specific expiration date.  We borrowed $73 million from this uncommitted credit facility in September 2016. These funds were used towards general working capital needs of the Company, primarily for partial repayment of our long term debt, and the liability is recorded in short-term liabilities on our unaudited condensed consolidated balance sheet as of September 30, 2016.  The 2016 Credit Facility is available at the Lender’s absolute discretion and can be canceled at any time. Repayment terms for borrowings under the 2016 Credit Facility are generally one to six month periods and bear interest at LIBOR plus 112.5 basis points.  The Company may borrow from the 2016 Credit Facility in U.S dollars only and we may voluntarily repay any outstanding borrowing at any time without premium or penalty.  Finally, as of September 30, 2016, we had current borrowings of $3 million and approximately $38 million of available borrowing capacity under our Chinese Credit Facilities, which currently bear interest at a rate based on 100% of the People’s Bank of China’s base rate, or 4.35%. For further discussion on our credit facilities refer to “Note 7:  Debt” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Historically, the cash we generate from operations has been sufficient to fund our working capital requirements, capital expenditures and to meet our long term debt obligations and other financial commitments. Management believes that our cash, cash equivalents and available-for-sale marketable securities, combined with expected cash flows generated by operating activities and available cash from our credit facilities, will be sufficient to fund our ongoing working capital requirements, capital expenditures and business growth initiatives; meet our short and long term debt obligations and other financial commitments; and fund any potential share repurchases and acquisitions for at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital, including refinancing or incurring additional debt, when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business growth initiatives, either of which could have a material adverse effect on our future financial condition or results of operations.

Operating Activities

For the nine months ended September 30, 2016, net cash provided by operating activities decreased by $62 million, or 18%, when compared to the same period in 2015, primarily due to a decrease in net income of $76 million, partially offset by a gain on sale of business of $17 million in 2015 that did not reoccur in 2016.

Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities increased by $15 million when compared to the same period in 2015, primarily due to a net increase in cash used in the purchases, sales and maturities of our marketable securities of $35 million and net proceeds from the sale of one of our Chinese subsidiaries of $22 million in 2015 which did not reoccur in 2016, offset by a decrease in capital expenditures of $36 million, primarily related to the completion of our corporate headquarters building in 2015, and a decrease in cash paid for business acquisitions of $6 million, net of cash acquired.

Financing Activities

For the nine months ended September 30, 2016, net cash used in financing activities increased by $40 million when compared to the same period in 2015, primarily due to net repayments of our outstanding borrowings under our 2015 Credit Facility of $180 million in 2016, payments of $21 million for common stock share repurchases under our authorized share repurchase program in 2016, and $12 million in lease incentive payments received related to our new corporate headquarters in 2015 that did not reoccur in 2016, offset by net new borrowings on our 2016 Credit Facility of $73 million, repayment of our Term Loan of $300 million and net borrowings on our 2015 Credit Facility of $287 million in 2015, incremental repayments of our outstanding borrowings related to our Chinese Credit Facility of $41 million in 2015, a decrease in tax withholding payments of $53 million in 2016 primarily related to a decrease in the number of stock options exercised and lower average stock price in 2016.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments other than our 2016 Credit Facility, as noted above, since December 31, 2015.  Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2015.

As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Additionally, we earn an increasing portion of our income, and accumulate a greater portion of cash flows, in foreign jurisdictions which we consider indefinitely reinvested. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on our U.S. tax expense and cash flows.  See “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on potential contingencies surrounding income taxes.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Net income	$55	$74	$119	$195
Provision for income taxes	8	24	27	70
Other expense (income), net	3	(10)	10	(8)
Other non-recurring expenses	-	-	-	2
Stock-based compensation	22	19	64	52
Amortization of intangible assets	8	10	23	26
Depreciation	18	13	51	42
Adjusted EBITDA	$114	$130	$294	$379

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

There has been no material change in our market risk profile during the three months ended September 30, 2016.  For additional information, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

As of September 30, 2016, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenue from the sale of advertising.  We enter into master advertising contracts with our advertising partners, however, these agreements are generally limited to matters such as privacy and compliance, payment terms, termination and indemnities and most contracts can be terminated by our partners at will or on short notice.  Our ability to grow advertising revenue with our existing or new advertising partners is dependent in large part on our ability to generate revenue for them. Advertisers will not continue to do business with us if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis. If we are unable to provide value to our advertising partners, they will likely stop placing ads on our websites, which would harm our revenues and business. We cannot guarantee that our current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with us.

Click-based advertising accounts for the majority of our advertising revenue. Any changes we make to our business model may impact our advertising revenue in ways that we do not expect. In addition, if new, more effective advertising models were to emerge, there can be no assurance that we will be able to offer these models or offer them in an effective manner.

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

We derive a substantial portion of our revenue from a relatively small number of partners and rely significantly on these relationships. For example, for the year ended December 31, 2015, our two most significant advertising partners, Expedia and Priceline (and their subsidiaries), accounted for a combined 46% of total revenue. While we enter into contracts with our partners, the terms of these agreements generally address matters such as privacy and compliance, payment terms, termination and indemnities and most of these contracts can be terminated by our partners at will or on short notice.  If any of our significant partners were to cease or significantly curtail their business with us, we could experience a rapid decline in our revenue over a relatively short period of time which would have a material impact on our business.

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

Failure to effectively optimize results from our instant booking feature could have a negative impact on our business and financial performance.

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

We continue to work to close the monetization gap between instant book and our metasearch feature, primarily by streamlining our booking path to optimize user experience, seeking partners with strong branding and supply channels in order to try and achieve higher conversion rates and revenue per hotel shopper, persistently promoting the TripAdvisor brand as the place to plan a trip, compare prices, and book travel and develop additional opportunities to engage with our users.  However, there is no guarantee that these initiatives will ultimately be successful.  If these initiatives are not successful, and we fail to effectively optimize the results of this feature, our revenue may be materially adversely affected.

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

Our instant booking feature may subject us to additional and ongoing operational risks.

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
•

In our restaurant reservation and attractions business, we face competition from certain companies like OpenTable (a subsidiary of Priceline), SeatMe (which is owned by Yelp) and Table8 (which was launched by Amazon) as well as other regional players operating in various parts of the world.

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

We currently have outstanding approximately $20 million in long-term debt and approximately $978 million of available borrowing capacity on our revolving credit facility.  Risks relating to our indebtedness include:

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

For the nine months ended September 30, 2016, the average daily trading volume of our common stock on NASDAQ was approximately 2.1 million shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of the common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If LTRIP or some other stockholder sells substantial amounts of our common stock in the public market, or if there is a perception in the public market that LTRIP might sell shares of our common stock, the market price of our common stock could decrease significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2016, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

During the three months ended September 30, 2016, we repurchased 142,262 shares of outstanding common stock under the share repurchase program at an average price of $59.94 per share.  Below is a summary of our common stock repurchases during the third quarter of 2016, the average price paid as well as the dollar value of shares that may still be purchased as of September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	—	—	—	$92,334,719
August 1 to August 31	—	—	—	$92,334,719
September 1 to September 30	142,262	$59.94	142,262	$83,808,163
Total	142,262		142,262

(1)	These amounts include fees and commissions associated with the share repurchase.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1*	Amended and Restated 2011 Stock and Annual Incentive Plan	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

November 8, 2016