Form 10-K
period 2016-12-31
TripAdvisor, Inc.
filed 2017-02-17
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,344,191,894 based on the closing price on The NASDAQ Global Select Market on such date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at February 10, 2017
Common Stock, $0.001 par value per share	131,359,879 shares
Class B Common Stock, $0.001 par value per share	12,799,999 shares

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2016. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

ii

We refer to TripAdvisor, Inc. and our wholly-owned subsidiaries as “TripAdvisor,” “the Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The following words, when used, are intended to identify forward-looking statements:  “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result” “should,” “will,” and similar expressions which do not relate solely to historical matters.  We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements are more fully described in Part I. Item 1A. "Risk Factors".  Moreover, we operate in a rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. TripAdvisor, our flagship brand, is the world’s largest travel site, and its mission is to help people around the world plan, book and experience the perfect trip. We accomplish this by, among other things, aggregating millions of travelers’ reviews and opinions about destinations, accommodations, activities and attractions, and restaurants worldwide, thereby creating the foundation for a unique platform that enables users to research and plan their travel experiences. Our platform also enables users to compare real-time pricing and availability for these experiences as well as to book hotels, flights, cruises, vacation rentals, tours, activities and attractions, and restaurants, on either a TripAdvisor site or app, or a travel partner site or app.

Our TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide. Our TripAdvisor-branded websites reached nearly 390 million average monthly unique visitors in our seasonal peak during the year ended December 31, 2016, according to our internal log files.  We currently feature approximately 465 million reviews and opinions on 7 million places to stay, places to eat and things to do – including 1,060,000 hotels and accommodations and 835,000 vacation rentals, 4.3 million restaurants and 760,000 activities and attractions worldwide.

In addition to the flagship TripAdvisor brand, we manage and operate the following 23 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry: www.airfarewatchdog.com, www.bookingbuddy.com, www.citymaps.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.independenttraveler.com, www.jetsetter.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, www.dimmi.com.au, and www.en.couverts.nl), www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.tripbod.com, www.vacationhomerentals.com, and www.viator.com.

Our Business Model

Our platforms connect users wishing to plan and book the best travel experiences with providers of travel accommodations and travel services worldwide. We manage our business in two reportable segments: Hotel and Non-Hotel. We derive the majority of our revenue from our Hotel segment.

Our Hotel business accounted for 80%, 85%, and 91%, of our Company’s consolidated revenue in the years ended December 31, 2016, 2015 and 2014, respectively, and includes the following revenue sources:

•

Click-Based advertising and transaction revenue. Our largest source of Hotel segment revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our partners’ sites. Our click-based advertising partners are predominantly online travel agencies, or OTAs, and direct suppliers in the hotel product category. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from advertisers determined by the number of users who click on a link multiplied by the price that partner is willing to pay for that click, or hotel shopper lead. CPC rates are determined in a dynamic, competitive auction process that enables our partners to use our proprietary, automated bidding system to submit CPC bids to have their hotel rates and availability listed on our site. Transaction revenue is generated from our instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission to TripAdvisor for a user that completes a hotel reservation on our website.

•

Display-Based and subscription-based advertising revenue. Advertising partners can promote their brands in a contextually-relevant manner through a variety of display-based advertising placements on our websites. Our display-based advertising clients are predominately direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. We also accept display advertising from OTAs and attractions, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or “CPM” basis. Subscription-based advertising is offered to hotels, B&Bs and other specialty lodging properties. This advertising product is sold for a flat fee and enables subscribers to list, for a contracted period of time, a website URL, email address and phone number on our TripAdvisor-branded websites, as well as to post special offers for travelers.

•

Other hotel revenue. Our other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as smartertravel.com, independenttraveler.com, and bookingbuddy.com, which includes click-based advertising revenue, display-based advertising revenue, hotel room reservations sold through these websites, and advertising revenue from making cruise reservations available for price comparison and booking.

A significant percentage of our users are not hotel shoppers and visit TripAdvisor sites without navigating to pages that contain a listing of hotels in a particular city or a specific hotel’s page. These users contribute to our Non-Hotel segment revenue, which accounted for 20%, 15%, and 9% of our consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively, and consists of the following businesses, or operating segments:

•

Attractions. We provide information and services for users to research and book activities and attractions in popular travel destinations through our dedicated attractions business, Viator. We generate revenue by charging the operators a commission for each transaction we facilitate through our online reservation systems. In addition to its consumer-direct business, Viator also powers activity and attractions booking capabilities to its affiliate partners, including some of the world’s top airlines, hotel chains and online and offline travel agencies. Viator’s bookable inventory is available on www.viator.com as well as on TripAdvisor-branded websites and mobile applications.

•

Restaurants. Through our restaurant reservations business The Fork we provide information and services for users to research and book restaurants. The Fork is an online restaurant booking platform operating on a number of sites (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, www.dimmi.com.au, and www.en.couverts.nl), with a network of restaurant partners primarily across Europe and Australia. The Fork generates revenue by charging our restaurant partners a fee for each restaurant guest, or seated diner, that we facilitate through our online reservation systems. The Fork also provides flexible online booking and a premium data and analytics tool, for which the restaurant owner pays a subscription fee. The Fork’s bookable inventory is also available on TripAdvisor-branded websites and mobile applications.

•

Vacation Rentals. We provide information and services for users to research and book vacation and short-term rental properties, including full home rentals, condominiums, villas, beach rentals, cabins and cottages. The vacation rentals business generates revenue by offering individual property owners and property managers, the ability to list their properties on our websites and mobile applications through a free-to-list, commission-based option, and to a lesser extent, an annual subscription-based fee structure. These properties are listed on a number of platforms, including www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, as well as on our TripAdvisor-branded websites.

Our Growth Strategy

We leverage significant investments in technology, operations, brand-building, and relationships with advertisers and other partners to expand our business and enhance our global competitive position. We continue to focus on the following areas to grow our business:

•

Delivering a Great User Experience. In 2016, in addition to completing the global instant booking rollout to all users on all devices worldwide, we also made it easier for users to find the best room prices on our site, whether offered through hotel metasearch or instant booking. We believe our continued progress in creating end-to-end travel solutions on our platform will result in better user experiences, and ultimately drive higher conversion to transactions for our partners and higher revenue per hotel shopper for our hotel business. Our innovative culture supports bringing product enhancements to market at speed. In doing so, we believe that we can continue to improve the user experience and engagement by growing, among other things, high-quality content, best room price availability on hotel listings, in-destination bookable supply, and real-time email and push notifications, thereby also enhancing our competitive positioning.

•

Increasing Traffic to Our Platform. We seek to amplify our global brand and products through various online and offline performance-based marketing channels in order to increase the number of users who navigate to our site either directly, also known as domain direct traffic, or from other marketing channels. We have leveraged, at different points in time, a number of offline advertising channels, including permanent branding campaigns such as TripAdvisor-branded travel awards, certificates, stickers and badges and television advertising. We also leverage a number of online advertising channels, including: customer relationship management email campaigns, or “CRM”; social networks; “SEM”, which promotes websites by increasing their visibility in search engine results through paid placements, contextual advertising, and paid inclusions; and retargeting, which targets consumers based on their search behavior. In addition, for sources of user traffic, we rely on search engine optimization, or SEO, which promotes websites with relevant and current content that rank well in “organic,” or unpaid search engine results, as well as referrals from partners whose sites contain links to TripAdvisor content, badges or widgets. In order to continue growing unique visitors to our websites and enhancing the quality of those visits, we intend to invest in, some or all, of the aforementioned channels, as well as any new channels that we may identify in the future.

•

Enhancing Our Mobile Offerings. Innovating and improving our mobile products is a key priority as mobile devices continue to proliferate and consumers increasingly conduct more internet searches and commerce on these devices. During the year ended December 31, 2016, nearly half of our average monthly unique visitors came from mobile phone, growing 29% year-over-year, according to our log files. We anticipate that the growth rate in mobile visitors will continue to exceed the growth rate of our overall monthly unique visitors, resulting in an increased proportion of users continuing to use their mobile devices to access the full range of services available on our websites and applications. We are investing significant resources to improve the features, functionality, engagement, and commercialization of our travel products on our mobile websites and applications.

•

Growing Attractions, Restaurants and Vacation Rentals Businesses. A significant percentage of our users come to our websites for content on 760,000 activities and attractions, 4.3 million restaurants, and 835,000 vacation rentals, and we believe that continuing to build in-destination listings gives us a unique opportunity to delight users in more moments during more trips.  We continue to execute this strategy and increase the stickiness of our products by investing in increasing bookable supply and strengthening our user engagement through our mobile platform.

Our Key Strengths

Our mission is to help people around the world plan, book and experience the perfect trip. In order to achieve this goal and our growth strategies, we leverage our key assets—a loyal travel community, rich user-generated content, end-to-end travel experience, continuous technological innovation and global reach—as follows:

•

Loyal Travel Community. We believe that we have the largest breadth of travel-planning content in the global travel industry and, as a result, travelers gravitate to our websites to research and plan their trips. We view our large, highly engaged and loyal community of travelers as a valuable resource and provide them an interactive platform to share their experiences. After completing their trip, consumers can return to our websites to write reviews to give back to the community that helped them plan their trip. To encourage better experiences for travelers and to create a feedback loop between the hospitality industry and travelers, we engage hospitality management representatives to respond to reviews of their properties on our website. Through this cycle, more content is generated, which further drives community, traffic, loyalty and higher search engine rankings, all of which leads to additional content creation. We believe this sense of community among users and brand loyalty is a key competitive advantage for TripAdvisor.

•

Rich User-Generated Content. To help our users plan their trip, the TripAdvisor platform contains 465 million reviews and opinions as well as 90 million candid traveler photos on 7 million places to stay, places to eat and things to do. This valuable content creation reached 290 contributions per minute in 2016, up approximately 40% from December 31, 2015. In addition, our tools and travel content are available to users around the world in 28 different languages on all devices, including mobile phone, desktop and tablet.

•

End-to-End Travel Experience. TripAdvisor products enable users to research, plan, price compare and book travel in a comprehensive, end-to-end fashion across a portfolio of 1,060,000 hotels, 835,000 vacation rentals, 4.3 million restaurants and 760,000 activities and attractions worldwide. In addition to user-generated content, our websites and applications feature price comparison tools and search functionality with links to partner websites, including travel advertisers, on which users can find and book their travel arrangements at the best prices. We also enable users to book hotels, activities and attractions and restaurant reservations on our site. These capabilities cover all phases of the travel experience, from pre-trip research and booking to in-destination booking to post-trip review submission.

•

Technology and Product. Continuous product testing and speed to market are two of our most important priorities, as they enable us to create a richer user experience. We operate on a regular product release cycle, where releases contain new product features for our websites and mobile applications. Our ongoing commitment to innovation also extends to content syndication and review collection partnerships, as we leverage our technology and content for the benefit of other websites. In addition, we utilize manual and electronic fraud detection in order to maintain the quality and authenticity of user reviews.

•

Global Reach. We are a global company, evidenced both through the reach of our portfolio of branded websites and through our in-market staffing in 24 countries. As of December 31, 2016, we had 1,614 employees based outside of the United States, representing approximately 49% of our employee population.  As of December 31, 2016, we had branded websites in 48 markets outside the United States in 28 languages. We have approximately 1.6 billion review translations, and are committed to continuing to improve the in-country user experience and the local content coverage for all of our points-of-sale. We believe that the universally-relevant content and community of our core TripAdvisor platform and our other brands uniquely position us to appeal to travelers throughout the world.

Our Industry

We operate in the global travel industry, focusing exclusively on online travel activity and the online advertising market.

According to Phocuswright, global travel spending is expected to be greater than $1.3 trillion in 2017, or an increase of 5% over 2016. Recent trends show that, each year, an increasing percentage of global travel spending is conducted online through supplier websites and OTAs. We believe that this trend will continue as online penetration continues to grow, as more consumers around the world gain broadband access to the internet, as smartphone, tablets and other mobile computing devices continue to proliferate, and as travel activity increases along with an expanding middle class in certain countries like China and India.

We believe that the internet will continue to become even more integral to the travel-planning process due to increasing worldwide online penetration, particularly given the capabilities that the internet provides travelers, including the ability to refine searches, compare destinations, read and contribute user-generated content, view real-time pricing and determine availability, complete bookings, and access information while in-destination.

Travel-related advertisers continue to allocate greater percentages of their marketing budgets to online channels, mirroring the trend in consumer media consumption generally. Given the size and growth of the global travel market, as well as a growing percentage of travel transactions taking place online, we believe that travel-related businesses will continue to devote significant marketing dollars to online platforms in order to advertise their travel products and services.

Our Competition

We compete in rapidly evolving and competitive markets. We face competition for content, users, advertisers, online travel search and price comparison services or what is known in the industry as hotel metasearch, and online reservations. In the competition to attract users to our platform, we rely on our ability to acquire traffic through offline brand recognition and brand-direct efforts such as online search, email and television.  These marketing strategies can be impacted by competitive site content, changes to our website architecture and page designs, changes to search engine ranking algorithms, updates in competitor advertising strategies, or changes to display ordering in search engine results such as preferred placement for internal products offered by search engines.

We compete with different types of companies in the various markets and geographies we participate in, including large and small companies in the travel space as well as broader service providers. More specifically:

•

In our Hotel segment, we face competition from OTAs (including Expedia, Inc. and The Priceline Group, Inc. and certain of their respective subsidiaries), hotel metasearch providers (including Trivago, Kayak, Ctrip.com International, Ltd., and HotelsCombined), large online search, social media, and marketplace companies (including Google, Microsoft Bing, Yahoo, Baidu, Facebook, Alibaba, and Amazon), traditional offline travel agencies, and global hotel chains seeking to promote direct bookings.

•

We also face competition in our Non-Hotel segment. Our Attractions business competes with traditional travel agencies, online providers, wholesalers, and individual tour operators. Our Restaurants business competes with other online restaurant reservation services, such as Yelp and OpenTable (a subsidiary of Priceline), and local or regional providers. Our Vacation Rentals business competes with companies focused on alternative lodging and shared accommodations, including Airbnb and HomeAway (a subsidiary of Expedia).

As the industry shifts towards online travel services and the technology supporting it continues to evolve, including platforms such as smartphone and tablet computing devices, we anticipate that the existing competitive landscape will continue to change, new competitors may emerge, and industry consolidation may continue.

Our Commercial Relationships

We have a number of commercial relationships that are important to the success of our business. Although these relationships are memorialized in agreements, many of these agreements are for limited terms or are terminable at will or on short notice. As a result, we work hard to ensure the mutual success of these relationships.

We have commercial relationships with the majority of the world’s leading OTAs as well as a variety of other travel suppliers pursuant to which these companies purchase traveler leads from us, generally on a click-based advertising basis. For the year ended December 31, 2016, our two most significant click-based and transaction advertising partners were Expedia and Priceline, including certain of their respective brands.

Our instant booking feature enables hotel shoppers to book directly with a third-party partner, without leaving our website. To facilitate this user experience, we have entered into contracts with the majority of the world’s top hotel chains, including Accor, Best Western International, Carlson Rezidor, Choice Hotels, Hyatt Hotels, Marriott International, Hilton, and Wyndham Worldwide. We have also partnered with Priceline and Expedia whereby certain of their online travel brands participate in our instant booking feature.  As a result, users are able to book more than 560,000 hotels worldwide, powered by our partners, without leaving the TripAdvisor site or mobile experience.

Marketing and Promotions

Our marketing programs are intended to build and maintain the value of our brands, promote consumer engagement and contributions, drive qualified clicks to our partners and strategically position our brands in the market. Our long-term success depends on our continued ability to maintain and increase the overall number of users flowing through our platform in a cost-effective manner, to engage users throughout the travel planning and booking phases, and to attract consumers who will share their reviews from their trips. We reach consumers across mobile and desktop devices through our online traffic acquisition programs, such as SEM, retargeting and online marketing campaigns, as well as through our offline brand campaigns. We also utilize our CRM channels by sending relevant and engaging communications to our members via email. We have a robust global public relations program that yields placements on a constant basis in major print and online publications. From 2013 to 2015, we invested in television advertising campaigns to promote the TripAdvisor brand as well as to publicize our new price comparison and booking product features. During 2016, we began utilizing promotional campaigns, such as sweepstakes and giveaways, to educate and reward consumers for using our instant booking product. We continue to explore new ways to build brand awareness and growth in both new and existing marketing channels, which may include traditional media and social media channels including Facebook and Twitter to deepen user engagement.

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

We protect our intellectual property by relying on our terms of use, confidentiality procedures and contractual provisions, as well as on international, national, state and common law rights. In addition, we enter into confidentiality and invention assignment agreements with employees and contractors, and confidentiality agreements with other third parties. We protect our brands by pursuing the trademark registration of our core brands, as appropriate, maintaining our trademark portfolio, securing contractual trademark rights protection when appropriate, and relying on common law trademark rights when appropriate. We also register copyrights and domain names as deemed appropriate. Additionally, we protect our trademarks, domain names and copyrights with the use of intellectual property licenses and an enforcement program.

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

United States federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations is often uncertain, particularly in the new and rapidly-evolving industry in which we operate. There are also a number of legislative proposals pending before the United States Congress, various state legislative bodies, and foreign governments concerning data protection, which could affect us.

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

We are subject to laws that require protection of user privacy and user data. In our processing of reservations, we receive and store a large volume of personally identifiable data in the United States, Europe and Asia. This data is increasingly subject to laws and regulations in numerous jurisdictions around the world, including the Commission of the European Union through its Data Protection Directive and variations and implementations of that directive in the member states of the European Union. The enactment, interpretation and application of these laws is in a state of flux, and the interpretation and application of such laws may vary from country to country.

Corporate History, Equity Ownership and Voting Control

TripAdvisor was co-founded in February 2000 by Stephen Kaufer, our current President and Chief Executive Officer. In April 2004, TripAdvisor was acquired by IAC/InterActiveCorp, or IAC. In August 2005, IAC spun-off its portfolio of travel brands, including TripAdvisor, into a separate newly-formed Delaware corporation called Expedia, Inc., or Expedia. On December 20, 2011 Expedia completed a spin-off of TripAdvisor into a separate publicly-traded Delaware corporation. We refer to this second spin-off transaction as the “Spin-Off.” Following the Spin-Off, on December 21, 2011, TripAdvisor began trading on The NASDAQ Global Select Market, or NASDAQ, as an independent public company under the symbol “TRIP.”

On December 11, 2012, Liberty Interactive Corporation, or Liberty, purchased an aggregate of 4,799,848 shares of common stock of TripAdvisor from Barry Diller, our former Chairman of the Board of Directors and Senior Executive, and certain of his affiliates. Following this transaction, Liberty beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock.

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

As a result of these transactions, as of December 31, 2016, LTRIP beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 13.8% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.5% of the outstanding common stock. Because each share of Class B common stock is generally entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56.4% of our voting power.

Financial Information about Segments and Geographic Information

Our reporting structure includes two reportable segments: Hotel and Non-Hotel. Our Non-Hotel reportable segment consists of three operating segments, which includes our Attractions, Restaurants and Vacation Rentals businesses.  The segments are determined based on how the chief operating decision maker regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources. Financial information related to our two reportable segments and geographic information required herein is contained in “Note 17 — Segment and Geographic Information,” in the notes to our consolidated financial statements in Item 8.

For the years ended December 31, 2016, 2015 and 2014, Expedia and Priceline, each accounted for more than 10% of our consolidated revenue and together accounted for 46%, 46% and 46% of our consolidated revenue, respectively.  Nearly all of this concentration of revenue is recorded in our Hotel segment for these reporting periods. As of December 31, 2016 and 2015, Expedia accounted for 12% and 11%, respectively, of our total accounts receivable.

Employees

As of December 31, 2016, we had 3,327 employees. Of these employees, approximately 51% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, expenditures by travel advertisers to market to potential travelers and, therefore, our financial performance, tend to be seasonal as well. As a result, our financial results tend to be seasonally highest in the third quarter of a year, as it is a key period for travel research and trip-taking, compared to the first and fourth quarters which represent seasonal low points. Further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

You should consider carefully the risks described below together with all of the other information included in this Annual Report as they may impact our business, results of operations and/or financial condition. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. If any of the events described in the following risks factors occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

If we are unable to continue to increase visitors to our websites and mobile apps and to cost-effectively convert these visitors into revenue-generating users, our revenue, financial results and business could be harmed.

Our long term success depends on our continued ability to maintain and increase the overall number of visitors flowing through our platforms in a cost effective manner, to engage users throughout the travel planning and booking phases and to attract consumers who will share their reviews from their trips. The primary asset that we use to attract visitors to our websites and convert these visitors into engaged users and bookers is our ability to collect or create, organize and distribute high-quality, commercially valuable content and products that meet users’ specific interests.  Our traffic and user engagement could be adversely affected by a number of factors, including but not limited to increased competition, reduced consumer awareness of our brands, declines or inefficiencies in traffic acquisition, and macroeconomic conditions.  In the past year, certain of our competitors have launched advertising campaigns expressly designed to drive consumer traffic directly to their websites, and these campaigns may negatively impact traffic to our site.  There can be no assurances that we will continue to provide content and products in a cost-effective manner or in a manner that meets rapidly changing consumer demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage users, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to our websites and negatively impact our business and financial performance.

Our dedication to making the user experience our highest priority may cause us to prioritize rapid innovation and user engagement over short-term financial results.

We strive to create the best experience for our users, providing them with the information, research and tools to enable them to plan, book, and experience the perfect trip.  We believe that in doing so we will increase our rates of conversion, revenue per shopper and, ultimately, our financial performance over the long-term.  We have taken actions in the past and may continue to make decisions going forward that have the effect of reducing our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience.  For example, we may introduce changes to existing products or new products that direct users away from formats or use cases where we have a proven means of monetization, e.g. our instant book product.  In addition, our approach of putting users first may negatively impact our relationship with existing or prospective advertisers. These actions and practices could result in a loss of advertisers, which in turn could harm our results of operations.  The short-term reductions in revenue or profitability could be more severe than we anticipate or these decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with users and advertisers, and our business and results of operations could be harmed.

We derive a substantial portion of our revenue from advertising and any significant reduction in spending by advertisers or redirections of advertising spend could harm our business.

We derive a substantial portion of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. We enter into master advertising contracts with our advertising partners, however, these agreements are generally limited to matters such as privacy and compliance, payment terms and conditions, termination and indemnities and most can be terminated by our partners at will or on short notice. Our ability to grow advertising revenue with our existing or new advertising partners is dependent in large part on our ability to generate revenue for them relative to other alternatives. Advertisers will not continue to do business with us if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis. Our ability to provide value to our advertising partners depends on a number of factors, including acceptance of online advertising versus more traditional forms of advertising or more effective models, competitiveness of our products, traffic quality, perception of our platform, availability and accuracy of analytics and measurement solutions to demonstrate our value, and macroeconomic conditions, whether in the advertising industry generally, among specific types of marketers or within particular geographies.  We cannot guarantee that our current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with us.

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

We derive a substantial portion of our revenue from a relatively small number of advertising partners and rely significantly on our relationships. For example, for the year ended December 31, 2016, our two most significant advertising partners, Expedia and Priceline (and their subsidiaries), accounted for a combined 46% of total revenue. While we enter into master advertising contracts with our partners, the terms of these agreements generally address matters such as privacy and compliance, payment terms and conditions, termination and indemnities and most of these contracts can be terminated by our partners at will or on short notice.  If any of our significant advertisers were to cease or significantly curtail advertising on our websites, we could experience a rapid decline in our revenue over a relatively short period of time which would have a material impact on our business.

Changes in internet search engine algorithms and dynamics, or search engine disintermediation, could have a negative impact on traffic for our sites and ultimately, our business and results of operations.

We rely heavily on internet search engines, such as Google, to generate traffic to our websites, principally through the purchase of travel-related keywords as well as through free, or organic, search. Pricing and operating dynamics for these traffic sources can change rapidly, both technically and competitively. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in organic search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our partners, or if competitive dynamics impact the cost or effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected. Furthermore, our failure to successfully manage our SEO and SEM strategies could result in a substantial decrease in traffic to our websites, as well as increased costs if we were to replace free traffic with paid traffic.

In addition, to the extent that Google or other leading search or metasearch engines that have a significant presence in our key markets, disintermediate OTAs or travel content providers, whether by offering their own comprehensive travel planning or shopping capabilities, or by referring leads to suppliers, other favored partners or themselves directly, there could be a material adverse impact on our business and financial performance.  To the extent these actions have a negative effect on search results and traffic to our site, our business and financial performance could be adversely affected.

We also rely on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. In the future, Apple, Google or other marketplace operators may make changes to their marketplaces that make access to our products more difficult. For example, our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces. Similarly, if problems arise in our relationships with providers of application marketplaces, traffic to our site and our user growth could be harmed.

We continue to focus on our “instant booking” feature despite anticipated and unanticipated challenges and risks which could have a negative impact on our business and financial performance.

Instant booking is a feature that enables users to book a hotel reservation directly with a hotel or online travel agency partner while remaining on the TripAdvisor website. We believe that allowing users to book directly online without leaving the TripAdvisor site will result in a better user experience, increased user engagement and, ultimately, additional revenue to the Company. We began rolling out this feature out the U.S. in 2014 and completed the roll out in international markets in 2016.  We are currently focused on (i) improving the shopping experience to drive increased user engagement, better conversion and more bookings, and (ii) continuing to earn users’ trust as their booking site of choice.

There are, however, additional risks associated with this feature.  Currently our instant booking feature is monetizing at a lower revenue per hotel shopper rate compared to our metasearch feature. While we expect to close this monetization gap, primarily by continuing to streamline our booking path to enhance user experience, persistently promoting the TripAdvisor brand as a booking channel and continuing to seek partners with strong branding and supply channels, there is no guarantee that these initiatives will ultimately be successful and, if not, our revenue may be materially adversely affected.  In addition, instant booking revenue recorded under the consumption model is recognized at the time the traveler completes his or her stay. Comparatively, revenue recognized under our metasearch feature is recorded when a traveler makes the click-through to the travel partners’ websites. In future periods, greater contribution of revenue from our instant booking consumption model would result in additional revenue recognized at the time of a consumed stay and thus a shift in the timing of our revenue recognition.

Consumer adoption and use of mobile devices creates new challenges and, if we are unable to operate effectively on mobile devices, our business may be adversely affected.

The number of people who access the internet through mobile devices, such as mobile phones, has increased substantially in the last few years and we anticipate that the rate of use of these devices will continue to grow. The mobile market in general remains a rapidly evolving market.  As new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize.  Advertising opportunities may be more limited on mobile devices.  In addition, given the device sizes and technical limitations of these devices, mobile consumers may not be willing to download multiple apps from multiple companies providing similar service and instead prefer to use one or a limited number of apps for their hotel, restaurant and attractions activity.

To address these growing user demands, we continue to extend our platform to develop and improve upon our mobile applications and monetization strategies. However, currently, we monetize users of mobile phone devices at a significantly lower rate compared to users who access our websites through desktop computers or tablets.  If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and websites optimized for mobile phone devices and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, our future growth and results of operations could be negatively impacted.

Declines or disruptions in the economy in general and travel industry in particular could adversely affect our businesses and financial performance.

Our businesses and financial performance are affected by the health of the global economy generally as well as the travel industry and leisure travel in particular. Sales of travel services tend to decline or grow more slowly during economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel.  The global economy may be adversely impacted by unforeseen events beyond our control including incidents of actual or threatened terrorism, regional hostilities or instability, unusual weather patterns, natural disasters, political instability and health concerns (including epidemics or pandemics), defaults on government debt, significant increases in fuel and energy costs, tax increases and other matters that could reduce discretionary spending, tightening of credit markets and further declines in consumer confidence. Decreased travel expenditures could reduce the demand for our services and have a negative impact on our business, working capital and financial performance.

In addition, the uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (“Brexit”).   Since the referendum, global markets and foreign currency exchange rates have experienced increased volatility, including a sharp decline in the value of the British Pound Sterling relative to the U.S. dollar.  To leave the European Union, the United Kingdom must provide official notice of its decision and negotiate the terms of its exit.  This process could take two years or more.  The effects of Brexit will depend on, among other things, the terms, nature and timetable of the exit and the parties have not yet established these terms, Brexit could adversely affect European and global economic or market conditions and could contribute to instability in global financial markets.  Any of these effects of Brexit, and others we cannot anticipate, may have a negative effect on the travel industry and may adversely affect our business.

We rely on the value of our brands and consumer trust in our brands. If we are not able to protect, maintain and enhance our brands, or if events occur that damage our reputation and brands, our business may be harmed.

We believe that the strength of our brands (particularly the TripAdvisor brand) has contributed significantly to our success and that maintaining and enhancing our brands is critical to expanding our base of users, to creating content and to attracting advertisers. As a result, we invest significantly in brand marketing. We expect these investments to continue, or even increase, as a result of a variety of factors, including relatively high levels of advertising spending from competitors, the increasing costs of supporting multiple brands, expansion into new geographies, products and product positioning where our brands are less well known, inflation in media pricing, and the continued emergence and relative traffic share growth of search engines as destination sites for travelers. Such efforts may not maintain or enhance consumer awareness of our brands and, even if we are successful in our branding efforts, such efforts may not be cost-effective or as efficient as they have been historically. If we are unable to maintain or enhance consumer awareness of our brands or to generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.

Our ability to protect, maintain and enhance our brand also depends largely on our ability to maintain consumer confidence in our products, in the quality and integrity of our content and other information found on our platform.  If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking and may not return to our platform as often in the future, or at all.  In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product changes, competitive pressures, litigation or regulatory activity, could adversely affect our reputation with our users and our advertisers. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.

We operate in an increasingly competitive global environment and our failure to compete effectively could reduce our market share and harm our financial performance.

We compete in rapidly evolving and competitive markets. We face competition for content, users, advertisers, online travel search and price comparison services, or what is known in the industry as hotel metasearch, and online reservations. In the competition to attract users to our platform, we rely on our ability to acquire traffic through offline brand recognition and brand-direct efforts such as online search, email and television.  These marketing strategies can be impacted by competitive site content, changes to our website architecture and page designs, changes to search engine ranking algorithms, updates in competitor advertising strategies, or changes to display ordering in search engine results such as preferred placement for internal products offered by search engines.

We also compete with different types of companies in the various markets and geographies we participate in, including large and small companies in the travel space as well as broader service providers.  More specifically:

•

In our Hotel segment, we face competition from OTAs (including Expedia, Inc. and The Priceline Group Inc. and certain of their respective subsidiaries), hotel metasearch providers (including Trivago, Kayak, Ctrip.com International, Ltd., and HotelsCombined), large online search, social media, and marketplace companies (including Google, Microsoft Bing, Yahoo, Baidu, Facebook, Alibaba, and Amazon), traditional offline travel agencies, and global hotel chains seeking to promote direct bookings.

•

We also face competition from different companies in each of the operating segments in our Non-Hotel segment. Our Attractions business competes with traditional travel agencies, wholesalers, and individual tour operators as well as Airbnb and similar websites that have added other travel services such as tours and activities. Our Restaurants business competes with other online restaurant reservation services, such as Yelp and OpenTable (a subsidiary of Priceline). Our Vacation Rentals business competes with companies focused on alternative lodging and shared accommodations, including Airbnb and HomeAway (a subsidiary of Expedia).

Many of our competitors have significantly greater financial, technical, marketing and other resources compared to us and have expertise in developing online commerce and facilitating internet traffic as well as large client bases. They also have the ability to leverage other aspects of their business to enable them to compete more effectively against us.  In addition, many of our competitors, including online search companies, continue to expand their voice and artificial intelligence capabilities, which may provide them with a competitive advantage in travel.  We cannot assure you that we will be able to compete successfully against our current, emerging and future competitors or on platforms that may emerge, or provide differentiated products and services to our traveler base.

Certain of the companies we do business with, including some of our click-based advertising partners, are also our competitors. The consolidation of our competitors and partners, including Expedia (through its acquisitions of Orbitz, Travelocity, and HomeAway) and Priceline (through its acquisitions of Kayak and OpenTable), may affect our relative competitiveness and our partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites.

As the industry shifts towards online travel services and the technology supporting it continues to evolve, including platforms such as smartphone and tablet computing devices, competition is likely to intensify. Competition in our industry may result in pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and financial performance.

We rely on information technology to operate our business and remain competitive, and any failure to adapt to technological developments or industry trends could harm our businesses.

We depend on the use of sophisticated information technologies and systems for, among other things, website and mobile apps, supplier connectivity, communications, reservations, payment processing, procurement, customer service and fraud prevention.  Our future success depends on our ability to continuously improve and upgrade our systems and infrastructure to meet rapidly evolving consumer trends and demands while at the same time maintaining the reliability and integrity of our systems and infrastructure. We may not be able to maintain or replace our existing systems or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. We may not be successful, or as successful as our competitors, in developing technologies and systems that operate effectively across multiple devices and platforms in a way that is appealing to our users.

In addition, the emergence of alternative platforms such as smartphone and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter our markets due to lower up-front technology costs.

If we do not continue to innovate and provide tools and services that are useful to travelers, we may not remain competitive, and our business and financial performance could suffer.

Our success depends in part on continued innovation to provide features and services that make our platform compelling to travelers. Our competitors are continually developing innovations in online travel-related services and features. As a result, we are continually working to improve our business model and user experience in order to drive user traffic and conversion rates. We can give no assurances that the changes we make will yield the benefits we expect and will not have adverse impacts that we did not anticipate. If we are unable to continue offering innovative products and services and quality features that travelers want to use, existing users may become dissatisfied and use competitors’ offerings and we may be unable to attract additional users, which could adversely affect our business and financial performance.

We are dependent upon the quality of traffic in our network to provide value to online advertisers, and any failure in our quality control could have a material adverse effect on the value of our websites to our advertisers and adversely affect our revenue.

We use technology and processes to monitor the quality of the internet traffic that we deliver to online advertisers and have identified metrics to demonstrate the quality of that traffic. These metrics are used to not only identify the value of advertising on our website but also to identify low quality clicks such as non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic, or traffic that online advertisers deem to be invalid, will be delivered to such online advertisers. As a result, we may be required to credit amounts owed to us by our advertisers. Furthermore, low-quality or invalid traffic may be detrimental to our relationships with advertisers, and could adversely affect our advertising pricing and revenue.

We rely on assumptions and estimates and data to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We believe that certain metrics are key to our business, including unique visitors, hotel shoppers, revenue per hotel shopper, and number of reviews and opinions.  As the industry in which we operate and our business continues to evolve, so too might the metrics by which we evaluate our business.  While the calculation of these metrics is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and have a number of limitations and, furthermore, our methodologies for tracking these metrics may change over time.  For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some users may restrict our ability to accurately identify them across visits, some mobile applications automatically contact our servers for regular updates with no user action, and we are not always able to capture user information on all of our platforms. As such, the calculations of our unique visitors may not accurately reflect the number of people actually visiting our platforms.  We continue to improve upon our tools and methodologies to capture data and believe that our current metrics are more accurate; however, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of our data. Also if the internal tools we use to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data we report may not be accurate. In addition, historically, certain metrics were calculated by independent third parties.  Accordingly readers should not place undue reliance on these numbers.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

Our future success depends upon the continued contributions of our senior corporate management and other key employees. In particular, the contributions of Stephen Kaufer, our co-founder, President and Chief Executive Officer, are critical to our overall management. We cannot ensure that we will be able to retain the services of these individuals, and the loss of one or more of our key personnel could seriously harm our business. We do not maintain any key person life insurance policies.

In addition, competition remains intense for well-qualified employees in certain aspects of our business, including software engineers, developers, product management and development personnel, and other technology professionals. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. As a global company, we aim to attract quality employees from all over the world, so any restrictions on travel for professional or personal purposes, such as those put in place  in the United States in early 2017, may cause significant disruption to our businesses or negatively affect our ability to attract and retain employees on a global basis.  If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.

The online vacation rental market is rapidly evolving and if we fail to predict the manner in which the market develops, our business and prospects may suffer.

We offer vacation rental services on our TripAdvisor-branded sites as well as through our U.S.-based FlipKey and Vacation Home Rentals and European-based Holiday Lettings and Niumba businesses. The vacation rental market has been and continues to be, subject to regulatory development that affect the vacation rental industry and the ability of companies like us to list those vacation rentals online. For example, some states and local jurisdictions have adopted or are considering statutes or ordinances that prohibit property owners and managers from renting certain properties for fewer than 30 consecutive days or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations. Some states and local jurisdictions also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term vacation rentals. In addition, many of the fundamental statutes and ordinances that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could burden property owners and managers or otherwise harm our business.  Operating in this dynamic regulatory environment and in new and untested jurisdictions requires significant management attention and financial resources. We cannot assure that our efforts will be successful, and the investment and additional resources required to manage growth will produce the desired levels of revenue or profitability.

We may be subject to claims that we violated intellectual property rights of others and these claims can be extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Certain companies in the internet and technology industries that own patents, copyrights, trademarks and trade secrets frequently enter into litigation based on allegations of infringement or other violations of those intellectual property rights in order to extract value from technology companies, such as royalties in connection with grants of licenses.  We have received in the past, and expect in the future to receive notices that claim we have misappropriated or misused other parties’ intellectual property rights. Any intellectual property claim against us, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology or content found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, or content, which could require significant effort and expense and make us less competitive in the relevant market. Any of these results could harm our business and financial performance.

Acquisitions, investments, significant commercial arrangements and/or new business strategies could disrupt our ongoing business and present new challenges and risks.

Our success will depend, in part, on our ability to expand our product offerings and expand user engagement in order to grow our business in response to changing technologies, user and advertiser demands and competitive pressures.  As a result, we have acquired, invested in and/or entered into significant commercial arrangements with a number of new business in the past and our future growth may depend, in part, on future acquisitions, investments, commercial arrangements/or changes in business strategies, any of which could be material to our financial conditions and results of operations. Such endeavors may involve significant risks and uncertainties, including, but not limited to, the following:

•	Expected and unexpected costs incurred in identifying and pursuing these endeavors, and performing due diligence on potential targets that may or may not be successful;
•

Use of cash resources and incurrence of debt and contingent liabilities in funding these endeavors that may limit other potential uses of our cash, including stock repurchases, retirement of outstanding indebtedness and/or dividend payments;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences;
•	Diversion of management’s attention or other resources from our existing business;
•

Difficulties and expenses in integrating the operations, products, technology, privacy protection systems, information systems or personnel of the company, including the assimilation of corporate cultures;

•	Difficulties in implementing and retaining uniform standards, controls, procedures, policies and information systems;
•	The assumption of known and unknown debt and liabilities of the acquired company, including costs associated with litigation and other claims relating to the acquired company;
•

Failure of any company which we have acquired, in which we have invested, or with which we have a commercial arrangement, to achieve anticipated revenues, earnings or cash flows or to retain key management or employees;

•	Failure to generate adequate returns on acquisitions and investments;
•

With respect to minority investments, limited management or operational control and reputational risk, which risk is heightened if the controlling person in such case has business interests, strategies or goals that are inconsistent with ours;

•	Entrance into markets in which we have no direct prior experience and increased complexity in our business;
•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions; and
•	Adverse market reaction to acquisitions.

We have recently invested, and may in the future invest, in privately-held companies and these investments are currently accounted for under the cost method.  Such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or may never become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced into the market. Further, our ability to liquidate any such investments is typically dependent upon some liquidity event, such as a public offering or acquisition, since no public market exists for such securities.  Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the company’s securities.  Moreover, we could lose the full amount of any of our investments and any impairment of our investments could have a material adverse effect on our financial condition and results of operations.

We cannot assure you that these investments will be successful or that such endeavors will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible or that we will achieve these benefits within a reasonable period of time.

If we fail to manage our growth effectively, our brand, results of operations and business could be harmed.

We have experienced rapid growth in our headcount and operations, including through acquisitions of other businesses and in new international markets.  We continue to make substantial investments in our technology and sales and marketing organizations.  This growth places substantial demands on management and our operational infrastructure. In addition, as our business matures, we make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products and acquisitions.  These changes may result in a temporary lack of focus or productivity or otherwise impact our business.

To manage our growth, we may need to improve our operational, financial and management systems and processes which may require significant capital expenditures and allocation of valuable management and employee resources.  As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, including employees in international markets, while maintaining the beneficial aspects of our company culture.  If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

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

Such claims, suits, government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, injunctions or damage awards and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices or other field action, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could adversely affect our business and results of operations.

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

We operate in a number of jurisdictions outside of the United States and continue to expand our international operations. Many of these regions have different economic conditions, languages, currencies, consumer expectations, levels of consumer acceptance and use of the internet for commerce, legislation, regulatory environments (including labors laws and customs), tax laws and levels of political stability.  We are subject to associated risks typical of international businesses, including, but not limited to, the following:

•	Local economic or political instability;
•	Threatened or actual acts of terrorism;
•

Compliance with additional laws applicable to companies operating internationally as well as local laws and regulations, including the Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor and employment law, laws regarding advertisements and promotions and anti-competition regulations;

•	Diminished ability to legally enforce contractual rights;
•	Increased risk and limits on enforceability of intellectual property rights;

•	Restrictions on, or adverse consequences related to, the withdrawal of non-U.S. investment and earnings;
•	Restrictions on repatriation of cash as well as restrictions on investments in operations in certain countries;
•	Financial risk arising from transactions in multiple currencies as well as foreign currency exchange restrictions;
•	Slower adoption of the internet as an advertising, broadcast and commerce medium in certain of those markets as compared to the United States;
•	Difficulties in managing staff and operations due to distance, time zones, language and cultural differences; and
•	Uncertainty regarding liability for services, content and intellectual property rights, including uncertainty as a result of local laws and lack of precedent.

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

Furthermore, we are also accumulating a greater portion of our cash flows in foreign jurisdictions, which we consider indefinitely reinvested. The repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, may result in additional U.S. income tax expense and higher cost for such capital.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business or financial performance.

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to the internet and online commerce, internet advertising and online commerce, consumer protection, data security and privacy, travel and vacation rental licensing and listing requirements and tax. In some cases, these laws continue to evolve.

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

Further, our vacation rentals business has been and continues to be subject to regulatory developments that affect the vacation rental industry and the ability of competitors like us to list those vacation rentals online.  For example, some states and local jurisdictions have adopted or are considering adopting statutes or ordinances that prohibit property owners and managers from renting certain properties for fewer than 30 consecutive days.  Some states and local jurisdictions also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals.  Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term vacation rentals.

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

The promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we provide services could require us to change certain aspects of our business, operations and commercial relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the company to additional liabilities.  Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, increase costs and/or subject us to additional liabilities.  Violations of these laws and regulations could result in finds and/or criminal sanctions against us, our officers or our employees and/or prohibitions on the conduct of our business.

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

Effective intellectual property protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights.  In addition, effective intellectual property protection may not be available in every jurisdiction in which our services are made available, and policing unauthorized use of our intellectual property is difficult and expensive. Therefore, in certain jurisdictions, we may be unable to protect our intellectual property adequately against unauthorized third-party copying or use, which could adversely affect our business or ability to compete. We cannot be sure that the steps we have taken will prevent misappropriation or infringement of our intellectual property. Furthermore, we may need to go to court or other tribunals or administrative bodies in order to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention. Our failure to protect our intellectual property in a cost-effective or effective manner could have a material adverse effect on our business and ability to protect our technology, content and brands.

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

We are subject to a variety of laws in the United States and abroad regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. In addition, the security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidences in our services.  The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the internet. Various U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. In addition, the European Union has adopted a new data protection legal framework, effective in May 2018, which may result in a greater compliance burden for companies, including us, with users in Europe and increased costs of compliance.

Potential security breaches to our systems, whether resulting from internal or external sources, could significantly harm our business. A party, whether internal or external, that is able to circumvent our security systems could misappropriate user information or proprietary information or cause significant interruptions in our operations. In the past, we have experienced “denial-of-service” type attacks on our systems that have made portions of our websites unavailable for short periods of time as well as unauthorized access of our systems and data. We also face risks associated with security breaches affecting third parties conducting business over the internet. Much of our business is conducted with third party marketing affiliates or, more recently, through business partners powering our instant booking feature.  In addition, we frequently use third parties to process credit card payments. A security breach at such third party could be perceived by consumers as a security breach of our systems and could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.

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

On June 26, 2015, we entered into a new credit agreement with respect to a $1 billion five-year revolving credit facility, or the “2015 Credit Facility.”  This agreement includes restrictive covenants that may impact the way we manage our business and may limit our ability to secure significant additional financing in the future on favorable terms. Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. In light of periodic uncertainty in the capital and credit markets, there can be no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments.

We have indebtedness which could adversely affect our business and financial condition.

We currently have outstanding $91 million in long-term debt.  Risks relating to our indebtedness include:

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

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our 2015 Credit Facility allow us to incur additional debt subject to certain limitations; however, there is no assurance that additional financing will be available to us on terms favorable to us, if at all.  In addition, if new debt is added to current debt levels, the risks described above could intensify.

Our 2015 Credit Facility provides for various provisions that limit our discretion in the operation of our business and require us to meet financial maintenance tests and other covenants and the failure to comply with their covenants could have a material adverse effect on us.

We are party to a credit agreement providing for our 2015 Credit Facility.  The agreements that govern the 2015 Credit Facility contain various covenants, including those that limit our ability to, among other things:

•	Incur indebtedness;
•	Pay dividends on, redeem or repurchase our capital stock;
•	Enter into certain asset sale transactions, including partial or full spin-off transactions;
•	Enter into secured financing arrangements;
•	Enter into sale and leaseback transactions; and
•	Enter into unrelated businesses.

These covenants may limit our ability to optimally operate our business. In addition, our 2015 Credit Facility requires that we meet certain financial tests, including a leverage ratio test. Any failure to comply with the restrictions of our credit facility may result in an event of default under the agreements governing such facilities. Such default may allow the creditors to accelerate the debt incurred thereunder. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds (including periodic rollovers of existing borrowings).

Our effective tax rate is impacted by a number of factors that could have a material impact on our financial results and could increase the volatility of those results.

Due to the global nature of our business, we are subject to income taxes in the United States and other foreign jurisdictions. In the event we incur net income in certain jurisdictions but incur losses in other jurisdictions, we generally cannot offset the income from one jurisdiction with the loss from another, which could increase our effective tax rate. Furthermore, significant judgment is required to calculate our worldwide provision for income taxes and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. In the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain.

We believe our tax estimates are reasonable.  However, we are routinely under audit by federal, state and foreign taxing authorities.  The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which would increase our effective tax rate and harm our financial position and results of operations.  As we operate in numerous taxing jurisdictions, the application of tax laws can also be subject to diverging and sometimes conflicting interpretations by taxing authorities of these jurisdictions.  It is not uncommon for taxing authorities of different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property.  The final determination of audits could be materially different from our income tax provisions and accruals and could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made.

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

Changes in tax laws or tax rulings, or the examination of our tax positions, could materially affect our financial position and results of operations.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits that we intend to eventually derive could be undermined due to changing tax laws. In particular, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority, resulting in uncertainty not only with respect to the future corporate tax rate, but also the U.S. tax consequences of income derived from income related to intellectual property earned overseas in low tax jurisdictions. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could affect the tax treatment of our foreign earnings.

In addition, the taxing authorities in the United States and other jurisdictions where we do business regularly examine our income and other tax returns as well as the tax returns of Expedia, our former parent. The ultimate outcome of these examinations (including the IRS audit described below) cannot be predicted with certainty. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, we may be required to record charges to our operations, which could harm our business, operating results and financial condition.

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

We continue to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, we are currently under an IRS audit for the 2009, 2010, and 2011 tax years. In connection with that audit, we received notices of proposed adjustment from the IRS for the 2009 and 2010 tax years in January 2017, which would result in an increase in our worldwide income tax expense. The proposed adjustments would result in an increase to our worldwide income tax expense in an estimated range of $10 million to $14 million after consideration of competent authority relief, exclusive of interest and penalties. We are also subject to various ongoing state income tax audits. The outcome of these matters or any other audits could subject us to significant tax liabilities.

We are subject to fluctuation in foreign currency exchange risk.

We conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars. As a result, we face exposure to movements in foreign currency exchange rates, particularly those related to the Euro, British pound sterling, and Australian dollar. These exposures include, but are not limited to re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur.

Depending on the size of the exposures and the relative movements of exchange rates, if we were to choose not to hedge or were to fail to hedge effectively our exposure, we could experience a material adverse effect on our financial statements and financial condition. As seen in some recent periods, in the event of severe volatility in exchange rates the impact of these exposures can increase, and the impact on results of operations can be more pronounced. In addition, the current environment and the increasingly global nature of our business have made hedging these exposures both more complex. We hedge certain short-term foreign currency exposures with the purchase of forward exchange contracts. These forward exchange contracts only help mitigate the impact of changes in foreign currency rates that occur during the term of the related contract period and carry risks of counter-party failure. There can be no assurance that our forward exchange contracts will have their intended effects.

Significant fluctuations in foreign currency exchange rates can affect consumer travel behavior. Volatility in foreign currency exchange rates and its impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

Liberty TripAdvisor Holdings, Inc. currently is a controlling stockholder.

Liberty TripAdvisor Holdings, Inc., or LTRIP, effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of our common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires separate class votes), including but not limited to, corporate transactions such as mergers, business combinations or dispositions of assets, the authorization or issuance of new equity or debt securities and determinations with respect to our business direction and policies.  Our Chairman Greg Maffei and Director Albert Rosenthaler also serve as officers and directors of LTRIP.  LTRIP, which has investments in other companies, may have interests that differ from those of our other stockholders and they may vote in a way with which our other stockholders may not agree or that may be adverse to other stockholders’ interests.  LTRIP is not restricted from investing in other businesses involving or related to our business.  Liberty’s control of us, as well as the existing provisions of our organizational documents and Delaware law, may discourage or prevent a change of control that might otherwise be beneficial, which may reduce the market price of our common stock.

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

We currently rely on the controlled company exemption for certain of the above requirements. Accordingly, our stockholders will not be afforded the same protections generally as stockholders of other NASDAQ-listed companies with respect to corporate governance for so long as we rely on these exemptions from the corporate governance requirements.

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

For the period ended December 31, 2016, the average daily trading volume of our common stock on NASDAQ was approximately 2.2 million shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of the common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If LTRIP or some other stockholder sells substantial amounts of our common stock in the public market, or if there is a perception in the public market that LTRIP might sell shares of our common stock, the market price of our common stock could decrease significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our Board of Directors that our stockholders might consider favorable. These provisions include:

•	Authorization and issuance of Class B common stock that entitles holders to ten votes per share;
•	Authorization of the issuance of preferred stock which can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to those of our common stock;
•	Prohibiting our stockholders from filling board vacancies or calling special stockholder meetings; and
•	Limiting who may call special meetings of stockholders.

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

We currently lease approximately 280,000 square feet for our corporate headquarters in Needham, Massachusetts, pursuant to a lease with an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each.  Refer to “Note 13— Commitments and Contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for further information on our corporate headquarters.

We also lease an aggregate of approximately 465,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, including New York, Boston, London, Sydney, Barcelona, Paris, and Beijing, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in June 2027. We believe that our current facilities are adequate for our current operations and that additional leased space can be obtained on reasonable terms if needed. We do not legally own any real estate as of December 31, 2016.

Item 3.	Legal Proceedings

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

Market Information

Our common stock is quoted on NASDAQ under the ticker symbol “TRIP.” On February 10, 2017, the closing price of our common stock reported on NASDAQ was $52.00 per share. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on NASDAQ during the period indicated.

	High	Low
Year ended December 31, 2016:
Fourth Quarter:	$66.13	$45.63
Third Quarter:	$71.69	$59.72
Second Quarter:	$71.61	$58.96
First Quarter:	$83.97	$53.48
Year ended December 31, 2015:
Fourth Quarter:	$87.50	$63.00
Third Quarter:	$94.00	$62.24
Second Quarter:	$92.00	$74.14
First Quarter:	$91.47	$66.04

Our Class B common stock is not listed and there is no established public trading market for that security. As of February 10, 2017, all of our Class B common stock was held by LTRIP.

Performance Comparison Graph

The following graph provides a comparison of the total stockholder return from December 21, 2011 to December 31, 2016 of an investment of $100 in cash on December 21, 2011 for TripAdvisor, Inc. common stock and an investment of $100 in cash on November 30, 2011 for (i) the Standard and Poor’s 500 Index (the “S&P 500 Index”), (ii) the NASDAQ Composite Index, and (iii) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the internet industry, including internet software and service companies and e-commerce companies. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Data for the S&P 500 Index, the NASDAQ Composite Index, and the RDG Internet Composite Index assume reinvestment of dividends. We have never paid dividends on our common stock.

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

Holders of Record

As of February 10, 2017, there were 131,359,879 outstanding shares of our common stock held by 2,561 stockholders of record, and 12,799,999 outstanding shares of our Class B common stock held by one stockholder of record: LTRIP.

Dividends

We have never declared or paid dividends and do not expect to pay any dividends for the foreseeable future. Our ability to pay dividends is limited by the terms of our 2015 Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2015 Credit Facility” for additional information regarding this revolving credit facility.  Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities

During the year ended December 31, 2016, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

Issuer Purchases of Equity Securities

In February 2013, we announced that our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. During the three months ended December 31, 2016, we repurchased 1,651,957 shares of outstanding common stock under the share repurchase program at an average price of $50.76 per share.  Below is a summary of information about our purchases of equity recently during the fourth quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate U.S. dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	—	—	—	$83,808,163
November 1 to November 30	1,651,957	$50.76	1,651,957	$—
December 1 to December 31	—	—	—	$—
Total	1,651,957		1,651,957

(1)	These amounts include fees and commissions associated with the share repurchase.

As of December 31, 2016, we have repurchased a total of 4,123,065 shares of outstanding common stock under the share repurchase program at an average price of $60.63 per share and have completed our share repurchase program authorized by our Board of Directors.  See “Note 15 —Stockholders’ Equity” in the notes to the consolidated financial statements in Item 8 for additional information regarding our treasury shares.

On January 25, 2017, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a new share repurchase program. The repurchase program has no expiration but may be suspended or terminated by the Board of Directors at any time. The Executive Committee of our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the Company and its stockholders

Equity Compensation Plan Information

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12, of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

We have derived the following selected financial data presented below from our consolidated financial statements and related notes. The information set forth below is not necessarily indicative of future results and should be read in conjunction with the consolidated financial statements and related notes appearing in Item 8 “Financial Statements and Supplementary Data,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Revenue	$1,480	$1,492	$1,246	$945	$763
Operating income (1)	166	232	340	294	296
Net Income	120	198	226	205	195
Net income attributable to TripAdvisor, Inc.	120	198	226	205	194
Earnings per share attributable to common stockholders:
Basic (2)	$0.83	$1.38	$1.58	$1.44	$1.39
Diluted (2)	0.82	1.36	1.55	1.41	1.37
Shares used in computing net income per share:
Basic (2)	145	144	143	143	139
Diluted (2)	147	146	146	145	141

	December 31,
	2016	2015	2014	2013	2012
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short and long term marketable securities	$746	$698	$594	$670	$586
Working capital (3)	527	553	356	387	437
Total assets	2,238	2,128	1,948	1,473	1,299
Long-term debt, less current portion (4)	91	200	259	300	340
Other long-term obligations under financing obligation	84	84	67	8	—
Total stockholders’ equity (5)	1,502	1,412	1,125	865	727

(1)

Includes a non-cash charitable contribution to The TripAdvisor Charitable Foundation (the “Foundation”) of $67 million for the year ended December 31, 2015.  In comparison, charitable contributions to the Foundation, which were paid in cash, were $8 million, $7 million and $7 million for the years ended December 31, 2014, 2013, and 2012, respectively. There were no charitable contributions made to the Foundation for the year ended December 31, 2016, and the Company does not expect to make any future contributions to the Foundation.  See “Note 17 —Segments and Geographic Information” in the notes to the consolidated financial statements in Item 8 for further information regarding this charitable contribution.

(2)	See “Note 5 —Earnings per Share” in the notes to the consolidated financial statements in Item 8 for further information regarding our calculation of earnings per share numbers.

(3)

Amount does not include available for sale long-term marketable securities of $16 million, $37 million, $31 million, $188 million, and $99 million, as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

(4)	See “Note 9— Debt” in the notes to the consolidated financial statements in Item 8 for information regarding our long-term debt.
(5)

See our consolidated statements of changes in stockholders’ equity and “Note 15— Stockholders’ Equity” in the notes to the consolidated financial statements in Item 8 for additional information on changes to our stockholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. TripAdvisor, our flagship brand, is the world’s largest travel site, and its mission is to help people around the world plan, book and experience the perfect trip. We accomplish this by, among other things, aggregating millions of travelers’ reviews and opinions about destinations, accommodations, activities and attractions, and restaurants worldwide, thereby creating the foundation for a unique platform that enables users to research and plan their travel experiences. Our platform also enables users to compare real-time pricing and availability for these experiences as well as to book hotels, flights, cruises, vacation rentals, tours, activities and attractions, and restaurants, either on a TripAdvisor site or app, or on the site or app of one of our travel partner sites.

Our TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide. Our TripAdvisor-branded websites reached nearly 390 million average monthly unique visitors in our seasonal peak during the year ended December 31, 2016, according to our internal log files. We currently feature 465 million reviews and opinions on 7 million places to stay, places to eat and things to do – including 1,060,000 hotels and accommodations and 835,000 vacation rentals, 4.3 million restaurants and 760,000 activities and attractions worldwide.

In addition to the flagship TripAdvisor brand, we manage and operate 23 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry. For additional information about our portfolio of brands and our business model, see the disclosure set forth in Part I, Item 1, Business, under the caption “Overview.”

Our reporting structure includes two reportable segments: Hotel and Non-Hotel. Our Non-Hotel reportable segment consists of three operating segments, which includes our Attractions, Restaurants and Vacation Rentals businesses.  The segments are determined based on how the chief operating decision maker regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources.   Financial information and additional descriptive information related to our segments and geographic information is contained in “Note 17 — Segment and Geographic Information,” in the notes to our consolidated financial statements in Item 8 and below.

Executive Financial Summary and Trends

As the largest online travel platform, we believe we are an attractive marketing channel for advertisers—including hotel chains, independent hoteliers, OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers— who seek to sell their products and services to our large user base. We are also a booking platform offering users the ability to book hotels, flights, cruises, vacation rentals, tours, activities and attractions, and restaurants directly on our website. The key drivers of our financial results are described below, including a summary of our key financial results, business metrics, and current trends affecting our business, and our segment information.

Below are our key financial results and business metrics for the year ended December 31, 2016 (consolidated unless otherwise noted):

Financial results

•	Revenue of $1,480 million, a decrease of 1% year over year.
•	Hotel segment revenue of $1,190 million, a decrease of 6% year over year and Non-Hotel segment revenues of $290 million, an increase of 27% year over year.
•	Revenue from North America, EMEA, APAC and LATAM was $830 million, $454 million, $144 million and $52 million, respectively.
•	Total costs and expenses were $1,314 million.

•	Operating income was $166 million.
•	Effective tax rate of 20.5%.
•	Net income of $120 million, or diluted earnings per share of $0.82.
•	Operating cash flow was $321 million.
•	Capital expenditures were $72 million.
•	Cash and cash equivalents, and short and long term available-for-sale marketable securities were $746 million as of December 31, 2016.
•	Headcount was 3,327 as of December 31, 2016.

Business Metrics

•	Revenue per hotel shopper decreased 15% year over year.
•	Average unique monthly hotel shoppers increased 6% year over year.

Current Trends in Our Business

Hotel Segment

In our hotel segment, we have invested significant time and resources towards enabling users to book hotels on our sites and applications through our instant booking feature.  We began with the accelerated rollout in our two largest markets – the United States and the United Kingdom – in the third quarter of 2015, and completed an accelerated and staged global rollout of this feature to all of our markets during the first half of 2016. During the year, the instant booking feature has monetized at a lower revenue per hotel shopper rate than our metasearch feature, and therefore has been dilutive to our TripAdvisor-branded click-based and transaction revenue growth and to our overall revenue per hotel shopper. However, in the second half of 2016, TripAdvisor-branded click-based and transaction revenue growth rates improved as we lapped the instant booking rollout in the United States, our largest market, increased spend in our online paid marketing channels, and made product enhancements throughout the year. In addition, the majority of our instant booking revenue is recorded under the consumption model and is recognized at the time the traveler consumes, or completes, the stay. Comparatively, revenue recognized under our metasearch feature is recorded when a traveler makes the click-through to the travel partners’ websites.  In future periods, greater contribution from our instant booking consumption model to TripAdvisor-branded click-based and transaction revenue could result in additional revenue recognized at the time of a consumed stay and therefore a shift in the timing of our revenue recognition.

During 2016, we continued to improve our hotel shopping experience, which included an improved display of our metasearch and instant booking features to hotel shoppers, as well as improving booking transaction acumen, which includes improving the on-site experience by offering the best price value proposition, improving room-level content, optimizing the room selection and booking path, and on-boarding more partners with strong branding and supply channels in order to achieve increased initial and repeat bookings. We have continued to explore and develop additional opportunities to engage users with our booking capabilities through online and offline marketing.  We now offer users an end-to-end hotel shopping experience, which we believe has improved the hotel shopping experience, as well as educated users about our more comprehensive offering, which we believe will enable us to drive more conversions of hotel shoppers to bookings, ultimately resulting in higher bookings for our partners and higher revenue per hotel shopper on our platform.

In 2016, hotel shopper growth slowed due to a number of factors, including lower revenue per hotel shopper impacting our advertising expenditure, macroeconomic and geopolitical factors, a continued intense competitive environment, and other travel market dynamics. One of our key strategic objectives is to grow our brand awareness and grow the number of hotel shoppers on our platforms. We continue to leverage a number of marketing channels, both paid and unpaid, to achieve this objective, including online efforts such as SEM, social media, and email campaigns, as well as offline efforts such as permanent branding campaigns (TripAdvisor-branded travel awards, certificates, stickers and badges). Over time, the traffic visiting our websites and applications from paid marketing channels has generally grown faster than traffic from unpaid sources due to competition from other travel companies and search engines and we may see a continuation of this trend.

In 2016, hotel shoppers that visited our websites and applications on mobile phone continued to grow significantly faster than traffic from desktop and tablet devices. As a result, this has contributed to a decline in revenue per hotel shopper and our click-based and transaction revenue, as mobile phone devices monetize significantly less than desktop and tablet. This is due to a number of factors, including the fact that mobile phone is still in the early stages of eCommerce adoption, our partners reduced ability to attribute booking behavior on their websites and applications back to TripAdvisor, limited advertising opportunities on smaller screen devices, lower cost-per-click, lower booking intent, and lower average gross booking value based on consumer purchasing patterns. Mobile phone product development continues to be an area of strategic growth and investment, and we will continue to invest and innovate in this growing platform in order to increase our user base, engagement and monetization over the long term.

As a global travel business specializing in discretionary leisure travel, we believe our 2016 hotel shopper growth, revenue per hotel shopper and Hotel segment financial performance also was negatively impacted by macroeconomic and geopolitical dynamics, including foreign currency and a number of terrorism events, among other factors.

Non-Hotel Segment

TripAdvisor’s end-to-end user experience extends beyond our hotel business. In 2016, unique monthly users to non-hotel pages on our websites and applications – including attractions, restaurants, and vacation rentals – continued to grow. In efforts to address this growing demand and engagement with these products we have strategically invested in improving the user experience on all devices as well as in building our inventory of global supply of bookable attractions, restaurants, and vacation rentals. In addition to achieving strong supply growth, during 2016 we drove increased mobile engagement and mobile bookings with new mobile ticketing capabilities and mobile push notifications, including in-destination suggestions on the best things to do, helpful tips on the best nearby restaurants, and popular dish recommendations. Continued successful execution of our key growth strategies resulted in 27% revenue growth in this segment in 2016, when compared to the same period in 2015. Increasing traffic to and engagement with our Non-Hotel business, as well as increasing our global supply to offer users more choice are ongoing strategic objectives.

Results of Operations

Selected Financial Data

(in millions, except per share data and percentages)

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue	$1,480	$1,492	$1,246	(1)%	20%

Costs and expenses:
Cost of revenue	71	58	40	22%	45%
Selling and marketing	756	692	502	9%	38%
Technology and content	243	207	171	17%	21%
General and administrative	143	210	128	(32)%	64%
Depreciation	69	57	47	21%	21%
Amortization of intangible assets	32	36	18	(11)%	100%
Total costs and expenses	1,314	1,260	906	4%	39%
Operating income	166	232	340	(28)%	(32)%
Other income (expense):
Interest expense	(12)	(10)	(9)	20%	11%
Interest income and other, net	(3)	17	(9)	118%	(289)%
Total other income (expense), net	(15)	7	(18)	314%	(139)%
Income before income taxes	151	239	322	(37)%	(26)%
Provision for income taxes	(31)	(41)	(96)	(24)%	(57)%
Net income	$120	$198	$226	(39)%	(12)%
Earnings per share attributable to common stockholders:
Basic	$0.83	$1.38	$1.58	(40)%	(13)%
Diluted	$0.82	$1.36	$1.55	(40)%	(12)%
Weighted average common shares outstanding:
Basic	145	144	143	1%	1%
Diluted	147	146	146	1%	0%
Other financial data:
Adjusted EBITDA (1)	$352	$466	$468	(24)%	0%

(1) Adjusted EBITDA is a non-GAAP measure. See “Adjusted EBITDA” discussion below for more information.

Consolidated Revenue and Segments

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

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue by Segment:	(in millions)
Hotel	$1,190	$1,263	$1,135	(6)%	11%
Non-Hotel	290	229	111	27%	106%
Total revenue	$1,480	$1,492	$1,246	(1)%	20%
Adjusted EBITDA by Segment (1):
Hotel	$380	$472	$472	(19)%	0%
Non-Hotel	(28)	(6)	(4)	(367)%	(50)%
Adjusted EBITDA Margin by Segment (2):
Hotel	32%	37%	42%
Non-Hotel	(10)%	(3)%	(4)%

(1)

Included in Adjusted EBITDA is a general and administrative expense allocation for each segment, which is based on the segment’s percentage of our total personnel costs, excluding stock-based compensation. See “Note 17 — Segment and Geographic Information,” in the notes to our consolidated financial statements in Item 8 for more information and for a reconciliation of Adjusted EBITDA to net income, for the periods presented above.

(2)	We define “Adjusted EBITDA Margin by Segment”, as Adjusted EBITDA by segment divided by revenue by segment.

Hotel Segment

Our Hotel segment revenue decreased $73 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to a $87 million decrease in TripAdvisor-branded click-based and transaction revenue, which is primarily due to a decline in revenue per hotel shopper of 15%, partially offset by a 6% increase in average unique monthly hotel shoppers, partially offset by growth of $10 million in TripAdvisor-branded display-based advertising and subscription revenue, and $4 million in other hotel revenue.  Our Hotel segment revenue increased $128 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to a $73 million increase in TripAdvisor-branded click-based and transaction revenue, which is primarily due to an increase in average unique monthly hotel shoppers of 15% partially offset by a 4% decrease in revenue per hotel shopper, a $39 million increase in TripAdvisor-branded display-based advertising and subscription revenue, and $16 million increase in other hotel revenue. See below for discussion of these revenue sources within our Hotel segment.

Adjusted EBITDA in our Hotel segment decreased $92 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to a decrease in Hotel segment revenue and increased operating costs, primarily driven by an increase in online traffic acquisition costs, partially offset by lower television advertising costs due to the cessation of our television advertising campaign in 2016. Our Hotel segment adjusted EBITDA margin also decelerated during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to an overall decrease in Hotel segment revenue, and to a lesser extent an increase in operating costs.  Adjusted EBITDA in our Hotel Segment was flat for the year ended December 31, 2015 when compared to the same period in 2014, due to an increase in revenue, offset by increased operating costs, primarily driven by increased personnel and overhead costs, online traffic acquisition costs, and television advertising. Our Hotel segment adjusted EBITDA margin also decelerated during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to the deceleration in revenue growth year over year.

The following is a detailed discussion of the revenue sources within our Hotel segment:

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Hotel:	(in millions)
TripAdvisor-branded click-based and transaction	$750	$837	$764	(10%)	10%
TripAdvisor-branded display-based advertising and Subscription	282	272	233	4%	17%
Other hotel revenue	158	154	138	3%	12%
Total Hotel revenue	$1,190	$1,263	$1,135	(6%)	11%

TripAdvisor-branded Click-based and Transaction Revenue

TripAdvisor-branded click-based and transaction revenue includes click-based advertising revenue (or revenue derived from our metasearch auction) from our TripAdvisor-branded websites and revenue from our transaction-based instant booking feature. For the years ended December 31, 2016, 2015 and 2014, 63%, 66% and 67%, respectively, of our total Hotel segment revenue was derived from our TripAdvisor-branded click-based and transaction revenue.  TripAdvisor-branded click-based and transaction revenue decreased $87 million during the year ended December 31, 2016, when compared to the same period in 2015, primarily due to a decline of 15% in revenue per hotel shopper, offset by an increase in average monthly unique hotel shoppers of 6% during the year ended December 31, 2016. TripAdvisor-branded click-based and transaction revenue increased $73 million during the year ended December 31, 2015, when compared to the same period in 2014, primarily due to an increase in average monthly unique hotel shoppers of 15%, offset by a decline of 4% in revenue per hotel shopper during the year ended December 31, 2015.

Our largest source of Hotel segment revenue is click-based advertising revenue from our TripAdvisor-branded websites, which includes links to our partners’ sites and contextually-relevant branded and related text links. Click-based advertising is generated primarily through our metasearch auction, a description of which follows.  Our click-based advertising partners are predominantly OTAs, and direct suppliers in the hotel product category. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from advertisers based on the number of users who click on each type of link, or in other words a conversion of a hotel shopper to a paid click. CPC is the price that partners are willing to pay for a hotel shopper lead, and is determined in a competitive process that enables our partners to use our proprietary, automated bidding system to submit CPC bids to have their rates and availability listed on our site.  This process is called our metasearch auction. When a partner submits a CPC bid, they are agreeing to pay the amount of that bid each time a user subsequently clicks on the link to the partner’s website. Bids can be submitted periodically – as often as daily– on a property-by-property basis. The size of the bid relative to other bids received is the primary factor used to determine the placement of partner links on our site, including on hotel comparison search results and on property detail pages. CPCs are generally lower in markets outside the U.S., than in the U.S. market, and, in addition, hotel shoppers visiting via mobile phones currently monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet.

Our transaction revenue is comprised of revenue from our instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission to TripAdvisor for a user that completes a hotel reservation on our website.  Instant booking revenue is currently recognized under two different models: the transaction model and the consumption model. Our transaction model commission revenue is recorded at the time a traveler books a hotel reservation on our site with one of our transaction partners. Our transaction partners are liable for commission payments to us upon booking and the partner assumes the cancellation risk.  When a traveler makes a hotel reservation on our site with one of our consumption partners, which comprises the majority of our instant booking revenue, revenue is not recorded until the traveler completes the stay as our consumption partners are liable for commission payment only upon the completion of stay by the traveler.  OTA and hotel partner placement, as well as comparative hotel prices available to the traveler in the booking process under both models, are determined by a bidding process within our proprietary automated bidding system, based on a number of variables, primarily hotel room prices, but also including other factors, such as conversion rates and commission rates, depending on the specific hotel selected. Instant booking commissions are primarily a function of average gross booking value generated from hotel reservations, cancellation rates experienced, and commission rates negotiated with each of our partners.

The key drivers of TripAdvisor-branded click-based and transaction revenue include the growth in average monthly unique hotel shoppers and, in particular, revenue per hotel shopper, which measures how effectively we convert our hotel shoppers into revenue. We measure performance by calculating revenue per hotel shopper on an aggregate basis, dividing total TripAdvisor-branded click-based and transaction revenue by total average monthly unique hotel shoppers on TripAdvisor-branded websites for the periods presented.

While we believe total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth, we also track and analyze sub-segments of our traffic and their correlation to revenue generation and utilize data regarding hotel shoppers as a key indicator of revenue growth. Hotel shoppers are visitors who view either a listing of hotels in a city or a specific hotel page. The number of hotel shoppers tends to vary based on seasonality of the travel industry and general economic conditions, as well as other factors outside of our control. Given these factors, as well as the trend towards increased usage on mobile phones and international expansion, quarterly and annual hotel shopper growth is a difficult metric to forecast.

Our aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites increased by 6% and 15%, respectively, for the years ended December 31, 2016 and 2015, when compared to the same periods in 2015 and 2014, according to our log files.  The increase in hotel shoppers for the years ended December 31, 2016 and 2015, was primarily due to growth in our paid online marketing channels as well as the general trend of an increasing number of hotel shoppers visiting our websites and apps on mobile phones, which has grown significantly faster than traffic from desktop and tablet devices during these periods.  Our average monthly unique hotel shopper growth rate decelerated during the year ended December 31, 2016, when compared to the same period in 2015, due to the dilutive effects from the global launch of our instant booking product feature, which impacted 2016 to a greater extent than 2015 due to the timing of the staged rollout, increased competition, macroeconomic and geopolitical factors, including foreign currency and a number of terrorism events, among other factors.  While increasing the absolute number of hotel shoppers on our sites remains a top strategic priority, our ability to grow through paid traffic channels has been negatively impacted by lower revenue per hotel shopper.

The below table summarizes our revenue per hotel shopper calculation and growth rate, in aggregate, for the periods presented:

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in millions)
Revenue per hotel shopper:
TripAdvisor-branded click-based and transaction revenue	$750	$837	$764	(10%)	10%
Divided by: Total average unique monthly hotel shoppers for the year	1,645	1,555	1,357	6%	15%
	$0.46	$0.54	$0.56	(15%)	(4%)

Our overall revenue per hotel shopper decreased 15% and 4%, during the years ended December 31, 2016 and 2015, respectively, when compared to the same periods in 2015 and 2014, according to our log files.  We believe the primary drivers of this decrease include the dilutive effects from our global launch of our instant booking product feature, which impacted 2016 to a greater extent than 2015 due to the timing of the staged rollout, a greater percentage of hotel shoppers visiting TripAdvisor websites and apps via mobile phones, in addition to, challenging metasearch comparatives in early 2016 relative to the same periods in 2015, increased competition, macroeconomic and geopolitical factors, including foreign currency and a number of terrorism events, among other factors.

TripAdvisor-branded Display-based Advertising and Subscription Revenue

For the years ended December 31, 2016, 2015 and 2014, 24%, 22% and 21%, respectively, of our Hotel segment revenue was derived from our TripAdvisor-branded display based advertising and subscription revenue, which primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue (or Business Advantage, formerly Business Listings). Our TripAdvisor-branded display-based advertising and subscription revenue increased by $10 million or 4%, and $39 million or 17%, during the years ended December 31, 2016 and 2015, respectively, when compared to the same periods in 2015 and 2014. Display-based advertising revenue and subscription revenue each grew at comparable rates during these periods.

2016 vs. 2015

The increase in display-based advertising revenue was primarily due to a slight increase in pricing, as well as impressions sold during the year, while the increase in subscription revenue was a result of increased sales productivity in 2015 which also benefitted 2016, as well as increased pricing and improvements in customer retention rates. The display-based advertising and subscription revenue growth rate decelerated during the year ended December 31, 2016, when compared to the same period in 2015, primarily due to the decline in the number of impressions sold for display-based advertising and lower sales productivity in 2016 for subscription revenue.

2015 vs. 2014

The increase in display-based advertising revenue was a result of an increase in the number of impressions sold, due to increased sales productivity, as well as increased sellable inventory due to traffic growth and introduction of new products and features, partially offset by a slight decrease in pricing, while the increase in subscription revenue was primarily related to increased sales productivity.

Other Hotel Revenue

For the years ended December 31, 2016, 2015 and 2014, 13%, 12% and 12%, respectively, of our Hotel segment revenue was derived from other hotel revenues. Our other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as smartertravel.com, independenttraveler.com, and bookingbuddy.com, including click-based advertising revenue, display-based advertising revenue and room reservations sold through these websites.  Our other hotel revenue increased by $4 million and $16 million during the years ended December 31, 2016 and 2015, respectively, when compared to the same periods in 2015 and 2014.

Non-Hotel Segment

For the years ended December 31, 2016, 2015 and 2014, our Non-Hotel segment revenue accounted for 20%, 15% and 9%, respectively, of our total consolidated revenue.  Our Non-Hotel segment revenue increased by $61 million or 27%, for the year ended December 31, 2016, when compared to the same period in 2015, primarily driven by increased bookings in 2016 and 2015 across all businesses.

Our Attractions business benefitted in 2016 from an increase in supply of attraction listings and attraction partners, continued growth in our user base globally, and enhanced user experience from the introduction of new features, such as attractions on instant booking for mobile, which enables users to purchase tickets and tours seamlessly without leaving the mobile app. These factors are all contributing to more consumer choice, increased conversion, and continued revenue growth as a result of increased bookings.  In our Restaurants business, we have experienced continued revenue growth due to increased bookings in our more established markets and additionally from expansion into new markets.  In our Vacation Rentals business we continued to see an increase in property listings, as well as increased revenue during the year ended December 31, 2016, when compared to the same periods in 2015, primarily due to continued growth in our free-to-list model and increased bookings during the year.

Our Non-Hotel segment revenue increased $118 million during the year ended December 31, 2015 when compared to the same period in 2014. This was driven by growth in our Vacation Rentals business, primarily due to growth in our free-to-list commission-based booking model, and $96 million in incremental revenue during the years ended December 31, 2015, when compared to the same period in 2014, related to our Attractions and Restaurants businesses, which Viator and Lafourchette were acquired in August 2014 and May 2014, respectively.

Adjusted EBITDA in our Non-Hotel segment decreased $22 million and $2 million during the years ended December 31, 2016 and 2015, respectively, when compared to the same periods in 2015 and 2014.  The decrease during the year ended December 31, 2016, when compared to the same period in 2015, was primarily due to increased personnel and overhead costs of $47 million, in addition to increased online traffic acquisition costs and merchant credit card and transaction fees, which more than offset the increase in revenue.  Adjusted EBITDA in our Non-Hotel Segment was relatively flat for the year ended December 31, 2015 when compared to the same period in 2014. The Attractions, Restaurants and Vacation Rentals businesses are all at the earlier stages of their growth and business life cycle which require early investment to fund growth initiatives, such as additional personnel, and a contributing factor to this reportable segment operating at a loss for the periods presented.

Revenue by Geography

The following table presents our revenue by geographic region. Revenue by geography is based on the geographic location of our websites:

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in millions)
Revenue by geographic region:
North America (1)	$830	$775	$629	7%	23%
EMEA (2)	454	473	405	(4%)	17%
APAC (3)	144	172	156	(16%)	10%
LATAM (4)	52	72	56	(28%)	29%
Total	$1,480	$1,492	$1,246	(1%)	20%

(1)	United States and Canada
(2)	Europe, Middle East, and Africa
(3)	Asia-Pacific
(4)	Latin America

Revenue outside of North America, or international revenue, decreased $67 million or 9% during the year ended December 31, 2016, when compared to the same period in 2015 and increased $100 million or 16% during the year ended December 31, 2015, when compared to the same period in 2014. International revenue represented 44%, 48%, and 50% of total revenue during the years ended December 31, 2016, 2015, and 2014, respectively. Our international revenue growth rate decelerated during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to the overall decrease in revenue per hotel shopper, which is explained above. Our international revenue also declined as a percentage of total revenue during the year ended December 31, 2016 when compared to the same period in 2015. We believe this was largely due to the timing of our instant booking feature rollout in international markets during the first half of this year, and its associated dilutive impact to TripAdvisor-branded click-based and transaction revenue, as compared to the rollout in our U.S market, which was completed in the third quarter of 2015, and to a lesser extent the negative impact to total revenue from the fluctuation of foreign currency exchange rates.  Although international revenue increased, our international revenue growth rate slowed and international revenue, as a percentage of total revenue, declined slightly during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to the impact of fluctuations in foreign currency exchange rates, specifically the prolonged weakness of the Euro, in addition to our accelerated rollout of instant booking in the U.K. in the third quarter of 2015, which had a dilutive impact on international revenue in 2015. In addition, our international hotel shoppers have generally monetized at lower revenue per hotel shopper rates than hotel shoppers in the U.S. market for all periods presented.

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

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in millions)
Direct costs	$51	$43	$31	19%	39%
Personnel and overhead	20	15	9	33%	67%
Total cost of revenue	$71	$58	$40	22%	45%
% of revenue	4.8%	3.9%	3.2%

2016 vs. 2015

Cost of revenue increased $13 million during the year ended December 31, 2016, when compared to the same periods in 2015, primarily due to increased direct costs from merchant credit card and transaction fees of $5 million, driven by additional transaction costs from growth in our Attractions and Vacation Rentals free-to-list businesses, and to a lesser extent increased personnel costs from increased headcount needed to support business growth and customer support primarily in our Non-Hotel segment.

2015 vs. 2014

Cost of revenue increased $18 million during the year ended December 31, 2015, when compared to the same periods in 2014, primarily due to increased direct costs from merchant credit card and transaction fees of $9 million, driven by additional transaction costs from our 2014 business acquisition of our Attractions business and growth in our Vacation Rentals free-to-list business; and to a lesser extent increased personnel costs from additional headcount to support business growth and customer support, primarily in our Non-Hotel segment. Our Attractions and Restaurants businesses, which Viator and Lafourchette were acquired in August 2014 and May 2014, respectively, added an incremental $15 million to our cost of revenue for the year ended December 31, 2015, of which an incremental $6 million was related to personnel and overhead.

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising, television and other offline advertising, and public relations. In addition, our indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation and bonuses for sales, sales support, customer support and marketing employees.

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in millions)
Direct costs	$554	$514	$347	8%	48%
Personnel and overhead	202	178	155	13%	15%
Total selling and marketing	$756	$692	$502	9%	38%
% of revenue	51.1%	46.4%	40.3%

2016 vs. 2015

Direct selling and marketing costs increased $40 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to increased SEM and other online traffic acquisition costs of $79 million, partially offset by a decrease in costs related to the cessation of our television advertising campaign.  We spent $51 million on our television advertising campaign during the year ended December 31, 2015 in our Hotel segment, which we did not incur during the year ended December 31, 2016.  Personnel and overhead costs increased $24 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to an increase in headcount in our Non-Hotel segment, which was needed to support business growth.

2015 vs. 2014

Direct selling and marketing costs increased $167 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to increased SEM and other online traffic acquisition costs and increased costs related to our television campaign.  During the year ended December 31, 2015, we spent $51 million on our television advertising campaign, all within our Hotel segment.  Personnel and overhead costs increased $23 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to incremental personnel costs related to our 2014 business acquisitions in Attractions (Viator purchased in August 2014) and Restaurants (Lafourchette acquired in May 2014).  Our Attraction and Restaurant businesses added an incremental $68 million to our selling and marketing expenses for the year ended December 31, 2015, of which an incremental $20 million was related to personnel and overhead, with the remaining incremental costs primarily related to SEM and other online traffic acquisition costs.

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

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in millions)
Personnel and overhead	$213	$174	$147	22%	18%
Other	30	33	24	(9%)	38%
Total technology and content	$243	$207	$171	17%	21%
% of revenue	16.4%	13.9%	13.7%

2016 vs. 2015

Technology and content costs increased $36 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to increased personnel costs, including an increase of $12 million in stock-based compensation, from increased headcount needed to support business growth, including international expansion and enhanced site features.

2015 vs. 2014

Technology and content costs increased $36 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as incremental personnel costs related to our 2014 business acquisitions in Attractions (Viator purchased in August 2014) and Restaurants (Lafourchette acquired in May 2014).  Our Attractions and Restaurants businesses added an incremental

$15 million to our technology and content expenses for the year ended December 31, 2015, of which an incremental $9 million was related to personnel and overhead.

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

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in millions)
Personnel and overhead	$101	$106	$87	(5%)	22%
Professional service fees and other	42	104	41	(60%)	154%
Total general and administrative	$143	$210	$128	(32%)	64%
% of revenue	9.7%	14.1%	10.3%

2016 vs. 2015

General and administrative costs decreased $67 million during the year ended December 31, 2016, when compared to the same period in 2015.  Personnel costs and overhead costs decreased $5 million during the year ended December 31, 2016, when compared to the same period in 2015.  Professional service fees and other also decreased $62 million during the year ended December 31, 2016, when compared to the same period in 2015, primarily due to a non-cash charitable contribution of $67 million during the year ended December 31, 2015, discussed below, which did not reoccur in 2016, partially offset by increased consulting costs, non-income taxes, and bad debt expense.

2015 vs. 2014

General and administrative costs increased $82 million during the year ended December 31, 2015, when compared to the same period in 2014, primarily due to an increase in charitable contributions of $59 million.  During the year ended December 31, 2015, we made a $67 million non-cash charitable contribution to settle our pledge obligation to the TripAdvisor Charitable Foundation, while we recorded a charitable contribution of $8 million in the year ended December 31, 2014, which was settled in cash.  See “Note 17— Segments and Geographic Information” in the notes to our consolidated financial statements in Item 8 for additional information.  Personnel costs and overhead costs also increased $19 million, which was related to an increase in headcount to support our business operations, as well as incremental personnel costs related to our 2014 business acquisitions in Attractions (Viator purchased in August 2014) and Restaurants (Lafourchette acquired in May 2014).  Our Attractions and Restaurants businesses added an incremental $11 million to our general and administrative expenses for the year ended December 31, 2015, of which an incremental $8 million was related to personnel and overhead.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, our corporate headquarters building and amortization of capitalized software and website development costs.

	Year ended December 31,
	2016	2015	2014
	(in millions)
Depreciation	$69	$57	$47
% of revenue	4.7%	3.8%	3.8%

Depreciation expense increased $12 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to increased amortization related to capitalized software and website development costs of $9 million and incremental depreciation on our corporate headquarters building of $1 million. Depreciation expense increased $10 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to increased amortization related to capitalized software and website development costs of $7 million and incremental depreciation on our corporate headquarters building of $2 million. Refer to “Note 13— Commitments and Contingencies”  in the notes to our consolidated financial statements in Item 8 for additional information on our corporate headquarters asset.

Amortization of Intangible Assets

Amortization consists of the amortization of purchased definite-lived intangibles.

	Year ended December 31,
	2016	2015	2014
	(in millions)
Amortization of intangible assets	$32	$36	$18
% of revenue	2.2%	2.4%	1.4%

Amortization of intangible assets decreased $4 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to the completion of amortization related to certain intangible assets from previous business acquisitions.  Amortization of intangible assets increased $18 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to incremental amortization from purchased definite lived intangibles related to our 2014 business acquisitions. Refer to “Note 3— Acquisitions and Dispositions” in the notes to our consolidated financial statements in Item 8 for additional information on our acquisitions.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2011 Credit Facility, 2015 Credit Facility, 2016 Credit Facility, and Chinese Credit Facilities, as well as interest on our financing obligation related to our corporate headquarters.

	Year ended December 31,
	2016	2015	2014
	(in millions)
Interest expense	$(12)	$(10)	$(9)

Interest expense increased $2 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to an increase of $3 million in interest imputed on our financing obligation related to our corporate headquarters lease in 2016, partially offset by a decrease in interest incurred due to lower average outstanding borrowings during the year ended December 31, 2016.  Interest expense increased $1 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to interest imputed on our financing obligation related to our corporate headquarters lease of approximately $4 million in 2015, partially offset by a decrease in interest incurred due to lower average outstanding borrowings during 2015.  Refer to “Note 9— Debt”  and “Note 13— Commitments and Contingencies” in the notes to our consolidated financial statements in Item 8 for additional information on our outstanding borrowing facilities and our financing obligation related to our corporate headquarters, respectively.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned and amortization of discounts and premiums on our marketable securities, net foreign currency exchange gains and losses, and gains and losses on sales of our marketable securities and sale of businesses.

	Year ended December 31,
	2016	2015	2014
	(in millions)
Interest income and other, net	$(3)	$17	$(9)

2016 vs. 2015

Interest income and other, net decreased during the year ended December 31, 2016, when compared to the same period in 2015, primarily due to a $20 million gain from sale of business of one of our Chinese subsidiaries in 2015 that did not reoccur in 2016.

2015 vs. 2014

Interest income and other, net increased during the year ended December 31, 2015, when compared to the same periods in 2014, primarily due to the fluctuation of foreign currency exchange rates and a $20 million gain from the sale of one of our Chinese subsidiaries during 2015.   Refer to “Note 3— Acquisitions and Dispositions” in the notes to our consolidated financial statements in Item 8 for additional information on the sale of this business.

Provision for Income Taxes

	Year ended December 31,
	2016	2015	2014
	(in millions)
Provision for income taxes	$31	$41	$96
Effective tax rate	20.5%	17.2%	29.8%

Our effective tax rate is generally less than the federal statutory rate in the United States primarily due to earnings in jurisdictions outside the United States, where our effective tax rate is lower. This is partly driven by a statutory tax rate in the United Kingdom of 20% and our tax incentive of 5% tax rate on qualifying income in Singapore granted by the Singapore Economic Development Board in 2011.  This incentive provides for a reduced tax rate on qualifying income of 5% as compared to Singapore’s statutory tax rate of 17% and is conditional upon our meeting certain employment and investment thresholds, which the Company has met through 2016. Our effective tax rate is partially offset by state income taxes, non-deductible stock compensation and accruals on uncertain tax positions.

2016 vs. 2015

Our effective tax rate increased to 20.5% during the year ended December 31, 2016 from 17.2% in the same period in 2015.  The change in the effective tax rate for 2016 compared to the 2015 rate was primarily due to a change in jurisdictional earnings, which includes a non-cash charitable contribution during the year ended December 31, 2015, which did not reoccur in 2016, and the recognition of prior year tax benefits in response to a recent U.S. Tax Court ruling in regards to Altera Corporation on the treatment of stock-based compensation in cost-sharing arrangements, both of which are discussed below.

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

Tax Court ruling in regards to Altera Corporation on the treatment of stock-based compensation in cost-sharing arrangements.  Refer to “Note 10 — Income Taxes” in the notes to our consolidated financial statements in Item 8 for a discussion regarding the Altera Corporation court ruling. The decline in our effective tax rate was also partly driven by a decrease in the statutory tax rate in the United Kingdom from 21% to 20% in 2015

Adjusted EBITDA

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

	Year ended December 31,
	2016	2015	2014
	(in millions)
Net income	$120	$198	$226
Provision for income taxes	31	41	96
Other expense (income), net	15	(7)	18
Other non-recurring expenses	-	2	-
Non-cash charitable contribution (1)	-	67	-
Stock-based compensation	85	72	63
Amortization of intangible assets	32	36	18
Depreciation	69	57	47
Adjusted EBITDA	$352	$466	$468

(1)

During the fourth quarter of 2015, we incurred an expense in the amount of $67 million to reflect a non-cash contribution to The TripAdvisor Charitable Foundation (the “Foundation”), which was recorded to general and administrative expense in our consolidated statement of operations. We settled this obligation in treasury shares based on the fair value of our common stock on the date the shares were issued to the Foundation. Given the use of stock to settle the obligation, the amount has been excluded from Adjusted EBITDA. TripAdvisor does not expect to make any future contributions to the Foundation. Refer to “Note 17 – Segments and Geographic Information” for a discussion of this charitable contribution.

Liquidity and Capital Resources

The following section explains how we have generated and used our cash historically, describes our current capital resources and discusses our future known financial commitments.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,
	2016	2015	2014
	(in millions)
Net cash provided by (used in):
Operating activities	$321	$418	$407
Investing activities	(163)	(58)	(233)
Financing activities	(143)	(189)	(61)

Our principal source of liquidity is cash flows generated from operations, although liquidity needs can also be met through drawdowns under our 2015 Credit Facility, 2016 Credit Facility and Chinese Credit Facilities. As of December 31, 2016 and 2015, we had $746 million and $698 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of December 31, 2016 approximately $476 million of our cash, cash equivalents and all, or $134 million of short and long-term available-for-sale marketable securities, were held by our international subsidiaries, primarily in the United Kingdom. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $828 million as of December 31, 2016. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. To date, we have permanently reinvested our foreign earnings outside of the United States and we currently do not intend to repatriate these earnings to fund U.S. operations. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. The majority of cash on hand is denominated in U.S. dollars.

As of December 31, 2016, we had outstanding borrowings of $91 million in long-term debt, within our U.S subsidiaries, and approximately $906 million of borrowing capacity available under our 2015 Credit Facility, which we are currently borrowing under a one-month interest period at 2.0% per annum, which will reset periodically. In addition, we had outstanding borrowings of $73 million in short-term debt, within our subsidiaries outside the U.S., and no additional borrowing capacity available under our 2016 Credit Facility, which we are currently borrowing under a one-month interest period at 1.9% per annum, which will also reset periodically. Finally, as of December 31, 2016, we had current borrowings of $7 million and approximately $33 million of available borrowing capacity under our Chinese Credit Facilities, which currently bear interest at a rate based on 100% of the People’s Bank of China’s base rate, or 4.35%. For further discussion on our credit facilities, see below, and also refer to “Note 9— Debt” in the notes to our consolidated financial statements in Item 8.

Historically, the cash we generate from operations has been sufficient to fund our working capital requirements, capital expenditures and to meet our long term debt obligations and other financial commitments. Management believes that our cash, cash equivalents and available-for-sale marketable securities, combined with expected cash flows generated by operating activities and available cash from our credit facilities, will be sufficient to fund our ongoing working capital requirements, capital expenditures and business growth initiatives; meet our long term debt obligations, lease commitments and other financial commitments; and fund any potential share repurchases or potential acquisitions for at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital, including refinancing or incurring additional debt, when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business growth initiatives, either of which could have a material adverse effect on our future financial condition or results of operations.

2016 vs. 2015

Operating Activities

For the year ended December 31, 2016, net cash provided by operating activities decreased by $97 million or 23% when compared to the same period in 2015, primarily due to a decrease in net income of $78 million and a decrease in working capital movements of $11 million, primarily due to the timing of vendor payments, income tax payments, and collection of receivables, as well as a lower income tax provision in 2016.

Investing Activities

For the year ended December 31, 2016, net cash used in investing activities increased by $105 million when compared to the same period in 2016, primarily due to a net increase in cash used for the purchases, sales and maturities of our marketable securities of $103 million, net proceeds from the sale of one of our Chinese subsidiaries of $25 million in 2015 which did not reoccur in 2016, and a net increase in cash paid for business acquisitions and other investments of $14 million, partially offset by a decrease in capital expenditures of $37 million, primarily related to the completion of our corporate headquarters building in mid-2015.

Financing Activities

For the year ended December 31, 2016, net cash used in financing activities decreased by $46 million when compared to the same period in 2015, primarily due to: (i) a repayment of our 2011 credit facility of $300 million in 2015, (ii) a decrease in borrowings of $186 million in 2016 from our 2015 Credit Facility, (iii) incremental borrowings of $3 million and a decrease in repayments of $40 million in 2016 on our Chinese Credit Facilities, (iv) a decrease in tax withholding payments of $58 million  and cash received for stock option exercises of $5 million in 2016 primarily related to a decrease in the number of stock options exercised and lower average stock price in 2016, and (v) borrowings on our 2016 Credit Facility of $73 million in 2016; partially offset by (i) an increase in repayments of $120 million in 2016 related to our 2015 Credit Facility, (ii) payments of $105 million for common stock share repurchases under our authorized share repurchase program in 2016, and (iii) $12 million in lease incentive payments received related to our corporate headquarters in 2015 that did not reoccur in 2016.

2015 vs. 2014

Operating Activities

For the year ended December 31, 2015, net cash provided by operating activities increased by $11 million or 3% when compared to the same period in 2014, primarily driven by an increase in non-cash items affecting cash flows of $55 million, which is primarily due to an increase in the following items: stock-based compensation; depreciation; amortization of intangibles; and charitable contributions, partially offset by deferred tax benefits and gain on sale of a business, all of which was partially offset by a decrease in net income of $28 million and working capital movements of $16 million. The decrease in working capital movements of $16 million was primarily related to an overall lower income tax provision for 2015, partially offset by an increase in operating cash flow from deferred merchant payables.

Investing Activities

For the year ended December 31, 2015, net cash used in investing activities decreased by $175 million when compared to the same period in 2014, primarily due to a net decrease in cash paid for business acquisitions of $302 million and net proceeds from the sale of one of our Chinese subsidiaries of $25 million in 2015, partially offset by a net increase in cash used for the purchases, sales and maturities of our marketable securities of $125 million, and an increase in capital expenditures of $28 million, primarily driven by expenditures on our corporate headquarters.

Financing Activities

For the year ended December 31, 2015, net cash used in financing activities increased by $128 million when compared to the same period in 2014, primarily due to the repayment of our Term Loan of $300 million in 2015, or an incremental outflow of $260 million, partial repayment of our outstanding borrowings related to our 2015 Credit Facility of $90 million, incremental repayments of our outstanding borrowings related to our Chinese Credit Facilities of $38 million, and an increase in tax withholding payments of $40 million primarily related to increased exercises of stock options, partially offset by net borrowings on our 2015 Credit Facility of $287 million, and receipts of $12 million in lease incentive payments related to our corporate headquarters building financing obligation.

Cash Requirements

The following table aggregates our material contractual obligations and minimum commercial commitments as of December 31, 2016:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
2015 Credit Facility, 2016 Credit Facility, and Chinese Credit Facilities (1)	$171	$80	$—	$91	$—
Expected interest payments on 2015 Credit Facility (2)	7	2	4	1	—
Expected commitment fee payments on 2015 Credit Facility (3)	7	2	4	1	—
Property leases, net of sublease income (4)	248	25	51	52	120
Total (5)(6)	$433	$109	$59	$145	$120

(1)

Debt repayment amounts assume that our existing debt under our 2015 Credit Facility is repaid at the end of the credit agreement and do not assume additional borrowings or refinancing of existing debt. See “Note 9— Debt” in the notes to the consolidated financial statements in Item 8 for additional information on our 2015 Credit Facility, 2016 Credit Facility, and Chinese Credit Facilities.

(2)

The amounts included as expected interest payments in this table are based on the effective interest rate as of December 31, 2016, but, could change significantly in the future. Amounts assume that our existing debt is repaid at the end of the credit agreement and do not assume additional borrowings or refinancing of existing debt.
(3)

The amounts included as expected commitment fee payments in this table are based on the unused portion of credit facility, issued letters of credit, and current effective commitment fee rate as of December 31, 2016, however, these variables could change significantly in the future.

(4)

Estimated future minimum rental payments under operating leases with non-cancelable lease terms, including our corporate headquarters lease in Needham, MA. See discussion under “Office Lease Commitments” below.

(5)

Excluded from the table was $108 million of unrecognized tax benefits, including interest, that we have recorded in other long-term liabilities for which we cannot make a reasonably reliable estimate of the amount and period of payment.  We do not anticipate any material changes in the next year.

(6)	Excluded from the table was $3 million of undrawn standby letters of credit, related to our property leases.

2015 Credit Facility

On June 26, 2015, we entered into a five year credit agreement (the “2015 Credit Facility”) with a group of lenders and immediately borrowed $290 million, which was used to repay all outstanding borrowings pursuant to the 2011 Credit Facility (as described in “Note 9 — Debt” in the notes to the consolidated financial statements in Item 8). The 2015 Credit Facility, among other things, provides for (i) a $1 billion unsecured revolving credit facility, (ii) an interest rate on borrowings and commitment fees based on the Company’s and its subsidiaries’ consolidated leverage ratio; and (iii) uncommitted incremental revolving loan and term loan facilities, subject to compliance with a leverage covenant and other conditions. Any overdue amounts under or in respect of the 2015 Credit Facility not paid when due shall bear interest at (i) in the case of principal, the applicable interest rate plus 2.00% per annum, (ii) in the case of interest denominated in Sterling or Euro, the applicable rate plus 2.00% per annum; and (iii) in the case of interest denominated in US dollars, 2.00% per annum plus the Alternate Base Rate plus the interest rate spread applicable to ABR loans. The Company may borrow from the 2015 Credit Facility in U.S dollars, Euros and British pound sterling with a term of five years expiring June 26, 2020.

There is no specific repayment date prior to the end of the five-year agreement for our outstanding borrowings under the 2015 Credit Facility. During the year ended December 31, 2016, the Company borrowed an additional $101 million and repaid $210 million of our outstanding borrowings on the 2015 Credit Facility.  Based on the Company’s current leverage ratio, our borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. As of December 31, 2016, the Company had $91 million in outstanding borrowings under this facility and was borrowing under a one-month interest period of 2.0% per annum, which was determined using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period. We are also required to pay a quarterly commitment fee, on the daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20.0 basis points, given the Company’s current leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of December 30, 2016, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of the Company have agreed to guarantee the Company’s obligations under the 2015 Credit Facility.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under 2015 Credit Facility.  As of December 31, 2016, we are in compliance with all of our debt covenants.

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

We borrowed $73 million from this uncommitted credit facility in September 2016. These funds were used for general working capital needs of the Company, primarily for partial repayment of our long term debt, and the liability is recorded in short-term liabilities on our consolidated balance sheet as of December 31, 2016. The Company was borrowing under a one-month interest period of 1.9% per annum at December 31, 2016, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period.

Chinese Credit Facilities

In addition to our borrowings under the 2015 Credit Facility and 2016 Credit Facility, we maintain two credit facilities in China (jointly, the “Chinese Credit Facilities”). As of December 31, 2016 and December 31, 2015, we had short-term borrowings outstanding of $7 million and $1 million, respectively.

We are parties to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Our Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of December 31, 2016.  As of December 31, 2016, there are no outstanding borrowings under the Chinese Credit Facility—BOA.

We are also parties to a RMB 70,000,000 (approximately $10 million), one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”) which was reduced from RMB 125,000,000 (approximately $18 million) during the year ended December 31, 2016. Our Chinese Credit Facility—JPM currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of December 31, 2016.  As of December 31, 2016, we had $7 million of outstanding borrowings from the Chinese Credit Facility – JPM.

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

Upon completion of construction at end of the second quarter of 2015, we evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under GAAP. We concluded that we have forms of continued economic involvement in the facility, and therefore did not meet the provisions for sale-leaseback accounting. This determination was based on the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Therefore, the Lease is accounted for as a financing obligation. Accordingly, we began depreciating the building asset over its estimated useful life and incurring interest expense related to the financing obligation imputed using the effective interest rate method. We bifurcate our lease payments pursuant to the Premises into: (i) a portion that is allocated to the building (a reduction to the financing obligation) and; (ii) a portion that is allocated to the land on which the building was constructed.  The portion of the lease obligations allocated to the land is treated as an operating lease that commenced in 2013. The financing obligation is considered a long-term finance lease obligation and is recorded to long-term liabilities on our consolidated balance sheet.  At the end of the lease term, the carrying value of the building asset and the remaining financing obligation are expected to be equal, at which time we may either surrender the leased asset as settlement of the remaining financing obligation or extend the initial term of the lease for the continued use of the asset. In the years ended December 31 2016, 2015, and 2014, the Company recorded $7 million, $4 million, and $0 million of interest expense, respectively, $3 million, $2 million, and $0 million of depreciation expense, respectively, and $2 million, $1 million, $1 million, of rent expense in general and administrative expense on our consolidated statements of operations, respectively, related to the Premises.

We also lease an aggregate of approximately 465,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, in cities such as, New York, Boston, London, Sydney, Barcelona, Paris, and Beijing, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in June 2027.

As of December 31, 2016, future minimum commitments under our corporate headquarters lease and other non-cancelable operating leases for office space with terms of more than one year and contractual sublease income were as follows:

Year	Corporate Headquarters Lease (1)	Other Operating Leases	Sublease Income	Total Lease Commitments (Net of Sublease Income)
	(in millions)
2017	$9	$17	$(1)	$25
2018	9	17	(1)	25
2019	9	18	(1)	26
2020	9	17	—	26
2021	10	16	—	26
Thereafter	87	33	—	120
Total minimum lease payments	$133	$118	$(3)	$248

(1)

Amount includes an $84 million financing obligation, which we have recorded in other long-term liabilities on our consolidated balance sheet at December 31, 2016, related to our corporate headquarters lease.

Off-Balance Sheet Arrangements

As of December 31, 2016, other than the items discussed above, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

By virtue of previously filed consolidated income tax returns filed with Expedia, we are currently under an IRS audit for the 2009, 2010, and 2011 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the 2012 and 2013 tax years and have commenced an employment tax audit with the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes.  We are no longer subject to tax examinations by tax authorities for years prior to 2008.  As of December 31, 2016, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia. As of December 31, 2016, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

In January 2017, as part of the Company’s IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009 and 2010 tax years.  These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $10 million to $14 million after consideration of competent authority relief, exclusive of interest and penalties.  We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies.  Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.  In addition to the risk of additional tax for 2009 and 2010 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities.

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

See “Note 10— Income Taxes” in the notes to our consolidated financial statements in Item 8 for further information on potential contingencies surrounding current audits by the IRS and various other domestic and foreign tax authorities, and other income tax matters.

Certain Relationships and Related Party Transactions

For information on our relationships with Expedia and Liberty TripAdvisor Holdings, Inc. refer to “Note 16 —Related Party Transactions” in the notes to our consolidated financial statements in Item 8.

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

Business Combination Valuations and Recoverability of Goodwill, Indefinite and Definite-Lived Intangible Assets

Business Combination Valuations and Goodwill. We account for acquired businesses using the purchase method of accounting which requires that the tangible assets and identifiable intangible assets acquired and assumed liabilities be recorded at the date of acquisition at their respective fair values. Any excess purchase price over the estimated fair value of the net tangible and intangible assets acquired is allocated to goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer and supplier relationships, acquired technology and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Valuations are performed by management or third party valuation specialists under management's supervision, where appropriate.

We assess goodwill, which is not amortized, for impairment annually during the fourth quarter, or more frequently, if events and circumstances indicate impairment may have occurred. We test goodwill for impairment at the reporting unit level. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill. We have determined each of our operating segments with goodwill represents a reporting unit for the purpose of assessing impairment for our 2016 impairment analysis.

In the evaluation of goodwill for impairment, we generally first perform a qualitative assessment to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that the estimated fair value of the reporting unit is less than the carrying amount. However, the Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Periodically, we may choose to forgo the initial qualitative assessment and proceed directly to a quantitative analysis to assist in our annual evaluation. When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, such as the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, and the amount of time in between quantitative fair value assessments and the date of acquisition to establish an updated baseline quantitative analysis. During a qualitative assessment, if we determine that it is not more likely than not that the implied fair value of the goodwill is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the goodwill is less than its carrying amount, we then perform a quantitative assessment and compare the estimated fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

In determining the estimated fair values of reporting units in a quantitative goodwill impairment test, we generally use a blend, of the following recognized valuation methods: the income approach (discounted cash flows model) and the market valuation approach, which we believe compensates for the inherent risks of using either model on a stand-alone basis. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: weighted average cost of capital; long-term rate of growth and profitability of the reporting unit; income tax rates and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison to comparable publicly traded firms in similar lines of business and other precedent transactions. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and/or income multiples in estimating the fair value of the reporting units. Valuations are performed by management or third party valuation specialists under management's supervision, where appropriate. We believe that the estimated fair values assigned to our reporting units in impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. During the Company's annual goodwill impairment test during the fourth quarter of 2016, a qualitative assessment of the Hotel, Vacation Rentals and Attraction reporting units' goodwill was performed, and a quantitative assessment of the Restaurant reporting unit goodwill was performed. For fiscal 2016, we determined the fair value of all our reporting units were significantly in excess of their carrying values. Accordingly, we did not recognize any impairment charges during the year ending December 31, 2016. During fiscal 2016, there were no significant changes in any of our estimates or assumptions that had a material impact on the outcome of our impairment calculations. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

As part of our qualitative assessment for our 2016 goodwill impairment analysis of our Hotel, Vacation Rentals and Attractions reporting units, the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) evaluation of our current and future forecasted financial results (f) comparison of our current financial performance to historical and budgeted results, (g) changes in excess market capitalization over book value based on our common stock price and other market specific information, (h) changes in estimates and/or assumptions since the last quantitative analysis, (i) changes in the regulatory environment; and (j) changes in strategic outlook or organizational structure and leadership of the reporting units. As part of our quantitative assessment for our Restaurants reporting unit we determined its estimated fair value using a blend of an income approach (discounted cash flow model) and market valuation approach using an equal weighting. We concluded the estimated fair value was significantly in excess of its carrying value. We also performed a sensitivity analysis, calculating estimated fair values using different rates for the weighted-average cost of capital and long-term rates of growth in the income approach and different revenue/income multiples in our market approach and the estimated fair value remained in excess of its carrying value.

Indefinite-Lived Intangible Assets. Intangible assets that have indefinite lives are not amortized and are tested for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of indefinite-lived intangible assets that is subject to annual assessment for impairment is $30 million at December 31, 2016 and consists of trademarks and tradenames. Similar to the qualitative assessment for goodwill, we may assess qualitative factors to determine if it is more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount, we compare the implied fair value of the indefinite-lived asset with its carrying amount. If the carrying value of an individual indefinite-lived intangible asset exceeds its implied fair value, the individual asset is written down by an amount equal to such excess. The assessment of qualitative factors is optional and at our discretion. We may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and resume performing the qualitative assessment in any subsequent period. We base our measurement of fair value of indefinite-lived intangible assets using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate future revenues, the appropriate royalty rate and the weighted average cost of capital. The use of different estimates or assumptions in determining the fair value of our indefinite-lived intangible assets may result in different values for these assets, which could result in impairment, or, in the period in which an impairment is recognized, could result in a materially different impairment charge. During the Company's annual indefinite-lived intangible impairment test during the fourth quarter of 2016, a qualitative assessment was performed. As part of our qualitative assessment we considered, amongst other factors, the amount of excess fair value of our trade names and trademarks to the carrying value of those same assets, using the results of our most recent quantitative assessment, while also considering changes in estimates and/or assumptions since the last quantitative analysis. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that our indefinite-lived intangible assets were not impaired as of December 31, 2016.

Definite-Lived Intangible Assets and Other Long-Lived Assets. Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of one to twelve years. The straight-line method of amortization is currently used for our definite-lived intangible assets as it approximates, to date, or is our best estimate, of the distribution of the economic use of our identifiable intangible assets. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.

Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset of the group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured by the amount that the carrying values, of such asset groups, exceed their fair value and would be included in operating income on the consolidated statement of operations. We have not identified any circumstances that would warrant an impairment charge for any recorded definite lived or other long term assets, including our cost method investments, on our consolidated balance sheet at December 31, 2016.

The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in different fair values at the date of acquisition or in an impairment analysis or, in period in which an impairment is recognized, could result in a materially different impairment charge.

For additional information on our goodwill, indefinite-lived intangibles and definite-lived intangibles refer to “Note 8— Goodwill and Intangible Assets, Net” in the notes to our consolidated financial statements in Item 8.

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

See “Note 10— Income Taxes” in the notes to our consolidated financial statements in Item 8 for further information on income taxes.

Stock-Based Compensation

Stock Options

The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Stock options granted during the year ended December 31, 2016 have a term of ten years from the date of grant and generally vest over a four-year requisite service period.

During the year ended December 31, 2016, we issued 1,063,672 of primarily service based stock non-qualified stock options under our Amended and Restated 2011 Stock and Annual Incentive Plan (the “2011 Incentive tock Plan”) with a weighted average grant-date fair value per option of $22.95. We will amortize the fair value as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The estimated fair value of the options granted under the 2011 Incentive Plan to date, have been calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to fair value stock-based awards, which includes the risk-free rate of return, expected volatility, expected term and expected dividend yield.

Our risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. Our expected volatility is calculated by equally weighting the historical volatility and implied volatility on our own common stock.  Historical volatility is determined using actual daily price observations of our common stock price over a period equivalent to or approximate to the expected term of our stock option grants to date. Implied volatility represents the volatility calculated from the observed prices of our actively traded options on our common stock, with remaining maturities in excess of six months and market prices approximate to the exercise prices of the stock option grant.  We estimate our expected term using historical exercise behavior and expected post-vest termination data. Our expected dividend yield is zero, as we have not paid any dividends on our common stock to date and do not expect to pay any cash dividends for the foreseeable future.

Restricted Stock Units (RSUs)

RSUs are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests. During the year ended December 31, 2016, we issued 2,015,898 of primarily service based RSUs under the 2011 Incentive Plan with a weighted average grant date fair value per option of $63.71.  RSUs are measured at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value as stock-based compensation expense over the vesting term (generally a four-year requisite service period) on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. In the third quarter of 2016 we adopted new accounting guidance from the Financial Accounting Standards Board (“FASB”) on stock compensation, or ASU 2016-09, as described in “Recently Adopted Accounting Pronouncements” below and have elected to account for forfeitures as they occur, rather than continue to estimate expected forfeitures. Refer to “Note 4— Stock Based Awards and Other Equity Instruments” in the notes to our consolidated financial statements in Item 8 for further information on our equity award activity.

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
As of December 31, 2016 and 2015, our recorded capitalized software and website development costs, net of accumulated amortization, were $86 million and $71 million, respectively. For the years ended December 31, 2016 and 2015, we capitalized $62 million and $52 million, respectively, related to software and website development costs. For the years ended December 31, 2016, 2015 and 2014, we recorded amortization of capitalized software and website development costs of $46 million, $37 million and $30 million, respectively, which is included in depreciation expense on our consolidated statements of operations for those years.

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

Click-based advertising and transaction revenue. Click-based revenue is derived primarily from click-through fees charged to our travel partners for traveler leads sent to the travel partners’ website. We record revenue from click-through fees in the same period as when the traveler makes the click-through to the travel partners’ website. Our instant booking transaction model revenue is comprised of commissions earned on all valid instant booking reservations. In the transaction model, our instant booking commission revenue is recorded at the time a traveler books a hotel transaction on our partner’s site where we, as facilitator for such booking, do not assume associated cancellation risk. Under the other instant booking model, called the consumption model, we assume cancellation risk associated with booking, and we record that revenue in the month in which the traveler’s stay at a hotel occurs. We have no post-booking service obligations for all instant booking transactions, regardless of the model chosen.

Display-based and subscription-based advertising. We recognize display-based advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract. Subscription-based advertising revenue is recognized ratably over the related contractual period over which service is delivered.

Attractions. We work with local operators, or merchant partners, to provide travelers with access to tours and activities in popular destinations worldwide, earning a commission for such service. While the merchant of record, we receive cash from the consumer at the time of booking of the destination activity and record these amounts, net of commissions, as deferred merchant payables on our consolidated balance sheet. Commission revenue is recorded as deferred revenue at the time of booking and later recognized when the consumer has completed the destination activity. We pay the destination activity operators after the travelers’ use.  In transactions where we are not the merchant of record, we invoice and receive commissions directly from our merchant partners and record commission revenue when the consumer has completed the destination activity.

Restaurants. We recognize reservation revenues (or per seated diner fees) on a transaction-by-transaction basis as diners are seated by our restaurant customers. Subscription-based revenue is recognized ratably over the related contractual period over which the service is delivered.

Vacation Rentals. We generate revenue from customers for online advertising services related to the listing of their properties for rent primarily on either a subscription basis over a fixed-term, or on a commission basis for transactions that are booked on our platform. Payments for term-based subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably to revenue on a straight-line basis over the listing period. Our commission revenue is primarily generated on our free-to-list option, in lieu of a pre-paid subscription fee. When a commissionable transaction is booked on our platform, we receive cash from the traveler that includes both our commission, which is recorded as deferred revenue, and the amount due to the property owner, which is recorded to deferred merchant payables on our consolidated balance sheet.  We pay the amount due to the property owner and recognize our commission revenue at the time of the traveler’s stay. Additional revenues are also derived on a pay-per-lead basis, as we provide leads for rental properties to property managers. Pay-per-lead revenue is billed and recognized in the period when the leads are delivered to the property managers.

New and Recently Adopted Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued new accounting guidance which assist entities in evaluating when a set of transferred assets and activities is a business.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be applied prospectively to any transactions occurring within the period of adoption.  Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued new accounting guidance to simplify the accounting for goodwill impairment. The guidance removes Step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary.  The guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019 with early adoption permitted for any goodwill impairment tests performed after January 1, 2017 and will be applied prospectively. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued new accounting guidance which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.  Upon adoption, an entity may apply the new guidance only retrospectively to all prior periods presented in the financial statements.  We anticipate adopting this new guidance on January 1, 2018, on a retrospective basis, with no material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued new accounting guidance which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control within the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.  We anticipate adopting this new guidance on January 1, 2017, on a retrospective basis, with no material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  Upon adoption, an entity may apply the new guidance only on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures and our intended adoption date.

In August 2016, the FASB issued new accounting guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new guidance specifically addresses the following cash flow topics in an effort to reduce diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  Upon adoption, an entity may apply the new guidance only retrospectively to all prior periods presented in the financial statements. We anticipate adopting this new guidance on January 1, 2018, on a retrospective basis, and it is not expected to have a material impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued new accounting guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. For financial assets measured at amortized cost, this new guidance requires an entity to (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected, (2) recognize this allowance and changes in the allowance during subsequent periods through net income; and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this new guidance made several targeted amendments to the existing other-than-temporary impairment model, including (1) requiring disclosure of the allowance for credit losses, (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities, (3) limiting impairment to the difference between the amortized cost basis and fair value; and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted, including interim periods within those fiscal years beginning after December 15, 2018. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures and our intended adoption date.

In February 2016, the FASB issued new accounting guidance on leases that is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet at the present value of the lease payments. The new guidance will classify leases as either finance or operating leases, with classification determining the presentation of expenses and cash flows on our consolidated financial statements. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, which will require the recognition and measurement of leases at the beginning of the earliest comparative period presented in the financial statements using a modified retrospective approach.  We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, as well as still determining our adoption date.  We anticipate giving additional updates on our Form-10Q’s during the first and second quarters of 2017.

In January 2016, the FASB issued a new accounting update which amends the guidance on the classification and measurement of financial instruments. Although the accounting update retains many current requirements, it significantly revises accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The accounting update also amends certain fair value disclosures of financial instruments and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the entity’s evaluation of their other deferred tax assets. The update requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies at fair value, with fair value changes recognized through net income. This requirement does not apply to investments that qualify for equity method accounting, investments that result in consolidation of the investee or investments in which the entity has elected the practicability exception to fair value measurement. Under current U.S. GAAP, the Company's available-for-sale investments in equity securities with readily identifiable market value are remeasured to fair value each reporting period with changes in fair value recognized in accumulated other comprehensive income (loss). However, under the new accounting literature, fair value adjustments will be recognized through net income and could vary significantly quarter to quarter. For the investments currently accounted for under the cost method, an entity can elect to measure its investments, which do not have a readily determinable fair value, at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Additionally, this accounting update will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. In addition, this accounting update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost in the balance sheet. We anticipate adopting this new guidance on January 1, 2018 and are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers which will replace numerous requirements in GAAP, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The two permitted transition methods under this new accounting guidance are the full retrospective method, in which case the guidance would be applied to each prior reporting period presented and the cumulative effect of applying the guidance would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the guidance would be recognized at the date of initial application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted for fiscal years beginning after December 15, 2016.

During 2016, we have made measurable progress toward completing our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. We have established a cross-functional implementation team from across our organization and have made significant progress in the review of our contracts portfolio and our current accounting policies and practices to identify potential differences that could result from applying the requirements of the new standard to our revenue contracts.  We will continue to evaluate the impact that this new guidance will have, if any, on the Company’s consolidated financial statements and related disclosures and are still determining the method of adoption we will elect for this new guidance. We anticipate adopting this new guidance on January 1, 2018, and plan on giving additional updates on our progress and further conclusions on our Form-10Q’s during the first and second quarters of 2017.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued new accounting guidance on stock compensation, or ASU 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of stock-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the consolidated statement of cash flows.  The new guidance permits recognizing the impact of forfeitures on stock-based compensation as they occur or to recognize stock-based compensation expense net of expected forfeitures, requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the consolidated statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statement of cash flows.

We elected to early adopt the new guidance in the third quarter of 2016, which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits and tax deficiencies in our provision for income taxes rather than additional paid-in capital for all periods in 2016. There was no impact to our provision for income taxes as previously reported for 2015 or prior periods. Additionally, our consolidated statement of cash flows now present excess tax benefits as an operating activity on a retrospective basis. As a result of the retrospective implementation of this guidance, the impact on the consolidated statement of cash flows for the years ended December 31, 2015 and 2014 was an increase of $36 million and $20 million in cash flows from operating activities with an offsetting reduction in cash flows from financing activities. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $1 million reduction to retained earnings as of January 1, 2016.

Adoption of the new guidance resulted in the recognition of net excess tax expense and benefit in our provision for income taxes rather than additional paid-in capital.  As a result, we recorded $1 million of income tax benefit for the year ended December 31, 2016, and impacted our previously reported quarterly results for the three months ended March 31, 2016 and June 30, 2016, as follows:

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

Market Risk Management

We are exposed to certain market risks, including changes in interest rates and foreign currency exchange rates that could adversely affect our results of operations or financial condition. Our exposure to market risk includes our revolving credit facilities, derivative instruments and cash and cash equivalents, short term and long term marketable securities, accounts receivable, intercompany receivables, accounts payable and deferred merchant payables denominated in foreign currencies. We manage our exposure to these risks through established policies and procedures and by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign currency exchange rates. Our objective is to mitigate potential income statement, cash flow and market exposures from changes in foreign currency exchange rates and interest rates.

Interest Rates

Our current exposure to changes in interest rates relate primarily to our investment portfolio and the outstanding debt on our 2015 and 2016 Credit Facilities. Our interest income and expense is most sensitive to fluctuations in U.S. interest rates and Libor. Changes in interest rates affect the interest earned on our cash, cash equivalents and marketable securities and the fair value of those securities, as well as the amount of interest we pay on our outstanding debt.

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

In order to provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our current investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2016, a hypothetical 100 basis point increase in interest rates across all maturities would result in an approximate $1 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

As of December 31, 2016, we had $164 million of debt under our 2015 Credit Facility and 2016 Credit Facility, which both have a variable rate. The variable interest rate on the 2015 Credit Facility is based on current assumptions, leverage and LIBOR rates. The variable interest rate on the 2016 Credit Facility bears interest at LIBOR plus 112.5 basis points. Based on our current outstanding debt balance as of December 31, 2016, a 25 basis point change in our interest rates on our 2015 Credit Facility and 2016 Credit Facility would result in an increase or decrease to interest expense that would be less than $1 million per annum. We currently do not hedge our interest rate risk; however, we are continually evaluating the interest rate market, and if we become increasingly exposed to potentially volatile movements in interest rates, and if these movements are material, this could cause us to adjust our financing strategy.

We did not experience any material financial impact from changes in interest rates for the years ended December 31, 2016, 2015 or 2014.

Foreign Currency Exchange Rates

We conduct business in certain international markets, primarily the European Union, the United Kingdom, Singapore and Australia. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign currency exchange rates.

Some of our foreign subsidiaries maintain their accounting records in their respective local currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates may impact the translation of foreign financial statements into U.S. dollars. As a result, we face exposure to adverse movements in foreign currency exchange rates as the financial results of our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, revenue, operating expenses, operating income and net income. Similarly, our net assets, revenue, operating expenses, operating income and net income will decrease if the U.S. dollar strengthens against local currency. The effect of foreign currency exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. In order to provide a meaningful assessment of the foreign currency exchange rate risk associated with our overall financials, we performed a sensitivity analysis. A hypothetical 10% decrease of the foreign currency exchange rates relative to the U.S. dollar, or strengthening of the U.S. dollar, would generate an unrealized loss of approximately $22 million related to a decrease in our net assets held in functional currencies other than the U.S. dollar as of December 31, 2016, which would initially be recorded to accumulated other comprehensive loss on our consolidated balance sheet.

In addition, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses. We recognize these transactional gains and losses (primarily Euro currency transactions) in our consolidated statements of operations and have recorded foreign currency exchange losses of $6 million, $6 million and $11 million for the years ended December 31, 2016, 2015 and 2014, respectively, in interest income and other, net on our consolidated statements of operations. Future net transactional gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar and other functional currencies, and the relative composition and denomination of current assets and liabilities each period.

We currently manage our exposure to foreign currency risk through internally established policies and procedures. To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies, as well as, using derivative financial instruments. We use foreign currency forward exchange contracts to manage certain short-term foreign currency risk to try and reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies.  We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

Our objective is to hedge only those foreign currency exposures that can be confidently identified and quantified and that may result in significant impacts to our cash or the consolidated statement of operations. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures.  We account for our outstanding derivative instruments as either assets or liabilities and carry them at fair value.

Our current foreign currency forward exchange contracts principally address foreign currency exchange fluctuation risk for the Euro versus the U.S. dollar.  As of December 31, 2016 and 2015, we had outstanding forward currency contracts not designated as hedging contracts with a notional value of $6 million and $25 million, respectively. These contracts had maturities of less than 90 days. The fair value of these derivatives at both December 31, 2016 and 2015, were not material.  For the years ended December 31, 2016, 2015 and 2014, gains related to our derivatives contracts were recorded to interest income and other, net on our consolidated statements of operations of $2 million, $2 million and $1 million, respectively. A hypothetical 10% change of the foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant, would result in an approximate change of less than $1 million in the fair value of our outstanding foreign currency forward exchange contracts at December 31, 2016, and a resulting equivalent gain or loss on our consolidated statement of operations. Refer to

“Note 6— Financial Instruments” in the notes to the consolidated financial statements in Item 8 for further detail on our derivative instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TripAdvisor, Inc.:

We have audited the accompanying consolidated balance sheets of TripAdvisor, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TripAdvisor, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TripAdvisor, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

February 17, 2017

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenue	$1,480	$1,492	$1,246

Costs and expenses:
Cost of revenue (1)	71	58	40
Selling and marketing (2)	756	692	502
Technology and content (2)	243	207	171
General and administrative (2) (Note 17)	143	210	128
Depreciation	69	57	47
Amortization of intangible assets	32	36	18
Total costs and expenses	1,314	1,260	906
Operating income	166	232	340
Other income (expense):
Interest expense	(12)	(10)	(9)
Interest income and other, net (Note 18)	(3)	17	(9)
Total other income (expense), net	(15)	7	(18)
Income before income taxes	151	239	322
Provision for income taxes	(31)	(41)	(96)
Net income	$120	$198	$226
Earnings per share attributable to common stockholders (Note 5):
Basic	$0.83	$1.38	$1.58
Diluted	$0.82	$1.36	$1.55
Weighted average common shares outstanding (Note 5):
Basic	145	144	143
Diluted	147	146	146
(1) Excludes amortization expense as follows:
Amortization of acquired technology included in amortization of intangible assets	$7	$9	$4
Amortization of website development costs included in depreciation	46	37	30
	$53	$46	$34
(2) Includes stock-based compensation expense as follows:
Selling and marketing	$20	$16	$13
Technology and content	$40	$28	$27
General and administrative	$25	$28	$23

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year ended December 31,
	2016	2015	2014
Net income	$120	$198	$226
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(14)	(33)	(31)
Reclassification adjustment on sale of business included in total other income (expense), net (Note 3)	—	1	—
Total other comprehensive loss	(14)	(32)	(31)
Comprehensive income	$106	$166	$195

(1)

Foreign currency translation adjustments exclude income taxes due to our practice and intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations. See “Note 15 — Stockholders’ Equity”.

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$612	$614
Short-term marketable securities (Note 6)	118	47
Accounts receivable, net of allowance for doubtful accounts of $9 and $6, respectively (Note 2)	189	180
Prepaid expenses and other current assets	31	24
Total current assets	950	865
Long-term marketable securities (Note 6)	16	37
Property and equipment, net (Note 7)	260	247
Intangible assets, net (Note 8)	167	176
Goodwill (Note 8)	736	732
Deferred income taxes, net (Note 10)	42	25
Other long-term assets	67	46
TOTAL ASSETS	$2,238	$2,128
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14	$10
Deferred merchant payables (Note 2)	128	105
Deferred revenue	64	64
Current portion of debt (Note 9)	80	1
Taxes payable (Note 10)	10	9
Accrued expenses and other current liabilities (Note 11)	127	123
Total current liabilities	423	312
Long-term debt (Note 9)	91	200
Deferred income taxes, net (Note 10)	12	15
Other long-term liabilities (Note 12)	210	189
Total Liabilities	736	716
Commitments and contingencies (Note 13)
Stockholders’ equity: (Note 15)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 134,706,467 and 133,836,242
Shares outstanding: 131,310,980 and 132,443,111
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999
Additional paid-in capital	831	741
Retained earnings	945	826
Accumulated other comprehensive loss	(77)	(63)
Treasury stock-common stock, at cost, 3,395,487 and 1,393,131 shares	(197)	(92)
Total Stockholders’ Equity	1,502	1,412
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,238	$2,128

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except share data)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	loss	Treasury stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2013	131,537,798	$—	12,799,999	$—	$608	$402	$—	(2,120,709)	$(145)	$865
Net income						226				226
Other comprehensive loss							(31)			(31)
Issuance of common stock related to exercise of options and vesting of RSUs	777,667	—			3					3
Tax benefits on equity awards, net					20					20
Withholding taxes on net share settlements of equity awards					(33)					(33)
Fair value of stock options assumed in connection with acquisition (Note 3)					5					5
Stock-based compensation					70					70
Other								(73,464)		—
Balance as of December 31, 2014	132,315,465	$—	12,799,999	$—	$673	$628	$(31)	(2,194,173)	$(145)	$1,125
Net income						198				198
Other comprehensive loss							(32)			(32)
Issuance of common stock related to exercise of options and vesting of RSUs	1,520,777	—			12					12
Issuance of treasury stock as charitable contribution (Note 15)					14			801,042	53	67
Tax benefits on equity awards, net					35					35
Withholding taxes on net share settlements of equity awards					(73)					(73)
Stock-based compensation					80					80
Balance as of December 31, 2015	133,836,242	$—	12,799,999	$—	$741	$826	$(63)	(1,393,131)	$(92)	$1,412
Net income						120				120
Cumulative effect adjustment from adoption of ASU 2016-09 (Note 2)						(1)				(1)
Other comprehensive loss							(14)			(14)
Issuance of common stock related to exercise of options and vesting of RSUs	870,225	—			7					7
Repurchase of common stock								(2,002,356)	(105)	(105)
Withholding taxes on net share settlements of equity awards					(15)					(15)
Stock-based compensation					98					98
Balance as of December 31, 2016	134,706,467	$—	12,799,999	$—	$831	$945	$(77)	(3,395,487)	$(197)	$1,502

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2016	2015	2014
Operating activities:
Net income	$120	$198	$226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	69	57	47
Amortization of intangible assets	32	36	18
Stock-based compensation expense (Note 4)	85	72	63
Non-cash contribution to charitable foundation (Note 17)	—	67	—
Gain on sale of business (Note 3)	—	(20)	—
Deferred tax benefit	(20)	(37)	(17)
Other, net	10	9	18
Changes in operating assets and liabilities, net of effects from acquisitions and other investments, and dispositions:
Accounts receivable, prepaid expenses and other assets	(24)	(31)	(26)
Accounts payable, accrued expenses and other liabilities	7	13	18
Deferred merchant payables	21	15	(9)
Income tax receivables/payables, net	20	32	60
Deferred revenue	1	7	9
Net cash provided by operating activities	321	418	407
Investing activities:
Capital expenditures, including internal-use software and website development	(72)	(109)	(81)
Acquisitions and other investments, net of cash acquired (Note 3)	(43)	(29)	(331)
Proceeds from sale of business, net of cash sold (Note 3)	—	25	—
Purchases of marketable securities	(166)	(205)	(251)
Sales of marketable securities	84	187	336
Maturities of marketable securities	32	71	93
Other investing activities, net	2	2	1
Net cash used in investing activities	(163)	(58)	(233)
Financing activities:
Repurchase of common stock (Note 15)	(105)	—	—
Proceeds from Chinese credit facilities	7	4	13
Payments to Chinese credit facilities	(1)	(41)	(3)
Principal payments on 2011 credit facility	—	(300)	(40)
Proceeds from 2015 credit facility, net of financing costs	101	287	—
Payments to 2015 credit facility	(210)	(90)	—
Proceeds from 2016 credit facility, net of financing costs	73	—	—
Proceeds from exercise of stock options	7	12	3
Payment of withholding taxes on net share settlements of equity awards	(15)	(73)	(33)
Other financing activities, net	—	12	(1)
Net cash used in financing activities	(143)	(189)	(61)
Effect of exchange rate changes on cash and cash equivalents	(17)	(12)	(9)
Net (decrease) increase in cash and cash equivalents	(2)	159	104
Cash and cash equivalents at beginning of period	614	455	351
Cash and cash equivalents at end of period	$612	$614	$455
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$29	$43	$54
Cash paid during the period for interest	$10	$7	$7
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation capitalized with internal-use software and website development costs	$12	$8	$8
Capitalization of construction in-process related to build to suit lease	$—	$6	$52
Capital expenditures incurred but not yet paid related to build to suit lease	$—	$—	$10

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

As a result of these transactions, as of December 31, 2016, LTRIP beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constitute 13.8% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.5% of the outstanding common stock. Because each share of Class B common stock is generally entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56.4% of our voting power.

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

Our flagship brand is TripAdvisor.  TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 48 markets worldwide. In addition to the flagship TripAdvisor brand, we manage and operate 23 other media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector, which include; www.airfarewatchdog.com, www.bookingbuddy.com, www.citymaps.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.independenttraveler.com, www.jetsetter.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, www.dimmi.com.au, and www.en.couverts.nl), www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.tripbod.com, www.vacationhomerentals.com, and www.viator.com.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include TripAdvisor, our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We believe that the assumptions underlying our consolidated financial statements are reasonable. However, these consolidated financial statements do not present our future financial position, the results of our future operations and cash flows.

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

Click-based advertising and transaction revenue. Click-based revenue is derived primarily from click-through fees charged to our travel partners for traveler leads sent to the travel partners’ website. We record revenue from click-through fees in the same period as when the traveler makes the click-through to the travel partners’ website. Our instant booking transaction model revenue is comprised of commissions earned on all valid instant booking reservations. In a transaction model, our instant booking commission revenue is recorded at the time a traveler books a hotel transaction on our partner’s site where we, as facilitator for such booking, do not assume associated cancellation risk. Under the other instant booking model, called the consumption model, we assume cancellation risk

associated with booking, and we record that revenue in the month in which the traveler’s stay at a hotel occurs.   We have no post-booking service obligations for all instant booking transactions, regardless of the model chosen.

Display-based and subscription-based advertising. We recognize display-based advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract. Subscription-based advertising revenue is recognized ratably over the related contractual period over which service is delivered.

Attractions. We work with local operators, or merchant partners, to provide travelers with access to tours and activities in popular destinations worldwide, earning a commission for such service. While the merchant of record, we receive cash from the consumer at the time of booking of the destination activity and record these amounts, net of commissions, as deferred merchant payables on our consolidated balance sheet. Commission revenue is recorded as deferred revenue at the time of booking and later recognized when the consumer has completed the destination activity. We pay the destination activity operators after the travelers’ use.  In transactions where we are not the merchant of record, we invoice and receive commissions directly from our merchant partners and record commission revenue when the consumer has completed the destination activity.

Restaurants. We recognize reservation revenues (or per seated diner fees) on a transaction-by-transaction basis as diners are seated by our restaurant customers. Subscription-based revenue is recognized ratably over the related contractual period over which the service is delivered.

Vacation Rentals. We generate revenue from customers for online advertising services related to the listing of their properties for rent primarily on either a subscription basis over a fixed-term, or on a commission basis for transactions that are booked on our platform. Payments for term-based subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably to revenue on a straight-line basis over the listing period. Our commission revenue is primarily generated on our free-to-list option, in lieu of a pre-paid subscription fee. When a commissionable transaction is booked on our platform, we receive cash from the traveler that includes both our commission, which is recorded as deferred revenue, and the amount due to the property owner, which is recorded to deferred merchant payables on our consolidated balance sheet.  We pay the amount due to the property owner and recognize our commission revenue at the time of the traveler’s stay. Additional revenues are also derived on a pay-per-lead basis, as we provide leads for rental properties to property managers. Pay-per-lead revenue is billed and recognized in the period when the leads are delivered to the property managers.

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

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising, television and other offline advertising, and public relations. In addition, our indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation and bonuses for sales, sales support, customer support and marketing employees.

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

Cash, Cash Equivalents and Marketable Securities

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

Our cash equivalents consist of highly liquid investments with maturities of 90 days or less at the date of purchase. In addition, we reevaluate at each reporting period the classification of our money market fund investments as cash equivalents, including the enactment of liquidity fees or redemption gates, if any, which may result in such money market fund investments being reclassified to short-term marketable securities. We classify our marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date and as to whether and when we intend to sell a particular security prior to its maturity date. Marketable debt securities with maturities greater than 90 days at the date of purchase and 12 months or less remaining at the balance sheet date will be classified as short-term and marketable debt securities with maturities greater than 12 months from the balance sheet date will generally be classified as long-term. We classify our marketable equity securities, limited to money market funds and mutual funds, as either short-term or long-term based on the nature of each security and its availability for use in current operations. Our marketable debt and equity securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Fair values are determined for each individual security in the investment portfolio.

Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration, liquidity, and duration management. The weighted average maturity of our total invested cash shall not exceed 18 months, and no security shall have a final maturity date greater than three years, according to our investment policy.

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

Other Investments

We record investments using the equity method generally when we have the ability to exercise significant influence over the investee. Equity investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified within long-term investments and other assets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments. As of December 31, 2016 and 2015, we had $14 million and $0 million of cost method investments, respectively, recorded in other long-term assets on our consolidated balance sheets.

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

Derivative Financial Instruments

Our goal in managing our foreign currency exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We do not use derivatives for trading or speculative purposes.  We account for our derivative instruments as either assets or liabilities and carry them at fair value.

In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our derivative instruments or forward contracts entered into which are not designated as hedges as of December 31, 2016 are disclosed below in “Note 6— Financial Instruments” in the notes to the consolidated financial statements. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through current income.  Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in other, net on our consolidated statements of operations. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not expected to be significant due to the short-term nature of the contracts, which to date, have had maturities at inception of 90 days or less.  The net cash received or paid related to our derivative instruments are classified in other investing activities in our consolidated statements of cash flow.

We have not entered into any cash flow, fair value or net investment hedges as of December 31, 2016.

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

The following table presents the changes in our allowance for doubtful accounts for the periods presented:

	December 31,
	2016	2015	2014
	(in millions)
Allowance for doubtful accounts:
Balance, beginning of period	$6	$7	$3
Charges (recoveries) to earnings	4	3	3
Write-offs, net of recoveries and other adjustments	(1)	(4)	1
Balance, end of period	$9	$6	$7

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

Leases

We lease office space in many countries around the world under non-cancelable lease agreements. We generally lease our office facilities under operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on our balance sheet. The terms of certain lease agreements provide for rental payments on a graduated basis, however, we recognize rent expense on a straight-line basis over the lease period in accordance with GAAP. Any lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date we become legally obligated for the rent payments or when we take possession of the office space, whichever is earlier.

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

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition for asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs and are included in other long-term liabilities on our consolidated balance sheet. Our asset retirement obligations were not material as of December 31, 2016 and December 31, 2015, respectively.

Business Combination

We account for acquired businesses using the purchase method of accounting which requires that the tangible assets and identifiable intangible assets acquired and assumed liabilities be recorded at the date of acquisition at their respective fair values. Any excess purchase price over the estimated fair value of the net tangible and intangible assets acquired is allocated to goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer and supplier relationships, acquired technology and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Valuations are performed by management or third party valuation specialists under management's supervision, where appropriate.

In September 2015, the FASB issued new accounting guidance for measurement-period adjustments in a business combination. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and eliminates the requirement to account for measurement-period adjustments retrospectively. The effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. The guidance was effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years with early adoption permitted for financial statements that have not been issued. The Company adopted this guidance in the first quarter of 2016 and had no material impact on our consolidated financial statements and related disclosures.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

Goodwill

We assess goodwill, which is not amortized, for impairment annually during the fourth quarter, or more frequently, if events and circumstances indicate impairment may have occurred. We test goodwill for impairment at the reporting unit level. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.

In the evaluation of goodwill for impairment, we generally first perform a qualitative assessment to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that the estimated fair value of the reporting unit is less than the carrying amount. However, the Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Periodically, we may choose to forgo the initial qualitative assessment and proceed directly to a quantitative analysis to assist in our annual evaluation. When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, such as the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, and the amount of time in between quantitative fair value assessments and the date of acquisition to establish an updated baseline quantitative analysis. During a qualitative assessment, if we determine that it is not more likely than not that the implied fair value of the goodwill is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the goodwill is less than its carrying amount, we then perform a quantitative assessment and compare the estimated fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

In determining the estimated fair values of reporting units in a quantitative goodwill impairment test, we generally use a blend, of the following recognized valuation methods: the income approach (discounted cash flows model) and the market valuation approach, which we believe compensates for the inherent risks of using either model on a stand-alone basis. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: weighted average cost of capital; long-term rate of growth and profitability of the reporting unit; income tax rates and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison to comparable publicly traded firms in similar lines of business and other precedent transactions. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and/or income multiples in estimating the fair value of the reporting units. Valuations are performed by management or third party valuation specialists under management's supervision, where appropriate. We believe that the estimated fair values assigned to our reporting units in impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. The use of different assumptions, estimates or judgments could trigger the need for an impairment charge, or materially increase or decrease the amount of any such impairment charge.

Indefinite-Lived Intangible Assets

Intangible assets that have indefinite lives are not amortized and are tested for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Similar to the qualitative assessment for goodwill, we may assess qualitative factors to determine if it is more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount, we compare the implied fair value of the indefinite-lived asset with its carrying amount. If the carrying value of an individual indefinite-lived intangible asset exceeds its implied fair value, the individual asset is written down by an amount equal to such excess. The assessment of qualitative factors is optional and at our discretion. We may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and resume performing the qualitative assessment in any subsequent period. We base our measurement of fair value of indefinite-lived intangible assets, which consist of trademarks and tradenames as of December 31, 2016, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate future revenues, the appropriate royalty rate and the weighted average cost of capital, however, such assumptions are inherently uncertain and actual results could differ from those estimates. The use of different assumptions, estimates or judgments could trigger the need for an impairment charge, or materially increase or decrease the amount of any such impairment charge.

Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of one to twelve years. The straight-line method of amortization is currently used for our definite-lived intangible assets as, to date, it approximates, or is our best estimate, of the distribution of the economic use of our identifiable intangible assets. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.

Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset of the group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured by the amount that the carrying values, of such asset groups, exceed their fair value and would be included in operating income on the consolidated statement of operations. We have not identified any circumstances that would warrant an impairment charge for any recorded definite lived or other long term assets, including our cost method investments, on our consolidated balance sheet at December 31, 2016.

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

Foreign Currency Translation and Transaction Gains and Losses

Our consolidated financial statements are reported in U.S. dollars. Certain of our subsidiaries outside of the United States use the related local currency as their functional currency and not the U.S. dollar. Therefore assets and liabilities of our foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity on our consolidated balance sheet.

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

Accordingly, we have recorded foreign currency exchange losses of $4 million, $4 million and $10 million for the years ended December 31, 2016, 2015 and 2014, respectively, in interest income and other, net on our consolidated statement of operations. These amounts also include gains and losses, realized and unrealized, on foreign currency forward contracts.

Advertising Expense

We incur advertising expense, which includes traffic generation costs from search engines, affiliate program commissions, display advertising, and other online, and offline (including television) advertising expense, promotions and public relations to promote our business. We expense the costs associated with communicating the advertisements in the period in which the advertisement takes place. We initially capitalize and then expense the production costs associated with television advertisements in the period in which the advertisement first takes place.

For the years ended December 31, 2016, 2015 and 2014, we recorded advertising expense of $543 million, $507 million, and $341 million, respectively, in selling and marketing expense on our consolidated statements of operations. As of December 31, 2016 and 2015, we had $5 million and $2 million, respectively, of prepaid marketing expenses included in prepaid expenses and other current assets on our consolidated balance sheets.  We expect to fully expense our prepaid marketing asset of $5 million as of December 31, 2016 to the consolidated statement of operations during 2017.

Stock-Based Compensation

Stock Options. The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. The estimated grant-date fair value of stock options is calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to fair value stock-based awards, which includes the risk-free rate of return, expected volatility, expected term and expected dividend yield.

Our risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. Our expected volatility is calculated by equally weighting the historical volatility and implied volatility on our own common stock.  Historical volatility is determined using actual daily price observations of our common stock price over a period equivalent to or approximate to the expected term of our stock option grants to date. Implied volatility represents the volatility calculated from the observed prices of our actively traded options on our common stock, with remaining maturities in excess of six months and market prices approximate to the exercise prices of the stock option grant.   We have estimated our expected term using historical exercise behavior and expected post-vest termination data for all 2016 and 2015 stock option grants.  We estimated our expected term for all 2014 stock option grants using the simplified method, as we did not have sufficient historical exercise data on our common stock at that date from Spin-Off.  Our expected dividend yield is zero, as we have not paid any dividends on our common stock to date and do not expect to pay any cash dividends for the foreseeable.

Our stock options generally have a term of ten years from the date of grant and generally vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests. RSUs are measured at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value of RSUs as stock-based compensation expense over the vesting term of generally four years on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

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

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. In the third quarter of 2016 we adopted new accounting guidance from the FASB on stock compensation, or ASU 2016-09, as described in “Recently Adopted Accounting Pronouncements” below and have elected to account for forfeitures as they occur, rather than continue to estimate expected forfeitures.

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

Deferred Merchant Payables

We receive cash from travelers at the time of booking related to our vacation rental, attractions and transaction-based businesses and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the hotel, attraction provider or vacation rental owner after the travelers’ use and subsequent billing from the hotel, attraction provider or vacation rental owner. Therefore, we receive cash from the traveler prior to paying the hotel, attraction provider or vacation rental owner, and this operating cycle represents a working capital source or use of cash to us. As long as these businesses grow, we expect that changes in working capital related to these transactions, depending on timing of payments and seasonality, will continue to impact operating cash flows. Our deferred merchant payables balance was $128 million and $105 million for the years ended December 31, 2016 and 2015, respectively, on our consolidated balance sheets.

Credit Risk and Concentrations

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents, corporate debt securities, foreign currency exchange contracts, accounts receivable and customer concentrations. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of bank account balances with financial institutions primarily denominated in U.S. dollars, Euros, British pound sterling, and Australian dollars, as well as, money market funds . We invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Foreign currency exchange contracts are transacted with various international financial institutions with high credit standings, which generally have maturities of less than 90 days.

Our business is also subject to certain risks due to concentrations related to dependence on our relationships with our customers. For the years ended December 31, 2016, 2015 and 2014 our two most significant advertising partners, Expedia and Priceline, each accounted for more than 10% of our consolidated revenue and combined accounted for 46%, 46% and 46%, respectively, of our consolidated revenue. Nearly all of this concentration of revenue is recorded in our Hotel segment for these reporting periods. As of December 31, 2016 and 2015, Expedia accounted for 12% and 11%, respectively, of our total accounts receivable. Our overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

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

Earnings Per Share (“EPS”)

We compute basic earnings per share by taking net income divided by the weighted average number of common and Class B common shares outstanding during the period. Diluted earnings per share include the potential dilution of common equivalent shares outstanding that could occur from stock-based awards and other stock-based commitments using the treasury stock method. We compute diluted earnings per share by dividing net income by the sum of the weighted average number of common and common equivalent shares outstanding during the period. For additional information on how we compute earnings per share, see Note 5 — Earnings Per Share.

New Accounting Pronouncements Not Yet Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which assist entities in evaluating when a set of transferred assets and activities is a business.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be applied prospectively to any transactions occurring within the period of adoption.  Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued new accounting guidance to simplify the accounting for goodwill impairment. The guidance removes Step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary.  The guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019 with early adoption permitted for any goodwill impairment tests performed after January 1, 2017 and will be applied prospectively. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued new accounting guidance which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.  Upon adoption, an entity may apply the new guidance only retrospectively to all prior periods presented in the financial statements. We anticipate adopting this new guidance on January 1, 2018, on a retrospective basis, with no material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued new accounting guidance which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control within the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.  We anticipate adopting this new guidance on January 1, 2017, on a retrospective basis, with no material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  Upon adoption, an entity may apply the new guidance only on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures and our intended adoption date.

In August 2016, the FASB issued new accounting guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new guidance specifically addresses the following cash flow topics in an effort to reduce diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  Upon adoption, an entity may apply the new guidance only retrospectively to all prior periods presented in the financial statements. We anticipate adopting this new guidance on January 1, 2018, on a retrospective basis, and it is not expected to have a material impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued new accounting guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. For financial assets measured at amortized cost, this new guidance requires an entity to (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected, (2) recognize this allowance and changes in the allowance during subsequent periods through net income; and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this new guidance made several targeted amendments to the existing other-than-temporary impairment model, including (1) requiring disclosure of the allowance for credit losses, (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities, (3) limiting impairment to the difference between the amortized cost basis and fair value; and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted, including interim periods within those fiscal years beginning after December 15, 2018. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures and our intended adoption date.

In February 2016, the FASB issued new accounting guidance on leases that is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet at the present value of the lease payments. The new guidance will classify leases as either finance or operating leases, with classification determining the presentation of expenses and cash flows on our consolidated financial statements. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15,

2018, with early adoption permitted, which will require the recognition and measurement of leases at the beginning of the earliest comparative period presented in the financial statements using a modified retrospective approach.  We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, as well as still determining our adoption date.  We anticipate giving additional updates on our Form-10Q’s during the first and second quarters of 2017.

In January 2016, the FASB issued a new accounting update which amends the guidance on the classification and measurement of financial instruments. Although the accounting update retains many current requirements, it significantly revises accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The accounting update also amends certain fair value disclosures of financial instruments and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the entity’s evaluation of their other deferred tax assets. The update requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies at fair value, with fair value changes recognized through net income. This requirement does not apply to investments that qualify for equity method accounting, investments that result in consolidation of the investee or investments in which the entity has elected the practicability exception to fair value measurement. Under current U.S. GAAP, the Company's available-for-sale investments in equity securities with readily identifiable market value are remeasured to fair value each reporting period with changes in fair value recognized in accumulated other comprehensive income (loss). However, under the new accounting literature, fair value adjustments will be recognized through net income and could vary significantly quarter to quarter. For the investments currently accounted for under the cost method, an entity can elect to measure its investments, which do not have a readily determinable fair value, at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Additionally, this accounting update will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. In addition, this accounting update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost in the balance sheet. We anticipate adopting this new guidance on January 1, 2018 and are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers which will replace numerous requirements in GAAP, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The two permitted transition methods under this new accounting guidance are the full retrospective method, in which case the guidance would be applied to each prior reporting period presented and the cumulative effect of applying the guidance would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the guidance would be recognized at the date of initial application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted for fiscal years beginning after December 15, 2016.

During 2016, we have made measurable progress toward completing our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. We have established a cross-functional implementation team from across our organization and have made significant progress in the review of our contracts portfolio and our current accounting policies and practices to identify potential differences that could result from applying the requirements of the new standard to our revenue contracts.  We will continue to evaluate the impact that this new guidance will have, if any, on the Company’s consolidated financial statements and related disclosures and are still determining the method of adoption we will elect for this new guidance. We anticipate adopting this new guidance on January 1, 2018, and plan on giving additional updates on our progress and further conclusions on our Form-10Q’s  during the first and second quarters of 2017.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued new accounting guidance on stock compensation, or ASU 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of stock-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the consolidated statement of cash flows.  The new guidance permits recognizing the impact of forfeitures on stock-based compensation as they occur or to recognize stock-based compensation expense net of expected forfeitures, requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the consolidated statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statement of cash flows.

We elected to early adopt the new guidance in the third quarter of 2016, which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits and tax deficiencies in our provision for income taxes rather than additional paid-in capital for all periods in 2016. There was no impact to our provision for income taxes as previously reported for 2015 or prior periods. Additionally, our consolidated statement of cash flows now present excess tax benefits as an operating activity on a retrospective basis. As a result of the retrospective implementation of this guidance, the impact on the consolidated statement of cash flows for the years ended December 31, 2015 and 2014 was an increase of $36 million and $20 million in cash flows from operating activities with an offsetting reduction in cash flows from financing activities. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $1 million reduction to retained earnings as of January 1, 2016.

Adoption of the new guidance resulted in the recognition of net excess tax expense and benefit in our provision for income taxes rather than additional paid-in capital.  As a result, we recorded $1 million of income tax benefit for the year ended December 31, 2016, and impacted our previously reported quarterly results for the three months ended March 31, 2016 and June 30, 2016, as follows:

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

NOTE 3: ACQUISITIONS AND DISPOSITIONS

We acquired a number of businesses during the years ended December 31, 2016, 2015 and 2014.  These business combinations were accounted for as purchases of businesses under the acquisition method.  The fair value of purchase consideration has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values on the acquisition date, with the remaining amount recorded to goodwill.  Acquired goodwill represents the premium we paid over the fair value of the net tangible and intangible assets acquired. We paid a premium in each of these transactions for a number of reasons, including expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces.  The results of each of these acquired businesses have been included in the consolidated financial statements beginning on the respective acquisition dates. Pro-forma results of operations for these acquisitions have not been presented as the financial impact to our consolidated financial statements, both individually and in aggregate, would not be materially different from historical results. For the years ended December 31, 2016, 2015 and 2014, acquisition-related costs were expensed as incurred and were $1 million, $1 million and $4 million, respectively, and are included in general and administrative expenses on our consolidated statements of operations.

2016 Acquisition of Businesses

During the year ended December 31, 2016, we completed five acquisitions with a total purchase price of $34 million.  The Company paid net cash consideration of $28 million, which is net of $4 million of cash acquired, and includes $2 million in future holdback payments, which we currently plan to settle in Company common stock. The cash consideration was paid primarily from our U.S. cash. We acquired 100% of the outstanding capital stock of the following companies: Tous Au Restaurant, a leading restaurant event week brand in France, purchased in January 2016; HouseTrip, a European-based vacation rental website, purchased in April 2016; Citymaps, a social mapping platform, purchased in August 2016; Sneat, a provider of a mobile reservation platform for restaurants in France, purchased in October 2016; and Couverts, a provider of an online and mobile reservations platform for restaurants in the Netherlands, purchased in October 2016.

The purchase price allocation of our 2016 acquisitions is preliminary and subject to revision as more information becomes available, but in any case will not be revised beyond twelve months after the acquisition date and any change to the fair value of assets acquired or liabilities assumed will lead to a corresponding change to the purchase price allocable to goodwill in the period the adjustment is determined. The purchase price allocation is not yet finalized for income tax-related balances for Citymaps.

The aggregate purchase price consideration of $34 million was allocated to the fair value of assets acquired and liabilities assumed as follows, in millions:

Total
Goodwill (1)	$17
Intangible assets (2)	25
Net tangible assets (liabilities) (3)	(8)
Total purchase price consideration (4)	$34

(1)	Goodwill is not deductible for tax purposes.
(2)

Identifiable definite-lived intangible assets acquired during 2016 were comprised of trade names of $4 million with a weighted average life of 10 years, customer lists and supplier relationships of $4 million with a weighted average life of 6 years, subscriber relationships of $5 million with a weighted average life of approximately 7 years, and technology and other of $12 million with a weighted average life of approximately 5 years. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of these businesses during 2016 was 6 years, and will be amortized on a straight-line basis over their estimated useful lives from acquisition date.

(3)

Primarily includes cash acquired of $4 million, accounts receivable of $2 million, and liabilities assumed, including accrued expenses and deferred merchant payables of $3 million and $10 million, respectively, which reflect their respective fair values at acquisition.

(4)

Subject to adjustment based on (i) final working capital adjustment calculations to be determined for Sneat and Couverts, and (ii) indemnification obligations for general representations and warranties of the acquired company stockholders.

2016 Other Investments

During the fourth quarter of 2016, we purchased a total of $14 million of cost method investments in the equity securities of the following privately-held companies: Eatigo International PTE Ltd, a leading restaurant reservation business in southeast Asia; EatWith Media Ltd, an Israeli-based business which helps match travelers with local chefs for a unique dining experience; and Traxo, Inc., a U.S. based company providing software-driven itinerary aggregation and loyalty program management solutions. These investments were recorded to other long-term assets on our consolidated balance sheet on the acquisition date. The cash consideration was paid primarily from our international subsidiaries.

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

The aggregate purchase price consideration of $28 million was allocated to the fair value of assets acquired and liabilities assumed as follows, in millions:

Total
Goodwill (1)	$17
Intangible assets (2)	12
Net tangible assets (liabilities)	1
Deferred tax liabilities, net	(2)
Total purchase price consideration (3)	$28

(1)	Goodwill is not deductible for tax purposes.
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

(3)	Subject to adjustment based on indemnification obligations for general representations and warranties of certain acquired company stockholders.

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

2014 Acquisition of Businesses

In August 2014, we completed our acquisition of Viator, Inc., a leading resource for researching and booking destination activities around the world. Our total purchase price was $192 million, for all the outstanding shares of capital stock of Viator, consisting of approximately $187 million in cash consideration (or $132 million, net of cash acquired from Viator of $55 million) and the value of certain Viator stock options that were assumed. We issued 100,595 TripAdvisor stock options related to the assumed Viator stock options. The fair value of the earned portion of assumed stock options was $5 million and is included in the purchase price, with the remaining fair value of $3 million resulting in post-acquisition compensation expense recognized ratably over three years from the date of acquisition.  The total cash consideration was paid from one of our U.S. based subsidiaries.

During the year ended December 31, 2014, we completed six other acquisitions for a total purchase price consideration of $208 million, for which the Company paid total cash consideration of $199 million, which is net of cash acquired of $7 million and approximately $2 million in holdbacks for general representations and warranties of the respective sellers, which has been subsequently paid by the Company. The cash consideration was paid primarily from our international subsidiaries.  We acquired 100% of the outstanding shares of capital stock for the following companies; Vacation Home Rentals, a U.S.-based vacation rental website featuring properties around the world purchased in May 2014; London-based Tripbod, a travel community that helps connect travelers to local experts purchased in May 2014; Lafourchette, a provider of an online and mobile reservations platform for restaurants in Europe purchased in May 2014; MyTable and Restopolis, both providers of an online and mobile reservations platform for restaurants in Italy purchased in October 2014; and Iens, a provider of an online and mobile reservations platform for restaurants in the Netherlands purchased in December 2014.  During the year ended December 31, 2014, all 2014 acquisitions accounted for approximately 3% of consolidated revenue for the year.

The aggregate purchase price consideration of $400 million was allocated to the fair value of assets acquired and liabilities assumed as follows, in millions:

Total
Goodwill (1)	$253
Intangible assets (2)	194
Net tangible assets (liabilities) (3)	(7)
Deferred tax liabilities, net	(40)
Total purchase price consideration	$400

(1)	Goodwill in the amount of $5 million is expected to be deductible for tax purposes.
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

NOTE 4: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and RSUs, on our consolidated statements of operations during the periods presented:

	Year ended December 31,
	2016	2015	2014
	(in millions)
Selling and marketing	$20	$16	$13
Technology and content	40	28	27
General and administrative	25	28	23
Total stock-based compensation expense	85	72	63
Income tax benefit from stock-based compensation expense	(31)	(26)	(24)
Total stock-based compensation expense, net of tax effect	$54	$46	$39

During the years ended December 31, 2016, 2015 and 2014, we capitalized $12 million, $8 million and $8 million, respectively, of stock-based compensation expense as internal-use software and website development costs.

Stock and Incentive Plans

On December 20, 2011, our 2011 Stock and Annual Incentive Plan became effective and we filed Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-178637) (the “Prior Registration Statement”) with the Securities and Exchange Commission, registering a total of 17,500,000 shares of our common stock, of which 17,400,000 shares were issuable in connection with grants of equity-based awards under our 2011 Incentive Plan (7,400,000 of which shares were originally registered on the Form S-4 and 10,000,000 of which shares were first registered on the Prior Registration Statement) and 100,000 shares were issuable under our Deferred Compensation Plan for Non-Employee Directors (refer to “Note 14— Employee Benefit Plans” below for information on our Deferred Compensation Plan for Non-Employee Directors).

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

As of December 31, 2016, the total number of shares available for issuance under the 2011 Incentive Plan is 15,051,221 shares. All shares of common stock issued in respect of the exercise of options or other equity awards since Spin-Off have been issued from authorized, but unissued common stock.

Stock Based Award Activity and Valuation

2016 Stock Option Activity

During the year ended December 31, 2016, we have issued 1,063,672 of primarily service based non-qualified stock options from the 2011 Incentive Plan. These stock options generally have a term of ten years from the date of grant and generally vest equally over a four-year requisite service period.

A summary of our stock option activity is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2015	5,720	$53.71
Granted	1,064	63.43
Exercised (1)	(733)	31.58
Cancelled or expired	(233)	70.76
Options outstanding as of December 31, 2016	5,818	$57.60	5.5	$25
Exercisable as of December 31, 2016	2,796	$42.95	4.3	$24

(1)

Inclusive of 318,773 options, which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the minimum amount of required employee withholding taxes. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of

December 31, 2016 was $46.37. The total intrinsic value of stock options exercised for the years ended December 31, 2016, 2015 and 2014 were $24 million, $149 million, and $75 million, respectively.

The fair value of stock option grants under the 2011 Incentive Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	December 31,
	2016	2015	2014
Risk free interest rate	1.20%	1.58%	1.79%
Expected term (in years)	4.85	5.42	5.80
Expected volatility	41.81%	41.79%	44.04%
Expected dividend yield	— %	— %	— %

The weighted-average grant date fair value of options granted, excluding Assumed Options, was $22.95, $33.02, and $46.65 for the years ended December 31, 2016, 2015 and 2014, respectively. The weighted-average grant date fair value of Assumed Options was $80.31 for the year ended December 31, 2014.  The total fair value of stock options vested for the years ended December 31, 2016, 2015 and 2014 were $28 million, $36 million, and $34 million, respectively.

2016 RSU Activity

During the year ended December 31, 2016, we issued 2,015,898 RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock on the date of grant. These RSUs generally vest over a four-year requisite service period.

The following table presents a summary of our RSU activity:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2015	1,750	$79.02
Granted	2,016	63.71
Vested and released (1)	(627)	76.02
Cancelled	(283)	73.06
Unvested RSUs outstanding as of December 31, 2016	2,856	$69.35	$132

(1)

Inclusive of 173,429 RSUs withheld to satisfy employee minimum tax withholding requirements due to net share settlement. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

Cash received from stock option exercises for the years ended December 31, 2016, 2015 and 2014, respectively, were $7 million, $12 million and $3 million. Total current income tax benefits during the years ended December 31, 2016, 2015, and 2014 associated with the exercise or settlement of TripAdvisor stock-based awards held by our employees were $21 million, $63 million and $32 million, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized compensation expense and the weighted average remaining amortization period at December 31, 2016 related to our non-vested stock options and RSU awards is presented below (in millions, except per year information):

	Stock
	Options	RSUs
Unrecognized compensation expense	$48	$149
Weighted average period remaining (in years)	2.3	2.8

NOTE 5: EARNINGS PER SHARE

Basic Earnings Per Share Attributable to Common Stockholders

We compute basic earnings per share (“Basic EPS”) by dividing net income by the weighted average number of common shares outstanding during the period. We compute the weighted average number of common shares outstanding during the reporting period using the total of common stock and Class B common stock outstanding as of the last day of the previous year end reporting period plus the weighted average of any additional shares issued and outstanding less the weighted average of any common shares repurchased during the reporting period.

Diluted Earnings Per Share Attributable to Common Stockholders

Diluted earnings per share include the potential dilution of common equivalent shares outstanding that could occur from stock-based awards and other stock-based commitments using the treasury stock method.  We compute diluted earnings per share (“Diluted EPS”) by dividing net income by the sum of the weighted average number of common and common equivalent shares outstanding during the period. We computed the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, and (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of outstanding common equivalent shares related to stock options and the vesting of restricted stock units using the treasury stock method, and (iii) if dilutive, performance based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

Under the treasury stock method, the assumed proceeds calculation includes the actual proceeds to be received from the employee upon exercise of outstanding equity awards and the average unrecognized compensation cost during the period. The treasury stock method assumes that a company uses the proceeds from the exercise of an equity award to repurchase common stock at the average market price for the reporting period.

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Year ended December 31,
	2016	2015	2014
Numerator:
Net income	$120	$198	$226
Denominator:
Weighted average shares used to compute Basic EPS	145,443	143,836	142,721
Weighted average effect of dilutive securities:
Stock options	1,129	1,839	2,734
RSUs and other dilutive securities	321	292	345
Weighted average shares used to compute Diluted EPS	146,893	145,967	145,800
Basic EPS	$0.83	$1.38	$1.58
Diluted EPS	$0.82	$1.36	$1.55

The following potential common shares related to stock options and RSUs were excluded from the calculation of Diluted EPS because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year ended December 31,
	2016(1)	2015(2)	2014(3)
Stock options	3,019	2,142	1,450
RSUs	860	562	191
Total	3,879	2,704	1,641
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

(3)

These totals do not include 66,666 performance based options and 44,000 performance based RSUs representing the right to acquire 110,666 shares of common stock, respectively, for which all targets required to trigger vesting had not been achieved; therefore, such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 6: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities as of December 31, 2016 and December 31, 2015 (in millions):

	December 31, 2016
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$595	$—	$—	$595	$595	$—	$—
Level 1:
Money market funds	17	—	—	17	17	—	—
Level 2:
U.S. agency securities	23	—	—	23	—	21	2
U.S. treasury securities	8	—	—	8	—	8	—
Certificates of deposit	16	—	—	16	—	15	1
Commercial paper	5	—	—	5	—	5	—
Corporate debt securities	82	—	—	82	—	69	13
Subtotal	134	—	—	134	—	118	16
Total	$746	$—	$—	$746	$612	$118	$16

	December 31, 2015
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$598	$—	$—	$598	$598	$—	$—
Level 1:
Money market funds	11	—	—	11	11	—	—
Level 2:
U.S. agency securities	13	—	—	13	—	9	4
U.S. treasury securities	16	—	—	16	4	12	—
Certificates of deposit	5	—	—	5	—	4	1
Commercial paper	1	—	—	1	—	1	—
Corporate debt securities	54	—	—	54	1	21	32
Subtotal	89	—	—	89	5	47	37
Total	$698	$—	$—	$698	$614	$47	$37

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at December 31, 2016 and 2015, respectively.

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

There were no material realized gains or losses related to sales of our marketable securities for the years ended December 31, 2016, 2015, and 2014. We consider any individual investments in an unrealized loss position to be temporary in nature and do not consider any of our investments other-than-temporarily impaired as of December 31, 2016.

Derivative Financial Instruments

Our current forward contracts are not designated as hedges and have current maturities of less than 90 days. Consequently, any gain or loss resulting from the change in fair value was recognized in our consolidated statement of operations.  We recorded a net gain of $2 million, $2 million, and $1 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to our settled and outstanding forward contracts in our consolidated statements of operations in “Interest income and other, net.”

The following table shows the notional principal amounts of our outstanding derivative instruments that are not designated as hedging instruments for the periods presented:

	December 31, 2016	December 31, 2015
	(in millions)
Foreign currency exchange-forward contracts (1)(2)	$6	$25

(1)	Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. The Company was entered into two outstanding derivative contracts as of December 31, 2016.
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

Counterparties to foreign currency exchange derivatives consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated and any credit risk amounts associated with our outstanding or unsettled derivative instruments are deemed to be not material for any period presented.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include accounts receivable, accounts payable, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively. The carrying value of the long-term debt from our 2015 Credit Facility bears interest at a variable rate and therefore is also considered to approximate fair value.

We also hold investments in equity securities of privately-held companies of approximately $14 million at December 31, 2016. These investments were purchased during the fourth quarter of 2016, and are accounted for under the cost method and included in "Other long-term assets" in the Company's consolidated balance sheet. As of December 31, 2016, we did not estimate the fair value of these cost-method investments because there were no identified events or changes in circumstances, since acquisition, which may have a significant adverse impact on the carrying values of these investments. Refer to “Note 3— Acquisitions and Dispositions” above for further information on these investments.

We did not have any Level 3 assets or liabilities at December 31, 2016 or 2015.

NOTE 7: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following for the periods presented:

	December 31, 2016	December 31, 2015
	(in millions)
Capitalized software and website development	$153	$127
Building (1)	123	123
Leasehold improvements	39	32
Computer equipment and purchased software	37	36
Furniture, office equipment and other	19	17
	371	335
Less: accumulated depreciation	(111)	(88)
Total	$260	$247

(1)

The Company is deemed for accounting purposes to be the owner of its corporate headquarters building under GAAP, and depreciates the asset over its estimated useful life of 40 years on a straight-line basis. Refer to “Note 13 – Commitments and Contingencies,” for additional information on our corporate headquarters lease.

As of December 31, 2016 and 2015, our recorded capitalized software and website development costs, net of accumulated amortization, were $86 million and $71 million, respectively. For the years ended December 31, 2016 and 2015, we capitalized $62 million and $52 million, respectively, related to software and website development costs. For the years ended December 31, 2016, 2015 and 2014, we recorded amortization of capitalized software and website development costs of $46 million, $37 million and $30 million, respectively, which is included in depreciation expense on our consolidated statements of operations for those years.

During the year ended December 31, 2016, we retired and disposed of property and equipment, primarily capitalized software and website development and computer equipment, which were no longer in use and fully depreciated with a total cost of $45 million.

NOTE 8: GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes our goodwill activity by segment for the periods presented:

	Hotel	Non-Hotel	Consolidated
	(in millions)
Balance as of December 31, 2014	$442	$292	$734
Acquisitions (1)	1	16	17
Disposition	(1)	—	(1)
Other adjustments (2)	—	(18)	(18)
Balance as of December 31, 2015	$442	$290	$732
Acquisitions (1)	10	7	17
Other adjustments (2)	(1)	(12)	(13)
Ending balance as of December 31, 2016	$451	$285	$736

(1)	The additions to goodwill relate to our business acquisitions. See “Note 3— Acquisitions and Dispositions,” for further information.
(2)	Primarily related to impact of changes in foreign currency exchange rates to goodwill.

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following for the periods presented:

	December 31,
	2016	2015
	(in millions)
Intangible assets with definite lives	$217	$198
Less: accumulated amortization	(80)	(52)
Intangible assets with definite lives, net	137	146
Intangible assets with indefinite lives	30	30
Total	$167	$176

Amortization expense was $32 million, $36 million, and $18 million, respectively, for the years ended December 31, 2016, 2015 and 2014. Our indefinite-lived intangible assets relate to trade names and trademarks.

There were no impairment charges recognized to our consolidated statement of operations during the years ended December 31, 2016, 2015 and 2014 related to our goodwill or indefinite-lived intangible assets.

The following table presents the components of our intangible assets with definite lives for the periods presented:

		December 31, 2016			December 31, 2015
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in millions)			(in millions)
Trade names and trademarks	7.8	$56	$(14)	$42	$53	$(9)	$44
Customer lists and supplier relationships	4.6	84	(31)	53	82	(20)	62
Subscriber relationships	4.8	33	(15)	18	29	(9)	20
Technology and other	3.4	44	(20)	24	34	(14)	20
Total	5.4	$217	$(80)	$137	$198	$(52)	$146

Refer to “Note 3— Acquisitions and Dispositions” above for a discussion of definite lived intangible assets acquired in business combinations during the years ended December 31, 2016 and 2015.

Intangible assets with definite lives are amortized on a straight-line basis. The estimated amortization expense for intangible assets with definite lives for each of the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets, is expected to be as follows (in millions):

2017	$31
2018	28
2019	26
2020	21
2021	14
2022 and thereafter	17
Total	$137

NOTE 9: DEBT

The Company’s outstanding debt consisted of the following for the periods presented:

	December 31,	December 31,
	2016	2015
	(in millions)
Short-Term Debt:
Chinese Credit Facilities	$7	$1
2016 Credit Facility	73	—
Total Short-Term Debt (1)	$80	$1

Long-Term Debt:
2015 Credit Facility	$91	$200
Total Long-Term Debt	$91	$200
(1)	The weighted-average interest rate on short-term debt was 2.1% as of December 31, 2016.

2011 Credit Facility

On December 20, 2011, we entered into a credit agreement (the “2011 Credit Facility”) with a group of lenders, which provided $600 million of borrowing including:

—	a term loan facility in an aggregate principal amount of $400 million with a term of five years due December 2016 (“Term Loan”); and
—	a revolving credit facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

On June 26, 2015, the entire outstanding principal on our Term Loan in the amount of $290 million was repaid with borrowings from our 2015 Credit Facility (described below) and the 2011 Credit Facility was subsequently terminated. During the years ended December 31, 2015 and 2014, we recorded total interest and commitment fees on our 2011 Credit Facility of $3 million and $6 million, respectively, to interest expense on our consolidated statements of operations. There was no resulting loss on early extinguishment of this debt.

2015 Credit Facility

On June 26, 2015, we entered into a five year credit agreement (the “2015 Credit Facility”) with a group of lenders and immediately borrowed $290 million. The 2015 Credit Facility, among other things, provides for (i) a $1 billion unsecured revolving credit facility, (ii) an interest rate on borrowings and commitment fees based on the Company’s and its subsidiaries’ consolidated leverage ratio and (iii) uncommitted incremental revolving loan and term loan facilities, subject to compliance with a leverage covenant and other conditions. Any overdue amounts under or in respect of the revolving credit facility not paid when due shall bear interest at (i) in the case of principal, the applicable interest rate plus 2.00% per annum, (ii) in the case of interest denominated in Sterling or Euro, the applicable rate plus 2.00% per annum and (iii) in the case of interest denominated in US dollars, 2.00% per annum plus the Alternate Base Rate plus the interest rate spread applicable to ABR loans. The Company may borrow from the revolving credit facility in U.S dollars, Euros and British pound sterling with a term of five years expiring June 26, 2020. We also incurred lender fees and debt financing costs totaling $3 million in connection with entering into the 2015 Credit Facility, which were capitalized as deferred financing costs and recorded to other long-term assets on the consolidated balance sheet.   These costs will continue to be amortized over the term of the 2015 Credit Facility using the effective interest rate method and recorded to interest expense on our consolidated statements of operations.

There is no specific repayment date prior to the five-year maturity date for borrowings under this revolving credit facility. During the year ended December 31, 2016, the Company borrowed an additional $101 million and repaid $210 million of our outstanding borrowings on the 2015 Credit Facility.  Based on the Company’s current leverage ratio, our borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. The

Company is currently borrowing under a one-month interest period of 2.0% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period.  We are also required to pay a quarterly commitment fee, on the daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20.0 basis points, given the Company’s current leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of December 31, 2016, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

During the years ended December 31, 2016 and 2015, we recorded total interest and commitment fees on our 2015 Credit Facility of $4 million and $2 million, respectively, to interest expense on our consolidated statements of operations.  All unpaid interest and commitment fee amounts as of December 31, 2016 and 2015, respectively, were not material.

We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of the Company have agreed to guarantee the Company’s obligations under the 2015 Credit Facility. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. Additionally, the 2015 Credit Facility includes a subjective acceleration clause, which could be triggered by the lenders, if a representation, warranty or statement made by the Company proves to be incorrect in any material respect, which in turn would permit the lenders to accelerate repayment of any outstanding obligations.  The Company believes that the likelihood of the lender exercising this right is remote and, as such, we classify borrowings under this facility as long-term debt. As of December 31, 2016, we are in compliance with all of our debt covenants.

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

We borrowed $73 million from this uncommitted credit facility in September 2016. These funds were used for general working capital needs of the Company, primarily for partial repayment of our long term debt, and the liability is recorded in short-term liabilities on our consolidated balance sheet as of December 31, 2016. The Company is currently borrowing under a one-month interest period of 1.9% per annum, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period.  During the year ended December 31, 2016, total interest recorded with respect to our 2016 Credit Facility to interest expense on our consolidated statement of operations was not material.

Chinese Credit Facilities

In addition to our borrowings under the 2015 Credit Facility and 2016 Credit Facility, we maintain two credit facilities in China (jointly, the “Chinese Credit Facilities”). As of December 31, 2016 and December 31, 2015, we had short-term borrowings outstanding of $7 million and $1 million, respectively.

We are parties to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Our Chinese Credit Facility—BOA currently bears interest at a 100% of the People’s Bank of China’s base rate which was 4.35% as of December 31, 2016. As of December 31, 2016, there are no outstanding borrowings under our Chinese Credit Facility—BOA.

We are also parties to a RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”) which was reduced from RMB 125,000,000 (approximately $18 million) during the year ended December 31, 2016. Our Chinese Credit Facility—JPM currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of December 31, 2016.  As of December 31, 2016, we had $7 million of outstanding borrowings from the Chinese Credit Facility – JPM.

NOTE 10: INCOME TAXES

The following table presents a summary of our domestic and foreign income before income taxes:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Domestic	$64	$67	$146
Foreign	87	172	176
Total	$151	$239	$322

The following table presents a summary of the components of our provision for income taxes:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Current income tax expense:
Federal	$38	$48	$93
State	2	8	14
Foreign	11	22	6
Current income tax expense	51	78	113
Deferred income tax (benefit) expense:
Federal	(12)	(29)	(12)
State	(3)	(2)	(1)
Foreign	(5)	(6)	(4)
Deferred income tax (benefit) expense:	(20)	(37)	(17)
Provision for income taxes	$31	$41	$96

The Company reduced its current income tax payable by $21 million, $63 million and $32 million for the years ended December 31, 2016, 2015 and 2014, respectively, for tax deductions attributable to stock-based compensation.

The significant components of our deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(in millions)
Deferred tax assets:
Stock-based compensation	$52	$40
Net operating loss carryforwards	46	31
Provision for accrued expenses	12	12
Deferred rent	5	5
Lease financing obligation	33	33
Foreign advertising spend	10	8
Deferred expense related to cost-sharing arrangement	30	20
Charitable contribution carryforward	20	24
Other	7	4
Total deferred tax assets	$215	$177
Less: valuation allowance	(27)	(17)
Net deferred tax assets	$188	$160
Deferred tax liabilities:
Intangible assets	$(83)	$(81)
Property and equipment	(28)	(27)
Prepaid expenses	(6)	(4)
Building – corporate headquarters	(31)	(31)
Deferred income related to cost-sharing arrangement	(10)	(7)
Total deferred tax liabilities	$(158)	$(150)
Net deferred tax asset (liability)	$30	$10

At December 31, 2016, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $23 million, $47 million and $124 million. If not utilized, the federal and state NOLs will expire at various times between 2020 and 2036 and the foreign NOLs will expire at various times between 2017 and 2030.

The valuation allowance on deferred tax assets of $27 million at December 31, 2016, includes $17 million related to foreign net operating loss carryforwards and $10 million relating to foreign advertising spend carryforward. This amount represented an overall increase of $10 million over the amount recorded as of December 31, 2015. The increase is primarily related to additional foreign net operating losses. Except for such foreign deferred tax assets, we expect to realize all of our deferred tax assets based on a strong history of earnings in the US and other jurisdictions, as well as future reversals of taxable temporary differences.

We have not provided for deferred U.S. income taxes on undistributed earnings of our foreign subsidiaries that we have or intend to reinvest permanently outside the United States; the total amount of such earnings as of December 31, 2016 was $828 million. Should we distribute or be treated under certain U.S. tax rules as having distributed earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable at this time to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

A reconciliation of the provision for income taxes to the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Income tax expense at the federal statutory rate of 35%	$53	$84	$113
Foreign rate differential	(35)	(53)	(49)
State income taxes, net of effect of federal tax benefit	4	4	13
Unrecognized tax benefits and related interest	11	12	14
Change in cost-sharing treatment of stock-based compensation	(6)	(13)	—
Non-deductible transaction costs	—	1	1
Research tax credit	(10)	(3)	(2)
Stock-based compensation	2	2	2
Change in valuation allowance	9	5	5
Other, net	3	2	(1)
Provision for income taxes	$31	$41	$96

During 2011, the Singapore Economic Development Board accepted our application to receive a tax incentive under the International Headquarters Award. This incentive provides for a reduced tax rate on qualifying income of 5% as compared to Singapore’s statutory tax rate of 17% and is conditional upon our meeting certain employment and investment thresholds. This agreement has been extended until June 30, 2021 as we have met certain employment and investment thresholds. This benefit resulted in a decrease to our 2016 provision for income tax expense of $2 million, adding an incremental $0.01 to our Diluted EPS for the year ended December 31, 2016.

By virtue of previously filed consolidated income tax returns filed with Expedia, we are currently under an IRS audit for the 2009, 2010, and 2011 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the 2012 and 2013 tax years and have commenced an employment tax audit with the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes.  We are no longer subject to tax examinations by tax authorities for years prior to 2008.  As of December 31, 2016, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

In January 2017, as part of the Company’s IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009 and 2010 tax years.  These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $10 million to $14 million after consideration of competent authority relief, exclusive of interest and penalties.  We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies.  Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.  In addition to the risk of additional tax for 2009 and 2010 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. The Company recorded a tax benefit of $6 million and $13 million in its consolidated statement of operations for the years ended December 31, 2016 and 2015, respectively. The Company will continue to monitor this matter and related potential impacts to its consolidated financial statements.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	December 31,
	2016	2015	2014
	(in millions)
Balance, beginning of year	$89	$67	$36
Increases to tax positions related to the current year	16	15	13
Increases to tax positions related to the prior year	1	7	18
Reductions due to lapsed statute of limitations	(1)	—	—
Decreases to tax positions related to the prior year	—	—	—
Settlements during current year	—	—	—
Balance, end of year	$105	$89	$67

As of December 31, 2016, we had $105 million of unrecognized tax benefits, net of interest, which is classified as long-term and included in other long-term liabilities on our consolidated balance sheet. The amount of unrecognized tax benefits, if recognized, would reduce income tax expense by $63 million, due to correlative adjustments in other tax jurisdictions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our consolidated statement of operations. As of December 31, 2016 and 2015, total gross interest accrued was $9 million and $6 million, respectively.  We do not anticipate any material changes in the next fiscal year.

NOTE 11: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	December 31, 2016	December 31, 2015
	(in millions)
Accrued employee salary, bonus, and related benefits	$53	$47
Accrued marketing costs	37	43
Other	37	33
Total	$127	$123

NOTE 12: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following for the periods presented:

	December 31, 2016	December 31, 2015
	(in millions)
Unrecognized tax benefits (1)	$108	$87
Financing obligation, net of current portion (2)	84	84
Other (3)	18	18
Total	$210	$189

(1)	See “Note 10—Income Taxes” for additional information on our unrecognized tax benefits. Amount includes accrued interest related to this liability.
(2)	Refer to “Note 13 – Commitments and Contingencies,” for additional information on our corporate headquarters lease.
(3)	Amounts primarily consist of long term deferred rent balances related to operating leases for office space.

NOTE 13: COMMITMENTS AND CONTINGENCIES

We have material commitments and obligations that include office space leases, and expected interest and commitment fees on long-term debt, which are not accrued on the consolidated balance sheet at December 31, 2016 but we expect to require future cash outflows.

The following table summarizes our material commitments and obligations as of December 31, 2016:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Property leases, net of sublease income (1)	$248	$25	$51	$52	$120
Expected interest payments on 2015 Credit Facility (2)	7	2	4	1	—
Expected commitment fee payments on 2015 Credit Facility (3)	7	2	4	1	—
Total (4)	$262	$29	$59	$54	$120
(1)	Estimated future minimum rental payments under operating leases with non-cancelable lease terms, including our corporate headquarters lease in Needham, MA.
(2)

The amounts included as expected interest payments on the 2015 Credit Facility in this table are based on the effective interest rate and outstanding borrowings as of December 31, 2016, but, could change significantly in the future. Amounts assume that our existing debt is repaid at the end of the credit agreement and do not assume additional borrowings or refinancing of existing debt. Refer to “Note 9— Debt” for additional information on our 2015 Credit Facility.

(3)

The amounts included as expected commitment fee payments in this table are based on the unused portion of credit facility, issued letters of credit, and current effective commitment fee rate as of December 31, 2016; however, these variables could change significantly in the future.

(4)

Excluded from the table was $108 million of unrecognized tax benefits, including accrued interest, that we have recorded in other long-term liabilities on our consolidated balance sheet for which we cannot make a reasonably reliable estimate of the amount and period of payment. We do not anticipate any material changes in the next year.

Office Lease Commitments

We have contractual obligations in the form of operating leases for office space for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in December 2030. For the years ended December 31, 2016, 2015 and 2014, we recorded rental expense of $18 million, $19 million and $17 million, respectively.

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

Upon completion of construction at end of the second quarter of 2015, we evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under GAAP. We concluded that we have forms of continued economic involvement in the facility, and therefore did not meet the provisions for sale-leaseback accounting. This determination was based on the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Therefore, the Lease is accounted for as a financing obligation. Accordingly, we began depreciating the building asset over its estimated useful life and incurring interest expense related to the financing obligation imputed using the effective interest rate method. We bifurcate our lease payments pursuant to the Premises into: (i) a portion that is allocated to the building (a reduction to the financing obligation) and; (ii) a portion that is allocated to the land on which the building was constructed.  The portion of the lease obligations allocated to the land is treated as an operating lease that commenced in 2013. The financing obligation is considered a long-term finance lease obligation and is recorded to long-term liabilities on our consolidated balance sheet.  At the end of the lease term, the carrying value of the building asset and the remaining financing obligation are expected to be equal, at which time we may either surrender the leased asset as settlement of the remaining financing obligation or extend the initial term of the lease for the continued use of the asset. In the years ended December 31 2016, 2015, and 2014, the Company recorded $7 million, $4 million, and $0 million of interest expense, respectively, $3 million, $2 million, and $0 million of depreciation expense, respectively, and $2 million, $1 million, $1 million, of rent expense in general and administrative expense on our consolidated statements of operations, respectively, related to the Premises.

Additional United States and International Locations

We also lease an aggregate of approximately 465,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, in cities such as, New York, Boston, London, Sydney, Barcelona, Paris, and Beijing, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in June 2027.

As of December 31, 2016, future minimum commitments under our corporate headquarters lease and other non-cancelable operating leases for office space with terms of more than one year and contractual sublease income were as follows:

Year	Corporate Headquarters Lease (1)	Other Operating Leases	Sublease Income	Total Lease Commitments (Net of Sublease Income)
	(in millions)
2017	$9	$17	$(1)	$25
2018	9	17	(1)	25
2019	9	18	(1)	26
2020	9	17	—	26
2021	10	16	—	26
Thereafter	87	33	—	120
Total minimum lease payments	$133	$118	$(3)	$248

(1)

Amount includes an $84 million financing obligation, which we have recorded in other long-term liabilities on our consolidated balance sheet at December 31, 2016, related to our corporate headquarters lease.

Letters of Credit

As of December 31, 2016, we have issued unused letters of credit totaling $3 million, related to our property leases, which includes $1 million delivered to the landlord of our corporate headquarters as security deposit, which amount is subject to increase under certain circumstances.

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

Additionally, we earn an increasing portion of our income, and accumulate a greater portion of cash flows, in foreign jurisdictions which we consider indefinitely reinvested. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on our U.S. tax expense and cash flows. See “Note 10— Income Taxes” above for further information on potential contingencies surrounding income taxes.

NOTE 14: EMPLOYEE BENEFIT PLANS

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

We also have various defined contribution plans for our international employees. Our contribution to the 401(k) Plan and our international defined contribution plans was $9 million, $7 million, and $5 million for the years ended December 31, 2016, 2015 and 2014, respectively, and recorded to our consolidated statements of operations, respectively, for those years.

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

Under the 2011 Incentive Plan, 100,000 shares of TripAdvisor common stock are available for issuance to non-employee directors. From the inception of the Plan through December 31, 2016, a total of 1,662 shares have been reserved for such purpose.

NOTE 15: STOCKHOLDERS’ EQUITY

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. At December 31, 2016, no preferred shares had been issued.

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share on most matters. Holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% percent of the total number of directors, rounded up to the next whole number, which was two directors as of December 31, 2016. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of TripAdvisor the holders of both classes of common stock have equal rights to receive all the assets of TripAdvisor after the rights of the holders of the preferred stock have been satisfied. There were 134,706,467 and 131,310,980 shares of common stock issued and outstanding, respectively, at December 31, 2016 and 12,799,999 shares of Class B common stock issued and outstanding at December 31, 2016.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is primarily comprised of accumulated foreign currency translation adjustments, as follows for the periods presented:

	December 31, 2016	December 31, 2015
	(in millions)
Cumulative foreign currency translation adjustments (1)	$(77)	$(63)
Total accumulated other comprehensive loss (2)	$(77)	$(63)

(1)	We consider our foreign subsidiary earnings indefinitely reinvested; therefore; deferred taxes are not provided on foreign currency translation adjustments.

(2)	Our accumulated net unrealized gain (loss) on available for sale securities was not material as of December 31, 2016 and December 31, 2015.

Treasury Stock

On February 15, 2013, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. During the year ended December 31, 2016, we repurchased 2,002,356 shares of outstanding common stock under the share repurchase program at an average cost of $52.35 per share.  During the years ended December 31, 2015 and 2014, we did not repurchase any shares of outstanding common stock under the share repurchase program.

As of December 31, 2016, we have repurchased a total of 4,123,065 shares of outstanding common stock under the share repurchase program at an average cost of $60.63 per share and have completed our share repurchase program authorized by our Board of Directors.

In December 2015, we issued 801,042 treasury shares to the Foundation in settlement of all future pledge obligations.  Refer to “Note 17 – Segment and Geographic Information,” for a discussion of this transaction.

We have 3,395,487 treasury shares remaining as of December 31, 2016 with an aggregate cost of $197 million.

Dividends

During the years ended December 31, 2016, 2015, and 2014, our Board of Directors did not declare any dividends on our outstanding common stock and do not expect to pay any dividends for the foreseeable future.

NOTE 16: RELATED PARTY TRANSACTIONS

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

Under the Tax Sharing Agreement between us and Expedia, we are generally required to indemnify Expedia for any taxes resulting from the Spin-Off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by us described in the covenants in the tax sharing agreement, (ii) any acquisition of our equity securities or assets or those of a member of our group, or (iii) any failure of the representations with respect to us or any member of our group to be true or any breach by us or any member of our group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel. The full text of the Tax Sharing Agreement is incorporated by reference in this Annual Report on Form 10-K as Exhibit 10.2. Refer to “Note 10— Income Taxes” above for information regarding the status of completed and ongoing IRS audits of our consolidated income tax returns with Expedia to date.

Relationship between Liberty TripAdvisor Holdings, Inc. and TripAdvisor

We consider Liberty TripAdvisor Holdings, Inc. (“LTRIP”) a related party.  As of December 31, 2016, LTRIP beneficially owned 18,159,752 shares of our common stock and 12,799,999 shares of our Class B common stock, which shares constituted 13.8% of the outstanding shares of Common Stock and 100% of the outstanding shares of Class B Common Stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.5% of the outstanding common stock. Because each share of Class B common stock is generally entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 56.4% of our voting power.  Refer to “Note 1— Organization and Business Description” above, which describes the evolution of our relationship with LTRIP.

We had no related party transactions with LTRIP during the years ended December 31, 2016, 2015 or 2014.

NOTE 17: SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

Our reporting structure includes two reportable segments: Hotel and Non-Hotel. In the first quarter of 2016, we renamed our “Other” reportable segment “Non-Hotel.” This change had no effect on our consolidated financial statements or to previously reported segment information, as there was no change in the composition of our operating or reportable segments.

Hotel

Our Hotel segment includes revenue generated from the following sources:

•

Click-Based advertising and transaction revenue. Our largest source of Hotel segment revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our partners’ sites. Our click-based advertising partners are predominantly online travel agencies, or OTAs, and direct suppliers in the hotel product category. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from advertisers determined by the number of users who click on a link multiplied by the price that partner is willing to pay for that click, or hotel shopper lead. CPC rates are determined in a dynamic, competitive auction process that enables our partners to use our proprietary, automated bidding system to submit CPC bids to have their hotel rates and availability listed on our site. Transaction revenue is generated from our instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission to TripAdvisor for a user that completes a hotel reservation on our website.

•

Display-Based and subscription-based advertising revenue. Advertising partners can promote their brands in a contextually-relevant manner through a variety of display-based advertising placements on our websites. Our display-based advertising clients are predominately direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. We also accept display advertising from OTAs and attractions, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or CPM, basis. Subscription-based advertising is offered to hotels, B&Bs and other specialty lodging properties. This advertising product is sold for a flat fee and enables subscribers to list, for a contracted period of time, a website URL, email address and phone number on our TripAdvisor-branded websites, as well as to post special offers for travelers.

•

Other hotel revenue. Our other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as smartertravel.com, independenttraveler.com, and bookingbuddy.com, which includes click-based advertising revenue, display-based advertising revenue, hotel room reservations sold through these websites, and advertising revenue from making cruise reservations available for price comparison and booking.

Non-Hotel

Our Non-Hotel segment consists of the aggregation of three operating segments, our Attractions, Restaurants and Vacation Rentals businesses.

Attractions.  We provide information and services for users to research and book activities and attractions in popular travel destinations through our dedicated attractions business, Viator. We generate revenue by charging the operators a commission for each transaction we facilitate through our online reservation systems. In addition to its consumer-direct business, Viator also powers activity and attractions booking capabilities to its affiliate partners, including some of the world’s top airlines, hotel chains and online and offline travel agencies. Viator’s bookable inventory is available on www.viator.com as well as TripAdvisor-branded websites and mobile applications.

Restaurants. Through our restaurant reservations business The Fork we provide information and services for users to research and book restaurants. The Fork is an online restaurant booking platform operating on a number of sites (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, www.dimmi.com.au, and www.en.couverts.nl), with a network of restaurant partners primarily across Europe and Australia. The Fork generates revenue by charging our restaurant partners a fee for each restaurant guest, or seated diner, that we facilitate through our online reservation systems. The Fork also provides flexible online booking and a premium data and analytics tool, for which the restaurant owner pays a subscription fee. The Fork’s bookable inventory is also available on TripAdvisor-branded websites and mobile applications.

Vacation Rentals. We provide information and services for users to research and book vacation and short-term rental properties, including full home rentals, condominiums, villas, beach rentals, cabins and cottages. The vacation rentals business generates revenue by offering individual property owners and property managers, the ability to list their properties on our websites and mobile applications through a free-to-list, commission-based option, and to a lesser extent, an annual subscription-based fee structure. These properties are listed on a number of platforms, including www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, as well as on our TripAdvisor-branded websites.

Our operating segments are determined based on how our chief operating decision maker manages our business, regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources. The chief operating decision maker for the Company is our Chief Executive Officer. Our chief operating decision maker is also our Hotel segment manager. Each Non-Hotel operating segment has a segment manager who is directly accountable to and maintains regular contact with our chief operating decision maker to discuss operating activities, financial results, forecasts, and plans for the segment.

Adjusted EBITDA is our segment profit measure and a key measure used by our management and board of directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.  We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation and other stock-settled obligations; (6) goodwill, long-lived asset and intangible asset impairments; and (7)  non-recurring expenses and income

The following tables present our segment information for the years ended December 31, 2016, 2015 and 2014, and includes a reconciliation of Adjusted EBITDA to Net Income. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our chief operating decision maker does not evaluate operating segments using this information. We also do not regularly provide such information by segment to our chief operating decision maker. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments.  Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Year ended December 31, 2016
	Hotel	Non-Hotel	Corporate and unallocated	Total
	(in millions)
Revenue	$1,190	$290	$—	$1,480
Adjusted EBITDA (1)	380	(28)	—	352
Depreciation			(69)	(69)
Amortization of intangible assets			(32)	(32)
Stock-based compensation			(85)	(85)
Operating income				166
Other expense, net				(15)
Income before income taxes				151
Provision for income taxes				(31)
Net income				$120

	Year ended December 31, 2015
	Hotel	Non-Hotel	Corporate and unallocated	Total
	(in millions)
Revenue	$1,263	$229	$—	$1,492
Adjusted EBITDA (1)	472	(6)	—	466
Depreciation			(57)	(57)
Amortization of intangible assets			(36)	(36)
Stock-based compensation			(72)	(72)
Non-cash charitable contribution (2)			(67)	(67)
Other non-recurring expenses			(2)	(2)
Operating income				232
Other income, net				7
Income before income taxes				239
Provision for income taxes				(41)
Net income				$198

	Year ended December 31, 2014
	Hotel	Non-Hotel	Corporate and unallocated	Total
	(in millions)
Revenue	$1,135	$111	$—	$1,246
Adjusted EBITDA (1)(3)	472	(4)	—	468
Depreciation			(47)	(47)
Amortization of intangible assets			(18)	(18)
Stock-based compensation			(63)	(63)
Operating income				340
Other expense, net				(18)
Income before income taxes				322
Provision for income taxes				(96)
Net income				$226

(1)

Includes allocated general and administrative expenses in our Hotel segment of $80 million, $85 million and $87 million; and in our Non-Hotel segment of $38 million, $28 million and $18 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)

During the fourth quarter of 2015, we incurred an expense in the amount of $67 million to reflect a non-cash contribution to The TripAdvisor Charitable Foundation (the “Foundation”), which was recorded to general and administrative expense in our consolidated statement of operations. TripAdvisor had historically funded 2% of its annual operating income before amortization and stock-based compensation. TripAdvisor’s pledge agreement provided for an immediate satisfaction of all future annual contributions, by paying an amount equal to eight multiplied by TripAdvisor’s prior year contribution to the Foundation. TripAdvisor exercised this right under its pledge agreement in December 2015. We settled this obligation in treasury shares based on the fair value of our common stock on the date the treasury shares were issued to the Foundation and therefore given the use of stock to settle the obligation, the amount has been excluded from Adjusted EBITDA.  TripAdvisor does not expect to make any future contributions to the Foundation.

(3)	Hotel segment Adjusted EBITDA includes charitable contributions to the Foundation which were funded in cash of $8 million for the year ended December 31, 2014.

Revenue and Geographic Information

In the first quarter of 2016 we began providing additional disclosure on our revenue sources within our Hotel segment, which are TripAdvisor-branded click-based and transaction revenue, TripAdvisor-branded display-based advertising and subscription revenue; and other hotel revenue, which along with our Non-Hotel revenue source comprise our products. In conjunction with providing these additional revenue disclosures, we will no longer provide our historically reported revenue disclosure of click-based advertising, display-based advertising, and subscription, transaction and other revenues. This change had no effect on our consolidated financial statements in any period or with the composition of our operating or reportable segments.

The following table presents revenue by source for the periods presented:

	Year ended December 31,
	2016	2015	2014
	(in millions)
TripAdvisor-branded click-based and transaction	$750	$837	$764
TripAdvisor-branded display-based advertising and subscription	282	272	233
Other hotel revenue	158	154	138
Non-hotel revenue	290	229	111
Total revenue	$1,480	$1,492	$1,246

The following table presents revenue by geographic area, the United States, the United Kingdom and all other countries, based on the geographic location of our websites for the periods presented:

	Year ended December 31,
	2016	2015	2014
	(in millions)
Revenue
United States	$799	$739	$593
United Kingdom	210	215	191
All other countries	471	538	462
Total revenue	$1,480	$1,492	$1,246

The following table presents property and equipment, net for the United States and all other countries based on the geographic location of the assets for the periods presented:

	December 31,
	2016	2015
	(in millions)
Property and equipment, net
United States	$222	$217
All other countries	38	30
Total	$260	$247

NOTE 18: INTEREST INCOME AND OTHER, NET

The following table presents the detail of interest income and other, net, for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net loss, realized and unrealized, on foreign currency exchange and foreign currency derivative contracts and other, net	$(4)	$(4)	$(10)
Interest income	1	1	1
Gain on sale of business (1)	—	20	—
Total	$(3)	$17	$(9)

(1)	See “Note 3 – Acquisitions and Dispositions” for information regarding our gain on sale of business in 2015.

NOTE 19: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2016. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	Three Months Ended
	March 31 (3)	June 30 (3)	September 30	December 31
	(in millions, except per share data)
Year ended December 31, 2016
Revenue	$352	$391	$421	$316
Operating income	42	47	66	10
Net income	29	34	55	1
Basic earnings per share (1)	$0.20	$0.23	$0.38	$0.01
Diluted earnings per share (1)	$0.20	$0.23	$0.37	$0.01
Year ended December 31, 2015
Revenue	$363	$405	$415	$309
Operating income (loss) (2)	90	79	88	(25)
Net income	63	58	74	3
Basic earnings per share (1)	$0.44	$0.40	$0.51	$0.02
Diluted earnings per share (1)	$0.43	$0.40	$0.51	$0.02

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.
(2)

During the fourth quarter of 2015, we recognized an incremental $59 million charge over the third quarter of 2015, related to a non-cash charitable contribution recorded to general and administrative expense on our consolidated statement of operations. Refer to “Note 17 – Segments and Geographic Information” for a discussion of this charitable contribution.

(3)

In the third quarter of 2016, the Company early adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  Refer to “Note 2 – Significant Accounting Policies” for the impact of the adoption of this guidance on the first and second quarters of 2016.

NOTE 20: SUBSEQUENT EVENTS

On January 25, 2017, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a new share repurchase program. The repurchase program has no expiration but may be suspended or terminated by the Board of Directors at any time. The Executive Committee of our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the Company and its stockholders.

In January 2017, as part of the Company’s IRS audit with Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009 and 2010 tax years.  Refer to “Note 10 – Income Taxes” for a discussion of this matter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Pursuant to Exchange Act Rule 13a-15(d) or 15d-15(d), management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TripAdvisor, Inc.:

We have audited TripAdvisor, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TripAdvisor, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TripAdvisor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TripAdvisor, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

February 17, 2017

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our 2017 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to our 2017 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our 2017 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our 2017 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our 2017 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.

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

TRIPADVISOR, INC.
	By:	/s/ STEPHEN KAUFER
February 17, 2017		Stephen Kaufer Chief Executive Officer and President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 17, 2017.

Signature	Title
/s/ STEPHEN KAUFER	Chief Executive Officer, President and Director (Principal Executive Officer)
Stephen Kaufer
/s/ ERNST TEUNISSEN	Chief Financial Officer (Principal Financial Officer)
Ernst Teunissen
/s/ NOEL WATSON	Chief Accounting Officer (Principal Accounting Officer)
Noel Watson
/s/ GREGORY B. MAFFEI	Chairman of the Board
Gregory B. Maffei
/s/ DIPCHAND V. NISHAR	Director
Dipchand V. Nishar
/s/ JEREMY PHILIPS	Director
Jeremy Philips
/s/ SPENCER M. RASCOFF	Director
Spencer M. Rascoff
/s/ ALBERT E. ROSENTHALER	Director
Albert E. Rosenthaler
/s/ SUKINDER SINGH CASSIDY	Director
Sukinder Singh Cassidy
/s/ ROBERT S. WIESENTHAL	Director
Robert S. Wiesenthal

EXHIBIT INDEX

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
2.1	Separation Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	2.1	12/27/11
3.1	Restated Certificate of Incorporation of TripAdvisor, Inc.		8-K	001-35362	3.1	12/27/11
3.2	Amended and Restated Bylaws of TripAdvisor, Inc.		8-K	001-35362	3.2	12/27/11
3.3	Amended No. 1 to Amended and Restated Bylaws of TripAdvisor, Inc.		8-K	001-35362	3.1	2/12/13
4.1	Equity Warrant Agreement by and between TripAdvisor, Inc. and Mellon Investor Services LLC, as Equity Warrant Agent, dated as of December 20, 2011		8-K	001-35362	4.1	12/27/11
4.2	Specimen TripAdvisor, Inc. Common Stock Certificate		S-4/A	333-175828-01	4.6	10/24/11
10.1	Governance Agreement, by and among TripAdvisor, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	001-35362	10.1	12/27/11
10.2	Tax Sharing Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.2	12/27/11
10.3	Employee Matters Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.3	12/27/11
10.4	Transition Services Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.4	12/27/11
10.5	Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of October 31, 2007		S-4/A	333-175828-01	10.12	10/24/11
10.6	First Amendment to Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of June 15, 2009		S-4/A	333-175828-01	10.13	10/24/11
10.7	Credit Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 20, 2011		8-K	001-35362	4.2	12/27/11
10.8	Waiver and Amendment Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 27, 2013		10-K	001-35362	10.8	2/11/14
10.9+	Amended and Restated TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan		10-Q	333-190384	10.1	11/8/16
10.10+	TripAdvisor, Inc. Deferred Compensation Plan for Non-Employee Directors		S-8	333-178637	4.6	12/20/11
10.11+	Form of Option Agreement (Domestic)		10-K	001-35362	10.12	2/17/15
10.12+	Form of Option Agreement (International)		10-K	001-35362	10.13	2/17/15
10.13+	Form of Restricted Stock Unit Agreement (Domestic)		10-K	001-35362	10.14	2/17/15
10.14+	Form of Restricted Stock Unit Agreement (PRC)		10-K	001-35362	10.15	2/17/15

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
10.15+	Form of Restricted Stock Unit Agreement (Other International)		10-K	001-35362	10.16	2/17/15
10.16+	Form of Restricted Stock Unit Agreement (Non-Employee Directors)		10-K	001-35362	10.17	2/17/15
10.17+	Form of Restricted Stock Unit Agreement (Performance Based)		10-K	001-35362	10.18	2/17/15
10.18	Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013		10-Q	001-35362	10.1	7/24/13
10.19	Guaranty dated June 20, 2013 by TripAdvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord		10-Q	001-35362	10.2	7/24/13
10.20	Form of TripAdvisor Media Group Master Advertising Insertion Order		10-K	001-35362	10.21	2/11/14
10.21+	Employment Agreement between TripAdvisor LLC and Seth Kalvert, effective as of May 19, 2016		10-Q	001-35362	10.1	5/23/16
10.22+	Employment Agreement between TripAdvisor LLC and Stephen Kaufer, effective as of February 11, 2014		10-Q	001-35362	10.3	5/6/14
10.23+	Viator, Inc. 2010 Stock Incentive Plan		S-8	333-198726	16.1	9/12/14
10.24+	Offer Letter dated February 15, 2016, between TripAdvisor Limited and Dermot Halpin	X
10.25+	Offer Letter dated July 22, 2014 between TripAdvisor LLC and Barrie Seidenberg		10-Q	001-35362	10.3	5/6/15
10.26	Credit Agreement dated as of June 26, 2015 by and among TripAdvisor, Inc., TripAdvisor Holdings, LLC, TripAdvisor LLC, JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; Morgan Stanley Bank, N.A.; Bank of America, N.A.; BNP Paribas; SunTrust Bank; Wells Fargo Bank, National Association; Royal Bank of Canada; Barclays Bank PLC; U.S. Bank National Association; Citibank, N.A.; The Bank of Tokyo-Mitsubishi UFJ, Ltd.; Goldman Sachs Bank USA; and Deutsche Bank AG New York Branch.		8-K	001-35362	10.1	6/30/15
10.27+	Employment Agreement, dated as of October 6, 2015, between TripAdvisor, LLC and Ernst Teunissen		8-K	001-35362	10.1	10/8/15
10.28	Transition Services Agreement, dated as of November 17, 2016, between TripAdvisor, LLC and Barrie Seidenberg		8-K	001-35362	10.1	11/17/16
21.1	Subsidiaries of the Registrant	X
23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included in signature page)	X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
32.2	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

X

+ Indicates a management contract or a compensatory plan, contract or arrangement.