Form 10-Q
period 2017-03-31
TripAdvisor, Inc.
filed 2017-05-09
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(781) 800-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at May 4, 2017
Common Stock, $0.001 par value per share	128,426,960 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended March 31,
	2017	2016
Revenue	$372	$352

Costs and expenses:
Cost of revenue (1)	17	16
Selling and marketing (2)	207	172
Technology and content (2)	59	61
General and administrative (2)	35	37
Depreciation	19	16
Amortization of intangible assets	8	8
Total costs and expenses:	345	310
Operating income	27	42
Other income (expense):
Interest expense	(3)	(4)
Interest income and other, net	1	-
Total other expense, net	(2)	(4)
Income before income taxes	25	38
Provision for income taxes	(12)	(9)
Net income	$13	$29

Earnings per share attributable to common stockholders (Note 4):
Basic	$0.09	$0.20
Diluted	$0.09	$0.20
Weighted average common shares outstanding (Note 4):
Basic	144	145
Diluted	145	147

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$2	$2
Amortization of website development costs included in depreciation	12	11
	$14	$13

(2) Includes stock-based compensation expense as follows:
Selling and marketing	$5	$4
Technology and content	$7	$9
General and administrative	$7	$6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended
	March 31,
	2017	2016
Net income	$13	$29
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	7	9
Total other comprehensive income	7	9
Comprehensive income	$20	$38

(1)	Foreign currency translation adjustments exclude income taxes due to our practice and intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$731	$612
Short-term marketable securities (Note 5)	15	118
Accounts receivable, net of allowance for doubtful accounts of $9 and $9, respectively	232	189
Prepaid expenses and other current assets	25	31
Total current assets	1,003	950
Long-term marketable securities (Note 5)	3	16
Property and equipment, net of accumulated depreciation of $128 and $111, respectively	262	260
Intangible assets, net of accumulated amortization of $87 and $80, respectively	161	167
Goodwill	741	736
Deferred income taxes, net	37	42
Other long-term assets	67	67
TOTAL ASSETS	$2,274	$2,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12	$14
Deferred merchant payables	218	128
Deferred revenue	87	64
Current portion of debt (Note 6)	7	80
Taxes payable	6	10
Accrued expenses and other current liabilities (Note 8)	122	127
Total current liabilities	452	423
Long-term debt (Note 6)	210	91
Deferred income taxes, net	13	12
Other long-term liabilities	215	210
Total Liabilities	890	736

Commitments and contingencies (Note 9)
Stockholders’ equity: (Note 10)
Preferred stock, $0.001 par value	-	-
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	-	-
Authorized shares: 1,600,000,000
Shares issued: 135,318,415 and 134,706,467, respectively
Shares outstanding: 128,393,005 and 131,310,980, respectively
Class B common stock, $0.001 par value	-	-
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	843	831
Retained earnings	958	945
Accumulated other comprehensive loss	(70)	(77)
Treasury stock-common stock, at cost, 6,925,410 and 3,395,487 shares, respectively	(347)	(197)
Total Stockholders’ Equity	1,384	1,502
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,274	$2,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(in millions, except number of shares)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2016	134,706,467	$-	12,799,999	$-	$831	$945	$(77)	(3,395,487)	$(197)	$1,502
Net income						13				13
Other comprehensive income							7			7
Issuance of common stock related to exercises of options and vesting of RSUs	611,948	-			3					3
Repurchase of common stock								(3,529,923)	(150)	(150)
Withholding taxes on net share settlements of equity awards					(13)					(13)
Stock-based compensation					22					22

Balance as of March 31, 2017	135,318,415	$-	12,799,999	$-	$843	$958	$(70)	(6,925,410)	$(347)	$1,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended March 31,
	2017	2016
Operating activities:
Net income	$13	$29
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	19	16
Amortization of intangible assets	8	8
Stock-based compensation expense	19	19
Deferred tax expense	7	2
Other, net	(1)	-
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, prepaid expenses and other assets	(35)	(65)
Accounts payable, accrued expenses and other liabilities	(8)	14
Deferred merchant payables	88	72
Income tax receivables/payables, net	-	(1)
Deferred revenue	24	30
Net cash provided by operating activities	134	124

Investing activities:
Capital expenditures, including internal-use software and website development	(18)	(17)
Purchases of marketable securities	-	(16)
Sales of marketable securities	102	33
Maturities of marketable securities	14	11
Net cash provided by investing activities	98	11

Financing activities:
Repurchase of common stock	(150)	(1)
Proceeds from 2015 credit facility	270	-
Payments to 2015 credit facility	(151)	(90)
Payments to 2016 credit facility	(73)	-
Proceeds from exercise of stock options	3	2
Payment of withholding taxes on net share settlements of equity awards	(13)	(9)
Net cash used in financing activities	(114)	(98)
Effect of exchange rate changes on cash and cash equivalents	1	2
Net increase in cash and cash equivalents	119	39
Cash and cash equivalents at beginning of period	612	614
Cash and cash equivalents at end of period	$731	$653

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation capitalized with internal-use software and website development costs	$3	$3

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

Our flagship brand is TripAdvisor.  TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 48 markets and 28 languages worldwide. In addition to the flagship TripAdvisor brand, we manage and operate the following 23 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry: www.airfarewatchdog.com, www.bookingbuddy.com, www.citymaps.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, and www.dimmi.com.au), www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.independenttraveler.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.tripbod.com, www.vacationhomerentals.com, and www.viator.com.

We have two reportable segments: Hotel and Non-Hotel. We derive the substantial portion of our revenue from our Hotel segment, through the sale of advertising, primarily through click-based advertising and commission-based transactions via our instant booking feature and, to a lesser extent, display-based advertising, subscription-based hotel advertising, hotel room reservations sold through our websites, and from content licensing. Our Non-Hotel segment consists of our Vacation Rentals, Restaurants and Attractions businesses. We derive revenue from our Non-Hotel segment from subscription and commission-based transaction offerings from our Vacation Rental business; destination activities primarily sold through Viator; and online restaurant reservations booked primarily through thefork.com. For further information on our segments see “Note 12: Segment Information,” in these notes to our unaudited condensed consolidated financial statements.

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. These adjustments consist of normal recurring items. We prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we have condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, previously filed with the SEC.  The unaudited condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

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

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, expenditures by travel advertisers to market to potential travelers and, therefore, our financial performance, or revenue and profits, tend to be seasonal as well. As a result, our financial performance tends to be seasonally highest in the third quarter of a year, as it is a key period for travel research and trip-taking, compared to the first and fourth quarters which represent seasonal low points. Further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements Not Yet Adopted

In March 2017, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which shortens the amortization period for the premium paid on certain purchased callable debt securities to the earliest call date instead of the bond’s maturity. The amendments do not require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures as well as the date we will adopt this new guidance.

In January 2017, the FASB issued new accounting guidance  to clarify the definition of a business and provide additional guidance to assist entities with evaluating whether transactions should be accounted for as asset acquisitions (or asset disposals) or business combinations (or disposals of a business). Under this new guidance, an entity first determines whether substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the transaction should be accounted for as an asset acquisition as opposed to a business combination. This distinction is important because the accounting for an asset acquisition significantly differs from the accounting for a business combination. This new guidance eliminates the requirement to evaluate whether a market participant could replace missing elements (e.g. inputs or processes), narrows the definition of outputs and requires that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.  This new guidance will be effective for us in the first quarter of 2018, with early adoption permitted including for interim or annual periods in which the financial statements have not been issued or made available for issuance. The new guidance will be applied prospectively to any transactions occurring within the period of adoption. We are currently considering our timing of adoption. Upon adoption, the new guidance will impact how we assess acquisitions (or disposals) of assets or businesses and do not expect it will have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued new accounting guidance to simplify the accounting for goodwill impairment. The new guidance removes Step two of the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill, which requires a hypothetical purchase price allocation, with the carrying amount of that reporting unit’s goodwill. Under this new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary.  The new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests occurring after January 1, 2017. The new guidance will be applied prospectively. We are currently evaluating the date we will adopt this guidance and what the impact upon adoption will be, if any.

In November 2016, the FASB issued new accounting guidance on the classification and presentation of restricted cash in the statement of cash flows to address the diversity in practice. This new guidance requires entities to show changes in cash, cash equivalents and restricted cash on a combined basis in the statement of cash flows. In addition, this accounting guidance requires a reconciliation of the total cash, cash equivalent and restricted cash in the statement of cash flows to the related captions in the balance sheet if cash, cash equivalents and restricted cash are presented in more than one line item in the balance sheet. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.  Upon adoption, an entity may apply the new guidance only retrospectively to all prior periods presented in the financial statements.  We anticipate adopting this new guidance on January 1, 2018, on a retrospective basis, and currently do not expect it will have a material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  Upon adoption, an entity may apply the new guidance only on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We expect to adopt this new guidance on January 1, 2018 and are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued new accounting guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new guidance specifically addresses the following cash flow topics in an effort to reduce diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  Upon adoption, an entity may apply the new guidance only retrospectively to all prior periods presented in the financial statements. We anticipate adopting this new guidance on January 1, 2018, on a retrospective basis, and we do not expect it will have a material impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued new accounting guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. For financial assets measured at amortized cost, this new guidance requires an entity to: (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected; (2) recognize this allowance and changes in the allowance during subsequent periods through net income; and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this new guidance made several targeted amendments to the existing other-than-temporary impairment model, including: (1) requiring disclosure of the allowance for credit losses; (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities; (3) limiting impairment to the difference between the amortized cost basis and fair value; and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted, including interim periods within those fiscal years beginning after December 15, 2018. We are currently considering our timing of adoption and in the process of evaluating the impact of adopting this guidance on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets (right-of-use-assets) and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. The new guidance will classify leases as either finance or operating leases, with classification determining the presentation of expenses and cash flows on our consolidated financial statements. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, which will require the recognition and measurement of leases at the beginning of the earliest comparative period presented in the financial statements using a modified retrospective approach. We have not yet determined the date we will adopt this new guidance.

We are currently evaluating the expected impact of this new standard and have made measurable progress to date. We are currently evaluating our existing population of leases under the new guidance, updating accounting policy and position memos, and assessing whether additional technology solutions are required internally to support the requirements under this accounting guidance. We will continue to evaluate the impact that this new guidance will have, if any, on the Company’s consolidated financial statements and related disclosures and provide further updates.

In January 2016, the FASB issued a new accounting update which amends the guidance on the classification and measurement of financial instruments. Although the accounting update retains many current requirements, it significantly revises accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The accounting update also amends certain fair value disclosures of financial instruments and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the entity’s evaluation of their other deferred tax assets. The update requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies at fair value, with fair value changes recognized through net income. This requirement does not apply to investments that qualify for equity method accounting, investments that result in consolidation of the investee or investments in which the entity has elected the practicability exception to fair value measurement. Under current GAAP, available-for-sale investments in equity securities, with a readily determinable fair value, are re-measured to fair value each reporting period with changes in fair value recognized in accumulated other comprehensive income (loss). However, under the new guidance, fair value adjustments will be recognized through net income. For equity securities currently accounted for under the cost method (as they do not have a readily determinable fair value), the new guidance requires those equity investments to be carried at fair value with changes in net income, unless an entity elects to measure those investments, at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company intends to elect this measurement alternative for equity securities without a readily determinable fair value. Additionally, this accounting update will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. In addition, this accounting update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost in the balance sheet. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Upon adoption, an entity will apply the new guidance on a modified retrospective basis, which is to record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted, with two exceptions. The amendments related to equity investments without readily determinable fair values (including disclosure requirements) will be effective prospectively. The requirement to use the exit price notion to measure the fair value of financial instruments for disclosure purposes will also be applied prospectively. We anticipate adopting this new guidance on January 1, 2018 and are still evaluating the impact to our consolidated financial statements and related disclosures.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers which will replace numerous requirements in GAAP, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The two permitted transition methods under this new accounting guidance are the full retrospective method, in which case the guidance would be applied to each prior reporting period presented and the cumulative effect of applying the guidance would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the guidance would be recognized at the date of initial application. We anticipate adopting this new guidance on January 1, 2018.

To date, we have made significant progress toward completing our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. We have established a cross-functional implementation team from across our organization and have made significant progress in the review of our contracts portfolio and our current accounting policies and practices to identify potential differences that could result from applying the requirements of the new standard to our revenue contracts.

We continue to evaluate the impact that this new guidance will have, if any, on the Company’s consolidated financial statements, internal controls, and related disclosures and will provide further updates during the second quarter of 2017, including the selection of an adoption method.

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued new accounting guidance which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control within the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. We adopted this new guidance on January 1, 2017, on a retrospective basis, with no impact on our consolidated financial statements and related disclosures.

There have been no material changes to our significant accounting policies since December 31, 2016. For additional information about our accounting policies and estimates, refer to “Note 2: Significant Accounting Policies”, in the notes to our unaudited condensed consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 3: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and restricted stock units (“RSUs”), on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended
	March 31,
	2017	2016
	(in millions)
Selling and marketing	$5	$4
Technology and content	7	9
General and administrative	7	6
Total stock-based compensation	19	19
Income tax benefit from stock-based compensation	(7)	(7)
Total stock-based compensation, net of tax effect	$12	$12

During both the three months ended March 31, 2017 and 2016, respectively, we capitalized $3 million of stock-based compensation expense as internal-use software and website development costs.

Stock-Based Award Activity and Valuation

2017 Stock Option Activity

During the three months ended March 31, 2017, we have issued 1,485,903 service-based non-qualified stock options under the Company’s Amended and Restated 2011 Stock and Annual Incentive Plan (the “2011 Incentive Plan”). These stock options generally have a term of ten years from the date of grant and generally vest equally over a four-year requisite service period.

A summary of the status and activity for stock option awards relating to our common stock for the three months ended March 31, 2017, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2016	5,818	$57.60
Granted	1,486	42.89
Exercised (1)	(374)	29.10
Cancelled or expired	(170)	85.55
Options outstanding at March 31, 2017	6,760	$55.24	6.4	$13
Exercisable as of March 31, 2017	2,885	$47.97	4.9	$12
Vested and expected to vest after March 31, 2017 (2)	6,760	$55.24	6.4	$13
(1)

Inclusive of 219,451 of options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares that had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

(2)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on The NASDAQ Global Select Market as of March 31, 2017 was $43.16. The total intrinsic value of stock options exercised was $7 million and $12 million, for the three months ended March 31, 2017 and 2016, respectively.

The fair value of stock option grants under the 2011 Incentive Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended
	March 31,
	2017	2016
Risk free interest rate	1.91%	1.28%
Expected term (in years)	5.35	5.18
Expected volatility	41.53%	41.64%
Expected dividend yield	— %	— %

The weighted-average grant date fair value of options granted was $17.20 and $24.41 for the three months ended March 31, 2017 and 2016, respectively. The total fair value of stock options vested was $13 million and $23 million, for the three months ended March 31, 2017 and 2016, respectively. Cash received from stock option exercises was $3 million and $2 million for the three months ended March 31, 2017 and 2016, respectively.

2017 RSU Activity

During the three months ended March 31, 2017, we issued 3,732,145 RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock on the date of grant. These RSUs generally vest over a four-year requisite service period.

The following table presents a summary of our RSU activity during the three months ended March 31, 2017:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2016	2,856	$69.35
Granted	3,732	42.90
Vested and released (1)	(692)	67.30
Cancelled	(104)	63.40
Unvested RSUs outstanding as of March 31, 2017	5,792	$52.65	$250
Expected to vest after March 31, 2017 (2)	5,792	$52.65	$250

(1)

Inclusive of 212,894 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

(2)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our expected to vest calculation unless necessary for a performance condition award.

Total current income tax benefits during the three months ended March 31, 2017 and 2016 associated with the exercise or settlement of all TripAdvisor stock-based awards held by our employees were $14 million and $12 million, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at March 31, 2017 related to our non-vested stock options and RSU awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs
Unrecognized compensation expense	$64	$283
Weighted average period remaining (in years)	2.9	3.4

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

Diluted Earnings Per Share Attributable to Common Stockholders

Diluted earnings per share (“Diluted EPS”) include the potential dilution of common equivalent shares outstanding that could occur from stock-based awards and other stock-based commitments using the treasury stock method.  We compute Diluted EPS by dividing net income by the sum of the weighted average number of common and common equivalent shares outstanding during the period. We computed the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, and (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of outstanding common equivalent shares related to stock options and the vesting of restricted stock units using the treasury stock method, and (iii) if dilutive, performance based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended March 31,
	2017	2016
Numerator:
Net income	$13	$29
Denominator:
Weighted average shares used to compute Basic EPS	143,632	145,445
Weighted average effect of dilutive securities:
Stock options	516	1,185
RSUs	569	273
Weighted average shares used to compute Diluted EPS	144,717	146,903
Basic EPS	$0.09	$0.20
Diluted EPS	$0.09	$0.20

The following potential common shares related to stock options and RSUs were excluded from the calculation of Diluted EPS (in thousands) because their effect would have been anti-dilutive for the periods presented:

	Three months ended March 31,
	2017(1)	2016(1)
Stock options	4,433	2,871
RSUs	2,014	887
Total	6,447	3,758
(1)

These totals do not include 125,000 performance-based options for the three months ended March 31, 2017 and 12,799 performance-based RSUs for the three months ended March 31, 2016, representing the right to acquire the equivalent number of shares of common stock for which all targets required to trigger vesting had not been achieved; therefore, such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 5: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities as of the dates presented (in millions):

	March 31, 2017
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$727	$-	$-	$727	$727	$-	$-
Level 1:
Money market funds	4	-	-	4	4	-	-
Level 2:
U.S. agency securities	3	-	-	3	-	2	1
Certificates of deposit	1	-	-	1	-	1	-
Corporate debt securities	14	-	-	14	-	12	2
Subtotal	18	-	-	18	-	15	3
Total	$749	$-	$-	$749	$731	$15	$3

	December 31, 2016
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$595	$-	$-	$595	$595	$-	$-
Level 1:
Money market funds	17	-	-	17	17	-	-
Level 2:
U.S. agency securities	23	-	-	23	-	21	2
U.S. treasury securities	8	-	-	8	-	8	-
Certificates of deposit	16	-	-	16	-	15	1
Commercial paper	5	-	-	5	-	5	-
Corporate debt securities	82	-	-	82	-	69	13
Subtotal	134	-	-	134	-	118	16
Total	$746	$-	$-	$746	$612	$118	$16

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at March 31, 2017 and December 31, 2016, respectively.

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

There were no material realized gains or losses related to sales of our marketable securities for the three months ended March 31, 2017 and 2016, respectively.  Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We consider any individual investments in an unrealized loss position to be temporary in nature and do not consider any of our investments other-than-temporarily impaired as of March 31, 2017.

Derivative Financial Instruments

In certain circumstances, we enter into foreign currency forward exchange contracts, or forward contracts, to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. We do not use derivatives for trading or speculative purposes.

Our current forward contracts are not designated as hedges and have current maturities of less than 90 days. Consequently, any gain or loss resulting from the change in fair value was recognized in our unaudited condensed consolidated statement of operations.  The net loss related to our settled and outstanding forward contracts for the three months ended March 31, 2017 was not material. We recorded a net loss of $1 million for the three months ended March 31, 2016 related to our settled and outstanding forward contracts in our unaudited condensed consolidated statements of operations in “Interest income and other, net.”

The following table shows the notional principal amounts of our outstanding derivative instruments that are not designated as hedging instruments as of the dates presented:

	March 31, 2017	December 31, 2016
	(in millions)
Foreign exchange-forward contracts (1) (2)	$7	$6
(1)	Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. Dollar. The Company was entered into one outstanding derivative contract as of March 31, 2017.
(2)

The fair value of our derivatives were not material as of March 31, 2017 and December 31, 2016, respectively. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets.

Counterparties to our foreign currency exchange derivatives consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated and any credit risk amounts associated with our outstanding or unsettled derivative instruments are deemed to be not material for any period presented.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include accounts receivable, accounts payable, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. The carrying value of the long-term debt from our 2015 Credit Facility bears interest at a variable rate and therefore is also considered to approximate fair value.

We also hold investments in equity securities of privately-held companies of approximately $14 million at March 31, 2017 and December 31, 2016, respectively. These investments are accounted for under the cost method and included in "Other long-term assets" in the Company's unaudited condensed consolidated balance sheet. As of March 31, 2017, we did not estimate the fair value of these cost-method investments because there were no identified events or changes in circumstances, since December 31, 2016, which may have a significant adverse impact on the carrying values of these investments.

We did not have any Level 3 assets or liabilities at March 31, 2017 and December 31, 2016.

NOTE 6: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

	March 31,	December 31,
	2017	2016
	(in millions)
Short-Term Debt:
Chinese Credit Facilities	$7	$7
2016 Credit Facility	-	73
Total Short-Term Debt (1)	$7	$80

Long-Term Debt:
2015 Credit Facility	$210	$91
Total Long-Term Debt	$210	$91

2015 Credit Facility

On June 26, 2015, we entered into a five year credit agreement (the “2015 Credit Facility”) with a group of lenders. The 2015 Credit Facility, among other things, provides for (i) a $1 billion unsecured revolving credit facility, (ii) an interest rate on borrowings and commitment fees based on the Company’s and its subsidiaries’ consolidated leverage ratio; and (iii) uncommitted incremental revolving loan and term loan facilities, subject to compliance with a leverage covenant and other conditions. Any overdue amounts under or in respect of the revolving credit facility not paid when due shall bear interest at (i) in the case of principal, the applicable interest rate plus 2.00% per annum, (ii) in the case of interest denominated in Sterling or Euro, the applicable rate plus 2.00% per annum; and (iii) in the case of interest denominated in US dollars, 2.00% per annum plus the Alternate Base Rate plus the interest rate spread applicable to ABR loans. The Company may borrow from the revolving credit facility in U.S dollars, Euros and British pound sterling with a term of five years expiring June 26, 2020.  There is no specific repayment date prior to the five-year maturity date for borrowings under this revolving credit facility.

During the three months ended March 31, 2017, the Company borrowed an additional $270 million and repaid $151 million of our outstanding borrowings on the 2015 Credit Facility. These net borrowings during the quarter were primarily used to repurchase shares of our outstanding common stock under the Company’s repurchase program, which is described below in “Note 10: Stockholders Equity”. Based on the Company’s leverage ratio as of March 31, 2017, our borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. The Company is borrowing under a one-month interest period of 2.125% per annum as of March 31, 2017, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period.  We are also required to pay a quarterly commitment fee, on the daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is subject to a commitment fee of 20.0 basis points, given the Company’s leverage ratio as of March 31, 2017. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of March 31, 2017, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.  During the three months ended March 31, 2017 and 2016, we recorded total interest expense and commitment fees on our 2015 Credit Facility of $1 million and $2 million, respectively, to interest expense on our unaudited condensed consolidated statements of operations. All unpaid interest and commitment fee amounts as of March 31, 2017 and December 31, 2016, respectively, were not material.

We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of the Company have agreed to guarantee the Company’s obligations under the 2015 Credit Facility. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. Additionally, the 2015 Credit Facility includes a subjective acceleration clause, which could be triggered by the lenders, if a representation, warranty or statement made by the Company proves to be incorrect in any material respect, which in turn would permit the lenders to accelerate repayment of any outstanding obligations.  The Company believes that the likelihood of the lender exercising this right is remote and, as such, we classify borrowings under this facility as long-term debt. As of March 31, 2017, we were in compliance with all of our debt covenants.

2016 Credit Facility

On September 7, 2016, we entered into an uncommitted facility agreement, which provides for a $73 million unsecured revolving credit facility (the “2016 Credit Facility”) with no specific expiration date.  The 2016 Credit Facility is available at the lender’s discretion and can be canceled at any time. Repayment terms for borrowings under the 2016 Credit Facility are generally one to six month periods or such other periods as the parties may mutually agree and bear interest at LIBOR plus 112.5 basis points.  The Company may borrow from the 2016 Credit Facility in U.S dollars only and we may voluntarily repay any outstanding borrowing at any time without premium or penalty.  Any overdue amounts under or in respect of the 2016 Credit Facility not paid when due shall bear interest in the case of principal at the applicable interest rate plus 1.50% per annum. In addition, TripAdvisor, LLC, a wholly-owned domestic subsidiary of the Company, has agreed to guarantee the Company’s obligations under the 2016 Credit Facility.  There are no specific financial or incurrence covenants.

The Company repaid all outstanding borrowings during the three months ended March 31, 2017. During the three months ended March 31, 2017, total interest recorded with respect to our 2016 Credit Facility to interest expense on our unaudited condensed consolidated statement of operations was not material.

Chinese Credit Facilities

In addition to our borrowings under the 2015 Credit Facility and 2016 Credit Facility, we maintain two credit facilities in China (jointly, the “Chinese Credit Facilities”). As of March 31, 2017 and December 31, 2016, we had short-term borrowings outstanding of $7 million, respectively.

We are parties to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Our Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of March 31, 2017.  As of March 31, 2017, there were no outstanding borrowings under our Chinese Credit Facility—BOA.

We are also parties to a RMB 70,000,000 (approximately $10 million), one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). Our Chinese Credit Facility—JPM currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of March 31, 2017.  As of March 31, 2017, we had $7 million of outstanding borrowings from the Chinese Credit Facility – JPM.

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

Our effective tax rate for the three months ended March 31, 2017 and 2016 was 48.0% and 23.7%, respectively. For the three months ended March 31, 2017, the effective tax rate is greater than the federal statutory rate primarily due to valuation allowances on losses in jurisdictions outside the United States and recognition of stock compensation shortfalls. The change in the effective tax rate for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 rate was primarily due to increased valuation allowances on losses in jurisdictions outside the United States and a lower stock price resulting in stock compensation shortfalls.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of March 31, 2017, accrued interest is $6 million, net of federal and state benefit, and no penalties have been accrued.

By virtue of previously filed consolidated income tax returns filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and 2011 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the 2012 and 2013 tax years and under an employment tax audit by the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes.  We are no longer subject to tax examinations by tax authorities for years prior to 2008.  As of March 31, 2017, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

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

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. The Company recorded a tax benefit of $1 million in its consolidated statement of operations for both the three months ended March 31, 2017 and March 31, 2016, respectively. The Company will continue to monitor this matter and related potential impacts to its consolidated financial statements.

NOTE 8: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	March 31, 2017	December 31, 2016
	(in millions)
Accrued employee salary, bonus, and related benefits	$28	$53
Accrued marketing costs	48	37
Other	46	37
Total	$122	$127

NOTE 9: COMMITMENTS AND CONTINGENCIES

There have been no material changes to our commitments and contingencies since December 31, 2016. Refer to “Note 13: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Legal Proceedings

In the ordinary course of business, we are parties to regulatory and legal matters arising out of our operations.  These matters may involve claims involving alleged infringement of third-party intellectual property rights (including patent infringement), defamation, taxes, regulatory compliance, privacy issues and other claims. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure.  When (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations.  We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable probability that a loss may have been incurred and whether such loss is reasonably estimable.  We base accruals made on the best information available at the time which can be highly subjective.  Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on the business.  However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

Additionally, we continue to accumulate positive cash flows in foreign jurisdictions, which we consider indefinitely reinvested. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S.

companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on our U.S. tax expense and cash flows. See “Note 7: Income Taxes” above for further information on potential contingencies surrounding income taxes.

NOTE 10: STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2017, we repurchased 3,529,923 shares of outstanding common stock under the share repurchase program at an aggregate cost of $150 million, or an average share price of $42.49. As of March 31, 2017, we have a remaining balance of $100 million to repurchase shares of our common stock under the share repurchase program.

NOTE 11: RELATED PARTY TRANSACTIONS

We consider Liberty TripAdvisor Holdings, Inc. (“LTRIP”) a related party.  As of March 31, 2017, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which shares constitute 14.1% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.9% of the outstanding common stock. Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.0% of our voting power.

We had no related party transactions with LTRIP during the three months ended March 31, 2017 and 2016.

NOTE 12: SEGMENT INFORMATION

Our reporting structure includes two reportable segments: Hotel and Non-Hotel.

Hotel

Our Hotel segment includes revenue generated from the following sources:

•

TripAdvisor-branded Click-based and Transaction Revenue. Our largest source of Hotel segment revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our partners’ sites. Our click-based advertising partners are predominantly online travel agencies, or OTAs, and direct suppliers in the hotel product category. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from advertisers determined by the number of users who click on a link multiplied by the price that partner is willing to pay for that click, or hotel shopper lead. CPC rates are determined in a dynamic, competitive auction process that enables our partners to use our proprietary, automated bidding system to submit CPC bids to have their hotel rates and availability listed on our site. Transaction revenue is generated from our instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission to TripAdvisor for a user that completes a hotel reservation on our website.

•

TripAdvisor-branded Display-based Advertising and Subscription Revenue. Advertising partners can promote their brands in a contextually-relevant manner through a variety of display-based advertising placements on our websites. Our display-based advertising clients are predominately direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. We also accept display-based advertising from OTAs and attractions, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or CPM, basis. Subscription-based advertising is offered to hotels, B&Bs and other specialty lodging properties. This advertising product is sold for a flat fee and enables subscribers to list, for a contracted period of time, a website URL, email address and phone number on our TripAdvisor-branded websites, as well as to post special offers for travelers.

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

Restaurants. Through our restaurant reservations business, The Fork, we provide information and services for users to research and book restaurants. The Fork is an online restaurant booking platform operating on a number of sites (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, www.dimmi.com.au, and www.en.couverts.nl), with a network of restaurant partners primarily across Europe and Australia. The Fork generates revenue by charging our restaurant partners a fee for each restaurant guest, or seated diner, that we facilitate through our online reservation systems. The Fork also provides flexible online booking and a premium data and analytics tool, for which the restaurant owner pays a subscription fee. The Fork’s bookable inventory is also available on TripAdvisor-branded websites and mobile applications.

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

The following tables present our segment information for the three months ended March 31, 2017 and 2016, and include a reconciliation of Adjusted EBITDA to Net Income. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our chief operating decision maker does not evaluate operating segments using this information. We also do not regularly provide such information by segment to our chief operating decision maker. Intersegment revenue is not material and, in addition, already eliminated in the information by segment provided to our chief operating decision maker. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments.  Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Three months ended March 31, 2017
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$314	$58	$-	$372
Adjusted EBITDA (1)	88	(15)	-	73
Depreciation			(19)	(19)
Amortization of intangible assets			(8)	(8)
Stock-based compensation			(19)	(19)
Operating income				27
Other expense, net				(2)
Income before income taxes				25
Provision for income taxes				(12)
Net income				13

	Three months ended March 31, 2016
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$303	$49	$ -	$352
Adjusted EBITDA (1)	106	(21)	-	85
Depreciation			(16)	(16)
Amortization of intangible assets			(8)	(8)
Stock-based compensation			(19)	(19)
Operating income				42
Other expense, net				(4)
Income before income taxes				38
Provision for income taxes				(9)
Net income				29

(1)

Includes allocated general and administrative expenses in our Hotel segment of $19 million and $22 million; and in our Non-Hotel segment of $9 million and $9 million for the three months ended March 31, 2017 and 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017, Part II, Item 1A, “Risk Factors.” Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Our TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide. Our TripAdvisor-branded websites reached nearly 390 million average monthly unique visitors during the quarter ended March 31, 2017, according to our internal log files. We currently feature over 500 million reviews and opinions on 7 million places to stay, places to eat and things to do – including 1,080,000 hotels and accommodations and 820,000 vacation rentals, 4.3 million restaurants and 790,000 activities and attractions worldwide. In addition to the flagship TripAdvisor brand, we now manage and operate the following 23 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry: www.airfarewatchdog.com, www.bookingbuddy.com, www.citymaps.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, and www.dimmi.com.au), www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.independenttraveler.com, www.jetsetter.com,  www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.travelpod.com, www.tripbod.com, www.vacationhomerentals.com, and www.viator.com.

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

Executive Summary and Trends

As the largest online travel platform, we believe we are an attractive marketing channel for advertisers—including hotel chains, independent hoteliers, OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers— who seek to sell their products and services to our large user base. We offer users the ability to do real-time price comparison through our metasearch product, as well as the ability to book hotels, flights, cruises, vacation rentals, tours, activities and attractions, and restaurants directly on our website through our instant booking product. The key drivers of our financial results are described below, including a summary of our growth strategy, current trends affecting our business, and our segment information.

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

•

Increasing Traffic to Our Platform. We seek to amplify our global brand and products through various online and offline performance-based marketing channels in order to increase the number of users who navigate to our site either directly, also known as domain direct traffic, or from other marketing channels. We have leveraged, at different points in time, a number of offline advertising channels, including permanent branding campaigns such as TripAdvisor branded campaigns (such as awards, certificates, stickers and badges) and television advertising. We also leverage a number of online advertising channels, including: customer relationship management email campaigns, or “CRM”; social networks; search engine marketing, or “SEM”, which promotes websites by increasing their visibility in search engine results through paid placements, contextual advertising, and paid inclusions; and retargeting, which targets consumers based on their search behavior. In addition, for sources of user traffic, we rely on search engine optimization, or SEO, which promotes websites with relevant and current content that rank well in “organic,” or unpaid search engine results, as well as referrals from partners whose sites contain links to TripAdvisor content, badges or widgets. In order to continue growing unique visitors to our websites and enhancing the quality of those visits, we intend to invest in, some or all of, the aforementioned channels, as well as any new channels that we may identify in the future.

•

Enhancing Our Mobile Offerings. Innovating and improving our mobile products is a key priority as mobile devices continue to proliferate and consumers increasingly conduct more internet searches and commerce on these devices. During the quarter ended March 31, 2017, nearly half of our average monthly unique visitors came from mobile phone, growing 28% year-over-year, according to our log files. We anticipate that the growth rate in mobile visitors will continue to exceed the growth rate of our overall monthly unique visitors, resulting in an increased proportion of users continuing to use their mobile devices to access the full range of services available on our websites and applications. We are investing significant resources to improve the features, functionality, engagement, and commercialization of our travel products on our mobile websites and applications.

•

Growing Attractions, Restaurants and Vacation Rentals Businesses. A significant percentage of our users come to our websites for content on 790,000 activities and attractions, 4.3 million restaurants, and 820,000 vacation rentals, and we believe that continuing to build in-destination listings gives us a unique opportunity to delight users in more moments during more trips.  We continue to execute this strategy and increase the stickiness of our products by investing in increasing bookable supply and strengthening our user engagement through our mobile platform.

Current Trends in Our Business

Hotel Segment

In our hotel segment, we have invested significant time and resources towards enabling users to book hotels on our sites and applications through our instant booking feature.  We began with the accelerated rollout in our two largest markets – the United States and the United Kingdom – in the third quarter of 2015, and completed an accelerated and staged global rollout of this feature to all of our markets during the first half of 2016. During 2016, the instant booking feature monetized at a lower revenue per hotel shopper rate than our metasearch feature, and therefore was dilutive to our TripAdvisor-branded click-based and transaction revenue growth and to our overall revenue per hotel shopper. However, in the second half of 2016, TripAdvisor-branded click-based and transaction revenue growth rates improved as we lapped the instant booking rollout in the United States, our largest market, increased spend in our online paid marketing channels, and made product enhancements throughout the year. These trends have continued through the first quarter of 2017. In addition, the majority of our instant booking revenue is recorded under the consumption model and is recognized at the time the traveler consumes, or completes, the stay. Comparatively, revenue recognized under our metasearch feature is recorded when a traveler makes the click-through to the travel partners’ websites. In future periods, greater contribution from our instant booking consumption model to TripAdvisor-branded click-based and transaction revenue could result in additional revenue recognized at the time of a consumed stay and therefore a shift in the timing of our revenue recognition.

During 2016 and into the first quarter of 2017, we continued to improve our hotel shopping experience, which included an improved display of our metasearch and instant booking features to hotel shoppers, as well as improving booking transaction acumen, which includes improving the on-site experience by offering the best price value proposition, improving room-level content, optimizing the room selection and booking path, and on-boarding more partners with strong branding and supply channels in order to achieve increased initial and repeat bookings. We have continued to explore and develop additional opportunities to reach a broader audience with our booking capabilities through online and offline marketing investment.  We now offer users an end-to-end hotel shopping experience, which we believe has improved the hotel shopping experience, as well as educated users about our more comprehensive offering, which we believe will enable us to drive more conversions of hotel shoppers to bookings, ultimately resulting in higher bookings for our partners and higher revenue per hotel shopper on our platform.

In the first quarter of 2017, average monthly unique hotel shoppers increased 9%, when compared to the same period in 2016, according to our log files. The increase is primarily due to the success in our online marketing strategy for desktop and tablet devices and the general trend of an increasing number of hotel shoppers visiting our websites and apps on mobile phones, partially offset by the impact of the global launch of our instant booking product feature in certain of our non-U.S. markets, a continued intense competitive environment, and other travel market dynamics. One of our key strategic objectives is to grow our brand awareness and grow the number of hotel shoppers on our platforms. We continue to leverage a number of marketing channels, both paid and unpaid, to achieve this objective, including online efforts such as SEM, social media, and email campaigns, as well as offline efforts such as TripAdvisor branded campaigns. Over time, the traffic visiting our websites and applications from paid marketing channels has generally grown faster than traffic from unpaid sources due to competition from other travel companies and search engines, which has impacted our profitability.

During the first quarter of 2017, hotel shoppers that visited our websites and applications on mobile phones continued to grow significantly faster than traffic from desktop and tablet devices. As a result, this has remained a headwind against our revenue per hotel shopper and our TripAdvisor-branded click-based and transaction revenue, as mobile phones monetize significantly less than desktop and tablet. This is due to a number of factors, including the fact that mobile phone is still in the early stages of eCommerce adoption, our partners reduced ability to attribute booking behavior on their websites and applications back to TripAdvisor, limited advertising opportunities on smaller screen devices, lower cost-per-click, lower booking intent, and lower average gross booking value based on consumer purchasing patterns. Mobile phone product development continues to be an area of strategic growth and investment, and we will continue to invest and innovate in this growing platform in order to increase our user base, engagement and monetization over the long term.

As a global travel business specializing in discretionary leisure travel, we believe our hotel shopper growth, revenue per hotel shopper and Hotel segment financial performance also were negatively impacted by macroeconomic and geopolitical dynamics, including foreign currency exchange rates and terrorism events, among other factors.

Non-Hotel Segment

TripAdvisor’s end-to-end user experience extends beyond our hotel business. In the first quarter of 2017, monthly unique users to non-hotel pages on our websites and applications – including attractions, restaurants, and vacation rentals – continued to grow. In efforts to address this growing demand and engagement with these products we have invested in improving the user experience on all devices as well as in building our inventory of global supply of bookable attractions, restaurants, and vacation rentals. In addition to achieving strong supply growth, we continue to drive increased mobile engagement and mobile bookings with new mobile ticketing capabilities and mobile push notifications, including in-destination suggestions on the best things to do, helpful tips on the best nearby restaurants, and popular dish recommendations. Continued successful execution of our key growth strategies resulted in 18% revenue growth in this segment in the first quarter of 2017, when compared to the same period in 2016. Increasing traffic to and engagement with our Non-Hotel businesses, as well as increasing our global supply to offer users more choice are ongoing strategic objectives.

Segments

Refer to “Note 12: Segment Information” in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for financial information and additional descriptive information related to our segments.

Employees

As of March 31, 2017, we had 3,312 employees. Of these employees, approximately 51% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, expenditures by travel advertisers to market to potential travelers and, therefore, our financial performance, or revenue and profits, tend to be seasonal as well. As a result, our financial performance tends to be seasonally highest in the third quarter of a year, as it is a key period for travel research and trip-taking, compared to the first and fourth quarters which represent seasonal low points. Further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

New and Recently Adopted Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In March 2017, the FASB issued new accounting guidance which shortens the amortization period for the premium paid on certain purchased callable debt securities to the earliest call date instead of the bond’s maturity. The amendments do not require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures as well as the date we will adopt this new guidance.

In January 2017, the FASB issued new accounting guidance  to clarify the definition of a business and provide additional guidance to assist entities with evaluating whether transactions should be accounted for as asset acquisitions (or asset disposals) or business combinations (or disposals of a business). Under this new guidance, an entity first determines whether substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the transaction should be accounted for as an asset acquisition as opposed to a business combination. This distinction is important because the accounting for an asset acquisition significantly differs from the accounting for a business combination. This new guidance eliminates the requirement to evaluate whether a market participant could replace missing elements (e.g. inputs or processes), narrows the definition of outputs and requires that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.  This new guidance will be effective for us in the first quarter of 2018, with early adoption permitted including for interim or annual periods in which the financial statements have not been issued or made available for issuance. The new guidance will be applied prospectively to any transactions occurring within the period of adoption. We are currently considering our timing of adoption. Upon adoption, the new guidance will impact how we assess acquisitions (or disposals) of assets or businesses and do not expect it will have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued new accounting guidance to simplify the accounting for goodwill impairment. The new guidance removes Step two of the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill, which requires a hypothetical purchase price allocation, with the carrying amount of that reporting unit’s goodwill. Under this new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary.  The new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests occurring after January 1, 2017. The new guidance will be applied prospectively. We are currently evaluating the date we will adopt this guidance and what the impact upon adoption will be, if any.

In November 2016, the FASB issued new accounting guidance on the classification and presentation of restricted cash in the statement of cash flows to address the diversity in practice. This new guidance requires entities to show changes in cash, cash equivalents and restricted cash on a combined basis in the statement of cash flows. In addition, this accounting guidance requires a reconciliation of the total cash, cash equivalent and restricted cash in the statement of cash flows to the related captions in the balance sheet if cash, cash equivalents and restricted cash are presented in more than one line item in the balance sheet. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.  Upon adoption, an entity may apply the new guidance only retrospectively to all prior periods presented in the financial statements.  We anticipate adopting this new guidance on January 1, 2018, on a retrospective basis, and currently do not expect it will have a material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  Upon adoption, an entity may apply the new guidance only on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We expect to adopt this new guidance on January 1, 2018 and are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued new accounting guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new guidance specifically addresses the following cash flow topics in an effort to reduce diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  Upon adoption, an entity may apply the new guidance only retrospectively to all prior periods presented in the financial statements. We anticipate adopting this new guidance on January 1, 2018, on a retrospective basis, and we do not expect it will have a material impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued new accounting guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. For financial assets measured at amortized cost, this new guidance requires an entity to: (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected; (2) recognize this allowance and changes in the allowance during subsequent periods through net income; and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this new guidance made several targeted amendments to the existing other-than-temporary impairment model, including: (1) requiring disclosure of the allowance for credit losses; (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities; (3) limiting impairment to the difference between the amortized cost basis and fair value; and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted, including interim periods within those fiscal years beginning after December 15, 2018. We are currently considering our timing of adoption and in the process of evaluating the impact of adopting this guidance on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets (right-of-use-assets) and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. The new guidance will classify leases as either finance or operating leases, with classification determining the presentation of expenses and cash flows on our consolidated financial statements. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, which will require the recognition and measurement of leases at the beginning of the earliest comparative period presented in the financial statements using a modified retrospective approach. We have not yet determined the date we will adopt this new guidance.

We are currently evaluating the expected impact of this new standard and have made measurable progress to date. We are currently evaluating our existing population of leases under the new guidance, updating accounting policy and position memos, and assessing whether additional technology solutions are required internally to support the requirements under this accounting guidance.

We will continue to evaluate the impact that this new guidance will have, if any, on the Company’s consolidated financial statements and related disclosures and provide further updates.

In January 2016, the FASB issued a new accounting update which amends the guidance on the classification and measurement of financial instruments. Although the accounting update retains many current requirements, it significantly revises accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The accounting update also amends certain fair value disclosures of financial instruments and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the entity’s evaluation of their other deferred tax assets. The update requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies at fair value, with fair value changes recognized through net income. This requirement does not apply to investments that qualify for equity method accounting, investments that result in consolidation of the investee or investments in which the entity has elected the practicability exception to fair value measurement. Under current GAAP, available-for-sale investments in equity securities, with a readily determinable fair value, are re-measured to fair value each reporting period with changes in fair value recognized in accumulated other comprehensive income (loss). However, under the new guidance, fair value adjustments will be recognized through net income. For equity securities currently accounted for under the cost method (as they do not have a readily determinable fair value), the new guidance requires those equity investments to be carried at fair value with changes in net income, unless an entity elects to measure those investments, at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company intends to elect this measurement alternative for equity securities without a readily determinable fair value. Additionally, this accounting update will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. In addition, this accounting update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost in the balance sheet. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Upon adoption, an entity will apply the new guidance on a modified retrospective basis, which is to record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted, with two exceptions. The amendments related to equity investments without readily determinable fair values (including disclosure requirements) will be effective prospectively. The requirement to use the exit price notion to measure the fair value of financial instruments for disclosure purposes will also be applied prospectively. We anticipate adopting this new guidance on January 1, 2018 and are still evaluating the impact to our consolidated financial statements and related disclosures.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers which will replace numerous requirements in GAAP, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations and, in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The two permitted transition methods under this new accounting guidance are the full retrospective method, in which case the guidance would be applied to each prior reporting period presented and the cumulative effect of applying the guidance would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the guidance would be recognized at the date of initial application. We anticipate adopting this new guidance on January 1, 2018.

To date, we have made significant progress toward completing our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. We have established a cross-functional implementation team from across our organization and have made significant progress in the review of our contracts portfolio and our current accounting policies and practices to identify potential differences that could result from applying the requirements of the new standard to our revenue contracts. We continue to evaluate the impact that this new guidance will have, if any, on the Company’s consolidated financial statements, internal controls, and related disclosures and will provide further updates during the second quarter of 2017, including the selection of an adoption method.

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued new accounting guidance which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control within the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. We adopted this new guidance on January 1, 2017, on a retrospective basis, with no impact on our unaudited condensed consolidated financial statements and related disclosures.

Results of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended March 31,		% Change
	2017	2016	2017 vs. 2016
Revenue	$372	$352	6%

Costs and expenses:
Cost of revenue	17	16	6%
Selling and marketing	207	172	20%
Technology and content	59	61	(3)%
General and administrative	35	37	(5)%
Depreciation	19	16	19%
Amortization of intangible assets	8	8	0%
Total costs and expenses:	345	310	11%
Operating income	27	42	(36)%
Other income (expense):
Interest expense	(3)	(4)	(25%)
Interest income and other, net	1	-	100%
Total other expense, net	(2)	(4)	(50)%
Income before income taxes	25	38	(34)%
Provision for income taxes	(12)	(9)	33%
Net income	$13	$29	(55)%

Other Financial Data:
Adjusted EBITDA (1)	$73	$85	(14)%

(1) See “Adjusted EBITDA” discussion below for more information and for a reconciliation of Adjusted EBITDA to net income for the periods presented.

Revenue and Segment Information

	Three months ended March 31,		% Change
	2017	2016	2017 vs. 2016
Revenue by Segment:	(in millions)
Hotel	$314	$303	4%
Non-Hotel	58	49	18%
Total revenue	$372	$352	6%
Adjusted EBITDA by Segment (1):
Hotel	$88	$106	(17)%
Non-Hotel	(15)	(21)	29%
Total Adjusted EBITDA	$73	$85	(14)%
Adjusted EBITDA Margin by Segment (2):
Hotel	28%	35%
Non-Hotel	(26)%	(43)%

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

Hotel Segment

Our Hotel segment revenue increased by $11 million during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to a $22 million increase in TripAdvisor-branded click-based and transaction revenue, primarily due to an increase in revenue per hotel shopper of 2% and an increase in average monthly unique hotel shoppers of 9%, partially offset by a decrease of $3 million in TripAdvisor-branded display-based advertising and subscription revenue, and $8 million in other hotel revenue, all of which are discussed below.

Adjusted EBITDA in our Hotel segment decreased $18 million during three months ended March 31, 2017, when compared to the same period in 2016, primarily due to increased SEM and online traffic acquisition costs, partially offset by an increase in revenue. Our Hotel segment adjusted EBITDA margin decelerated during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to an increase in SEM and online traffic acquisition costs to support growth.

The following is a detailed discussion of the revenue sources within our Hotel segment:

	Three months ended March 31,		% Change
	2017	2016	2017 vs. 2016
	(in millions)
Hotel:
TripAdvisor-branded click-based and transaction	$211	$189	12%
TripAdvisor-branded display-based advertising and subscription	65	68	(4%)
Other hotel revenue	38	46	(17%)
Total Hotel revenue	$314	$303	4%

TripAdvisor-branded Click-based and Transaction Revenue

TripAdvisor-branded click-based and transaction revenue includes click-based advertising revenue from our TripAdvisor-branded websites and revenue from our instant booking feature. For the three months ended March 31, 2017 and 2016, 67% and 62%, respectively, of our total Hotel segment revenue came from our TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue increased $22 million during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to an increase of 2% in revenue per hotel shopper and an increase of 9% in average monthly unique hotel shoppers during the quarter, which is explained below. Our largest source of Hotel segment revenue is click-based advertising revenue from our TripAdvisor-branded websites, which includes links to our partners’ sites and contextually-relevant branded and related text links. Click-based advertising is generated primarily through our metasearch auction, a description of which follows.  Our click-based advertising partners are predominantly OTAs, and direct suppliers in the hotel product category. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from advertisers based on the number of users who click on each type of link, or in other words a conversion of a hotel shopper to a paid click. CPC is the price that partners are willing to pay for a hotel shopper lead, and is determined in a competitive process that enables our partners to use our proprietary, automated bidding system to submit CPC bids to have their rates and availability listed on our site. When a partner submits a CPC bid, they are agreeing to pay the amount of that bid each time a user subsequently clicks on the link to the partner’s website. Bids can be submitted periodically – as often as daily– on a property-by-property basis. The size of the bid relative to other bids received is the primary factor used to determine the placement of partner links on our site, including on hotel comparison search results and on property detail pages. CPCs are generally lower in markets outside the U.S. market, and hotel shoppers visiting via mobile phones currently monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet.

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

While we believe total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth, we also track and analyze sub-segments of our traffic and their correlation to revenue generation and utilize data regarding hotel shoppers as one of the key indicators of revenue growth. Hotel shoppers are visitors who view either a listing of hotels in a city or a specific hotel page. The number of hotel shoppers tends to vary based on seasonality of the travel industry and general economic conditions, as well as other factors outside of our control. Given these factors, as well as the trend towards increased usage on mobile phones and international expansion, quarterly and annual hotel shopper growth is a difficult metric to forecast.

The below table summarizes our revenue per hotel shopper calculation and growth rate, in aggregate, for the periods presented:

	Three months ended March 31,		% Change
	2017	2016	2017 vs. 2016
	(in millions)
Revenue per hotel shopper:
TripAdvisor-branded click-based and transaction revenue	$211	$189	12%
Divided by: Total average monthly unique hotel shoppers for the quarter	448	411	9%
	$0.47	$0.46	2%

Our overall revenue per hotel shopper increased 2% during the three months ended March 31, 2017, when compared to the same period in 2016, according to our log files.  This performance was primarily driven by the easing of dilutive effects from the global launch of our instant booking product feature as the product rollout laps year-over-year in certain markets, such as the U.S. and the U.K., including strong growth in U.S. revenue per hotel shopper, increased percentage of traffic from paid marketing channels, and product enhancements since last year from various company initiatives. This was partially offset by a continued year-over-year decrease in revenue per hotel shopper in certain non-U.S. markets due to the staggered launch of the instant booking feature throughout the first half of 2016, a greater percentage of hotel shoppers visiting TripAdvisor websites and apps via mobile phones, as well as other factors, including increased competition, macroeconomic and geopolitical factors and fluctuations in foreign currency exchange rates.

Our aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites increased by 9% during the three months ended March 31, 2017, when compared to the same period in 2016, according to our log files.  The increase in hotel shoppers for the three months ended March 31, 2017 is primarily due to the success in our online marketing strategy for desktop and tablet devices, as well as the general trend of an increasing number of hotel shoppers visiting our websites and apps on mobile phones, which has grown significantly faster than traffic from desktop and tablet devices during this period. While increasing the absolute number of hotel shoppers on our sites remains a priority, in the first quarter of 2017, our ability to grow non-U.S. hotel shoppers has been negatively impacted by global launch of our instant booking product feature, increased competition, macroeconomic and geopolitical factors, including foreign currency exchange rates and terrorism events, among other factors.

TripAdvisor-branded Display-based Advertising and Subscription Revenue

For the three months ended March 31, 2017 and 2016, 21% and 22%, respectively, of our Hotel segment revenue came from our TripAdvisor-branded display-based advertising and subscription revenue, which primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue (or Business Advantage).

Our TripAdvisor-branded display-based advertising and subscription revenue decreased by $3 million or 4%, during the three months ended March 31, 2017, when compared to the same period in 2016. The decrease in display-based advertising revenue was primarily due to a decrease in impressions sold, while the decrease in subscription revenue was a result of lower sales productivity in 2016 which resulted in a lower recurring revenue base during the quarter-ended March 31 2017. Display-based advertising revenue and subscription revenue each declined at comparable rates during this period.

Other Hotel Revenue

For the three months ended March 31, 2017 and 2016, 12% and 15%, respectively, of our Hotel segment revenue came from other hotel revenues. Our other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as smartertravel.com, independenttraveler.com, and bookingbuddy.com, including click-based advertising revenue, display-based advertising revenue and room reservations sold through these websites.  Our other hotel revenue decreased by $8 million during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to a reallocation of spend amongst marketing channels within the Hotel segment.

Non-Hotel Segment

Our Non-Hotel segment revenue increased by $9 million or 18% during the three months ended March 31, 2017, when compared to the same period in 2016, primarily driven by increased bookings, increased bookable supply and user demand in our Attractions and Restaurants businesses.

Our Attractions business continued to benefit from an increase in its bookable supply of attraction listings, attraction partners, continued growth in our user base globally, and enhanced user experience from the introduction of new features, such as attractions on instant booking for mobile, which enables users to purchase tickets and tours seamlessly without leaving the mobile app. These factors are all contributing to more consumer choice, increased conversion, and continued revenue growth as a result of increased bookings.  In our Restaurants business, we have experienced continued revenue growth due to increased bookings in our more established markets, in addition to an increase in bookable supply of restaurant listings during the three months ended March 31, 2017, when compared to the same period in 2016.

Adjusted EBITDA in our Non-Hotel segment increased $6 million during the three months ended March 31, 2017, when compared to the same period in 2016.  This increase was primarily due to increased revenue in our Non-Hotel segment, partially offset primarily by increased personnel and overhead costs of $5 million. The Attractions, Restaurants and Vacation Rentals businesses are all at the earlier stages of their growth and business life cycle which require early investment to fund growth initiatives, such as additional personnel, and a contributing factor to this reportable segment operating at a loss for the periods presented.

Revenue by Geography

The following table presents our consolidated revenue by geographic region. Revenue by geography is based on the geographic location of our websites.

	Three months ended March 31,		% Change
	2017	2016	2017 vs. 2016
	(in millions)
Revenue by geographic region (1):
United States	$210	$184	14%
Europe	98	102	(4%)
ROW	64	66	(3%)
Total	$372	$352	6%

(1)

In the first quarter of 2017, we reclassified Canada, Middle East, Africa, Asia-Pacific (“APAC”) and Latin America (“LATAM”) into rest of world (“ROW”) when presenting our revenue by geographic region. Prior period amounts were reclassified to conform to the current presentation. This change had no effect on our consolidated financial statements in any reporting period.

Our U.S. revenue increased $26 million, or 14%, during the three months ended March 31, 2017, when compared to the same period in 2016.  U. S. revenue represented 57% and 52%, of total revenue during the three months ended March 31, 2017 and 2016, respectively. This increase was primarily due to an increase in U.S. TripAdvisor-branded click-based and transaction revenue, primarily driven by growth in U.S. revenue per hotel shopper and an increased percentage of traffic from paid marketing channels during the three months ended March 31, 2017, when compared to the same period in 2016, as noted above, and also due to growth in our attractions business. Revenue outside of the U.S., or non-U.S. revenue, decreased $6 million, or 4%, during the three months ended March 31, 2017, when compared to the same period in 2016. Our non-U.S. revenue also declined as a percentage of total revenue during the three months ended March 31, 2017 when compared to the same period in 2016, as non-U.S. revenue represented 43% and 48%, of total revenue during the three months ended March 31, 2017 and 2016, respectively. This was primarily due to the timing of our instant booking feature rollout in certain non-U.S. markets during the first half of 2016, and its associated dilutive impact to TripAdvisor-branded click-based and transaction revenue, as compared to the rollout in our U.S market, which was completed in the third quarter of 2015, and the impact of the fluctuation of foreign currency exchange rates against the U.S. Dollar, partially offset by growth in our restaurants business.  In addition, our non-U.S. hotel shoppers have generally monetized at lower revenue per hotel shopper rates than hotel shoppers in the U.S. market for all periods presented.

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

	Three months ended March 31,		% Change
	2017	2016	2017 vs. 2016
	(in millions)
Direct costs	$12	$11	9%
Personnel and overhead	5	5	-%
Total cost of revenue	$17	$16	6%
% of revenue	4.6%	4.5%

Cost of revenue increased $1 million during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to increased direct costs from merchant credit card and transaction fees in our Non-Hotel segment.

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising, television and other offline advertising, and public relations. In addition, our sales and marketing expenses consist of indirect costs such as personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation and bonuses for sales, sales support, customer support and marketing employees.

	Three months ended March 31,		% Change
	2017	2016	2017 vs. 2016
	(in millions)
Direct costs	$155	$123	26%
Personnel and overhead	52	49	6%
Total selling and marketing	$207	$172	20%
% of revenue	55.6%	48.9%

Direct selling and marketing costs increased $32 million during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to increased SEM and online traffic acquisition costs of $31 million on a consolidated basis.  Personnel and overhead costs increased $3 million during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to an increase in headcount in our Non-Hotel segment, which was needed to support business growth.

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

	Three months ended March 31,		% Change
	2017	2016	2017 vs. 2016
	(in millions)
Personnel and overhead	$53	$53	-%
Other	6	8	(25%)
Total technology and content	$59	$61	(3%)
% of revenue	15.9%	17.3%

Technology and content costs decreased $2 million during the three months ended March 31, 2017, when compared to the same period in 2016.   Personnel and overhead costs remained flat during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to an increase in headcount to support business growth, offset by a decrease in stock-based compensation.

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

	Three months ended March 31,		% Change
	2017	2016	2017 vs. 2016
	(in millions)
Personnel and overhead	$27	$25	8%
Professional service fees and other	8	12	(33%)
Total general and administrative	$35	$37	5%
% of revenue	9.4%	10.5%

General and administrative costs decreased $2 million during the three months ended March 31, 2017, when compared to the same period in 2016.  Professional service fees and other decreased $4 million during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to a decrease in consulting costs, legal costs, and non-income taxes. Personnel and overhead costs increased $2 million during the three months ended March 31, 2017, when compared to the same period in 2016, primarily related to an increase in stock-based compensation.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, our corporate headquarters building and amortization of capitalized software and website development costs.

	Three months ended March 31,
	2017	2016
	(in millions)
Depreciation	$19	$16
% of revenue	5.1%	4.5%

Depreciation expense increased $3 million during the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to increased amortization related to capitalized software and website development costs.

Amortization of Intangible Assets

Amortization consists of the amortization of purchased definite-lived intangibles.

	Three months ended March 31,
	2017	2016
	(in millions)
Amortization of intangible assets	$8	$8
% of revenue	2.2%	2.3%

Amortization of intangible assets did not materially change during the three months ended March 31, 2017, when compared to the same period in 2016.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2015 Credit Facility, 2016 Credit Facility, and Chinese Credit Facilities, as well as interest on our financing obligation related to our corporate headquarters.

	Three months ended March 31,
	2017	2016
	(in millions)
Interest expense	$(3)	$(4)

Interest expense did not materially change during the three months ended March 31, 2017, when compared to the same period in 2016.  Refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our 2015 Credit Facility, 2016 Credit Facility, and Chinese Credit Facilities.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned and amortization of discounts and premiums on our marketable securities, net foreign exchange gains and losses, and gains and losses on sales of our marketable securities and sale of businesses.

	Three months ended March 31,
	2017	2016
	(in millions)
Interest income and other, net	$1	$-

Interest income and other, net increased $1 million during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to the fluctuation of foreign exchange rates and settlement of our forward contracts.

Provision for Income Taxes

	Three months ended March 31,
	2017	2016
	(in millions)
Provision for income taxes	$12	$9
Effective tax rate	48.0%	23.7%

Our effective tax rate increased during the three months ended March 31, 2017 over the same period in 2016, primarily due to increased valuation allowances on losses in jurisdictions outside the United States and a lower stock price resulting in stock compensation shortfalls.

For the three months ended March 31, 2017, the effective tax rate is greater than the federal statutory rate primarily due to valuation allowances on losses in jurisdictions outside the United States and recognition of stock compensation shortfalls.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2017	2016
	(in millions)
Net income	$13	$29
Provision for income taxes	12	9
Other expense (income), net	2	4
Stock-based compensation	19	19
Amortization of intangible assets	8	8
Depreciation	19	16
Adjusted EBITDA	$73	$85

Related Party Transactions

For information on our relationship with Liberty TripAdvisor Holdings, Inc., refer to “Note 11: Related Party Transactions” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.   We had no related party transactions with LTRIP during the three months ended March 31, 2017 and 2016, respectively.

Stock-Based Compensation

Refer to “Note 3: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 1,485,903 service-based stock options with a weighted average grant-date fair value per option of $17.20 and 3,732,145 service-based RSUs with a weighted average grant-date fair value of $42.90 during the three months ended March 31, 2017.

Liquidity and Capital Resources

The following section explains how we have generated and used our cash during the year, describes our current capital resources and discusses our future known financial commitments.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
	2017	2016
	(in millions)
Net cash provided by (used in):
Operating activities	$134	$124
Investing activities	98	11
Financing activities	(114)	(98)

Our principal source of liquidity is cash flows generated from operations, although liquidity needs can also be met through drawdowns under our 2015 Credit Facility, 2016 Credit Facility, and Chinese Credit Facilities. As of March 31, 2017 and December 31, 2016, we had $749 million and $746 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of March 31, 2017, approximately $572 million of our cash, cash equivalents and short and long-term marketable securities are held by our subsidiaries outside the United States. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $822 million as of March 31, 2017. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. To date, we have permanently reinvested our foreign earnings outside of the United States and we currently do not intend to repatriate these earnings to fund U.S. operations. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. The majority of cash on hand is denominated in U.S. dollars.

On January 25, 2017, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a new share repurchase program. During the three months ended March 31, 2017, we repurchased 3,529,923 shares of our outstanding common stock at an aggregate cost of $150 million. The repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. The Executive Committee of our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the Company and its stockholders. As of March 31, 2017, we have a remaining balance of $100 million to repurchase shares of our common stock under the share repurchase program.

During the three months ended March 31, 2017, we borrowed an additional $270 million and repaid $151 million of outstanding borrowings under the 2015 Credit Facility. These net borrowings during the quarter were primarily used to repurchase shares of our outstanding common stock under the Company’s share repurchase program. As of March 31, 2017, we had outstanding borrowings of $210 million in long-term debt, within our U.S. subsidiaries, and approximately $787 million of borrowing capacity available under our 2015 Credit Facility, which we are borrowing under a one-month interest period at 2.125% per annum, which will reset periodically. In addition, we had $73 million of additional borrowing capacity available under our 2016 Credit Facility.  The Company repaid all outstanding borrowings under the 2016 Credit Facility during the three months ended March 31, 2017. Finally, as of March 31, 2017, we had short-term borrowings of $7 million and approximately $33 million of available borrowing capacity under our Chinese Credit Facilities, which currently bear interest at a rate based on 100% of the People’s Bank of China’s base rate, or 4.35%. For further discussion on our credit facilities refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Historically, the cash we generate from operations has been sufficient to fund our working capital requirements, capital expenditures, and to meet our long term debt obligations and other financial commitments. Management believes that our available cash and marketable securities, combined with expected cash flows generated by operating activities and available cash from our credit facilities, will be sufficient to satisfy our anticipated working capital requirements, capital expenditures and business growth initiatives; meet our long term debt obligations, lease commitments and other financial commitments; fund any additional share repurchases that may be made, or potential acquisitions through at least the next twelve months.

Operating Activities

For the three months ended March 31, 2017, net cash provided by operating activities increased by $10 million or 8% when compared to the same period in 2016, primarily due to a net increase in working capital movements of $19 million and non-cash items affecting cash flow of $7 million, which is primarily due to an increase in deferred tax expense, partially offset by a decrease in net income of $16 million.  The increase in working capital movements of $19 million was primarily related to an increase in operating cash flow from deferred merchant payables due to growth in our Attractions business, in addition to the timing of vendor payments and collection of receivables.

Investing Activities

For the three months ended March 31, 2017, net cash provided by investing activities increased by $87 million when compared to the same period in 2016, primarily due to a net increase in cash generated by the purchases, sales and maturities of our marketable securities.

Financing Activities

For the three months ended March 31, 2017, net cash used in financing activities increased by $16 million when compared to the same period in 2016, primarily due to payments of $150 million for common stock share repurchases under our share repurchase program and repayment of our 2016 Credit Facility borrowings of $73 million in 2017, partially offset by additional net borrowings on our 2015 Credit Facility of $119 million in the three months ended March 31, 2017, as compared to repayments under our 2015 Credit Facility of $90 million during the three months ended March 31, 2016.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2016. As of March 31, 2017, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our contractual obligations and commercial commitments.

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

By virtue of previously filed consolidated income tax returns filed with Expedia, we are currently under an IRS audit for the 2009, 2010, and 2011 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the 2012 and 2013 tax years and under an employment tax audit by the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes.  We are no longer subject to tax examinations by tax authorities for years prior to 2008.  As of March 31, 2017, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

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

Additionally, we continue to accumulate positive cash flows in foreign jurisdictions, which we consider indefinitely reinvested. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on our U.S. tax expense and cash flows.

See “Note 7: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on potential contingencies surrounding current audits by the IRS and various other domestic and foreign tax authorities, and other income tax matters.

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

There has been no material change in our market risk profile during the three months ended March 31, 2017.  For additional information, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our long term success depends on our continued ability to maintain and increase the overall number of visitors flowing through our platforms in a cost effective manner, to engage users throughout the travel planning and booking phases and to attract consumers who will share their reviews from their trips. The primary asset that we use to attract visitors to our websites and convert these visitors into engaged users and bookers is our ability to collect or create, organize and distribute high-quality, commercially valuable content and products that meet users’ specific interests.  Our traffic and user engagement could be adversely affected by a number of factors, including but not limited to increased competition, reduced consumer awareness of our brands, declines or inefficiencies in traffic acquisition, and macroeconomic conditions.  Certain of our competitors have advertising campaigns expressly designed to drive consumer traffic directly to their websites, and these campaigns may negatively impact traffic to our site.  There can be no assurances that we will continue to provide content and products in a cost-effective manner or in a manner that meets rapidly changing consumer demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage users, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to our websites and negatively impact our business and financial performance.

Our dedication to making the user experience our highest priority may cause us to prioritize rapid innovation and user experience over short-term financial results.

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

We derive a substantial portion of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. We enter into master advertising contracts with our advertising partners, however, the agreement terms are generally limited to matters such as privacy and compliance, payment terms and conditions, termination and indemnities and most of these contracts can be terminated by our partners at will or on short notice. Our ability to grow advertising revenue with our existing or new advertising partners is dependent in large part on our ability to generate revenue for them relative to other alternatives. Advertisers will not continue to do business with us if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis. Our ability to provide value to our advertising partners depends on a number of factors, including acceptance of online advertising versus more traditional forms of advertising or more effective models, competitiveness of our products, traffic quality, perception of our platform, availability and accuracy of analytics and measurement solutions to demonstrate our value, and macroeconomic conditions, whether in the advertising industry generally, among specific types of marketers or within particular geographies.  We cannot guarantee that our current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with us.

Click-based advertising revenue accounts for the majority of our advertising revenue. Our CPC pricing for click-based advertising depends, in part, on competition between advertisers. If our large advertisers become less competitive with each other, merge with each other or with our competitors, focus more on per-click profit than on traffic volume, or are able to reduce CPCs, this could have an adverse impact on our click-based advertising revenue which would, in turn, have an adverse effect on our business, financial condition and results of operations.

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

Instant booking is a feature that enables users to book a hotel reservation directly with a hotel or online travel agency partner while remaining on the TripAdvisor website. We believe that allowing users to book directly online without leaving the TripAdvisor site will result in a better user experience, increased user engagement and, ultimately, additional revenue to the Company. We began rolling out this feature out the U.S. in 2014 and completed the roll out in non-U.S. markets in 2016.  We are currently focused on (i) improving the shopping experience to drive increased user engagement, better conversion and more bookings, and (ii) continuing to earn users’ trust as their booking site of choice.

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

The number of people who access the internet through mobile phones has increased substantially in the last few years and we anticipate that the rate of use of these devices will continue to grow. The mobile market in general remains a rapidly evolving market and mobile phones continue to monetize at a significantly lower rate than desktops and tablets.  As new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize.  Advertising opportunities may be more limited on mobile devices.  In addition, given the device sizes and technical limitations of these devices, mobile consumers may not be willing to download multiple apps from multiple companies providing similar service and instead prefer to use one or a limited number of apps for their hotel, restaurant and attractions activity.

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

•

We also face competition from different companies in each of the operating segments in our Non-Hotel segment. Our Attractions business competes with traditional travel agencies, wholesalers, and individual tour operators as well as Airbnb and similar websites that have added other travel services such as tours and activities. Our Restaurants business competes with other online restaurant reservation services, such as SeatMe (owned by Yelp) and OpenTable (a subsidiary of Priceline). Our Vacation Rentals business competes with companies focused on alternative lodging, shared accommodations and online accommodation searches, including Airbnb, HomeAway (a subsidiary of Expedia) and booking.com (a subsidiary of Priceline).

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

We offer vacation rental services on our TripAdvisor-branded sites as well as through our U.S.-based FlipKey and Vacation Home Rentals and European-based Holiday Lettings and Niumba businesses. The vacation rental market has been and continues to be, subject to regulatory development that affects the vacation rental industry and the ability of companies like us to list those vacation rentals online. For example, some states and local jurisdictions have adopted or are considering statutes or ordinances that prohibit property owners and managers from renting certain properties for fewer than 30 consecutive days or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations. Some states and local jurisdictions also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term vacation rentals. In addition, many of the fundamental statutes and ordinances that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could burden property owners and managers or otherwise harm our business.  Operating in this dynamic regulatory environment and in new and untested jurisdictions requires significant management attention and financial resources. We cannot assure that our efforts will be successful, and the investment and additional resources required to manage growth will produce the desired levels of revenue or profitability.

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

Our non-U.S. operations involve additional risks and our exposure to these risks increases as our business continues to expand globally.

We operate in a number of jurisdictions outside of the United States and continue to expand our non-U.S. operations. Many of these regions have different economic conditions, languages, currencies, consumer expectations, levels of consumer acceptance and use of the internet for commerce, legislation, regulatory environments (including labors laws and customs), tax laws and levels of political stability.  We are subject to associated risks typical of certain non-U.S. businesses, including, but not limited to, the following:

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

Additionally, we continue to accumulate positive cash flows in foreign jurisdictions, which we consider indefinitely reinvested. The repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, may result in additional U.S. income tax expense and higher cost for such capital.

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

We currently have outstanding $210 million in long-term debt.  Risks relating to our indebtedness include:

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

Additionally, we continue to accumulate positive cash flows in foreign jurisdictions, which we consider indefinitely reinvested. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on our U.S. tax expense and cash flows.

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

We continue to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, we are currently under an IRS audit for the 2009, 2010, and 2011 tax years. In connection with that audit, we received, in January 2017, notices of proposed adjustment from the IRS for the 2009 and 2010 tax years, which would result in an increase in our worldwide income tax expense. The proposed adjustments would result in an increase to our worldwide income tax expense in an estimated range of $10 million to $14 million after consideration of competent authority relief, exclusive of interest and penalties. We are also subject to various ongoing state income tax audits. The outcome of these matters or any other audits could subject us to significant tax liabilities.

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

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations and general economic, political and market conditions, such as recessions, interest rate changes or foreign currency exchange fluctuations, may negatively impact the market price of our common stock regardless of our actual operating performance.

Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress our stock price.

For the period ended March 31, 2017, the average daily trading volume of our common stock on NASDAQ was approximately 2.8 million shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of the common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If LTRIP or some other stockholder sells substantial amounts of our common stock in the public market, or if there is a perception in the public market that LTRIP might sell shares of our common stock, the market price of our common stock could decrease significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2017, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

During the three months ended March 31, 2017, we repurchased 3,529,923 shares of outstanding common stock under the share repurchase program, as set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	—	—	$250,000,000
February 1 to February 28	—	—	—	$250,000,000
March 1 to March 31	3,529,923	$42.49	3,529,923	$100,000,041

Total	3,529,923		3,529,923

As of March 31, 2017, we have a remaining balance of $100 million to repurchase shares of our common stock under the share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 9, 2017, the Company entered into an employment agreement with Dermot Halpin, President of Vacation Rentals and Attractions.  As previously disclosed, in November 2016, Mr. Halpin agreed to assume responsibility for our Attractions business when Barrie Seidenberg announced her intention to transition from the Company to pursue other opportunities.  Mr. Halpin’s employment arrangement was modified to reflect the additional responsibilities assumed by Mr. Halpin.  More specifically, the Company and Mr. Halpin have agreed as follows:

•	Mr. Halpin will receive a base salary of $430,000.
•	Mr. Halpin will have a target of 75% of his base salary for an annual discretionary bonus.
•

While Mr. Halpin’s employment may be terminated with or without Cause, if Mr. Halpin is terminated without Cause (as defined in the agreement), or Mr. Halpin resigns for Good Reason (as defined in the agreement), Mr. Halpin will receive, among other things, (i) cash severance equivalent to 12 months of his base salary, (ii) reimbursement of health premium benefits for a period of time, and (iii) acceleration of equity that would have vested during the 12 month period following the termination.  The Company will also consider, in good faith, the payment of Mr. Halpin’s annual bonus on a pro rata basis for the year in which the termination occurs.

•	Effective May 9, 2017, Mr. Halpin also received a grant of 85,269 RSUs, such RSUs vesting in three equal annual installments commencing on December 31, 2017.

The description of the Agreement is summary in nature and is qualified in its entirety by reference to the full text of the Agreement, which is attached hereto as Exhibit 10.1 and is incorporated by reference herein. Unless otherwise specified, capitalized terms used above without definitions have the meanings set forth in the Agreement.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1+	Offer Letter dated May 9, 2017 between Dermot Halpin and TripAdvisor LLC	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

May 9, 2017