Form 10-Q
period 2017-06-30
TripAdvisor, Inc.
filed 2017-08-08
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at August 2, 2017
Common Stock, $0.001 par value per share	125,952,654 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended June 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$424	$391	$796	$743

Costs and expenses:
Cost of revenue (1)	20	20	37	36
Selling and marketing (2)	229	202	436	374
Technology and content (2)	64	63	123	124
General and administrative (2)	38	34	73	72
Depreciation	19	17	38	33
Amortization of intangible assets	8	8	16	15
Total costs and expenses:	378	344	723	654
Operating income	46	47	73	89
Other income (expense):
Interest expense	(4)	(3)	(7)	(6)
Interest income and other, net	2	-	3	-
Total other income (expense), net	(2)	(3)	(4)	(6)
Income before income taxes	44	44	69	83
Provision for income taxes	(17)	(10)	(29)	(19)
Net income	$27	$34	$40	$64

Earnings per share attributable to common stockholders (Note 4):
Basic	$0.19	$0.23	$0.28	$0.44
Diluted	$0.19	$0.23	$0.28	$0.44
Weighted average common shares outstanding (Note 4):
Basic	140	146	142	146
Diluted	141	147	143	147

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$2	$1	$4	$3
Amortization of website development costs included in depreciation	13	11	25	21
	$15	$12	$29	$24

(2) Includes stock-based compensation expense as follows:
Selling and marketing	$6	$5	$11	$10
Technology and content	$13	$11	$20	$21
General and administrative	$9	$7	$16	$12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$27	$34	$40	$64
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	13	(8)	20	1
Total other comprehensive income (loss)	13	(8)	20	1
Comprehensive income	$40	$26	$60	$65
(1)	Foreign currency translation adjustments exclude income taxes due to our practice and intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$887	$612
Short-term marketable securities (Note 5)	17	118
Accounts receivable, net of allowance for doubtful accounts of $11 and $9, respectively	252	189
Prepaid expenses and other current assets	24	31
Total current assets	1,180	950
Long-term marketable securities (Note 5)	4	16
Property and equipment, net of accumulated depreciation of $147 and $111, respectively	266	260
Intangible assets, net of accumulated amortization of $97 and $80, respectively	156	167
Goodwill	750	736
Deferred income taxes, net	47	42
Other long-term assets	69	67
TOTAL ASSETS	$2,472	$2,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7	$14
Deferred merchant payables	344	128
Deferred revenue	90	64
Current portion of debt (Note 6)	7	80
Taxes payable	8	10
Accrued expenses and other current liabilities (Note 8)	165	127
Total current liabilities	621	423
Long-term debt (Note 6)	260	91
Deferred income taxes, net	15	12
Other long-term liabilities	222	210
Total Liabilities	1,118	736

Commitments and contingencies (Note 9)
Stockholders’ equity: (Note 10)
Preferred stock, $0.001 par value	-	-
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	-	-
Authorized shares: 1,600,000,000
Shares issued: 135,409,998 and 134,706,467, respectively
Shares outstanding: 125,935,508 and 131,310,980, respectively
Class B common stock, $0.001 par value	-	-
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	873	831
Retained earnings	985	945
Accumulated other comprehensive income (loss)	(57)	(77)
Treasury stock-common stock, at cost, 9,474,490 and 3,395,487 shares, respectively	(447)	(197)
Total Stockholders’ Equity	1,354	1,502
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,472	$2,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(in millions, except number of shares)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2016	134,706,467	$-	12,799,999	$-	$831	$945	$(77)	(3,395,487)	$(197)	$1,502
Net income						40				40
Other comprehensive income							20			20
Issuance of common stock related to exercises of options and vesting of RSUs	703,531	-			3					3
Repurchase of common stock								(6,079,003)	(250)	(250)
Withholding taxes on net share settlements of equity awards					(14)					(14)
Stock-based compensation					53					53

Balance as of June 30, 2017	135,409,998	$-	12,799,999	$-	$873	$985	$(57)	(9,474,490)	$(447)	$1,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six months ended June 30,
	2017	2016
Operating activities:
Net income	$40	$64
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	38	33
Amortization of intangible assets	16	15
Stock-based compensation expense	47	43
Deferred tax (benefit) expense	(2)	(5)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, prepaid expenses and other assets	(51)	(51)
Accounts payable, accrued expenses and other liabilities	29	43
Deferred merchant payables	208	179
Income tax receivables/payables, net	5	8
Deferred revenue	25	34
Net cash provided by operating activities	355	363

Investing activities:
Capital expenditures, including internal-use software and website development	(35)	(36)
Purchases of marketable securities	(7)	(98)
Sales of marketable securities	103	40
Maturities of marketable securities	17	17
Other investing activities, net	-	1
Net cash provided by (used in) investing activities	78	(76)

Financing activities:
Repurchase of common stock	(250)	(12)
Proceeds from 2015 credit facility, net of financing costs	373	-
Payments to 2015 credit facility	(206)	(109)
Payments to 2016 credit facility	(73)	-
Proceeds from exercise of stock options	3	3
Payment of withholding taxes on net share settlements of equity awards	(14)	(11)
Net cash used in financing activities	(167)	(129)
Effect of exchange rate changes on cash and cash equivalents	9	(6)
Net increase in cash and cash equivalents	275	152
Cash and cash equivalents at beginning of period	612	614
Cash and cash equivalents at end of period	$887	$766

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation capitalized with internal-use software and website development costs	$6	$6

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

Our flagship brand is TripAdvisor. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 48 markets and 28 languages worldwide. In addition to the flagship TripAdvisor brand, we manage and operate the following 20 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry: www.airfarewatchdog.com, www.bookingbuddy.com, www.citymaps.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, and www.dimmi.com.au), www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.vacationhomerentals.com, and www.viator.com.

We have two reportable segments: Hotel and Non-Hotel. We derive the substantial portion of our revenue from our Hotel segment, through the sale of advertising, primarily through click-based advertising, as well as from commission-based transactions via our instant booking feature, display-based advertising, subscription-based hotel advertising, hotel room reservations sold through our websites, and from content licensing. Our Non-Hotel segment consists of our Attractions, Restaurants, and Vacation Rentals businesses. We derive revenue from our Non-Hotel segment from subscription and commission-based transaction offerings from our Vacation Rental business; destination activities primarily sold through Viator; and online restaurant reservations booked primarily through thefork.com. For further information on our segments see “Note 12: Segment Information,” in these notes to our unaudited condensed consolidated financial statements.

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been included. These adjustments consist of normal recurring items. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation. We prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we have condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, previously filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

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

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, expenditures by travel advertisers to market to potential travelers and, therefore, our financial performance, or revenue and profits, tend to be seasonal as well. As a result, our financial performance tends to be seasonally highest in the second and third quarters of a year, as it is a key period for leisure travel research and trip-taking, which includes the seasonal peak in traveler hotel and vacation rental stays, and tours and attractions taken, compared to the first and fourth quarters which represent seasonal low points. Further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements Not Yet Adopted

In May 2017, the Financial Accounting Standard Board (FASB) issued new accounting guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications which will reduce diversity in practice. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if the award’s fair value (or calculated value or intrinsic value, if those measurement methods are used), the award’s vesting conditions, and the award’s classification as an equity or liability instrument are the same immediately before and after the change. The guidance also states that an entity is not required to estimate the value of the award immediately before and after the change if the change does not affect any of the inputs to the model used to value the award. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be applied prospectively to awards modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. We are currently evaluating our adoption date of this guidance. Upon adoption, we believe the new guidance will likely result in fewer changes to the terms of an award being accounted for as modifications.

In March 2017, the FASB issued new accounting guidance which shortens the amortization period for the premium paid on certain purchased callable debt securities to the earliest call date instead of the bond’s maturity. The amendments do not require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We anticipate adopting this new guidance on January 1, 2019 and based on the composition of our current investment portfolio we do not expect it will have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued new accounting guidance to clarify the definition of a business and provide additional guidance to assist entities with evaluating whether transactions should be accounted for as asset acquisitions (or asset disposals) or business combinations (or disposals of a business). Under this new guidance, an entity first determines whether substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the transaction should be accounted for as an asset acquisition as opposed to a business combination. This distinction is important because the accounting for an asset acquisition significantly differs from the accounting for a business combination. This new guidance eliminates the requirement to evaluate whether a market participant could replace missing elements (e.g. inputs or processes), narrows the definition of outputs and requires that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This new guidance will be effective for us in the first quarter of 2018, with early adoption permitted including for interim or annual periods in which the financial statements have not been issued or made available for issuance. The new guidance will be applied prospectively to any transactions occurring within the period of adoption. We are currently considering the timing of our adoption of this new guidance. Upon adoption, the new guidance will impact how we assess acquisitions (or disposals) of assets or businesses.

In January 2017, the FASB issued new accounting guidance to simplify the accounting for goodwill impairment. The new guidance removes Step two of the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill, which requires a hypothetical purchase price allocation, with the carrying amount of that reporting unit’s goodwill. Under this new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests occurring after January 1, 2017. The new guidance will be applied prospectively. We are currently evaluating this guidance, including the date we will adopt this guidance and what the impact upon adoption will be, if any.

In November 2016, the FASB issued new accounting guidance on the classification and presentation of restricted cash in the statement of cash flows to address the diversity in practice. This new guidance requires entities to show changes in cash, cash equivalents and restricted cash on a combined basis in the statement of cash flows. In addition, this accounting guidance requires a reconciliation of the total cash, cash equivalent and restricted cash in the statement of cash flows to the related captions in the balance sheet if cash, cash equivalents and restricted cash are presented in more than one line item in the balance sheet. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. Upon adoption, an entity may apply the new guidance only retrospectively to all prior periods presented in the financial statements. We anticipate adopting this new guidance on January 1, 2018, on a retrospective basis, and do not expect it will have a material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued. Upon adoption, an entity may apply the new guidance only on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We expect to adopt this new guidance on January 1, 2018 and are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets (right-of-use-assets) and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. The new guidance will classify leases as either finance or operating leases, with classification determining the presentation of expenses and cash flows on our consolidated financial statements. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. We will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases which include, among other things, the computation and disclosure of our weighted average remaining lease term and discount rate, cash paid for amounts included in the measurement of lease liabilities, and supplemental non-cash information on lease liabilities arising from obtaining the right-of-use assets. These disclosures are intended to provide supplemental information to the amounts recorded in the financial statements so that users can better understand the nature of an entity’s leasing activities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, which will require the recognition and measurement of leases at the beginning of the earliest comparative period presented in the financial statements using a modified retrospective approach. We anticipate adopting this new guidance on January 1, 2019.

To date, we have made measurable progress toward evaluating the new lease guidance and have begun updating accounting policies, accounting position memos, and evaluating our existing population of contracts to ensure all contracts that meet the definition of a lease contract under the new standard upon adoption are identified. We are also in the process of implementing additional lease software to support our accounting process under the new lease accounting guidance, including the new quantitative and qualitative financial disclosures, and evaluating the impact of this new guidance and resulting system implementation on our internal controls. We will provide further updates as we continue to evaluate the impact that this new guidance will have, if any, on the Company’s consolidated financial statements and related disclosures

In January 2016, the FASB issued a new accounting update which amends the guidance on the classification and measurement of financial instruments. Although the accounting update retains many current requirements, it significantly revises accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The accounting update also amends certain fair value disclosures of financial instruments and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the entity’s evaluation of their other deferred tax assets. The update requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies at fair value, with fair value changes recognized through net income. This requirement does not apply to investments that qualify for equity method accounting, investments that result in consolidation of the investee or investments in which the entity has elected the practicability exception to fair value measurement. Under current GAAP, available-for-sale investments in equity securities, with a readily determinable fair value, are re-measured to fair value each reporting period with changes in fair value recognized in accumulated other comprehensive income (loss). However, under the new guidance, fair value adjustments will be recognized through net income. For equity securities currently accounted for under the cost method (as they do not have a readily determinable fair value), the new guidance requires those equity investments to be carried at fair value with changes in net income, unless an entity elects to measure those investments, at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company intends to elect this measurement alternative for equity securities without a readily determinable fair value. Additionally, this accounting update will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. In addition, this accounting update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost in the balance sheet. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Upon adoption, an entity will apply the new guidance on a modified retrospective basis, which is to record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted, with two exceptions. The amendments related to equity investments without readily determinable fair values (including disclosure requirements) will be effective prospectively. The requirement to use the exit price notion to measure the fair value of financial instruments for disclosure purposes will also be applied prospectively. We anticipate adopting this new guidance on January 1, 2018 and based on the composition of our current holdings, we do not expect the adoption of this guidance will have a material impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers which will replace numerous requirements in GAAP, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations and, in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The two permitted transition methods under this new accounting guidance are the full retrospective method, in which case the guidance would be applied to each prior reporting period presented and the cumulative effect of applying the guidance would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the guidance would be recognized at the date of initial application. We plan on adopting this new guidance on January 1, 2018 and we currently anticipate adopting the standard under the modified retrospective method, however, this decision is not final and is subject to the completion of our analysis of the guidance.

To date, we have made significant progress toward completing our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. We have established a cross-functional implementation team from across our organization and have made significant progress in the review of our contracts portfolio and our current accounting policies and practices to identify potential differences that could result from applying the requirements of the new standard to our revenue contracts. To date, we have evaluated the majority of our Hotel segment revenue and based on the Company's preliminary analysis; we currently do not expect a material impact to the timing or amount of our revenue recognition upon adoption of the new guidance. In addition, we do not expect any major reengineering required to our accounting systems or internal controls related to our Hotel segment. While we have made significant progress, we are still evaluating portions of our Hotel segment revenue and all of our non-Hotel revenue and the impact that this new guidance will have, if any, on the Company’s timing and/or amount of revenue recognition, including internal processes, systems, controls, and changes that may be required to support the new disclosure requirements upon adoption of this new guidance. We will continue to update our assessment of the effect that the new revenue guidance will have on our consolidated financial statements, disclosures and related controls, and will disclose any material effects, if any, when known.

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

NOTE 3: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and restricted stock units (“RSUs”), on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Selling and marketing	$6	$5	$11	$10
Technology and content	13	11	20	21
General and administrative	9	7	16	12
Total stock-based compensation	28	23	47	43
Income tax benefit from stock-based compensation	(10)	(8)	(17)	(15)
Total stock-based compensation, net of tax effect	$18	$15	$30	$28

During both the three and six months ended June 30, 2017 and 2016, respectively, we capitalized $3 million and $6 million of stock-based compensation expense as internal-use software and website development costs.

Stock-Based Award Activity and Valuation

2017 Stock Option Activity

During the six months ended June 30, 2017, we have issued 1,502,240 service-based non-qualified stock options under the Company’s Amended and Restated 2011 Stock and Annual Incentive Plan (the “2011 Incentive Plan”). These stock options generally have a term of ten years from the date of grant and generally vest equally over a four-year requisite service period.

The following table presents a summary of our stock option activity during the six months ended June 30, 2017:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2016	5,818	$57.60
Granted	1,502	42.88
Exercised (1)	(404)	30.34
Cancelled or expired	(383)	75.44
Options outstanding at June 30, 2017	6,533	$54.89	6.7	$6
Exercisable as of June 30, 2017	2,856	$47.75	4.6	$6
Vested and expected to vest after June 30, 2017 (2)	6,533	$54.89	6.7	$6
(1)

Inclusive of 241,626 of options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares that had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

(2)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on The NASDAQ Global Select Market as of June 30, 2017 was $38.20. The total intrinsic value of stock options exercised was $6 million and $19 million, for the six months ended June 30, 2017 and 2016, respectively.

The fair value of stock option grants under the 2011 Incentive Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Risk free interest rate	1.87%	1.08%	1.91%	1.20%
Expected term (in years)	5.32	4.31	5.35	4.84
Expected volatility	40.93%	42.09%	41.52%	41.82%
Expected dividend yield	— %	— %	— %	— %

The weighted-average grant date fair value of options granted was $16.56 and $17.19 for the three and six months ended June 30, 2017, respectively. The weighted-average grant date fair value of options granted was $20.42 and $22.85 for the three and six months ended June 30, 2016, respectively. The total fair value of stock options vested was $15 million and $25 million, for the six months ended June 30, 2017 and 2016, respectively. Cash received from stock option exercises was $3 million for both the six months ended June 30, 2017 and 2016, respectively.

On June 5, 2017, the Section 16 Committee of our Board of Directors approved an amendment to the nonqualified stock option award (the “Option”) granted on August 28, 2013 to Stephen Kaufer, the Company’s President and Chief Executive Officer. The

amendment provides that the Option will expire on the tenth anniversary, instead of the seventh anniversary, of the grant date. Vesting conditions under the Option were not affected by this amendment. As a result of the modification, incremental fair value of $5 million will be recognized to stock-based compensation expense on a straight-line basis over the remaining vesting term, which is August 2018.

2017 RSU Activity

During the six months ended June 30, 2017, we issued 4,001,615 RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock on the date of grant. These RSUs generally vest over a four-year requisite service period.

The following table presents a summary of our RSU activity during the six months ended June 30, 2017:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2016	2,856	$69.35
Granted	4,002	42.88
Vested and released (1)	(791)	67.73
Cancelled	(332)	58.64
Unvested RSUs outstanding as of June 30, 2017	5,735	$51.72	$219
Expected to vest after June 30, 2017 (2)	5,735	$51.72	$219
(1)

Inclusive of 231,022 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

(2)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our expected to vest calculation unless necessary for a performance condition award.

Total current income tax benefits associated with the exercise or settlement of TripAdvisor stock-based awards held by our employees were $1 million and $15 million for the three and six months ended June 30, 2017, respectively and $3 million and $16 million for the three and six months ended June 30, 2016, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at June 30, 2017 related to our non-vested stock options and RSU awards is presented below:

	Stock
	Options	RSUs

Unrecognized compensation expense (in millions)	$59	$258
Weighted average period remaining (in years)	2.6	3.2

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$27	$34	$40	$64
Denominator:
Weighted average shares used to compute Basic EPS	140,472	145,732	142,052	145,588
Weighted average effect of dilutive securities:
Stock options	228	1,060	372	1,123
RSUs	237	268	403	271
Weighted average shares used to compute Diluted EPS	140,937	147,060	142,827	146,982
Basic EPS	$0.19	$0.23	$0.28	$0.44
Diluted EPS	$0.19	$0.23	$0.28	$0.44

The following potential common shares related to stock options and RSUs were excluded from the calculation of Diluted EPS (in thousands) because their effect would have been anti-dilutive for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2017(1)	2016(2)	2017(1)	2016(2)
Stock options	4,801	3,055	4,617	2,963
RSUs	2,050	682	2,032	784
Total	6,851	3,737	6,649	3,747
(1)

These totals do not include 125,000 performance-based options representing the right to acquire the equivalent number of shares of common stock for which all targets required to trigger vesting had not been achieved; therefore such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

(2)

These totals do not include 125,000 performance-based options and 12,799 performance based RSUs representing the right to acquire 137,799 shares of common stock for which all targets required to trigger vesting had not been achieved; therefore such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

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

NOTE 5: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long-term marketable securities as of the dates presented (in millions):

	June 30, 2017
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$885	$-	$-	$885	$885	$-	$-
Level 1:
Money market funds	1	-	-	1	1	-	-
Level 2:
U.S. agency securities	3	-	-	3	-	2	1
U.S. treasury securities	2	-	-	2	-	2	-
Certificates of deposit	1	-	-	1	-	1	-
Commercial paper	1	-	-	1	1	-	-
Corporate debt securities	15	-	-	15	-	12	3
Subtotal	22	-	-	22	1	17	4
Total	$908	$-	$-	$908	$887	$17	$4

	December 31, 2016
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$595	$-	$-	$595	$595	$-	$-
Level 1:
Money market funds	17	-	-	17	17	-	-
Level 2:
U.S. agency securities	23	-	-	23	-	21	2
U.S. treasury securities	8	-	-	8	-	8	-
Certificates of deposit	16	-	-	16	-	15	1
Commercial paper	5	-	-	5	-	5	-
Corporate debt securities	82	-	-	82	-	69	13
Subtotal	134	-	-	134	-	118	16
Total	$746	$-	$-	$746	$612	$118	$16

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at June 30, 2017 and December 31, 2016, respectively.

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

There were no material realized gains or losses related to sales of our marketable securities for the three and six months ended June 30, 2017 and 2016, respectively.  Realized gains and losses on the sale of securities were determined by specific identification of each security’s cost basis. We consider any individual investments in an unrealized loss position to be temporary in nature and do not consider any of our investments other-than-temporarily impaired as of June 30, 2017.

Derivative Financial Instruments

In certain circumstances, we enter into foreign currency forward exchange contracts, or forward contracts, to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. We do not use derivatives for trading or speculative purposes.

Our current forward contracts are not designated as hedges and have current maturities of less than 90 days. Consequently, any gain or loss resulting from the change in fair value was recognized in our unaudited condensed consolidated statement of operations. The net gain or loss related to our settled and outstanding forward contracts for the three and six months ended June 30, 2017 were not material. We recorded a net gain of $2 million and $1 million for the three and six months ended June 30, 2016, respectively, related to our settled and outstanding forward contracts in “Interest income and other, net” on our unaudited condensed consolidated statements of operations.

The following table shows the notional principal amounts of our outstanding derivative instruments that are not designated as hedging instruments as of the dates presented:

	June 30, 2017	December 31, 2016
	(in millions)
Foreign exchange-forward contracts (1), (2)	$5	$6
(1)

Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. Dollar. The Company was entered into one and two outstanding derivative contracts as of June 30, 2017 and December 31, 2016, respectively.

(2)

The fair value of our derivatives was not material as of June 30, 2017 and December 31, 2016, respectively. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets.

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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include accounts receivable, accounts payable, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our unaudited condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively. The carrying value of the long-term debt from our 2015 Credit Facility bears interest at a variable rate and therefore is also considered to approximate fair value.

We also hold investments in equity securities of privately-held companies of approximately $14 million at June 30, 2017 and December 31, 2016, respectively. These investments are accounted for under the cost method and included in "Other long-term assets" in the Company's unaudited condensed consolidated balance sheet. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments.

We did not have any Level 3 assets or liabilities at June 30, 2017 and December 31, 2016.

NOTE 6: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

	June 30,	December 31,
	2017	2016
	(in millions)
Short-Term Debt:
Chinese Credit Facilities	$7	$7
2016 Credit Facility	-	73
Total Short-Term Debt	$7	$80

Long-Term Debt:
2015 Credit Facility	$260	$91
Total Long-Term Debt	$260	$91

2015 Credit Facility

In June 2015, we entered into a five year credit agreement with a group of lenders which, among other things, provided for a $1 billion unsecured revolving credit facility (the “2015 Credit Facility”). On May 12, 2017, the 2015 Credit Facility was amended to, among other things, (i) increase the aggregate amount of revolving loan commitments available from $1.0 billion to $1.2 billion; and (ii) extend the maturity date of the 2015 Credit Facility from June 26, 2020 to May 12, 2022 (the “First Amendment”). Borrowings under the 2015 Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on the Company’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on the Company’s leverage ratio. The Company may borrow from the revolving credit facility in U.S dollars, Euros and British pound sterling. There is no specific repayment date prior to the maturity date for borrowings under this credit agreement.

During the six months ended June 30, 2017, the Company borrowed an additional $375 million and repaid $206 million of our outstanding borrowings under the 2015 Credit Facility. These net borrowings during the year were primarily used to repurchase shares of our outstanding common stock under the Company’s repurchase program, which is described in “Note 10: Stockholders Equity”. As of June 30, 2017, based on the Company’s leverage ratio, our borrowings bear interest at LIBO rate; plus an applicable margin of 1.25%, or the Eurocurrency Spread. The Company is currently borrowing under a one-month interest rate period or a weighted average rate of 2.37% per annum as of June 30, 2017, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period.  We are also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of June 30, 2017, our unused revolver capacity is subject to a commitment fee of 0.15%, given the Company’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of June 30, 2017, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. We recorded total interest expense and commitment fees on our 2015 Credit Facility of $2 million and $3 million for the three and six months ended June 30, 2017, respectively and $1 million and $3 million for the three and six months ended June 30, 2016, respectively, to “Interest expense” on our unaudited condensed consolidated statements of operations. All unpaid interest and commitment fee amounts as of June 30, 2017 and December 31, 2016, respectively, were not material.

In connection with the First Amendment, we incurred additional lender fees and debt financing costs totaling $2 million, which were capitalized as deferred financing costs and recorded to other long-term assets on the unaudited consolidated balance sheet. As of June 30, 2017, the Company has $4 million remaining in deferred financing costs in connection with the 2015 Credit Facility. These costs will be amortized over the remaining term using the effective interest rate method and recorded to “Interest expense” on our unaudited consolidated statements of operations. The resulting write down of previous deferred financing costs as a result of the First Amendment was not material.

We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of the Company have agreed to guarantee the Company’s obligations under the 2015 Credit Facility. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. Additionally, the 2015 Credit Facility includes a subjective acceleration clause, which could be triggered by the lenders if a representation, warranty or statement made by the Company proves to be incorrect in any material respect, which in turn would permit the lenders to accelerate repayment of any outstanding obligations.  The Company believes that the likelihood of the lender exercising this right is remote and, as such, we classify borrowings under this facility as long-term debt. As of June 30, 2017, we were in compliance with all of our debt covenants.

2016 Credit Facility

In September 2016, we entered into an uncommitted facility agreement, which provides for a $73 million unsecured revolving credit facility (the “2016 Credit Facility”) with no specific expiration date. The 2016 Credit Facility is available at the lender’s discretion and can be canceled at any time. Repayment terms for borrowings under the 2016 Credit Facility are generally one to six month periods or such other periods as the parties may mutually agree and bear interest at LIBOR plus 112.5 basis points.  The Company may borrow from the 2016 Credit Facility in U.S dollars only and we may voluntarily repay any outstanding borrowing at any time without premium or penalty.  Any overdue amounts under or in respect of the 2016 Credit Facility not paid when due shall bear interest in the case of principal at the applicable interest rate plus 1.50% per annum. In addition, TripAdvisor, LLC, a wholly-owned domestic subsidiary of the Company, has agreed to guarantee the Company’s obligations under the 2016 Credit Facility.  There are no specific financial or incurrence covenants.

The Company repaid all outstanding borrowings during the first three months of 2017, and as of June 30, 2017, we had no outstanding borrowings under the 2016 Credit Facility. During the three and six months ended June 30, 2017, total interest recorded with respect to our 2016 Credit Facility to “Interest expense” on our unaudited condensed consolidated statement of operations was not material.

Chinese Credit Facilities

In addition to our borrowings under the 2015 Credit Facility and 2016 Credit Facility, we maintain two credit facilities in China (jointly, the “Chinese Credit Facilities”). As of June 30, 2017 and December 31, 2016, we had short-term borrowings outstanding of $7 million, respectively.

We are parties to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Borrowings under our Chinese Credit Facility—BOA generally bear interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with the market condition at the time of borrowing.  As of June 30, 2017, there were no outstanding borrowings under our Chinese Credit Facility—BOA.

We are also parties to a RMB 70,000,000 (approximately $10 million), one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). Borrowings under our Chinese Credit Facility—JPM generally bear interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with the market condition at the time of borrowing. As of June 30, 2017, we had $7 million of outstanding borrowings from the Chinese Credit Facility – JPM at a weighted average rate of 4.47%.

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

Our effective tax rate for the three and six months ended June 30, 2017 was 38.6% and 42.0%, respectively. Our effective tax rate for the three and six months ended June 30, 2016 was 22.7% and 22.9%, respectively. For both the three and six months ended June 30, 2017, the effective tax rate is greater than the federal statutory rate primarily due to valuation allowances on losses in jurisdictions outside the United States and recognition of stock compensation shortfalls. The change in the effective tax rate for 2017 compared to 2016 was primarily due to increased valuation allowances on losses in jurisdictions outside the United States and a lower stock price resulting in stock compensation shortfalls.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of June 30, 2017, accrued interest is $7 million, net of federal and state benefit, and no penalties have been accrued.

By virtue of previously filed consolidated income tax returns filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and 2011 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the 2012 and 2013 tax years and under an employment tax audit by the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes.  We are no longer subject to tax examinations by tax authorities for years prior to 2009.  As of June 30, 2017, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

In January 2017, we received Notices of Proposed Adjustment from the IRS for the 2009 and 2010 tax years.  These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range totaling $10 million to $14 million for those specific years, after consideration of competent authority relief, exclusive of interest and penalties. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. During the quarter ending June 30, 2017, we filed a request for Mutual Agreement Procedure consideration under Article 26 of the United States / United Kingdom Income Tax Convention and Rev. Proc. 2015-40, 2015-35 I.R.B. 236. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.  In addition to the risk of additional tax for 2009 and 2010 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we could be subject to significant additional tax liabilities.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. The Company recorded a tax benefit, based on the Court’s acceptance of Altera’s position, of $1 million and $2 million during the three and six months ended June 30, 2016, respectively, and an additional $1 million and $3 million during the three and six months ended June 30, 2017, respectively. The Company will continue to monitor this matter and related potential impacts to its consolidated financial statements.

NOTE 8: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	June 30, 2017	December 31, 2016
	(in millions)
Accrued salary, bonus, and related benefits	$42	$53
Accrued marketing costs	69	37
Other	54	37
Total	$165	$127

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

NOTE 10: STOCKHOLDERS’ EQUITY

On January 25, 2017, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a new share repurchase program. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors to affect the share repurchase program in compliance with applicable legal requirements.  As of June 30, 2017, we have repurchased a total of 6,079,003 shares of the Company’s outstanding common stock at an average share price of $41.13, or $250 million in the aggregate, and completed this share repurchase program.

NOTE 11: RELATED PARTY TRANSACTIONS

We consider Liberty TripAdvisor Holdings, Inc. (“LTRIP”) a related party.  As of June 30, 2017, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which shares constitute 14.4% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.3% of the outstanding common stock. Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.6% of our voting power.

We had no related party transactions with LTRIP during the six months ended June 30, 2017 and 2016.

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

Attractions.  We provide information and services for users to research and book activities and attractions in popular travel destinations through our dedicated Attractions business, Viator, as well as on our TripAdvisor website and applications. We generate revenue by charging the operators a commission for each transaction we facilitate through our online reservation systems. In addition to its consumer-direct business, Viator also powers activity and attractions booking capabilities to its affiliate partners, including some of the world’s top airlines, hotel chains and online and offline travel agencies. Viator’s bookable inventory is available on www.viator.com as well as TripAdvisor-branded websites and mobile applications.

Restaurants. We provide information and services for users to research and book restaurants in popular travel destinations through our dedicated restaurant reservations business, TheFork, as well as on our TripAdvisor website and applications. TheFork is an online restaurant booking platform operating on a number of sites (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, www.dimmi.com.au, and www.en.couverts.nl), with a network of restaurant partners primarily across Europe and Australia. We generate revenue by charging our restaurant partners a fee for each restaurant guest, or seated diner, that we facilitate through our online reservation systems. TheFork also provides flexible online booking and a premium data and analytics tool, for which the restaurant owner pays a subscription fee. TheFork’s bookable inventory is also available on TripAdvisor-branded websites and mobile applications.

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

The following tables present our segment information for the three and six months ended June 30, 2017 and 2016, and include a reconciliation of Adjusted EBITDA to Net Income. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our chief operating decision maker does not evaluate operating segments using this information. We also do not regularly provide such information by segment to our chief operating decision maker. Intersegment revenue is not material and, in addition, already eliminated in the information by segment provided to our chief operating decision maker. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments.  Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Three months ended June 30, 2017
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$326	$98	$-	$424
Adjusted EBITDA (1)	84	17	-	101
Depreciation			(19)	(19)
Amortization of intangible assets			(8)	(8)
Stock-based compensation			(28)	(28)
Operating income (loss)				46
Other expense, net				(2)
Income before income taxes				44
Provision for income taxes				(17)
Net income				$27

	Three months ended June 30, 2016
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$316	$75	$-	$391
Adjusted EBITDA (2)	105	(10)	-	95
Depreciation			(17)	(17)
Amortization of intangible assets			(8)	(8)
Stock-based compensation			(23)	(23)
Operating income (loss)				47
Other expense, net				(3)
Income before income taxes				44
Provision for income taxes				(10)
Net income				$34

	Six months ended June 30, 2017
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$640	$156	$-	$796
Adjusted EBITDA (1)	172	2	-	174
Depreciation			(38)	(38)
Amortization of intangible assets			(16)	(16)
Stock-based compensation			(47)	(47)
Operating income (loss)				73
Other expense, net				(4)
Income before income taxes				69
Provision for income taxes				(29)
Net income				$40

	Six months ended June 30, 2016
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$619	$124	$-	$743
Adjusted EBITDA (2)	211	(31)	-	180
Depreciation			(33)	(33)
Amortization of intangible assets			(15)	(15)
Stock-based compensation			(43)	(43)
Operating income (loss)				89
Other expense, net				(6)
Income before income taxes				83
Provision for income taxes				(19)
Net income				$64

(1) (2)

Includes allocated general and administrative expenses in our Hotel segment of $20 million and $38 million; and in our Non-Hotel segment of $10 million and $19 million for the three and six months ended June 30, 2017, respectively.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in this Quarterly Report on Form 10-Q for the six months ended June 30, 2017, Part II, Item 1A, “Risk Factors.” Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Our TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide. Our TripAdvisor-branded websites reached nearly 415 million average monthly unique visitors during the quarter ended June 30, 2017, according to our internal log files. We currently feature over 535 million reviews and opinions on 7.1 million places to stay, places to eat and things to do – including 1.1 million hotels and accommodations and 800,000 vacation rentals, 4.4 million restaurants and 830,000 activities and attractions worldwide. In addition to the flagship TripAdvisor brand, we now manage and operate the following 20 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry: www.airfarewatchdog.com, www.bookingbuddy.com, www.citymaps.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, and www.dimmi.com.au), www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.jetsetter.com,  www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.vacationhomerentals.com, and www.viator.com.

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

Executive Summary and Trends

As the largest online travel platform, we believe we are an attractive marketing channel for advertisers—including hotel chains, independent hoteliers, online travel agencies, or OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers— who seek to sell their products and services to our large user base. We offer users the ability to do real-time price comparison through our metasearch product, as well as the ability to book hotels, flights, cruises, vacation rentals, tours, activities and attractions, and restaurants directly on our website through our instant booking product. The key drivers of our financial results are described below, including a summary of our growth strategy, current trends affecting our business, and our segment information.

Our Growth Strategy

We leverage significant investments in technology, operations, brand-building, and relationships with advertisers and other partners to expand our business and enhance our global competitive position. We continue to focus on the following areas to grow our business:

•

Delivering a Great User Experience. In 2016, we completed the global instant booking rollout to all users on all devices worldwide, which enabled us to continue our progress in creating end-to-end travel solutions on our platform and making it easier for users to find the lowest room prices and book directly on our site. During the first half of 2017, we launched a simplified, more engaging hotel shopping interface, which we believe will result in better user experiences, and ultimately drive higher conversion to transactions for our partners and higher revenue per hotel shopper for our hotel segment. Our innovative culture supports bringing product enhancements to market at speed. In doing so, we believe that we can continue to improve the user experience and engagement by growing, among other things, high-quality content, best room price availability on hotel listings, in-destination bookable supply, and real-time email and push notifications, thereby also enhancing our competitive positioning.

•

Increasing Traffic to Our Platform. We seek to amplify our global brand and products through various online and offline performance-based marketing channels in order to increase the number of users who navigate to our site either directly, also known as domain direct traffic, or from other marketing channels. We utilize a number of offline advertising channels, including permanent branding campaigns such as TripAdvisor branded campaigns (such as awards, certificates, stickers and badges) and television advertising. We also leverage a number of online advertising channels, including: customer relationship management, or CRM, email campaigns; social networks; search engine marketing, or SEM, which promotes websites by increasing their visibility in search engine results through paid placements, contextual advertising, and paid inclusions; and retargeting, which targets consumers based on their search behavior. In addition, for sources of user traffic, we also rely on search engine optimization, or SEO, which promotes websites with relevant and current content that rank well in “organic,” or unpaid search engine results, as well as referrals from partners whose sites contain links to TripAdvisor content. In order to continue growing unique visitors to our websites and enhancing the quality of those visits, we intend to invest in, some or all of, the aforementioned channels, as well as any new channels that we may identify in the future.

•

Enhancing Our Mobile Phone Offerings. Innovating and improving our mobile phone products is a key priority as mobile phone devices continue to proliferate and consumers increasingly conduct more internet searches and commerce on these devices. During the quarter ended June 30, 2017, approximately half of our average monthly unique visitors came from mobile phone, growing 33% year-over-year, according to our log files. We anticipate that the growth rate in mobile phone visitors will continue to exceed the growth rate of our overall monthly unique visitors, resulting in an increased proportion of users continuing to use their mobile phone devices to access the full range of services available on our websites and applications. We are investing significant resources to improve the features, functionality, engagement, and commercialization of our travel products on our mobile websites and applications.

•

Growing Our Attractions, Restaurants and Vacation Rentals Businesses. A significant percentage of our users visit our websites to review content related to the 830,000 activities and attractions, 4.4 million restaurants, and 800,000 vacation rentals on our platform, and we believe that continuing to grow the number of listings and bookable products, especially in our in-destination Attractions and Restaurants businesses, gives us a unique opportunity to delight users in more moments during more trips. We believe continuing to invest in improving the product experience, especially on mobile phone, enhancing our supply network and growing demand via online marketing channels will generate increased demand, repeat usage, bookings and revenue.

Current Trends in Our Business

Hotel Segment

During the second quarter of 2017, we continued to improve and streamline our hotel shopping experience, most notably through the launch of our redesigned website and applications, which makes it easier for our users to find the lowest prices for the right hotel. On the user experience side, we have and will continue to seek new ways to provide a better end-to-end hotel shopping experience, including by improving room-level content, optimizing the room selection process and helping users book with our hotelier and OTA partners. On the supply side, we continue to seek to on-board more partners that have unique brand, supply or room pricing to provide consumers a more comprehensive selection of accommodations in an effort to achieve repeat usage and higher conversion rates on our platform.

  The market to provide services to users looking to book hotels online is significant, continues to grow and remains highly competitive. We compete with other travel companies and search engines for traffic, or hotel shoppers. Over time, increased competition has caused hotel shoppers visiting our websites and applications from paid marketing channels to grow faster than traffic from unpaid channels. Hotel shoppers from unpaid channels, such as users that navigate directly to our homepage or applications through branded search queries on search engines, are of the highest value to our business.  In pursuit of our objective to grow traffic faster from unpaid channels than from paid channels, following the launch of our new hotel shopping experience, we launched what we anticipate to be a multi-year television advertising campaign in June 2017 aimed to increase user awareness and usage of TripAdvisor as a place to find and book the best hotels at the lowest prices. We also continue to leverage a number of other marketing channels, both paid and unpaid, to achieve this objective, including online efforts such as SEO, SEM, social media, and CRM campaigns, as well as offline efforts such as TripAdvisor branded campaigns. We will continue our television advertising campaign and to adjust our marketing efforts and spend among the different marketing channels, in each case as we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment in which we operate.  These marketing efforts have reduced, and may continue to reduce, our hotel segment marketing efficiencies and operating margins. However, we believe that over the long-term, as more of these users visit TripAdvisor to find the lowest hotel prices before they book, we will be able to drive revenue, marketing efficiency and profit growth.

Another key objective is to grow the number of hotel shoppers on our platforms. In the second quarter of 2017, our average monthly unique hotel shoppers increased 11%, when compared to the same period in 2016, according to our log files. The increase is primarily due to the success in our online marketing strategy as well as the general trend of an increasing number of hotel shoppers visiting our websites and apps on mobile phones. During the second quarter of 2017, hotel shoppers that visited our websites and apps on mobile phones continued to grow significantly faster than traffic from desktop and tablet devices. Mobile phones currently generate significantly lower revenue per hotel shopper compared to desktop and tablet devices. We believe this monetization difference is due to a number of factors, including the reduced ability to achieve marketing attribution on the mobile phone for facilitating traffic to partner websites and applications; our limited advertising opportunities on smaller screen devices; and general consumer purchasing patterns on the mobile phone resulting in lower booking intent, lower conversion to a booking, lower cost-per-click, lower average gross booking value and our established consumer brand as a place to read reviews. As a result, the growth in hotel shoppers on mobile phones has remained a headwind against our revenue per hotel shopper and our TripAdvisor-branded click-based and transaction revenue. In addition, the general trend of increasing traffic to our websites and apps on mobile phones reduces our ability to grow TripAdvisor-branded display-based advertising revenue, as we believe prioritizing and preserving a cleaner user experience over increasing advertising units on smaller screen devices is the most appropriate way to engage and delight more users on our mobile phone products. We continue to align product and marketing in mobile and invest in product development to improve the user experience as well as mobile phone traffic acquisition to increase our user base. We believe this will result in increased usage and engagement, conversion of hotel shoppers to bookings for our hotel advertising partners and higher monetization rates over the long-term for us.

Non-Hotel Segment

Our ongoing product efforts to deliver an end-to-end user experience extends to our Non-hotel segment, which includes our Attractions, Restaurants, and Vacation Rentals businesses. Our key growth strategies have been to grow users, improve our products and grow bookable supply. We continued to deliver on those objectives in the second quarter of 2017, as monthly unique users to these pages on our websites and applications continued to grow rapidly, we enhanced our product experience on all devices, and we grew the number of suppliers and bookable products on our platform. Notably, we have been able to increasingly leverage strong user growth on the TripAdvisor-branded platform to drive increased bookings, particularly in our Attractions business. Additionally, our Attractions and Restaurants businesses have both experienced increased engagement bookings on mobile phones.

Continued successful execution of our key growth strategies and increased marketing efficiencies primarily contributed to this segment’s revenue growth and profit growth in the second quarter of 2017, as compared to the same period in 2016. Ongoing strategic objectives are to continue to enhance the user experience, drive increased engagement, traffic and bookable products, and bookings in these businesses.

Segments

Refer to “Note 12: Segment Information” in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for financial information and additional descriptive information related to our segments.

Employees

As of June 30, 2017, we had 3,291 employees. Of these employees, 51% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, expenditures by travel advertisers to market to potential travelers and, therefore, our financial performance, or revenue and profits, tend to be seasonal as well. As a result, our financial performance tends to be seasonally highest in the second and third quarters of a year, as it is a key period for leisure travel research and trip-taking, which includes the seasonal peak in traveler hotel and vacation rental stays, and tours and attractions taken, compared to the first and fourth quarters which represent seasonal low points. Further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

Significant Accounting Policies and New Accounting Pronouncements

See “Note 2: Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements in this

Quarterly Report on Form 10-Q for an overview of new accounting pronouncements that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

There have been no material changes to our significant accounting policies since December 31, 2016. For additional information about our accounting policies and estimates, refer to “Note 2: Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Revenue	$424	$391	8%	$796	$743	7%

Costs and expenses:
Cost of revenue	20	20	0%	37	36	3%
Selling and marketing	229	202	13%	436	374	17%
Technology and content	64	63	2%	123	124	(1)%
General and administrative	38	34	12%	73	72	1%
Depreciation	19	17	12%	38	33	15%
Amortization of intangible assets	8	8	0%	16	15	7%
Total costs and expenses:	378	344	10%	723	654	11%
Operating income	46	47	(2)%	73	89	(18)%
Other income (expense):
Interest expense	(4)	(3)	33%	(7)	(6)	17%
Interest income and other, net	2	-	100%	3	-	100%
Total other income (expense), net	(2)	(3)	(33)%	(4)	(6)	(33)%
Income before income taxes	44	44	0%	69	83	(17)%
Provision for income taxes	(17)	(10)	70%	(29)	(19)	53%
Net income	$27	$34	(21)%	$40	$64	(38)%

Other Financial Data:
Adjusted EBITDA (1)	$101	$95	6%	$174	$180	(3)%

(1) See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Revenue by Segment:	(in millions)			(in millions)
Hotel	$326	$316	3%	$640	$619	3%
Non-Hotel	98	75	31%	156	124	26%
Total revenue	$424	$391	8%	$796	$743	7%
Adjusted EBITDA by Segment (1):
Hotel	$84	$105	(20)%	$172	$211	(18%)
Non-Hotel	17	(10)	270%	2	(31)	106%
Total Adjusted EBITDA	$101	$95	6%	$174	$180	(3%)
Adjusted EBITDA Margin by Segment (2):
Hotel	26%	33%		27%	34%
Non-Hotel	17%	(13)%		1%	(25)%

(1)

Included in Adjusted EBITDA is a general and administrative expense allocation for each segment, which is based on the segment’s percentage of our total personnel costs, excluding stock-based compensation. See “Note 12: Segment Information” in the notes to our unaudited condensed consolidated financial statements for more information.

(2)	We define “Adjusted EBITDA Margin by Segment”, as Adjusted EBITDA by segment divided by revenue by segment.

Hotel Segment

Our Hotel segment revenue increased by $10 million and $21 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, primarily due to a $13 million and $34 million increase in TripAdvisor-branded click-based and transaction revenue during the three and six months ended June 30, 2017, respectively, primarily offset by a decrease of $5 million and $12 million in other hotel revenue, during the three and six months ended June 30, 2017, respectively, all of which are discussed below.

Adjusted EBITDA in our Hotel segment decreased $21 million and $39 million during three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, primarily due to increased SEM and other online traffic costs, and increased offline marketing costs related to our television campaign which launched in June 2017, partially offset by an increase in revenue. Our Hotel segment adjusted EBITDA margin decreased during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, primarily due to an increase in online and offline marketing costs to support long-term growth.

The following is a detailed discussion of the revenue sources within our Hotel segment:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Hotel:
TripAdvisor-branded click-based and transaction	$214	$201	6%	$424	$390	9%
TripAdvisor-branded display-based advertising and subscription	74	72	3%	139	140	(1%)
Other hotel revenue	38	43	(12%)	77	89	(13%)
Total Hotel revenue	$326	$316	3%	$640	$619	3%

TripAdvisor-branded Click-based and Transaction Revenue

TripAdvisor-branded click-based and transaction revenue includes cost-per-click-based advertising revenue from our TripAdvisor-branded websites as well as transaction-based revenue from our hotel instant booking feature. For both the three and six months ended June 30, 2017, 66% of our total Hotel segment revenue came from our TripAdvisor-branded click-based and transaction revenue. For the three and six months ended June 30, 2016, 64% and 63%, respectively, of our total Hotel segment revenue was derived from our TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue during the three and six months ended June 30, 2017 increased $13 million and $34 million, respectively, when compared to the same periods in 2016, primarily due to an increase of 11% and 10%, respectively, in average monthly unique hotel shoppers during the three and six months ended June 30, 2017, which is explained below.

Our largest source of Hotel segment revenue is click-based advertising revenue from our TripAdvisor-branded websites, which includes links to our partners’ sites and contextually-relevant branded and related text links. Click-based advertising is generated primarily through our metasearch auction, a description of which follows. Our click-based advertising partners are predominantly OTAs, and direct suppliers in the hotel product category. Click-based advertising is generally priced on a cost-per-click, or CPC, basis, with payments from advertisers based on the number of users who click on each type of link, or in other words a conversion of a hotel shopper to a paid click. CPC is the price that partners are willing to pay for a hotel shopper lead, and is determined in a competitive process that enables our partners to use our proprietary, automated bidding system to submit CPC bids to have their rates and availability listed on our site. When a partner submits a CPC bid, they are agreeing to pay the amount of that bid each time a user subsequently clicks on the link to the partner’s website. Bids can be submitted periodically – as often as daily– on a property-by-property basis. Primary factors used to determine the placement of partner links on our site include, but are not limited to the size of the bid relative to other bids, room night price, and other variables. CPCs are generally lower in markets outside the U.S. market, and hotel shoppers visiting via mobile phones currently monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet.

Our hotel transaction-based revenue is comprised of revenue from our hotel instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission to TripAdvisor for a user that completes a hotel reservation on our website. Instant booking revenue is currently recognized under two different models: the transaction model and the consumption model. Our transaction model commission revenue is recorded at the time a traveler books a hotel reservation on our site with one of our transaction partners. Our transaction partners are liable for commission payments to us upon booking and the partner assumes the cancellation risk. When a traveler makes a hotel reservation on our site with one of our consumption partners, which comprises the majority of our instant booking revenue, revenue is not recorded until the traveler completes the stay as our consumption partners are liable for commission payment only upon the completion of stay by the traveler. OTA and hotel partner placement, as well as comparative hotel prices available to the traveler in the booking process under both models, are determined by a bidding process within our proprietary automated bidding system, based on a number of variables, primarily hotel room prices, but also including other factors, such as conversion rates and commission rates, depending on the specific hotel selected. Instant booking commissions are primarily a function of average gross booking value generated from hotel reservations, cancellation rates experienced, and commission rates negotiated with each of our partners.

The key drivers of TripAdvisor-branded click-based and transaction revenue include average monthly unique hotel shopper growth and revenue per hotel shopper growth, which measures how effectively we convert our hotel shoppers into revenue. We measure performance by calculating revenue per hotel shopper on an aggregate basis, dividing total TripAdvisor-branded click-based and transaction revenue by total average monthly unique hotel shoppers on TripAdvisor-branded websites for the periods presented.

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

The below table summarizes our revenue per hotel shopper calculation and growth rate, in aggregate, for the periods presented (in millions, except calculated revenue per hotel shopper and percentages):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Revenue per hotel shopper:
TripAdvisor-branded click-based and transaction revenue	$214	$201	6%	$424	$390	9%
Divided by: Total average monthly unique hotel shoppers for the quarter	460	416	11%	908	827	10%
	$0.47	$0.48	(2%)	$0.47	$0.47	0%

Our overall revenue per hotel shopper decreased 2% and was flat during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, according to our internal log files, which was primarily driven by a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones, as well as reallocation of online marketing spend to our television campaign in the month of June 2017, dilution from product testing related to the launch of our redesigned website and applications during the second quarter of 2017, foreign currency fluctuations and the timing of our instant booking feature rollout in certain non-U.S. markets during the first half of 2016.

Our aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites increased by 11% and 10% during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, according to our log files. The increase in hotel shoppers for the three and six months ended June 30, 2017 is primarily due to the success in our online marketing strategy as well as the general trend of an increasing number of hotel shoppers visiting our websites and apps on mobile phones, as well as higher growth in our non-US markets.

TripAdvisor-branded Display-based Advertising and Subscription Revenue

For the three and six months ended June 30, 2017, 23% and 22%, respectively, of our Hotel segment revenue came from our TripAdvisor-branded display-based advertising and subscription revenue, which primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue (or Business Advantage). For both the three and six months ended June 30, 2016, 23% of our Hotel segment revenue was derived from our TripAdvisor-branded display based advertising and subscription revenue.

Our TripAdvisor-branded display-based advertising and subscription revenue increased by $2 million or 3%, during the three months ended June 30, 2017, when compared to the same period in 2016. Display-based advertising revenue increased marginally primarily due to an increase in impressions sold and pricing, partially offset by the general trend of increasing traffic visiting our websites and apps on mobile phones. While we continue to focus on new product initiatives to drive growth, our subscription revenue decreased marginally primarily as a result of slowing growth due to the maturation of this business, as well as hotel industry consolidation. Our TripAdvisor-branded display-based advertising and subscription revenue decreased slightly by $1 million or 1%, during the six months ended June 30, 2017, when compared to the same period in 2016.

Other Hotel Revenue

For both the three and six months ended June 30, 2017, 12% of our Hotel segment revenue came from other hotel revenue. For both the three and six months ended June 30, 2016, 14% of our Hotel segment revenue was derived from other hotel revenue.  Our other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as bookingbuddy.com, cruisecritic.com, and onetime.com, including click-based advertising revenue, display-based advertising revenue and room reservations sold through these websites.  Our other hotel revenue decreased by $5 million and $12 million during the three and six months ended June 30, 2017, when compared to the same periods in 2016, primarily due to increased focus on return on marketing spend from paid marketing channels within this revenue stream.

Non-Hotel Segment

Our Non-Hotel segment revenue increased by $23 million or 31%, and $32 million or 26% during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, primarily driven by increased bookable supply, user demand, and increased bookings in our Attractions and Restaurants businesses.

Revenue growth in our Attractions business has been driven by growth in bookable products and traffic from free and paid sources, and conversion on our platform. We also continue to enhance user experience from the introduction of new features, such as attractions instant booking for mobile phone, which enables users to purchase tickets and tours seamlessly without leaving the mobile app. These factors are all contributing to more consumer choice, increased conversion, and continued revenue growth as a result of increased bookings. In our Restaurants business, we have experienced continued revenue growth due to increased bookings in our most established markets, in addition to an increase in bookable supply of restaurant listings during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016.

Non-Hotel segment Adjusted EBITDA increased $27 million and $33 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016. This increase was primarily due to increased revenue growth in free online marketing channels and increased efficiencies in paid online marketing channels in our Attractions business, partially offset primarily by increased personnel and overhead costs for the three and six months ended June 30, 2017.

Revenue by Geography

The following table presents our consolidated revenue by geographic region. Revenue by geography is based on the geographic location of our websites.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Revenue by geographic region(1):
United States	$244	$218	12%	$454	$402	13%
Europe	110	104	6%	207	206	0%
ROW	70	69	1%	135	135	0%
Total	$424	$391	8%	$796	$743	7%

(1)

In the first quarter of 2017, we reclassified Canada, Middle East, Africa, Asia-Pacific (“APAC”) and Latin America (“LATAM”) into rest of world (“ROW”) when presenting our revenue by geographic region. Prior period amounts were reclassified to conform to the current presentation. This change had no effect on our consolidated financial statements in any reporting period.

Our U.S. revenue increased $26 million or 12%, and $52 million or 13%, during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016.  U. S. revenue represented 58% and 57%, of total revenue during the three and six months ended June 30, 2017, respectively, and represented 56% and 54%, of total revenue during the three and six months ended June 30, 2016, respectively. This increase was due to an increase in U.S. TripAdvisor-branded click-based and transaction revenue, driven by growth in U.S. revenue per hotel shopper during the three and six months ended June 30, 2017, when compared to the same periods in 2016, as well as due to growth in our Attractions business. Revenue outside of the U.S., or non-U.S. revenue, increased $7 million, or 4%, and $1 million or 0%, during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, primarily due to growth in our Restaurants business. Non-U.S. revenue represented 42% and 43%, of total revenue during the three and six months ended June 30, 2017, respectively, and represented 44% and 46%, of total revenue during the three and six months ended June 30, 2016. The decline in our non-U.S. revenue, as a percentage of total revenue during these periods, was primarily due to non-US hotel shoppers continuing to monetize at a lower rate than hotel shoppers in the U.S. market, as well as the general trend of an increasing number of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones, foreign currency fluctuations and the timing of our instant booking feature rollout in certain non-U.S. markets during the first half of 2016.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Direct costs	$15	$15	0%	$27	$26	4%
Personnel and overhead	5	5	0%	10	10	0%
Total cost of revenue	$20	$20	0%	$37	$36	3%
% of revenue	4.7%	5.1%		4.6%	4.8%

Cost of revenue remained flat during the three months ended June 30, 2017, when compared to the same period in 2016, while cost of revenue increased $1 million during the six months ended June 30, 2017, when compared to the same period in 2016, primarily due to increased direct costs from merchant credit card and transaction fees in our Non-Hotel segment, as a result of revenue growth.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Direct costs	$176	$148	19%	$331	$271	22%
Personnel and overhead	53	54	(2%)	105	103	2%
Total selling and marketing	$229	$202	13%	$436	$374	17%
% of revenue	54.0%	51.7%		54.8%	50.3%

Direct selling and marketing costs increased $28 million and $60 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, driven primarily by increased traffic acquisition costs in our Hotel segment. Direct selling and marketing costs increased during the three and six months ended June 30, 2017 when compared to the same periods in 2016, primarily due to an increase in SEM and other online traffic acquisition costs of $13 million and $44 million, respectively, driven by our Hotel segment, as well as $16 million in costs incurred in the second quarter of 2017 related to the launch of our television campaign, which is recorded in our Hotel segment.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Personnel and overhead	$58	$54	7%	$111	$107	4%
Other	6	9	(33%)	12	17	(29%)
Total technology and content	$64	$63	2%	$123	$124	(1%)
% of revenue	15.1%	16.1%		15.5%	16.7%

Technology and content costs increased $1 million and decreased $1 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016. Personnel and overhead costs increased $4 million during both the three and six months ended June 30, 2017, respectively, when compared to the same period in 2016, primarily due to an increase in personnel to support business growth, and mobile phone and website initiatives, including an increase in stock-based compensation of $2 million during the three months ended June 30, 2017. Other costs decreased by $3 million and $5 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, primarily due to a decrease in content translation costs.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Personnel and overhead	$29	$25	16%	$57	$51	12%
Professional service fees and other	9	9	0%	16	21	(24%)
Total general and administrative	$38	$34	12%	$73	$72	1%
% of revenue	9.0%	8.7%		9.2%	9.7%

General and administrative costs increased $4 million and $1 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016.  Personnel and overhead costs increased $4 million and $6 million during the three and six months ended June 30, 2017, when compared to the same periods in 2016, primarily related to an increase in stock-based compensation of $2 million and $4 million, respectively. Professional service fees and other decreased $5 million during the six months ended June 30, 2017, when compared to the same period in 2016, primarily due to a decrease in consulting costs and non-income taxes, partially offset by an increase in bad debt costs.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, our corporate headquarters building and amortization of capitalized software and website development costs.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Depreciation	$19	$17	$38	$33
% of revenue	4.5%	4.3%	4.8%	4.4%

Depreciation expense increased $2 million and $5 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016 primarily due to increased amortization related to capitalized software and website development costs.

Amortization of Intangible Assets

Amortization consists of the amortization of purchased definite-lived intangibles.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Amortization of intangible assets	$8	$8	$16	$15
% of revenue	1.9%	2.0%	2.0%	2.0%

Amortization of intangible assets did not materially change during both the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2015 Credit Facility, 2016 Credit Facility, and Chinese Credit Facilities, as well as interest on our financing obligation related to our corporate headquarters.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Interest expense	$(4)	$(3)	$(7)	$(6)

Interest expense increased $1 million during both the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, primarily due to an increase in interest incurred due to higher average outstanding borrowings and effective interest rates during the first six months of 2017. Refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our 2015 Credit Facility, 2016 Credit Facility, and Chinese Credit Facilities.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned and amortization of discounts and premiums on our marketable securities, net foreign exchange gains and losses, and gains and losses on sales of our marketable securities and sale of businesses.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Interest income and other, net	$2	$-	$3	$-

Interest income and other, net increased $2 million and $3 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, primarily due higher transaction gains and losses as a result of the fluctuation of foreign exchange rates.

Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Provision for income taxes	$17	$10	$29	$19
Effective tax rate	38.6%	22.7%	42.0%	22.9%

Our effective tax rate increased during the three and six months ended June 30, 2017 over the same periods in 2016, primarily due to increased valuation allowances on losses in jurisdictions outside the United States and a lower stock price resulting in stock compensation shortfalls.

For the three and six months ended June 30, 2017, the effective tax rate is greater than the federal statutory rate primarily due to valuation allowances on losses in jurisdictions outside the United States and recognition of stock compensation shortfalls.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Net income	$27	$34	$40	$64
Add: Provision for income taxes	17	10	29	19
Add: Other expense (income), net	2	3	4	6
Add: Stock-based compensation	28	23	47	43
Add: Amortization of intangible assets	8	8	16	15
Add: Depreciation	19	17	38	33
Adjusted EBITDA	$101	$95	$174	$180

Related Party Transactions

For information on our relationship with Liberty TripAdvisor Holdings, Inc., refer to “Note 11: Related Party Transactions” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.   We had no related party transactions with LTRIP during the three and six months ended June 30, 2017 and 2016, respectively.

Stock-Based Compensation

Refer to “Note 3: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 1,502,240 service-based stock options with a weighted average grant-date fair value per option of $17.19 and 4,001,615 service-based RSUs with a weighted average grant-date fair value of $42.88 during the six months ended June 30, 2017.

Liquidity and Capital Resources

Our principal source of liquidity is cash flows generated from operations and cash, cash equivalents and marketable securities, although liquidity needs can also be met through drawdowns under our 2015 Credit Facility, 2016 Credit Facility, and Chinese Credit Facilities. As of June 30, 2017 and December 31, 2016, we had $908 million and $746 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of June 30, 2017, approximately $687 million of our cash, cash equivalents and short and long-term marketable securities are held by our subsidiaries outside the United States. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $845 million as of June 30, 2017. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. To date, we have permanently reinvested our foreign earnings outside of the United States and we currently do not intend to repatriate these earnings to fund U.S. operations. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. The majority of cash on hand is denominated in U.S. dollars.

During the six months ended June 30, 2017, we borrowed an additional $375 million and repaid $206 million of outstanding borrowings under the 2015 Credit Facility. These net borrowings during the year were primarily used to repurchase shares of our outstanding common stock under the Company’s share repurchase program described below. As of June 30, 2017, we had outstanding borrowings of $260 million in long-term debt, within our U.S. subsidiaries, and approximately $937 million of borrowing capacity available under our 2015 Credit Facility, which we are currently borrowing under a one-month interest period, which will reset periodically. The weighted average rate of our outstanding borrowings under the 2015 Credit Facility as of June 30, 2017 was 2.37% per annum. As of June 30, 2017, we were in compliance with the covenants in our 2015 Credit Facility. In addition, we had $73 million of additional borrowing capacity available under our 2016 Credit Facility.  The Company repaid all outstanding borrowings under the 2016 Credit Facility during the three months ended March 31, 2017. Finally, as of June 30, 2017, we had short-term borrowings of $7 million and approximately $33 million of available borrowing capacity under our Chinese Credit Facilities, which currently bear interest at a weighted average rate of 4.47%. For further discussion on our credit facilities refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In our Vacation Rentals free-to-list model and our Attractions business, we receive cash from travelers at the time of booking and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the suppliers, or the vacation rental owners or tour providers, respectively, after the travelers’ use. Therefore, we receive cash from the traveler prior to paying the supplier and this operating cycle represents a working capital source or use of cash to us. Seasonal fluctuations in these transactions affect the timing of our annual cash flows related to working capital. During the first half of the year vacation rentals and attractions bookings typically exceed stays and tour-taking, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these bookings are typically negative. While we expect the impact of seasonal fluctuations to continue, further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

On January 25, 2017, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a new share repurchase program. As of June 30, 2017, we had repurchased a total of 6,079,003 shares of the Company’s outstanding common stock at an average share price of $41.13, or $250 million in the aggregate, and completed this share repurchase program.

We believe that our available cash and marketable securities, combined with expected cash flows generated by operating activities and available cash from our credit facilities, will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions, share repurchases, and/or other expenditures in support of our business strategy; thus potentially reducing our cash balance and/or increasing our debt. We expect total capital expenditures for 2017 to be comparable to our 2016 spending levels.

Our cash flows from/(used in) in operating, investing and financing activities during the periods presented, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
	2017	2016
	(in millions)
Net cash provided by (used in):
Operating activities	$355	$363
Investing activities	78	(76)
Financing activities	(167)	(129)

For the six months ended June 30, 2017, net cash provided by operating activities decreased by $8 million or 2% when compared to the same period in 2016, primarily due to a decrease in net income of $24 million, offset by an increase in non-cash items affecting cash flow of $13 million and a net increase in working capital movements of $3 million.  The increase in working capital movements of $3 million was primarily related to an increase in operating cash flow from deferred merchant payables primarily due to growth in our Attractions business and timing of payments, partially offset by the timing of vendor payments and collection of receivables.

For the six months ended June 30, 2017, net cash provided by investing activities increased by $154 million when compared to the same period in 2016, primarily due to a net increase in cash generated by the purchase, sales, and maturities of our marketable securities.

For the six months ended June 30, 2017, net cash used in financing activities increased by $38 million when compared to the same period in 2016, primarily due to an increase of $238 million in cash used in the first six months of 2017 to purchase shares of our common stock under authorized share repurchase programs and repayment of our 2016 Credit Facility borrowings of $73 million in 2017, partially offset by an increase in net borrowings under our 2015 Credit Facility of $276 million for the first six months of 2017, when compared to the same period in 2016.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2016. As of June 30, 2017, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our contractual obligations and commercial commitments.

Contingencies

In the ordinary course of business, we and our subsidiaries are parties to regulatory and legal matters.  These matters may relate to claims involving alleged infringement of third-party intellectual property rights, defamation, taxes, regulatory compliance and other claims. Periodically, we review the status of all significant outstanding matters to assess the potential financial exposure.  When (i) it is probable that an asset has been impaired or a liability has been incurred, and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations.  We provide disclosure in the notes to the consolidated statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on the business.  However, the final outcome of these matters could vary significantly from our estimates. Moreover, such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management's attention from the Company's business objectives and adversely affect the Company's business, results of operations, financial condition and cash flows. There may also be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

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

By virtue of previously filed consolidated income tax returns filed with Expedia, we are currently under an IRS audit for the 2009, 2010, and 2011 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the 2012 and 2013 tax years and under an employment tax audit by the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes.  We are no longer subject to tax examinations by tax authorities for years prior to 2009.  As of June 30, 2017, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

In January 2017, we received Notices of Proposed Adjustment from the IRS for the 2009 and 2010 tax years.  These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range totaling $10 million to $14 million for those specific years, after consideration of competent authority relief, exclusive of interest and penalties.  We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies.  During the quarter ended June 30, 2017, we filed a request for Mutual Agreement Procedure consideration under Article 26 of the United States / United Kingdom Income Tax Convention and Rev. Proc. 2015-40, 2015-35 I.R.B. 236. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.  In addition to the risk of additional tax for 2009 and 2010 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we could be subject to significant additional tax liabilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks, including changes in interest rates and foreign currency exchange rates that could adversely affect our results of operations or financial condition. Our exposure to market risk includes our revolving credit facilities, derivative instruments and cash and cash equivalents, short term and long term marketable securities, accounts receivable, intercompany balances, accounts payable and deferred merchant payables denominated in foreign currencies. We manage our exposure to these risks through established policies and procedures and by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign currency exchange rates. Our objective is to mitigate potential income statement, cash flow and market exposures from changes in foreign currency exchange rates and interest rates.

There has been no material change in our market risk profile during the six months ended June 30, 2017.  For additional information, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, taxes, regulatory compliance and other claims. Rules and regulations promulgated by the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that we are defending involves or is likely to involve amounts of that magnitude. Such matters, however, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management's attention from the Company's business objectives and adversely affect the Company's business, results of operations, financial condition and cash flows.  In addition, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

We strive to create the best experience for our users, providing them with the information, research and tools to enable them to plan, book, and experience the perfect trip.  We believe that in doing so we will increase our rates of conversion, revenue per shopper and, ultimately, our financial performance over the long-term.  We have taken actions in the past and may continue to make decisions in the future that have the effect of reducing our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience.  For example, we may introduce changes to existing products or new products that direct users away from formats or use cases where we have a proven means of monetization.  In addition, our approach of putting users first may negatively impact our relationship with existing or prospective advertisers. These actions and practices could result in a loss of advertisers, which in turn could harm our results of operations.  The short-term reductions in revenue or profitability could be more severe than we anticipate or these decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with users and advertisers, and our business and results of operations could be harmed.

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

Changes in internet search engine algorithms and dynamics, or search engine disintermediation, could have a negative impact on traffic for our sites and, ultimately, our business and results of operations.

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

We continue to invest significant time and effort towards educating users about our brand and our product offerings and there can be no assurances that these efforts will be successful.

The markets for the services we offer are intensely competitive, and some of our current and potential competitors have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses to enable them to compete more effectively with us. In an effort to be more competitive, we have initiated more aggressive marketing efforts aimed at increasing awareness of our ability to find our users the right hotels at the lowest prices.  Specifically, we have initiated a television advertising campaign and reallocated some of our marketing efforts and dollars among the different marketing channels available to us.   We expect to continue our television advertising campaign and to adjust our marketing efforts and spend among the different marketing channels, in each case as we think appropriate based on the relative growth opportunity, the expected returns and the competitive environment in the different segments and businesses in which we operate. There is no assurance that these actions will have a positive impact on our marketing efficiencies and/or operating margins or when the financial benefit expected to results from these efforts will exceed the costs of such efforts.

Consumer adoption and use of mobile phone devices creates new challenges and, if we are unable to operate effectively on mobile phone devices, our business may be adversely affected.

The number of people who access the internet through mobile phones has increased substantially in the last few years and we anticipate that the rate of use of these devices will continue to grow. The mobile phone market in general remains a rapidly evolving market and mobile phones continue to monetize at a significantly lower rate than desktops and tablets.  As new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize.  Advertising opportunities may be more limited on mobile phone devices.  In addition, given the device sizes and technical limitations of these devices, mobile phone consumers may not be willing to download multiple apps from multiple companies providing similar service and instead prefer to use one or a limited number of apps for their hotel, restaurant and attractions activity.

To address these growing user demands, we continue to extend our platform to develop and improve upon our mobile applications and monetization strategies. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile phone offerings and websites optimized for mobile phone devices and efficiently and effectively advertise and distribute on these platforms, or if our mobile phone offerings are not used by consumers, our future growth and results of operations could be negatively impacted.

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

We believe that the strength of our brands (particularly the TripAdvisor brand) has contributed significantly to our success and that maintaining and enhancing our brands is critical to expanding our base of users, to creating content and to attracting advertisers. As a result, we invest significantly in brand marketing. We expect these investments to continue, or even increase, as a result of a variety of factors, including relatively high levels of advertising spending from competitors, the increasing costs of supporting multiple brands, expansion into new geographies, product positioning where our brands are less well known, inflation in media pricing, and the continued emergence and relative traffic share growth of search engines as destination sites for travelers. Such efforts may not maintain or enhance consumer awareness of our brands and, even if we are successful in our branding efforts, such efforts may not be cost-effective or as efficient as they have been historically. If we are unable to maintain or enhance consumer awareness of our brands or to generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.

Our ability to protect, maintain and enhance our brand also depends largely on our ability to maintain consumer confidence in our products and in the quality and integrity of our content and other information found on our platform.  If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking and may not return to our platform as often in the future, or at all.  In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product changes, competitive pressures, litigation or regulatory activity, could adversely affect our reputation with our users and our advertisers. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.

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

As the industry shifts towards online travel services and the technology supporting it continues to evolve, including platforms such as mobile phone and tablet computing devices, competition is likely to intensify. Competition in our industry may result in pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and financial performance.

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

In addition, the emergence of alternative platforms such as mobile phone and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter our markets due to lower up-front technology costs.

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

We are a global company that operates in many different jurisdictions and these operations expose us to additional risks, which risks increase as our business continues to expand.

We operate in a number of jurisdictions both inside and outside of the United States and continue to expand our operations both domestically and internationally. Many regions have different economic conditions, languages, currencies, consumer expectations, levels of consumer acceptance and use of the internet for commerce, legislation, regulatory environments (including labors laws and customs), tax laws and levels of political stability.  We are subject to associated risks typical of global businesses, including, but not limited to, the following:

•         Compliance with additional laws, including the Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor and employment law, laws regarding advertisements and promotions and anti-competition regulations;

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

•         Slower adoption of the internet as an advertising, broadcast and commerce medium in certain international markets;

•         Difficulties in managing staff and operations due to distance, time zones, language and cultural differences;

•         Uncertainty regarding liability for services, content and intellectual property rights, including uncertainty as a result of local laws and lack of precedent;

•          Economic or political instability; and

•         Threatened or actual acts of terrorism.

For example, we have a business operating in China, which creates particular risks and uncertainties relating to the laws in China. The laws and regulations of China restrict foreign investment in areas including air-ticketing and travel agency services, internet content provision, mobile communication and related businesses. Although we have established effective control of our Chinese business through a series of agreements, future developments in the interpretation or enforcement of Chinese laws and regulations or a dispute relating to these agreements could restrict our ability to operate or restructure this business or to engage in strategic transactions.  The success of this business, and of any future investments in China, is subject to risks and uncertainties regarding the application, development and interpretation of China’s laws and regulations.

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

We are currently party to a credit agreement with respect to a $1.2 billion revolving credit facility maturing in May 2022, or the “2015 Credit Facility.”  This agreement includes restrictive covenants that may impact the way we manage our business and may limit our ability to secure significant additional financing in the future on favorable terms. Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. In light of periodic uncertainty in the capital and credit markets, there can be no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments.

We have indebtedness which could adversely affect our business and financial condition.

We currently have outstanding $260 million in long-term debt.  Risks relating to our indebtedness include:

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

We continue to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, we are currently under an IRS audit for the 2009, 2010, and 2011 tax years. In connection with that audit, we received, in January 2017, notices of proposed adjustment from the IRS for the 2009 and 2010 tax years, which would result in an increase in our worldwide income tax expense. The proposed adjustments would result in an increase to our worldwide income tax expense in an estimated range totaling $10 million to $14 million for those specific years after consideration of competent authority relief, exclusive of interest and penalties. We are also subject to various ongoing state income tax audits. The outcome of these matters or any other audits could subject us to significant tax liabilities.

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

For the six months ended June 30, 2017, the average daily trading volume of our common stock on NASDAQ was approximately 2.9 million shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of the common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If LTRIP or some other stockholder sells substantial amounts of our common stock in the public market, or if there is a perception in the public market that LTRIP might sell shares of our common stock, the market price of our common stock could decrease significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2017, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

On January 25, 2017, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a new share repurchase program. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors to affect the share repurchase program in compliance with applicable legal requirements.

During the three months ended June 30, 2017, we repurchased 2,549,080 shares of outstanding common stock under the share repurchase program at an average share price of approximately $39.23. A summary of information about our common stock repurchases during the second quarter of 2017 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	—	—	$100,000,041
May 1 to May 31	2,020,577	$39.10	2,020,577	$20,995,441
June 1 to June 30	528,503	$39.72	528,503	$—
Total	2,549,080		2,549,080

As of June 30, 2017, we have repurchased a total of 6,079,003 shares of outstanding common stock under the share repurchase program at an average share price of approximately $41.13, or $250 million in the aggregate, and have completed our share repurchase program authorized by our Board of Directors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective August 7, 2017, the Company adopted an Executive Severance Plan and Summary Plan Description (the “Plan”) applicable to certain employees of the Company and its subsidiaries. The Plan formalizes and standardizes the Company’s severance practices for certain designated employees (each, a “Participant” and, collectively, the “Participants”).  The Plan will apply to all “named executive officers” of the Company, although the Plan specifically provides that in the event of any conflict or inconsistency between the terms of any existing employment arrangement or any non-US local law and the terms of the Plan, the terms more beneficial to the Participant shall prevail, without duplication. Adoption of the Plan was approved by the Company’s Compensation Committee, prior to its adoption by the full Board of Directors.

Participants covered by the Plan generally will be eligible to receive severance benefits in the event of a termination by the Company without Cause or, under certain circumstances, by the Participant for Good Reason. The severance benefits differ if there is a termination of employment in connection with a Change in Control.  The severance benefits provided pursuant to the Plan are determined based on the job classification of the Participants (as reflected in internal job profile designations) and, in certain cases, their years of service with the Company.

Cause is a defined term under the Plan and generally includes willful or gross neglect by the Participant of his or her duties; the plea of guilty or nolo contendere to, or conviction for, the commission of a felony offense by the Participant; a material breach by the Participant of fiduciary duty owed to the Company or a material breach by the Participant of any nondisclosure, non-solicitation or non-competition obligation owed to the Company or any of its subsidiaries or affiliates. Good Reason is a defined term under the Plan and generally includes a material reduction in the Participant’s annual base salary; a relocation of the Participant’s principal place of business more than 35 miles from the location of the principal place of business from which the Participant worked; or a material and demonstrable adverse change in the nature and scope of the Participant’s duties.  Change in Control is also a defined term under the Plan and generally includes the acquisition (by a person other than Liberty TripAdvisor Holdings, Inc. or its affiliates) of more than 50% of the voting power of the Company; a change in the composition of a majority of the Board of Directors of the Company; a reorganization, merger, consolidation, sale or other disposition of all or substantially all of the assets of the Company; or a complete liquidation or dissolution of the Company.

Under the Plan, in the event of a termination by the Company without Cause more than three months prior to a Change in Control or more than twelve (12) months following a Change in Control, the severance benefits for the Participant generally shall consist of the following:

•	continued payment of base salary for a period of six to eighteen (18) months following the date of such Participant’s termination of employment; and

•

continuation of coverage under the Company’s health insurance plan through the Company’s payment of COBRA premiums for a period of six to eighteen (18) months following the date of such Participant’s termination of employment.

Under the Plan, in the event of a termination by the Company without Cause or by the Participant for Good Reason, in each case within three months prior to or twelve (12) months following a Change in Control, the severance benefits for the Participant shall consist of the following:

•	payment of a lump sum amount equal to (i) twelve (12) to twenty four (24) months of the Participant’s Base Salary, plus (ii) the Participant’s Target Bonus multiplied by 1, 1.5 or 2; and

•

payment of a lump sum amount equal to the premiums required to continue the Participant’s medical coverage under the Company’s health insurance plan for a period of twelve (12) to twenty four (24) months.

 Payments are designed to comply with Section 409A of the Internal Revenue Code (the “Code”). In addition, if any payment under the Plan would constitute an excess parachute payment within the meaning of Section 280G of the Code, the payments will be reduced to the minimum extent necessary so that no portion of any payment or benefit will constitute an excess parachute payment, provided however, that the reduction will be made only if and to the extent that such reduction would result in an increase in the aggregate payment and benefits to be provided, determined on an after tax basis (taking into account the excise tax imposed pursuant to Section 4999 of the Code, or any successor provision, or any other tax).

The Compensation Committee has the right, in its sole discretion, to amend the Plan or to terminate it prospectively, provided that the Plan may not be amended in any manner which is materially adverse to any Participant without that Participant’s written consent.

The foregoing summary is qualified in its entirety by reference to the Executive Severance Plan and Summary Plan Description filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1+	Offer Letter dated May 9, 2017 between Dermot Halpin and TripAdvisor LLC		10-Q	001-35362	10.1	5/9/17
10.2	First Amendment, dated as of May 12, 2017, by and among TripAdvisor, Inc., TripAdvisor Holdings, LLC, TripAdvisor LLC, the other Subsidiary Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent.		8-K	001-35362	10.1	5/15/17
10.3+	Amended and Restated Option Agreement dated June 5, 2017 between Stephen Kaufer and TripAdvisor, Inc.		8-K	001-35362	10.1	6/8/17
10.4+	Executive Severance Plan and Summary Plan Description dated August 7, 2017	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

August 8, 2017