Form 10-Q
period 2017-09-30
TripAdvisor, Inc.
filed 2017-11-06
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at November 1, 2017
Common Stock, $0.001 par value per share	126,079,380 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended September 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$439	$421	$1,235	$1,164

Costs and expenses:
Cost of revenue (1)	20	19	56	55
Selling and marketing (2)	247	210	683	584
Technology and content (2)	61	62	184	185
General and administrative (2)	42	38	115	110
Depreciation	19	18	57	51
Amortization of intangible assets	8	8	25	23
Total costs and expenses	397	355	1,120	1,008
Operating income	42	66	115	156
Other income (expense):
Interest expense	(4)	(3)	(11)	(10)
Interest income and other, net	-	-	3	-
Total other income (expense), net	(4)	(3)	(8)	(10)
Income before income taxes	38	63	107	146
Provision for income taxes	(13)	(8)	(42)	(27)
Net income	$25	$55	$65	$119

Earnings per share attributable to common stockholders (Note 4):
Basic	$0.18	$0.38	$0.46	$0.82
Diluted	$0.18	$0.37	$0.46	$0.81
Weighted average common shares outstanding (Note 4):
Basic	139	146	141	146
Diluted	139	147	142	147

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$2	$2	$6	$5
Amortization of website development costs included in depreciation	14	12	39	33
	$16	$14	$45	$38

(2) Includes stock-based compensation expense as follows:
Selling and marketing	$5	$5	$16	$15
Technology and content	$12	$11	$31	$30
General and administrative	$9	$6	$25	$19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$25	$55	$65	$119
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	10	3	30	4
Total other comprehensive income (loss)	10	3	30	4
Comprehensive income	$35	$58	$95	$123
(1)	Foreign currency translation adjustments exclude income taxes due to our practice and intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$750	$612
Short-term marketable securities (Note 5)	13	118
Accounts receivable, net of allowance for doubtful accounts of $15 and $9, respectively	254	189
Prepaid expenses and other current assets	25	31
Total current assets	1,042	950
Long-term marketable securities (Note 5)	6	16
Property and equipment, net of accumulated depreciation of $166 and $111, respectively	266	260
Intangible assets, net of accumulated amortization of $107 and $80, respectively	150	167
Goodwill	756	736
Deferred income taxes, net	58	42
Other long-term assets	70	67
TOTAL ASSETS	$2,348	$2,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15	$14
Deferred merchant payables	203	128
Deferred revenue	65	64
Current portion of debt (Note 6)	7	80
Taxes payable	4	10
Accrued expenses and other current liabilities	128	127
Total current liabilities	422	423
Long-term debt (Note 6)	265	91
Deferred income taxes, net	16	12
Other long-term liabilities	228	210
Total Liabilities	931	736

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value	-	-
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	-	-
Authorized shares: 1,600,000,000
Shares issued: 135,510,995 and 134,706,467, respectively
Shares outstanding: 126,036,505 and 131,310,980, respectively
Class B common stock, $0.001 par value	-	-
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	901	831
Retained earnings	1,010	945
Accumulated other comprehensive income (loss)	(47)	(77)
Treasury stock-common stock, at cost, 9,474,490 and 3,395,487 shares, respectively	(447)	(197)
Total Stockholders’ Equity	1,417	1,502
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,348	$2,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(in millions, except number of shares)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2016	134,706,467	$-	12,799,999	$-	$831	$945	$(77)	(3,395,487)	$(197)	$1,502
Net income						65				65
Other comprehensive income							30			30
Issuance of common stock related to exercises of options and vesting of RSUs	804,528	-			3					3
Repurchase of common stock								(6,079,003)	(250)	(250)
Withholding taxes on net share settlements of equity awards					(15)					(15)
Stock-based compensation					82					82

Balance as of September 30, 2017	135,510,995	$-	12,799,999	$-	$901	$1,010	$(47)	(9,474,490)	$(447)	$1,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended September 30,
	2017	2016
Operating activities:
Net income	$65	$119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	57	51
Amortization of intangible assets	25	23
Stock-based compensation expense	72	64
Deferred tax (benefit) expense	(12)	(14)
Other, net	6	4
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, prepaid expenses and other assets	(58)	(40)
Accounts payable, accrued expenses and other liabilities	(2)	2
Deferred merchant payables	62	42
Income tax receivables/payables, net	5	19
Deferred revenue	-	6
Net cash provided by operating activities	220	276

Investing activities:
Capital expenditures, including internal-use software and website development	(50)	(57)
Acquisitions, net of cash acquired	-	(23)
Purchases of marketable securities	(16)	(145)
Sales of marketable securities	105	62
Maturities of marketable securities	25	22
Other investing activities, net	-	1
Net cash provided by (used in) investing activities	64	(140)

Financing activities:
Repurchase of common stock	(250)	(21)
Proceeds from Chinese credit facilities	-	2
Proceeds from 2015 credit facility, net of financing costs	413	10
Payments to 2015 credit facility	(241)	(190)
Proceeds from 2016 credit facility, net of financing costs	-	73
Payments to 2016 credit facility	(73)	-
Proceeds from exercise of stock options	3	6
Payment of withholding taxes on net share settlements of equity awards	(15)	(13)
Net cash used in financing activities	(163)	(133)
Effect of exchange rate changes on cash and cash equivalents	17	(6)
Net increase (decrease) in cash and cash equivalents	138	(3)
Cash and cash equivalents at beginning of period	612	614
Cash and cash equivalents at end of period	$750	$611

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation capitalized with internal-use software and website development costs	$10	$9

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

We have two reportable segments: Hotel and Non-Hotel. We derive a majority of our revenue from our Hotel segment, through the sale of advertising, primarily through click-based advertising, as well as from commission-based transactions via our instant booking feature, display-based advertising, subscription-based hotel advertising, hotel room reservations sold through our websites, and from content licensing. Our Non-Hotel segment consists of our Attractions, Restaurants, and Vacation Rentals businesses. We derive revenue from our Non-Hotel segment from subscription and commission-based transaction offerings from our Vacation Rentals business; destination activities primarily sold through Viator; and online restaurant reservations booked primarily through thefork.com. For further information on our segments see “Note 11: Segment Information,” in these notes to our unaudited condensed consolidated financial statements.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements Not Yet Adopted

In May 2017, the Financial Accounting Standard Board (“FASB”) issued new accounting guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications which will reduce diversity in practice. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if the award’s fair value (or calculated value or intrinsic value, if those measurement methods are used), the award’s vesting conditions, and the award’s classification as an equity or liability instrument are the same immediately before and after the change. The guidance also states that an entity is not required to estimate the value of the award immediately before and after the change if the change does not affect any of the inputs to the model used to value the award. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be applied prospectively to awards modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. We anticipate adopting this new guidance on January 1, 2018. Upon adoption, we believe the new guidance will likely result in fewer changes to the terms of an award being accounted for as modifications.

In March 2017, the FASB issued new accounting guidance which shortens the amortization period for the premium paid on certain purchased callable debt securities to the earliest call date instead of the bond’s maturity. The amendments do not require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We anticipate adopting this new guidance on January 1, 2019 and based on the composition of our current investment portfolio we do not expect the new guidance will have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued new accounting guidance to clarify the definition of a business and provide additional guidance to assist entities with evaluating whether transactions should be accounted for as asset acquisitions (or asset disposals) or business combinations (or disposals of a business). Under this new guidance, an entity first determines whether substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the transaction should be accounted for as an asset acquisition as opposed to a business combination. This distinction is important because the accounting for an asset acquisition significantly differs from the accounting for a business combination. This new guidance eliminates the requirement to evaluate whether a market participant could replace missing elements (e.g. inputs or processes), narrows the definition of outputs and requires that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted including adoption in any interim or annual periods in which the financial statements have not been issued or made available for issuance. The new guidance will be applied prospectively to any transactions occurring within the period of adoption. We anticipate adopting this new guidance on January 1, 2018. Upon adoption, the new guidance will impact how we assess acquisitions (or disposals) of assets or businesses.

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

In November 2016, the FASB issued new accounting guidance on the classification and presentation of restricted cash in the statement of cash flows to address the diversity in practice. This new guidance requires entities to show changes in cash, cash equivalents and restricted cash on a combined basis in the statement of cash flows. In addition, this accounting guidance requires a reconciliation of the total cash, cash equivalent and restricted cash in the statement of cash flows to the related captions in the balance sheet if cash, cash equivalents and restricted cash are presented in more than one line item in the balance sheet. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. Upon adoption, an entity may apply the new guidance only retrospectively to all prior periods presented in the financial statements. We anticipate adopting this new guidance on January 1, 2018 and currently do not expect this new guidance will have a material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued. Upon adoption, an entity may apply the new guidance only on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We anticipate adopting this new guidance on January 1, 2018 and do not expect this new guidance will have a material impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued new accounting guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new guidance specifically addresses the following cash flow topics in an effort to reduce diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Upon adoption, an entity may apply the new guidance only retrospectively to all prior periods presented in the financial statements. We anticipate adopting this new guidance on January 1, 2018 and we do not expect this new guidance will have a material impact on our consolidated financial statements and related disclosures.

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

To date, we have made measurable progress toward evaluating the new lease guidance and have begun updating accounting policies, accounting position memos, and evaluating our existing population of contracts to ensure all contracts that meet the definition of a lease contract under the new standard upon adoption are identified. We are also in the process of implementing additional lease software to support our accounting and reporting process under the new lease accounting guidance, including the new quantitative and qualitative financial disclosure requirements. In addition, we are evaluating the impact of the system implementation on our internal controls. We will continue to provide updates of our assessment of the effect, that this new lease guidance will have on our consolidated financial statements, disclosures, systems and related controls, and will disclose any material effects, if any, when known.

In January 2016, the FASB issued a new accounting update which amends the guidance on the classification and measurement of financial instruments. Although the accounting update retains many current requirements, it significantly revises accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The accounting update also amends certain fair value disclosures of financial instruments and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the entity’s evaluation of their other deferred tax assets. The update requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies at fair value, with fair value changes recognized through net income. This requirement does not apply to investments that qualify for equity method accounting, investments that result in consolidation of the investee or investments in which the entity has elected the practicability exception to fair value measurement. Under current GAAP, available-for-sale investments in equity securities, with a readily determinable fair value, are re-measured to fair value each reporting period with changes in fair value recognized in accumulated other comprehensive income (loss). However, under the new guidance, fair value adjustments will be recognized through net income. For equity securities currently accounted for under the cost method (as they do not have a readily determinable fair value), the new guidance requires those equity investments to be carried at fair value with changes in net income, unless an entity elects to measure those investments, at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company intends to elect this measurement alternative for equity securities without a readily determinable fair value. Additionally, this accounting update will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. In addition, this accounting update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost in the balance sheet. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Upon adoption, an entity will apply the new guidance on a modified retrospective basis, which is to record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted, with two exceptions. The amendments related to equity investments without readily determinable fair values (including disclosure requirements) will be effective prospectively. The requirement to use the exit price notion to measure the fair value of financial instruments for disclosure purposes will also be applied prospectively. We anticipate adopting this new guidance on January 1, 2018 and based on the composition of our current investments, we do not expect the adoption of this guidance will have a material impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers which will replace numerous requirements in GAAP, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations and, in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The two permitted transition methods under this new accounting guidance are the full retrospective method, in which case the guidance would be applied to each prior reporting period presented and the cumulative effect of applying the guidance would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the guidance would be recognized at the date of initial application. We will adopt this new guidance on January 1, 2018 under the modified retrospective method, which means that revenues for 2016 and 2017 will be reported on a historical basis and revenues for 2018 will be reported on the new basis and also disclosed on the historical basis.

To date, we have made significant progress toward completing our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. We have established a cross-functional implementation team from across our organization and have made significant progress in the review of our contracts portfolio and our current accounting policies and practices to identify potential differences that could result from applying the requirements of the new standard to our revenue contracts. To date, we have evaluated the significant majority of our revenue streams and based on the Company's preliminary analysis; we expect the revenue standard will change the timing of revenue recognition for our instant booking revenue recorded under the consumption model. Upon adoption, this revenue will be recognized at the transaction booking date for a hotel accommodation rather than upon completion of the stay by the traveler, which is how it is currently recorded.  The Company does not currently expect this timing change to have a material impact to its financial statements, either on an annual or quarterly basis. In addition to the changes in our instant booking revenue under the consumption model, the new guidance will result in other immaterial changes in the timing of certain other revenue streams. We currently do not expect any major reengineering required to our accounting systems or to our internal controls related to the above accounting changes or related to the additional disclosure requirements required by the standard. However, while we have made significant progress, and are in our implementation phase of this project, we are still evaluating less material portions of our revenue, and, in addition, our costs incurred to obtain or fulfill a contract. We will continue to update our assessment of the effect that the new revenue guidance will have on our consolidated financial statements, disclosures and related controls, and will disclose any material effects, if any, when known.

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

NOTE 3: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and restricted stock units (“RSUs”), on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Selling and marketing	$5	$5	$16	$15
Technology and content	12	11	31	30
General and administrative	9	6	25	19
Total stock-based compensation	26	22	72	64
Income tax benefit from stock-based compensation	(9)	(8)	(27)	(23)
Total stock-based compensation, net of tax effect	$17	$14	$45	$41

During the three and nine months ended September 30, 2017, we capitalized $3 million and $10 million, respectively, of stock-based compensation expense as internal-use software and website development costs. During the three and nine months ended September 30, 2016, we capitalized $3 million and $9 million, respectively, of stock-based compensation expense as internal-use software and website development costs.

Stock-Based Award Activity and Valuation

2017 Stock Option Activity

During the nine months ended September 30, 2017, we have issued 1,529,127 service-based non-qualified stock options under the Company’s Amended and Restated 2011 Stock and Annual Incentive Plan (the “2011 Incentive Plan”). Generally our stock options have a term of ten years from the date of grant and generally vest equally over a four-year requisite service period.

The following table presents a summary of our stock option activity during the nine months ended September 30, 2017:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2016	5,818	$57.60
Granted	1,529	42.81
Exercised (1)	(488)	29.49
Cancelled or expired	(572)	68.82
Options outstanding at September 30, 2017	6,287	$55.16	6.4	$7
Exercisable as of September 30, 2017	3,337	$52.51	4.7	$7
Vested and expected to vest after September 30, 2017 (2)	6,287	$55.16	6.4	$7
(1)

Inclusive of 288,751 of options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares that had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

(2)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on The NASDAQ Global Select Market as of September 30, 2017 was $40.53. The total intrinsic value of stock options exercised was $8 million and $23 million, for the nine months ended September 30, 2017 and 2016, respectively.

The fair value of stock option grants under the 2011 Incentive Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Risk free interest rate	1.84%	1.15%	1.90%	1.20%
Expected term (in years)	5.32	5.17	5.35	4.85
Expected volatility	41.31%	42.68%	41.52%	41.83%
Expected dividend yield	— %	— %	— %	— %

The weighted-average grant date fair value of options granted was $15.49 and $17.16 for the three and nine months ended September 30, 2017, respectively. The weighted-average grant date fair value of options granted was $24.97 and $22.95 for the three and nine months ended September 30, 2016, respectively. The total fair value of stock options vested was $39 million and $27 million for the nine months ended September 30, 2017 and 2016, respectively. Cash received from stock option exercises was $3 million and $6 million for the nine months ended September 30, 2017 and 2016, respectively.

On June 5, 2017, the Section 16 Committee of our Board of Directors approved an amendment to the nonqualified stock option award (the “Option”) granted on August 28, 2013 to Stephen Kaufer, the Company’s President and Chief Executive Officer. The amendment provides that the Option will expire on the tenth anniversary, instead of the seventh anniversary, of the grant date. Vesting conditions under the Option were not affected by this amendment. As a result of the modification, incremental fair value of $5 million will be recognized to stock-based compensation expense on a straight-line basis over the remaining vesting term, which is through August 2018.

2017 RSU Activity

During the nine months ended September 30, 2017, we issued 4,241,561 RSUs under the 2011 Incentive Plan for which the fair value was measured based on the quoted price of our common stock on the date of grant. These RSUs generally vest over a four-year requisite service period.

The following table presents a summary of our RSU activity during the nine months ended September 30, 2017:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2016	2,856	$69.35
Granted	4,241	42.65
Vested and released (1)	(868)	67.89
Cancelled	(641)	55.02
Unvested RSUs outstanding as of September 30, 2017	5,588	$50.84	$226
Expected to vest after September 30, 2017 (2)	5,588	$50.84	$226
(1)

Inclusive of 251,082 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

(2)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our expected to vest calculation unless necessary for a performance condition award, respectively.

Total current income tax benefits associated with the exercise or settlement of TripAdvisor stock-based awards held by our employees were $1 million and $17 million for the three and nine months ended September 30, 2017, respectively. Total current income tax benefits associated with the exercise or settlement of TripAdvisor stock-based awards held by our employees was $2 million and $18 million for the three and nine months ended September 30, 2016.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at September 30, 2017 related to our non-vested stock options and RSU awards is presented below:

	Stock
	Options	RSUs
Unrecognized compensation expense	$49	$229
Weighted average period remaining (in years)	2.4	3.0

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$25	$55	$65	$119
Denominator:
Weighted average shares used to compute Basic EPS	138,779	145,678	140,961	145,618
Weighted average effect of dilutive securities:
Stock options	193	1,135	312	1,229
RSUs	416	404	408	314
Weighted average shares used to compute Diluted EPS	139,388	147,217	141,681	147,161
Basic EPS	$0.18	$0.38	$0.46	$0.82
Diluted EPS	$0.18	$0.37	$0.46	$0.81

The following potential common shares related to stock options and RSUs were excluded from the calculation of Diluted EPS (in thousands) because their effect would have been anti-dilutive for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2017(1)	2016(2)	2017(1)	2016(2)
Stock options	4,643	3,065	4,626	2,997
RSUs	1,756	691	1,940	753
Total	6,399	3,756	6,566	3,750
(1)

These totals do not include 125,000 performance based options representing the right to acquire the equivalent number of shares of potential common stock for which all targets required to trigger vesting had not been achieved; therefore such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

(2)

These totals do not include 125,000 performance based options and 12,799 performance based RSUs representing 137,799 shares of potential common stock for which all targets required to trigger vesting had not been achieved; therefore such awards were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 5: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by fair value hierarchy and significant investment category recorded as cash and cash equivalents or short and long-term marketable securities as of the dates presented (in millions):

	September 30, 2017
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$747	$-	$-	$747	$747	$-	$-
Level 1:
Money market funds	2	-	-	2	2	-	-
Level 2:
U.S. agency securities	4	-	-	4	1	2	1
U.S. treasury securities	1	-	-	1	-	1	-
Certificates of deposit	2	-	-	2	-	1	1
Corporate debt securities	13	-	-	13	-	9	4
Subtotal	20	-	-	20	1	13	6
Total	$769	$-	$-	$769	$750	$13	$6

	December 31, 2016
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$595	$-	$-	$595	$595	$-	$-
Level 1:
Money market funds	17	-	-	17	17	-	-
Level 2:
U.S. agency securities	23	-	-	23	-	21	2
U.S. treasury securities	8	-	-	8	-	8	-
Certificates of deposit	16	-	-	16	-	15	1
Commercial paper	5	-	-	5	-	5	-
Corporate debt securities	82	-	-	82	-	69	13
Subtotal	134	-	-	134	-	118	16
Total	$746	$-	$-	$746	$612	$118	$16

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at September 30, 2017 and December 31, 2016, respectively.

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels:

Level 1—Valuations are based on quoted market prices for identical assets and liabilities in active markets.

Level 2—Valuations are based on observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

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

There were no material realized gains or losses related to sales of our marketable securities for the three and nine months ended September 30, 2017 and 2016. Realized gains and losses on the sale of securities were determined by specific identification of each security’s cost basis. We consider any individual investments in an unrealized loss position to be temporary in nature and do not consider any of our investments other-than-temporarily impaired as of September 30, 2017.

Derivative Financial Instruments

In certain circumstances, we enter into foreign currency forward exchange contracts, or forward contracts, to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. We do not use derivatives for trading or speculative purposes.

Our forward contracts, which have been entered into during both the three and nine months ended September 30, 2017 have not been designated as hedges and had current maturities of less than 90 days. Consequently, any gain or loss resulting from the change in fair value has been recognized in our unaudited condensed consolidated statement of operations, which were not material for both the three and nine months ended September 30, 2017. The net gain or loss related to our forward contracts for the three months ended September 30, 2016 was not material and we recorded a net gain of $1 million for the nine months ended September 30, 2016 related to our settled and outstanding forward contracts in “Interest income and other, net” on our unaudited condensed consolidated statements of operations.

The following table shows the notional principal amounts of our outstanding derivative instruments that are not designated as hedging instruments as of the dates presented:

	September 30, 2017	December 31, 2016
	(in millions)
Foreign exchange-forward contracts (1), (2)	$-	$6
(1)

Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. Dollar. The Company had no outstanding derivative contracts as of September 30, 2017 and two outstanding derivative contracts as of December 31, 2016.

(2)

The fair value of our derivatives was not material as of December 31, 2016. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets.

The Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 3 at September 30, 2017 and December 31, 2016.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include accounts receivable, accounts payable, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our unaudited condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. The carrying value of the long-term debt from our 2015 Credit Facility bears interest at a variable rate and therefore is also considered to approximate fair value.

We also hold investments in equity securities of privately-held companies with carrying values of $12 million and $14 million at September 30, 2017 and December 31, 2016, respectively. These investments are accounted for under the cost method and included in "Other long-term assets" in the Company's unaudited condensed consolidated balance sheet. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments. The Company evaluates its investments on a quarterly basis to determine if any indicators of other-than-temporary impairment exist. The Company recognized a loss of $2 million related to an investment in one of these privately-held companies during the three months ended September 30, 2017 in “Interest income and other, net” on our unaudited condensed consolidated statements of operations.

NOTE 6: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

	September 30,	December 31,
	2017	2016
	(in millions)
Short-Term Debt:
Chinese Credit Facilities	$7	$7
2016 Credit Facility	-	73
Total Short-Term Debt	$7	$80

Long-Term Debt:
2015 Credit Facility	$265	$91
Total Long-Term Debt	$265	$91

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

During the nine months ended September 30, 2017, the Company borrowed an additional $415 million and repaid $241 million of our outstanding borrowings under the 2015 Credit Facility. These net borrowings during the year were primarily used to repurchase shares of our outstanding common stock under the Company’s repurchase program, which is described in “Note 9: Stockholders Equity”. As of September 30, 2017, based on the Company’s leverage ratio, our borrowings bear interest at LIBO rate; plus an applicable margin of 1.25%, or the Eurocurrency Spread. The Company is currently borrowing under a one-month interest rate period or a weighted average rate of 2.50% per annum as of September 30, 2017, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period. We are also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of September 30, 2017, our unused revolver capacity is subject to a commitment fee of 0.15%, given the Company’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of September 30, 2017, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. We recorded total interest expense and commitment fees on our 2015 Credit Facility of $2 million and $4 million for the three and nine months ended September 30, 2017, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2016, respectively, to “Interest expense” on our unaudited condensed consolidated statements of operations. All unpaid interest and commitment fee amounts as of September 30, 2017 and December 31, 2016, respectively, were not material.

In connection with the First Amendment, we incurred additional lender fees and debt financing costs totaling $2 million, which were capitalized as deferred financing costs and recorded to “Other long-term assets” on the unaudited condensed consolidated balance sheet. As of September 30, 2017, the Company has $3 million remaining in deferred financing costs in connection with the 2015 Credit Facility. These costs will be amortized over the remaining term using the effective interest rate method and recorded to “Interest expense” on our unaudited condensed consolidated statements of operations. The resulting write down of previous deferred financing costs as a result of the First Amendment was not material.

There is no specific repayment date prior to the maturity date for borrowings under this credit agreement. We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of the Company have agreed to guarantee the Company’s obligations under the 2015 Credit Facility. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. Additionally, the 2015 Credit Facility includes a subjective acceleration clause, which could be triggered by the lenders if a representation, warranty or statement made by the Company proves to be incorrect in any material respect, which in turn would permit the lenders to accelerate repayment of any outstanding obligations. The Company believes that the likelihood of the lender exercising this right is remote and, as such, we classify borrowings under this facility as long-term debt. As of September 30, 2017, we were in compliance with all of our debt covenants.

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

The Company repaid all outstanding borrowings during the first three months of 2017 and, as of September 30, 2017, we had no outstanding borrowings under the 2016 Credit Facility. During the three and nine months ended September 30, 2017, total interest recorded with respect to our 2016 Credit Facility to “Interest expense” on our unaudited condensed consolidated statements of operations was not material.

Chinese Credit Facilities

In addition to our borrowings under the 2015 Credit Facility and 2016 Credit Facility, we maintain two credit facilities in China (jointly, the “Chinese Credit Facilities”).

We are parties to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Borrowings under our Chinese Credit Facility—BOA generally bear interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with the market condition at the time of borrowing. As of September 30, 2017, there were no outstanding borrowings under our Chinese Credit Facility—BOA.

We are also parties to a RMB 70,000,000 (approximately $10 million), one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). Borrowings under our Chinese Credit Facility—JPM generally bear interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with the market condition at the time of borrowing. As of September 30, 2017 and December 31, 2016, respectively, we had $7 million of outstanding borrowings from the Chinese Credit Facility – JPM at a weighted average rate of 4.35%.

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

Our effective tax rate for the three and nine months ended September 30, 2017 was 34.2% and 39.3%, respectively. Our effective tax rate for the three and nine months ended September 30, 2016 was 12.7% and 18.5%, respectively. For both the three and nine months ended September 30, 2017, the effective tax rate is greater than the federal statutory rate primarily due to valuation allowances on losses in jurisdictions outside the United States, recognition of stock compensation shortfalls, and a change in the relative mix of pretax income among jurisdictions. These same drivers also resulted in an increase in the effective tax rate for the three and nine months ended September 30, 2017, when compared to same periods in 2016.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of September 30, 2017, accrued interest was $8 million, net of federal and state benefit, and no penalties have been accrued.

By virtue of previously filed consolidated income tax returns filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and 2011 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the 2012 and 2013 tax years and under an employment tax audit by the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of September 30, 2017, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

In January 2017, we received Notices of Proposed Adjustment from the IRS for the 2009 and 2010 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range totaling $10 million to $14 million for those specific years, after consideration of competent authority relief, exclusive of interest and penalties. During the quarter ended June 30, 2017, we filed a request for Mutual Agreement Procedure consideration under Article 26 of the United States / United Kingdom Income Tax Convention and Rev. Proc. 2015-40, 2015-35 I.R.B. 236. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. As such, we disagree with the proposed adjustments and intend to defend our position through applicable administrative and, if necessary, judicial remedies. In addition to the risk of additional tax for 2009 and 2010 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we could be subject to significant additional tax liabilities.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. The Company recorded an income tax benefit, based on the Court’s acceptance of Altera’s position, of $3 million and $5 million during the three and nine months ended September 30, 2016, respectively, and an additional income tax benefit of $2 million and $5 million during the three and nine months ended September 30, 2017, respectively. The Company will continue to monitor this matter and related potential impacts to its consolidated financial statements.

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

Income Taxes

As described above, we are also under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax matters. We have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities. Although we believe our tax estimates are reasonable, the final determination of audits could be materially different from our historical income tax provisions and accruals. The results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period for which that determination is made.

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

NOTE 9: STOCKHOLDERS’ EQUITY

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

NOTE 10: RELATED PARTY TRANSACTIONS

We consider Liberty TripAdvisor Holdings, Inc. (“LTRIP”) a related party. As of September 30, 2017, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which shares constitute 14.4% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.3% of the outstanding common stock. Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.5% of our voting power.

We had no related party transactions with LTRIP during the nine months ended September 30, 2017 and 2016.

NOTE 11: SEGMENT INFORMATION

Our reporting structure includes two reportable segments: Hotel and Non-Hotel.

Hotel

Our Hotel segment includes revenue generated from the following sources:

•

TripAdvisor-branded Click-based and Transaction Revenue. Our largest source of Hotel segment revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our partners’ sites. Our click-based advertising partners are predominantly online travel agencies, or OTAs, and direct suppliers in the hotel product category. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from advertisers determined by the number of users who click on a link multiplied by the price that partner is willing to pay for that click, or hotel shopper lead. CPC rates are determined in a dynamic, competitive auction process, or metasearch auction, that enables our partners to use our proprietary, automated bidding system to submit CPC bids to have their hotel rates and availability listed on our site. Transaction revenue is generated from our instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission to TripAdvisor for a user that completes a hotel reservation on our website.

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

•

Other Hotel Revenue. Our other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as bookingbuddy.com, cruisecritic.com, and onetime.com, which includes click-based advertising revenue, display-based advertising revenue, hotel room reservations sold through the websites, and advertising revenue from making cruise reservations available for price comparison and booking.

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

Restaurants. We provide information and services for users to research and book restaurants in popular travel destinations through our dedicated restaurant reservations business, TheFork, as well as on our TripAdvisor website and applications. TheFork is an online restaurant booking platform operating on a number of sites (including www.lafourchette.com, www.eltenedor.com, www.iens.nl and www.dimmi.com.au), with a network of restaurant partners primarily across Europe and Australia. We generate revenue by charging our restaurant partners a fee for each restaurant guest, or seated diner, that we facilitate through our online reservation systems. TheFork also provides flexible online booking and a premium data and analytics tool, for which the restaurant owner pays a subscription fee. TheFork’s bookable inventory is also available on TripAdvisor-branded websites and mobile applications.

Vacation Rentals. We provide information and services for users to research and book vacation and short-term rental properties, including full home rentals, condominiums, villas, beach rentals, cabins and cottages. The Vacation Rentals business generates revenue primarily by offering individual property owners and property managers the ability to list their properties on our websites and mobile applications through a free-to-list, commission-based option and, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on a number of websites, including www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, as well as on our TripAdvisor-branded websites.

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

The following tables present our segment information for the three and nine months ended September 30, 2017 and 2016, and include a reconciliation of Adjusted EBITDA to Net Income. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our chief operating decision maker does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our chief operating decision maker. Intersegment revenue is not material and, in addition, already eliminated in the information by segment provided to our chief operating decision maker. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments. Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Three months ended September 30, 2017
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$312	$127	$-	$439
Adjusted EBITDA (1)	51	44	-	95
Depreciation			(19)	(19)
Amortization of intangible assets			(8)	(8)
Stock-based compensation			(26)	(26)
Operating income (loss)				42
Other expense, net				(4)
Income before income taxes				38
Provision for income taxes				(13)
Net income				$25

	Three months ended September 30, 2016
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$320	$101	$-	$421
Adjusted EBITDA (2)	99	15	-	114
Depreciation			(18)	(18)
Amortization of intangible assets			(8)	(8)
Stock-based compensation			(22)	(22)
Operating income (loss)				66
Other expense, net				(3)
Income before income taxes				63
Provision for income taxes				(8)
Net income				$55

	Nine months ended September 30, 2017
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$952	$283	$-	$1,235
Adjusted EBITDA (1)	223	46	-	269
Depreciation			(57)	(57)
Amortization of intangible assets			(25)	(25)
Stock-based compensation			(72)	(72)
Operating income (loss)				115
Other expense, net				(8)
Income before income taxes				107
Provision for income taxes				(42)
Net income				$65

	Nine months ended September 30, 2016
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$939	$225	$-	$1,164
Adjusted EBITDA (2)	309	(15)	-	294
Depreciation			(51)	(51)
Amortization of intangible assets			(23)	(23)
Stock-based compensation			(64)	(64)
Operating income (loss)				156
Other expense, net				(10)
Income before income taxes				146
Provision for income taxes				(27)
Net income				$119

(1) (2)

Includes allocated general and administrative expenses in our Hotel segment of $22 million and $60 million for the three and nine months ended September 30, 2017, respectively, and in our Non-Hotel segment of $11 million and $30 million for the same periods.

Includes allocated general and administrative expenses in our Hotel segment of $21 million and $63 million for the three and nine months ended September 30, 2016, respectively, and in our Non-Hotel segment of $10 million and $28 million for the same periods.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2017, Part II, Item 1A, “Risk Factors.” Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. TripAdvisor, our flagship brand, is the world’s largest travel site, and its mission is to help people around the world plan, book and experience the perfect trip. We accomplish this by, among other things, aggregating millions of members’ reviews and opinions about destinations, accommodations, activities and attractions, and restaurants worldwide, thereby creating the foundation for a unique platform that enables users to research and plan their travel experiences. Our platform also enables users to compare real-time pricing and availability for these experiences as well as to book hotels, flights, cruises, vacation rentals, tours, activities and attractions, and restaurants, either on a TripAdvisor site or mobile app, or on the site or app of one of our travel partner sites.

Our TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide. Our TripAdvisor-branded websites reached 455 million average monthly unique visitors during the quarter ended September 30, 2017, according to our internal log files. We currently feature over 570 million reviews and opinions on 7.3 million places to stay, places to eat and things to do – including 1.2 million hotels and accommodations and 780,000 vacation rentals, 4.4 million restaurants and 875,000 activities and attractions worldwide. In addition to the flagship TripAdvisor brand, we now manage and operate the following 20 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry: www.airfarewatchdog.com, www.bookingbuddy.com, www.citymaps.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, and www.dimmi.com.au), www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.jetsetter.com,  www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.vacationhomerentals.com, and www.viator.com.

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

Executive Summary and Trends

As the largest online travel platform, we believe we are an attractive marketing channel for advertisers—including hotel chains, independent hoteliers, online travel agencies, or OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers— who seek to sell their products and services to our large user base. We offer users the ability to do real-time price comparison through our metasearch product, as well as the ability to book hotels, flights, cruises, vacation rentals, tours, activities and attractions, and restaurants either directly on our website or mobile app through our instant booking product or on one of our travel partner sites. The key drivers of our financial results are described below, including a summary of our growth strategy, current trends affecting our business, and our segment information.

Our Growth Strategy

We leverage significant investments in technology, operations, brand-building, and relationships with advertisers and other partners to expand our business and enhance our global competitive position. We continue to focus on the following areas to grow our business:

•

Delivering a Great User Experience. Over the past few years, we have made significant product enhancements aimed at delivering an end-to-end user experience – from discovery, to researching, price shopping and booking – on the TripAdvisor platform. These enhancements include introducing hotel price comparison tools in 2013, enabling users to book accommodations on our platforms as well as expanding our product offerings to include attractions and restaurants.  More recently, we launched a newly redesigned website that offers a simplified, more engaging shopping experience on TripAdvisor. Over time, we believe that a continued focus on delivering more robust products to our users will result in more repeat usage on our platform, higher conversion to transactions for our partners and greater monetization for our business. Our innovative “Speed Wins” culture supports quickly identifying what users want as they conduct their travel research and booking and bringing product enhancements to our users quickly. This includes growing high-quality content, offering best room price availability on hotel listings, building a large marketplace of bookable supply for in-destination activities, and providing users timely email and mobile push notifications, helping them to find and book great travel options at the lowest prices.

•

Increasing High-Quality Traffic to Our Platform. TripAdvisor is a globally-recognized travel brand and, with 455 million average monthly unique visitors, according to our internal log files, this represents the largest online audience of any travel brand. We seek to amplify our global brand and products through various online and offline marketing channels in order to increase the number of users who navigate to our site either directly, also known as domain direct traffic, or from other marketing channels. We utilize a number of offline advertising channels, including permanent branding campaigns such as TripAdvisor branded campaigns (awards, certificates, stickers and badges, for example) and television advertising. We also leverage a number of online advertising channels, including: customer relationship management, or CRM; email campaigns; social networks; search engine marketing, or SEM, which promotes our websites by increasing their visibility in search engine results through paid placements, contextual advertising and paid inclusions; and retargeting, which targets consumers based on their search behavior. In addition, for sources of user traffic, we also rely on search engine optimization, or SEO, which promotes websites with relevant and current content that rank well in “organic,” or unpaid search engine results, as well as referrals from partners whose sites contain links to TripAdvisor content. In order to continue growing unique visitors to our websites and enhancing the quality of those visits, we intend to continue to invest in, some or all of, the aforementioned channels, as well as any new channels that we may identify in the future.

•

Enhancing Our Mobile Phone Offerings. Innovating and improving our mobile phone products are key priorities since mobile phone devices continue to proliferate and consumers increasingly conduct more internet searches and commerce on these devices. During the quarter ended September 30, 2017, over half of our average monthly unique visitors came from mobile phone, growing 30% year-over-year, according to our internal log files. We anticipate that the growth rate in mobile phone monthly unique visitors will continue to exceed the growth rate of our overall monthly unique visitors, resulting in an increased proportion of users continuing to use their mobile phone devices to access the full range of services available on our websites and applications. We are investing significant resources to improve the features, functionality, engagement, and commercialization of our travel products on our mobile websites and applications.

•

Growing Our Attractions, Restaurants and Vacation Rentals Businesses. A significant percentage of our 455 million average monthly unique users visit our websites to review content related to the 875,000 activities and attractions, 4.4 million restaurants, and 780,000 vacation rentals on our platform, and we believe that continuing to grow the number of listings and bookable products, especially in our in-destination Attractions and Restaurants businesses, will enable TripAdvisor to capitalize on a unique opportunity to delight users in more moments during more trips. We believe continuing to invest in improving the product experience, especially on mobile phone, enhancing our supply network and growing demand via online marketing channels will generate increased user demand, repeat usage, increased travel bookings and more revenue on our platform.

Current Trends in Our Business

Hotel Segment

During 2017, we have continued to improve our hotel shopping experience, which included the launch of a redesigned TripAdvisor website and mobile applications. In addition to making the site cleaner and faster over the past year, another core product focus for us has been to make it easier for our users to find the lowest hotel prices on TripAdvisor. We have and will continue to seek new ways to provide a better end-to-end hotel shopping experience, by improving room-level content, optimizing the room selection process and helping users book with our hotelier and OTA partners. On the supply side, we continue to on-board more partners that have unique brand, supply or room pricing to provide consumers a more comprehensive selection of accommodations in an effort to achieve higher repeat usage and conversion of hotel shoppers to bookings and higher cost-per-click rates on our platform.

  The market to help users find and book hotels online is large and growing. It also remains highly competitive. We compete with other travel companies and search engines for hotel shoppers, or the users we try to bring to view TripAdvisor hotel pages. Over time, increased competition has caused hotel shoppers visiting our websites and applications from paid online marketing channels, such as SEM, to grow faster than traffic from unpaid online marketing channels, such as SEO. Hotel shoppers from unpaid online marketing channels, such as users that navigate directly to our homepage or applications through branded search queries on search engines, are of the highest value to our business. Following the launch of our new hotel shopping experience, we launched a brand advertising campaign, or television campaign, in June 2017 aimed at increasing usage of TripAdvisor as a place to find and book the best hotels at the lowest prices. We also continue to leverage a number of other marketing channels, both paid and unpaid, to achieve this objective, including online efforts such as social media and CRM, as well as offline efforts such as TripAdvisor-branded advertising campaigns. We will continue to optimize our mix of marketing investments based on the relative growth opportunity, the expected returns and the competitive environment in which we operate. We believe optimizing our marketing mix to include brand advertising will help TripAdvisor establish a more durable, long-lasting direct relationship with users shopping for hotels, with a greater financial return than we would be able to achieve from online paid marketing. However, this marketing strategy comes with a near-term trade-off, as online paid marketing may better enable us to generate a short-term hotel shopper and click-based and transaction revenue, whereas we expect our television advertising campaign to generate such returns over a longer timeframe. Over time, we believe that, as more users visit TripAdvisor to compare hotel prices before they book, we will be able to drive revenue, marketing efficiency and profit growth.

A key objective is to grow the number of hotel shoppers on our platform. In the third quarter of 2017, our average monthly unique hotel shoppers increased 7%, when compared to the same period in 2016, according to our internal log files. The increase is primarily due to the success in our paid online marketing strategy, as well as the general trend of an increasing number of hotel shoppers visiting our websites and apps on mobile phones, partially offset by marketing spend tradeoffs resulting from increased brand advertising investment in our television campaign, as discussed above.

During the third quarter of 2017, hotel shoppers that visited our websites and apps on mobile phones continued to grow significantly faster than traffic from desktop and tablet devices. Mobile phones currently generate significantly lower revenue per hotel shopper compared to desktop and tablet devices. We believe that this monetization difference is due to a number of factors, including the reduced ability to achieve marketing attribution on the mobile phone for facilitating traffic to partner websites and applications; our limited advertising opportunities on smaller screen devices; our historic positioning as a place to read reviews; and general consumer purchasing patterns on mobile phones resulting in lower booking intent, lower conversion to a booking, lower cost-per-click, and lower average gross booking value. As a result, the growth in hotel shoppers on mobile phones has remained a headwind against our revenue per hotel shopper and our TripAdvisor-branded click-based and transaction revenue. In addition, the general trend of increasing traffic to our websites and apps on mobile phones reduces our ability to grow TripAdvisor-branded display-based advertising revenue, as we believe prioritizing and preserving a cleaner user experience over increasing advertising units on smaller screen devices is the most appropriate way to engage more users on our mobile phone products. We continue to align product and marketing in mobile and invest in product development in order to improve the mobile user experience as well as to improve mobile phone traffic acquisition to increase our user base. We believe that, over the long-term, these efforts will result in increased usage and engagement, conversion of hotel shoppers to bookings for our hotel advertising partners and higher monetization rates for us.

Non-Hotel Segment

Our ongoing product efforts to deliver an end-to-end user experience extend to our Non-Hotel segment, which includes our Attractions, Restaurants, and Vacation Rentals businesses. Our key growth strategies have been to grow users, improve our products and grow bookable supply. We continued to deliver on those objectives in the third quarter of 2017, as monthly unique users to these pages on our websites and applications continued to grow rapidly, we enhanced our product experience on all devices, and we grew the number of suppliers and bookable products on our platform. Notably, we have been able to increasingly leverage strong user growth on the TripAdvisor-branded platform to drive increased bookings, particularly in our Attractions business. Additionally, our Attractions and Restaurants businesses have both experienced increased engagement on mobile phones.

Continued successful execution of our key growth strategies and increased marketing and operating efficiencies primarily contributed to this segment’s revenue growth and profit growth in the third quarter of 2017, as compared to the same period in 2016. Our ongoing strategic objectives are to continue to enhance the user experience, drive increased user engagement and grow traffic, bookable products, and bookings in these businesses.

Segments

Refer to “Note 11: Segment Information” in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for financial information and additional descriptive information related to our segments.

Employees

As of September 30, 2017, we had 3,236 employees. Of these employees, 51% were based in the United States. We believe that we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, expenditures by travel advertisers to market to potential travelers and our financial performance, or revenue and profits, tend to be seasonal as well. As a result, our financial performance tends to be highest in the second and third quarters of a year, as it is a key period for leisure travel research and trip-taking, which includes the seasonal peak in traveler hotel and vacation rental stays, and tours and attractions taken, compared to the first and fourth quarters which represent seasonal low points. Further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

Results of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Revenue	$439	$421	4%	$1,235	$1,164	6%

Costs and expenses:
Cost of revenue	20	19	5%	56	55	2%
Selling and marketing	247	210	18%	683	584	17%
Technology and content	61	62	(2)%	184	185	(1)%
General and administrative	42	38	11%	115	110	5%
Depreciation	19	18	6%	57	51	12%
Amortization of intangible assets	8	8	0%	25	23	9%
Total costs and expenses:	397	355	12%	1,120	1,008	11%
Operating income	42	66	(36)%	115	156	(26)%
Other income (expense):
Interest expense	(4)	(3)	33%	(11)	(10)	10%
Interest income and other, net	-	-	0%	3	-	100%
Total other income (expense), net	(4)	(3)	33%	(8)	(10)	(20)%
Income before income taxes	38	63	(40)%	107	146	(27)%
Provision for income taxes	(13)	(8)	63%	(42)	(27)	56%
Net income	$25	$55	(55)%	$65	$119	(45)%

Other Financial Data:
Adjusted EBITDA (1)	$95	$114	(17)%	$269	$294	(9)%

(1) See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Revenue by Segment:	(in millions)			(in millions)
Hotel	$312	$320	(3)%	$952	$939	1%
Non-Hotel	127	101	26%	283	225	26%
Total revenue	$439	$421	4%	$1,235	$1,164	6%
Adjusted EBITDA by Segment (1):
Hotel	$51	$99	(48)%	$223	$309	(28)%
Non-Hotel	44	15	193%	46	(15)	407%
Total Adjusted EBITDA	$95	$114	(17)%	$269	$294	(9)%
Adjusted EBITDA Margin by Segment (2):
Hotel	16%	31%		23%	33%
Non-Hotel	35%	15%		16%	(7)%

(1)

Included in Adjusted EBITDA is a general and administrative expense allocation for each segment, which is based on the segment’s percentage of our total personnel costs, excluding stock-based compensation. See “Note 11: Segment Information” in the notes to our unaudited condensed consolidated financial statements for more information.

(2)	We define “Adjusted EBITDA Margin by Segment”, as Adjusted EBITDA by segment divided by revenue by segment.

Hotel Segment

Our Hotel segment revenue decreased by $8 million during the three months ended September 30, 2017, when compared to the same period in 2016, primarily due to a decrease of $11 million in TripAdvisor-branded click-based and transaction revenue during the three months ended September 30, 2017, partially offset by an increase of $3 million in TripAdvisor-branded display-based advertising and subscription revenue, all of which are discussed below. Our Hotel segment revenue increased by $13 million during the nine months ended September 30, 2017, when compared to the same period in 2016, primarily due to an increase of $23 million in TripAdvisor-branded click-based and transaction revenue during the nine months ended September 30, 2017, which was primarily offset by a decrease of $11 million in other hotel revenue during the nine months ended September 30, 2017, all of which are discussed below.

Adjusted EBITDA and Adjusted EBITDA margin in our Hotel segment decreased by $48 million and decreased to 16%, during the three months ended September 30, 2017, respectively, when compared to the same period in 2016, primarily due to costs of our brand advertising campaign, or television campaign, which launched in June 2017. Adjusted EBITDA and Adjusted EBITDA margin in our Hotel segment decreased by $86 million and decreased to 23%, during the nine months ended September 30, 2017, respectively, when compared to the same period in 2016, primarily due to costs related to our television campaign, and also due to increased SEM and other online traffic acquisition costs during the first six months of 2017. During the three months ended September 30, 2017, our SEM and other online traffic costs were essentially flat, when compared to the same period in 2016, as we reduced our spending in online marketing channels and increased our spending in connection with our television campaign during the third quarter of 2017.

The following is a detailed table showing the revenue sources within our Hotel segment:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Hotel:
TripAdvisor-branded click-based and transaction	$195	$206	(5)%	$619	$596	4%
TripAdvisor-branded display-based advertising and subscription	76	73	4%	215	214	0%
Other hotel revenue	41	41	0%	118	129	(9)%
Total Hotel revenue	$312	$320	(3)%	$952	$939	1%

TripAdvisor-branded Click-based and Transaction Revenue

TripAdvisor-branded click-based and transaction revenue includes cost-per-click-based advertising revenue from our TripAdvisor-branded websites as well as transaction-based revenue from our hotel instant booking feature. For the three and nine months ended September 30, 2017, 63% and 65%, respectively, of our total Hotel segment revenue came from our TripAdvisor-branded click-based and transaction revenue. For the three and nine months ended September 30, 2016, 64% and 63%, respectively, of our total Hotel segment revenue was derived from our TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue during the three months ended September 30, 2017 decreased $11 million, when compared to the same period in 2016, primarily due to a decrease of 11% in revenue per hotel shopper, which was partially offset by an increase of 7% in average monthly unique hotel shoppers during the three months ended September 30, 2017, which is explained below. TripAdvisor-branded click-based and transaction revenue during the nine months ended September 30, 2017 increased $23 million, when compared to the same period in 2016, primarily due to an increase of 9% in average monthly unique hotel shoppers during the nine months ended September 30, 2017, which was partially offset by a decrease of 4% in revenue per hotel shopper, which is explained below.

Our largest source of Hotel segment revenue is click-based advertising revenue from our TripAdvisor-branded websites, which include links to our partners’ sites and contextually-relevant branded and related text links. Click-based advertising is generated primarily through our metasearch auction, a description of which follows. Our click-based advertising partners are predominantly OTAs and hoteliers. Click-based advertising is generally priced on a cost-per-click, or CPC, basis, with payments from advertisers based on the number of users who click on each type of link or, in other words, the conversion of a hotel shopper to a paid click. CPC is the price that a partner is willing to pay us for a hotel shopper lead and is determined in a competitive process that enables our partners to use our proprietary, automated bidding system to submit CPC bids to have their rates and availability listed on our site. When a partner submits a CPC bid, they are agreeing to pay the amount of that bid each time a user subsequently clicks on the link to the partner’s website. Bids can be submitted periodically – as often as daily– on a property-by-property basis. Primary factors used to determine the placement of partner links on our site include, but are not limited to, room night price, the size of the bid relative to other bids, and other variables. CPCs are generally lower in markets outside the U.S. market, and hotel shoppers visiting via mobile phones currently monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet.

Our Hotel segment transaction-based revenue is comprised of revenue from our hotel instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission to TripAdvisor for a user that completes a hotel reservation on our website. Instant booking revenue is currently recognized under two different models: the transaction model and the consumption model. Under the consumption model, which currently represents the majority of our instant booking revenue, commission revenue is not recorded until such time as the traveler completes their stay, at which time our consumption partner is liable to us for commission payment.  Under the transaction model commission revenue is recorded at the time a traveler books a hotel reservation on our site, as our transaction partner is liable for commission payments to us upon booking and the partner assumes the cancellation risk.  OTA and hotel partner placement, as well as comparative hotel prices available to the traveler in the booking process under both models, is determined by a bidding process within our proprietary automated bidding system, that takes into account a number of variables, primarily hotel room prices, but also including other factors, such as conversion rates and commission rates, depending on the specific hotel selected. Instant booking commissions are primarily a function of average gross booking value generated from hotel reservations, cancellation rates experienced, and commission rates negotiated with each of our partners.

The key drivers of TripAdvisor-branded click-based and transaction revenue include growth in average monthly unique hotel shoppers and revenue per hotel shopper growth, the latter of which measures how effectively we convert our hotel shoppers into revenue. We measure performance by calculating revenue per hotel shopper on an aggregate basis by dividing total TripAdvisor-branded click-based and transaction revenue by total average monthly unique hotel shoppers on TripAdvisor-branded websites for the periods presented.

While we believe that total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth, we also track and analyze sub-segments of our traffic and their correlation to revenue generation and utilize data regarding hotel shoppers as one of the key indicators of revenue growth. Hotel shoppers are visitors who view either a listing of hotels in a city or on a specific hotel page. The number of hotel shoppers tends to vary based on seasonality of the travel industry and general economic conditions, as well as other factors outside of our control. Given these factors, as well as the trend towards increased usage on mobile phones and international expansion, quarterly and annual hotel shopper growth is a difficult metric to forecast.

The below table summarizes our revenue per hotel shopper calculation and growth rate, in aggregate, for the periods presented (in millions, except calculated revenue per hotel shopper and percentages):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Revenue per hotel shopper:
TripAdvisor-branded click-based and transaction revenue	$195	$206	(5)%	$619	$596	4%
Divided by: Total average unique monthly hotel shoppers for the quarter	490	458	7%	1,398	1,286	9%
	$0.40	$0.45	(11)%	$0.44	$0.46	(4)%

Revenue per hotel shopper decreased 11% during the three months ended September 30, 2017, when compared to the same period in 2016, according to our internal log files. The decrease was driven primarily by lower CPCs received in our click-based metasearch auction, as we observed partners increase marketing efficiency on our channel during the third quarter of 2017 resulting in lower CPC bids in all geographic areas, as well as the general trend of a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones.

Revenue per hotel shopper decreased 4% during the nine months ended September 30, 2017, when compared to the same period in 2016, according to our internal log files. The decrease was driven primarily by the factors noted above, as well as by factors that primarily impacted us during the first six months of 2017, including dilution from product testing related to the second-quarter 2017 launch of our redesigned website and applications, foreign currency fluctuations and the timing of our instant booking feature rollout in certain non-U.S. markets during the first half of 2016, partially offset by strong growth in U.S. revenue per hotel shopper during the first six months of 2017.

Our aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites increased by 7% and 9% during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016, according to our internal log files. The increase in hotel shoppers for the three and nine months ended September 30, 2017 is primarily due to the success in our paid online marketing strategy, as well as the general trend of an increasing number of hotel shoppers visiting our websites and apps on mobile phones, partially offset by increased brand advertising spend related to our television campaign as part of our marketing mix, which we believe has a longer term return in comparison to online marketing spend.

TripAdvisor-branded Display-based Advertising and Subscription Revenue

For the three and nine months ended September 30, 2017, 24% and 23%, respectively, of our Hotel segment revenue came from our TripAdvisor-branded display-based advertising and subscription revenue, which primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue. For both the three and nine months ended September 30, 2016, 23% of our Hotel segment revenue was derived from our TripAdvisor-branded display-based advertising and subscription revenue.

Our TripAdvisor-branded display-based advertising and subscription revenue increased by $3 million or 4%, during the three months ended September 30, 2017, when compared to the same period in 2016. Display-based advertising revenue increased primarily due to an increase in impressions sold, partially offset by a slight decrease in pricing and the general trend of increasing traffic visiting our websites and apps on mobile phones. While we continue to focus on new product initiatives to drive growth, our subscription revenue was flat primarily as we work to enhance our product offering to hoteliers and increase our sales pipeline in this business, as well as hotel industry consolidation. Our TripAdvisor-branded display-based advertising and subscription revenue increased slightly by $1 million or 0%, during the nine months ended September 30, 2017, when compared to the same period in 2016.

Other Hotel Revenue

For the three and nine months ended September 30, 2017, 13% and 12%, respectively, of our Hotel segment revenue came from other hotel revenue. For the three and nine months ended September 30, 2016, 13% and 14%, respectively, of our Hotel segment revenue was derived from other hotel revenue. Our other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as bookingbuddy.com, cruisecritic.com, and onetime.com, including click-based advertising revenue, display-based advertising revenue and room reservations sold through these websites. Our other hotel revenue was flat and decreased by $11 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016, primarily due to increased focus on return on marketing spend from paid marketing channels within this revenue stream.

Non-Hotel Segment

Our Non-Hotel segment revenue increased by $26 million or 26%, and $58 million or 26% during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016, primarily driven by increased bookable supply, user demand, and increased bookings in our Attractions and Restaurants businesses.

Strong revenue growth in our Attractions business has been driven by the following factors: growth in bookings sourced by TripAdvisor, growth in bookable products, which leads to better consumer choice, as well as by growth in free and paid traffic sources. Another contributing factor is the improved shopping experience from the introduction of new features, such as attractions instant booking for mobile phone, which enables users to purchase tickets and tours seamlessly without leaving the mobile app. These factors are all contributing to more consumer choice and continued revenue growth as a result of increased bookings. Similarly, in our Restaurants business, continued strong revenue growth can be attributed to increased bookings in our most established markets, growth in mobile bookings, a continually improving user experience and an increase in bookable supply of restaurant listings during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016.

Non-Hotel segment Adjusted EBITDA increased $29 million and $61 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016. This increase was primarily due to increased revenue growth, for the reasons noted above, and increased efficiencies in paid online marketing channels and other operational efficiencies in our Attractions business, partially offset primarily by increased personnel and overhead costs to support growth in this segment for the three and nine months ended September 30, 2017.

Revenue by Geography

The following table presents our consolidated revenue by geographic region. Revenue by geography is based on the geographic location of our websites.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Revenue by geographic region:
United States	$245	$225	9%	$699	$627	11%
Europe	124	123	1%	331	329	1%
ROW	70	73	(4)%	205	208	(1)%
Total	$439	$421	4%	$1,235	$1,164	6%

(1)

In the first quarter of 2017, we reclassified Canada, Middle East, Africa, Asia-Pacific (“APAC”) and Latin America (“LATAM”) into rest of world (“ROW”) when presenting our revenue by geographic region. Prior period amounts were reclassified to conform to the current presentation. This change had no effect on our consolidated financial statements in any reporting period.

Our U.S. revenue increased $20 million or 9%, during the three months ended September 30, 2017, when compared to the same period in 2016. U. S. revenue represented 56% and 53% of total revenue during the three months ended September 30, 2017 and 2016, respectively. This increase in the U.S. was due primarily to growth in our Attractions business.  Revenue outside of the U.S., or non-U.S. revenue, decreased $2 million, or 1%, during the three months ended September 30, 2017, when compared to the same period in 2016. Non-U.S. revenue represented 44% and 47% of total revenue during the three months ended September 30, 2017 and 2016, respectively. The decline in our non-U.S. revenue, as a percentage of total revenue during this period was primarily due to growth in our Attractions business in the U.S and a higher growth rate in mobile phone hotel shoppers and a higher percentage of total hotel shoppers from mobile devices in non-U.S. markets during the period.

Our U.S. revenue increased $72 million or 11%, during the nine months ended September 30, 2017, when compared to the same period in 2016. U. S. revenue represented 57% and 54% of total revenue during the nine months ended September 30, 2017 and 2016, respectively. This increase was due to an increase in U.S. TripAdvisor-branded click-based and transaction revenue, driven by growth in U.S. revenue per hotel shopper during the nine months ended September 30, 2017, when compared to the same period in 2016, as well as growth in our Attractions business. Revenue outside of the U.S., or non-U.S. revenue, decreased $1 million or 0%, during the nine months ended September 30, 2017, when compared to the same period in 2016. Non-U.S. revenue represented 43% and 46% of total revenue during the nine months ended September 30, 2017 and 2016, respectively. The decline in our non-U.S. revenue, as a percentage of total revenue during these periods, was primarily driven by the factors noted above, as well as, foreign currency fluctuations and the timing of our instant booking feature rollout in certain non-U.S. markets during the first half of 2016.

Consolidated Expenses

Cost of Revenue

Cost of revenue consists of expenses that are directly related or closely correlated to revenue generation, including direct costs, such as ad serving fees, flight search fees, credit card fees and other transaction costs, and data center costs. In addition, cost of revenue includes personnel and overhead expenses, including salaries, benefits, stock-based compensation expense and bonuses for certain customer support personnel who are directly involved in revenue generation.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Direct costs	$15	$14	7%	$42	$40	5%
Personnel and overhead	5	5	0%	14	15	(7)%
Total cost of revenue	$20	$19	5%	$56	$55	2%
% of revenue	4.6%	4.5%		4.5%	4.7%

Cost of revenue increased $1 million during both the three and nine months ended September 30, 2017 when compared to the same periods in 2016, primarily due to increased direct costs from merchant credit card and transaction fees in our Non-Hotel segment, as a result of revenue growth.

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising, television and other offline advertising, and public relations. In addition, our sales and marketing expenses consist of indirect costs such as personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation expense and bonuses for sales, sales support, customer support and marketing employees.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Direct costs	$195	$159	23%	$526	$430	22%
Personnel and overhead	52	51	2%	157	154	2%
Total selling and marketing	$247	$210	18%	$683	$584	17%
% of revenue	56.3%	49.9%		55.3%	50.2%

Direct selling and marketing costs increased $36 million during the three months ended September 30, 2017, when compared to the same period in 2016, driven primarily by an increase of $42 million in costs incurred related to the launch of our television campaign in June of 2017, which is recorded in our Hotel segment, partially offset by a decrease in other advertising costs. SEM and other online traffic acquisition costs were essentially flat during the three months ended September 30, 2017, when compared to the same period in 2016, as we shifted marketing spend to our television campaign.

Direct selling and marketing costs increased $96 million during the nine months ended September 30, 2017, when compared to the same period in 2016, driven primarily by an increase of $58 million in costs incurred related to the launch of our television campaign in June of 2017, which is recorded in our Hotel segment, as well as an increase in SEM and other online traffic acquisition costs of $43 million, driven by our Hotel segment, partially offset by a decrease in other advertising costs.

Technology and Content

Technology and content expenses consist primarily of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our websites and mobile apps. Other costs include licensing, maintenance expense, computer supplies, telecom costs, content translation costs, and consulting costs.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Personnel and overhead	$55	$56	(2%)	$166	$161	3%
Other	6	6	0%	18	24	(25%)
Total technology and content	$61	$62	(2%)	$184	$185	(1%)
% of revenue	13.9%	14.7%		14.9%	15.9%

Technology and content costs decreased $1 million during both the three and nine months ended September 30, 2017, respectively, when compared to the same period in 2016.  Personnel and overhead costs decreased $1 million during the three months ended September 30, 2017, when compared to the same period in 2016, primarily due to a decrease in contingent staff costs, partially offset by an increase in personnel costs to support our mobile phone and website initiatives, as well as to support business growth. Personnel and overhead costs increased $5 million during the nine months ended September 30, 2017, when compared to the same period in 2016, primarily to support our mobile phone and website initiatives, as well as to support business growth, partially offset by a decrease in contingent staff costs. Other costs decreased by $6 million during the nine months ended September 30, 2017, when compared to the same period in 2016, primarily due to a decrease in content translation costs.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs, including personnel engaged in executive leadership, finance, legal, and human resources, as well as stock-based compensation expense for those same personnel. General and administrative costs also include professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense, non-income taxes, such as sales, use and other non-income related taxes, and charitable contributions.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(in millions)			(in millions)
Personnel and overhead	$29	$27	7%	$85	$77	10%
Professional service fees and other	13	11	18%	30	33	(9%)
Total general and administrative	$42	$38	11%	$115	$110	5%
% of revenue	9.6%	9.0%		9.3%	9.5%

General and administrative costs increased $4 million and $5 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016. Personnel and overhead costs increased $2 million and $8 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016, primarily related to an increase in stock-based compensation of $3 million and $6 million, respectively. Professional service fees and other increased $2 million during the three months ended September 30, 2017, when compared to the same period in 2016, primarily due to an increase in bad debt costs and non-income taxes, partially offset by a decrease in consulting costs.  Professional service fees and other decreased $3 million during the nine months ended September 30, 2017, when compared to the same period in 2016, primarily due to a decrease in consulting costs and non-income taxes, partially offset by an increase in bad debt costs.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, our corporate headquarters building and amortization of capitalized software and website development costs.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Depreciation	$19	$18	$57	$51
% of revenue	4.3%	4.3%	4.6%	4.4%

Depreciation expense increased $1 million and $6 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016, primarily due to increased amortization related to capitalized software and website development costs.

Amortization of Intangible Assets

Amortization consists of the amortization of purchased definite-lived intangibles.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Amortization of intangible assets	$8	$8	$25	$23
% of revenue	1.8%	1.9%	2.0%	2.0%

Amortization of intangible assets remained flat during the three months ended September 30, 2017, when compared to the same periods in 2016. Amortization of intangible assets increased $2 million during the nine months ended September 30, 2017, when compared to the same period in 2016, primarily due to incremental amortization from purchased indefinite lived intangibles related to our 2016 business acquisitions.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2015 Credit Facility, 2016 Credit Facility, and Chinese Credit Facilities, as well as interest on our financing obligation related to our corporate headquarters.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Interest expense	$(4)	$(3)	$(11)	$(10)

Interest expense increased $1 million during both the three and nine months ended September 30, 2017, when compared to the same periods in 2016, primarily due to an increase in interest incurred due to higher average outstanding borrowings and effective interest rates during the first nine months of 2017. Refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our 2015 Credit Facility, 2016 Credit Facility, and Chinese Credit Facilities.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned and amortization of discounts and premiums on our marketable securities, net foreign exchange gains and losses, and gains and losses on sales of our marketable securities and sale of businesses.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Interest income and other, net	$-	$-	$3	$-

Interest income and other, net remained flat and increased $3 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016, primarily due higher transaction gains of $2 million and $5 million, respectively, as a result of the fluctuation of foreign exchange rates, partially offset by a loss of $2 million related to one of our cost-method investments recognized during the three months ended September 30, 2017.

Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Provision for income taxes	$13	$8	$42	$27
Effective tax rate	34.2%	12.7%	39.3%	18.5%

For both the three and nine months ended September 30, 2017, respectively, the effective tax rate is greater than the federal statutory rate primarily due to valuation allowances on losses in jurisdictions outside the United States, recognition of stock compensation shortfalls, and a change in the relative mix of pretax income among jurisdictions. These same drivers also resulted in an increase in the effective tax rate for the three and nine months ended September 30, 2017, respectively, when compared to same periods in 2016.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Net income	$25	$55	$65	$119
Add: Provision for income taxes	13	8	42	27
Add: Other expense (income), net	4	3	8	10
Add: Stock-based compensation	26	22	72	64
Add: Amortization of intangible assets	8	8	25	23
Add: Depreciation	19	18	57	51
Adjusted EBITDA	$95	$114	$269	$294

Related Party Transactions

For information on our relationship with Liberty TripAdvisor Holdings, Inc., refer to “Note 10: Related Party Transactions” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. We had no related party transactions with LTRIP during the three and nine months ended September 30, 2017 and 2016, respectively.

Stock-Based Compensation

Refer to “Note 3: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 1,529,127 service-based stock options with a weighted average grant-date fair value per option of $17.16 and 4,241,561 service-based RSUs with a weighted average grant-date fair value of $42.65 during the nine months ended September 30, 2017.

Liquidity and Capital Resources

Our principal source of liquidity is cash flows generated from operations and cash, cash equivalents and marketable securities, although liquidity needs can also be met through drawdowns under our 2015 Credit Facility, 2016 Credit Facility, and Chinese Credit Facilities. As of September 30, 2017 and December 31, 2016, we had $769 million and $746 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of September 30, 2017, approximately $586 million of our cash, cash equivalents and short and long-term marketable securities are held by our subsidiaries outside the United States. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $866 million as of September 30, 2017. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. To date, we have permanently reinvested our foreign earnings outside of the United States and we currently do not intend to repatriate these earnings to fund U.S. operations. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. The majority of cash on hand is denominated in U.S. dollars.

During the nine months ended September 30, 2017, we borrowed an additional $415 million and repaid $241 million of outstanding borrowings under the 2015 Credit Facility. These net borrowings during the year were primarily used to repurchase shares of our outstanding common stock under the Company’s share repurchase program described below. As of September 30, 2017, we had outstanding borrowings of $265 million in long-term debt, within our U.S. subsidiaries, and approximately $932 million of borrowing capacity available under our 2015 Credit Facility, which we are currently borrowing under a one-month interest period, which will reset periodically. The weighted average rate of our outstanding borrowings under the 2015 Credit Facility as of September 30, 2017 was 2.5% per annum. As of September 30, 2017, we were in compliance with the covenants in our 2015 Credit Facility. In addition, we had $73 million of additional borrowing capacity available under our 2016 Credit Facility. The Company repaid all outstanding borrowings under the 2016 Credit Facility during the three months ended March 31, 2017. Finally, as of September 30, 2017, we had short-term borrowings of $7 million and approximately $33 million of available borrowing capacity under our Chinese Credit Facilities, which currently bear interest at a weighted average rate of 4.35%. For further discussion on our credit facilities refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In our Vacation Rentals free-to-list model and our Attractions business, we receive cash from travelers at the time of booking and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the suppliers, or the vacation rental owners and tour providers, respectively, after the travelers’ use. Therefore, we receive cash from the traveler prior to paying the supplier and this operating cycle represents a working capital source or use of cash to us. Seasonal fluctuations in these transactions affect the timing of our annual cash flows related to working capital. During the first half of the year vacation rentals and attractions bookings typically exceed stays and tour-taking, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. While we expect the impact of seasonal fluctuations to continue, further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

Our cash flows from/(used in) in operating, investing and financing activities during the periods presented, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
	2017	2016
	(in millions)
Net cash provided by (used in):
Operating activities	$220	$276
Investing activities	64	(140)
Financing activities	(163)	(133)

For the nine months ended September 30, 2017, net cash provided by operating activities decreased by $56 million or 20% when compared to the same period in 2016, primarily due to a decrease in net income of $54 million and a net decrease in working capital of $22 million, partially offset by an increase in non-cash items affecting cash flow of $20 million. The decrease in working capital movements of $22 million was primarily due to timing of collection of receivables, income tax payments, and vendor payments, partially offset by an increase in operating cash flow from deferred merchant payables primarily due to growth in our Attractions business.

For the nine months ended September 30, 2017, net cash provided by investing activities increased by $204 million when compared to the same period in 2016, primarily due to a net increase in cash generated by the purchase, sales, and maturities of our marketable securities of $175 million, a decrease in cash paid for business acquisitions of $23 million and a decrease in capital expenditures of $7 million.

For the nine months ended September 30, 2017, net cash used in financing activities increased by $30 million when compared to the same period in 2016, primarily due to an increase of $229 million in cash used in 2017 to purchase shares of our common stock under the authorized share repurchase program, net new borrowings on our 2016 Credit Facility of $73 million in 2016 which was subsequently repaid in 2017, partially offset by an increase in net borrowings under our 2015 Credit Facility of $352 million for the first nine months of 2017, when compared to the same period in 2016.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Since December 31, 2016, there have been no material changes outside the normal course of business to our contractual obligations and commercial commitments. As of September 30, 2017, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our contractual obligations and commercial commitments.

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

By virtue of previously filed consolidated income tax returns filed with Expedia, we are currently under an IRS audit for the 2009, 2010, and 2011 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the 2012 and 2013 tax years and under an employment tax audit by the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of September 30, 2017, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

In January 2017, we received Notices of Proposed Adjustment from the IRS for the 2009 and 2010 tax years.  These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range totaling $10 million to $14 million for those specific years, after consideration of competent authority relief, exclusive of interest and penalties. During the quarter ended June 30, 2017, we filed a request for Mutual Agreement Procedure consideration under Article 26 of the United States / United Kingdom Income Tax Convention and Rev. Proc. 2015-40, 2015-35 I.R.B. 236. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. As such, we disagree with the proposed adjustments and intend to defend our position through applicable administrative and, if necessary, judicial remedies. In addition to the risk of additional tax for 2009 and 2010 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we could be subject to significant additional tax liabilities.

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

There has been no material change in our market risk profile during the nine months ended September 30, 2017. For additional information, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our long term success depends on our continued ability to maintain and increase the overall number of visitors flowing through our platforms in a cost effective manner, to engage users throughout the travel planning and booking phases and to attract consumers who will share their reviews from their trips. The primary asset that we use to attract visitors to our websites and convert these visitors into engaged users and bookers is our ability to collect or create, organize and distribute high-quality, commercially valuable content and products that meet users’ specific interests. Our traffic and user engagement could be adversely affected by a number of factors, including but not limited to increased competition, reduced consumer awareness of our brands, declines or inefficiencies in traffic acquisition, and macroeconomic conditions. Certain of our competitors have advertising campaigns expressly designed to drive consumer traffic directly to their websites, and these campaigns may negatively impact traffic to our site. There can be no assurances that we will continue to provide content and products in a cost-effective manner, in a manner that meets rapidly changing consumer demand and in a manner that encourages users to book on our platform. Any failure to obtain and manage content and products in a cost-effective manner that will engage users, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to our websites and negatively impact our business and financial performance.

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

The markets for the services we offer are intensely competitive, and some of our current and potential competitors have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses to enable them to compete more effectively with us. In an effort to be more competitive, we engage in marketing efforts aimed at increasing awareness of our ability to find our users the right hotels at the lowest prices. Specifically, we initiated a television advertising campaign and reallocated some of our marketing efforts and dollars among the different marketing channels available to us. We expect to continue our television advertising campaign and to adjust our marketing efforts and spend among the different marketing channels, in each case as we think appropriate based on the relative growth opportunity, the expected returns and the competitive environment in the different segments and businesses in which we operate. There is no assurance that these actions will have a positive impact on our marketing efficiencies and/or operating margins or when the financial benefit expected to results from these efforts will exceed the costs of such efforts.

Consumer adoption and use of mobile phone devices creates new challenges and, if we are unable to operate effectively on mobile phone devices, our business may be adversely affected.

The number of people who access the internet through mobile phones has increased substantially in the last few years and we anticipate that the rate of use of these devices will continue to grow. The mobile phone market in general remains a rapidly evolving market and mobile phones continue to monetize at a significantly lower rate than desktops and tablets. Advertising opportunities may be more limited on mobile phone devices. Given the device sizes and technical limitations of these devices, mobile phone consumers may not be willing to download multiple apps from multiple companies providing similar service and instead prefer to use one or a limited number of apps for their hotel, restaurant and attractions activity. In addition, as new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize.

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

On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (“Brexit”). Since the referendum, global markets and foreign currency exchange rates have experienced increased volatility. To leave the European Union, the United Kingdom must negotiate the terms of its exit and the process could take two years or more. Brexit could adversely affect European and global economic or market conditions and could contribute to instability in global financial markets, although the effects of Brexit are not yet known and will depend upon, among other things, the terms, nature and timing of the exit.  Any of these effects of Brexit, and others we cannot anticipate, may have a negative effect on the travel industry and may adversely affect our business.

We rely on the value of our brands and consumer trust in our brands. If we are not able to protect, maintain and enhance our brands, or if events occur that damage our reputation and brands, our business may be harmed.

We believe that the strength of our brands (particularly the TripAdvisor brand) has contributed significantly to our success and that maintaining and enhancing our brands is critical to expanding our base of users, creating content and attracting advertisers. As a result, we invest significantly in brand marketing. We expect these investments to continue, and even increase, as a result of a variety of factors, including relatively high levels of advertising spending from competitors, the increasing costs of supporting multiple brands, expansion into new geographies, product positioning where our brands are less well known, inflation in media pricing, and the continued emergence and relative traffic share growth of search engines as destination sites for travelers. Such efforts may not maintain or enhance consumer awareness of our brands and, even if we are successful in our branding efforts, such efforts may not be cost-effective or as efficient as they have been historically. If we are unable to maintain or enhance consumer awareness of our brands or to generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.

Our ability to protect, maintain and enhance our brands also depends largely on our ability to maintain consumer confidence in our products and in the quality and integrity of our content and other information found on our platform. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking and may not return to our platform as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product changes, competitive pressures, reviews and content, litigation or regulatory activity, could adversely affect our reputation with our users and our advertisers. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue, which could adversely affect our business and financial results.

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

Our success depends in part on continued innovation to provide features and services that make our platform compelling to travelers. Our competitors are continually developing innovations in online travel-related services and features. As a result, we are continually working to improve our business model and user experience in order to drive user traffic and conversion rates. We can give no assurances that the changes we make will yield the benefits we expect and will not have unintended or adverse impacts that we did not anticipate. If we are unable to continue offering innovative products and services and quality features that travelers want to use, existing users may become dissatisfied and use competitors’ offerings and we may be unable to attract additional users, which could adversely affect our business and financial performance.

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

We believe that certain metrics are key to our business, including but not limited to unique visitors, hotel shoppers, revenue per hotel shopper, and number of reviews and opinions. As the industry in which we operate and our business continues to evolve, so too might the metrics by which we evaluate our business. While the calculation of these metrics is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and have a number of limitations and, furthermore, our methodologies for tracking these metrics may change over time. For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some users may restrict our ability to accurately identify them across visits, some mobile applications automatically contact our servers for regular updates with no user action, and we are not always able to capture user information on all of our platforms. As such, the calculations of our unique visitors may not accurately reflect the number of people actually visiting our platforms. We continue to improve upon our tools and methodologies to capture data and believe that our current metrics are more accurate; however, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of our data. Also if the internal tools we use to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data we report may not be accurate. In addition, historically, certain metrics were calculated by independent third parties. Accordingly readers should not place undue reliance on these numbers.

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

We offer vacation rental services on our TripAdvisor-branded sites as well as through our U.S.-based FlipKey and Vacation Home Rentals and European-based Holiday Lettings and Niumba businesses. The vacation rental market has been and continues to be, subject to regulatory development that affects the vacation rental industry and the ability of companies like us to list those vacation rentals online. For example, some states and local jurisdictions have adopted or are considering statutes or ordinances that prohibit property owners and managers from renting certain properties for fewer than 30 consecutive days or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations. Some states and local jurisdictions also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term vacation rentals. Many of the fundamental statutes and ordinances that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could burden property owners and managers or otherwise harm our business. Operating in this dynamic regulatory environment requires significant management attention and financial resources. We cannot assure that our efforts will be successful, and the investment and additional resources required to manage growth will produce the desired levels of revenue or profitability.

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

Such claims, suits, government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, injunctions or damage awards and other factors. Determining reserves for our pending litigation or other legal proceedings is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices or other field action, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could adversely affect our business and results of operations.

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

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to the internet and online commerce, internet advertising, consumer protection, data security and privacy, travel and vacation rental licensing and listing requirements and tax. In some cases, these laws continue to evolve.

For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce that may relate to liability for information retrieved from or transmitted over the internet, online editorial and user-generated content, user privacy, data security, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services. In addition, enforcement authorities continue to rely on their authority under existing consumer protection laws to take action against companies relating to data privacy and security practices. The growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.

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

Potential security breaches to our systems, whether resulting from internal or external sources, could significantly harm our business. A party, whether internal or external, that is able to circumvent our security systems could misappropriate user information or proprietary information or cause significant interruptions in our operations. In the past, we have experienced “denial-of-service” type attacks on our systems that have made portions of our websites unavailable for short periods of time as well as allowed unauthorized access of our systems and data. We also face risks associated with security breaches affecting third parties conducting business over the internet. Much of our business is conducted with third party marketing affiliates or, more recently, through business partners powering our instant booking feature. In addition, we frequently use third parties to process credit card payments. A security breach at such third party could be perceived by consumers as a security breach of our systems and could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to users or other third parties, or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements that could harm our reputation and cause our customers and members to lose trust in us, which could have an adverse effect on our business, brand, market share and results of operations. We may need to expend significant resources to protect against security breaches or to investigate and address problems caused by breaches. Reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. Security breaches could also cause travelers and potential users to lose confidence in our security, which would have a negative effect on the value of our brand. Failure to adequately protect against attacks or intrusions, whether for our own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on financial performance.

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

We are currently party to a credit agreement with respect to a $1.2 billion revolving credit facility maturing in May 2022, or (as more fully discussed above) the “2015 Credit Facility.” This agreement includes restrictive covenants that may impact the way we manage our business and may limit our ability to secure significant additional financing in the future on favorable terms. Our ability to secure additional financing and satisfy our financial obligations outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments.

We have indebtedness which could adversely affect our business and financial condition.

We currently have outstanding $265 million in long-term debt. Risks relating to our indebtedness include:

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

Due to the global nature of our business, we are subject to income taxes in the United States and other foreign jurisdictions. In the event we incur net income in certain jurisdictions but incur losses in other jurisdictions, we generally cannot offset the income from one jurisdiction with the loss from another. This lack of flexibility increases our effective tax rate. Furthermore, significant judgment is required to calculate our worldwide provision for income taxes and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. In the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits that we intend to eventually derive could be undermined due to changing tax laws. In particular, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority, resulting in uncertainty not only with respect to the future corporate tax rate, but also the U.S. tax consequences of income derived from income related to intellectual property earned overseas in low tax jurisdictions. Certain changes to U.S. tax laws, including, but not limited to, limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings.

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

Liberty TripAdvisor Holdings, Inc., or LTRIP, effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of our common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires separate class votes), including but not limited to, corporate transactions such as mergers, business combinations or dispositions of assets, the authorization or issuance of new equity or debt securities and determinations with respect to our business direction and policies. Our Chairman Greg Maffei, and one of our Directors Albert Rosenthaler also serve as officers and directors of LTRIP. LTRIP may have interests that differ from those of our other stockholders and they may vote in a way with which our other stockholders may not agree or that may be adverse to other stockholders’ interests. LTRIP is not restricted from investing in other businesses involving or related to our business. Liberty’s control of us, as well as the existing provisions of our organizational documents and Delaware law, may discourage or prevent a change of control that might otherwise be beneficial, which may reduce the market price of our common stock.

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

For the nine months ended September 30, 2017, the average daily trading volume of our common stock on NASDAQ was approximately 2.9 million shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of the common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If LTRIP or some other stockholder sells substantial amounts of our common stock in the public market, or if there is a perception in the public market that LTRIP might sell shares of our common stock, the market price of our common stock could decrease significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2017, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

On January 25, 2017, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a new share repurchase program. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors to affect the share repurchase program in compliance with applicable legal requirements.

As of June 30, 2017, we had repurchased a total of 6,079,003 shares of outstanding common stock under the share repurchase program at an average share price of approximately $41.13, or $250 million in the aggregate, and have completed this share repurchase program authorized by our Board of Directors. We did not repurchase any of our shares of common stock during the three months ended September 30, 2017.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

         Not applicable.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1+	Executive Severance Plan and Summary Plan Description dated August 7, 2017		10-Q	001-35362	10.4	8/8/17
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

November 6, 2017