Form 10-K
period 2017-12-31
TripAdvisor, Inc.
filed 2018-02-21
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,096,061,843 based on the closing price on The NASDAQ Global Select Market on such date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at February 9, 2018
Common Stock, $0.001 par value per share	126,183,939 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2017. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the U.S. Securities and Exchange Commission, or the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise.

PART I

Item 1.	Business

Overview

TripAdvisor is an online travel company and our mission is to help people around the world to plan, book and experience the perfect trip. We seek to achieve our mission by providing users and travel partners a global platform about destinations, accommodations, activities and attractions, and restaurants that includes rich user-generated content, price comparison tools and online reservation and related services.

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Our flagship brand, TripAdvisor, is the world’s largest travel site based on monthly unique visitors, with 455 million average monthly unique visitors in our seasonal peak during the year ended December 31, 2017, according to our internal log files.

Our TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide. TripAdvisor features approximately 600 million reviews and opinions on approximately 7.5 million places to stay, places to eat and things to do – including approximately 1.2 million hotels, inns, B&Bs and specialty lodging, 750,000 vacation rentals, 4.6 million restaurants and 915,000 activities and attractions worldwide. We also enable users to compare prices and/or book a number of these travel experiences on either a TripAdvisor site or mobile app, or on the site or app of one of our travel partners.

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

Our Industry and Market Opportunity

We operate in the global travel industry, focusing exclusively on online travel activity and the online advertising market.

According to Phocuswright, an independent travel, tourism and hospitality research firm, global travel spending is expected to be greater than $1.6 trillion in 2018. Online penetration of global travel bookings currently is estimated to be less than 50%, however, travel bookings continue to move online as consumers around the world gain access to the internet, including broadband; more users continue to access the internet via mobile devices; and global tourism activity continues to increase, driven by middle class and economic growth in some parts of the world. In addition, the internet provides greater access to travel research and booking capabilities than offline methods. Given the ongoing consumer trends around online travel media consumption and online travel commerce, we believe travel partners will continue to allocate greater percentages of their marketing budgets to online channels, as they seek to grow their businesses.

Our Business Model

Our businesses help to match demand – users who seek to discover, research, price compare and book the best travel experiences – with supply – our travel partners who provide travel accommodations, travel experiences and travel services, worldwide.

Users

We serve users through our websites and apps and focus on content, selection, price, and convenience. TripAdvisor features approximately 600 million user-generated reviews and opinions across a broad base of global travel-related businesses, including approximately 1.2 million hotels, inns, B&Bs and specialty lodging, 750,000 vacation rentals, 4.6 million restaurants and 915,000 activities and attractions worldwide. Our content – and the strong global brand we have created since our founding in 2000 – are primary drivers of not only attracting the world’s largest travel audience of 455 million unique monthly visitors but also influencing a significant amount of travel commerce. We are focused on creating the best online experience in travel planning and booking, making it easier for users to research destinations and experiences, to read and contribute user-generated content, compare destinations and businesses based on quality, price and availability, and to complete bookings powered by our travel partners.

Travel Partners

We strive to give users more choice and to help users find the best experiences and the best deals possible and we design our websites to enable our travel partners to be discovered, to advertise and to sell their services. We facilitate transactions between users and travel partners in a number of ways, including by sending referrals to our partners websites, facilitating bookings on behalf of our partners, by serving as the merchant of record – as is often the case in our attractions and vacation rentals businesses – and by offering advertising placements on our websites and mobile apps.

Segments and Products

We manage our business in two reportable segments: Hotel and Non-Hotel. We continue to derive a significant majority of our revenue from our Hotel segment, which accounted for 77%, 80%, and 85%, of our consolidated revenue in the years ended December 31, 2017, 2016 and 2015, respectively. The Hotel segment includes revenue generated from the following sources:

•

TripAdvisor-branded Click-based and Transaction Revenue. Our largest source of Hotel segment revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our travel partners’ sites. Our click-based advertising travel partners are predominantly online travel agencies, or OTAs, and direct suppliers in the hotel product category. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from advertisers determined by the number of users who click on a link multiplied by the price that partner is willing to pay for that click, or hotel shopper lead. CPC rates are determined in a dynamic, competitive auction process, or metasearch auction, that enables our partners to use our proprietary, automated bidding system to submit CPC bids to have their hotel rates and availability listed on our site. Transaction revenue is generated from our instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission to TripAdvisor for a user that completes a hotel reservation via our website.

•

TripAdvisor-branded Display-based Advertising and Subscription Revenue. Travel partners can promote their brands in a contextually-relevant manner through a variety of display-based advertising placements on our websites. Our display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. We also sell display-based advertising to OTAs and other travel-related businesses, and to advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or CPM, basis. In addition, we offer subscription-based advertising to hotels, B&Bs and other specialty lodging properties. Subscription advertising is predominantly sold for a flat fee and enables subscribers to enhance their listing, for a contracted period of time, on our TripAdvisor-branded websites, including by posting special offers for travelers.

•

Other Hotel Revenue. Our other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as www.bookingbuddy.com, www.cruisecritic.com, and www.onetime.com, which includes click-based advertising revenue, display-based advertising revenue, hotel room reservations sold through the websites and advertising revenue from making cruise reservations available for price comparison and booking.

In recent years, a significant percentage of our user traffic as well as an increasing percentage of our consolidated revenue has come from Non-Hotel products – attractions, restaurants and vacation rentals. These businesses generate revenue in our Non-Hotel segment, which accounted for 23%, 20%, and 15% of our consolidated revenue in the years ended December 31, 2017, 2016 and 2015, respectively.

•

Attractions. We provide information and services for users to research, book, and experience activities and attractions in popular travel destinations both through Viator, our dedicated Attractions business, and on our TripAdvisor website and applications. We primarily generate commissions for each transaction we facilitate through our online reservation systems. In addition to its consumer-direct business, Viator also powers activity and attractions booking capabilities for its affiliate partners, including some of the world’s top airlines, hotel chains and online and offline travel agencies. We enable users to book approximately 83,000 activities and attractions, via third-party suppliers, which are available on Viator-branded websites and mobile applications and on TripAdvisor-branded websites and mobile applications.

•

Restaurants. We provide information and services for users to research and book restaurants in popular travel destinations through our dedicated restaurant reservations business, TheFork, and on our TripAdvisor website and applications. TheFork is an online restaurant booking platform operating on a number of websites (including www.lafourchette.com, www.eltenedor.com, www.iens.nl and www.dimmi.com.au), with a network of restaurant partners located primarily across Europe and Australia. We generate reservation revenues that are paid by restaurants for diners seated through TheFork’s online reservation systems, and generate subscription fees for our online booking and marketing analytics tools provided by TheFork and by TripAdvisor. We enable users to book approximately 46,000 restaurants, which are available on www.thefork.com and on TripAdvisor-branded websites and mobile applications.

•

Vacation Rentals. We provide information and services for users to research and book vacation and short-term rental properties, including full home rentals, condominiums, villas, beach rentals, cabins and cottages. The Vacation Rentals business generates revenue primarily by offering individual property owners and property managers the ability to list their properties on our websites and mobile applications thereby connecting homeowners with travelers through a free-to-list, commission-based option and, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, and on our TripAdvisor-branded websites and mobile applications.

Our Long-Term Growth Strategy

          We seek to achieve our mission of helping people around the world plan, book and experience the perfect trip by: leveraging our user-generated content and global brand to attract users to our websites and applications; providing users with the best user experience throughout all phases of the travel journey; deepening our partnerships with travel partners, by providing them with a global platform of advertising opportunities to generate qualified leads and bookings; and investing in technology, product development, marketing, and other strategic areas that we believe can improve our long-term business prospects.

•

Drive user engagement with our platform. Since our founding, the TripAdvisor brand has become a globally-recognized travel brand, one that is synonymous with travel reviews and research and increasingly finding the best prices and booking. We believe that our user-generated content and our brand have enabled us to build a large, highly engaged and loyal community of travelers who view TripAdvisor as a valuable resource to help them discover, plan and, book their travel experiences, and for millions of users, TripAdvisor gives them an interactive platform to share their travel experiences. We seek to amplify our global brand and raise user awareness for and engagement with our expanded product offerings as we aim to attract users to our websites and applications through various channels, including domain direct and various online and offline marketing channels, including search engines through search engine optimization and search engine marketing, and recently, through television brand advertising.

•	Deliver the best user experience possible on our platform. We believe that giving users more value throughout their TripAdvisor experience is key to our future success. To accomplish this, we have made and will continue to make product improvements in order to provide a more enjoyable and engaging end-to-end user experience throughout all phases of the travel journey – from inspiration and discovery, to researching, price shopping and booking, to in-destination activities and places to eat, and, finally, to sharing the details of these travel experiences on TripAdvisor. These enhancements include having grown the number of hotels, inns, B&Bs and specialty lodging, vacation rentals, restaurants, activities and attractions listed on our platform to approximately 7.5 million worldwide as of December 31, 2017. In addition to listings and content, we have provided users more options to price compare and book their travel experiences. During 2017, we launched a more engaging hotel shopping experience that focused on helping hotel shoppers find the best prices on TripAdvisor websites and applications. In order to better serve travelers needs when they are in-destination, we have continued to rapidly expand our bookable supply in attractions and restaurants. We believe that our continued focus on delivering an increasingly more robust user experience will ultimately result in more repeat usage on our platform, more value for our partners, and greater monetization for our business. We seek to quickly identify what users need to conduct their travel research and booking and to deliver product enhancements quickly.

•

Deepen relationships with our travel partners. We are a global platform consisting of listing and advertising opportunities that help generate impressions, brand awareness, qualified leads and bookings for travel partners. As of December 31, 2017, TripAdvisor had approximately 1.2 million hotels, inns, B&Bs and specialty lodging, 915,000 activities and attractions, 4.6 million restaurants, and 750,000 vacation rentals on its website. We believe that continuing to grow the number of listings and bookable supply, especially in our in-destination Attractions and Restaurants businesses, will enable TripAdvisor to not only delight users in more moments during more trips, but also help partners drive transactions for their business. We are also increasingly providing business-to-business services that are designed to help our partners grow their business. For example, TripAdvisor’s Business Advantage and Premium for Restaurants offer hoteliers and restauranteurs, affordable marketing and business analytics tools, respectively, to help them attract customers and more effectively manage their business pages on TripAdvisor.

•

Invest in technology, product, marketing and other strategic areas. Continuous product testing and speed to market are two of our most important priorities, as they enable us to create a richer user experience. We operate on a regular product release cycle, where releases contain new product features for our websites and mobile applications. For example, innovating and improving our mobile phone offerings are key priorities since mobile phone adoption continues to scale and consumers increasingly conduct more internet searches and commerce on these devices. During the year ended December 31, 2017, more than half of our average monthly unique visitors came from mobile phones, growing nearly 30% year-over-year, according to our internal log files. We anticipate that the growth rate in mobile phone monthly unique visitors will continue to exceed the growth rate of our overall monthly unique visitors, resulting in an increased proportion of users continuing to use their mobile phones to access the full range of services available on our websites and applications. We are investing significant resources to improve the features, functionality, engagement, and commercialization of our travel products on our mobile websites and applications.

Marketing

We seek to amplify our global brand and raise user awareness and engagement for our expanded product offerings as we aim to attract users to our websites and applications through various channels, including domain direct and various online and offline marketing channels, including search engines (primarily Google), social media, and in more recent years, through television brand advertising. Both our performance advertising expense and brand advertising expense have increased in recent years. During 2017, our total advertising expense was approximately $629 million, primarily related to the use of online search engines (primarily Google), social media, as well as offline marketing, primarily television advertising, as part of our ongoing initiative to attract users to our websites and applications when they are looking to find the best hotel deals before they are ready to book. We intend to continue a strategy of promoting brand awareness through both online and offline advertising efforts, including by expanding brand campaigns into additional markets.

Competition

We compete in rapidly evolving and competitive markets. We face competition for content, users, advertisers, online travel search and price comparison services also known in the industry as hotel metasearch, and online reservations. In the competition to attract users to our platform, we rely on our ability to acquire traffic through offline brand recognition and brand-direct efforts such as online search, email and television. These marketing strategies can be impacted by competitive site content, changes to our website architecture and page designs, changes to search engine ranking algorithms, updates in competitor advertising strategies, or changes to display ordering in search engine results such as preferred placement for internal products offered by search engines.

We compete with different types of companies in the various markets and geographies we participate in, including large and small companies in the travel space as well as broader service providers. More specifically:

•

In our Hotel segment, we both partner with, and face competition from OTAs (including Expedia, Inc. and The Priceline Group, Inc. and many of their respective subsidiaries and operating companies); hotel metasearch providers (including trivago, a subsidiary of Expedia, Kayak, a subsidiary of Priceline, HotelsCombined and Ctrip.com International, Ltd); large online search, social media, and marketplace platforms and companies (including Google, Facebook, Microsoft’s Bing, Yahoo, Baidu, Alibaba, and Amazon); traditional offline travel agencies; and global hotel chains seeking to promote direct bookings.

•

In our Non-Hotel segment, our Attractions business competes with both traditional and online travel agencies, online travel service providers, wholesalers, and individual tour operators. Our Restaurants business competes with other online restaurant reservation services, such as Yelp and OpenTable (a subsidiary of Priceline), and local or regional providers. Our Vacation Rentals business competes with companies focused on alternative lodging and shared accommodations, including Airbnb and HomeAway (a subsidiary of Expedia) and booking.com (a subsidiary of Priceline).

As the industry continues to shift towards online travel services and the technology supporting it continues to evolve, we anticipate that the existing competitive landscape will continue to change, new competitors may emerge, and industry consolidation may continue.

Commercial Relationships

We have a number of commercial relationships that are important to the success of our business. Although these relationships are memorialized in agreements, many of these agreements are for limited terms or are terminable at will or on short notice. As a result, we work hard to ensure the mutual success of these relationships.

We have commercial relationships with the majority of the world’s leading OTAs, as well as a variety of other travel partners pursuant to which these companies primarily purchase traveler leads from us, generally on a click-based advertising basis. For the year ended December 31, 2017, our two most significant travel partners were Expedia and Priceline, including certain of their respective brands. For the years ended December 31, 2017, 2016 and 2015, Expedia (and its subsidiaries) and Priceline (and its subsidiaries), each accounted for more than 10% of our consolidated revenue and together accounted for approximately 43%, 46% and 46% of our consolidated revenue, respectively. Nearly all of this concentration of revenue is recorded in our Hotel segment for these reporting periods.

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

Intellectual Property

Our intellectual property, including patents, trademarks, copyrights, domain names, trade dress, proprietary technology and trade secrets, is an important component of our business. We rely on our intellectual property rights in our content, proprietary technology, software code, ratings indexes, databases of reviews and forum content. We have acquired some of our intellectual property rights through licenses and content agreements with third parties and these arrangements may place restrictions on the use of our intellectual property.

We protect our intellectual property by relying on our terms of use, confidentiality agreements and contractual provisions, as well as on international, national, state and common law rights. We protect our brands by pursuing the trademark registration of our core brands, as appropriate, maintaining our trademark portfolio, securing contractual trademark rights protection when appropriate, and relying on common law trademark rights when appropriate. We also register copyrights and domain names as deemed appropriate. Additionally, we protect our trademarks, domain names and copyrights with the use of intellectual property licenses and an enforcement program.

We have considered, and will continue to consider, the appropriateness of filing for patents to protect future inventions, as circumstances may warrant. However, many patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by us.

Government Regulation

We are subject to a number of United States federal and state and foreign laws and regulations that affect companies conducting business on the internet, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These includes laws and regulations regarding user privacy, libel, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, consumer protection, taxation, online payment services, competition and protection of minors. In particular, we are subject to United States federal and state and foreign laws regarding privacy and protection of user data. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. United States federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations is often uncertain, particularly in the new and rapidly-evolving industry in which we operate.

In addition, we provide advertising data and information and conduct marketing activities that are subject to United States federal and state consumer protection laws that regulate unfair and deceptive practices, domestically and internationally. The United States and European Union have begun to adopt legislation that regulates certain aspects of the internet, including online editorial and user-generated content, data privacy, behavioral targeting and online advertising, taxation, and liability for third-party activities. It is impossible to accurately predict whether new taxes or regulations will be imposed on our services, and whether or how we might be affected. Increased regulation of the internet could increase the cost of doing business or otherwise materially adversely affect our business, financial condition or operational results.

We are subject to laws that require protection of user privacy and user data. In our processing of reservations, we receive and store a large volume of personally identifiable data in the United States, Europe and Asia. This data is increasingly subject to laws and regulations in numerous jurisdictions around the world, including the European Union through the introduction of the General Data Protection Regulation, or GDPR. The enactment, interpretation and application of these laws is in a state of flux, and the interpretation and application of such laws may vary from country to country.

Corporate History, Equity Ownership and Voting Control

TripAdvisor was co-founded in February 2000 by Stephen Kaufer, our current Chief Executive Officer and President. In April 2004, TripAdvisor was acquired by IAC/InterActiveCorp, or IAC. In August 2005, IAC spun-off its portfolio of travel brands, including TripAdvisor, into a separate newly-formed Delaware corporation called Expedia, Inc., or Expedia. On December 20, 2011 Expedia completed a spin-off of TripAdvisor into a separate publicly-traded Delaware corporation. We refer to this second spin-off transaction as the “Spin-Off.” Following the Spin-Off, on December 21, 2011, TripAdvisor began trading on The NASDAQ Global Select Market, or NASDAQ, as an independent public company under the trading symbol “TRIP.”

On December 11, 2012, Liberty Interactive Corporation, or Liberty, purchased an aggregate of approximately 4.8 million shares of common stock of TripAdvisor from Barry Diller, our former Chairman of the Board of Directors and Senior Executive, and certain of his affiliates. As a result, Liberty beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock.

On August 27, 2014, the entire beneficial ownership of our common stock and Class B common stock held by Liberty was acquired by Liberty TripAdvisor Holdings, Inc., or LTRIP. Simultaneously, Liberty, LTRIP’s former parent company, distributed, by means of a dividend, to the holders of its Liberty Ventures common stock, Liberty’s entire equity interest in LTRIP. We refer to this transaction as the “Liberty Spin-Off”. As a result of the Liberty Spin-Off, effective August 27, 2014, LTRIP became a separate, publicly traded company holding 100% of Liberty’s interest in TripAdvisor.

As a result of these transactions, as of December 31, 2017, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 14.4% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.3% of the outstanding common stock. Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.5% of our voting power.

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

Employees

As of December 31, 2017, we had 3,228 employees. Of these employees, approximately 51% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, expenditures by travel partners/advertisers to market to potential travelers and, thereby, our financial performance, or revenue and profits, tend to be seasonal as well. As a result, our financial performance tends to be seasonally highest in the second and third quarters of a year, as it is a key period for leisure travel research and trip-taking, which includes the seasonal peak in traveler hotel and vacation rental stays, and tours and attractions taken, compared to the first and fourth quarters which represent seasonal low points. Further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

Additional Information

We maintain a corporate website at ir.tripadvisor.com. Except as explicitly noted, the information on our website, as well as the websites of our various brands and businesses, is not incorporated by reference in this Annual Report on Form 10-K, or in any other filings with, or in any information furnished or submitted to, the SEC.

We make available, free of charge through the Investor Relations section of our website, the reports that we file or furnish with the SEC, press releases, public conference calls and certain webcasts. Investors and others should be aware that we use our investor relations website (http://ir.tripadvisor.com/investor-relations) to announce material financial information to our investors as well as communicate with the public about our company, our results of operations and other information.

We post our code of business conduct and ethics, which applies to all employees, including all executive officers, senior financial officers and directors, on our corporate website at www.tripadvisor.com. We intend to disclose any waivers of the code of ethics for our executive officers, senior financial officers or directors, on our corporate website.

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

Our long term success depends on our continued ability to maintain and increase the overall number of visitors flowing through our platforms in a cost effective manner and to engage users throughout the travel planning, booking and trip-taking phases. The primary asset that we use to attract visitors to our websites and convert these visitors into engaged users and bookers is our ability to collect or create, organize and distribute high-quality, commercially valuable content and products that meet users’ specific interests. Our traffic and user engagement could be adversely affected by a number of factors, including but not limited to increased competition, reduced consumer awareness of our brands, declines or inefficiencies in traffic acquisition, and macroeconomic conditions. Certain of our competitors have advertising campaigns expressly designed to drive consumer traffic directly to their websites, and these campaigns may negatively impact traffic to our site. There can be no assurances that we will continue to provide content and products in a manner that meets rapidly changing consumer demand that encourages users to book on our platform and that is cost-effective. Any failure to obtain and manage content and products in a cost-effective manner that will engage users, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to our websites and negatively impact our business and financial performance.

We rely on internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with our products.  If links to our website and applications are not displayed prominently, traffic to our platform could decline and our business would be negatively affected.

We rely heavily on internet search engines, such as Google, to generate a significant amount of traffic to our websites, principally through the purchase of travel-related keywords (what is also known as search engine marketing, or SEM) as well as through free, or organic, search (what is also known as search engine optimization, or SEO). The number of users we attract from search engines to our platform is due in large part to how and where information from and links to our website are displayed on search engine results pages. The display, including rankings, of unpaid search results can be effected by a number of factors, many of which are not in our control and may change frequently.  Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in organic search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our partners, or if competitive dynamics impact the cost or effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected. Furthermore, our failure to successfully manage our SEO and SEM strategies could result in a substantial decrease in traffic to our websites, as well as increased costs if we were to replace free traffic with paid traffic.

In addition, to the extent that Google or other leading search or metasearch engines that have a significant presence in our key markets, disintermediate OTAs or travel content providers, whether by offering their own comprehensive travel planning or shopping capabilities, or by referring leads to suppliers, other favored partners or themselves directly, there could be a negative effect on search results and traffic to our site, which in turn could have a material adverse impact on our business and financial performance.

We also rely on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. In the future, Apple, Google or other marketplace operators may make changes to their marketplaces that make access to our products more difficult. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product and a hotel metasearch product as well as reservation functionality. Our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces. Similarly, if problems arise in our relationships with providers of application marketplaces, traffic to our site and our user growth could be harmed.

We derive a substantial portion of our revenue from advertising and any significant reduction in spending by advertisers or redirections of advertising spend could harm our business.

We derive a substantial portion of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based and subscription-based advertising. We enter into master advertising contracts with our advertising partners.  The agreement terms are generally limited to legal matters, with campaign details governed by insertion orders, and most of these contracts can be terminated by our partners at will or on short notice. Our ability to grow advertising revenue with our existing or new advertising partners is dependent in large part on our ability to generate revenue for them relative to other alternatives. Advertisers will not continue to do business with us if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis. Our ability to provide value to our advertising partners depends on a number of factors, including acceptance of online advertising versus more traditional forms of advertising or more effective models, competitiveness of our products, traffic quality, perception of our platform, availability and accuracy of analytics and measurement solutions to demonstrate our value, and macroeconomic conditions, whether in the advertising industry generally, among specific types of marketers or within particular geographies. We cannot guarantee that our current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with us.

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

We derive a substantial portion of our revenue from a relatively small number of advertising partners and rely significantly on our relationships. For example, for the year ended December 31, 2017, our two most significant advertising partners, Expedia and Priceline (and their subsidiaries), accounted for a combined 43% of total revenue. While we enter into master advertising contracts with our partners, as discussed above, and most of these contracts can be terminated by our partners at will or on short notice. If any of our significant advertisers were to cease or significantly curtail advertising on our websites, we could experience a rapid decline in our revenue over a relatively short period of time which would have a material impact on our business.

Our dedication to making the user experience our highest priority may cause us to prioritize rapid innovation and user experience over short-term financial results.

We strive to create the best experience for our users, providing them with the information, research and tools to enable them to plan, book, and experience the perfect trip. We believe that in doing so we will increase our rates of conversion, revenue per hotel shopper and, ultimately, our financial performance over the long-term. We have taken actions in the past and may continue to make decisions in the future that have the effect of reducing our short-term revenue or profitability if we believe that the decisions benefit the overall user experience. For example, we may introduce changes to existing products or new products that direct users away from formats or use cases where we have a proven means of monetization. In addition, our approach of putting users first may negatively impact our relationship with existing or prospective advertisers. These actions and practices could result in a loss of advertisers, which in turn could harm our results of operations. The short-term reductions in revenue or profitability could be more severe than we anticipate or these decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with users and advertisers, and our business and results of operations could be harmed.

Our business depends on a strong brand and any failure to maintain, protect and enhance our brand would hurt our ability to retain and expand our base of users and advertisers, as well as increase the frequency with which users utilize our products and services.

We believe that the strength of our brands (particularly the TripAdvisor brand) has contributed significantly to our success.  We also believe that maintaining, protecting and enhancing our brands is critical to expanding our base of users, increasing the frequency with which users utilize our solutions and attracting advertisers and business partners. Our ability to maintain and protect our brand depends, in part, on our ability to maintain consumer trust in our products and in the quality and integrity of the user content and other information found on our platform. We believe that consumers must trust the integrity of our content and that they must believe that our content is reliable as well as useful.  If consumers do not view our reviews to be useful and reliable, they may seek other sources to obtain the information they are looking for and may not return to our platform as often in the future, or at all.  This would negatively impact our ability to attract retain users and advertisers and the frequency with which they use our platform.  We dedicate significant resources to these goals, primarily through our computer algorithms to identify inappropriate or deceptive content removing content from our website that violates our terms of service and, in certain cases, taking legal action against businesses that we believe engage in deceptive practices.

Media, legislative, or regulatory scrutiny of our decisions regarding user privacy, content, advertising, and other issues may adversely affect our reputation and brands. Negative publicity about our company, including our content, technology, business practices or strategic plans, could diminish our reputation and confidence in our brand, thereby negatively affecting the use of our products. For example, certain media outlets have reported that we have improperly filtered or screened reviews, that we have not properly verified reviews, or that we manipulate reviews, ranking and ratings in favor of our advertisers against non-advertisers. We expend significant resources to ensure the integrity of our reviews and to ensure that the most relevant reviews are available to our users; we do not establish rankings and ratings in favor of our advertisers.  Nevertheless, our reputation and brand, the traffic to our platform and our business may suffer from negative publicity about our company or if users otherwise perceive that our content is manipulated or biased.  In addition, regulatory inquiries or investigations require management time and attention and could result in further negative publicity, regardless of their merits or ultimate outcomes.

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

In an effort to enhance our brand we invest significantly in brand marketing including, but not limited to, television advertising. We expect these investments to continue, and even increase, as a result of a variety of factors, including relatively high levels of advertising spending from competitors, the increasing costs of supporting multiple brands, expansion into new geographies, product positioning where our brands are less well known, and the continued emergence and relative traffic share growth of search engines as destination sites for travelers. We expect to continue our television advertising campaign and to adjust our marketing efforts and spend among the different marketing channels, in each case as we think appropriate based on the relative growth opportunity, the expected returns and the competitive environment in the different segments and businesses in which we operate.

Such efforts may not maintain or enhance consumer awareness of our brands and, even if we are successful in our branding efforts, such efforts may not be cost-effective or as efficient as they have been historically. If we are unable to maintain or enhance consumer awareness of our brands or to generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance. In addition, there are no assurances that these actions will have a positive impact on our marketing efficiencies or operating margins or when the financial benefit expected to result from these efforts will exceed the costs of such efforts.  Furthermore, some of our current and potential competitors have access to significantly greater and more diversified resources than we do, and they may also be able to leverage other aspects of their businesses to enable them to compete more effectively with us.

Consumer adoption and use of mobile phone devices creates new challenges and, if we are unable to operate effectively on mobile phone devices, our business may be adversely affected.

The number of people who access the internet through mobile phones continues to increase and we anticipate that the rate of use of these devices will continue to grow. A significant percentage of our traffic comes from users accessing our sites on mobile phones and we expect this percentage to continue to increase.  In order to attract and retain engaged users of our mobile platform, the mobile products and services we introduce must be compelling.  In addition, the mobile phones continue to monetize at a significantly lower rate than desktops and tablets and advertising opportunities are more limited on mobile phone devices. Given device sizes and technical limitations of these devices, mobile phone consumers may not be willing to download multiple apps from multiple companies providing similar service and instead prefer to use one or a limited number of apps for their hotel, restaurant and attractions activity. In addition, as new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize.

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

In addition, the uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations. For example, the United Kingdom’s referendum to exit the European Union, known as Brexit, could adversely affect European and global economic or market conditions, could contribute to instability in global financial markets and may have a negative effect on the travel industry and our business.

We operate in an increasingly competitive global environment and our failure to compete effectively could reduce our market share and harm our financial performance.

We compete in rapidly evolving and competitive markets. We face competition for content, users, advertisers, online travel search and price comparison services, or what is known in the industry as hotel metasearch, and online reservations. In the competition to attract users to our platform, we rely on our ability to acquire traffic through offline brand recognition and brand-direct efforts such as SEO, SEM, email and television. These marketing strategies can be impacted by competitive site content, changes to our website architecture and page designs, changes to search engine ranking algorithms, updates in competitor advertising strategies, or changes to display ordering in search engine results such as preferred placement for internal products offered by search engines.

We also compete with different types of companies in the various markets and geographies where we participate, including large and small companies in the travel space as well as broader service providers. More specifically:

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

In addition, the emergence of alternative platforms such as mobile phone and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas could also make it easier for competition to enter our markets due to lower up-front technology costs. Technology changes, including new devices, services and home assistants, such as Amazon’s Alexa Voice and Google Home, and developing technologies, such as machine learning and artificial intelligence, could negatively impact our business.

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

We believe that certain metrics are key to our business, including but not limited to unique visitors, hotel shoppers, and revenue per hotel shopper. As both the industry in which we operate and our business continue to evolve, so too might the metrics by which we evaluate our business. While the calculation of these metrics is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and have a number of limitations and, furthermore, our methodologies for tracking these metrics may change over time. For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some users may restrict our ability to accurately identify them across visits, some mobile applications automatically contact our servers for regular updates with no user action, and we are not always able to capture user information on all of our platforms. As such, the calculations of our unique visitors may not accurately reflect the number of people actually visiting our platforms. We continue to improve upon our tools and methodologies to capture data and believe that our current metrics are accurate; however, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of our data. Also if the internal tools we use to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data we report may not be accurate. In addition, historically, certain metrics were calculated by independent third parties. Accordingly readers should not place undue reliance on these numbers.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

Our future success depends upon the continued contributions of our senior corporate management and other key employees. In particular, the contributions of Stephen Kaufer, our co-founder, Chief Executive and President, are critical to our overall management. We cannot ensure that we will be able to retain the services of these individuals, and the loss of one or more of our key personnel could seriously harm our business. We do not maintain any key person life insurance policies.

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

Certain companies in the internet and technology industries that own patents, copyrights, trademarks and trade secrets frequently enter into litigation based on allegations of infringement or other violations of those intellectual property rights in order to extract value from technology companies, such as royalties in connection with grants of licenses. We have received in the past, and expect to receive in the future notices that claim we have misappropriated or misused other parties’ intellectual property rights. Any intellectual property claim against us, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology or content found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, or content, which could require significant effort and expense and make us less competitive in the relevant market. Any of these results could harm our business and financial performance.

Acquisitions, investments, significant commercial arrangements and/or new business strategies could disrupt our ongoing business and present new challenges and risks.

Our success will depend, in part, on our ability to expand our product offerings and expand user engagement in order to grow our business in response to changing technologies, user and advertiser demands and competitive pressures. As a result, we have acquired, invested in and/or entered into significant commercial arrangements with a number of new businesses in the past and our future growth may depend, in part, on future acquisitions, investments, commercial arrangements and/or changes in business strategies, any of which could be material to our financial conditions and results of operations. Such endeavors may involve significant risks and uncertainties, including, but not limited to, the following:

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
•

The assumption of known and unknown debt and liabilities of the acquired company, including costs associated with litigation, cybersecurity risks assumed, and other claims relating to the acquired company;

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

We have recently invested, and may in the future invest, in privately-held companies and these investments are currently accounted for under the cost method accounting. Such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or may never become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced into the market. Further, our ability to liquidate any such investments is typically dependent upon some liquidity event, such as a public offering or acquisition, since no public market exists for such securities. Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the company’s securities. Moreover, we could lose the full amount of any of our investments and any impairment of our investments could have a material adverse effect on our financial condition and results of operations.

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

Over the years, we have experienced rapid growth in some of our business, including through acquisitions of other businesses and in new international markets. We continue to make substantial investments in our technology, product and sales and marketing organizations. This growth places substantial demands on management and our operational infrastructure. In addition, as our business matures, we make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products and acquisitions. These changes may result in a temporary lack of focus or productivity or otherwise impact our business.

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

We are regularly subject to claims, suits, government investigations and other proceedings involving competition, intellectual property, privacy and data protection, consumer protection, tax, labor and employment, commercial disputes, content generated by our users, free speech issues, goods and services offered by advertisers or publishers using our platforms, short-term and vacation rentals and other matters. In addition, our businesses face intellectual property litigation that exposes us to the risk of exclusion and cease and desist orders, which could limit our ability to sell products and services.

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

We operate in a number of jurisdictions both inside and outside of the United States and continue to expand our operations both domestically and internationally. Many regions have different economic conditions, languages, currencies, consumer expectations, levels of consumer acceptance and use of the internet for commerce, legislation, regulatory environments (including labors laws and customs), tax laws and levels of political stability. We are subject to associated risks typical of global businesses, including, but not limited to, the following:

•        Compliance with additional laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act (including the European Union’s General Data Protection Regulation, or GDPR), data privacy requirements, labor and employment law, laws regarding advertisements and promotions and anti-competition regulations;

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

A number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted U.S. tax legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Foreign governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.

The 2017 Tax Act resulted in significant changes to the U.S. corporate income tax system. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act and significant estimates in calculations, and the preparation of analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

Additionally, we continue to accumulate positive cash flows in foreign jurisdictions, which we consider indefinitely reinvested, although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. The repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, may result in additional U.S. income tax expense and higher cost for such capital.

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

Further, our Vacation Rentals business has been and continues to be subject to regulatory developments that affect the vacation rental industry and the ability of competitors like us to list those vacation rentals online. For example, some states and local jurisdictions have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals. In addition, many homeowners, condominium and neighborhood associations have adopted or are considering adopting statutes or ordinances that prohibit or restrict property owners and managers from short-term vacation rentals.

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

Our processing, storage and use of personal information and other data subjects us to additional laws and regulations and failure to comply with those laws and regulations could give rise to liabilities.

We collect, process, store and transmit data, including personal information, for our users. As a result, we are subject to a variety of laws in the United States and abroad regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. In addition, the security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidences in our services. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the internet. Various U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. In addition, we are subject to GDPR, a new data protection legal framework adopted by the European Union effective in May 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our business operations.

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to users or other third parties, or privacy-related legal obligations, may result in governmental enforcement actions, litigation or public statements that could harm our reputation and cause our customers and members to lose trust in us, which could have an adverse effect on our business, brand, market share and results of operations.

We have acquired a number of companies over the years and may continue to do so in the future. While we make significant efforts to address any information technology security issues with respect to our acquisitions, we may still inherit such risks when we integrate the acquired businesses.

We are subject to payments-related risks and failure to manage those risks may subject us to fines, penalties and additional costs and could have a negative impact on our business.

          We accept payments, both from consumers and advertising partners and suppliers, using a variety of methods, including credit card, debit card, direct debit from a customer’s bank account, and invoicing. For existing and future payment options we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain payment methods and payment processing services, including the processing of credit cards and debit cards. In each case, our business could be disrupted, if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and/or lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments.

          We are also subject to a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy and information security, and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services.

Any significant system disruption in or unauthorized access to our computer systems or those of third parties that we utilize, including those relating to cybersecurity or arising from cyberattacks, could result in a loss or degradation of service, unauthorized disclosure of data or theft of intellectual property, could harm our business.

Our reputation and ability to attract, retain and service our users and partners is dependent upon the reliable performance and security of our computer systems and those of third parties we utilize in our operations. Significant interruptions, outages, delays or security breaches in internal systems, systems of third parties that we rely upon, would impair our ability to process transactions or display content and significantly harm our business. A party, whether internal or external, that is able to circumvent our security systems could misappropriate user information or proprietary information or cause significant interruptions in our operations. In the past, we have experienced cyberattacks, such as computer viruses, security intrusions, “denial-of-service” or “bot” type attacks, that have made portions of our websites unavailable for short periods of time as well as allowed unauthorized access of our systems and data.

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

We may need to expend significant resources to protect against security breaches or to investigate and address problems caused by breaches. Reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. Media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security. Security breaches could also cause travelers and potential users to lose confidence in our security, which would have a negative effect on the value of our brand. Failure to adequately protect against attacks or intrusions, whether for our own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on financial performance.

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

The online short-term and vacation rental market is rapidly evolving and if we fail to predict the manner in which the market develops, our business and prospects may suffer.

We offer short-term and vacation rental services on our TripAdvisor-branded sites as well as through our U.S.-based FlipKey and Vacation Home Rentals and European-based Holiday Lettings and Niumba businesses. The short-term and vacation rental market has been and continues to be, subject to regulatory development globally that affects the industry and the ability of companies like us to list these rental properties online. For example, some states and local jurisdictions, both domestically and internationally, have adopted or are considering statutes or ordinances that prohibit property owners and managers from renting certain properties for fewer than 30 consecutive days or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations. Some states and local jurisdictions also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term vacation rentals. Many of the fundamental statutes and ordinances that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could burden property owners and managers or otherwise harm our business. Operating in this dynamic regulatory environment requires significant management attention and financial resources. We cannot assure that our efforts will be successful, and the investment and additional resources required to manage growth will produce the desired levels of revenue or profitability.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

We are currently party to a credit agreement with respect to a $1.2 billion revolving credit facility maturing in May 2022, or (as more fully discussed below) the “2015 Credit Facility”. This agreement includes restrictive covenants that may impact the way we manage our business and may limit our ability to secure significant additional financing in the future on favorable terms. Our ability to secure additional financing and satisfy our financial obligations outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments.

We have indebtedness which could adversely affect our business and financial condition.

At December 31, 2017, we have outstanding $230 million in long-term debt. Although we subsequently repaid this indebtedness, we continue to have existing credit facilities from which we can borrow significant amounts; as such, we are still subject to risks relating to our indebtedness that include:

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

The income tax effects of the accounting for share-based compensation may significantly impact our effective tax rate. In periods in which our stock price is higher than the grant price of the share-based compensation awards vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. In periods in which our stock price is lower than the grant price of the share-based compensation awards vesting in that period, our effective tax rate will increase.

Additionally, we continue to accumulate positive cash flows in foreign jurisdictions, which we consider indefinitely reinvested, although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments.

Changes in tax laws or tax rulings, or the examination of our tax positions, could materially affect our financial position and results of operations.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits that we intend to eventually derive could be undermined due to changing tax laws. A number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted 2017 Tax Act. Foreign governments or U.S. states may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.

The 2017 Tax Act has resulted in significant changes to the U.S. corporate income tax system. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act and significant estimates in calculations, and the preparation of analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

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

We continue to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, we are currently under an IRS audit for the 2009, 2010, and short-period 2011 tax years. In connection with that audit, we received, in January 2017, notices of proposed adjustment from the IRS for the 2009 and 2010 tax years, which would result in an increase in our worldwide income tax expense. The proposed adjustments would result in an increase to our worldwide income tax expense in an estimated range totaling $10 million to $14 million for those specific years after consideration of competent authority relief, exclusive of interest and penalties. We are also subject to various ongoing state income tax audits. The outcome of these matters or any other audits could subject us to significant tax liabilities.

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

For the year ended December 31, 2017, the average daily trading volume of our common stock on NASDAQ was approximately 3.1 million shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of the common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If LTRIP or some other stockholder sells substantial amounts of our common stock in the public market, or if there is a perception in the public market that LTRIP might sell shares of our common stock, the market price of our common stock could decrease significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

We currently lease approximately 280,000 square feet for our corporate headquarters in Needham, Massachusetts, pursuant to a lease with an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. Refer to “Note 13— Commitments and Contingencies” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on our corporate headquarters.

We also lease an aggregate of approximately 450,000 square feet of office space at approximately 40 other locations across North America, Europe and Asia Pacific, including New York, Boston, London, Sydney, Barcelona, Paris, and Beijing, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in June 2027. We believe that our current facilities are adequate for our current operations and that additional leased space can be obtained on reasonable terms if needed. We do not legally own any real estate as of December 31, 2017.

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

Market Information

Our common stock is quoted on NASDAQ under the ticker symbol “TRIP.” On February 9, 2018, the closing price of our common stock reported on NASDAQ was $38.31 per share. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on NASDAQ during the period indicated.

	High	Low
Year ended December 31, 2017:
Fourth Quarter:	$44.01	$29.50
Third Quarter:	$45.97	$35.55
Second Quarter:	$50.95	$35.34
First Quarter:	$53.58	$40.45
Year ended December 31, 2016:
Fourth Quarter:	$66.13	$45.63
Third Quarter:	$71.69	$59.72
Second Quarter:	$71.61	$58.96
First Quarter:	$83.97	$53.48

Our Class B common stock is not listed and there is no established public trading market for that security. As of February 9, 2018, all of our Class B common stock was held by LTRIP.

Performance Comparison Graph

The following graph provides a comparison of the total stockholder return from December 31, 2012 to December 31, 2017 of an investment of $100 in cash on December 31, 2012 for TripAdvisor, Inc. common stock and an investment of $100 in cash on December 31, 2012 for (i) the Standard and Poor’s 500 Index (the “S&P 500 Index”), (ii) the NASDAQ Composite Index, and (iii) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the internet industry, including internet software and service companies and e-commerce companies. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Data for the S&P 500 Index, the NASDAQ Composite Index, and the RDG Internet Composite Index assume reinvestment of dividends. We have never paid dividends on our common stock.

This performance comparison graph is not “soliciting material,” is not deemed filed with the SEC and is not deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing of TripAdvisor, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or any filing under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate this information by reference into any such filing, and will not otherwise be deemed incorporated by reference into any other filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference.

Holders of Record

As of February 9, 2018, there were 126,183,939 outstanding shares of our common stock held by 2,358 stockholders of record, and 12,799,999 outstanding shares of our Class B common stock held by one stockholder of record: LTRIP.

Dividends

We have never declared or paid dividends and do not expect to pay any dividends for the foreseeable future. Our ability to pay dividends is limited by the terms of our 2015 Credit Facility. Refer to “Note 9— Debt” in the notes to the consolidated financial statements in Item 8 for additional information regarding this revolving credit facility. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities

During the year ended December 31, 2017, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

Issuer Purchases of Equity Securities

On February 15, 2013, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. During the year ended December 31, 2015, we did not repurchase any shares of outstanding common stock under the share repurchase program. During the year ended December 31, 2016, we repurchased 2,002,356 shares of outstanding common stock under the share repurchase program at an average cost of $52.35 per share. As of December 31, 2016, we had repurchased a total of 4,123,065 shares of outstanding common stock under the share repurchase program at an average cost of $60.63 per share and completed our share repurchase program authorized by our Board of Directors.

On January 25, 2017, our Board of Directors authorized an additional repurchase of $250 million of our shares of common stock under a new share repurchase program. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors to affect the share repurchase program in compliance with applicable legal requirements. During the year ended December 31, 2017, we repurchased a total of 6,079,003 shares of the Company’s outstanding common stock at an average share price of $41.13, or $250 million in the aggregate, and completed this share repurchase program. As of December 31, 2017, there were 9,474,490 shares of the Company’s common stock held in treasury with an aggregate cost of $447 million.

On January 31, 2018, TripAdvisor’s Board of Directors authorized up to $250 million of share repurchases. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. This new repurchase program has no expiration but may be suspended or terminated by the Board of Directors at any time.

Refer to “Note 15 —Stockholders’ Equity” in the notes to the consolidated financial statements in Item 8 for additional information regarding our treasury shares.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Revenue	$1,556	$1,480	$1,492	$1,246	$945
Total costs and expenses	1,432	1,314	1,260	906	651
Operating income (1)	124	166	232	340	294
Income before income taxes	110	151	239	322	284
Net income (loss) (2)	(19)	120	198	226	205
Earnings (loss) per share attributable to common stockholders:
Basic (3)	$(0.14)	$0.83	$1.38	$1.58	$1.44
Diluted (3)	(0.14)	0.82	1.36	1.55	1.41
Shares used in computing net income per share:
Basic (3)	140	145	144	143	143
Diluted (3)	140	147	146	146	145

	December 31,
	2017	2016	2015	2014	2013
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short and long-term marketable securities	$735	$746	$698	$594	$670
Working capital (4)	621	527	553	356	387
Total assets	2,272	2,238	2,128	1,948	1,473
Long-term debt (5)	230	91	200	259	300
Other long-term obligations under financing obligation	84	84	84	67	8
Total liabilities (2)	909	736	716	823	608
Total stockholders’ equity (6)	1,363	1,502	1,412	1,125	865

(1)

Includes a non-cash charitable contribution to The TripAdvisor Charitable Foundation (the “Foundation”) of $67 million for the year ended December 31, 2015. In comparison, charitable contributions to the Foundation, which were paid in cash, were $8 million and $7 million for the years ended December 31, 2014 and 2013, respectively. There were no charitable contributions made to the Foundation for the year ended December 31, 2017 and 2016, and the Company does not expect to make any future contributions to the Foundation. Refer to “Note 17 —Segment and Geographic Information” in the notes to the consolidated financial statements in Item 8 for further information regarding this charitable contribution.

(2)

The year ended December 31, 2017 reflects $67 million of tax expense recorded for the mandatory deemed repatriation of accumulative foreign earnings which was included in the short and long-term income tax liabilities on our consolidated balance sheet, and $6 million of tax expense recorded for the remeasurement of deferred taxes related to the 2017 Tax Act enacted on December 22, 2017. Refer to “Note 10 - Income Taxes” in the notes to the consolidated financial statements in Item 8 for further information on the financial statement impact of the 2017 Tax Act.

(3)	Refer to “Note 5 —Earnings per Share” in the notes to the consolidated financial statements in Item 8 for further information regarding our calculation of earnings per share numbers.

(4)

Amount does not include available for sale long-term marketable securities of $27 million, $16 million, $37 million, $31 million, and $188 million, as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

(5)	Refer to “Note 9— Debt” in the notes to the consolidated financial statements in Item 8 for information regarding our long-term debt.
(6)

Refer to our consolidated statements of changes in stockholders’ equity and “Note 15— Stockholders’ Equity” in the notes to the consolidated financial statements in Item 8 for additional information on changes to our stockholders’ equity.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. TripAdvisor, our flagship brand, is the world’s largest travel site based on monthly unique visitors, and its mission is to help people around the world plan, book and experience the perfect trip. We accomplish this by, among other things, aggregating millions of members’ reviews and opinions about destinations, accommodations, activities and attractions, and restaurants worldwide, thereby creating the foundation for a unique platform that enables users to research and plan their travel experiences. Our platform also enables users to compare real-time pricing and availability for these experiences as well as to book hotels, flights, cruises, vacation rentals, tours, activities and attractions, and restaurants, either on a TripAdvisor site or mobile app, or on the site or app of one of our travel partner sites.

Our TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide. Our TripAdvisor-branded websites reached 455 million average monthly unique visitors in our seasonal peak during the year ended December 31, 2017, according to our internal log files. We currently feature approximately 600 million reviews and opinions on approximately 7.5 million places to stay, places to eat and things to do – including approximately 1.2 million hotels, inns, B&Bs and specialty lodging, 750,000 vacation rentals, 4.6 million restaurants and 915,000 activities and attractions worldwide.

In addition to the flagship TripAdvisor brand, we manage and operate 20 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry. For additional information about our portfolio of brands and our business model, see the disclosure set forth in Part I, Item 1. “Business”, under the caption “Overview.”

Our reporting structure includes two reportable segments: Hotel and Non-Hotel. Our Non-Hotel segment consists of our Attractions, Restaurants and Vacation Rentals businesses. Financial information and additional descriptive information related to our segments and geographic information is contained in “Note 17 — Segment and Geographic Information,” in the notes to our consolidated financial statements in Item 8 and below.

Executive Financial Summary and Trends

As the largest online travel platform, we believe we are an attractive marketing channel for travel partners—including hotel chains, independent hoteliers, online travel agencies, or OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers— who seek to sell their products and services to our large user base. We offer users the ability to do real-time price comparison through our metasearch feature, as well as the ability to book hotels, flights, cruises, vacation rentals, tours, activities and attractions, and restaurants either directly on our website or mobile app through our instant booking feature or on one of our travel partner sites.

Tax Reform

The 2017 Tax Act was signed into law on December 22, 2017, and has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income (GILTI). These changes are effective beginning January 1, 2018.

The 2017 Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the “Transition Tax”).

Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, during the year ended December 31, 2017, we recorded a charge totaling $73 million related to our current estimate of the provisions of the 2017 Tax Act, principally due to the Transition Tax. The Transition Tax, recorded of $67 million, will be paid over an eight-year period, starting in 2018, and will not accrue interest. We also recorded a charge of $6 million for the remeasurement of our net deferred tax assets. These estimates are reflected in our financial results in accordance with Staff Accounting Bulletin No. 118 (“SAB 118"), which provides for a measurement period to complete the accounting for certain elements of the tax reform. Refer to “Note 10 - Income Taxes” in the notes to the consolidated financial statements in Item 8 for further information on the financial statement impact of the 2017 Tax Act. As we complete our analysis of the 2017 Tax Act and interpret additional guidance issued with respect to the 2017 Tax Act, we may make adjustments to provisional amounts.

Current Trends in Our Business

The online travel industry is large and growing and remains highly dynamic and competitive.

Hotel Segment

During 2017, we continued to improve the hotel shopping experience on TripAdvisor by, among other things, launching a redesigned TripAdvisor website and mobile application and making it easier for our users to find the lowest hotel prices. We have and will continue to seek new ways to provide a more comprehensive hotel shopping experience, by improving content on destinations, properties and rooms, optimizing the room selection process and helping users find the best prices with our hotelier and OTA partners. On the supply side, we continue to on-board more partners that have unique brand, supply or room pricing to provide consumers a more comprehensive selection of accommodations in order to drive higher repeat usage and conversion of hotel shoppers to bookings and higher cost-per-click rates on our platform.

 We compete with other travel companies and search engines for hotel shoppers, which we define as the users who view TripAdvisor hotel pages. Hotel shoppers from unpaid online marketing channels, such as users that navigate directly to our homepage or applications through branded search queries on search engines, are of the highest value to our business. Over time, increased competition has resulted in hotel shoppers visiting our websites and applications from paid online marketing channels, such as SEM, to grow faster than traffic from unpaid online marketing channels, such as SEO, thereby increasing our aggregate cost of hotel shopper acquisition. Following the launch of our redesigned website, our new hotel shopping experience, we launched a brand advertising campaign, or television campaign, in June 2017 aimed at increasing usage of TripAdvisor as a place to find and book the best hotels at the lowest prices. We also continue to leverage a number of other marketing channels, both paid and unpaid, to achieve this objective, including online efforts such as social media and cost relationship management or CRM, as well as offline efforts such as TripAdvisor-branded advertising campaigns. Our television campaign has been funded, in part, through optimization of our online marketing spend. We expect to continue to optimize our marketing investment mix, between online and offline channels based on the relative growth opportunity, the expected returns and the competitive environment in which we operate. We believe optimizing our marketing mix to include brand advertising will help TripAdvisor establish a more durable, long-lasting direct relationship with users shopping for hotels, with a greater long-term financial return than we would be able to achieve solely from online paid marketing. Our marketing strategy comes with a near-term trade-off, as online paid marketing may better enable us to generate a short-term hotel shopper and click-based and transaction revenue, whereas we expect our television advertising campaign to generate such returns over a longer timeframe, improving marketing efficiency and profit growth.

A key objective is to grow the number of hotel shoppers on our platform at or above our desired return on investment targets. In the year ended December 31, 2017, our average monthly unique hotel shoppers increased 7%, when compared to the same period in 2016, according to our internal log files. The increase is primarily due to the general trend of an increasing number of hotel shoppers visiting our websites and apps on mobile phones, as well as the success of our paid online marketing strategy, partially offset by marketing spend tradeoffs resulting from increased brand advertising investment in our television campaign, as discussed above.

Another key objective is to increase our revenue per hotel shopper. In the year ended December 31, 2017, our revenue per hotel shopper decreased 7%, when compared to the same period in 2016, primarily driven by partners bidding to lower CPCs in our click-based metasearch auction during the second half of the year, and the general trend of a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones. During the year ended December 31, 2017, the growth rate of hotel shoppers that visited our websites and apps on mobile phones continued to grow significantly faster than that of hotel shoppers using desktop and tablet devices. Mobile phones currently generate significantly lower revenue per hotel shopper compared to desktop and tablet devices. We believe that this monetization difference is due to a number of factors, including the reduced ability to achieve marketing attribution on the mobile phone for facilitating traffic to partner websites and applications; more limited advertising opportunities on smaller screen devices; our historic positioning as a place to read reviews; and general consumer purchasing patterns on mobile phones resulting in lower booking intent, lower conversion rates, lower cost-per-click bids from our travel partners, and lower average gross booking value. As a result, our growth in hotel shoppers on mobile phones has remained a headwind against our overall revenue per hotel shopper and our TripAdvisor-branded click-based and transaction revenue.

The general trend of increasing traffic to our websites and apps on mobile phones reduces our ability to grow TripAdvisor-branded display-based advertising revenue, as we believe prioritizing and preserving a cleaner user experience over increasing advertising units on smaller screen devices is the most appropriate way to engage more users on our mobile phone app. We continue to prioritize investment in product development in order to improve the mobile user experience, and to improve mobile phone traffic acquisition to increase our user base. We believe that, over the long-term, these efforts will result in increased usage and engagement, conversion of hotel shoppers to bookings for our hotel advertising partners and higher monetization rates for us.

Non-Hotel Segment

Our ongoing product efforts to deliver an end-to-end user experience extend to our Non-Hotel segment, which includes our Attractions, Restaurants, and Vacation Rentals businesses. Our key growth strategies have been to grow users, improve our products and grow bookable supply. We continued to deliver on those objectives during the year ended December 31, 2017, as monthly unique users to these pages on our websites and applications continued to grow, we enhanced our product experience on all devices, and we grew bookable supply on our platform in our Attractions and Restaurants businesses. Notably, we have been able to increasingly leverage strong user growth on the TripAdvisor-branded platform to drive increased bookings in our Attractions business. Additionally, our Attractions and Restaurants businesses have both experienced increased engagement and growth on mobile phones. In Vacation Rentals, as the business continues to shift from our subscription model to our free-to-list model, we have focused on delivering high-quality supply for users in order to drive conversion for partners on our platform. We continued to work to improve content and overall user experience across each business.

Continued successful execution of our key growth strategies and increased marketing and operating efficiencies primarily contributed to this segment’s revenue and profit growth during the year ended December 31, 2017, as compared to the same period in 2016. Our ongoing strategic objectives are to continue to enhance the user experience, to grow traffic and drive increased user engagement, to grow bookable supply, and to grow bookings in this segment.

Results of Operations

Selected Financial Data

(in millions, except per share amounts and percentages)

	Year ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenue	$1,556	$1,480	$1,492	5%	(1)%

Costs and expenses:
Cost of revenue	72	71	58	1%	22%
Selling and marketing	849	756	692	12%	9%
Technology and content	243	243	207	0%	17%
General and administrative	157	143	210	10%	(32)%
Depreciation	79	69	57	14%	21%
Amortization of intangible assets	32	32	36	0%	(11)%
Total costs and expenses	1,432	1,314	1,260	9%	4%
Operating income	124	166	232	(25)%	(28)%
Other income (expense):
Interest expense	(15)	(12)	(10)	25%	20%
Interest income and other, net	1	(3)	17	133%	(118)%
Total other income (expense), net	(14)	(15)	7	(7)%	(314)%
Income before income taxes	110	151	239	(27)%	(37)%
Provision for income taxes	(129)	(31)	(41)	316%	(24)%
Net income (loss)	$(19)	$120	$198	(116)%	(39)%
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.14)	$0.83	$1.38	(117)%	(40)%
Diluted	$(0.14)	$0.82	$1.36	(117)%	(40)%
Other financial data:
Adjusted EBITDA (1)	$331	$352	$466	(6)%	(24)%

(1) See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

	Year ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenue by Segment:	(in millions)
Hotel	$1,196	$1,190	$1,263	1%	(6)%
Non-Hotel	360	290	229	24%	27%
Total revenue	$1,556	$1,480	$1,492	5%	(1)%
Adjusted EBITDA by Segment (1):
Hotel	$286	$380	$472	(25)%	(19)%
Non-Hotel	45	(28)	(6)	261%	(367)%
Adjusted EBITDA Margin by Segment (2):
Hotel	24%	32%	37%
Non-Hotel	13%	(10)%	(3)%

(1)

Included in Adjusted EBITDA is a general and administrative expense allocation for each segment, which is based on the segment’s percentage of our total personnel costs, excluding stock-based compensation. Refer to “Note 17 — Segment and Geographic Information,” in the notes to our consolidated financial statements in Item 8 for more information.

(2)	We define “Adjusted EBITDA Margin by Segment”, as Adjusted EBITDA by segment divided by revenue by segment.

Hotel Segment

Our Hotel segment revenue increased $6 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to a $6 million increase in TripAdvisor-branded click-based and transaction revenue and a $10 million increase in TripAdvisor-branded display-based advertising and subscription revenue, partially offset by a decrease of $10 million in other hotel revenue, all of which are discussed below. Our Hotel segment revenue decreased $73 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to a $87 million decrease in TripAdvisor-branded click-based and transaction revenue, partially offset by growth of $10 million in TripAdvisor-branded display-based advertising and subscription revenue, and $4 million in other hotel revenue, all of which are discussed below.

Adjusted EBITDA and Adjusted EBITDA margin in our Hotel segment decreased $94 million and to 24%, respectively, during the year ended December 31, 2017, when compared to the same period in 2016, primarily due to costs related to our television campaign, which launched in June 2017, and also due to increased SEM and other online traffic acquisition costs during the first half of 2017, partially offset by cost efficiencies created through optimization of our online marketing spend during the second half of 2017. Adjusted EBITDA and Adjusted EBITDA margin in our Hotel segment decreased $92 million and decreased to 32%, during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to a decrease in Hotel segment revenue, which is discussed below, and increased operating costs, primarily driven by an increase in online traffic acquisition costs, partially offset by lower television advertising costs due to the cessation of our 2015 television advertising campaign in 2016.

The following is a detailed discussion of the revenue sources within our Hotel segment:

	Year ended December 31,			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Hotel:	(in millions)
TripAdvisor-branded click-based and transaction	$756	$750	$837	1%	(10%)
TripAdvisor-branded display-based advertising and subscription	292	282	272	4%	4%
Other hotel revenue	148	158	154	(6%)	3%
Total Hotel revenue	$1,196	$1,190	$1,263	1%	(6%)

TripAdvisor-branded Click-based and Transaction Revenue

TripAdvisor-branded click-based and transaction revenue includes cost-per-click-based advertising revenue from our TripAdvisor-branded websites as well as transaction-based revenue from our hotel instant booking feature. For the years ended December 31, 2017, 2016 and 2015, approximately 63%, 63% and 66%, respectively, of our total Hotel segment revenue was derived from our TripAdvisor-branded click-based and transaction revenue.  TripAdvisor-branded click-based and transaction revenue increased $6 million during the year ended December 31, 2017, when compared to the same period in 2016, primarily due to an increase in average monthly unique hotel shoppers of 7%, which was largely offset by a decrease of 7% in revenue per hotel shopper during the year ended December 31, 2017, which is explained below. TripAdvisor-branded click-based and transaction revenue decreased $87 million during the year ended December 31, 2016, when compared to the same period in 2015, primarily due to a decline of 15% in revenue per hotel shopper, partially offset by an increase in average monthly unique hotel shoppers of 6% during the year ended December 31, 2016, which is explained below.

Our largest source of Hotel segment revenue is click-based advertising revenue from our TripAdvisor-branded websites, which include links to our travel partners’ sites and contextually-relevant branded and related text links. Click-based advertising is generated primarily through our metasearch auction, a description of which follows. Our click-based travel partners are predominantly OTAs and hoteliers. Click-based advertising is generally priced on a cost-per-click, or CPC, basis, with payments to us from advertisers based on the number of users who click on each type of link or, in other words, the conversion of a hotel shopper to a paid click. CPC is the price that a partner is willing to pay us for a hotel shopper lead and is determined in a competitive process that enables our partners to submit CPC bids to have their rates and availability listed on our site. When a partner submits a CPC bid, they agree to pay us the bid amount each time a user subsequently clicks on the link to that partner’s website. Bids can be submitted periodically – as often as daily– on a property-by-property basis. Primary factors used to determine the placement of partner links on our site include, but are not limited to, room night price, the size of the bid relative to other bids, and other variables. CPCs are generally lower in markets outside the U.S. market, and hotel shoppers visiting via mobile phones currently monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet.

Our Hotel segment transaction-based revenue is comprised of revenue from our hotel instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission to TripAdvisor for a user that completes a hotel reservation via our website. This feature was rolled out in our two largest markets – the United States and the United Kingdom – in the third quarter of 2015, and we completed an accelerated and staged global rollout of this feature to all of our markets during the first half of 2016. Instant booking revenue is currently recognized under two different models: the consumption model and the transaction model. Under the consumption model, which currently represents the majority of our instant booking revenue, commission revenue is not recorded until such time as the traveler completes their stay, at which time our consumption partner is liable to us for commission payment. Under the transaction model commission revenue is recorded at the time a traveler books a hotel reservation on our site, as our transaction partner is liable for commission payments to us upon booking and the partner assumes the cancellation risk. OTA and hotel partner placement, as well as comparative hotel prices available to the traveler in the booking process under both models, is determined by a bidding process within our proprietary automated bidding system, that takes into account a number of variables, primarily hotel room prices, but also including other factors, such as conversion rates and commission rates, depending on the specific hotel selected. Instant booking commissions are primarily a function of average gross booking value generated from hotel reservations, cancellation rates experienced, and commission rates negotiated with each of our partners.

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

The below table summarizes our revenue per hotel shopper calculation and growth rate, in aggregate, for the periods presented (in millions, except calculated revenue per hotel shopper and percentages):

	Year ended December 31,			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	(in millions)
Revenue per hotel shopper:
TripAdvisor-branded click-based and transaction revenue	$756	$750	$837	1%	(10%)
Divided by: Total average monthly unique hotel shoppers for the year	1,768	1,645	1,555	7%	6%
	$0.43	$0.46	$0.54	(7%)	(15%)

2017 vs. 2016

Revenue per hotel shopper decreased 7% during the year ended December 31, 2017, when compared to the same period in 2016, according to our internal log files. The decrease was primarily driven by partners bidding to lower CPCs in our click-based metasearch auction during the second half of the year, and the general trend of a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones, which monetize at a lower rate than desktop hotel shoppers, which grew significantly faster than traffic from desktop and tablet devices, as well as dilution from product testing related to the second-quarter 2017 launch of our redesigned website and applications, and the timing of our instant booking feature rollout in certain non-U.S. markets during the first half of 2016.

Our aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites increased by 7% during the year ended December 31, 2017, when compared to the same period in 2016, according to our internal log files. The increase in hotel shoppers is primarily due to the general trend of an increasing number of hotel shoppers visiting our websites and apps on mobile phones, as well as growth in our paid online marketing channels, partially offset by marketing spend tradeoffs resulting from increased brand advertising investment in our television campaign, as discussed above.

2016 vs. 2015

Revenue per hotel shopper decreased 15% during the year ended December 31, 2016, when compared to the same period in 2015, according to our internal log files. We believe the primary drivers of this decrease included the dilutive effects from our global launch of our instant booking feature, which impacted 2016 to a greater extent than 2015 due to the timing of the staged rollout; a greater percentage of hotel shoppers visiting TripAdvisor websites and apps via mobile phones; challenging metasearch comparatives in early 2016 relative to the same periods in 2015; increased competition; macroeconomic and geopolitical factors, including foreign currency and a number of terrorism events.

Our aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites increased by 6% during the year ended December 31, 2016, when compared to the same period in 2015, according to our internal log files. The increase in hotel shoppers was primarily due to growth in our paid online marketing channels as well as the general trend of an increasing number of hotel shoppers visiting our websites and apps on mobile phones during 2016, which has grown significantly faster than traffic from desktop and tablet devices.

TripAdvisor-branded Display-based Advertising and Subscription Revenue

For the years ended December 31, 2017, 2016 and 2015, 24%, 24% and 22%, respectively, of our Hotel segment revenue was derived from our TripAdvisor-branded display-based advertising and subscription revenue, which primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue. Our TripAdvisor-branded display-based advertising and subscription revenue increased by $10 million or 4%, during each of the years ended December 31, 2017 and 2016, respectively, when compared to the same periods in 2016 and 2015.

2017 vs. 2016

The increase in display-based advertising revenue was primarily due to an increase in impressions sold, as well as an increase in pricing, partially offset by the general trend of an increasing percentage of our traffic visiting our websites and apps on mobile phones. While we continue to focus on new product initiatives to drive growth, our subscription revenue decreased slightly, primarily as we work to enhance our product offering to hoteliers and increase our sales pipeline in this business, in addition to hotel industry consolidation.

2016 vs. 2015

The increase in display-based advertising revenue was primarily due to a slight increase in pricing, as well as impressions sold during the year, while the increase in subscription revenue was a result of increased sales productivity in 2015 which also benefitted 2016, as well as increased pricing and improvements in customer retention rates.

Other Hotel Revenue

For the years ended December 31, 2017, 2016 and 2015, 12%, 13% and 12%, respectively, of our Hotel segment revenue was derived from other hotel revenues. Our other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as bookingbuddy.com, cruisecritic.com, and onetime.com, including click-based advertising revenue, display-based advertising revenue and room reservations sold through these websites.  Our other hotel revenue decreased by $10 million during the year ended December 31, 2017, when compared to the same period in 2016, primarily due to increased focus on return on marketing spend from paid marketing channels within this revenue stream. Our other hotel revenue increased $4 million during the year ended December 31, 2016, when compared to the same period in 2015.

Non-Hotel Segment

For the years ended December 31, 2017, 2016 and 2015, our Non-Hotel segment revenue accounted for 23%, 20% and 15%, respectively, of our total consolidated revenue. Our Non-Hotel segment revenue increased by $70 million or 24%, for the year ended December 31, 2017, when compared to the same period in 2016, driven by increased bookings in our Attractions and Restaurants businesses. Our Non-Hotel segment revenue increased $61 million, or 27%, during the year ended December 31, 2016 when compared to the same period in 2015, primarily driven by increased bookings across all businesses.

During this timeframe, strong revenue growth in our Attractions business has been driven by the following factors: growth in bookings sourced by TripAdvisor, growth in bookable supply, which leads to better consumer choice, as well as by growth in free and paid traffic sources. Another contributing factor is the improved shopping experience from the introduction of new features, such as attractions instant booking for mobile phone, which enables users to purchase tickets and tours seamlessly without leaving the mobile app. These factors are all contributing to more consumer choice, increased bookings and continued revenue growth. Similarly, in our Restaurants business, continued strong revenue growth can be attributed to increased bookings in our most established markets, expansion into new markets, growth in mobile bookings, a continually improving user experience and an increase in bookable supply of restaurant listings. Revenue in our Vacation Rentals business decreased slightly during the year ended December 31, 2017, when compared to the same period in 2016, primarily due to the continued migration of our subscription model to our free-to-list model, which we believe will have a longer term return to the business, in addition to slower growth in our free-to-list revenues than 2016. Revenue in our Vacation Rentals business increased during the year ended December 31, 2016, when compared to the same period in 2015, primarily due to growth in our free-to-list model and increased bookings during the year.

Adjusted EBITDA and Adjusted EBITDA margin in our Non-Hotel segment increased $73 million and to 13%, respectively, during the year ended December 31, 2017, when compared to the same period in 2016. This increase was primarily due to increased revenue growth, in addition to increased efficiencies in paid online marketing channels and other operational synergies across our Attractions and Vacation Rentals businesses, partially offset by increased personnel and overhead costs to support growth in this segment for the year ended December 31, 2017. Adjusted EBITDA in our Non-Hotel segment decreased $22 million during the year ended December 31, 2016, when compared to the same period in 2015. The decrease during the year ended December 31, 2016, when compared to the same period in 2015, was primarily due to increased personnel and overhead costs of $47 million, in addition to increased online traffic acquisition costs and merchant credit card and transaction fees, which more than offset the increase in revenue.

Revenue by Geography

The following table presents our revenue by geographic region. Revenue by geography is based on the geographic location of our websites:

	Year ended December 31,			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	(in millions)
Revenue by geographic region (1):
United States	$877	$800	$739	10%	8%
Europe	415	411	432	1%	(5%)
ROW	264	269	321	(2%)	(16%)
Total	$1,556	$1,480	$1,492	5%	(1%)

(1)

In the first quarter of 2017, we reclassified Canada, Middle East, Africa, Asia-Pacific (“APAC”) and Latin America (“LATAM”) into rest of world (“ROW”) when presenting our revenue by geographic region. Prior period amounts were reclassified to conform to the current presentation. This change had no effect on our consolidated financial statements in any reporting period.

Our U.S. revenue increased $77 million or 10%, during the year ended December 31, 2017, when compared to the same period in 2016. U. S. revenue represented 56% of total revenue during the year ended December 31, 2017. This revenue increase in the U.S. was due primarily to growth in our Attractions business, as well as an increase in U.S. TripAdvisor-branded click-based and transaction revenue, driven by growth in U.S. revenue per hotel shopper. Our U.S. revenue increased $61 million or 8%, during the year ended December 31, 2016, when compared to the same period in 2015. U. S. revenue represented 54% of total revenue during the year ended December 31, 2016. This revenue increase in U.S. was due primarily to growth in our Attractions business and our U.S. display-based advertising and subscription revenue.

Revenue outside of the U.S., or non-U.S. revenue, decreased $1 million during the year ended December 31, 2017, when compared to the same period in 2016. Non-U.S. revenue decreased $73 million or 10%, during the year ended December 31, 2016, when compared to the same period in 2015. Non-U.S. revenue represented approximately 44%, 46%, and 50% of total revenue during the years ended December 31, 2017, 2016, and 2015, respectively. The decline in our non-U.S. revenue, as a percentage of total revenue during these periods, was primarily driven by the factors noted in the growth of our U.S. revenue discussed above, as well as the timing of our instant booking feature rollout in non-U.S. markets during the first half of 2016, and its associated dilutive impact to Trip-Advisor-branded click-based and transaction revenue, as compared to the rollout in our U.S. market, which was completed in the third quarter of 2015, and to a lesser extent foreign currency fluctuations.

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

	Year ended December 31,			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	(in millions)
Direct costs	$53	$51	$43	4%	19%
Personnel and overhead	19	20	15	(5%)	33%
Total cost of revenue	$72	$71	$58	1%	22%
% of revenue	4.6%	4.8%	3.9%

2017 vs. 2016

Cost of revenue increased $1 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to increased direct costs from merchant credit card and transaction fees in our Non-Hotel segment, as a result of revenue growth.

2016 vs. 2015

Cost of revenue increased $13 million during the year ended December 31, 2016, when compared to the same periods in 2015, primarily due to increased direct costs from merchant credit card and transaction fees of $5 million in our Non-Hotel segment, as a result of revenue growth, and to a lesser extent increased personnel costs from increased headcount needed to support business growth and customer support primarily in our Non-Hotel segment.

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising, television and other offline advertising, promotions and public relations. In addition, our sales and marketing expenses consist of indirect costs such as personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation expense and bonuses for sales, sales support, customer support and marketing employees.

	Year ended December 31,			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	(in millions)
Direct costs	$639	$554	$514	15%	8%
Personnel and overhead	210	202	178	4%	13%
Total selling and marketing	$849	$756	$692	12%	9%
% of revenue	54.4%	51.1%	46.4%

2017 vs. 2016

Direct selling and marketing costs increased $85 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to costs incurred related to the launch of our new television campaign in June of 2017, as well as an increase in SEM and other online traffic acquisition costs of $19 million, driven by our Hotel segment during the first half of 2017, partially offset by a decrease in other advertising costs. We spent $74 million on our television advertising campaign during the year ended December 31, 2017 in our Hotel segment, which we did not incur during the year ended December 31, 2016.

2016 vs. 2015

Direct selling and marketing costs increased $40 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to increased SEM and other online traffic acquisition costs of $79 million primarily driven by our Hotel segment, partially offset by a decrease in costs related to the cessation of our television advertising campaign. We spent $51 million on our television advertising campaign during the year ended December 31, 2015 in our Hotel segment, which we did not incur during the year ended December 31, 2016.  Personnel and overhead costs increased $24 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to an increase in headcount in our Non-Hotel segment, which was needed to support business growth.

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

	Year ended December 31,			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	(in millions)
Personnel and overhead	$219	$213	$174	3%	22%
Other	24	30	33	(20%)	(9%)
Total technology and content	$243	$243	$207	0%	17%
% of revenue	15.6%	16.4%	13.9%

2017 vs. 2016

Technology and content costs remained flat during the year ended December 31, 2017 when compared to the same period in 2016. Personnel and overhead costs increased $6 million during the year ended December 31, 2017, when compared to the same period in 2016, primarily to support our mobile phone and website initiatives, as well as to support business growth, partially offset by a decrease in contingent staff costs. Other costs decreased by $6 million during the year ended December 31, 2017, when compared to the same period in 2016, primarily due to a decrease in content translation costs.

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

	Year ended December 31,			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	(in millions)
Personnel and overhead	$116	$101	$106	15%	(5%)
Professional service fees and other	41	42	104	(2%)	(60%)
Total general and administrative	$157	$143	$210	10%	(32%)
% of revenue	10.1%	9.7%	14.1%

2017 vs. 2016

General and administrative costs increased $14 million during the year ended December 31, 2017, when compared to the same period in 2016. Personnel costs and overhead costs increased $15 million during the year ended December 31, 2017, when compared to the same period in 2016, primarily related to an increase in stock-based compensation of $10 million. Professional service fees and other decreased $1 million during the year ended December 31, 2017, when compared to the same period in 2016, primarily due to a decrease in consulting costs and non-income taxes, partially offset by an increase in bad debt costs.

2016 vs. 2015

General and administrative costs decreased $67 million during the year ended December 31, 2016, when compared to the same period in 2015. Personnel costs and overhead costs decreased $5 million during the year ended December 31, 2016, when compared to the same period in 2015. Professional service fees and other also decreased $62 million during the year ended December 31, 2016, when compared to the same period in 2015, primarily due to a non-cash charitable contribution of $67 million during the year ended December 31, 2015, which did not reoccur in 2016, partially offset by increased consulting costs, non-income taxes, and bad debt expense. Refer to “Note 17 – Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 and below discussion in “Adjusted EBITDA”, for a discussion of this charitable contribution.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, our corporate headquarters building and amortization of capitalized software and website development costs.

	Year ended December 31,
	2017	2016	2015
	(in millions)
Depreciation	$79	$69	$57
% of revenue	5.1%	4.7%	3.8%

Depreciation expense increased $10 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to increased amortization related to capitalized software and website development costs of $8 million. Depreciation expense increased $12 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to increased amortization related to capitalized software and website development costs of $9 million and incremental depreciation on our corporate headquarters building of $1 million. Refer to “Note 13— Commitments and Contingencies” in the notes to our consolidated financial statements in Item 8 for additional information on our corporate headquarters asset.

Amortization of Intangible Assets

Amortization consists of the amortization of purchased definite-lived intangibles.

	Year ended December 31,
	2017	2016	2015
	(in millions)
Amortization of intangible assets	$32	$32	$36
% of revenue	2.0%	2.2%	2.4%

Amortization of intangible assets remained flat during the year ended December 31, 2017 when compared to the same period in 2016. Amortization of intangible assets decreased $4 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to the completion of amortization related to certain intangible assets from previous business acquisitions. Refer to “Note 3— Acquisitions and Dispositions” in the notes to our consolidated financial statements in Item 8 for additional information on our acquisitions.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2015 Credit Facility, 2016 Credit Facility, and Chinese Credit Facilities, as well as interest on our financing obligation related to our corporate headquarters.

	Year ended December 31,
	2017	2016	2015
	(in millions)
Interest expense	$(15)	$(12)	$(10)

Interest expense increased $3 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to an increase in interest incurred due to higher average outstanding borrowings and effective interest rates during the year ended December 31, 2017, primarily on our 2015 Credit Facility. Interest expense increased $2 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to an increase of $3 million in interest imputed on our financing obligation related to our corporate headquarters lease in 2016, partially offset by a decrease in interest incurred due to lower average outstanding borrowings during the year ended December 31, 2016, primarily on our 2015 Credit Facility. Refer to “Note 9— Debt” and “Note 13— Commitments and Contingencies” in the notes to our consolidated financial statements in Item 8 for additional information on our borrowing facilities and our financing obligation related to our corporate headquarters, respectively.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned and amortization of discounts and premiums on our marketable securities, net foreign exchange gains and losses, and gains and losses on sales of our marketable securities and sale of businesses.

	Year ended December 31,
	2017	2016	2015
	(in millions)
Interest income and other, net	$1	$(3)	$17

2017 vs. 2016

Interest income and other, net increased $4 million during the year ended December 31, 2017, when compared to the same period in 2016, primarily due to an increase in net foreign currency transaction gains of $6 million, as a result of the fluctuation of foreign exchange rates, partially offset by a loss of $2 million related to one of our cost-method investments recognized during the year ended December 31, 2017.

2016 vs. 2015

Interest income and other, net decreased during the year ended December 31, 2016, when compared to the same period in 2015, primarily due to a $20 million gain from sale of business of one of our Chinese subsidiaries in 2015 that did not reoccur in 2016.

Provision for Income Taxes

	Year ended December 31,
	2017	2016	2015
	(in millions)
Provision for income taxes	$129	$31	$41
Effective tax rate	117.3%	20.5%	17.2%

On December 22, 2017, the 2017 Tax Act was signed into United States tax law. The legislation significantly changes U.S. tax law by, among other provisions, lowering corporate income tax rates, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The 2017 Tax Act permanently reduces the U.S.

corporate income tax rate from 35% to 21%, effective January 1, 2018. Certain income tax effects of the 2017 Tax Act, including $67 million of tax expense recorded for the Transition Tax, and $6 million recorded for the remeasurement of our net deferred tax assets, are reflected in our financial results in accordance with SAB 118, which provides for a measurement period to complete the accounting for certain elements of the tax reform. Refer to “Note 10 - Income Taxes” in the notes to our consolidated financial statements in Item 8 for further information on the financial statement impact of the 2017 Tax Act.

Our effective tax rate is higher than the federal statutory rate in the United States primarily due to the mandatory deemed repatriation of accumulated foreign earnings and the remeasurement of our deferred tax assets and liabilities as a result of the recent U.S. tax reform, foreign valuation allowances, and non-deductible stock based compensation. This is partially offset by earnings in jurisdictions outside the United States, where our effective tax rate is lower.

2017 vs. 2016

          Our effective tax rate increased to 117.3% during the year ended December 31, 2017 from 20.5% in the same period in 2016. The change in the effective tax rate for 2017 compared to the 2016 rate was primarily due to the mandatory deemed repatriation of accumulated foreign earnings and the remeasurement of our deferred tax assets and liabilities as a result of the recent U.S. tax reform, foreign valuation allowances, and non-deductible stock based compensation.

2016 vs. 2015

Our effective tax rate increased to 20.5% during the year ended December 31, 2016 from 17.2% in the same period in 2015. The change in the effective tax rate for 2016 compared to the 2015 rate was primarily due to a change in jurisdictional earnings, which includes a non-cash charitable contribution during the year ended December 31, 2015, which did not reoccur in 2016, and the recognition of prior year tax benefits in response to a recent U.S. Tax Court ruling in regards to Altera Corporation on the treatment of stock-based compensation in cost-sharing arrangements. Refer to “Note 10 - Income Taxes” in the notes to our consolidated financial statements in Item 8 for further information on the impact of this Tax Court ruling.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we also disclose Adjusted EBITDA, which is a non-GAAP financial measure. A “non-GAAP financial measure” refers to a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in such company’s financial statements.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Net income (loss)	$(19)	$120	$198
Add: Provision for income taxes	129	31	41
Add: Other expense (income), net	14	15	(7)
Add: Other non-recurring expenses	-	-	2
Add: Non-cash charitable contribution (1)	-	-	67
Add: Stock-based compensation	96	85	72
Add: Amortization of intangible assets	32	32	36
Add: Depreciation	79	69	57
Adjusted EBITDA	$331	$352	$466

(1)

During the fourth quarter of 2015, we incurred an expense in the amount of $67 million to reflect a non-cash contribution to The TripAdvisor Charitable Foundation (the “Foundation”), which was recorded to general and administrative expense in our consolidated statement of operations. We settled this obligation in treasury shares based on the fair value of our common stock on the date the shares were issued to the Foundation. Given the use of stock to settle the obligation, the amount has been excluded from Adjusted EBITDA. TripAdvisor does not expect to make any future contributions to the Foundation. Refer to “Note 17 – Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 for a discussion of this charitable contribution.

Liquidity and Capital Resources

Our principal source of liquidity is cash flows generated from operations, although liquidity needs can also be met through drawdowns under our credit facilities, which are discussed below. As of December 31, 2017 and 2016, we had $735 million and $746 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable securities. As of December 31, 2017 approximately $518 million of our cash and cash equivalents, and $62 million of short and long-term available-for-sale marketable securities, were held by our international subsidiaries outside of the United States, with the majority in the United Kingdom. As of December 31, 2017 the majority of total cash on hand is denominated in U.S. dollars.

As of December 31, 2017, we had outstanding borrowings of $230 million in long-term debt, within our U.S subsidiaries, and approximately $967 million of borrowing capacity available under our 2015 Credit Facility. The weighted average rate of our outstanding borrowings under the 2015 Credit Facility as of December 31, 2017 was

2.74% per annum, under a one-month interest period, which will reset periodically. Refer to “Note 20— Subsequent Events” in the notes to our consolidated financial statements in Item 8 for additional information on the subsequent repayment of our $230 million of outstanding borrowings under our 2015 Credit Facility in 2018. In addition, we had $73 million borrowing capacity available under our 2016 Credit Facility with no outstanding borrowing as of December 31, 2017. Finally, as of December 31, 2017, we had short-term borrowings of $7 million and approximately $33 million of available borrowing capacity under our Chinese Credit Facilities, which bear interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with the market condition at the time of borrowing, or a weighted average rate of 5.00%. For further discussion on our credit facilities, see below, and also refer to “Note 9— Debt” in the notes to our consolidated financial statements in Item 8.

Cumulative undistributed earnings of foreign subsidiaries totaled approximately $882 million as of December 31, 2017. Subsequent to December 31, 2017, on February 2, 2018, TripAdvisor made a one-time repatriation of $325 million of foreign earnings to the United States primarily to repay our remaining outstanding borrowings under the 2015 Credit Facility. Refer to “Note 20— Subsequent Events” in the notes to our consolidated financial statements in Item 8 for additional information on this repatriation. TripAdvisor intends to indefinitely reinvest the remaining foreign undistributed earnings of $557 million, although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes or tax benefits. The amount of any unrecognized deferred income tax on this temporary difference is not material.

Certain transactions have seasonal fluctuations that affect the timing of our annual cash flows related to working capital. In our Vacation Rentals free-to-list model and our Attractions business, we receive cash from travelers at the time of booking and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the suppliers, or the vacation rental owners and tour providers, respectively, after the travelers’ use. Therefore, we receive cash from the traveler prior to paying the supplier and this operating cycle represents a working capital source or use of cash to us. During the first half of the year vacation rentals and attractions bookings typically exceed stays and tour-taking, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. While we expect the impact of seasonal fluctuations to continue, further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

On February 15, 2013, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. During the year ended December 31, 2015, we did not repurchase any shares of outstanding common stock under the share repurchase program. During the year ended December 31, 2016, we repurchased 2,002,356 shares of outstanding common stock under the share repurchase program at an average cost of $52.35 per share, or $105 million, and completed this share repurchase program. On January 25, 2017, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a new share repurchase program. During the year ended December 31, 2017, we repurchased a total of 6,079,003 shares of the Company’s outstanding common stock at an average share price of $41.13, or $250 million in the aggregate, and completed this share repurchase program.

On January 31, 2018, TripAdvisor’s Board of Directors authorized up to $250 million of share repurchases. This new repurchase program has no expiration but may be suspended or terminated by the Board of Directors at any time. Refer to “Note 20— Subsequent Events” in the notes to our consolidated financial statements in Item 8 for additional information on this repurchase program.

We believe that our available cash and marketable securities, combined with expected cash flows generated by operating activities and available cash from our credit facilities, will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions, share repurchases, and/or other expenditures in support of our business strategy; thus potentially reducing our cash balance and/or increasing our debt. We expect total capital expenditures for 2018 to be comparable to our 2017 spending levels.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Net cash provided by (used in):
Operating activities	$238	$321	$418
Investing activities	6	(163)	(58)
Financing activities	(200)	(143)	(189)

2017 vs. 2016

Operating Activities

For the year ended December 31, 2017, net cash provided by operating activities decreased by $83 million or 26% when compared to the same period in 2016, primarily due to a decrease in net income of $139 million and a net decrease in working capital movements of $14 million, partially offset by an increase in non-cash items affecting cash flow of $70 million which is primarily due to an increase in the following items: deferred tax expenses; stock-based compensation; and depreciation. The decrease in working capital movements of $14 million was primarily due to timing of collection of receivables, income tax payments, vendor payments, and deferred merchant payments.

Investing Activities

For the year ended December 31, 2017, net cash provided by investing activities increased by $169 million when compared to the same period in 2016, primarily due to a net increase in cash provided from the purchases, sales and maturities of our marketable securities of $120 million, a decrease in cash paid for business acquisitions of $43 million and a decrease in capital expenditures of $8 million.

Financing Activities

For the year ended December 31, 2017, net cash used in financing activities increased by $57 million when compared to the same period in 2016, primarily due to an increase of $145 million in cash used in 2017 to purchase shares of our common stock under our authorized share repurchase program in 2017, net new borrowings on our 2016 Credit Facility of $73 million in 2016 which was subsequently repaid in 2017, net borrowings under our Chinese Credit Facility of $6 million in 2016 which did not reoccur in 2017, partially offset by an increase in net borrowings under our 2015 Credit Facility of $246 million for the year ended December 31, 2017, when compared to the same period in 2016. Refer to the discussion of our credit facilities below.

2016 vs. 2015

Operating Activities

For the year ended December 31, 2016, net cash provided by operating activities decreased by $97 million or 23% when compared to the same period in 2015, primarily due to a decrease in net income of $78 million and a decrease in working capital movements of $11 million, which was primarily due to timing of collection of receivables, income tax payments, vendor payments, and deferred merchant payments.

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

Financing Activities

For the year ended December 31, 2016, net cash used in financing activities decreased by $46 million when compared to the same period in 2015, primarily due to: (i) a repayment of our 2011 credit facility of $300 million in 2015, (ii) a decrease in borrowings of $186 million in 2016 from our 2015 Credit Facility, (iii) incremental borrowings of $3 million and a decrease in repayments of $40 million in 2016 on our Chinese Credit Facilities, (iv) a decrease in tax withholding payments of $58 million and cash received for stock option exercises of $5 million in 2016 primarily related to a decrease in the number of stock options exercised and lower average stock price in 2016, and (v) borrowings on our 2016 Credit Facility of $73 million in 2016; partially offset by (i) an increase in repayments of $120 million in 2016 related to our 2015 Credit Facility, (ii) payments of $105 million for common stock share repurchases under an authorized share repurchase program in 2016, and (iii) $12 million in lease incentive payments received related to our corporate headquarters in 2015 that did not reoccur in 2016.

The following table aggregates our material contractual obligations and minimum commercial commitments as of December 31, 2017:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
2015 Credit Facility and Chinese Credit Facilities (1)	$237	$7	$—	$230	$—
Expected interest and commitment fee payments on 2015 Credit Facility (2)	34	7	16	11	—
Property leases, net of sublease income (3)	228	28	53	51	96
Total (4)(5)	$499	$42	$69	$292	$96

(1)

Debt repayment amounts assume that our existing debt under our 2015 Credit Facility, or $230 million, is repaid at the end of the credit agreement and do not assume additional borrowings or refinancing of existing debt. Refer to “Note 9— Debt” in the notes to the consolidated financial statements in Item 8 for additional information on our 2015 Credit Facility and Chinese Credit Facilities. Refer to “Note 20— Subsequent Events” in the notes to our consolidated financial statements in Item 8 for additional information on the subsequent repayment of our outstanding borrowings under our 2015 Credit Facility in 2018.

(2)

Expected interest payments on the 2015 Credit Facility are based on the effective interest rate and outstanding borrowings as of December 31, 2017, but could change significantly in the future. Amounts assume that our existing debt is repaid at the end of the credit agreement and do not assume additional borrowings or refinancing of existing debt. Expected commitment fee payments are based on the unused portion of credit facility, issued letters of credit, and current effective commitment fee rate as of December 31, 2017; however, these variables could change significantly in the future. Refer to “Note 9— Debt” in the notes to our consolidated financial statements in Item 8 for additional information on our 2015 Credit Facility.

(3)

Estimated future minimum rental payments under operating leases with non-cancelable lease terms, including our corporate headquarters lease in Needham, MA. Refer to discussion under “Office Lease Commitments” below.

(4)

Excluded from the table was $127 million of unrecognized tax benefits, including interest, that we have recorded in other long-term liabilities for which we cannot make a reasonably reliable estimate of the amount and period of payment. We do not anticipate any material changes in the next year. Also excluded from the table was $61 million of estimated Transition Tax related to the 2017 Tax Act recorded in long-term liabilities on the consolidated balance sheet at December 31, 2017, that we believe the majority will be paid more than five years from December 31, 2017. Refer to “Note 10 - Income Taxes” in the notes to our consolidated financial statements in Item 8 for further discussion of these amounts.

(5)    Excluded from the table was $3 million of undrawn standby letters of credit, related to our property leases.

2015 Credit Facility

In June 2015, we entered into a five year credit agreement with a group of lenders which, among other things, provided for a $1 billion unsecured revolving credit facility (the “2015 Credit Facility”) and immediately borrowed

$290 million. In May 2017, the 2015 Credit Facility was amended to, among other things, (i) increase the aggregate amount of revolving loan commitments available from $1.0 billion to $1.2 billion; and (ii) extend the maturity date of the 2015 Credit Facility from June 26, 2020 to May 12, 2022 (the “First Amendment”). Borrowings under the 2015 Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on the Company’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on the Company’s leverage ratio. The Company may borrow from the revolving credit facility in U.S dollars, Euros and British pound sterling.

During the year ended December 31, 2017, the Company borrowed an additional $435 million and repaid $296 million of our outstanding borrowings under the 2015 Credit Facility. These net borrowings during the year were primarily used to repurchase shares of our outstanding common stock under the Company’s repurchase program, which is described in “Note 15 - Stockholders Equity” in the notes to the consolidated financial statements in Item 8. As of December 31, 2017, based on the Company’s leverage ratio, our borrowings bear interest at LIBO rate; plus an applicable margin of 1.25%, or the Eurocurrency Spread. The Company was borrowing under a one-month interest rate period or a weighted average rate of 2.74% per annum as of December 31, 2017, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period. We are also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of December 31, 2017, our unused revolver capacity was subject to a commitment fee of 0.15%, given the Company’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of December 31, 2017, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. During the year ended December 31, 2016, the Company borrowed an additional $101 million and repaid $210 million of our outstanding borrowings on the 2015 Credit Facility.

There is no specific repayment date prior to the maturity date for borrowings under this credit agreement. We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify borrowings under this facility as long-term debt as of December 31, 2017. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. As of December 31, 2017, we were in compliance with all of our debt covenants.

2016 Credit Facility

In September 2016, we entered into an uncommitted facility agreement which provides for a $73 million unsecured revolving credit facility (the “2016 Credit Facility”) with no specific expiration date. The 2016 Credit Facility is available at the Lender’s discretion and can be canceled at any time. Repayment terms for borrowings under the 2016 Credit Facility are generally one to six month periods, or such other periods as the parties may mutually agree, and bear interest at LIBOR plus 112.5 basis points. The Company may borrow from the 2016 Credit Facility in U.S dollars only and we may voluntarily repay any outstanding borrowing at any time without premium or penalty. Any overdue amounts under or in respect of the 2016 Credit Facility not paid when due shall bear interest in the case of principal at the applicable interest rate plus 1.50% per annum. There are no specific financial or incurrence covenants.

We borrowed $73 million from this uncommitted credit facility in September 2016, which was included in current portion of debt on our consolidated balance sheet as of December 31, 2016. These funds were used for general working capital needs of the Company, primarily for partial repayment of our 2015 Credit Facility. The Company repaid all outstanding borrowings during the first three months of 2017 and as of December 31, 2017, we had no outstanding borrowings under the 2016 Credit Facility.

Chinese Credit Facilities

In addition to our 2015 Credit Facility and 2016 Credit Facility, we maintain two credit facilities in China (jointly, the “Chinese Credit Facilities”).

We are parties to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Borrowings under our Chinese Credit Facility—BOA generally bears interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with the market condition at the time of borrowing. As of December 31, 2017 and December 31, 2016, there were no outstanding borrowings under our Chinese Credit Facility—BOA.

We are also parties to a RMB 70,000,000 (approximately $10 million), one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). Our Chinese Credit Facility—JPM generally bears interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with the market condition at the time of borrowing. As of both December 31, 2017 and December 31, 2016, we had $7 million of outstanding borrowings from the Chinese Credit Facility – JPM at a weighted average rate of 5.00% and 4.35%, respectively.

Office Lease Commitments

In June 2013, we entered into a lease, for a new corporate headquarters (the “Lease”). Pursuant to the Lease, the landlord built an approximately 280,000 square foot rental building in Needham, Massachusetts (the “Premises”), and leased the Premises to the Company as our new corporate headquarters for an initial term of 15 years and 7 months or through December 2030. The Company also has an option to extend the term of the Lease for two consecutive terms of five years each.

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

Upon completion of construction at end of the second quarter of 2015, we evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under GAAP. We concluded that we have forms of continued economic involvement in the facility, and therefore did not meet the provisions for sale-leaseback accounting. This determination was based on the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Therefore, the Lease is accounted for as a financing obligation. Accordingly, we began depreciating the building asset over its estimated useful life and incurring interest expense related to the financing obligation imputed using the effective interest rate method. We bifurcate our lease payments pursuant to the Premises into: (i) a portion that is allocated to the building (a reduction to the financing obligation) and; (ii) a portion that is allocated to the land on which the building was constructed. The portion of the lease obligations allocated to the land is treated as an operating lease that commenced in 2013. The lease costs allocated to the land are recognized as rent expense on a straight-line basis over the term of the lease and are recorded in general and administrative expense in the consolidated statements of operations. The financing obligation is considered a long-term finance lease obligation and is recorded to other long-term liabilities on our consolidated balance sheet. At the end of the lease term, the carrying value of the building asset and the remaining financing obligation are expected to be equal, at which time we may either surrender the leased asset as settlement of the remaining financing obligation or extend the initial term of the lease for the continued use of the asset. In the years ended December 31 2017, 2016, and 2015, the Company recorded $7 million, $7 million, and $4 million of interest expense, respectively, $3 million, $3 million, and $2 million of depreciation expense, respectively, and $2 million, $2 million, $1 million, of rent expense in general and administrative expense on our consolidated statements of operations, respectively, related to the Premises.

We also lease an aggregate of approximately 450,000 square feet of office space at approximately 40 other locations across North America, Europe and Asia Pacific, in cities such as, New York, Boston, London, Sydney, Barcelona, Paris, and Beijing, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in June 2027.

As of December 31, 2017, future minimum commitments under our corporate headquarters lease and other non-cancelable operating leases for office space with terms of more than one year and contractual sublease income were as follows:

Year	Corporate Headquarters Lease (1)	Other Operating Leases	Sublease Income	Total Lease Commitments (Net of Sublease Income)
	(in millions)
2018	$9	$22	$(3)	$28
2019	9	21	(3)	27
2020	9	19	(2)	26
2021	10	17	(2)	25
2022	10	17	(1)	26
Thereafter	77	19	—	96
Total	$124	$115	$(11)	$228

(1)

Amount includes an $84 million financing obligation, which we have recorded in other long-term liabilities on our consolidated balance sheet at December 31, 2017, related to our corporate headquarters lease.

Off-Balance Sheet Arrangements

As of December 31, 2017, other than the items discussed above, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

          On December 22, 2017, the 2017 Tax Act was signed into United States tax law. The legislation significantly changes U.S. tax law by, among other provisions, lowering corporate income tax rates, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The 2017 Tax Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Certain income tax effects of the 2017 Tax Act, including $67 million of Transition Tax, and $6 million recorded for the remeasurement of our net deferred tax assets, are reflected in our financial results in accordance with SAB 118, which provides for a measurement period to complete the accounting for certain elements of the tax reform.

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

          By virtue of previously filed consolidated income tax returns filed with Expedia, we are currently under an IRS audit for the 2009, 2010, and short-period 2011 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the short-period 2011, 2012 and 2013 tax years and have commenced an employment tax audit with the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of December 31, 2017, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

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

Additionally, we continue to accumulate positive cash flows in foreign jurisdictions, which we consider indefinitely reinvested, although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments.

Refer to “Note 10— Income Taxes” in the notes to our consolidated financial statements in Item 8 for further information on the impact of the 2017 Tax Act,  potential contingencies surrounding current audits by the IRS and various other domestic and foreign tax authorities, and other income tax matters.

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

Refer to “Note 2— Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8 for an overview of our significant accounting policies and new accounting pronouncements that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

A discussion of information about the nature and rationale for our critical accounting estimates is below.

Income Taxes

We record income taxes under the asset and liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. We classify deferred tax assets and liabilities as noncurrent on our consolidated balance sheet. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

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

On December 22, 2017, the 2017 Tax Act was signed into United States tax law. The legislation significantly changes U.S. tax law by, among other provisions, lowering corporate income tax rates, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The 2017 Tax Act permanently reduces the U.S.

corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The 2017 Tax Act also provides for a Transition Tax, as well as prospective changes beginning in 2018, including additional limitations on executive compensation. Under GAAP, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.

On December 22, 2017, the SEC issued SAB 118, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the 2017 Tax Act.

Our financial results, including an estimate of $67 million of Transition Tax, and $6 million recorded due to a remeasurement of our net deferred tax assets, reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under GAAP is incomplete but a reasonable estimate could be determined. The Company has not obtained, prepared and analyzed the information necessary to finalize its computations and accounting for the Transition Tax.  Since there is ongoing guidance and accounting interpretation expected over the next 12 months, we consider the accounting of the Transition Tax, deferred tax remeasurements, and other items to be provisional due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions.

Other significant provisions that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, limitations on the deductibility of certain executive compensation, an incremental tax (base erosion anti-abuse tax or “BEAT”) on excessive amounts paid to foreign related parties, deductions related to foreign derived intangible income, and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or “GILTI”). We are still evaluating whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years.

Refer to “Note 10— Income Taxes” in the notes to our consolidated financial statements in Item 8 for further information on income taxes.

Recognition and Recoverability of Goodwill, Definite-Lived Intangibles, and Other Long-Term Assets

We account for acquired businesses using the acquisition method of accounting which requires that the tangible assets and identifiable intangible assets acquired and assumed liabilities be recorded at the date of acquisition at their respective fair values. Any excess purchase price over the estimated fair value of the net tangible and intangible assets acquired is allocated to goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer and supplier relationships, acquired technology and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Valuations are performed by management or third party valuation specialists under management's supervision, where appropriate.

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

The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the evaluation of goodwill for impairment, we generally first perform a qualitative assessment to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that the estimated fair value of the reporting unit is less than the carrying amount. Periodically, we may choose to forgo the initial qualitative assessment and proceed directly to a quantitative analysis to assist in our annual evaluation. When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, such as the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, and the amount of time in between quantitative fair value assessments and the date of acquisition to establish an updated baseline quantitative analysis. During a qualitative assessment, if we determine that it is not more likely than not that the implied fair value of the goodwill is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the goodwill is less than its carrying amount, we then perform a quantitative assessment and compare the estimated fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, the goodwill impairment is measured using the difference between the carrying value and the fair value of the reporting unit, however, any loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

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

During the Company's annual goodwill impairment test during the fourth quarter of 2017, a qualitative assessment for all our reporting units' goodwill was performed. For fiscal year 2017, we determined the fair value of all our reporting units were significantly in excess of their carrying values. Accordingly, we did not recognize any impairment charges during the year ending December 31, 2017. As part of our qualitative assessment for our 2017 goodwill impairment analysis of our reporting units, the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) evaluation of current and future forecasted financial results of the reporting units, (f) comparison of our current financial performance to historical and budgeted results of the reporting units, (g) change in excess of the Company’s market capitalization over its book value, factoring in the decline in the Company’s stock price during 2017, (h) changes in estimates, valuation inputs, and/or assumptions since the last quantitative analysis of the reporting units, (i) changes in the regulatory environment; and (j) changes in strategic outlook or organizational structure and leadership of the reporting units, and how these factors might impact specific performance in future periods. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

We also periodically review the carrying amount of our definite-lived intangible assets and other long-term assets, including property and equipment and website and internal use software, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset of the group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows, using an appropriate discount rate. Any impairment would be measured by the amount that the carrying values, of such asset groups, exceed their fair value and would be included in operating income on the consolidated statement of operations. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. We have not identified any circumstances that would warrant an impairment charge for any recorded definite lived or other long term assets on our consolidated balance sheet at December 31, 2017.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

We are exposed to certain market risks, including changes in interest rates and foreign currency exchange rates that could adversely affect our results of operations or financial condition. Our exposure to market risk includes our revolving credit facilities, derivative instruments and cash and cash equivalents, short term and long term marketable securities, accounts receivable, intercompany receivables/payables, accounts payable and deferred merchant payables denominated in foreign currencies. We manage our exposure to these risks through established policies and procedures and by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign currency exchange rates. Our objective is to mitigate potential income statement, cash flow and market exposures from changes in foreign currency exchange rates and interest rates.

Interest Rates

As of December 31, 2017, our exposure to changes in interest rates relate primarily to our investment portfolio and the outstanding debt under our 2015 Credit Facility. Our interest income and expense is most sensitive to fluctuations in U.S. interest rates and Libor. Changes in interest rates affect the interest earned on our cash, cash equivalents and marketable securities and the fair value of those securities, as well as the amount of interest we pay on outstanding debt.

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

In order to provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our current investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2017, a hypothetical 100 basis point increase in interest rates across all maturities would result in less than a $1 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

As of December 31, 2017, we had $230 million of debt under our 2015 Credit Facility, which has a variable rate. The variable interest rate on the 2015 Credit Facility is based on current assumptions, leverage and LIBOR rates. Based on our current outstanding debt balance as of December 31, 2017, a 25 basis point change in our interest rates on our 2015 Credit Facility would result in an increase or decrease to interest expense of less than $1 million per annum. We currently do not hedge our interest rate risk; however, we are continually evaluating the interest rate market, and if we become increasingly exposed to potentially volatile movements in interest rates, and if these movements are material, this could cause us to adjust our financing strategy.

We did not experience any material financial impact from changes in interest rates for the years ended December 31, 2017, 2016 or 2015.

Foreign Currency Exchange Rates

We conduct business in certain international markets, primarily the European Union including the United Kingdom, Singapore and Australia. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign currency exchange rates.

Some of our foreign subsidiaries maintain their accounting records in their respective local currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates may impact the translation of foreign financial statements into U.S. dollars. As a result, we face exposure to adverse movements in foreign currency exchange rates as the financial results of our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, revenue, operating expenses, operating income and net income. Similarly, our net assets, revenue, operating expenses, operating income and net income will decrease if the U.S. dollar strengthens against local currency. The effect of foreign currency exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. In order to provide a meaningful assessment of the foreign currency exchange rate risk associated with our overall financials, we performed a sensitivity analysis. A hypothetical 10% decrease of the foreign currency exchange rates relative to the U.S. dollar, or strengthening of the U.S. dollar, would generate an unrealized loss of approximately $27 million related to a decrease in our net assets held in functional currencies other than the U.S. dollar as of December 31, 2017, which would initially be recorded to accumulated other comprehensive income (loss) on our consolidated balance sheet.

In addition, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses. We recognize these transactional gains and losses (primarily Euro currency transactions) in our consolidated statements of operations and have recorded a foreign currency exchange gain of $1 million for the year ended December 31, 2017, and losses of $6 million for both the years ended December 31, 2016 and 2015, respectively, in interest income and other, net on our consolidated statements of operations. Future net transactional gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar and other functional currencies, and the relative composition and denomination of current assets and liabilities each period.

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

Our foreign currency forward exchange contracts, to date, have principally addressed foreign currency exchange fluctuation risk for the Euro versus the U.S. dollar. We have accounted for our derivative instruments to date, which have not been designated as hedges under GAAP, as either assets or liabilities and carry them at fair value. We had no outstanding forward currency contracts as of December 31, 2017. As of December 31, 2016, we had $6 million notional value of outstanding forward currency contracts not designated as hedges. These contracts had maturities of less than 90 days. The fair value of these derivatives at December 31, 2016 were not material. We recognize gains and losses from our derivative contract in our consolidated statement of operations and have recorded a loss of $1 million for the year ended December 31, 2017, and gains of $2 million for both the years ended December 31, 2016 and 2015, respectively, in interest income and other, net on our consolidated statements of operations. Refer to “Note 6— Financial Instruments and Fair Value Measurements” in the notes to the consolidated financial statements in Item 8 for further detail on our derivative instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and board of directors

TripAdvisor, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TripAdvisor, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Boston, Massachusetts

February 21, 2018

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year ended December 31,
	2017	2016	2015
Revenue	$1,556	$1,480	$1,492

Costs and expenses:
Cost of revenue (1)	72	71	58
Selling and marketing (2)	849	756	692
Technology and content (2)	243	243	207
General and administrative (2)	157	143	210
Depreciation	79	69	57
Amortization of intangible assets	32	32	36
Total costs and expenses	1,432	1,314	1,260
Operating income	124	166	232
Other income (expense):
Interest expense	(15)	(12)	(10)
Interest income and other, net	1	(3)	17
Total other income (expense), net	(14)	(15)	7
Income before income taxes	110	151	239
Provision for income taxes	(129)	(31)	(41)
Net income (loss)	$(19)	$120	$198
Earnings (loss) per share attributable to common stockholders (Note 5):
Basic	$(0.14)	$0.83	$1.38
Diluted	$(0.14)	$0.82	$1.36
Weighted average common shares outstanding (Note 5):
Basic	140	145	144
Diluted	140	147	146
(1) Excludes amortization expense as follows:
Amortization of acquired technology included in amortization of intangible assets	$8	$7	$9
Amortization of website development costs included in depreciation	54	46	37
	$62	$53	$46
(2) Includes stock-based compensation expense as follows:
Selling and marketing	$21	$20	$16
Technology and content	$40	$40	$28
General and administrative	$35	$25	$28

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year ended December 31,
	2017	2016	2015
Net income (loss)	$(19)	$120	$198
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	35	(14)	(33)
Reclassification adjustment on sale of business included in total other income (expense), net (Note 3)	—	—	1
Total other comprehensive income (loss)	35	(14)	(32)
Comprehensive income	$16	$106	$166

(1)

Foreign currency translation adjustments exclude income taxes due to our intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations. Refer to “Note 15 — Stockholders’ Equity”.

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$673	$612
Short-term marketable securities (Note 6)	35	118
Accounts receivable, net of allowance for doubtful accounts of $16 and $9, respectively (Note 2)	230	189
Income taxes receivable (Note 10)	30	-
Prepaid expenses and other current assets	25	31
Total current assets	993	950
Long-term marketable securities (Note 6)	27	16
Property and equipment, net (Note 7)	263	260
Intangible assets, net (Note 8)	142	167
Goodwill (Note 8)	758	736
Deferred income taxes, net (Note 10)	16	42
Other long-term assets	73	67
TOTAL ASSETS	$2,272	$2,238
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8	$14
Deferred merchant payables (Note 2)	156	128
Deferred revenue	60	64
Current portion of debt (Note 9)	7	80
Income taxes payable (Note 10)	5	10
Accrued expenses and other current liabilities (Note 11)	136	127
Total current liabilities	372	423
Long-term debt (Note 9)	230	91
Deferred income taxes, net (Note 10)	14	12
Other long-term liabilities (Note 12)	293	210
Total Liabilities	909	736
Commitments and contingencies (Note 13)
Stockholders’ equity: (Note 15)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 135,617,263 and 134,706,467, respectively
Shares outstanding: 126,142,773 and 131,310,980, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	926	831
Retained earnings	926	945
Accumulated other comprehensive (loss) income	(42)	(77)
Treasury stock-common stock, at cost, 9,474,490 and 3,395,487 shares, respectively	(447)	(197)
Total Stockholders’ Equity	1,363	1,502
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,272	$2,238

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	(loss) income	Treasury stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2014	132,315,465	$—	12,799,999	$—	$673	$628	$(31)	(2,194,173)	$(145)	$1,125
Net income						198				198
Other comprehensive loss							(32)			(32)
Issuance of common stock related to exercise of options and vesting of RSUs	1,520,777	—			12					12
Issuance of treasury stock as charitable contribution (Note 15)					14			801,042	53	67
Tax benefits on equity awards, net					35					35
Withholding taxes on net share settlements of equity awards					(73)					(73)
Stock-based compensation					80					80
Balance as of December 31, 2015	133,836,242	$—	12,799,999	$—	$741	$826	$(63)	(1,393,131)	$(92)	$1,412
Net income						120				120
Cumulative effect adjustment from adoption of new accounting guidance related to stock-based compensation						(1)				(1)
Other comprehensive loss							(14)			(14)
Issuance of common stock related to exercise of options and vesting of RSUs	870,225	—			7					7
Repurchase of common stock (Note 15)								(2,002,356)	(105)	(105)
Withholding taxes on net share settlements of equity awards					(15)					(15)
Stock-based compensation					98					98
Balance as of December 31, 2016	134,706,467	$—	12,799,999	$—	$831	$945	$(77)	(3,395,487)	$(197)	$1,502
Net loss						(19)				(19)
Other comprehensive income							35			35
Issuance of common stock related to exercise of options and vesting of RSUs	910,796	—			3					3
Repurchase of common stock (Note 15)								(6,079,003)	(250)	(250)
Withholding taxes on net share settlements of equity awards					(17)					(17)
Stock-based compensation					109					109
Balance as of December 31, 2017	135,617,263	$—	12,799,999	$—	$926	$926	$(42)	(9,474,490)	$(447)	$1,363

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2017	2016	2015
Operating activities:
Net income (loss)	$(19)	$120	$198
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	79	69	57
Amortization of intangible assets	32	32	36
Stock-based compensation expense (Note 4)	96	85	72
Non-cash contribution to charitable foundation (Note 17)	—	—	67
Gain on sale of business (Note 3)	—	—	(20)
Deferred tax expense (benefit)	29	(20)	(37)
Other, net	10	10	9
Changes in operating assets and liabilities, net of effects from acquisitions, other investments and dispositions:
Accounts receivable, prepaid expenses and other assets	(36)	(24)	(31)
Accounts payable, accrued expenses and other liabilities	-	7	13
Deferred merchant payables	14	21	15
Income tax receivables/payables, net	38	20	32
Deferred revenue	(5)	1	7
Net cash provided by operating activities	238	321	418
Investing activities:
Capital expenditures, including internal-use software and website development	(64)	(72)	(109)
Acquisitions and other investments, net of cash acquired (Note 3)	—	(43)	(29)
Proceeds from sale of business, net of cash sold (Note 3)	—	—	25
Purchases of marketable securities	(63)	(166)	(205)
Sales of marketable securities	105	84	187
Maturities of marketable securities	28	32	71
Other investing activities, net	—	2	2
Net cash provided by (used in) investing activities	6	(163)	(58)
Financing activities:
Repurchase of common stock (Note 15)	(250)	(105)	—
Proceeds from Chinese credit facilities	—	7	4
Payments to Chinese credit facilities	—	(1)	(41)
Principal payments on 2011 credit facility	—	—	(300)
Proceeds from 2015 credit facility, net of financing costs	433	101	287
Payments to 2015 credit facility	(296)	(210)	(90)
Proceeds from 2016 credit facility, net of financing costs	—	73	—
Payments to 2016 credit facility	(73)	—	—
Proceeds from exercise of stock options	3	7	12
Payment of withholding taxes on net share settlements of equity awards	(17)	(15)	(73)
Other financing activities, net	—	—	12
Net cash used in financing activities	(200)	(143)	(189)
Effect of exchange rate changes on cash and cash equivalents	17	(17)	(12)
Net increase (decrease) in cash and cash equivalents	61	(2)	159
Cash and cash equivalents at beginning of period	612	614	455
Cash and cash equivalents at end of period	$673	$612	$614
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$62	$29	$43
Cash paid during the period for interest	$13	$10	$7
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation capitalized with internal-use software and website development costs	$13	$12	$8
Capitalization of construction in-process related to build to suit lease	$—	$—	$6

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

On December 11, 2012, Liberty Interactive Corporation, or Liberty, purchased an aggregate of approximately 4.8 million shares of common stock of TripAdvisor from Barry Diller, our former Chairman of the Board of Directors and Senior Executive, and certain of his affiliates. As a result, Liberty beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock.

On August 27, 2014, the entire beneficial ownership of our common stock and Class B common stock held by Liberty was acquired by Liberty TripAdvisor Holdings, Inc., or LTRIP. Simultaneously, Liberty, LTRIP’s former parent company, distributed, by means of a dividend, to the holders of its Liberty Ventures common stock, Liberty’s entire equity interest in LTRIP.  We refer to this transaction as the “Liberty Spin-Off”. As a result of the Liberty Spin-Off, effective August 27, 2014, LTRIP became a separate, publicly traded company holding 100% of Liberty’s interest in TripAdvisor.

As a result of these transactions, as of December 31, 2017, LTRIP beneficially owned approximately 18.2 million  shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 14.4% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.3% of the outstanding common stock. Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.5% of our voting power.

Description of Business

TripAdvisor is an online travel company and our mission is to help people around the world to plan, book and experience the perfect trip. We seek to achieve our mission by providing users and travel partners a global platform about destinations, accommodations, activities and attractions, and restaurants that encompasses rich user-generated content, price comparison tools and online reservation and related services.

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Our flagship brand is TripAdvisor. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 48 markets worldwide and 28 languages worldwide. TripAdvisor features approximately 600 million reviews and opinions on approximately 7.5 million places to stay, places to eat and things to do – including approximately 1.2 million hotels, inns, B&Bs and specialty lodging and 750,000 vacation rentals, 4.6 million restaurants and 915,000 activities and attractions worldwide. In addition to the flagship TripAdvisor brand, we manage and operate the following 20 other media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry: www.airfarewatchdog.com, www.bookingbuddy.com, www.citymaps.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, and www.dimmi.com.au), www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.vacationhomerentals.com, and www.viator.com.

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, expenditures by travel partners/advertisers to market to potential travelers and, therefore, our financial performance, or revenue and profits, tend to be seasonal as well. As a result, our financial performance tends to be seasonally highest in the second and third quarters of a year, as it is a key period for leisure travel research and trip-taking, which includes the seasonal peak in traveler hotel and vacation rental stays, and tours and attractions taken, compared to the first and fourth quarters which represent seasonal low points. Further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

One of our subsidiaries that operates in China has variable interests in affiliated entities in China in order to comply with Chinese laws and regulations, which restrict foreign investment in Internet content provision businesses. Although we do not own the capital stock of these Chinese affiliates, we consolidate their results as we are the primary beneficiary of the cash losses or profits of these variable interest affiliates and have the power to direct the activity of these affiliates. Our variable interest entities’ financials were not material for all periods presented.

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include: (i) recognition and recoverability of goodwill, definite-lived intangibles and other long-lived assets; and (ii) accounting for income taxes. Refer to “Note 10 - Income Taxes” for further discussion of our significant income tax amounts included in our consolidated financial statements.

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

Click-based advertising and transaction revenue. Click-based revenue is derived primarily from click-through fees charged to our travel partners for traveler leads sent to the travel partners’ website. We record revenue from click-through fees in the same period as when the traveler makes the click-through to the travel partners’ website. Our instant booking transaction model revenue is comprised of commissions earned on all valid instant booking reservations. In a transaction model, our instant booking commission revenue is recorded at the time a traveler books a hotel transaction on our partner’s site where we, as facilitator for such booking, do not assume associated cancellation risk. Under the other instant booking model, called the consumption model, we assume cancellation risk associated with booking, and we record that revenue when the traveler’s stay at a hotel occurs. We have no post-booking service obligations for all instant booking transactions, regardless of the model chosen.

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

Vacation Rentals. We generate revenue from customers primarily on either a subscription basis over a fixed-term, or on a commission basis for transactions that are booked on our platform. Payments for term-based subscriptions, related to online advertising services for the listing of vacation rental properties for rent, received in advance of services being rendered are recorded as deferred revenue and recognized ratably to revenue on a straight-line basis over the listing period. Our commission revenue is primarily generated on our free-to-list option, in lieu of a pre-paid subscription fee. When a commissionable transaction is booked on our platform, we act as the merchant of record and receive cash from the traveler that includes both our commission, which is recorded as deferred revenue, and the amount due to the property owner, which is recorded to deferred merchant payables on our consolidated balance sheet. We pay the amount due to the property owner and recognize our commission revenue at the time of the traveler’s stay. Additional revenues are also derived on a pay-per-lead basis, as we provide leads for rental properties to property managers. Pay-per-lead revenue is billed and recognized in the period when the leads are delivered to the property managers.

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

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising, television and other offline advertising, promotions and public relations. In addition, our sales and marketing expenses consist of indirect costs such as personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation expense and bonuses for sales, sales support, customer support and marketing employees.

We incur advertising expense, which includes traffic generation costs from SEM and other online traffic costs, affiliate program commissions, display advertising, social media, and other online, and offline (including television) advertising expense, promotions and public relations to promote our brands. We expense the costs associated with communicating the advertisements in the period in which the advertisement takes place. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. For the years ended

December 31, 2017, 2016 and 2015, we recorded advertising expense of $629 million, $543 million, and $507 million, respectively, in selling and marketing expense on our consolidated statements of operations. As of both December 31, 2017 and 2016, we had $5 million of prepaid marketing expenses included in prepaid expenses and other current assets on our consolidated balance sheets. We expect to fully expense our prepaid marketing asset of $5 million as of December 31, 2017 to the consolidated statement of operations during 2018.

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

Stock-Based Compensation

Stock Options. The exercise price for all stock options granted by us to date has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

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

Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests. RSUs are measured at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value of RSUs as stock-based compensation expense over the vesting term, which is typically four years on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

Performance-Based Awards. Performance-based stock options and RSUs vest upon achievement of certain company-based performance conditions and a requisite service period. On the date of grant, the fair value of a performance-based award is calculated using the same method as our service based stock options and RSUs described above. We then assess whether it is probable that the individual performance targets would be achieved. If assessed as probable, compensation expense will be recorded for these awards over the estimated performance period. At each reporting period, we will reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

Market-based performance RSUs, or market-based RSUs, vest upon achievement of specified levels of market conditions. The fair value of our market-based RSUs is estimated at the date of grant using a Monte-Carlo simulation model. The probabilities of the actual number of market-based performance units expected to vest and resultant actual number of shares of common stock expected to be awarded are reflected in the grant date fair values; therefore, the compensation expense for these awards will be recognized assuming the requisite service period is rendered and are not adjusted based on the actual number of awards that ultimately vest.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. The Company accounts for forfeitures in the period in which they occur, rather than estimate expected forfeitures.

Income Taxes

We record income taxes under the asset and liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates. We classify deferred tax assets and liabilities as noncurrent on our consolidated balance sheet.

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

Cash and Cash Equivalents

Our cash consists of cash deposits held in global financial institutions. Our cash equivalents consist of highly liquid investments, including money market funds, with maturities of 90 days or less at the date of purchase.

Short-term and Long-term Marketable Securities

We classify our marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date and as to whether and when we intend to sell a particular security prior to its maturity date. Marketable debt securities with maturities greater than 90 days at the date of purchase and 12 months or less remaining at the balance sheet date will be classified as short-term and marketable debt securities with maturities greater than 12 months from the balance sheet date will generally be classified as long-term. We classify our marketable equity securities, limited by policy to money market funds and mutual funds, as either a cash equivalent, short-term or long-term based on the nature of each security and its availability for use in current operations.

As of December 31, 2017, our marketable securities have been classified and accounted for as available-for-sale, and therefore are carried at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Fair values are determined for each individual security in the investment portfolio. We determine the appropriate classification of our marketable securities at the time of purchase and reevaluate the designations at each balance sheet date. We invest in highly-rated securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and providing liquidity of investments sufficient to meet our operating and capital spending requirements and debt repayments. Realized gains and losses on the sale of marketable securities are determined by specific identification of each security’s cost basis. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration, liquidity, and duration management. The weighted average maturity of our total invested cash shall not exceed 18 months, and no security shall have a final maturity date greater than three years, according to our investment policy.

We continually review our available for sale securities to determine whether a decline in fair value below the carrying value is other than temporary. When evaluating an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If we do not intend to sell the security, but it is probable that we will not collect all amounts due, then only the impairment due to the credit risk would be recognized in earnings and the remaining amount of the impairment would be recognized in accumulated other comprehensive loss within stockholders’ equity.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 30 days and are recorded net of an allowance for doubtful accounts. We record accounts receivable at the invoiced amount. Collateral is not required for accounts receivable. For accounts outstanding longer than the contractual payment terms, we determine an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and the condition of the general economy and industry as a whole.

The following table presents the changes in our allowance for doubtful accounts for the periods presented:

	December 31,
	2017	2016	2015
	(in millions)
Allowance for doubtful accounts:
Balance, beginning of period	$9	$6	$7
Charges (recoveries) to earnings	8	4	3
Write-offs, net of recoveries and other adjustments	(1)	(1)	(4)
Balance, end of period	$16	$9	$6

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

In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our derivative instruments, or forward contracts, that the Company has entered into to date have not been designated as hedges. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through current income. Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in interest income and other, net on our consolidated statements of operations. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not expected to be significant due to the short-term nature of the contracts, which to date, have had maturities at inception of 90 days or less. The net cash received or paid related to our derivative instruments are classified in other investing activities in our consolidated statements of cash flow.

We had not entered into any cash flow, fair value or net investment hedges as of December 31, 2017.

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

We also establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition for asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs and are included in other long-term liabilities on our consolidated balance sheet. Our asset retirement obligations were not material as of December 31, 2017 and December 31, 2016, respectively.

Business Combinations

We account for acquired businesses using the acquisition method of accounting which requires that the tangible assets and identifiable intangible assets acquired and assumed liabilities be recorded at the date of acquisition at their respective fair values. Any excess purchase price over the estimated fair value of the net tangible and intangible assets acquired is allocated to goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer and supplier relationships, acquired technology and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Valuations are performed by management or third party valuation specialists under management's supervision, where appropriate. Any changes to provisional amounts identified during the measurement period, calculated as if the accounting had been completed as of the acquisition date, are recognized in the consolidated statement of operations in the reporting period in which the adjustment amounts are determined.

Goodwill and Intangible Assets

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

The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the evaluation of goodwill for impairment, we generally first perform a qualitative assessment to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that the estimated fair value of the reporting unit is less than the carrying amount. Periodically, we may choose to forgo the initial qualitative assessment and proceed directly to a quantitative analysis to assist in our annual evaluation. When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, such as the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, and the amount of time in between quantitative fair value assessments and the date of acquisition to establish an updated baseline quantitative analysis. During a qualitative assessment, if we determine that it is not more likely than not that the implied fair value of the goodwill is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the goodwill is less than its carrying amount, we then perform a quantitative assessment and compare the estimated fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, the goodwill impairment is measured using the difference between the carrying value and the fair value of the reporting unit, however, any loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

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

During the Company's annual goodwill impairment test during the fourth quarter of 2017, a qualitative assessment for all our reporting units' goodwill was performed. For fiscal year 2017, we determined the fair value of all our reporting units were significantly in excess of their carrying values. Accordingly, we did not recognize any impairment charges during the year ending December 31, 2017. As part of our qualitative assessment for our 2017 goodwill impairment analysis of our reporting units, the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) evaluation of current and future forecasted financial results of the reporting units, (f) comparison of our current financial performance to historical and budgeted results of the reporting units, (g) change in excess of the Company’s market capitalization over its book value, factoring in the decline in the Company’s stock price during 2017, (h) changes in estimates, valuation inputs, and/or assumptions since the last quantitative analysis of the reporting units, (i) changes in the regulatory environment; and (j) changes in strategic outlook or organizational structure and leadership of the reporting units, and how these factors might impact specific performance in future periods. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

Intangible Assets

Intangible assets with estimable useful lives, or definite-live intangibles, are carried at cost and are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment upon certain triggering events. We routinely review the remaining estimated useful lives of definite-lived intangible assets. If we reduce the estimated useful life assumption, the remaining unamortized balance is amortized over the revised estimated useful life.

Intangible assets that have indefinite lives are not amortized and are tested for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Similar to the qualitative assessment for goodwill, we may assess qualitative factors to determine if it is more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount, we compare the implied fair value of the indefinite-lived asset with its carrying amount. If the carrying value of an individual indefinite-lived intangible asset exceeds its implied fair value, the individual asset is written down by an amount equal to such excess. The assessment of qualitative factors is optional and at our discretion. We may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and resume performing the qualitative assessment in any subsequent period. We base our measurement of fair value of indefinite-lived intangible assets, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate future revenues, the appropriate royalty rate and the weighted average cost of capital, however, such assumptions are inherently uncertain and actual results could differ from those estimates. The use of different assumptions, estimates or judgments could trigger the need for an impairment charge, or materially increase or decrease the amount of any such impairment charge.

The carrying value of indefinite-lived intangible assets that is subject to annual assessment for impairment is $30 million at December 31, 2017 and consists of trademarks and tradenames. During the Company's annual indefinite-lived intangible impairment test during the fourth quarter of 2017, a qualitative assessment was performed. As part of our qualitative assessment we considered, amongst other factors, the amount of excess fair value of our trade names and trademarks to the carrying value of those same assets, using the results of our most recent quantitative assessment, while also considering changes in estimates and/or valuation input assumptions since the last quantitative analysis. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that our indefinite-lived intangible assets were not impaired as of December 31, 2017.

Impairment of Long-Lived Assets

We periodically review the carrying amount of our definite-lived intangible assets and other long term assets, including property and equipment and website and internal use software, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset of the group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows, using an appropriate discount rate. Any impairment would be measured by the amount that the carrying values, of such asset groups, exceed their fair value and would be included in operating income on the consolidated statement of operations. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. We have not identified any circumstances that would warrant an impairment charge for any recorded definite lived or other long term assets on our consolidated balance sheet at December 31, 2017.

Deferred Merchant Payables

In our Vacation Rentals free-to-list model and our Attractions businesses, we receive cash from travelers at the time of booking and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the suppliers, or the vacation rental owners and tour providers, respectively, after the travelers’ use. Therefore, we receive cash from the traveler prior to paying the supplier and this operating cycle represents a working capital source or use of cash to us. Our deferred merchant payables balance was $156 million and $128 million at December 31, 2017 and 2016, respectively, on our consolidated balance sheets.

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

We also have subsidiaries that have transactions in foreign currencies other than their functional currency. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in our consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. Accordingly, we have recorded net foreign currency exchange gains of $1 million and losses of $4 million and $4 million for the years ended December 31, 2017, 2016 and 2015, respectively, in interest income and other, net on our consolidated statement of operations. These amounts also include transaction gains and losses, both realized and unrealized from forward contracts.

Fair Value Measurements and Disclosures

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We measure assets and liabilities at fair value based on the expected exit price, which is the amount that would be received on the sale of an asset or amount paid to transfer a liability, as the case may be, in an orderly transaction between market participants in the principal or most advantageous market in which we would transact. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability at the measurement date. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. GAAP provides the following hierarchical levels of inputs used to measure fair value:

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

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations, including concentration related to dependence on our relationships with our customers. For the years ended December 31, 2017, 2016 and 2015 our two most significant travel partners, Expedia (and its subsidiaries) and Priceline (and its subsidiaries), each accounted for more than 10% of our consolidated revenue and combined accounted for 43%, 46% and 46%, respectively, of our consolidated revenue. Nearly all of this concentration of revenue is recorded in our Hotel segment for these reporting periods. Refer to “Note 17 – Segment and Geographic Information” for further disclosure on our concentrations for geographic revenue and products.

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents, corporate debt securities, foreign currency exchange contracts, and accounts receivable. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit

Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of bank account balances with financial institutions primarily denominated in U.S. dollars, Euros, British pound sterling, and Australian dollars, as well as, money market funds. We invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Foreign currency exchange contracts are transacted with various international financial institutions with high credit standings, which to date, have had maturities of less than 90 days. Our overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

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

Earnings Per Share (“EPS”)

We compute basic earnings per share by dividing net income by the weighted average number of common and Class B common shares outstanding during the period. Diluted earnings per share include the potential dilution of common equivalent shares outstanding that could occur from stock-based awards and other stock-based commitments using the treasury stock method. We compute diluted earnings per share by dividing net income by the sum of the weighted average number of common and common equivalent shares outstanding during the period. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For additional information on how we compute EPS, see Note 5 — Earnings Per Share.

New Accounting Pronouncements Not Yet Adopted

In May 2017, the Financial Accounting Standard Board (“FASB”) issued new accounting guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications which will reduce diversity in practice. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if the award’s fair value (or calculated value or intrinsic value, if those measurement methods are used), the award’s vesting conditions, and the award’s classification as an equity or liability instrument are the same immediately before and after the change. The guidance also states that an entity is not required to estimate the value of the award immediately before and after the change if the change does not affect any of the inputs to the model used to value the award. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be applied prospectively to awards modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. We will adopt this new guidance on January 1, 2018. Upon adoption, we believe the new guidance will likely result in fewer changes to the terms of an award being accounted for as modifications.

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

In January 2017, the FASB issued new accounting guidance to clarify the definition of a business and provide additional guidance to assist entities with evaluating whether transactions should be accounted for as asset acquisitions (or asset disposals) or business combinations (or disposals of a business). Under this new guidance, an entity first determines whether substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the transaction should be accounted for as an asset acquisition as opposed to a business combination. This distinction is important because the accounting for an asset acquisition significantly differs from the accounting for a business combination. This new guidance eliminates the requirement to evaluate whether a market participant could replace missing elements (e.g. inputs or processes), narrows the definition of outputs and requires that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted including adoption in any interim or annual periods in which the financial statements have not been issued or made available for issuance. The new guidance will be applied prospectively to any transactions occurring within the period of adoption. We will adopt this new guidance on January 1, 2018. Upon adoption, the new guidance will impact how we assess any prospective acquisitions (or disposals) of assets or businesses.

In November 2016, the FASB issued new accounting guidance on the classification and presentation of restricted cash in the statement of cash flows to address the diversity in practice. This new guidance requires entities to show changes in cash, cash equivalents and restricted cash on a combined basis in the statement of cash flows. In addition, this accounting guidance requires a reconciliation of the total cash, cash equivalent and restricted cash in the statement of cash flows to the related captions in the balance sheet if cash, cash equivalents and restricted cash are presented in more than one line item in the balance sheet. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We will adopt this new guidance on January 1, 2018 and apply it retrospectively to all prior periods presented in the financial statements as required under the new guidance. We do not expect a material impact on our consolidated financial statements and related disclosures upon the adoption of this new guidance.

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued. Upon our adoption of this new guidance on January 1, 2018, we are required to apply the new guidance only on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption, which we do not expect to be material to our consolidated financial statements and related disclosures.

In August 2016, the FASB issued new accounting guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new guidance specifically addresses the following cash flow topics in an effort to reduce diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Upon adoption, an entity may apply the new guidance only retrospectively to all prior periods presented in the financial statements. We will adopt this new guidance on January 1, 2018 and we do not expect this new guidance will have a material impact on our consolidated financial statements and related disclosures.

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

To date, we have made measurable progress toward evaluating the new lease guidance and are in the process of updating accounting policies, accounting position memos, and evaluating our existing population of contracts to ensure all contracts that meet the definition of a lease contract under the new standard are identified. We are also in the process of implementing additional lease software to support our accounting and reporting process, including the new quantitative and qualitative financial disclosure requirements. In addition, we are evaluating the impact of the system implementation and new accounting guidance on our internal controls. We will continue to provide updates of our assessment of the effect, that this new lease guidance will have on our consolidated financial statements, disclosures, systems and related internal controls, and will disclose any material effects, if any, when known.

In January 2016, the FASB issued a new accounting update which amends the guidance on the classification and measurement of financial instruments. Although the accounting update retains many current requirements, it significantly revises accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The accounting update also amends certain fair value disclosures of financial instruments and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the entity’s evaluation of their other deferred tax assets. The update requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies at fair value, with fair value changes recognized through net income. This requirement does not apply to investments that qualify for equity method accounting, investments that result in consolidation of the investee or investments in which the entity has elected the practicability exception to fair value measurement. Under current GAAP, available-for-sale investments in equity securities, with a readily determinable fair value, are re-measured to fair value at each reporting period with changes in fair value recognized in accumulated other comprehensive income (loss). However, under the new guidance, fair value adjustments will be recognized through net income. For equity securities currently accounted for under the cost method (as they do not have a readily determinable fair value), the new guidance requires those equity investments to be carried at fair value with changes in net income, unless an entity elects to measure those investments, at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company intends to elect this measurement alternative for equity securities without a readily determinable fair value. Additionally, this accounting update will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. In addition, this accounting update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost in the balance sheet. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We will adopt this new guidance on January 1, 2018 on a modified retrospective basis, which requires an entity to recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings, which we do not expect to be material. We also do not expect a material impact on our consolidated financial statements and related disclosures upon the adoption of this new guidance.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers which will replace numerous requirements in GAAP, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In addition, the FASB has also issued several amendments to the standard, which clarify certain aspects of the guidance, including principal versus agent considerations and identifying performance obligations.

The two permitted transition methods under this new accounting guidance are the full retrospective method, in which case the guidance would be applied to each prior reporting period presented and the cumulative effect of applying the guidance would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the guidance would be recognized at the date of initial application. We will adopt this new guidance on January 1, 2018 under the modified retrospective method applied to those contracts which were not completed as of that date. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. We do not expect this adjustment to be material. Prior periods will not be retrospectively adjusted, however, revenues for 2018 will be reported on the new basis and also disclosed on the historical basis.

We have evaluated our revenue streams and based on the Company's analysis; the adoption of this new revenue guidance will result primarily in immaterial timing changes in recognition of revenue to certain revenue streams, such as for our instant booking revenue recorded under the consumption model, which will be recognized at the transaction booking date for a hotel accommodation rather than upon completion of the stay by the traveler. We expect the adoption of this new revenue standard will not have a material impact, either on an annual or quarterly basis, to our consolidated financial statements on a go-forward basis. Our systems and internal controls were not significantly impacted related to the identified accounting changes. While we have made the necessary changes to our accounting policies and internal processes to support the new revenue recognition standard, we are continuing our assessment of potential changes to our disclosures under the new guidance.

Recently Adopted Accounting Pronouncements

On December 22, 2017, the SEC published Staff Accounting Bulletin (SAB) No. 118, which expresses views of the staff regarding application of FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, in the reporting period that includes December 22, 2017, the date on which the 2017 Tax Act was signed into law. The 2017 Tax Act changes existing United States tax law and includes numerous provisions that will affect businesses. The 2017 Tax Act, for instance, introduces changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits. The 2017 Tax Act will also have international tax consequences for many companies that operate internationally. Specifically, the staff issued this SAB to address situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the 2017 Tax Act upon issuance of an entity’s financial statements for the reporting period in which the 2017 Tax Act was enacted. A company would report provisional amounts for the specific income tax effects of the 2017 Tax Act for which the accounting under FASB ASC Topic 740 will be incomplete but a reasonable estimate can be determined. Such provisional amounts would be subject to adjustment during a “measurement period,” i.e., begins on December 22, 2017 and ends when a company has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740, until the accounting under FASB ASC Topic 740 is complete and in no circumstances should the measurement period extend beyond one year from the enactment date. Additionally, supplemental disclosures should accompany the provisional amounts, including the reasons for the incomplete accounting, additional information or analysis that is needed, and other information relevant to why the registrant was not able to complete the accounting required under FASB ASC Topic 740 in a timely manner. For any specific income tax effects of the 2017 Tax Act for which a reasonable estimate cannot be determined, the company would continue to apply FASB ASC Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the 2017 Tax Act being enacted, and would report provisional amounts in the first reporting period in which a reasonable estimate can be determined. Refer to “Note 10 - Income Taxes” for further discussion on the impact of the 2017 Tax Act on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued new accounting guidance to simplify the accounting for goodwill impairment. The new guidance removes step two of the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill, which requires a hypothetical purchase price allocation, with the carrying amount of that reporting unit’s goodwill. Under this new guidance, an entity should perform its annual, or interim, quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests occurring after January 1, 2017. The new guidance will be applied prospectively. We early adopted this new guidance in the fourth quarter of 2017. The adoption of this new guidance had no impact on our annual goodwill impairment analysis, or on our consolidated financial statements and related disclosures.

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

NOTE 3: ACQUISITIONS AND DISPOSITIONS

During the years ended December 31, 2016 and 2015, we acquired a number of businesses in which business combinations were accounted for as purchases of businesses under the acquisition method. The fair value of purchase consideration has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values on the acquisition date, with the remaining amount recorded to goodwill. Acquired goodwill represents the premium we paid over the fair value of the net tangible and intangible assets acquired. We paid a premium in each of these transactions for a number of reasons, including expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces. The results of each of these acquired businesses have been included in the consolidated financial statements beginning on the respective acquisition dates. Pro-forma results of operations for these acquisitions have not been presented as the financial impact to our consolidated financial statements, both individually and in aggregate, would not be materially different from historical results. For both the years ended December 31, 2016 and 2015, acquisition-related costs were expensed as incurred and were $1 million, respectively, which are included in general and administrative expenses on our consolidated statements of operations.

2016 Acquisitions of Businesses

During the year ended December 31, 2016, we completed five acquisitions with a total purchase price of $34 million. The Company paid net cash consideration of $28 million, which is net of $4 million of cash acquired, and includes $2 million in future holdback payments, which we currently expect to settle with Company common stock over the next three years. The cash consideration was paid primarily from our U.S. cash. We acquired 100% of the outstanding capital stock of the following companies: Tous Au Restaurant, a leading restaurant event week brand in France, purchased in January 2016; HouseTrip, a European-based vacation rental website, purchased in April 2016; Citymaps, a social mapping platform, purchased in August 2016; Sneat, a provider of a mobile reservation platform for restaurants in France, purchased in October 2016; and Couverts, a provider of an online and mobile reservations platform for restaurants in the Netherlands, purchased in October 2016.

The aggregate purchase price consideration of $34 million was allocated to the fair value of assets acquired and liabilities assumed. The following summarizes the final allocation, in millions:

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

2016 Other Investments

During the year ended December 31, 2016, we also invested a total of $14 million in the equity securities of privately-held companies. The cash consideration was paid primarily from our non-U.S. subsidiaries. These investments were recorded to other long-term assets on our consolidated balance sheet on the acquisition date as cost method investments.

2015 Acquisitions of Businesses

During the year ended December 31, 2015, we completed three acquisitions for a total purchase price consideration of $28 million and paid in cash. The cash consideration was paid primarily from our non-U.S. subsidiaries. We acquired 100% of the outstanding capital stock of the following companies: ZeTrip, a personal journal app that helps users log activities, including places they have visited and photos they have taken, purchased in January 2015; BestTables, a provider of an online and mobile reservations platform for restaurants in Portugal and Brazil, purchased in March 2015; and Dimmi, a provider of an online and mobile reservations platform for restaurants in Australia, purchased in May 2015.

The aggregate purchase price consideration of $28 million was allocated to the fair value of assets acquired and liabilities. The following summarizes the final allocation, in millions:

Total
Goodwill (1)	$17
Intangible assets (2)	12
Net tangible assets (liabilities)	1
Deferred tax liabilities, net	(2)
Total purchase price consideration	$28

(1)	Goodwill is not deductible for tax purposes.
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

2015 Sale of Business

In August 2015, we sold 100% interest in one of our Chinese subsidiaries to an unrelated third party for $28 million in cash consideration. Accordingly, we deconsolidated $11 million of assets (which included $3 million of cash sold) and $4 million of liabilities from our consolidated balance sheet and recognized a $20 million gain on sale of subsidiary on our consolidated statement of operations in interest income and other, net during the year ended December 31, 2015.

NOTE 4: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and RSUs, on our consolidated statements of operations during the periods presented:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Selling and marketing	$21	$20	$16
Technology and content	40	40	28
General and administrative	35	25	28
Total stock-based compensation expense	96	85	72
Income tax benefit from stock-based compensation expense	(28)	(31)	(26)
Total stock-based compensation expense, net of tax effect	$68	$54	$46

During the years ended December 31, 2017, 2016 and 2015, we capitalized $13 million, $12 million and $8 million, respectively, of stock-based compensation expense as internal-use software and website development costs.

Stock and Incentive Plans

On December 20, 2011, our 2011 Stock and Annual Incentive Plan became effective and we filed Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-178637) (the “Prior Registration Statement”) with the SEC, registering a total of 17,500,000 shares of our common stock, of which 17,400,000 shares were issuable in connection with grants of equity-based awards under our 2011 Incentive Plan (7,400,000 of which shares were originally registered on the Form S-4 and 10,000,000 of which shares were first registered on the Prior Registration Statement) and 100,000 shares were issuable under our Deferred Compensation Plan for Non-Employee Directors (refer to “Note 14— Employee Benefit Plans” below for information on our Deferred Compensation Plan for Non-Employee Directors). At our annual meeting of stockholders held on June 28, 2013, our stockholders approved an amendment to our 2011 Stock and Annual Incentive Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance thereunder by 15,000,000 shares. We refer to our 2011 Stock and Annual Incentive Plan, as amended, the “2011 Incentive Plan”.

 Pursuant to the 2011 Incentive Plan, we may, among other things, grant RSUs, restricted stock, stock options and other stock-based awards to our directors, officers, employees and consultants. The summary of the material terms of the 2011 Incentive Plan is qualified in its entirety by the full text of the 2011 Incentive Plan previously filed.

As of December 31, 2017, the total number of shares reserved for future stock-based awards under the 2011 Incentive Plan is approximately 9.4 million shares. All shares of common stock issued in respect of the exercise of options or other equity awards since Spin-Off have been issued from authorized, but unissued common stock.

Stock Based Award Activity and Valuation

2017 Stock Option Activity

During the year ended December 31, 2017, we have issued 2,333,361 of service-based non-qualified stock options from the 2011 Incentive Plan. These stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period.

A summary of our stock option activity is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2016	5,818	$57.60
Granted (1)	2,333	40.03
Exercised (2)	(496)	29.37
Cancelled or expired	(802)	65.13
Options outstanding as of December 31, 2017	6,853	$52.78	6.5	$3
Exercisable as of December 31, 2017	3,340	$52.69	4.4	$3
Vested and expected to vest after December 31, 2017 (3)	6,853	$52.78	6.5	$3

(1)

Inclusive of 780,000 stock options awarded to our Chief Executive Officer and President, or CEO, during November 2017. The estimated grant-date fair value per option, using a Black-Scholes option pricing model was $17.33. These stock options shall vest in equal installments on each of August 1, 2021 and August 1, 2022, subject to the CEO’s continuous employment with, or performance of services for, the Company. The estimated grant-date fair value of this award will be amortized on a straight-line basis over the requisite service period through August 1, 2022.

(2)

Inclusive of 294,410 options, which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

(3)	The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of December 31, 2017 was $34.46. The total intrinsic value of stock options exercised for the years ended December 31, 2017, 2016 and 2015 were $8 million, $24 million, and $149 million, respectively.

The fair value of stock option grants under the 2011 Incentive Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	December 31,
	2017	2016	2015
Risk free interest rate	2.02%	1.20%	1.58%
Expected term (in years)	6.13	4.85	5.42
Expected volatility	42.14%	41.81%	41.79%
Expected dividend yield	— %	— %	— %

The weighted-average grant date fair value of options granted was $16.50, $22.95, and $33.02 for the years ended December 31, 2017, 2016 and 2015, respectively. The total fair value of stock options vested for the years ended December 31, 2017, 2016 and 2015 were $40 million, $28 million, and $36 million, respectively. Cash received from stock option exercises for the years ended December 31, 2017, 2016 and 2015 were $3 million, $7 million, and $12 million, respectively.

On June 5, 2017, the Section 16 Committee of our Board of Directors approved an amendment to the nonqualified stock option award (the “Option”) granted on August 28, 2013 to Stephen Kaufer, the Company’s CEO. The amendment provides that the Option will expire on the tenth anniversary, instead of the seventh anniversary, of the grant date. Vesting conditions under the Option were not affected by this amendment. As a result of the modification, incremental fair value of $5 million will be recognized to stock-based compensation expense on a straight-line basis over the remaining vesting term, which is through August 2018.

2017 RSU Activity

During the year ended December 31, 2017, we issued 5,042,160 RSUs under the 2011 Incentive Plan, which typically vest over a four-year requisite service period.

A summary of our RSU activity, including service based awards and performance-based awards, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2016	2,856	$69.35
Granted (1)(2)	5,042	41.09
Vested and released (3)	(1,030)	67.25
Cancelled	(853)	52.64
Unvested RSUs outstanding as of December 31, 2017	6,015	$48.14	$207
Expected to vest after December 31, 2017 (4)	6,015	$48.14	$207

(1)

Includes the following RSU grants awarded to our CEO, during November 2017: 1) 426,000 service-based RSUs; and 2) 213,000 market-based RSUs. The service-based RSU award provides for vesting in two equal annual installments on each of August 1, 2021 and August 1, 2022, subject to the CEO’s continuous employment with, or performance of services for, the Company. The estimated grant-date fair value per RSU, based on the quoted price of our common stock on the date of grant, was $34.71. The estimated grant-date fair value of this award will be amortized on a straight-line basis over the requisite service period through August 1, 2022. The market-based RSU award provides for vesting based upon the Company’s total shareholder return, or TSR, performance over the period commencing January 1, 2018 through December 31, 2020 relative to the TSR performance of the Nasdaq Composite Total Return Index. A Monte-Carlo simulation model, which simulated the present value of the potential outcomes of future stock prices and TSR of the Company and the Nasdaq Composite Total Return Index over the performance period, was used to calculate the grant-date fair value of these awards, or $30.04 per RSU. The estimated grant-date fair value of this award will be amortized on a straight-line basis over the requisite service period through December 31, 2020. Based upon actual attainment relative to the target performance metric, the CEO has the ability to receive up to 125% of the target number of market-based RSUs originally granted, or to be issued none at all.

(2)

Excludes a performance-based RSU grant for 213,000 shares awarded to our CEO during November 2017. This award provides for vesting based on the extent to which the Company achieves certain financial and/or the CEO achieves certain strategic performance metrics relative to the targets to be established by the Company’s Compensation Committee. One quarter of these RSUs may vest and settle annually based on actual performance relative to the targets established annually for each of the four fiscal years ending December 31, 2018; December 31, 2019; December 31, 2020 and December 31, 2021. The estimated grant-date fair value per RSU will be calculated upon the establishment of annual performance targets and each tranche will be amortized on a straight-line basis over its requisite service period. At any point in time during the vesting period, the award’s expense to date will at least equal the portion of the grant-date fair value that is expected to vest at that date. Based upon actual attainment relative to the target performance metrics, the CEO has the ability to receive up to 125% of the target number originally granted, or to be issued none at all.
(3)

Inclusive of 301,932 RSUs withheld to satisfy required employee tax withholding requirements due to net share settlement. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

(4)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore do not include a forfeiture rate in our expected to vest calculation unless necessary for a performance condition award, respectively.

Total current income tax benefits associated with the exercise or settlement of TripAdvisor stock-based awards held by our employees during the years ended December 31, 2017, 2016, and 2015 were $27 million, $21 million and $63 million, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized compensation expense and the weighted average remaining amortization period at December 31, 2017 related to our non-vested stock options and RSU awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs
Unrecognized compensation expense	$52	$222
Weighted average period remaining (in years)	2.9	3.0

NOTE 5: EARNINGS PER SHARE

Basic Earnings Per Share Attributable to Common Stockholders

We compute basic earnings per share, or Basic EPS, by dividing net income by the weighted average number of common shares outstanding during the period. We compute the weighted average number of common shares outstanding during the reporting period using the total of common stock and Class B common stock outstanding as of the last day of the previous year end reporting period plus the weighted average of any additional shares issued and outstanding less the weighted average of any common shares repurchased during the reporting period.

Diluted Earnings Per Share Attributable to Common Stockholders

Diluted earnings per share, or Diluted EPS, include the potential dilution of common equivalent shares outstanding that could occur from stock-based awards and other stock-based commitments using the treasury stock method. We compute Diluted EPS by dividing net income (loss) by the sum of the weighted average number of common and common equivalent shares outstanding during the period. We computed the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, and (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of outstanding common equivalent shares related to stock options and the vesting of restricted stock units using the treasury stock method, and (iii) if dilutive, performance based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

In periods of a net loss, common equivalent shares are excluded from the calculation of Diluted EPS as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, Diluted EPS is the same as Basic EPS, since dilutive common equivalent shares are not assumed to have been issued if their effect is anti-dilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Year ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$(19)	$120	$198
Denominator:
Weighted average shares used to compute Basic EPS	140,445	145,443	143,836
Weighted average effect of dilutive securities:
Stock options	-	1,129	1,839
RSUs	-	321	292
Weighted average shares used to compute Diluted EPS	140,445	146,893	145,967
Basic EPS	$(0.14)	$0.83	$1.38
Diluted EPS	$(0.14)	$0.82	$1.36

Potential common shares, consisting of outstanding stock options and RSUs, totaling approximately 12.5 million, 3.9 million, and 2.7 million, respectively, for the years ending December 31, 2017, 2016 and 2015, have been excluded from the calculations of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of approximately 0.6 million, 0.1 million, and 0.1 million, respectively, for the years ending December 31, 2017, 2016 and 2015, consisting of performance-based options and RSUs, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 6: FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show our cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by fair value hierarchy and significant investment category recorded as cash and cash equivalents or short and long-term marketable securities as of the dates presented (in millions):

	December 31, 2017
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$663	$—	$—	$663	$663	$—	$—
Level 1:
Money market funds	1	—	—	1	1	—	—
Level 2:
U.S. agency securities	11	—	—	11	—	6	5
U.S. treasury securities	1	—	—	1	—	1	—
Certificates of deposit	2	—	—	2	—	2	—
Commercial paper	11	—	—	11	9	2	—
Corporate debt securities	46	—	—	46	—	24	22
Subtotal	71	—	—	71	9	35	27
Total	$735	$—	$—	$735	$673	$35	$27

	December 31, 2016
					Cash and	Short-Term	Long-Term
	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities	Securities
Cash	$595	$—	$—	$595	$595	$—	$—
Level 1:
Money market funds	17	—	—	17	17	—	—
Level 2:
U.S. agency securities	23	—	—	23	—	21	2
U.S. treasury securities	8	—	—	8	—	8	—
Certificates of deposit	16	—	—	16	—	15	1
Commercial paper	5	—	—	5	—	5	—
Corporate debt securities	82	—	—	82	—	69	13
Subtotal	134	—	—	134	—	118	16
Total	$746	$—	$—	$746	$612	$118	$16

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and had 12 months or less remaining at December 31, 2017 and 2016, respectively.

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

There were no material realized gains or losses related to sales of our marketable securities for the years ended December 31, 2017, 2016, and 2015. There were also no material unrealized gains or losses related to our marketable securities held at December 31, 2017 and 2016. We consider any individual investments in an unrealized loss position to be temporary in nature and do not consider any of our investments other-than-temporarily impaired as of December 31, 2017.

Derivative Financial Instruments

Our forward contracts, which we have entered into to date, have not been designated as hedges and have had maturities of less than 90 days. Consequently, any gain or loss resulting from the change in fair value has been recognized in our consolidated statement of operations. We recorded a net loss of $1 million for the year ended December 31, 2017, and a net gain of $2 million for both the years ended December 31, 2016 and 2015, respectively, related to our forward contracts in our consolidated statements of operations in interest income and other, net.

The following table shows the notional principal amounts of our outstanding derivative instruments that are not designated as hedging instruments for the periods presented:

	December 31, 2017	December 31, 2016
	(in millions)
Foreign currency exchange-forward contracts (1)(2)	$—	$6

(1)

Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. The Company had no outstanding derivative contracts as of December 31, 2017 and two outstanding derivative contracts as of December 31, 2016.

(2)

The fair value of our outstanding derivatives as of December 31, 2016 was not material and was reported as an asset in prepaid expenses and other current assets on our consolidated balance sheet. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets.

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

Other Financial Instruments

Other financial assets and liabilities not measured at fair value on a recurring basis, or carried at cost, include accounts receivable, accounts payable, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on our consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively. The carrying value of the long-term debt from our 2015 Credit Facility bears interest at a variable rate and therefore is also considered to approximate fair value.

We also hold investments in equity securities of privately-held companies with a total carrying value of $12 million and $14 million at December 31, 2017 and 2016, respectively. These investments are accounted for under the cost method and included in other long-term assets on our consolidated balance sheet. Under cost method accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments. The Company evaluates its investments at each reporting period or on a quarterly basis, to determine if any indicators of other-than-temporary impairment exist. Accordingly, we recognized a loss of $2 million related to the investment in one of these privately-held companies during the year ended December 31, 2017, which is included in interest income and other, net on our consolidated statement of operations. We did not have any losses or impairments related to our cost method investments during the year ended December 31, 2016.

The Company did not have any recurring assets or liabilities measured at fair value that would be considered Level 3 at December 31, 2017 and December 31, 2016.

NOTE 7: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following for the periods presented:

	December 31, 2017	December 31, 2016
	(in millions)
Capitalized software and website development	$213	$153
Building (1)	123	123
Leasehold improvements	39	39
Computer equipment and purchased software	46	37
Furniture, office equipment and other	19	19
	440	371
Less: accumulated depreciation	(177)	(111)
Total	$263	$260

(1)

The Company is deemed for accounting purposes to be the owner of its corporate headquarters building under GAAP, and depreciates the asset over its estimated useful life of 40 years on a straight-line basis. Refer to “Note 13 – Commitments and Contingencies,” for additional information on our corporate headquarters lease.

As of December 31, 2017 and December 31, 2016, the carrying value of our capitalized software and website development costs, net of accumulated amortization, were $97 million and $86 million, respectively. For the years ended December 31, 2017, 2016 and 2015, we capitalized $65 million, $62 million and $52 million, respectively, related to software and website development costs. For the years ended December 31, 2017, 2016 and 2015, we recorded amortization of capitalized software and website development costs of $54 million, $46 million and $37 million, respectively, which is included in depreciation expense on our consolidated statements of operations for those years.

NOTE 8: GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes our goodwill activity by reportable segment for the periods presented:

	Hotel	Non-Hotel	Consolidated
	(in millions)
Balance as of December 31, 2015	$442	$290	$732
Acquisitions (1)	10	7	17
Other adjustments (2)	(1)	(12)	(13)
Balance as of December 31, 2016	$451	$285	$736
Other adjustments (2)	-	22	22
Balance as of December 31, 2017	$451	$307	$758

(1)	The additions to goodwill relate to our business acquisitions. Refer to “Note 3— Acquisitions and Dispositions,” for further information.
(2)	Primarily related to impact of changes in foreign currency exchange rates to goodwill.

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following for the periods presented:

	December 31,
	2017	2016
	(in millions)
Intangible assets with definite lives	$224	$217
Less: accumulated amortization	(112)	(80)
Intangible assets with definite lives, net	112	137
Intangible assets with indefinite lives	30	30
Total	$142	$167

Amortization expense was $32 million, $32 million, and $36 million, respectively, for the years ended December 31, 2017, 2016 and 2015. Our indefinite-lived intangible assets relate to trade names and trademarks. There were no impairment charges recognized to our consolidated statement of operations during the years ended December 31, 2017, 2016 and 2015 related to our goodwill or intangible assets.

The following table presents the components of our intangible assets with definite lives for the periods presented:

		December 31, 2017			December 31, 2016
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in millions)			(in millions)
Trade names and trademarks	6.8	$58	$(20)	$38	$56	$(14)	$42
Customer lists and supplier relationships	3.6	87	(43)	44	84	(31)	53
Subscriber relationships	4.3	35	(22)	13	33	(15)	18
Technology and other	2.6	44	(27)	17	44	(20)	24
Total	4.6	$224	$(112)	$112	$217	$(80)	$137

Refer to “Note 3— Acquisitions and Dispositions” above for a discussion of definite lived intangible assets acquired in business combinations during the years ended December 31, 2016 and 2015.

Our definite-lived intangible assets are being amortized on a straight-line basis. The straight-line method of amortization is currently our best estimate, or approximates to date, the distribution of the economic use of these intangible assets.

The estimated amortization expense for intangible assets with definite lives for each of the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets or change in estimate of remaining lives, is expected to be as follows (in millions):

2018	$31
2019	27
2020	22
2021	14
2022	7
2023 and thereafter	11
Total	$112

NOTE 9: DEBT

The Company’s outstanding debt consisted of the following for the periods presented:

	December 31,	December 31,
	2017	2016
	(in millions)
Short-Term Debt:
Chinese Credit Facilities	$7	$7
2016 Credit Facility	-	73
Total Short-Term Debt (1)	$7	$80

Long-Term Debt:
2015 Credit Facility	$230	$91
Total Long-Term Debt	$230	$91
(1)	The weighted-average interest rate on short-term debt was 5.0% as of December 31, 2017 and 2.1% as of December 31, 2016.

2011 Credit Facility

In December 2011, we entered into a credit agreement (the “2011 Credit Facility”) with a group of lenders, which provided $600 million of borrowing including:

—	a term loan facility in an aggregate principal amount of $400 million with a term of five years due December 2016 (“Term Loan”); and
—	a revolving credit facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

In June 2015, the entire outstanding principal on our Term Loan in the amount of $290 million was repaid with borrowings from our 2015 Credit Facility (described below) and the 2011 Credit Facility was subsequently terminated. During the year ended December 31, 2015, we recorded total interest and commitment fees on our 2011 Credit Facility of $3 million to interest expense on our consolidated statements of operations. There was no resulting loss on early extinguishment of this debt.

2015 Credit Facility

In June 2015, we entered into a five year credit agreement with a group of lenders which, among other things, provided for a $1 billion unsecured revolving credit facility (the “2015 Credit Facility”) and immediately borrowed $290 million. In May 2017, the 2015 Credit Facility was amended to, among other things, (i) increase the aggregate amount of revolving loan commitments available from $1.0 billion to $1.2 billion; and (ii) extend the maturity date of the 2015 Credit Facility from June 26, 2020 to May 12, 2022 (the “First Amendment”). Borrowings under the 2015 Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on the Company’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on the Company’s leverage ratio. The Company may borrow from the revolving credit facility in U.S dollars, Euros and British pound sterling.

During the year ended December 31, 2017, the Company borrowed an additional $435 million and repaid $296 million of our outstanding borrowings under the 2015 Credit Facility. These net borrowings during the year were primarily used to repurchase shares of our outstanding common stock under the Company’s repurchase program, which is described in “Note 15 - Stockholders Equity”. During the year ended December 31, 2016, the

Company borrowed an additional $101 million and repaid $210 million of our outstanding borrowings on the 2015 Credit Facility.

As of December 31, 2017, based on the Company’s leverage ratio, our borrowings bear interest at LIBO rate; plus an applicable margin of 1.25%, or the Eurocurrency Spread. The Company was borrowing under a one-month interest rate period or a weighted average rate of 2.74% per annum as of December 31, 2017, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period. We are also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of December 31, 2017, our unused revolver capacity was subject to a commitment fee of 0.15%, given the Company’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of December 31, 2017, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. We recorded total interest expense and commitment fees on our 2015 Credit Facility of $6 million, $4 million and $2 million for the years ended December 31, 2017, 2016 and 2015, respectively, to interest expense on our consolidated statements of operations. All unpaid interest and commitment fee amounts as of December 31, 2017 and December 31, 2016, respectively, were not material.

We also incurred lender fees and debt financing costs totaling $3 million in connection with entering into the 2015 Credit Facility in June 2015, which were capitalized as deferred financing costs and recorded to other long-term assets on the consolidated balance sheet. In connection with the First Amendment, in May 2017, we incurred additional lender fees and debt financing costs totaling $2 million, which were capitalized as deferred financing costs and recorded to other long-term assets on the consolidated balance sheet. As of December 31, 2017, the Company has $3 million remaining in deferred financing costs in connection with the 2015 Credit Facility. These costs are being amortized over the remaining term on a straight line basis and recorded to interest expense on our consolidated statements of operations. The resulting write down of previous deferred financing costs as a result of the First Amendment was not material.

There is no specific repayment date prior to the maturity date for borrowings under this credit agreement. We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify borrowings under this facility as long-term debt. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. As of December 31, 2017, we were in compliance with all of our debt covenants.

2016 Credit Facility

In September 2016, we entered into an uncommitted facility agreement which provides for a $73 million unsecured revolving credit facility (the “2016 Credit Facility”) with no specific expiration date. The 2016 Credit Facility is available at the Lender’s discretion and can be canceled at any time. Repayment terms for borrowings under the 2016 Credit Facility are generally one to six month periods, or such other periods as the parties may mutually agree, and bear interest at LIBOR plus 112.5 basis points. The Company may borrow from the 2016 Credit Facility in U.S dollars only and we may voluntarily repay any outstanding borrowing at any time without premium or penalty. Any overdue amounts under or in respect of the 2016 Credit Facility not paid when due shall bear interest in the case of principal at the applicable interest rate plus 1.50% per annum. In connection with the 2016 Credit Facility, any lender fees and debt financing costs paid were not material. There are no specific financial or incurrence covenants.

We borrowed $73 million from this uncommitted credit facility in September 2016 and repaid the full amount during the first three months of 2017. These funds were used for general working capital needs of the Company, primarily for partial repayment of our 2015 Credit Facility and recorded in current portion of debt on our consolidated balance sheet at December 31, 2016. We had no outstanding borrowings under this 2016 Credit Facility as of December 31, 2017. During the years ended December 31, 2017 and 2016, total interest recorded with respect to our 2016 Credit Facility to interest expense on our consolidated statement of operations were not material.

Chinese Credit Facilities

In addition to our 2015 Credit Facility and 2016 Credit Facility, we maintain two credit facilities in China (jointly, the “Chinese Credit Facilities”).

We are parties to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Borrowings under our Chinese Credit Facility – BOA generally bear interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with the market condition at the time of borrowing. As of December 31, 2017 and 2016, there were no outstanding borrowings under our Chinese Credit Facility—BOA.

We are also parties to a RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). Our Chinese Credit Facility—JPM generally bears interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with the market condition at the time of borrowing. As of both December 31, 2017 and December 31, 2016, we had $7 million of outstanding borrowings from the Chinese Credit Facility – JPM at a weighted average rate of 5.00% and 4.35%, respectively.

NOTE 10: INCOME TAXES

The following table presents a summary of our domestic and foreign income before income taxes:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Domestic	$81	$64	$67
Foreign	29	87	172
Total	$110	$151	$239

The following table presents a summary of the components of our provision for income taxes:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Current income tax expense:
Federal	$93	$38	$48
State	1	2	8
Foreign	6	11	22
Current income tax expense	100	51	78
Deferred income tax expense (benefit):
Federal	25	(12)	(29)
State	2	(3)	(2)
Foreign	2	(5)	(6)
Deferred income tax expense (benefit):	29	(20)	(37)
Provision for income taxes	$129	$31	$41

The Company reduced its current income tax payable by $27 million, $21 million and $63 million for the years ended December 31, 2017, 2016 and 2015, respectively, for tax deductions attributable to the exercise or settlement of the Company’s stock-based awards.

The significant components of our deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(in millions)
Deferred tax assets:
Stock-based compensation	$36	$52
Net operating loss carryforwards	56	46
Provision for accrued expenses	4	12
Deferred rent	3	5
Lease financing obligation	22	33
Foreign advertising spend	13	10
Deferred expense related to cost-sharing arrangement	26	30
Interest carryforward	7	—
Charitable contribution carryforward	—	20
Other	7	7
Total deferred tax assets	$174	$215
Less: valuation allowance	(55)	(27)
Net deferred tax assets	$119	$188
Deferred tax liabilities:
Intangible assets	$(59)	$(83)
Property and equipment	(21)	(28)
Prepaid expenses	(4)	(6)
Building - corporate headquarters	(20)	(31)
Deferred income related to cost-sharing arrangement	(13)	(10)
Total deferred tax liabilities	$(117)	$(158)
Net deferred tax asset (liability)	$2	$30

At December 31, 2017, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $9 million, $41 million and $171 million, respectively. If not utilized, the federal and state NOLs will expire at various times between 2020 and 2037 and the foreign NOLs will expire at various times between 2018 and 2028.

As of December 31, 2017, we had a valuation allowance of approximately of $55 million related to certain NOL carryforwards for which it is more likely than not, the tax benefit will not be realized. This amount represented an overall increase of $28 million over the amount recorded as of December 31, 2016. The increase is primarily related to additional foreign net operating losses. Except for such foreign deferred tax assets, we expect to realize all of our deferred tax assets based on a strong history of earnings in the U.S. and other jurisdictions, as well as future reversals of taxable temporary differences.

A reconciliation of the provision for income taxes to the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Income tax expense at the federal statutory rate of 35%	$38	$53	$84
Foreign rate differential	(25)	(35)	(53)
State income taxes, net of effect of federal tax benefit	5	4	4
Unrecognized tax benefits and related interest	12	11	12
Change in cost-sharing treatment of stock-based compensation	(5)	(6)	(13)
Non-deductible transaction costs	—	—	1
Impacts related to the 2017 Tax Act	73	—	—
Research tax credit	(8)	(10)	(3)
Stock-based compensation	13	2	2
Change in valuation allowance	25	9	5
Other, net	1	3	2
Provision for income taxes	$129	$31	$41

During 2011, the Singapore Economic Development Board accepted our application to receive a tax incentive under the International Headquarters Award. This incentive provides for a reduced tax rate on qualifying income of 5% as compared to Singapore’s statutory tax rate of 17% and is conditional upon our meeting certain employment and investment thresholds. This agreement has been extended until June 30, 2021 as we have met certain employment and investment thresholds. This benefit resulted in a decrease to our 2017 provision for income tax expense of $1 million.

The 2017 Tax Act was signed into United States tax law on December 22, 2017. The 2017 Tax Act significantly changes the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The 2017 Tax Act also provides for a mandatory one-time tax on the deemed repatriation of accumulative foreign earnings of foreign subsidiaries (the “Transition Tax”), as well as prospective changes beginning in 2018, including additional limitations on executive compensation. Under GAAP, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.

On December 22, 2017, the Securities and Exchange Commission issued SAB 118, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the 2017 Tax Act.

Our financial results, including an estimate of $67 million of Transition Tax, and $6 million recorded due to a remeasurement of our net deferred tax assets, reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company has not obtained, prepared and analyzed the information necessary to finalize its computations and accounting for the Transition Tax. Since there is ongoing guidance and accounting interpretation expected over the next 12 months, we consider the accounting of the Transition Tax, deferred tax remeasurements, and other items to be provisional due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions.

Other significant provisions that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, limitations on the deductibility of certain executive compensation, an incremental tax (base erosion anti-abuse tax or “BEAT”) on excessive amounts paid to foreign related parties, deductions related to foreign derived intangible income, and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or “GILTI”). We are still evaluating whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years.

By virtue of previously filed consolidated income tax returns filed with Expedia, we are currently under an IRS audit for the 2009, 2010, and short-period 2011 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the short-period 2011, 2012 and 2013 tax years and have commenced an employment tax audit with the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes.  We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of December 31, 2017, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

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

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. The Company recorded a tax benefit of $5 million and $6 million in its consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively. The Company will continue to monitor this matter and related potential impacts to its consolidated financial statements.

Cumulative undistributed earnings of foreign subsidiaries totaled approximately $882 million as of December 31, 2017. Subsequent to December 31, 2017, on February 2, 2018, TripAdvisor made a one-time repatriation of $325 million of foreign earnings to the United States primarily to repay our remaining outstanding debt under the 2015 Credit Facility. Refer to “Note 20— Subsequent Events” for additional information on this repatriation. TripAdvisor intends to indefinitely reinvest the remaining foreign undistributed earnings of $557 million although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes or tax benefits. The amount of any unrecognized deferred income tax on this temporary difference is not material. The majority of cash on hand is denominated in U.S. dollars.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	December 31,
	2017	2016	2015
	(in millions)
Balance, beginning of year	$105	$89	$67
Increases to tax positions related to the current year	17	16	15
Increases to tax positions related to the prior year	1	1	7
Reductions due to lapsed statute of limitations	—	(1)	—
Decreases to tax positions related to the prior year	—	—	—
Settlements during current year	—	—	—
Balance, end of year	$123	$105	$89

As of December 31, 2017, we had $123 million of unrecognized tax benefits, net of interest, which is classified as long-term and included in other long-term liabilities and deferred income taxes, net on our consolidated balance sheet. The amount of unrecognized tax benefits, if recognized, would reduce income tax expense by $78 million, due to correlative adjustments in other tax jurisdictions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our consolidated statement of operations. As of December 31, 2017 and 2016, total gross interest accrued was $13 million and $9 million, respectively. We do not anticipate any material changes in the next fiscal year.

NOTE 11: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	December 31, 2017	December 31, 2016
	(in millions)
Accrued employee salary, bonus, and related benefits	$60	$53
Accrued marketing costs	39	37
Other	37	37
Total	$136	$127

NOTE 12: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following for the periods presented:

	December 31, 2017	December 31, 2016
	(in millions)
Unrecognized tax benefits (1)	$127	$108
Long-term income taxes payable (2)	61	$-
Financing obligation, net of current portion (3)	84	84
Other (4)	21	18
Total	$293	$210

(1)	Refer to “Note 10—Income Taxes” for additional information on our unrecognized tax benefits. Amount includes accrued interest related to this liability.
(2)	Amount relates to the long-term portion of Transition Tax related to 2017 Tax Act at December 31, 2017. Refer to “Note 10 – Income Taxes,” for additional information.
(3)	Refer to “Note 13 – Commitments and Contingencies,” for additional information on our corporate headquarters lease.
(4)	Amounts primarily consist of long-term deferred rent balances related to our operating leases for office space.

NOTE 13: COMMITMENTS AND CONTINGENCIES

We have material commitments and obligations that include office space leases, and expected interest and commitment fees on long-term debt, which are not accrued on the consolidated balance sheet at December 31, 2017 but we expect to require future cash outflows.

The following table summarizes our material commitments and obligations as of December 31, 2017:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Property leases, net of sublease income (1)	$228	$28	$53	$51	$96
Expected interest and commitment fee payments on 2015 Credit Facility (2)	34	7	16	11	—
Total (3)	$262	$35	$69	$62	$96
(1)	Estimated future minimum rental payments under operating leases with non-cancelable lease terms, including our corporate headquarters lease in Needham, MA.
(2)

Expected interest payments on the 2015 Credit Facility are based on the effective interest rate and outstanding borrowings as of December 31, 2017, but could change significantly in the future. Amounts assume that our existing debt is repaid at the end of the credit agreement and do not assume additional borrowings or refinancing of existing debt. Expected commitment fee payments are based on the unused portion of credit facility, issued letters of credit, and current effective commitment fee rate as of December 31, 2017; however, these variables could change significantly in the future. Refer to “Note 9— Debt” and “Note 20— Subsequent Events” for additional information on our 2015 Credit Facility and subsequent repayment of our outstanding borrowings on our 2015 Credit Facility in 2018, respectively.

(3)

Excluded from the table was $127 million of unrecognized tax benefits, including accrued interest, that we have recorded in other long-term liabilities on our consolidated balance sheet for which we cannot make a reasonably reliable estimate of the amount and period of payment. We do not anticipate any material changes in the next year. Also excluded from the table was $61 million of estimated Transition Tax related to 2017 Tax Act recorded in long-term liabilities on the consolidated balance sheet at December 31, 2017, that we believe the majority will be paid more than five years from December 31, 2017. Refer to “Note 10 – Income Taxes,” for additional information on these amounts.

Office Lease Commitments

We have contractual obligations in the form of operating leases for office space for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Office lease commitments expire at various dates with the latest maturity in December 2030. For the years ended December 31, 2017, 2016 and 2015, we recorded rental expense of $18 million, $18 million and $19 million, respectively, net of sublease income of $3 million, $2 million and $1 million, respectively.

Corporate Headquarters Lease

In June 2013, we entered into a lease, for a new corporate headquarters (the “Lease”). Pursuant to the Lease, the landlord built an approximately 280,000 square foot rental building in Needham, Massachusetts (the “Premises”), and leased the Premises to the Company as our new corporate headquarters for an initial term of 15 years and 7 months or through December 2030. The Company also has an option to extend the term of the Lease for two consecutive terms of five years each.

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

Upon completion of construction at end of the second quarter of 2015, we evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under GAAP. We concluded that we have forms of continued economic involvement in the facility, and therefore did not meet the provisions for sale-leaseback accounting. This determination was based on the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Therefore, the Lease is accounted for as a financing obligation. Accordingly, we began depreciating the building asset over its estimated useful life and incurring interest expense related to the financing obligation imputed using the effective interest rate method. We bifurcate our lease payments pursuant to the Premises into: (i) a portion that is allocated to the building (a reduction to the financing obligation) and; (ii) a portion that is allocated to the land on which the building was constructed. The portion of the lease obligations allocated to the land is treated as an operating lease that commenced in 2013. The lease costs allocated to the land are recognized as rent expense on a straight-line basis over the term of the lease and are recorded in general and administrative expense in the consolidated statements of operations. The financing obligation is considered a long-term finance lease obligation and is recorded to other long-term liabilities on our consolidated balance sheet. At the end of the lease term, the carrying value of the building asset and the remaining financing obligation are expected to be equal, at which time we may either surrender the leased asset as settlement of the remaining financing obligation or extend the initial term of the lease for the continued use of the asset. In the years ended December 31 2017, 2016, and 2015, the Company recorded $7 million, $7 million, and $4 million of interest expense, respectively, $3 million, $3 million, and $2 million of depreciation expense, respectively, and $2 million, $2 million, $1 million, of rent expense in general and administrative expense on our consolidated statements of operations, respectively, related to the Premises.

Additional United States and International Locations

We also lease an aggregate of approximately 450,000 square feet of office space at approximately 40 other locations across North America, Europe and Asia Pacific, in cities such as, New York, Boston, London, Sydney, Barcelona, Paris, and Beijing, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in June 2027.

As of December 31, 2017, future minimum commitments under our corporate headquarters lease and other non-cancelable operating leases for office space with terms of more than one year and contractual sublease income were as follows:

Year	Corporate Headquarters Lease (1)	Other Operating Leases	Sublease Income	Total Lease Commitments (Net of Sublease Income)
	(in millions)
2018	$9	$22	$(3)	$28
2019	9	21	(3)	27
2020	9	19	(2)	26
2021	10	17	(2)	25
2022	10	17	(1)	26
Thereafter	77	19	—	96
Total	$124	$115	$(11)	$228

(1)

Amount includes an $84 million financing obligation, which we have recorded in other long-term liabilities on our consolidated balance sheet at December 31, 2017, related to our corporate headquarters lease.

Letters of Credit

As of December 31, 2017, we have issued unused letters of credit totaling approximately $3 million, related to our property leases, which includes $1 million delivered to the landlord of our corporate headquarters as security deposit, which amount is subject to increase under certain circumstances.

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

We continue to accumulate cash flows, in foreign jurisdictions which we consider indefinitely reinvested, although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. Refer to “Note 10— Income Taxes” above for further information on potential contingencies surrounding income taxes.

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

We also have various defined contribution plans for our international employees. Our contribution to the 401(k) Plan and our international defined contribution plans which are recorded in our consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015 were $9 million, $9 million, and $7 million, respectively.

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

Under the 2011 Incentive Plan, 100,000 shares of TripAdvisor common stock are available for issuance to non-employee directors. From the inception of the Plan through December 31, 2017, a total of 3,336 shares have been reserved for such purpose.

TripAdvisor, Inc. Executive Severance Plan and Summary Plan Description

Effective August 7, 2017, the Company adopted an Executive Severance Plan and Summary Plan Description (the “Severance Plan”) applicable to certain employees of the Company and its subsidiaries. The Severance Plan formalizes and standardizes the Company’s severance practices for certain designated employees (each, a “Participant” and, collectively, the “Participants”). Participants covered by the Severance Plan generally will be eligible to receive severance benefits in the event of a termination by the Company without Cause or, under certain circumstances, by the Participant for Good Reason. The severance benefits differ if there is a termination of employment in connection with a Change in Control. The severance benefits provided pursuant to the Severance Plan are determined based on the job classification of the Participants (as reflected in internal job profile designations) and, in certain cases, their years of service with the Company.

Under the Severance Plan, in the event of a termination by the Company without Cause more than three months prior to a Change in Control or more than twelve (12) months following a Change in Control, the severance benefits for the Participant generally shall consist of the following:

•	continued payment of base salary for a period of six to eighteen (18) months following the date of such Participant’s termination of employment; and

•

continuation of coverage under the Company’s health insurance plan through the Company’s payment of COBRA premiums for a period of six to eighteen (18) months following the date of such Participant’s termination of employment.

Under the Severance Plan, in the event of a termination by the Company without Cause or by the Participant for Good Reason, in each case within three months prior to or twelve (12) months following a Change in Control, the severance benefits for the Participant shall consist of the following:

•	payment of a lump sum amount equal to (i) twelve (12) to twenty four (24) months of the Participant’s Base Salary, plus (ii) the Participant’s Target Bonus multiplied by 1, 1.5 or 2; and

•

payment of a lump sum amount equal to the premiums required to continue the Participant’s medical coverage under the Company’s health insurance plan for a period of twelve (12) to twenty four (24) months.

The foregoing summary is qualified in its entirety by reference to the Executive Severance Plan and Summary Plan Description incorporated herein by reference as Exhibit 10.22 to this Annual Report on Form 10-K. During the year end December 31, 2017, we recorded $1 million of severance under the Severance Plan in our consolidated statement of operations.

NOTE 15: STOCKHOLDERS’ EQUITY

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. At December 31, 2017, no preferred shares had been issued.

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share on most matters. Holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% percent of the total number of directors, rounded up to the next whole number, which was three directors as of December 31, 2017. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of TripAdvisor the holders of both classes of common stock have equal rights to receive all the assets of TripAdvisor after the rights of the holders of the preferred stock have been satisfied. There were 135,617,263 and 126,142,773 shares of common stock issued and outstanding, respectively, and 12,799,999 shares of Class B common stock issued and outstanding at December 31, 2017.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is primarily comprised of accumulated foreign currency translation adjustments, as follows for the periods presented:

	December 31, 2017	December 31, 2016
	(in millions)
Cumulative foreign currency translation adjustments (1)	$(42)	$(77)
Total accumulated other comprehensive loss (2)	$(42)	$(77)

(1)	Due to our intention to indefinitely reinvest foreign subsidiary earnings; deferred taxes are not provided on foreign currency translation adjustments.
(2)	Our accumulated net unrealized gain (loss) on available for sale securities was not material as of December 31, 2017 and December 31, 2016.

Treasury Stock

On February 15, 2013, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. During the year ended December 31, 2015, we did not repurchase any shares of outstanding common stock under the share repurchase program. During the year ended December 31, 2016, we repurchased 2,002,356 shares of outstanding common stock under the share repurchase program at an average cost of $52.35 per share. As of December 31, 2016, we had repurchased a total of 4,123,065 shares of outstanding common stock under the share repurchase program at an average cost of $60.63 per share and completed our share repurchase program authorized by our Board of Directors.

On January 25, 2017, our Board of Directors authorized an additional repurchase of $250 million of our shares of common stock under a new share repurchase program. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors to affect the share repurchase program in compliance with applicable legal requirements. During the year ended December 31, 2017, we repurchased a total of 6,079,003 shares of the Company’s outstanding common stock at an average share price of $41.13, or $250 million in the aggregate, and completed this share repurchase program. As of December 31, 2017, there were 9,474,490 shares of the Company’s common stock held in treasury with an aggregate cost of $447 million.

In December 2015, we issued 801,042 treasury shares to the Foundation in settlement of all future pledge obligations. Refer to “Note 17 – Segment and Geographic Information,” for a discussion of this transaction.

Dividends

During the years ended December 31, 2017, 2016, and 2015, our Board of Directors did not declare any dividends on our outstanding common stock and do not expect to pay any dividends for the foreseeable future.

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

Relationship between Liberty TripAdvisor Holdings, Inc. and TripAdvisor

We consider Liberty TripAdvisor Holdings, Inc. (“LTRIP”) a related party. As of December 31, 2017, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 14.4% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.3% of the outstanding common stock. Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.5% of our voting power. Refer to “Note 1— Organization and Business Description” above, which describes the evolution of our relationship with LTRIP.

We had no related party transactions with LTRIP during the years ended December 31, 2017, 2016 or 2015.

NOTE 17: SEGMENT AND GEOGRAPHIC INFORMATION

Our reporting structure includes two reportable segments: Hotel and Non-Hotel.

Hotel

Our Hotel segment includes revenue generated from the following sources:

•

TripAdvisor-branded Click-based and Transaction Revenue. Our largest source of Hotel segment revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our travel partners’ sites. Our click-based travel partners are predominantly online travel agencies, or OTAs, and direct suppliers in the hotel category. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from advertisers determined by the number of users who click on a link multiplied by the price that partner is willing to pay for that click, or hotel shopper lead. CPC rates are determined in a dynamic, competitive auction process, or metasearch auction, that enables our partners to use our proprietary, automated bidding system to submit CPC bids to have their hotel rates and availability listed on our site. Transaction revenue is generated from our instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission to TripAdvisor for a user that completes a hotel reservation via our website.

•

TripAdvisor-branded Display-based Advertising and Subscription Revenue. Travel partners can promote their brands in a contextually-relevant manner through a variety of display-based advertising placements on our websites. Our display-based advertising clients are predominately direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. We also sell display-based advertising to OTAs and other travel related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or CPM, basis. In addition, we offer subscription-based advertising to hotels, B&Bs and other specialty lodging properties. Subscription advertising is predominantly sold for a flat fee and enables subscribers to enhance their listing, for a contracted period of time, on our TripAdvisor-branded websites, including by posting special offers for travelers.

•

Other Hotel Revenue. Our other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as www.bookingbuddy.com, www.cruisecritic.com, and www.onetime.com, which includes click-based advertising revenue, display-based advertising revenue, hotel room reservations sold through the websites, and advertising revenue from making cruise reservations available for price comparison and booking.

Non-Hotel

Our Non-Hotel segment consists of the aggregation of three operating segments, our Attractions, Restaurants and Vacation Rentals businesses.

•

Attractions. We provide information and services for users to research, book and experience activities and attractions in popular travel destinations both through Viator, our dedicated Attractions business, and on our TripAdvisor website and applications. We predominately generate commissions for each transaction we facilitate through our online reservation systems. In addition to its consumer-direct business, Viator also powers activity and attractions booking capabilities for its affiliate partners, including some of the world’s top airlines, hotel chains and online and offline travel agencies. Viator’s bookable activities and attractions are available on Viator-branded websites and mobile applications and on TripAdvisor-branded websites and mobile applications.

•

Restaurants. We provide information and services for users to research and book restaurants in popular travel destinations through our dedicated restaurant reservations business, TheFork, and on our TripAdvisor website and applications. TheFork is an online restaurant booking platform operating on a number of websites (including www.lafourchette.com, www.eltenedor.com, www.iens.nl and www.dimmi.com.au), with a network of restaurant partners located primarily across Europe and Australia. We generate reservation revenues that are paid by restaurants for diners seated through TheFork’s online reservation systems, and generate subscription fees for our online booking and marketing analytics tools provided by TheFork and by TripAdvisor. TheFork’s bookable restaurants are available on www.thefork.com and on TripAdvisor-branded websites and mobile applications.

•

Vacation Rentals. We provide information and services for users to research and book vacation and short-term rental properties, including full home rentals, condominiums, villas, beach rentals, cabins and cottages. The Vacation Rentals business generates revenue primarily by offering individual property owners and property managers the ability to list their properties on our websites and mobile applications thereby connecting homeowners with travelers through a free-to-list, commission-based option and, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, and on our TripAdvisor-branded websites and mobile applications.

Our operating segments are determined based on how our chief operating decision maker manages our business, regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources. The chief operating decision maker for the Company is our CEO.

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

The following tables present our segment information for the years ended December 31, 2017, 2016 and 2015, and includes a reconciliation of Adjusted EBITDA to Net Income. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our chief operating decision maker does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our chief operating decision maker. Intersegment revenue is not material and, in addition, already eliminated in the information by segment provided to our chief operating decision maker. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments. Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Year ended December 31, 2017
	Hotel	Non-Hotel	Corporate and unallocated	Total
	(in millions)
Revenue	$1,196	$360	$—	$1,556
Adjusted EBITDA (1)	286	45	—	331
Depreciation			(79)	(79)
Amortization of intangible assets			(32)	(32)
Stock-based compensation			(96)	(96)
Operating income				124
Other expense, net				(14)
Income before income taxes				110
Provision for income taxes (2)				(129)
Net loss				$(19)

	Year ended December 31, 2016
	Hotel	Non-Hotel	Corporate and unallocated	Total
	(in millions)
Revenue	$1,190	$290	$—	$1,480
Adjusted EBITDA (1)	380	(28)	—	352
Depreciation			(69)	(69)
Amortization of intangible assets			(32)	(32)
Stock-based compensation			(85)	(85)
Operating income				166
Other expense, net				(15)
Income before income taxes				151
Provision for income taxes				(31)
Net income				$120

	Year ended December 31, 2015
	Hotel	Non-Hotel	Corporate and unallocated	Total
	(in millions)
Revenue	$1,263	$229	$—	$1,492
Adjusted EBITDA (1)	472	(6)	—	466
Depreciation			(57)	(57)
Amortization of intangible assets			(36)	(36)
Stock-based compensation			(72)	(72)
Non-cash charitable contribution (3)			(67)	(67)
Other non-recurring expenses			(2)	(2)
Operating income				232
Other income, net				7
Income before income taxes				239
Provision for income taxes				(41)
Net income				$198

(1)

Includes allocated general and administrative expenses in our Hotel segment of $81 million, $80 million and $85 million; and in our Non-Hotel segment of $42 million, $38 million and $28 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)

The year ended December 31, 2017 reflects $67 million of Transition Tax and $6 million of tax expense recorded due to the remeasurement of net deferred tax assets related to the 2017 Tax Act enacted on December 22, 2017. Refer to “Note 10 - Income Taxes” for further information.

(3)

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

Revenue and Geographic Information

Our revenue sources within our Hotel segment, which are TripAdvisor-branded click-based and transaction revenue, TripAdvisor-branded display-based advertising and subscription revenue; and other hotel revenue, which along with our Non-Hotel revenue source, comprise our products.

The following table presents revenue by source for the periods presented:

	Year ended December 31,
	2017	2016	2015
	(in millions)
TripAdvisor-branded click-based and transaction	$756	$750	$837
TripAdvisor-branded display-based advertising and subscription	292	282	272
Other hotel revenue	148	158	154
Non-hotel revenue	360	290	229
Total revenue	$1,556	$1,480	$1,492

The following table presents revenue by geographic area, the United States, the United Kingdom and all other countries, based on the geographic location of our websites for the periods presented:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Revenue
United States	$877	$799	$739
United Kingdom	209	210	215
All other countries	470	471	538
Total revenue	$1,556	$1,480	$1,492

The following table presents property and equipment, net for the United States and all other countries based on the geographic location of the assets for the periods presented:

	December 31,
	2017	2016
	(in millions)
Property and equipment, net
United States	$219	$222
All other countries	44	38
Total	$263	$260

NOTE 18: INTEREST INCOME AND OTHER, NET

The following table presents the detail of interest income and other, net, for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net gain (loss), realized and unrealized, on foreign currency exchange and foreign currency derivative contracts and other, net	$2	$(4)	$(4)
Interest income	1	1	1
Loss on cost method investment	(2)	—	—
Gain on sale of business (1)	—	—	20
Total	$1	$(3)	$17

(1)	Refer to “Note 3 – Acquisitions and Dispositions” for information regarding our gain on sale of business in 2015.

NOTE 19: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2017. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Year ended December 31, 2017
Revenue	$372	$424	$439	$321
Operating income	27	46	42	9
Net income (loss) (1)	13	27	25	(84)
Basic earnings (loss) per share (2)	$0.09	$0.19	$0.18	$(0.60)
Diluted earnings (loss) per share (2)	$0.09	$0.19	$0.18	$(0.60)
Year ended December 31, 2016
Revenue	$352	$391	$421	$316
Operating income	42	47	66	10
Net income	29	34	55	1
Basic earnings per share (2)	$0.20	$0.23	$0.38	$0.01
Diluted earnings per share (2)	$0.20	$0.23	$0.37	$0.01

(1) (2)

During the fourth quarter of 2017, we recognized $67 million of Transition Tax and $6 million of tax expense recorded for the remeasurement of our net deferred tax assets related to the 2017 Tax Act enacted on December 22, 2017. Refer to “Note 10 - Income Taxes” for further information.

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

NOTE 20: SUBSEQUENT EVENTS

On January 31, 2018, TripAdvisor’s Board of Directors authorized up to $250 million of share repurchases. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. This new repurchase program has no expiration but may be suspended or terminated by the Board of Directors at any time.

On February 2, 2018, the Company made a one-time repatriation of $325 million of foreign earnings to the United States primarily to repay outstanding borrowings under the 2015 Credit Facility. The remaining outstanding borrowings under the 2015 Credit Facility was subsequently repaid by the Company.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Pursuant to Exchange Act Rule 13a-15(d) or 15d-15(d), management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and board of directors
TripAdvisor, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited TripAdvisor, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Boston, Massachusetts

February 21, 2018

Item 9B.	Other Information

Effective February 19, 2018, the Company entered into an Amendment to Employment Agreement with respect to the Employment Agreement of Seth Kalvert, General Counsel and Senior Vice President, to, among other things, provide that:

-	The term of Mr. Kalvert’s employment will be extended to March 31, 2021;

-

Upon a Termination of Employment without Cause or Resignation for Good Reason not in connection with a Change in Control, the Company will continue to pay Mr. Kalvert’s base salary through the longer of (x) 12 months following such termination date, and (y) the remaining term of the Employment up to a maximum of 18 months; and

-

A non-renewal of the Employment Agreement or expiration of the term will be treated as a Termination of Employment without Cause or resignation for Good Reason not in connection with a Change of Control, entitling Mr. Kalvert’s to benefits under his Employment Agreement.

The foregoing description of the Amendment to Employment Agreement is summary in nature and is qualified in its entirety by the text of the Amendment to Employment Agreement filed as an exhibit to this Annual Report.

Terms not otherwise defined herein shall have the meaning ascribed to them in the Amendment to Employment Agreement and/or the underlying Employment Agreement, as appropriate.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our 2018 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to our 2018 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our 2018 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our 2018 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our 2018 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

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

(b) Exhibits:

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
3.1	Restated Certificate of Incorporation of TripAdvisor, Inc.		8-K	001-35362	3.1	12/27/11
3.2	Amended and Restated Bylaws of TripAdvisor, Inc.		8-K	001-35362	3.2	12/27/11
3.3	Amended No. 1 to Amended and Restated Bylaws of TripAdvisor, Inc.		8-K	001-35362	3.1	2/12/13
4.1	Specimen TripAdvisor, Inc. Common Stock Certificate		S-4/A	333-175828-01	4.6	10/24/11
10.1	Governance Agreement, by and among TripAdvisor, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	001-35362	10.1	12/27/11
10.2	Tax Sharing Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.2	12/27/11
10.3+	Amended and Restated TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan		10-Q	333-190384	10.1	11/8/16
10.4+	TripAdvisor, Inc. Deferred Compensation Plan for Non-Employee Directors		S-8	333-178637	4.6	12/20/11
10.5	Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013		10-Q	001-35362	10.1	7/24/13
10.6	Guaranty dated June 20, 2013 by TripAdvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord		10-Q	001-35362	10.2	7/24/13
10.7+	Employment Agreement between TripAdvisor LLC and Seth Kalvert, effective as of May 19, 2016		8-K	001-35362	10.1	5/23/16
10.8+	Amendment to Employment Agreement between TripAdvisor LLC and Seth Kalvert, dated as of February 19, 2018	X
10.9+	Employment Agreement between TripAdvisor LLC and Stephen Kaufer, effective as of March 31, 2014		10-Q	001-35362	10.3	5/6/14
10.10+	Amendment to Employment Agreement between TripAdvisor LLC and Stephen Kaufer, effective as of November 28, 2017	X
10.11+	Amended and Restated Option Agreement dated June 5, 2017 between Stephen Kaufer and TripAdvisor, Inc.		8-K	001-35362	10.1	6/8/17
10.12+	Stock Option Agreement (time-based) between Stephen Kaufer and TripAdvisor, Inc. dated November 28, 2017	X
10.13+	RSU Agreement (time-based) between Stephen Kaufer and TripAdvisor, Inc. dated November 28, 2017	X
10.14+	RSU Agreement (performance based (market)) between Stephen Kaufer and TripAdvisor, Inc. dated November 28, 2017	X
10.15+	RSU Agreement (performance based (financial and strategic)) between Stephen Kaufer and TripAdvisor, Inc. dated November 28, 2017	X
10.16+	Viator, Inc. 2010 Stock Incentive Plan		S-8	333-198726	99.1	9/12/14
10.17+	Offer Letter dated May 9, 2017, between TripAdvisor Limited and Dermot Halpin		10-Q	001-35362	10.1	5/9/17

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
10.18	Credit Agreement dated as of June 26, 2015 by and among TripAdvisor, Inc., TripAdvisor Holdings, LLC, TripAdvisor LLC, JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; Morgan Stanley Bank, N.A.; Bank of America, N.A.; BNP Paribas; SunTrust Bank; Wells Fargo Bank, National Association; Royal Bank of Canada; Barclays Bank PLC; U.S. Bank National Association; Citibank, N.A.; The Bank of Tokyo-Mitsubishi UFJ, Ltd.; Goldman Sachs Bank USA; and Deutsche Bank AG New York Branch		8-K	001-35362	10.1	6/30/15
10.19	First Amendment, dated as of May 12, 2017, by and among TripAdvisor, Inc., TripAdvisor Holdings, LLC, TripAdvisor LLC and other Subsidiary Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P.Morgan Europe Limited, as London Agent		8-K	001-35362	10.1	5/15/17
10.20+	Employment Agreement, dated as of October 6, 2015, between TripAdvisor, LLC and Ernst Teunissen		8-K	001-35362	10.1	10/8/15
10.21+	Amendment to Employment Agreement, dated as of November 28, 2017, between TripAdvisor, LLC and Ernst Teunissen	X
10.22+	Executive Severance Plan and Summary Plan Description		10-Q	001-36362	10.4	8/8/17
10.23	Form of TripAdvisor Media Group Master Advertising Insertion Order	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included in signature page)	X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

X

+ Indicates a management contract or a compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPADVISOR, INC.
	By:	/s/ STEPHEN KAUFER
February 21, 2018		Stephen Kaufer Chief Executive Officer and President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2018.

Signature	Title
/s/ STEPHEN KAUFER	Chief Executive Officer, President and Director (Principal Executive Officer)
Stephen Kaufer
/s/ ERNST TEUNISSEN	Chief Financial Officer (Principal Financial Officer)
Ernst Teunissen
/s/ NOEL WATSON	Chief Accounting Officer (Principal Accounting Officer)
Noel Watson
/s/ GREGORY B. MAFFEI	Chairman of the Board
Gregory B. Maffei /s/ JAY C. HOAG	Director
Jay C. Hoag
/s/ DIPCHAND V. NISHAR	Director
Dipchand V. Nishar
/s/ JEREMY PHILIPS	Director
Jeremy Philips
/s/ SPENCER M. RASCOFF	Director
Spencer M. Rascoff
/s/ ALBERT E. ROSENTHALER	Director
Albert E. Rosenthaler
/s/ SUKHINDER SINGH CASSIDY	Director
Sukhinder Singh Cassidy
/s/ ROBERT S. WIESENTHAL	Director
Robert S. Wiesenthal