Form 10-Q
period 2018-03-31
TripAdvisor, Inc.
filed 2018-05-08
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at May 4, 2018
Common Stock, $0.001 par value per share	124,603,606 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended March 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended March 31,
	2018	2017
Revenue (Note 3)	$378	$372

Costs and expenses:
Cost of revenue (1)	20	17
Selling and marketing (2)	198	207
Technology and content (2)	67	59
General and administrative (2)	42	35
Depreciation	20	19
Amortization of intangible assets	8	8
Total costs and expenses:	355	345
Operating income	23	27
Other income (expense):
Interest expense	(3)	(3)
Interest income and other, net	1	1
Total other expense, net	(2)	(2)
Income before income taxes	21	25
Provision for income taxes	(16)	(12)
Net income	$5	$13

Earnings per share attributable to common stockholders (Note 4):
Basic	$0.04	$0.09
Diluted	$0.04	$0.09
Weighted average common shares outstanding (Note 4):
Basic	139	144
Diluted	140	145

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$2	$2
Amortization of website development costs included in depreciation	15	12
	$17	$14

(2) Includes stock-based compensation expense as follows (Note 5):
Selling and marketing	$6	$5
Technology and content	$12	$7
General and administrative	$11	$7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended
	March 31,
	2018	2017
Net income	$5	$13
Other comprehensive income:
Foreign currency translation adjustments (1)	8	7
Total other comprehensive income	8	7
Comprehensive income	$13	$20

(1)	Foreign currency translation adjustments exclude income taxes due to our intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$635	$673
Short-term marketable securities (Note 6)	15	35
Accounts receivable and contract assets, net of allowance for doubtful accounts of $17 and $16, respectively	281	230
Prepaid expenses and other current assets	52	55
Total current assets	983	993
Long-term marketable securities (Note 6)	5	27
Property and equipment, net of accumulated depreciation of $198 and $177, respectively	261	263
Intangible assets, net of accumulated amortization of $120 and $112, respectively	136	142
Goodwill	763	758
Deferred income taxes, net	18	16
Other long-term assets	74	73
TOTAL ASSETS	$2,240	$2,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7	$8
Deferred merchant payables	269	156
Deferred revenue	101	60
Current portion of debt (Note 7)	7	7
Accrued expenses and other current liabilities	150	141
Total current liabilities	534	372
Long-term debt (Note 7)	―	230
Deferred income taxes, net	16	14
Other long-term liabilities	300	293
Total Liabilities	850	909

Commitments and contingencies (Note 9)
Stockholders’ equity: (Note 10)
Preferred stock, $0.001 par value	―	―
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	―	―
Authorized shares: 1,600,000,000
Shares issued: 136,396,872 and 135,617,263, respectively
Shares outstanding: 126,669,732 and 126,142,773, respectively
Class B common stock, $0.001 par value	―	―
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	946	926
Retained earnings	935	926
Accumulated other comprehensive loss	(34)	(42)
Treasury stock-common stock, at cost, 9,727,140 and 9,474,490 shares, respectively	(457)	(447)
Total Stockholders’ Equity	1,390	1,363
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,240	$2,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(in millions, except number of shares)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2017	135,617,263	$-	12,799,999	$-	$926	$926	$(42)	(9,474,490)	$(447)	$1,363
Net income						5				5
Cumulative effect adjustment from adoption of new accounting guidance (Note 2)						4				4
Other comprehensive income							8			8
Issuance of common stock related to exercises of options and vesting of RSUs	779,609	-			-					-
Repurchase of common stock								(252,650)	(10)	(10)
Withholding taxes on net share settlements of equity awards					(12)					(12)
Stock-based compensation					32					32
Balance as of March 31, 2018	136,396,872	$-	12,799,999	$-	$946	$935	$(34)	(9,727,140)	$(457)	$1,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended March 31,
	2018	2017
Operating activities:
Net income	$5	$13
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	20	19
Amortization of intangible assets	8	8
Stock-based compensation expense	29	19
Other, net	-	6
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, prepaid expenses and other assets	(55)	(35)
Accounts payable, accrued expenses and other liabilities	-	(8)
Deferred merchant payables	110	88
Income tax receivables/payables, net	15	-
Deferred revenue	42	24
Net cash provided by operating activities	174	134

Investing activities:
Capital expenditures, including internal-use software and website development	(15)	(18)
Purchases of marketable securities	(1)	-
Sales of marketable securities	41	102
Maturities of marketable securities	3	14
Net cash provided by investing activities	28	98

Financing activities:
Repurchase of common stock	(4)	(150)
Proceeds from 2015 credit facility	5	270
Payments to 2015 credit facility	(235)	(151)
Payments to 2016 credit facility	-	(73)
Proceeds from exercise of stock options	-	3
Payment of withholding taxes on net share settlements of equity awards	(12)	(13)
Net cash used in financing activities	(246)	(114)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(38)	119
Cash, cash equivalents and restricted cash at beginning of period	673	612
Cash, cash equivalents and restricted cash at end of period	$635	$731

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation capitalized with internal-use software and website development costs	$3	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

We refer to TripAdvisor, Inc. and our wholly-owned subsidiaries as “TripAdvisor”, “the Company”, “us”, “we” and “our” in these notes to the unaudited condensed consolidated financial statements.

Description of Business

TripAdvisor is an online travel company and our mission is to help people around the world to plan, book and experience the perfect trip. We seek to achieve our mission by providing users and travel partners a global platform about destinations, accommodations, travel activities and experiences, and restaurants that encompasses rich user-generated content, price comparison tools and online reservation and related services.

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

We manage our business in two reportable segments: Hotel and Non-Hotel. Our Non-Hotel segment consists of our Experiences, Restaurants, and Rentals offerings. During the quarter we renamed Attractions as “Experiences” and Vacation Rentals as “Rentals.” These changes had no impact on the composition of our segments or on any financial information. For further information on our segments and principal revenue streams within these segments refer to “Note 3: Revenue Recognition” and “Note 12: Segment Information,” in the notes to our unaudited condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. We prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation. Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

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

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, expenditures by travel partners/advertisers to market to potential travelers and, therefore our financial performance, or revenue and profits, tend to be seasonal as well. Our financial performance tends to be seasonally highest in the second and third quarters of a year, as it is a key period for leisure travel research and trip-taking, which includes the seasonal peak in traveler hotel and rental stays, and tours and experiences taken, compared to the first and fourth quarters which represent seasonal low points. Further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standard Board (“FASB”) issued new accounting guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. For financial assets measured at amortized cost, this new guidance requires an entity to: (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected; (2) recognize this allowance and changes in the allowance during subsequent periods through net income; and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this new guidance made several targeted amendments to the existing other-than-temporary impairment model, including: (1) requiring disclosure of the allowance for credit losses; (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities; (3) limiting impairment to the difference between the amortized cost basis and fair value; and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted, including interim periods within those fiscal years beginning after December 15, 2018. We are currently considering our timing of adoption and in the process of evaluating the impact of adopting this guidance on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets (right-of-use-assets) and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. The new guidance will classify leases as either finance or operating leases, with classification determining the presentation of expenses and cash flows on our consolidated financial statements. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. We will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases which include, among other things, the computation and disclosure of our weighted average remaining lease term and discount rate, cash paid for amounts included in the measurement of lease liabilities, and supplemental non-cash information on lease liabilities arising from obtaining the right-of-use assets. These disclosures are intended to provide supplemental information to the amounts recorded in the financial statements so that users can better understand the nature of an entity’s leasing activities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, which will require the recognition and measurement of leases at the beginning of the earliest comparative period presented in the financial statements using a modified retrospective approach. We anticipate adopting this new guidance in the first quarter of 2019.

We continue to evaluate the new lease guidance and are in the process of updating accounting policies, accounting position memos, and evaluating our existing population of contracts to ensure all contracts that meet the definition of a lease contract under the new standard are identified. We are also in the process of implementing additional lease software to support our accounting and reporting process, including the new quantitative and qualitative financial disclosure requirements. In addition, we are evaluating the impact of the system implementation and new accounting guidance on our internal controls. We will continue to provide updates on our assessment of the effect that this new lease guidance will have on our consolidated financial statements, disclosures, systems and related internal controls, and will disclose material effects, if any, when known.

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued new accounting guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications which will reduce diversity in practice. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if the award’s fair value (or calculated value or intrinsic value, if those measurement methods are used), the award’s vesting conditions, and the award’s classification as an equity or liability instrument are the same immediately before and after the change. The guidance also states that an entity is not required to estimate the value of the award immediately before and after the change if the change does not affect any of the inputs to the model used to value the award. We adopted this guidance prospectively in the first quarter of 2018. We believe the new guidance will likely result in fewer changes to the terms of an award being accounted for as modifications.

In January 2017, the FASB issued new accounting guidance to clarify the definition of a business and provide additional guidance to assist entities with evaluating whether transactions should be accounted for as asset acquisitions (or asset disposals) or business combinations (or disposals of a business). Under this new guidance, an entity first determines whether substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the transaction should be accounted for as an asset acquisition as opposed to a business combination. This distinction is important because the accounting for an asset acquisition significantly differs from the accounting for a business combination. This new guidance eliminates the requirement to evaluate whether a market participant could replace missing elements (e.g. inputs or processes), narrows the definition of outputs and requires that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. We adopted this guidance in the first quarter of 2018 and it will be applied prospectively to any transactions occurring within and after the adoption date.

In November 2016, the FASB issued new accounting guidance on the classification and presentation of restricted cash in the statement of cash flows to address the diversity in practice. This new guidance requires entities to show changes in cash, cash equivalents and restricted cash on a combined basis in the statement of cash flows. In addition, this accounting guidance requires a reconciliation of the total cash, cash equivalent and restricted cash in the statement of cash flows to the related captions in the balance sheet if cash, cash equivalents and restricted cash are presented in more than one line item in the balance sheet. We adopted this guidance in the first quarter of 2018 and applied it retrospectively to all prior periods presented in the financial statements as required under the new guidance. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted this new guidance in the first quarter of 2018 on a modified retrospective basis. Accordingly, we recognized the cumulative effect of initial application of this new guidance as an adjustment to the opening balance of retained earnings, which was not material to our consolidated financial statements.

In August 2016, the FASB issued new accounting guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new guidance specifically addresses the following cash flow topics in an effort to reduce diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. We adopted this new guidance in the first quarter of 2018 retrospectively and the adoption did not have an impact on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued new accounting guidance which amends the standard on the recognition and measurement of financial instruments. The FASB clarified certain aspects of this guidance by issuing an update for technical corrections and improvements related to this guidance in February 2018. The guidance (1) requires an entity to measure equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income rather than accumulated other comprehensive income on the balance sheet; (2) allows an entity to elect to measure the equity investments that do not have a readily determinable fair value using a new measurement alternative which measure these equity investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (3) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; and (4) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s evaluation of their other deferred tax assets. We adopted this guidance in the first quarter of 2018 and elected to prospectively account for our investments in equity securities of privately-held companies that do not have a readily determinable fair value using the measurement alternative. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers, or ASC 606, Revenue from Contracts with Customers (“ASC 606”), which replaced numerous requirements in GAAP, and provides companies with a single model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In addition, the FASB has also issued several amendments to the standard, which clarifies certain aspects of the guidance, including principal versus agent considerations and identifying performance obligations.

In the first quarter of 2018, we adopted ASC 606 under the modified retrospective method for all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue guidance, while prior period amounts are not adjusted and continue to be reported in accordance with our previous accounting policies under the historical revenue guidance, or ASC 605, Revenue Recognition.

We evaluated each of our revenue streams and applied ASC 606 as further discussed in “Note 3: Revenue Recognition.” As a result of adoption of the new revenue guidance, certain revenue streams, such as the instant booking revenue recorded under the consumption model which we previously recorded upon completion of the traveler stay, is now recognized upon booking. The amount of the recognized transaction price is recorded as revenue net of the impact of estimated cancellations. We also recorded an adjustment to capitalize certain costs to obtain contracts for existing arrangements as of the implementation date. We expect the adoption of this new revenue standard will not have a material impact, either on an annual or quarterly basis, to our consolidated financial statements on an ongoing basis. Our systems and internal controls were not significantly impacted as a result of the accounting changes and we have made the necessary changes to our accounting policies and internal processes to support the new revenue recognition standard, including the related disclosures.

We recognized the cumulative effect of initial application of ASC 606 as an adjustment to the opening balance of retained earnings. We recorded a net increase in opening retained earnings of $4 million as of January 1, 2018 due to the cumulative impact of adoption of the new revenue guidance and all other accounts were not materially impacted.

There have been no changes to our significant accounting policies since December 31, 2017, other than noted above. See “Note 3: Revenue Recognition” below for further discussion about our revenue recognition policies under ASC 606. For additional information about our significant accounting policies and estimates, refer to “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 3: REVENUE RECOGNITION

Revenue Recognition under ASC 606

We generate all of our revenue from contracts with customers. We recognize revenue when we satisfy a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. When we act as an agent in the transaction under ASC 606, we recognize revenue for only our commission on the arrangement. We determine revenue recognition through the following steps:

(1)	Identification of the contract, or contracts, with a customer
(2)	Identification of the performance obligations in the contract
(3)	Determination of the transaction price
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, we satisfy a performance obligation.

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the three months ended March 31, 2018 related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were approximately $1 million as of March 31, 2018. We amortize these contract costs on a straight-line basis over the estimated customer life, which is based on historical data. Amortization expense recorded to sales and marketing during the three months ended March 31, 2018 was not material. We assess such assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable.

The recognition of revenue may require the application of judgment related to the determination of the performance obligations, the timing of when the performance obligations are satisfied and other areas. The determination of our performance obligations does not require significant judgment given that we generally do not provide multiple services to a customer in a given transaction, and the point in which control is transferred to the customer is readily determinable. In instances where we recognize revenue over time, we generally have either a subscription service that is recognized over time on a straight-line basis using the time-elapsed output method, or based on other output measures that provide a faithful depiction of the transfer of our services. When an estimate for cancellations is included in the transaction price, we base our estimate on historical data. The estimate is not material. Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue –producing transaction, that are collected by us from a customer, are reported on a net basis, or in other words excluded from revenue on our consolidated financial statements, which is consistent with prior periods. The application of our revenue recognition policies and a description of our principal activities, organized by segment, from which we generate our revenue, are presented below.

Hotel Segment

TripAdvisor-branded Click-based Advertising and Transaction Revenue. Our largest source of Hotel segment revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our travel partners’ sites. Our click-based travel partners are predominantly online travel agencies, or OTAs, and direct suppliers in the hotel category. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from advertisers determined by the number of users who click on a link multiplied by the price that partner is willing to pay for that click, or hotel shopper lead. CPC rates that our travel partners are willing to pay are determined in a dynamic, competitive auction process, or metasearch auction. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

Transaction revenue is generated from our instant booking feature, which enables hotel shoppers to book directly with a travel partner, or the merchant of record, without leaving our website.  We earn a commission from our travel partner for a user that completes a hotel reservation on our website. Our instant booking revenue includes arrangements where commissions are billable on all instant booking hotel reservations and also includes arrangements where the commission is billable only upon the completion of the traveler’s stay resulting from the reservation. Our performance obligation in both arrangements is complete at the time of the booking and the commission earned is recognized upon booking, as we have no post-booking service obligations. The amount of revenue recognized for commissions which are billable contingent upon a travelers stay requires an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay. We are the agent in these transactions under ASC 606.

TripAdvisor-branded Display-based Advertising and Subscription Revenue. Travel partners can promote their brands in a contextually-relevant manner through a variety of display-based advertising placements on our websites. Our display-based advertising clients are predominately direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. We also sell display-based advertising to OTAs and other travel related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or CPM, basis. The performance obligation in our display-based advertising business is to display a number of advertising impressions on our websites and we recognize revenue for impressions as they are delivered. Services are generally billed monthly. We have applied the practical expedient to measure progress toward completion, as we have the right to invoice the customer in an amount that directly corresponds with the value to the customer of our performance to date, which is measured based on impressions delivered.

In addition, we offer subscription-based advertising to hotels, B&Bs and other specialty lodging properties. Our performance obligation is generally to enable subscribers to advertise their business on our website, including such information as a website URL, email address and phone number, as well as other information. Subscription advertising is predominantly sold for a flat fee, for a contracted period of time which is predominately one year or less. Subscription advertising services are generally billed in advance of service. Subscription advertising revenues are recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

Other Hotel Revenue. Our other hotel revenue primarily includes revenue from non-TripAdvisor-branded websites, such as www.bookingbuddy.com, www.cruisecritic.com, and www.onetime.com, which primarily includes click-based advertising and display-based advertising revenue. The performance obligations and timing of customer payments for these brands and methods of recognizing revenue are generally consistent with click-based advertising or display-based advertising revenue, as described above.

Non-Hotel Segment

We provide information and services for users to research, book and experience activities and attractions in popular travel destinations both through Viator, our dedicated Experiences offering, and on our TripAdvisor website and applications. We also power travel activities and experiences booking capabilities to users for affiliate partners, including some of the world’s top airlines, hotel chains and online and offline travel agencies. We work with local tour or travel activities/experiences operators (“the supplier”) to provide our users with access to book tours, activities and experiences (“the activity”) in popular destinations worldwide. We generate commissions for each booking transaction we facilitate through our online reservation system. We provide post-booking service to the user until the time of the activity, which is the completion of the performance obligation. Revenue is recognized at the time that the activity occurs. We are an agent in the transaction, under ASC 606, for nearly all of these transactions. We generally collect payment from the user at the time of booking that includes both our commission revenue and the amount due to the supplier. Our commission revenue is recorded as deferred revenue until revenue is recognized, and the amount due to the supplier is recorded to deferred merchant payables on our consolidated balance sheet, until payment is made to the supplier after the completion of the activity. To a lesser extent, we earn commissions from third-party merchant partners, who display and promote our supplier activities on their websites to generate bookings.  In these transactions, where we are not the merchant of record, we generally invoice and receive commissions directly from the third-party merchant partners. Our performance obligation is to allow the third-party merchant partners to display and promote our supplier activities on their website and we earn a commission when users book and complete an activity. Our performance obligation is complete and revenue is recognized at the time of the booking, as we have no post-booking obligations. We recognize this revenue net of an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized for commissions that are billable contingent upon completion of the activity. We are an agent in these transactions, under ASC 606.

We also provide information and services for users to research and book restaurants in popular travel destinations through our dedicated restaurant reservations offering, TheFork, and on our TripAdvisor website and applications. TheFork is an online restaurant booking platform operating on a number of websites (including www.lafourchette.com, www.eltenedor.com, www.iens.nl and www.dimmi.com.au), with a network of restaurant partners located primarily across Europe and Australia. Our bookable restaurants are available on www.thefork.com and on TripAdvisor-branded websites and mobile applications. We primarily generate transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized in revenue after the reservation is fulfilled, or as diners are seated by our restaurant customers. Revenue is billed monthly when the transaction fees are payable, which is at the time the diner is seated. To a lesser extent, we also generate subscription fees for access to certain online reservation management services and marketing analytic tools provided by TheFork and TripAdvisor. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription fees are generally billable in advance of service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

In addition, we provide information and services for users to research and book vacation and short-term rental properties, including full home rentals, condominiums, villas, beach rentals, cabins and cottages. Rentals  generates revenue primarily by offering individual property owners and managers the ability to list their properties on our websites and mobile applications thereby connecting homeowners with travelers through a free-to-list, commission-based option or, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, and on our TripAdvisor-branded websites and mobile applications. We earn commissions associated with rental transactions through our free-to-list model from both the traveler and the property owner or manager. We provide post-booking service to the traveler and property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. We are an agent in these transactions, under ASC 606. We generally collect payment from the traveler at the time of booking that includes our commissions, which is recorded as deferred revenue until revenue is recognized, and the amount due to the property owner, which is recorded in deferred merchant payables on our consolidated balance sheet, until payment is made to the property owner after the completion of the rental. Payments for term-based subscription fees related to online advertising services for the listing of rental properties are generally due in advance.  As the performance obligation is the listing service provided to the property owner or manager over the subscription period, revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. We recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

Practical Expedients and Exemptions

We expense costs to obtain a contract as incurred, such as sales commissions, when the amortization period would have been one year or less.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Impact of Adoption of ASC 606

The impact of this new revenue recognition guidance on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2018 was as follows:

	As Reported - ASC 606 March 31, 2018	Impact of Accounting under ASC 606	Adjusted - ASC 605 March 31, 2018
	(in millions)
Revenue	$378	$(4)	$374
Operating income	23	(4)	19
Income before income taxes	21	(4)	17
Provision for income taxes	(16)	1	(15)
Net income	5	(3)	2

The impact of the new guidance was not meaningful as of and for the three months ended March 31, 2018 for the unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows, respectively.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 12: Segment Information”, our business consists of two reportable segments – Hotel and Non-Hotel. A reconciliation of disaggregated revenue to segment revenue is also included below.

Three months ended March 31, 2018
Major products/revenue sources:	(in millions)
Click-based advertising and transaction revenue	$189
Display-based advertising and subscription revenue	71
Other hotel revenue	39
Total Hotel Revenue (1)	299

Non-Hotel Revenue (1)	79
Total Revenue	$378
(1)	Our revenue is recognized primarily at a point in time for both our Hotel and Non-Hotel segments.

Contract balances

The following table provides information about the opening and closing balances of accounts receivables and contract assets from contracts with customers (in millions):

	March 31, 2018	December 31, 2017
Accounts receivable	$269	$230
Contract assets	12	-
Total	$281	$230

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our unaudited condensed consolidated balance sheet. During the three months ended March 31, 2018, $41 million was recognized as revenue which was included in the deferred revenue balance at the beginning of the period. The difference between the opening and closing balances of our contract assets and deferred revenue primarily results from the timing differences between our performance and the customer’s payment. There were no significant changes in contract assets or liabilities during the three months ended March 31, 2018 related to business combinations, impairments, cumulative catch-up or other material adjustments.

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

Diluted Earnings Per Share Attributable to Common Stockholders

Diluted earnings per share, or Diluted EPS, includes the potential dilution of common equivalent shares outstanding that could occur from stock-based awards and other stock-based commitments using the treasury stock method. We compute Diluted EPS by dividing net income by the sum of the weighted average number of common and common equivalent shares outstanding during the period. We computed the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, and (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of outstanding common equivalent shares, primarily related to stock options and the vesting of restricted stock units using the treasury stock method, and (iii) if dilutive, performance-based and market-based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended March 31,
	2018	2017
Numerator:
Net income	$5	$13
Denominator:
Weighted average shares used to compute Basic EPS	139,312	143,632
Weighted average effect of dilutive securities:
Stock options	118	516
RSUs/MSUs	892	569
Weighted average shares used to compute Diluted EPS	140,322	144,717
Basic EPS	$0.04	$0.09
Diluted EPS	$0.04	$0.09

Potential common shares, consisting of outstanding stock options, restricted stock units (“RSUs”) and market-based stock units (“MSUs”), totaling approximately 12.0 million shares and 6.4 million shares for the three months ended March 31, 2018 and 2017, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares, consisting of performance-based awards, totaling approximately 0.4 million shares and 0.1 million shares for three months ended March 31, 2018 and 2017, respectively, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 5: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and RSUs, on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended
	March 31,
	2018	2017
	(in millions)
Selling and marketing	$6	$5
Technology and content	12	7
General and administrative	11	7
Total stock-based compensation	29	19
Income tax benefit from stock-based compensation	(7)	(7)
Total stock-based compensation, net of tax effect	$22	$12

During both the three months ended March 31, 2018 and 2017, we capitalized $3 million of stock-based compensation expense as internal-use software and website development costs.

Stock-Based Award Activity and Valuation

2018 Stock Option Activity

During the three months ended March 31, 2018, we granted 611,235 service-based non-qualified stock options under the Company’s 2011 Stock and Annual Incentive Plan, as amended (the “2011 Incentive Plan”). These stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period.

A summary of our stock option activity during the three months ended March 31, 2018, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2017	6,853	$52.78
Granted	611	41.54
Exercised (1)	(196)	28.21
Cancelled or expired	(72)	47.80
Options outstanding at March 31, 2018	7,196	$52.48	6.7	$10
Exercisable as of March 31, 2018	3,428	$54.81	4.7	$5
Vested and expected to vest after March 31, 2018 (2)	7,196	$52.48	6.7	$10
(1)

Inclusive of 150,855 of options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares that had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

(2)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of March 31, 2018 was $40.89. The total intrinsic value of stock options exercised was $3 million and $7 million, for the three months ended March 31, 2018 and 2017, respectively.

The fair value of stock option grants under the 2011 Incentive Plan has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended
	March 31,
	2018	2017
Risk free interest rate	2.66%	1.91%
Expected term (in years)	5.45	5.35
Expected volatility	42.29%	41.53%
Expected dividend yield	— %	— %

The weighted-average grant date fair value of options granted was $17.60 and $17.20 for the three months ended March 31, 2018 and 2017, respectively. The total fair value of stock options vested was $8 million and $13 million for the three months ended March 31, 2018 and 2017, respectively. Cash received from stock option exercises was not material and $3 million for the three months ended March 31, 2018 and 2017, respectively.

2018 RSU Activity

During the three months ended March 31, 2018, we granted 2,590,380 service-based RSUs under the 2011 Incentive Plan which typically vest over a four-year requisite service period. A summary of our RSU activity for service-based and performance-based awards during the three months ended March 31, 2018, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2017 (1)	6,015	$48.14
Transfer (1)	(213)	30.04
Granted	2,590	41.44
Vested and released (2)	(1,007)	56.11
Cancelled	(160)	47.26
Unvested RSUs outstanding as of March 31, 2018	7,225	$45.18	$295
Expected to vest after March 31, 2018 (3)	7,225	$45.18	$295

(1)	RSUs outstanding as of December 31, 2017 include 213,000 MSUs awarded to the Company’s CEO in November 2017. This award has been transferred to the MSU activity table below.

(2)   Inclusive of 269,878 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Incentive Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

(3)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our expected to vest calculation unless necessary for a performance condition award.

A summary of our RSU activity for MSUs, during the three months ended March 31, 2018 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2017 (1)	213	$30.04
Granted (2)	71	59.40
Vested and released	―	―
Cancelled	―	―
Unvested MSUs outstanding as of March 31, 2018	284	$37.41	$12

        (1)Represents 213,000 MSUs awarded to the Company’s CEO in November 2017.

(2)

MSUs provide for vesting based upon the Company’s total shareholder return, or TSR, performance over the period commencing January 1, 2018 through December 31, 2020 relative to the TSR performance of the Nasdaq Composite Total Return Index. A Monte-Carlo simulation model, which simulated the present value of the potential outcomes of future stock prices and TSR of the Company and the Nasdaq Composite Total Return Index over the performance period, was used to calculate the grant-date fair value of these awards. The estimated grant-date fair value of these awards is being amortized on a straight-line basis over the requisite service period through December 31, 2020. Based upon actual attainment relative to the target performance metric, the grantee has the ability to receive up to 200% of the target number of MSUs originally granted, or to be issued none at all. These MSUs were granted under the 2011 Incentive Plan.

Total current income tax benefits associated with the exercise or settlement of TripAdvisor stock-based awards held by our employees were $3 million and $14 million during the three months ended March 31, 2018 and 2017, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at March 31, 2018 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs	MSUs
Unrecognized compensation expense	$55	$302	$10
Weighted average period remaining (in years)	3.0	3.2	2.8

NOTE 6: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables show our cash, cash equivalents, restricted cash and short-term and long-term available-for-sale marketable debt securities, by major security type, that are measured at fair value on a recurring basis and were categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheets, as of the periods presented (in millions):

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash, Cash Equivalents and Restricted Cash	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash and restricted cash (1)	$340	$—	$—	$340	$340	$—	$—
Level 1:
Money market funds	295	—	—	295	295	—	—
Level 2:
U.S. agency securities	4	—	—	4	—	4	—
Certificates of deposit	2	—	—	2	—	2	—
Corporate debt securities	14	—	—	14	—	9	5
Subtotal	20	—	—	20	—	15	5
Total	$655	—	—	$655	$635	$15	$5

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash, Cash Equivalents and Restricted Cash	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash and restricted cash (1)	$663	$—	$—	$663	$663	$—	$—
Level 1:
Money market funds	1	—	—	1	1	—	—
Level 2:
U.S. agency securities	11	—	—	11	—	6	5
U.S. treasury securities	1	—	—	1	—	1	—
Certificates of deposit	2	—	—	2	—	2	—
Commercial paper	11	—	—	11	9	2	—
Corporate debt securities	46	—	—	46	—	24	22
Subtotal	71	—	—	71	9	35	27
Total	$735	—	—	$735	$673	35	27
(1)

As of March 31, 2018 and December 31, 2017, our restricted cash which primarily consists of escrowed security deposits, was not material and is included in other long-term assets on our unaudited condensed consolidated balance sheets.

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at March 31, 2018 and December 31, 2017, respectively.

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

We classify our cash, cash equivalents, restricted cash and marketable securities within Level 1 and Level 2 as we value these financial instruments using quoted market prices (Level 1) or alternative pricing sources (Level 2). The valuation technique we used to measure the fair value of money market funds was derived from quoted prices in active markets for identical assets or liabilities. Fair values for Level 2 marketable securities are considered “Level 2” valuations because they are obtained from independent pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Our procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from our independent pricing services against fair values obtained from another independent source.

There were no material realized gains or losses related to sales of our marketable securities for the three months ended March 31, 2018 and 2017. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We consider any unrealized loss position in our available-for-sale marketable debt securities to be temporary in nature and do not consider any of these investments other-than-temporarily impaired as of March 31, 2018.

Derivative Financial Instruments

Derivative financial instruments are carried at fair value on our unaudited condensed consolidated balance sheets. We use foreign currency forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows primarily for the Euro versus the U.S. Dollar. Our foreign currency forward contracts, which we have entered into to date, have not been designated as hedges and have had current maturities of less than 90 days. Any gain or loss resulting from the change in fair value of the foreign currency forward contracts was recognized in our unaudited condensed consolidated statement of operations in interest income and other, net, and was not material for the three months ended March 31, 2018 and 2017. The Company did not have any outstanding foreign currency derivatives as of March 31, 2018 and December 31, 2017.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include accounts receivable and contract assets, accounts payable, deferred merchant payables, short-term debt, accrued and other current liabilities and long-term debt. The carrying amount of these financial instruments, with the exception of long-term debt, approximate their fair value because of the short maturity of these instruments as reported on our unaudited condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. The carrying value of the long-term debt from our 2015 Credit Facility bears interest at a variable rate and therefore is also considered to approximate its fair value.

In addition, we also hold investments in equity securities of privately-held companies that do not have a readily determinable fair value. As of both March 31, 2018 and December 31, 2017, the total carrying value of our equity investments in these privately-held companies were $12 million and are included in other long-term assets on our unaudited condensed consolidated balance sheet. Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. During the three months ended March 31, 2018 and 2017, we did not have any impairment loss on these equity investments.

The Company did not have assets or liabilities measured at fair value on a recurring basis using the Level 3 unobservable inputs at both March 31, 2018 and December 31, 2017.

NOTE 7: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

	March 31,	December 31,
	2018	2017
	(in millions)
Short-Term Debt:
Chinese Credit Facilities	$7	$7
Total Short-Term Debt (1)	$7	$7

Long-Term Debt:
2015 Credit Facility	$—	$230
Total Long-Term Debt	$—	$230

2015 Credit Facility

We are party to a five year credit agreement with a group of lenders which, among other things, provides for a $1.2 billion unsecured revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2022. Borrowings under the 2015 Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on the Company’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on the Company’s leverage ratio. The Company may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pound sterling.

During the three months ended March 31, 2018, the Company borrowed an additional $5 million and repaid $235 million of our outstanding borrowings on the 2015 Credit Facility. These net repayments were primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the first quarter of 2018. As of March 31, 2018, there were no outstanding borrowings under the 2015 Credit Facility. We are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of March 31, 2018, our unused revolver capacity was subject to a commitment fee of 0.15%, given the Company’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of March 31, 2018, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. We recorded total interest expense and commitment fees on our 2015 Credit Facility of $1 million for both the three months ended March 31, 2018 and 2017 to interest expense on our unaudited condensed consolidated statements of operations. All unpaid interest and commitment fee amounts as of March 31, 2018 and December 31, 2017, respectively, were not material.

There is no specific repayment date prior to the maturity date for borrowings under this credit agreement. We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. As of March 31, 2018, we were in compliance with all of our debt covenants.

2016 Credit Facility

We are party to an uncommitted facility agreement which provides for a $73 million unsecured revolving credit facility (the “2016 Credit Facility”) with no specific expiration date.  The 2016 Credit Facility is available at the lender’s discretion and can be canceled at any time. Repayment terms for borrowings under the 2016 Credit Facility are generally one to six month periods or such other periods as the parties may mutually agree and bear interest at LIBO rate plus 112.5 basis points.  The Company may borrow from the 2016 Credit Facility in U.S. dollars only and we may voluntarily repay any outstanding borrowing at any time without premium or penalty. There are no specific financial or incurrence covenants.

The Company repaid outstanding borrowings of $73 million during the three months ended March 31, 2017. As of March 31, 2018 and December 31, 2017, there were no outstanding borrowings under the 2016 Credit Facility. During the three months ended March 31, 2017, total interest recorded with respect to our 2016 Credit Facility to interest expense on our unaudited condensed consolidated statement of operations was not material.

Chinese Credit Facilities

In addition to our 2015 Credit Facility and 2016 Credit Facility, we maintain two credit facilities in China (jointly, the “Chinese Credit Facilities”).

We are party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Borrowings under our Chinese Credit Facility – BOA generally bear interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of March 31, 2018 and December 31, 2017, there were no outstanding borrowings under our Chinese Credit Facility—BOA.

We are also party to a RMB 70,000,000 (approximately $11 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). Our Chinese Credit Facility—JPM generally bears interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of both March 31, 2018 and December 31, 2017, we had $7 million of outstanding borrowings from the Chinese Credit Facility – JPM at a weighted average rate of 4.98% and 5.00%, respectively.

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

Our effective tax rate for the three months ended March 31, 2018 and 2017 was 76.2% and 48.0%, respectively. For the three months ended March 31, 2018, the effective tax rate was greater than the federal statutory rate primarily due to international provisions from the U.S. Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), discussed below, foreign valuation allowances, and the income tax effects of the accounting for share based compensation. The change in the effective tax rate for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 rate was primarily due to the Transition Tax, discussed below, and a lower stock price resulting in stock compensation shortfalls.

The 2017 Tax Act introduced significant changes to U.S. income tax law. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time tax on the mandatory deemed repatriation of cumulative foreign earnings (the “Transition Tax”) as of December 31, 2017.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, or SAB 118, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

During the quarter ended March 31, 2018, we recorded an incremental $5 million tax expense for the Transition Tax, which we initially recorded in the quarter ended December 31, 2017, reflecting additional information obtained relating to earnings and profits, foreign tax credits, and state taxes. Additional work is still necessary for a more detailed analysis of our historical foreign earnings. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

We are subject to additional requirements of the 2017 Tax Act during the year ended December 31, 2018. Those provisions include a tax on global intangible low-taxed income (“GILTI”), a limitation of certain executive compensation, and a deduction for foreign derived intangible income (“FDII”). We have elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. Our 2018 effective tax rate includes our estimates of these new provisions, with a net tax benefit of $1 million recorded in Q1. Our estimates may be revised in future periods as we obtain additional data, and as the Internal Revenue Service (“IRS”) issues new guidance implementing the law changes.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of March 31, 2018, accrued interest was $11 million, net of federal and state benefit, and no penalties have been accrued.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the short-period 2011, 2012 and 2013 tax years and under an employment tax audit by the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of March 31, 2018, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

In January 2017, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009 and 2010 tax years.  These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $10 million to $14 million after consideration of competent authority relief, exclusive of interest and penalties. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies.  Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 and 2010 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. The Company recorded a tax benefit of $1 million in its unaudited condensed consolidated statement of operations for both the three months ended March 31, 2018 and 2017. The Company will continue to monitor this matter and related potential impacts to its consolidated financial statements.

NOTE 9: COMMITMENTS AND CONTINGENCIES

There have been no material changes to our commitments and contingencies since December 31, 2017. Refer to “Note 13: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We continue to accumulate cash flows, in foreign jurisdictions which we consider indefinitely reinvested, although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Any repatriation of funds currently held in foreign jurisdictions may result in withholding taxes and state taxes. Refer to “Note 8: Income Taxes” above for further information on potential contingencies surrounding income taxes.

NOTE 10: STOCKHOLDERS’ EQUITY

On January 31, 2018, our Board of Directors authorized up to $250 million of share repurchases. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. This repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time.

During the three months ended March 31, 2018, we repurchased 252,650 shares of outstanding common stock under the share repurchase program at an aggregate cost of $10 million, or an average share price of $39.88, of which $6 million remains payable and is recorded in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheet at March 31, 2018. As of March 31, 2018, we had a remaining balance of $240 million available to repurchase shares of our common stock under the share repurchase program. Subsequent to March 31, 2018, we repurchased an additional 2,329,548 shares for an aggregate cost of $90 million, or an average price of $38.60 per share. As of May 7, 2018, we had a remaining balance of $150 million available to repurchase shares of our common stock under the share repurchase program.

NOTE 11: RELATED PARTY TRANSACTIONS

We consider Liberty TripAdvisor Holdings, Inc. (“LTRIP”) a related party. As of March 31, 2018, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which shares constitute 14.3% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.2% of the outstanding common stock. Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.4% of our voting power.

We had no related party transactions with LTRIP during both the three months ended March 31, 2018 and 2017.

NOTE 12: SEGMENT INFORMATION

Our reporting structure includes two reportable segments: Hotel and Non-Hotel. Our Non-Hotel segment consists of the aggregation of three operating segments: Experiences, Restaurants and Rentals. The nature of the services provided are summarized in “Note 3: Revenue Recognition” above.

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

The following tables present our segment information for the three months ended March 31, 2018 and 2017 and include a reconciliation of Adjusted EBITDA to Net Income. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our chief operating decision maker does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our chief operating decision maker. Intersegment revenue is not material and, in addition, already eliminated in the information by segment provided to our chief operating decision maker. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments. Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Three months ended March 31, 2018
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$299	$79	$-	$378
Adjusted EBITDA (1)	88	(8)	-	80
Depreciation			(20)	(20)
Amortization of intangible assets			(8)	(8)
Stock-based compensation			(29)	(29)
Operating income				23
Other expense, net				(2)
Income before income taxes				21
Provision for income taxes				(16)
Net income				5

	Three months ended March 31, 2017
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$314	$58	$-	$372
Adjusted EBITDA (1)	88	(15)	-	73
Depreciation			(19)	(19)
Amortization of intangible assets			(8)	(8)
Stock-based compensation			(19)	(19)
Operating income				27
Other expense, net				(2)
Income before income taxes				25
Provision for income taxes				(12)
Net income				13

(1)

Includes allocated general and administrative expenses in our Hotel segment of $20 million and $19 million; and in our Non-Hotel segment of $12 million and $9 million for the three months ended March 31, 2018 and 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in this Quarterly

Report on Form 10-Q for the three months ended March 31, 2018, Part II, Item 1A, “Risk Factors.” Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

TripAdvisor is an online travel company and our mission is to help people around the world to plan, book and experience the perfect trip. We seek to achieve our mission by providing users and travel partners a global platform about destinations, accommodations, travel activities and experiences, and restaurants that includes rich user-generated content, price comparison tools and online reservation and related services.

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Our flagship brand, TripAdvisor, is the world’s largest travel site based on monthly unique visitors. Our TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide. TripAdvisor features approximately 630 million reviews and opinions on approximately 7.5 million places to stay, places to eat and things to do – including approximately 1.2 million hotels, inns, B&Bs and specialty lodging, 800,000 rental properties, 4.6 million restaurants and 940,000 travel activities and experiences worldwide. We also enable users to compare prices and/or book a number of these travel experiences on either a TripAdvisor site or mobile app, or on the site or app of one of our travel partners.

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

Our reporting structure includes two reportable segments: Hotel and Non-Hotel. Our Non-Hotel reportable segment consists of our Experiences, Restaurants and Rentals offerings. During the quarter we renamed Attractions as “Experiences” and Vacation Rentals as “Rentals.” These changes had no impact on the composition of our segments or on any financial information. Financial information and additional descriptive information related to our segments is contained in “Note 12: Segment Information”, in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

Executive Financial Summary and Trends

As the world’s largest online travel platform, as measured by unique monthly visitors, TripAdvisor represents an attractive platform for travel advertisers—including hotel chains, independent hoteliers, online travel agencies, or OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers—who seek to market and sell their products and services to our large user base. Our product offerings and platform enable users to find, research and price shop for hotels, flights, cruises, rental properties, tours, travel activities and experiences, and restaurants, and book these travel events either directly on our websites or mobile apps, or on our travel partners’ websites or mobile apps. The key drivers of our financial results are described below, including a summary of our long-term growth strategy, current trends affecting our business, and our segment information.

Our Long-Term Growth Strategy

          Our mission is to help people around the world plan, book and experience the perfect trip. We seek to deliver this by: leveraging our user-generated content and global brand to attract users to our websites and applications; providing users with the best user experience throughout all phases of the travel journey; deepening our partnerships with travel partners, by providing them with a global platform of advertising opportunities to generate qualified leads and bookings; and investing in technology, product development, marketing, and other strategic areas that we believe can improve our long-term business prospects.

•

Drive user engagement with our platform. Since our founding, the TripAdvisor brand has become a globally-recognized travel brand, one that is synonymous with travel reviews and travel research. We believe that our user-generated content and our brand have enabled us to build a large, highly engaged and loyal community of travelers who view TripAdvisor as a valuable resource to help them discover, plan, and book their travel experiences, and for millions of users, TripAdvisor gives them an interactive platform to share their travel experiences. We seek to amplify our global brand and raise user awareness about, and engagement with, our end-to-end product offerings, such as the ability to price shop and book, as we aim to attract users to our websites and applications through various channels, including domain direct and various online and offline marketing channels, including search engines through search engine optimization, or SEO, and search engine marketing, or SEM, and recently, through television brand advertising.

•

Deliver the best user experience possible on our platform. We believe that giving users more value throughout their TripAdvisor experience is key to our future success. To accomplish this, we have made and will continue to make product improvements in order to provide a more enjoyable and engaging end-to-end user experience throughout all phases of the travel journey – from inspiration and discovery, to researching, price shopping and booking, to in-destination activities and places to eat, and, finally, to sharing the details of these travel experiences on TripAdvisor. These enhancements include growing the number of hotels, inns, B&Bs and specialty lodging, rental properties, restaurants, travel activities and experiences listed on our platform to approximately 7.5 million worldwide as of March 31, 2018. In addition to listings and content, we have provided users more options to price compare and book their travel experiences. During 2017, we launched a more engaging hotel shopping experience that focused on helping hotel shoppers find the best prices on a redesigned TripAdvisor website and mobile application. In order to better serve travelers’ needs when they are in-destination, we have continued to rapidly expand our bookable supply in Experiences and Restaurants. We believe that our continued focus on delivering an increasingly more robust user experience will ultimately result in more repeat usage on our platform, more value for our partners, and greater monetization for our business. We seek to quickly identify what users need to conduct their travel research and booking and to deliver product enhancements quickly.

•

Deepen relationships with our travel partners. We are a global platform consisting of listing and advertising opportunities that help generate impressions, brand awareness, qualified leads and bookings for travel partners. As of March 31, 2018, TripAdvisor had approximately 1.2 million hotels, inns, B&Bs and specialty lodging, 800,000 rental properties, 4.6 million restaurants, and 940,000 travel activities and experiences worldwide. We believe that continuing to grow the number of listings and bookable supply, especially in our in-destination Experiences and Restaurants offerings, will enable TripAdvisor to not only delight users in more moments during more trips, but also help partners drive transactions for their business. We are also increasingly providing business-to-business services that are designed to help our partners grow their business. For example, TripAdvisor’s Business Advantage and Premium for Restaurants offer hoteliers and restauranteurs, respectively, affordable marketing analytics tools to help them attract customers and more effectively manage their business pages on TripAdvisor.

•

Invest in technology, product, marketing and other strategic areas. Continuous product testing and speed to market are two of our most important priorities, as they enable us to create a richer user experience. We operate on a regular product release cycle, where releases contain new product features for our websites and mobile applications. For example, innovating and improving our mobile phone offerings are key priorities since mobile phone adoption continues to scale and consumers increasingly conduct more internet searches and commerce on these devices. During the quarter ended March 31, 2018, more than half of our average monthly unique visitors came from mobile phones, growing approximately 25% year-over-year, according to our internal log files. We anticipate that the growth rate in mobile phone monthly unique visitors will continue to exceed the growth rate of our overall monthly unique visitors, resulting in an increased proportion of users continuing to use their mobile phones to access the full range of services available on our websites and applications. We are investing significant resources to improve the features, functionality, engagement, and commercialization of our travel products on our mobile websites and applications.

Current Trends in Our Business

The online travel industry, in which we operate, is large and growing, and also remains highly dynamic and competitive.

Hotel Segment

We have and will continue to make product enhancements that help us deliver a comprehensive hotel shopping experience by increasing content on destinations, properties and rooms, optimizing the room selection process and helping users find the best prices with our hotelier and OTA partners. On the supply side, we continue to focus on adding partners with unique brands, unique supply or competitive room prices, which enables us to continue to provide consumers with a comprehensive selection of accommodations in order to drive higher repeat usage, conversion of hotel shoppers to bookers and higher cost-per-click rates on our platform.

 We aim to maximize the number of hotel shoppers, which we define as the users who view either a listing of hotels in a city or on a specific hotel page on our platform in any given period, as long as the expected returns from any investments we may make to achieve this objective are at or above our desired return targets. We continue to compete with other travel companies and search engines who also seek to attract hotel shoppers to their websites and apps.

Over time, hotel shoppers visiting our websites and applications from paid online marketing channels, such as SEM, have grown faster than traffic from unpaid online marketing channels, such as SEO, thereby increasing our aggregate cost of hotel shopper acquisition. Over the past year, however, we have taken important steps to optimize our marketing investment mix, reducing investments in paid online marketing channels and increasing investments in offline channels, such as our TripAdvisor-branded television campaign which was launched in June 2017. As expected, in the near-term, our reduced investments in paid online marketing channels has contributed to slower growth of monthly unique hotel shoppers as well as declines in our click-based and transaction revenue while improving our near-term Hotel segment year-over-year profitability.

During the quarter ended March 31, 2018, we continued to invest in our TripAdvisor-branded advertising campaign as we aim to increase user awareness for and long-term engagement with TripAdvisor’s price shopping tools and establish a more durable, long-lasting direct relationship with users in order to enhance our long-term growth. We also continued to leverage a number of other marketing channels, both paid and unpaid, to achieve this objective, including online efforts such as social media and customer relationship management, or CRM.

We also aim to maximize the click-based revenue per hotel shopper on our platform in any given period. In recent periods, our revenue per hotel shopper has declined primarily due to a few reasons: lower partner CPCs in our click-based metasearch auction in the second half of 2017 and decreased investment in less efficient online paid marketing channels, as well as continued accelerated hotel shopper growth on mobile phones. Although revenue per hotel shopper for mobile phones is growing, mobile phones continue to generate significantly lower revenue per shopper than desktop and tablet devices. During the quarter ended March 31, 2018, the growth rate of hotel shoppers that visited our websites and apps on mobile phones continued to grow significantly faster than that of hotel shoppers using desktop and tablet devices. As a result, the growth in hotel shoppers on mobile phones has remained a headwind against our overall revenue per hotel shopper and our TripAdvisor-branded click-based and transaction revenue. However, we believe our mobile phone product enhancements, as well as the continued general trend of consumer adoption of mobile phones for eCommerce activity; will continue to contribute to revenue per hotel shopper growth on mobile phones.

The general trend of increasing traffic to our websites and apps on mobile phones also continues to increase overall average monthly unique visitors on our platform. This also reduces our ability to grow TripAdvisor-branded display-based advertising revenue, as we continue to prioritize delivering users a cleaner user experience over maximizing the number of advertising impressions we can sell in a given period. Through ongoing product enhancements and marketing efforts, we aim to continue to deliver increased value to users and partners and improve mobile phone monetization.

Non-Hotel Segment

We are creating a more comprehensive, end-to-end user experience through our Non-Hotel offerings. Over the past few years, we have seen continued demand growth for these offerings and our key ongoing objectives are to grow users and demand, make product and platform enhancements, and grow bookable supply in our marketplaces to help drive bookings and increase marketing opportunities for more partners on our platform. We continued to achieve those objectives during the quarter ended March 31, 2018. Monthly unique users to these pages on our websites and applications continued to grow, particularly on mobile phones. We also continue to enhance our product and supply initiatives by enhancing the overall user experience on all devices. We grew bookable products on our platform in both Experiences and Restaurants. We have also continued to increasingly leverage strong user growth on the TripAdvisor-branded platform to drive increased bookings in Experiences. In Rentals, the offering continues to shift from a subscription model to a free-to-list model, and we continue to focus on delivering users a larger selection of high-quality accommodation listings in order to deliver a better user experience through more selection, which in turn helps support higher conversion on our platform.

Continued successful execution of our key growth strategies and increased operating efficiencies primarily contributed to this segment’s revenue growth and improved profitability during the quarter ended March 31, 2018, as compared to the same period in 2017. Our ongoing strategic objectives are to continue to enhance the user experience, to grow traffic and drive increased user engagement, to grow bookable supply, and to grow bookings in this segment.

Segments

Refer to “Note 12: Segment Information” and “Note 3: Revenue Recognition” in the notes to the unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for financial information and additional descriptive information related to our segments.

Employees

As of March 31, 2018, we had 3,255 employees. Of these employees, approximately 50% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, expenditures by travel partners/advertisers to market to potential travelers and, therefore, our financial performance, or revenue and profits, tend to be seasonal as well. Our financial performance tends to be seasonally highest in the second and third quarters of a year, as it is a key period for leisure travel research and trip-taking, which includes the seasonal peak in traveler hotel and rental stays, and tours and experiences taken, compared to the first and fourth quarters which represent seasonal low points. Further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Significant Accounting Policies and New Accounting Pronouncements

Refer to “Note 2: Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for an overview of new accounting pronouncements that we have adopted or that we plan to adopt that have had or may have an impact on our unaudited condensed consolidated financial statements.

Notably, in the first quarter of 2018, we adopted new revenue guidance, or ASC 606, Revenue from Contracts with Customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue guidance, while prior period amounts are not adjusted and continue to be reported in accordance with our previous accounting policies under the historical revenue guidance, or ASC 605, Revenue Recognition. Refer to “Note 2: Significant Accounting Policies”  and “Note 3: Revenue Recognition” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further discussion about our new revenue recognition policy and its impact to our unaudited consolidated financial statements under this new revenue guidance.

There have been no other significant changes to our significant accounting policies and estimates, other than revenue recognition, as discussed above, as compared to the significant accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For additional information about our accounting policies and estimates, refer to “Note 2: Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Statement of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended March 31,		% Change
	2018	2017	2018 vs. 2017
Revenue	$378	$372	2%

Costs and expenses:
Cost of revenue	20	17	18%
Selling and marketing	198	207	(4)%
Technology and content	67	59	14%
General and administrative	42	35	20%
Depreciation	20	19	5%
Amortization of intangible assets	8	8	0%
Total costs and expenses:	355	345	3%
Operating income	23	27	(15)%
Other income (expense):
Interest expense	(3)	(3)	0%
Interest income and other, net	1	1	0%
Total other expense, net	(2)	(2)	0%
Income before income taxes	21	25	(16)%
Provision for income taxes	(16)	(12)	33%
Net income	$5	$13	(62)%

Other Financial Data:
Adjusted EBITDA (1)	$80	$73	10%

(1) See “Adjusted EBITDA” discussion below for more information and for a reconciliation of Adjusted EBITDA to net income for the periods presented.

Revenue and Segment Information

	Three months ended March 31,		% Change
	2018	2017	2018 vs. 2017
Revenue by Segment:	(in millions)
Hotel	$299	$314	(5)%
Non-Hotel	79	58	36%
Total revenue	$378	$372	2%
Adjusted EBITDA by Segment (1):
Hotel	$88	$88	0%
Non-Hotel	(8)	(15)	47%
Total Adjusted EBITDA	$80	$73	10%
Adjusted EBITDA Margin by Segment (2):
Hotel	29%	28%
Non-Hotel	(10)%	(26)%

(1)

Included in Adjusted EBITDA is a general and administrative expense allocation for each segment, which is based on the segment’s percentage of our total personnel costs, excluding stock-based compensation. Refer to “Note 12: Segment Information,” in the notes to our unaudited condensed consolidated financial statements for more information.

(2)	We define “Adjusted EBITDA Margin by Segment”, as Adjusted EBITDA by segment divided by revenue by segment.

Hotel Segment

Our Hotel segment revenue decreased by $15 million during the three months ended March 31, 2018, when compared to the same period in 2017, primarily due to a $22 million decrease in TripAdvisor-branded click-based and transaction revenue, partially offset by an increase of $6 million in TripAdvisor-branded display-based advertising and subscription revenue, and $1 million in other hotel revenue, all of which are discussed below, as well as a favorable impact of foreign currency fluctuations when compared to the same period in 2017.

Hotel segment Adjusted EBITDA was flat during the three months ended March 31, 2018 compared to the same period in 2017, primarily due to a decrease in Hotel segment revenue which was offset by a decrease in our overall marketing spend on traffic acquisition primarily due to the optimization of our marketing investment mix between online and offline channels and to a lesser extent the favorable impact of foreign currency fluctuations, when compared to the same period in 2017.

The following is a detailed discussion of the revenue sources within our Hotel segment:

	Three months ended March 31,		% Change
	2018	2017	2018 vs. 2017
	(in millions)
Hotel:
TripAdvisor-branded click-based and transaction	$189	$211	(10%)
TripAdvisor-branded display-based advertising and subscription	71	65	9%
Other hotel revenue	39	38	3%
Total Hotel revenue	$299	$314	(5%)

TripAdvisor-branded Click-based and Transaction Revenue

TripAdvisor-branded click-based and transaction revenue includes cost-per-click-based advertising revenue from our TripAdvisor-branded websites as well as transaction-based revenue from our hotel instant booking feature. For the three months ended March 31, 2018 and 2017, 63% and 67%, respectively, of our total Hotel segment revenue was derived from our TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue decreased $22 million during the three months ended March 31, 2018, when compared to the same period in 2017, primarily due to a decrease of 11% in revenue per hotel shopper, which is explained below.

Our largest source of Hotel segment revenue is click-based advertising revenue from our TripAdvisor-branded websites, which include links to our travel partners’ sites and contextually-relevant branded and related text links. Click-based advertising is generated primarily through our metasearch auction, a description of which follows. Our click-based travel partners are predominantly OTAs and hoteliers. Click-based advertising is generally priced on a cost-per-click, or CPC basis, with payments to us from advertisers based on the number of user clicks on each type of link, or in other words, the conversion of a hotel shopper to a paid click. CPC is the price that a partner is willing to pay us for a hotel shopper lead and is determined in a competitive process that enables our partners to submit CPC bids to have their rates and availability listed on our site. When a CPC bid is submitted, the partner agrees to pay us the bid amount each time a user subsequently clicks on the link to that partner’s website. Bids can be submitted periodically – as often as daily– on a property-by-property basis. Primary factors used to determine the placement of partner links on our site include, but are not limited to, nightly room rate, the size of the bid relative to other bids, and other variables. CPCs are generally lower in markets outside the U.S. market, and hotel shoppers visiting via mobile phones currently monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet.

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

While we believe that total traffic growth, or growth in monthly visits from unique visitors, is reflective of our overall brand growth, we also track and analyze sub-segments of our traffic and their correlation to revenue generation and utilize data regarding hotel shoppers as one of the key indicators of revenue growth. Hotel shoppers are visitors who view either a listing of hotels in a city or on a specific hotel page. The number of hotel shoppers tends to vary based on seasonality of the travel industry and general economic conditions, as well as other factors outside of our control. Given these factors, as well as the trend towards increased usage on mobile phones, quarterly and annual hotel shopper growth is a difficult metric to forecast.

The table below summarizes our revenue per hotel shopper calculation and growth rate, in aggregate, for the periods presented (in millions, except calculated revenue per hotel shopper and percentages):

	Three months ended March 31,		% Change
	2018	2017	2018 vs. 2017
Revenue per hotel shopper:
TripAdvisor-branded click-based and transaction revenue	$189	$211	(10%)
Divided by: Total average monthly unique hotel shoppers for the quarter	447	448	0%
	$0.42	$0.47	(11%)

Revenue per hotel shopper decreased 11% during the three months ended March 31, 2018, when compared to the same period in 2017, according to our internal log files. The decrease was primarily driven by lower CPCs in our click-based metasearch auction, the optimizing of our marketing investment mix from online to offline channels, as discussed above, as well as the general trend of a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones, partially offset by favorable foreign currency fluctuation impacts when compared to the same period in 2017.

Our aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites remained flat during the three months ended March 31, 2018, when compared to the same period in 2017, according to our internal log files. In the quarter ended March 31, 2018, we continued to experience the general trend of an increasing number of hotel shoppers visiting our websites and apps on mobile phones; however, this increase was partially offset by the optimizing of our marketing investment mix from online to offline channels, which is a current headwind to hotel shoppers, as discussed above.

TripAdvisor-branded Display-based Advertising and Subscription Revenue

For the three months ended March 31, 2018 and 2017, 24% and 21%, respectively, of our Hotel segment revenue was derived from our TripAdvisor-branded display-based advertising and subscription revenue, which primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue.

Our TripAdvisor-branded display-based advertising and subscription revenue increased by $6 million or 9%, during the three months ended March 31, 2018, when compared to the same period in 2017. The majority of the increase was from our display-based advertising revenue, which was primarily due to an increase in impressions sold, partially offset by the general trend of an increasing percentage of our traffic visiting our websites and apps on mobile phones.

Other Hotel Revenue

For the three months ended March 31, 2018 and 2017, 13% and 12%, respectively, of our Hotel segment revenue was derived from other hotel revenues. Our other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as www.bookingbuddy.com, www.cruisecritic.com and www.onetime.com, primarily through click-based advertising revenue and display-based advertising revenue generated through these websites. Our other hotel revenue remained relatively flat during the three months ended March 31, 2018, when compared to the same period in 2017.

Non-Hotel Segment

Our Non-Hotel segment revenue increased by $21 million or 36% during the three months ended March 31, 2018, when compared to the same period in 2017, primarily driven by increased bookings in Experiences and Restaurants and to a lesser extent favorable foreign currency fluctuation impacts, when compared to the same period in 2017.

Experiences offerings continued to generate strong revenue growth driven by the following factors: growth in bookings sourced by TripAdvisor, bookable supply growth, as well as growth in free and paid traffic sources. Another contributing factor is the improved shopping experience from the new features in Experiences, such as instant booking for mobile phone, which enables users to purchase tickets and tours seamlessly as well as other key feature improvements. Continued strong revenue growth in Restaurants offerings was attributed to seated diner growth, mobile bookings growth, user experience improvements, and increased bookable supply of restaurant listings as well as increased revenue from TripAdvisor websites. Rentals’ revenue was relatively flat, when compared to the same period in 2017, primarily due to the continued migration of our subscription model to our free-to-list model, which we believe will have a longer term return, partially offset by the growth in our free-to-list revenues in 2018 as compared to the same period in 2017.

Adjusted EBITDA in our Non-Hotel segment increased $7 million or 47% during the three months ended March 31, 2018, when compared to the same period in 2017. This increase was primarily driven by the increase in our Non-Hotel segment revenue as well as increased operational efficiencies, partially offset by increased personnel and overhead costs of $8 million to support growth in this segment during the three months ended March 31, 2018, and increased offline advertising costs.

Consolidated Expenses

Cost of Revenue

Cost of revenue consists of expenses that are directly related or closely correlated to revenue generation, including direct costs, such as credit card and other booking transaction payment fees, data center costs, ad serving fees, flight search fees, and other transaction costs. In addition, cost of revenue includes personnel and overhead expenses, including salaries, benefits, stock-based compensation and bonuses for certain customer support personnel who are directly involved in revenue generation.

	Three months ended March 31,		% Change
	2018	2017	2018 vs. 2017
	(in millions)
Direct costs	$15	$12	25%
Personnel and overhead	5	5	0%
Total cost of revenue	$20	$17	18%
% of revenue	5.3%	4.6%

Cost of revenue increased $3 million during the three months ended March 31, 2018, when compared to the same period in 2017, due to increased direct costs from credit card and other transaction payment fees in our Non-Hotel segment as a result of revenue growth, as well as an increase in other transaction costs related to revenue generation.

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

	Three months ended March 31,		% Change
	2018	2017	2018 vs. 2017
	(in millions)
Direct costs	$141	$155	(9%)
Personnel and overhead	57	52	10%
Total selling and marketing	$198	$207	(4%)
% of revenue	52.4%	55.6%

Direct selling and marketing costs decreased $14 million during the three months ended March 31, 2018, when compared to the same period in 2017, primarily due to decreased SEM and online traffic acquisition costs of $38 million in our Hotel segment, partially offset by our television advertising campaign spend of $24 million in our Hotel segment during the three months ended March 31, 2018 which we did not incur during the three months ended March 31, 2017. Personnel and overhead costs increased $5 million during the three months ended March 31, 2018, when compared to the same period in 2017, primarily due to an increase in headcount in our Non-Hotel segment to support business growth.

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

	Three months ended March 31,		% Change
	2018	2017	2018 vs. 2017
	(in millions)
Personnel and overhead	$61	$53	15%
Other	6	6	0%
Total technology and content	$67	$59	14%
% of revenue	17.7%	15.9%

Technology and content costs increased $8 million during the three months ended March 31, 2018, when compared to the same period in 2017, primarily due to an increase in personnel and overhead costs related to stock-based compensation of $5 million and increased personnel costs to support the business growth in our Non-Hotel segment.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs, including personnel engaged in executive leadership, finance, legal, and human resources, as well as stock-based compensation expense for those same personnel. General and administrative costs also include professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense, non-income taxes, such as sales, use and other non-income related taxes.

	Three months ended March 31,		% Change
	2018	2017	2018 vs. 2017
	(in millions)
Personnel and overhead	$32	$27	19%
Professional service fees and other	10	8	25%
Total general and administrative	$42	$35	20%
% of revenue	11.1%	9.4%

General and administrative costs increased $7 million during the three months ended March 31, 2018, when compared to the same period in 2017. Personnel and overhead costs increased $5 million during the three months ended March 31, 2018, when compared to the same period in 2017, primarily related to an increase in stock-based compensation of $4 million. Professional service fees and other increased $2 million during the three months ended March 31, 2018, when compared to the same period in 2017, primarily due to an increase in bad debt expense and consulting costs.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, our corporate headquarters building and amortization of capitalized software and website development costs.

	Three months ended March 31,
	2018	2017
	(in millions)
Depreciation	$20	$19
% of revenue	5.3%	5.1%

Depreciation expense increased $1 million during the three months ended March 31, 2018 when compared to the same period in 2017 primarily due to increased amortization related to capitalized software and website development costs.

Amortization of Intangible Assets

Amortization consists of the amortization of purchased definite-lived intangibles.

	Three months ended March 31,
	2018	2017
	(in millions)
Amortization of intangible assets	$8	$8
% of revenue	2.1%	2.2%

Amortization of intangible assets remained flat during the three months ended March 31, 2018, when compared to the same period in 2017.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2015 Credit Facility, 2016 Credit Facility and Chinese Credit Facilities, as well as interest on our financing obligation related to our corporate headquarters.

	Three months ended March 31,
	2018	2017
	(in millions)
Interest expense	$(3)	$(3)

Interest expense remained flat during the three months ended March 31, 2018, when compared to the same period in 2017. Refer to “Note 7: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for additional information on our credit facilities.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned from our money market funds and marketable securities, amortization of discounts and premiums on our marketable securities, net foreign exchange gains and losses, and gains and losses on sales of our marketable securities.

	Three months ended March 31,
	2018	2017
	(in millions)
Interest income and other, net	$1	$1

Interest income and other, net remained flat during the three months ended March 31, 2018, when compared to the same period in 2017.

Provision for Income Taxes

	Three months ended March 31,
	2018	2017
	(in millions)
Provision for income taxes	$16	$12
Effective tax rate	76.2%	48.0%

Our effective tax rates for the three months ended March 31, 2018 and 2017 were 76.2% and 48.0%, respectively. For the three months ended March 31, 2018, the effective tax rate was greater than the federal statutory rate primarily due to the international provisions from the 2017 Tax Act, increased foreign valuation allowances, and the recognition of stock compensation shortfalls. For the three months ended March 31, 2017, the effective tax rate was greater than the federal statutory rate primarily due to valuation allowances on losses in jurisdictions outside the United States and recognition of stock compensation shortfalls. The increase in our effective tax rate for the three months ended March 31, 2018, when compared to the same period in 2017 was primarily due to the international provisions related to the 2017 Tax Act. Refer to “Note 8 - Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2018	2017
	(in millions)
Net income	$5	$13
Add: Provision for income taxes	16	12
Add: Other expense, net	2	2
Add: Stock-based compensation	29	19
Add: Amortization of intangible assets	8	8
Add: Depreciation	20	19
Adjusted EBITDA	$80	$73

Related Party Transactions

For information on our relationship with Liberty TripAdvisor Holdings, Inc., refer to “Note 11: Related Party Transactions” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q. We had no related party transactions with LTRIP during the three months ended March 31, 2018 and 2017, respectively.

Stock-Based Compensation

Refer to “Note 5: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 611,235 service-based stock options with a weighted average grant-date fair value per option of $17.60, 2,590,380 service-based RSUs with a weighted average grant-date fair value of $41.44, and 71,425 MSUs with a weighted average grant-date fair value of $59.40 during the three months ended March 31, 2018.

Liquidity and Capital Resources

The following section explains how we have generated and used our cash during the year, describes our current capital resources and discusses our future known financial commitments.

Our principal source of liquidity is cash flows generated from operations, although liquidity needs can also be met through drawdowns under our 2015 Credit Facility, 2016 Credit Facility, and Chinese Credit Facilities. As of March 31, 2018 and December 31, 2017, we had $655 million and $735 million, respectively, of cash, cash equivalents, and short-term and long-term available-for-sale marketable debt securities. As of March 31, 2018 approximately $316 million of our cash and cash equivalents, and $20 million of short-term and long-term available-for-sale marketable debt securities are held by our subsidiaries outside the United States, with the majority in the United Kingdom. As of March 31, 2018, the majority of total cash on hand is denominated in U.S. dollars. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $569 million as of March 31, 2018. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. To date, we have permanently reinvested our foreign earnings outside of the United States and we currently do not intend to repatriate these earnings to fund U.S. operations. The amount of any unrecognized deferred income tax on this temporary difference is not material.

During the three months ended March 31, 2018, we borrowed an additional $5 million and repaid $235 million of outstanding borrowings under the 2015 Credit Facility. These net repayments were primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the three months ended March 31, 2018. As of March 31, 2018, we had no outstanding borrowings and approximately $1.2 billion of borrowing capacity available under our 2015 Credit Facility. Additionally, we also had $73 million and approximately $34 million of borrowing capacity available under our 2016 Credit Facility and Chinese Credit Facilities, respectively. As of March 31, 2018, we had no outstanding borrowings under the 2016 Credit Facility and $7 million outstanding short-term borrowings under our Chinese Credit Facilities, at a weighted average interest rate of 4.98%. For further discussion on our credit facilities refer to “Note 7: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

Our business experiences seasonal fluctuations that affect the timing of our annual cash flows related to working capital. In our Rentals free-to-list model and our Experiences offering, we receive cash from travelers at the time of booking and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the suppliers, or the property rental owners and experience providers, respectively, after the travelers’ use. Therefore, we receive cash from the traveler prior to paying the supplier and this operating cycle represents a working capital source or use of cash to us. During the first half of the year rentals and experiences bookings typically exceed stays and tour-taking, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. While we expect the impact of seasonal fluctuations to continue, further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

On January 31, 2018, our Board of Directors authorized the repurchase of up to $250 million of our shares of common stock under a new share repurchase program. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. This new share repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. During the three months ended March 31, 2018, we repurchased 252,650 shares of our outstanding common stock at an aggregate cost of $10 million, of which $6 million remains payable at March 31, 2018. As of March 31, 2018, we had $240 million available to repurchase shares of our common stock under the share repurchase program. Subsequent to March 31, 2018, we repurchased an additional 2,329,548 shares for an aggregate cost of $90 million. As of May 7, 2018, we had a remaining balance of $150 million available to repurchase shares of our common stock under the share repurchase program.

We believe that our available cash and marketable securities, combined with expected cash flows generated by operating activities and available cash from our credit facilities, will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions, share repurchases, and/or other expenditures in support of our business strategy, thus may potentially reduce our cash balance and/or increase our debt. We expect total capital expenditures for 2018 to be comparable to our 2017 spending levels.

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
	2018	2017
	(in millions)
Net cash provided by (used in):
Operating activities	$174	$134
Investing activities	28	98
Financing activities	(246)	(114)

Operating Activities

For the three months ended March 31, 2018, net cash provided by operating activities increased by $40 million or 30% when compared to the same period in 2017, primarily due to a net increase in working capital movements of $43 million, and to a lesser extent, non-cash items affecting cash flow of $5 million, which was primarily due to an increase in stock-based compensation expense of $10 million, partially offset by a decrease in other, net of $6 million, driven primarily by deferred income tax expense. These increases were partially offset by a decrease in net income of $8 million. The increase in working capital movements of $43 million was primarily related to an increase in cash received from customers related to bookings in Experiences, as well as timing of collection of receivables, income tax and non-income tax payments and refunds, vendor payments, and other merchant payments.

Investing Activities

For the three months ended March 31, 2018, net cash provided by investing activities decreased by $70 million when compared to the same period in 2017, primarily due to a net decrease in cash generated from the purchases, sales and maturities of our marketable securities of $73 million, partially offset by a decrease in capital expenditures of $3 million.

Financing Activities

For the three months ended March 31, 2018, net cash used in financing activities increased by $132 million when compared to the same period in 2017, primarily due to a net repayment on our 2015 Credit Facility of $230 million during the three months ended March 31, 2018, as compared to net borrowings of $119 million during the three months ended March 31, 2017, partially offset by a decrease in cash used to purchase shares of our common stock under our share repurchase program of $146 million during the three months ended March 31, 2018 as compared to the same period in 2017, as well as a repayment of our 2016 Credit Facility borrowings of $73 million during the three months ended March 31, 2017, which did not reoccur in 2018.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2017. As of March 31, 2018, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our contractual obligations and commercial commitments.

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

          On December 22, 2017, the 2017 Tax Act was signed into United States tax law. The legislation significantly changes U.S. tax law by, among other provisions, lowering corporate income tax rates, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The 2017 Tax Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, which was effective January 1, 2018. This legislation is resulting in additional uncertainty in our income tax liability, as we obtain additional data to comply with new provisions and as the IRS issues new guidance interpreting the law changes.

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

Additionally, we continue to accumulate positive cash flows in foreign jurisdictions, which we consider indefinitely reinvested, although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Any repatriation of funds currently held in foreign jurisdictions may result in withholding taxes and state taxes.

Refer to “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on the impact of the 2017 Tax Act, potential contingencies surrounding current audits by the IRS and various other domestic and foreign tax authorities, and other income tax matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks, including changes in interest rates and foreign currency exchange rates that could adversely affect our results of operations or financial condition. Our exposure to market risk includes our revolving credit facilities, derivative instruments and cash and cash equivalents, marketable securities, accounts receivable and contracts receivable, intercompany receivables, accounts payable and deferred merchant payables denominated in foreign currencies. We manage our exposure to these risks through established policies and procedures and by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign currency exchange rates. Our objective is to mitigate potential income statement, cash flow and market exposures from changes in foreign currency exchange rates and interest rates.

There has been no material change in our market risk profile during the three months ended March 31, 2018.  For additional information, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our long term success depends on our continued ability to maintain and increase the overall number of visitors flowing through our platforms in a cost effective manner and to engage users throughout the travel planning, booking and trip-taking phases. The primary asset that we use to attract visitors to our websites and convert these visitors into engaged users and bookers is our ability to collect or create, organize and distribute high-quality, commercially valuable content and products that meet users’ specific interests. Our traffic and user engagement could be adversely affected by a number of factors, including but not limited to increased competition, reduced consumer awareness of our brands, declines or inefficiencies in traffic acquisition, and macroeconomic conditions. Certain of our competitors have advertising campaigns expressly designed to drive consumer traffic directly to their websites, and these campaigns may negatively impact traffic to our site. There can be no assurances that we will continue to provide content and products in a manner that meets rapidly changing consumer demand, that encourages users to book on our platform and that is cost-effective. Any failure to obtain and manage content and products in a cost-effective manner that will engage users, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to our websites and negatively impact our business and financial performance.

We rely on internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with our products.  If links to our website and applications are not displayed prominently, traffic to our platform could decline and our business would be negatively affected.

We rely heavily on internet search engines, such as Google, to generate a significant amount of traffic to our websites, principally through the purchase of travel-related keywords (what is also known as search engine marketing, or SEM) as well as through free, or organic, search (what is also known as search engine optimization, or SEO). The number of users we attract from search engines to our platform is due in large part to how and where information from and links to our website are displayed on search engine results pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our control and may change frequently. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in organic search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our partners, or if competitive dynamics impact the cost or effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected. Furthermore, our failure to successfully manage our SEO and SEM strategies could result in a substantial decrease in traffic to our websites, as well as increased costs if we were to replace free traffic with paid traffic.

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

We also rely on application marketplaces, or app stores such as Apple’s App Store and Google’s Play, to drive downloads of our applications. In the future, Apple, Google or other marketplace operators may make changes to their marketplaces that make access to our products more difficult. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product and hotel metasearch product as well as reservation functionality. Our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces. Similarly, if problems arise in our relationships with providers of application marketplaces, traffic to our site and our user growth could be harmed.

We derive a substantial portion of our revenue from advertising and any significant reduction in spending by advertisers or redirections of advertising spend could harm our business.

We derive a substantial portion of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based and subscription-based advertising. We enter into master advertising contracts with our advertising partners; however, the agreement terms are generally limited to legal matters, with campaign details governed by insertion orders, and most of these contracts can be terminated by our partners at will or on short notice. Our ability to grow advertising revenue with our existing or new advertising partners is dependent in large part on our ability to generate revenue for them relative to other alternatives. Advertisers will not continue to do business with us if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis. Our ability to provide value to our advertising partners depends on a number of factors, including acceptance of online advertising versus more traditional or more effective forms of advertising , competitiveness of our products, traffic quality, perception of our platform, availability and accuracy of analytics and measurement solutions to demonstrate our value, and macroeconomic conditions, whether in the advertising industry generally, among specific types of marketers or within particular geographies. We cannot guarantee that our current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with us.

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

We derive a substantial portion of our revenue from a relatively small number of advertising partners and rely significantly on our relationships. For example, for the year ended December 31, 2017, our two most significant advertising partners, Expedia and Booking Holdings (and their subsidiaries), accounted for a combined 43% of total revenue. While we enter into master advertising contracts with our partners, as discussed above, most of these contracts can be terminated by our partners at will or on short notice. If any of our significant advertisers were to cease or significantly curtail advertising on our websites, we could experience a rapid decline in our revenue over a relatively short period of time which would have a material impact on our business.

Our dedication to making the user experience our highest priority may cause us to prioritize rapid innovation and user experience over short-term financial results.

We strive to create the best experience for our users, providing them with the information, products and tools to enable them to plan, book, and experience the perfect trip. We believe that in doing so we will increase our rates of conversion, our revenue per hotel shopper and, ultimately, our financial performance over the long-term. We have taken actions in the past and may continue to make decisions in the future that have the effect of reducing our short-term revenue or profitability if we believe that the decisions benefit the overall user experience. For example, we may introduce changes to existing products or new products that direct users away from formats or use cases where we have a proven means of monetization. In addition, our approach of putting users first may negatively impact our relationship with existing or prospective advertisers. These actions and practices could result in a loss of advertisers, which in turn could harm our results of operations. The short-term reductions in revenue or profitability could be more severe than we anticipate or these decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with users and advertisers, and our business and results of operations could be harmed.

Our business depends on a strong brand and any failure to maintain, protect and enhance our brand would hurt our ability to retain and expand our base of users and advertisers, as well as increase the frequency with which users utilize our products and services.

We believe that the strength of our brands (particularly the TripAdvisor brand) has contributed significantly to our success.  We also believe that maintaining, protecting and enhancing our brands is critical to expanding our base of users, increasing the frequency with which users utilize our solutions and attracting advertisers and business partners. Our ability to maintain and protect our brand depends, in part, on our ability to maintain consumer trust in our products and in the quality and integrity of the user content and other information found on our platform. We believe that consumers must trust the integrity of our content and that they must believe that our content is reliable as well as useful.  If consumers do not view our reviews to be useful and reliable, they may seek other sources to obtain the information they are looking for and may not return to our platform as often in the future, or at all.  This would negatively impact our ability to attract and retain users and advertisers and the frequency with which they use our platform.  We dedicate significant resources to these goals, primarily through our computer algorithms to identify inappropriate or deceptive content removing content from our website that violates our terms of service and, in certain cases, taking legal action against businesses that we believe engage in deceptive practices.

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

In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product changes, competitive pressures, litigation or regulatory activity, could adversely affect our reputation with our users and our advertisers. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue.

We continue to invest significant time and effort towards educating users about our brand and our product offerings and there can be no assurances that these efforts will be successful.

In an effort to enhance our brand we invest significantly in brand marketing including, but not limited to, television advertising. We expect these investments to continue, and even increase, as a result of a variety of factors, including relatively high levels of advertising spending by competitors, the increasing costs of supporting multiple brands, expansion into new geographies, product positioning where our brands are less well known, and the continued emergence and relative traffic share growth of search engines as destination sites for travelers. We expect to continue our television advertising campaign and to adjust our marketing efforts and spend among the different marketing channels, in each case as we think appropriate based on the relative growth opportunity, the expected returns and the competitive environment in the different segments and businesses in which we operate.

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

The number of people who access the internet through mobile phones continues to increase and we anticipate that the rate of use of these devices will continue to grow. A significant percentage of our traffic comes from users accessing our sites on mobile phones and we expect this percentage to continue to increase.  In order to attract and retain engaged users of our mobile platform, the mobile products and services we introduce must be compelling.  In addition, the mobile phones continue to monetize at a significantly lower rate than desktops and tablets and advertising opportunities are more limited on mobile phone devices. Given device sizes and technical limitations of these devices, mobile phone consumers may not be willing to download multiple apps from multiple companies providing similar service and instead prefer to use one or a limited number of apps for their hotel, restaurant and experiences activity. In addition, as new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize.

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

Our businesses and financial performance are affected by the health of the global economy generally as well as the travel industry and leisure travel in particular. Sales of travel services tend to decline or grow more slowly during economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. The global economy may be adversely impacted by unforeseen events beyond our control including incidents of actual or threatened terrorism, regional hostilities or instability, unusual weather patterns, natural disasters, political instability and health concerns (including epidemics or pandemics), defaults on government debt, significant increases in fuel and energy costs, tax increases and other matters that could reduce discretionary spending, tightening of credit markets and further declines in consumer confidence. Decreased travel spending could reduce the demand for our services and have a negative impact on our business and financial performance.

In addition, the uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and our results of operations. For example, the United Kingdom’s referendum to exit the European Union, known as Brexit, could adversely affect European and global economic or market conditions, could contribute to instability in global financial markets and may have a negative effect on the travel industry and our business.

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

We also compete with different types of companies in the various markets and geographies where we participate, including large and small companies in the travel space as well as broader service providers. More specifically:

•

In our Hotel segment, we face competition from OTAs (including Expedia, Inc. and Booking Holdings, Inc. and certain of their respective subsidiaries), hotel metasearch providers (including trivago, KAYAK, Ctrip.com International, Ltd., and HotelsCombined), large online search, social media, and marketplace companies (including Google, Microsoft Bing, Yahoo, Baidu, Facebook, Alibaba, and Amazon), traditional offline travel agencies, and global hotel chains seeking to promote direct bookings.

•

We also face competition from different companies in each of the operating segments in our Non-Hotel segment. Experiences competes with traditional travel agencies, wholesalers, and individual tour operators as well as Airbnb and similar websites that have added other travel services such as tours and activities. Restaurants competes with other online restaurant reservation services, such as SeatMe (owned by Yelp) and OpenTable (a subsidiary of Booking Holdings). Rentals competes with companies focused on alternative lodging, shared accommodations and online accommodation searches, including Airbnb, HomeAway (a subsidiary of Expedia) and booking.com (a subsidiary of Booking Holdings).

Many of our competitors have significantly greater financial, technical, marketing and other resources than us and have more expertise in developing online commerce and facilitating internet traffic as well as large client bases. They also have the ability to leverage other aspects of their business to enable them to compete more effectively against us. In addition, many of our competitors, including online search companies, continue to expand their voice and artificial intelligence capabilities, which may provide them with a competitive advantage in travel. We cannot assure you that we will be able to compete successfully against our current, emerging and future competitors or on platforms that may emerge, or provide differentiated products and services to our traveler base.

Certain of the companies we do business with, including some of our click-based advertising partners, are also our competitors. The consolidation of our competitors and partners, including Expedia (through its acquisitions of Orbitz, Travelocity, and HomeAway) and Booking Holdings (through its acquisitions of KAYAK and OpenTable), may affect our relative competitiveness and our partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites.

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

If we do not continue to innovate and provide products, services and features that are useful to travelers, we may not remain competitive, and our business and financial performance could suffer.

Our success depends in part on continued innovation to provide products, features and services that make our platform compelling to travelers. Our competitors are continually developing innovations in online travel-related services and features. As a result, we are continually working to improve our business model and user experience in order to drive user traffic and conversion rates. We can give no assurances that the changes we make will yield the benefits we expect and will not have unintended or adverse impacts that we did not anticipate. If we are unable to continue offering innovative products and services and quality features that travelers want to use, existing users may become dissatisfied and use competitors’ offerings and we may be unable to attract additional users, which could adversely affect our business and financial performance.

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

In addition, competition remains intense for well-qualified employees in certain aspects of our business, including software engineers, developers, product management and development personnel, and other technology professionals. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. As a global company, we aim to attract quality employees from all over the world, so any restrictions on travel for professional or personal purposes may cause significant disruption to our businesses or negatively affect our ability to attract and retain employees on a global basis. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.

We may be subject to claims that we violated intellectual property rights of others and these claims can be extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Certain companies in the internet and technology industries that own patents, copyrights, trademarks and trade secrets frequently enter into litigation based on allegations of infringement or other violations of those intellectual property rights in order to extract value from technology companies, such as royalties in connection with grants of licenses. We have received in the past, and expect to receive in the future, notices that claim we have misappropriated or misused other parties’ intellectual property rights. Any intellectual property claim against us, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology or content found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, or content, which could require significant effort and expense and make us less competitive in the relevant market. Any of these results could harm our business and financial performance.

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

We have invested, and may in the future invest, in privately-held companies and these investments are currently accounted for using the measurement alternative for equity investments without a readily determinable fair value, which measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or may never become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced into the market. Further, our ability to liquidate any such investments is typically dependent upon some liquidity event, such as a public offering or acquisition, since no public market exists for such securities. Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the company’s securities. Moreover, we could lose the full amount of any of our investments and any impairment of our investments could have a material adverse effect on our financial condition and results of operations.

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

Such claims, suits, government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings could have an adverse impact on us because of legal costs, diversion of management resources, injunctions or damage awards and other factors. Determining reserves for our pending litigation or other legal proceedings is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices or other field action, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could adversely affect our business and results of operations.

We are a global company that operates in many different jurisdictions and these operations expose us to additional risks, which risks increase as our business continues to expand.

We operate in a number of jurisdictions both inside and outside of the United States and continue to expand our operations both domestically and internationally. Many regions have different economic conditions, languages, currencies, consumer expectations, legislation, regulatory environments (including labors laws and customs), tax laws, levels of consumer acceptance and use of the internet for commerce and levels of political stability. We are subject to associated risks typical of global businesses, including, but not limited to, the following:

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

A number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Foreign governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.

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

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to the internet and online commerce, internet advertising, consumer protection, data security and privacy, travel and rental licensing and listing requirements and tax. In some cases, these laws continue to evolve.

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

Further, Rentals has been and continues to be subject to regulatory developments that affect the rental industry and the ability of competitors like us to list those rentals online. For example, some states and local jurisdictions have fair housing or other laws governing whether and how properties may be rented, which they assert apply to rentals. In addition, many homeowners, condominium and neighborhood associations have adopted or are considering adopting statutes or ordinances that prohibit or restrict property owners and managers from short-term rentals.

We also have been subject, and we will likely be subject in the future, to inquiries from time to time from regulatory bodies concerning compliance with consumer protection, competition, tax and travel industry-specific laws and regulations. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. Further, if such laws and regulations are not enforced equally against other competitors in a particular market, our compliance with such laws may put us at a competitive disadvantage vis-à-vis competitors who do not comply with such requirements.

The promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we provide services could require us to change certain aspects of our business, operations and commercial relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the company to additional liabilities. Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, increase costs and/or subject us to additional liabilities. Violations of these laws and regulations could result in fines and/or criminal sanctions against us, our officers or our employees and/or prohibitions on the conduct of our business.

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

Effective intellectual property protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. In addition, effective intellectual property protection may not be available in every jurisdiction in which our services are made available, and policing unauthorized use of our intellectual property is difficult and expensive. Therefore, in certain jurisdictions, we may be unable to protect our intellectual property adequately against unauthorized third-party copying or use, which could adversely affect our business or ability to compete. We cannot be sure that the steps we have taken will prevent misappropriation or infringement of our intellectual property. Furthermore, we may need to go to court or other tribunals or administrative bodies in order to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention. Our failure to protect our intellectual property in a cost-effective or effective manner could have a material adverse effect on our ability to protect our technology, content and brands.

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

We collect, process, store and transmit data, including personal information, for our users. As a result, we are subject to a variety of laws in the United States and abroad regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. In addition, the security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidences in our services. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the internet. Various U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. In addition, we are subject to GDPR, a new data protection legal framework adopted by the European Union effective May 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our business operations.

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

          We accept payments, both from consumers and advertising partners and suppliers, using a variety of methods, including credit card, debit card, direct debit from a customer’s bank account, and invoicing. For existing and future payment options we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes). These regulations and/or requirements could result in significant costs and reduce the ease of use of our payments products and yet may still be susceptible to fraudulent activity. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain payment methods and payment processing services, including the processing of credit cards and debit cards. In each case, our business could be disrupted if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and/or lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments.

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

Any significant system disruption in or unauthorized access to our computer systems or those of third parties that we utilize, including those relating to cybersecurity or arising from cyberattacks, could result in a loss or degradation of service, unauthorized disclosure of data or theft of intellectual property, and could harm our business.

Our reputation and ability to attract, retain and service our users and partners is dependent upon the reliable performance and security of our computer systems and those of third parties we utilize in our operations. In the past, we have experienced cyberattacks, such as computer viruses, security intrusions, “denial-of-service” or “bot” type attacks that have made portions of our websites unavailable for short periods of time as well as allowed unauthorized access of our systems and data. Significant interruptions, outages, delays or security breaches in internal systems or systems of third parties that we rely upon, could impair our ability to process transactions or display content and significantly harm our business. A party, whether internal or external, that is able to circumvent our security systems could misappropriate user information or proprietary information or cause significant interruptions in our operations. We also face risks associated with security breaches affecting third parties conducting business over the internet. Much of our business is conducted with third party marketing affiliates or, more recently, through business partners powering our instant booking feature. A security breach at such third party could be perceived by consumers as a security breach of our systems and could result in negative publicity or damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, failure of such third parties to comply with applicable disclosure requirements could expose us to liability.

We may need to expend significant resources to protect against security breaches or to investigate and address problems caused by breaches. Reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. Media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with, applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security. Security breaches could also cause travelers and potential users to lose confidence in our security, which would have a negative effect on the value of our brand. Failure to adequately protect against attacks or intrusions, whether for our own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on financial performance.

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

We offer short-term and vacation rental services on our TripAdvisor-branded sites as well as through our U.S.-based FlipKey and Vacation Home Rentals and European-based Holiday Lettings and Niumba businesses. The short-term and vacation rental market has been and continues to be, subject to regulatory development globally that affects the industry and the ability of companies like us to list these rental properties online. For example, some states and local jurisdictions, both domestically and internationally, have adopted, or are considering adopting, statutes or ordinances that prohibit property owners and managers from renting certain properties for fewer than 30 consecutive days or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations. Some states and local jurisdictions also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term rentals. Many of the fundamental statutes and ordinances that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could burden property owners and managers or otherwise harm our business. Operating in this dynamic regulatory environment requires significant management attention and financial resources. We cannot assure that our efforts will be successful, and the investment and additional resources required to manage growth will produce the desired levels of revenue or profitability.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

We are currently party to a credit agreement with respect to a $1.2 billion revolving credit facility maturing in May 2022 (as more fully discussed below, the “2015 Credit Facility”). This agreement includes restrictive covenants that may impact the way we manage our business and may limit our ability to secure significant additional financing in the future on favorable terms. Our ability to secure additional financing and satisfy our financial obligations outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available on desirable, or even any, terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments.

We have indebtedness which could adversely affect our business and financial condition.

At March 31, 2018, there were no outstanding borrowings in long-term debt. However, we continue to have existing credit facilities from which we can borrow significant amounts; as such, we are still subject to risks relating to our indebtedness that include:

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

These covenants may limit our ability to optimally operate our business. In addition, our 2015 Credit Facility requires that we meet certain financial tests, including a leverage ratio test. Any failure to comply with the restrictions of our credit facility may result in an event of default under the agreements governing such facility. Such default may allow the creditors to accelerate the debt incurred thereunder. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds (including periodic rollovers of existing borrowings).

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

Additionally, we continue to accumulate positive cash flows in foreign jurisdictions, which we consider indefinitely reinvested, although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Any repatriation of funds currently held in foreign jurisdictions may result in withholding taxes and state taxes.

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

The 2017 Tax Act has resulted in significant changes to the U.S. corporate income tax system. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act, significant estimates in calculations, and the preparation of analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

In addition, the taxing authorities in the United States and other jurisdictions where we do business regularly examine our income and other tax returns as well as the tax returns of Expedia, our former parent. The ultimate outcome of these examinations (including the IRS audit described below) cannot be predicted with certainty. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, we may be required to record charges to our operations, which could harm our operating results and financial condition.

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

We conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars. As a result, we face exposure to movements in foreign currency exchange rates, particularly those related to the Euro, British pound sterling, and Australian dollar. These exposures include, but are not limited to, re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur.

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

Liberty TripAdvisor Holdings, Inc., or LTRIP, effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of our common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires separate class votes), including but not limited to, corporate transactions such as mergers, business combinations or dispositions of assets, the authorization or issuance of new equity or debt securities and determinations with respect to our business direction and policies. Our Chairman Gregory Maffei and one of our Directors Albert Rosenthaler also serve as officers and directors of LTRIP. LTRIP may have interests that differ from those of our other stockholders and they may vote in a way with which our other stockholders may not agree or that may be adverse to other stockholders’ interests. LTRIP is not restricted from investing in other businesses involving or related to our business. LTRIP’s control of us, as well as the existing provisions of our organizational documents and Delaware law, may discourage or prevent a change of control that might otherwise be beneficial, which may reduce the market price of our common stock.

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

For the three months ended March 31, 2018, the average daily trading volume of our common stock on NASDAQ was approximately 3.2 million shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of the common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If LTRIP or some other stockholder sells substantial amounts of our common stock in the public market, or if there is a perception in the public market that LTRIP might sell shares of our common stock, the market price of our common stock could decrease significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2018, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

On January 31, 2018, TripAdvisor’s Board of Directors authorized up to $250 million of share repurchases. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. This new repurchase program has no expiration but may be suspended or terminated by the Board of Directors at any time

During the three months ended March 31, 2018, we repurchased 252,650 shares of outstanding common stock under the share repurchase program, as set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	—	—	$250,000,000
February 1 to February 28	—	—	—	$250,000,000
March 1 to March 31	252,650	$39.88	252,650	$239,924,296

Total	252,650		252,650

(1)	This amount excludes fees and commissions associated with the share repurchase.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1+	Form of Option Agreement (Domestic)	X
10.2+	Form of Option Agreement (International)	X
10.3+	Form of Restricted Stock Unit Agreement (Domestic)	X
10.4+	Form of Restricted Stock Unit Agreement (International)	X
10.5+	Form of Restricted Stock Unit Agreement (French)	X
10.6+	Form of Restricted Stock Unit Agreement (Performance Based) (Domestic)	X
10.7+	Form of Restricted Stock Unit Agreement (Performance Based) (French)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

May 8, 2018