Form 10-Q
period 2018-06-30
TripAdvisor, Inc.
filed 2018-08-01
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at July 25, 2018
Common Stock, $0.001 par value per share	124,747,282 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended June 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue (Note 3)	$433	$424	$811	$796

Costs and expenses:
Cost of revenue (1)	24	20	44	37
Selling and marketing (2)	217	229	416	436
Technology and content (2)	68	64	135	123
General and administrative (2)	46	38	88	73
Depreciation	21	19	41	38
Amortization of intangible assets	8	8	16	16
Total costs and expenses:	384	378	740	723
Operating income	49	46	71	73
Other income (expense):
Interest expense	(3)	(4)	(6)	(7)
Interest income and other, net	(4)	2	(2)	3
Total other income (expense), net	(7)	(2)	(8)	(4)
Income before income taxes	42	44	63	69
Provision for income taxes	(10)	(17)	(27)	(29)
Net income	$32	$27	$36	$40

Earnings per share attributable to common stockholders (Note 4):
Basic	$0.23	$0.19	$0.26	$0.28
Diluted	$0.23	$0.19	$0.26	$0.28
Weighted average common shares outstanding (Note 4):
Basic	138	140	139	142
Diluted	140	141	140	143

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$2	$2	$4	$4
Amortization of website development costs included in depreciation	15	13	30	25
	$17	$15	$34	$29

(2) Includes stock-based compensation expense as follows (Note 5):
Selling and marketing	$5	$6	$11	$11
Technology and content	$13	$13	$26	$20
General and administrative	$13	$9	$24	$16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$32	$27	$36	$40
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(17)	13	(9)	20
Total other comprehensive income (loss)	(17)	13	(9)	20
Comprehensive income	$15	$40	$27	$60

(1)	Foreign currency translation adjustments exclude income taxes due to our intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$666	$673
Short-term marketable securities (Note 6)	12	35
Accounts receivable and contract assets, net of allowance for doubtful accounts of $18 and $16, respectively	300	230
Prepaid expenses and other current assets	62	55
Total current assets	1,040	993
Long-term marketable securities (Note 6)	2	27
Property and equipment, net of accumulated depreciation of $216 and $177, respectively	258	263
Intangible assets, net of accumulated amortization of $124 and $112, respectively	138	142
Goodwill	763	758
Deferred income taxes, net	21	16
Other long-term assets	82	73
TOTAL ASSETS	$2,304	$2,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10	$8
Deferred merchant payables	354	156
Deferred revenue	104	60
Current portion of debt (Note 7)	-	7
Accrued expenses and other current liabilities	163	141
Total current liabilities	631	372
Long-term debt (Note 7)	-	230
Deferred income taxes, net	19	14
Other long-term liabilities	307	293
Total Liabilities	957	909

Commitments and contingencies (Note 9)
Stockholders’ equity: (Note 10)
Preferred stock, $0.001 par value	-	-
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	-	-
Authorized shares: 1,600,000,000
Shares issued: 136,778,032 and 135,617,263, respectively
Shares outstanding: 124,721,344 and 126,142,773, respectively
Class B common stock, $0.001 par value	-	-
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	979	926
Retained earnings	966	926
Accumulated other comprehensive income (loss)	(51)	(42)
Treasury stock-common stock, at cost, 12,056,688 and 9,474,490 shares, respectively	(547)	(447)
Total Stockholders’ Equity	1,347	1,363
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,304	$2,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(in millions, except number of shares)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2017	135,617,263	$-	12,799,999	$-	$926	$926	$(42)	(9,474,490)	$(447)	$1,363
Net income						36				36
Cumulative effect adjustment from adoption of new accounting guidance (Note 2)						4				4
Other comprehensive loss							(9)			(9)
Issuance of common stock related to exercises of options and vesting of RSUs	1,160,769	-			3					3
Repurchase of common stock								(2,582,198)	(100)	(100)
Withholding taxes on net share settlements of equity awards					(18)					(18)
Stock-based compensation					68					68
Balance as of June 30, 2018	136,778,032	$-	12,799,999	$-	$979	$966	$(51)	(12,056,688)	$(547)	$1,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six months ended June 30,
	2018	2017
Operating activities:
Net income	$36	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	41	38
Amortization of intangible assets	16	16
Stock-based compensation expense	61	47
Other, net	8	(2)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, prepaid expenses and other assets	(82)	(51)
Accounts payable, accrued expenses and other liabilities	29	29
Deferred merchant payables	201	208
Income tax receivables/payables, net	5	5
Deferred revenue	45	25
Net cash provided by operating activities	360	355

Investing activities:
Capital expenditures, including internal-use software and website development	(31)	(35)
Purchases of marketable securities	(1)	(7)
Sales of marketable securities	45	103
Maturities of marketable securities	5	17
Acquisitions and other investments, net of cash acquired	(23)	-
Net cash (used in) provided by investing activities	(5)	78

Financing activities:
Repurchase of common stock	(100)	(250)
Proceeds from 2015 credit facility, net of financing costs	5	373
Payments to 2015 credit facility	(235)	(206)
Payments to 2016 credit facility	-	(73)
Proceeds from Chinese credit facilities	2	-
Payments to Chinese credit facilities	(10)	-
Proceeds from exercise of stock options	3	3
Payment of withholding taxes on net share settlements of equity awards	(18)	(14)
Net cash used in financing activities	(353)	(167)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	9
Net (decrease) increase in cash, cash equivalents and restricted cash	(7)	275
Cash, cash equivalents and restricted cash at beginning of period	673	612
Cash, cash equivalents and restricted cash at end of period	$666	$887

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation capitalized with internal-use software and website development costs	$7	$6

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

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Our flagship brand is TripAdvisor. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 48 markets and 28 languages worldwide. In addition to the flagship TripAdvisor brand, we manage and operate the following more than 20 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry: www.airfarewatchdog.com, www.bokun.io, www.bookingbuddy.com, www.citymaps.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, and www.dimmi.com.au), www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.vacationhomerentals.com, and www.viator.com.

We manage our business in two reportable segments: Hotel and Non-Hotel. Our Non-Hotel segment consists of our Experiences, Restaurants, and Rentals offerings. During the first quarter of 2018 we renamed Attractions as “Experiences” and Vacation Rentals as “Rentals.” These changes had no impact on the composition of our segments or on any financial information. For further information on our segments and principal revenue streams within these segments refer to “Note 3: Revenue Recognition” and “Note 12: Segment Information”.

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

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets (right-of-use-assets) and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. The new guidance will classify leases as either finance or operating leases, with classification determining the presentation of expenses and cash flows on our consolidated financial statements. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. We will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases which include, among other things, the computation and disclosure of our weighted average remaining lease term and discount rate, cash paid for amounts included in the measurement of lease liabilities, and supplemental non-cash information on lease liabilities arising from obtaining the right-of-use assets. These disclosures are intended to provide supplemental information to the amounts recorded in the financial statements so that users can better understand the nature of an entity’s leasing activities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We anticipate adopting this new guidance in the first quarter of 2019. The new guidance requires the recognition and measurement of leases at the beginning of the earliest comparative period presented in the financial statements using a modified retrospective approach, with an option to apply the transition provisions of the new guidance at the adoption date without adjusting the comparative periods presented. We are still considering our method of transition upon adoption of this guidance.

We continue to evaluate the new lease guidance and are in the process of updating accounting policies and accounting position memos, and evaluating our existing population of contracts to ensure all contracts that meet the definition of a lease contract under the new standard are identified. We are also in the process of implementing additional lease software to support our accounting and reporting process, including the new quantitative and qualitative financial disclosure requirements. In addition, we are evaluating the impact of the system implementation and new accounting guidance on our internal controls. We will continue to provide updates on our assessment of the effect that this new lease guidance will have on our consolidated financial statements, disclosures, systems and related internal controls, and will disclose material effects, if any, when known.

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

There have been no changes to our significant accounting policies since December 31, 2017, other than noted above. See “Note 3: Revenue Recognition” for further discussion about our revenue recognition policies under ASC 606. For additional information about our significant accounting policies and estimates, refer to “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the three and six months ended June 30, 2018 related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were approximately $1 million as of June 30, 2018. We amortize these contract costs on a straight-line basis over the estimated customer life, which is based on historical data. Amortization expense recorded to sales and marketing during the three and six months ended June 30, 2018 was not material. We assess such assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable.

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

In addition, we offer subscription-based advertising to hotels, B&Bs and other specialty lodging properties. Our performance obligation is generally to enable subscribers to advertise their business on our website, including such information as a website URL, email address and phone number, as well as other information. Subscription advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period.  Subscription advertising services are generally billed in advance of service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

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

We also provide information and services for users to research and book restaurants in popular travel destinations through our dedicated restaurant reservations offering, TheFork, and on our TripAdvisor website and applications. TheFork is an online restaurant booking platform operating on a number of websites (including www.lafourchette.com, www.eltenedor.com, www.iens.nl and www.dimmi.com.au), with a network of restaurant partners located primarily across Europe and Australia. Our bookable restaurants are available on www.thefork.com and on TripAdvisor-branded websites and mobile applications. We primarily generate transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by our restaurant customers. Revenue is billed monthly when the transaction fees are payable, which is at the time the diner is seated. To a lesser extent, we also generate subscription fees for access to certain online reservation management services and marketing analytic tools provided by TheFork and TripAdvisor. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription fees are generally billable in advance of service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

In addition, we provide information and services for users to research and book vacation and short-term rental properties, including full home rentals, condominiums, villas, beach rentals, cabins and cottages. Our Rentals offering generates revenue primarily by offering individual property owners and managers the ability to list their properties on our websites and mobile applications thereby connecting homeowners with travelers through a free-to-list, commission-based option or, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, and on our TripAdvisor-branded websites and mobile applications. We earn commissions associated with rental transactions through our free-to-list model from both the traveler and the property owner or manager. We provide post-booking service to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. We are an agent in these transactions, under ASC 606. We generally collect payment from the traveler at the time of booking that includes our commissions, which is recorded as deferred revenue until revenue is recognized, and the amount due to the property owner, which is recorded in deferred merchant payables on our consolidated balance sheet, until payment is made to the property owner after the completion of the rental. Payments for term-based subscription fees related to online advertising services for the listing of rental properties are generally due in advance.  As the performance obligation is the listing service provided to the property owner or manager over the subscription period, revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. We recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

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

Impact of Adoption of ASC 606

The impact of this new revenue recognition guidance on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2018 was as follows:

	Three months ended June 30, 2018
INCOME STATEMENT	As Reported - ASC 606 June 30, 2018	Impact of Accounting ASC 606	Adjusted - ASC 605 June 30, 2018
	(in millions)
Revenue	$433	$(2)	$431
Operating income	49	(2)	47
Income before income taxes	42	(2)	40
Provision for income taxes	(10)	-	(10)
Net income	32	(2)	30

	Six months ended June 30, 2018
INCOME STATEMENT	As Reported - ASC 606 June 30, 2018	Impact of Accounting ASC 606	Adjusted - ASC 605 June 30, 2018
	(in millions)
Revenue	$811	$(6)	$805
Operating income	71	(6)	65
Income before income taxes	63	(6)	57
Provision for income taxes	(27)	1	(26)
Net income	36	(5)	31

The impact of the new guidance was not meaningful as of and for the six months ended June 30, 2018 for the unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows, respectively.

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

	Three months ended June 30, 2018	Six months ended June 30, 2018
Major products/revenue sources:	(in millions)
Click-based advertising and transaction revenue	$199	$389
Display-based advertising and subscription revenue	80	150
Other hotel revenue	34	73
Total Hotel Revenue (1)	313	612

Non-Hotel Revenue (1)	120	199
Total Revenue	$433	$811

(1)  Our revenue is recognized primarily at a point in time for both our Hotel and Non-Hotel segments.

Contract Balances

The following table provides information about the opening and closing balances of accounts receivables and contract assets from contracts with customers (in millions):

	June 30, 2018	December 31, 2017
Accounts receivable	285	230
Contract assets	15	-
Total	$300	$230

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our unaudited condensed consolidated balance sheet. As of January 1, 2018, we had $59 million recorded as deferred revenue on our consolidated balance sheet, of which $13 million and $45 million was recognized in revenue, during the three and six months ended June 30, 2018, respectively. The difference between the opening and closing balances of our contract assets and deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations. There were no significant changes in contract assets or deferred revenue during the six months ended June 30, 2018 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$32	$27	$36	$40
Denominator:
Weighted average shares used to compute Basic EPS	137,831	140,472	138,572	142,052
Weighted average effect of dilutive securities:
Stock options	278	228	198	372
RSUs/MSUs	1,510	237	1,201	403
Weighted average shares used to compute Diluted EPS	139,619	140,937	139,971	142,827
Basic EPS	$0.23	$0.19	$0.26	$0.28
Diluted EPS	$0.23	$0.19	$0.26	$0.28

Potential common shares, consisting of outstanding stock options and restricted stock units (“RSUs”), totaling approximately 6.0 million shares and 9.0 million shares for the three and six months ended June 30, 2018, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares, consisting of performance-based awards and market-based restricted stock units (“MSUs”), totaling approximately 0.8 million shares for both the three and six months ended June 30, 2018, respectively, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods. Potential common shares, consisting of outstanding stock options and RSUs, totaling approximately 6.9 million shares and 6.6 million shares for the three and six months ended June 30, 2017, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares, consisting of performance-based awards, totaling approximately 0.1 million shares for both the three and six months ended June 30, 2017, respectively, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 5: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

          On June 21, 2018, our stockholders approved the 2018 Stock and Annual Incentive Plan (the “2018 Plan”) primarily for the purpose of providing sufficient reserves of shares of our common stock to ensure our ability to continue to provide new hires, employees and management with equity incentives.  The number of shares reserved and available for issuance under the 2018 Plan is 6,000,000 plus the number of shares available for issuance (and not subject to outstanding awards) under the TripAdvisor, Inc. Amended and Restated 2011 Stock and Annual Incentive Plan (the “2011 Plan”), as of the effective date of the 2018 Plan.  Both plans provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards.

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and RSUs, on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Selling and marketing	$5	$6	$11	$11
Technology and content	13	13	26	20
General and administrative	13	9	24	16
Total stock-based compensation	31	28	61	47
Income tax benefit from stock-based compensation	(8)	(10)	(15)	(17)
Total stock-based compensation, net of tax effect	$23	$18	$46	$30

 We capitalized $4 million and $7 million of stock-based compensation expense as internal-use software and website development costs during the three and six months ended June 30, 2018, respectively, and $3 million and $6 million during the three and six months ended June 30, 2017, respectively.

Stock-Based Award Activity and Valuation

2018 Stock Option Activity

During the six months ended June 30, 2018, we granted 621,204 service-based non-qualified stock options under the 2011 Plan. Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period.

A summary of our stock option activity during the six months ended June 30, 2018, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2017	6,853	$52.78
Granted	621	41.61
Exercised (1)	(532)	35.72
Cancelled or expired	(190)	51.34
Options outstanding at June 30, 2018	6,752	$53.13	6.5	$65
Exercisable as of June 30, 2018	3,265	$55.96	4.7	$28
Vested and expected to vest after June 30, 2018 (2)	6,752	$53.13	6.5	$65
(1)

Inclusive of 390,168 options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares that had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

(2)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of June 30, 2018 was $55.71. The total intrinsic value of stock options exercised was $6 million for both the six months ended June 30, 2018 and 2017.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Risk free interest rate	2.71%	1.87%	2.66%	1.91%
Expected term (in years)	5.45	5.32	5.45	5.35
Expected volatility	42.08%	40.93%	42.29%	41.52%
Expected dividend yield	— %	— %	— %	— %

The weighted-average grant date fair value of options granted was $19.27 and $17.62 for the three and six months ended June 30, 2018, respectively. The weighted-average grant date fair value of options granted was $16.56 and $17.19 for the three and six months ended June 30, 2017, respectively. The total fair value of stock options vested was $12 million and $15 million for the six months ended June 30, 2018 and 2017, respectively. Cash received from stock option exercises was $3 million for both the six months ended June 30, 2018 and 2017.

2018 RSU Activity

During the six months ended June 30, 2018, we granted 3,088,233 of primarily service-based RSUs under the 2011 Plan which typically vest over a four-year requisite service period. A summary of our RSU activity for service-based and performance-based awards during the six months ended June 30, 2018, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2017 (1)	6,015	$48.14
Transfer (1)	(213)	30.04
Granted	3,088	41.43
Vested and released (2)	(1,372)	53.22
Cancelled	(401)	46.79
Unvested RSUs outstanding as of June 30, 2018	7,117	$44.87	$397
Expected to vest after June 30, 2018 (3)	7,117	$44.87	$397

(1)	RSUs outstanding as of December 31, 2017 include 213,000 MSUs awarded to the Company’s CEO in November 2017. This award has been transferred to the MSU activity table below.
(2)

Inclusive of 356,127 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2011 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

(3)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our expected to vest calculation unless necessary for a performance condition award.

A summary of our RSU activity for MSUs, during the six months ended June 30, 2018 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2017 (1)	213	$30.04
Granted (2)	71	59.40
Vested and released	―	―
Cancelled	―	―
Unvested MSUs outstanding as of June 30, 2018	284	$37.41	$16

(1)	Represents 213,000 MSUs awarded to the Company’s CEO in November 2017.
(2)

MSUs provide for vesting based upon the Company’s total shareholder return, or TSR, performance over the period commencing January 1, 2018 through December 31, 2020 relative to the TSR performance of the Nasdaq Composite Total Return Index. A Monte-Carlo simulation model, which simulated the present value of the potential outcomes of future stock prices and TSR of the Company and the Nasdaq Composite Total Return Index over the performance period, was used to calculate the grant-date fair value of these awards. The estimated grant-date fair value of these awards is being amortized on a straight-line basis over the requisite service period through December 31, 2020. Based upon actual attainment relative to the target performance metric, the grantee has the ability to receive up to 200% of the target number of MSUs originally granted, or to be issued none at all. These MSUs were granted under the 2011 Plan.

Total current income tax benefits associated with the exercise or settlement of TripAdvisor stock-based awards held by our employees were $5 million and $9 million during the three and six months ended June 30, 2018, respectively and $1 million and $15 million during the three and six months ended June 30, 2017, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at June 30, 2018 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs	MSUs
Unrecognized compensation expense	$46	$275	$9
Weighted average period remaining (in years)	3.0	2.9	2.5

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

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash, Cash Equivalents and Restricted Cash	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash and restricted cash (1)	$475	$-	$-	$475	$475	$-	$-
Level 1:
Money market funds	191	-	-	191	191	-	-
Level 2:
U.S. agency securities	3	-	-	3	-	3	-
Certificates of deposit	2	-	-	2	-	2	-
Corporate debt securities	9	-	-	9	-	7	2
Subtotal	14	-	-	14	-	12	2
Total	$680	$-	$-	$680	$666	$12	$2

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash, Cash Equivalents and Restricted Cash	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash and restricted cash (1)	$663	$-	$-	$663	$663	$-	$-
Level 1:
Money market funds	1	-	-	1	1	-	-
Level 2:
U.S. agency securities	11	-	-	11	-	6	5
U.S. treasury securities	1	-	-	1	-	1	-
Certificates of deposit	2	-	-	2	-	2	-
Commercial paper	11	-	-	11	9	2	-
Corporate debt securities	46	-	-	46	-	24	22
Subtotal	71	-	-	71	9	35	27
Total	$735	$-	$-	$735	$673	$35	$27
(1)

As of June 30, 2018 and December 31, 2017, our restricted cash which primarily consists of escrowed security deposits, was not material and is included in other long-term assets on our unaudited condensed consolidated balance sheets.

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at June 30, 2018 and December 31, 2017, respectively.

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

There were no material realized gains or losses related to sales of our marketable securities for the three and six months ended June 30, 2018 and 2017, respectively. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We consider any unrealized loss position in our available-for-sale marketable debt securities to be temporary in nature and do not consider any of these investments other-than-temporarily impaired as of June 30, 2018.

Derivative Financial Instruments

In certain circumstances, we enter into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. We do not use derivatives for trading or speculative purposes.

Our forward contracts, which we have entered into to date, have not been designated as hedges and typically have maturities of less than 90 days. Derivative financial instruments are carried at fair value on our unaudited condensed consolidated balance sheets. Any gain or loss resulting from the change in fair value of the foreign currency forward contracts was recognized in our unaudited condensed consolidated statement of operations in interest income and other, net, and was a net loss of $3 million for both the three and six months ended June 30, 2018, respectively and was not material for the three and six months ended June 30, 2017, respectively.

The Company had four outstanding derivative contracts as of June 30, 2018 and no outstanding derivative contracts as of December 31, 2017.

The following table shows the fair value and classification on our unaudited condensed consolidated balance sheet, as well as the notional principal amounts of our outstanding or unsettled derivative instruments that are not designated as hedging instruments as of June 30, 2018:

	Balance Sheet Caption	June 30, 2018
		Fair Value of Derivative (2)		Notional amount
		Asset	Liability
(in millions)
Foreign currency-forward contracts (1)	Accrued expenses and other current liabilities	$-	$1	$26
(1)	Derivative contracts address the effects of foreign currency exchange fluctuations for the Euro versus the U.S. dollar.
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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include accounts receivable and contract assets, accounts payable, deferred merchant payables, short-term debt, accrued expenses and other current liabilities and long-term debt. The carrying amount of these financial instruments, with the exception of long-term debt, approximate their fair value because of the short maturity of these instruments as reported on our unaudited condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. The carrying value of the long-term debt from our 2015 Credit Facility bears interest at a variable rate and therefore is also considered to approximate its fair value.

In addition, we also hold investments in equity securities of privately-held companies that do not have a readily determinable fair value. As of both June 30, 2018 and December 31, 2017, the total carrying value of our equity investments in these privately-held companies were $12 million and are included in other long-term assets on our unaudited condensed consolidated balance sheet. Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. During the six months ended June 30, 2018 and 2017, we did not have any impairment loss on these equity investments.

The Company did not have assets or liabilities measured at fair value on a recurring basis using the Level 3 unobservable inputs at both June 30, 2018 and December 31, 2017.

NOTE 7: DEBT

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

During the six months ended June 30, 2018, the Company borrowed an additional $5 million and repaid $235 million of our outstanding borrowings on the 2015 Credit Facility. These net repayments were primarily made from a one-time cash repatriation of

$325 million of foreign earnings to the United States during the first quarter of 2018. As of June 30, 2018, there were no outstanding borrowings under the 2015 Credit Facility. We are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of June 30, 2018, our unused revolver capacity was subject to a commitment fee of 0.15%, given the Company’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of June 30, 2018, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. We recorded total interest expense and commitment fees on our 2015 Credit Facility of $1 million and $2 million for the three and six months ended June 30, 2018, respectively and $2 million and $3 million for the three and six months ended June 30, 2017, respectively, to interest expense on our unaudited condensed consolidated statements of operations. All unpaid interest and commitment fee amounts as of June 30, 2018 and December 31, 2017, respectively, were not material.

There is no specific repayment date prior to the maturity date for borrowings under this credit agreement. We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. As of June 30, 2018, we were in compliance with all of our debt covenants.

2016 Credit Facility

We were party to an uncommitted facility agreement which provided for a $73 million unsecured revolving credit facility (the “2016 Credit Facility”) with no specific expiration date. We initially borrowed $73 million from this uncommitted credit facility in 2016 and repaid the full amount during the three months ended March 31, 2017. As of December 31, 2017, there were no outstanding borrowings under the 2016 Credit Facility. In June 2018, the Company terminated the 2016 Credit Facility. We had no outstanding borrowings under the 2016 Credit Facility at the time of termination.

Chinese Credit Facilities

As of June 30, 2018, in addition to our 2015 Credit Facility, we maintain two credit facilities in China (jointly, the “Chinese Credit Facilities”).

We are party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Borrowings under our Chinese Credit Facility – BOA generally bear interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of June 30, 2018 and December 31, 2017, there were no outstanding borrowings under our Chinese Credit Facility—BOA.

We are also party to a RMB 70,000,000 (approximately $11 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). Our Chinese Credit Facility—JPM generally bears interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of December 31, 2017, we had $7 million of outstanding borrowings from the Chinese Credit Facility – JPM at a weighted average rate of 5.00%. During the six months ended June 30, 2018, we borrowed an additional $2 million and repaid in full the outstanding borrowings under our Chinese Credit Facility-JPM of $10 million. As of June 30, 2018, there were no outstanding borrowings under our Chinese Credit Facility—JPM.

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

Our effective tax rate for the three and six months ended June 30, 2018 was 23.8% and 42.9%, respectively. Our effective tax rate for the three and six months ended June 30, 2017 was 38.6% and 42.0%, respectively. For the three and six months ended June 30, 2018, the effective tax rate was greater than the federal statutory rate primarily due to foreign valuation allowances and the income tax effects of the accounting for share-based compensation. The change in the effective tax rate for the three months ended June 30, 2018 when compared to the same periods in 2017 was primarily due to the rate reduction from the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), as discussed below. The change in the effective tax rate for the six months ended June 30, 2018 when compared to the same periods in 2017 was due to a change in jurisdictional earnings, partially offset by the impact of the 2017 Tax Act.

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

During the three and six months ended June 30, 2018, we recorded a $5 million income tax benefit and a $0 net income tax expense, respectively, related to the Transition Tax, which reflects additional information that we obtained during the first half of 2018 related to uncertain tax positions, earnings and profits, foreign tax credits, and state taxes. Additional work is still necessary for a more detailed analysis of our historical foreign earnings. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

We are subject to additional requirements of the 2017 Tax Act during the year ended December 31, 2018. Those provisions include a tax on global intangible low-taxed income (“GILTI”), a limitation of certain executive compensation, and a deduction for foreign derived intangible income (“FDII”). We have elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. Our 2018 effective tax rate includes our estimates of these new provisions, with a net tax benefit of $2 million and $3 million recorded during the three and six months ended June 30, 2018, respectively. Our estimates may be revised in future periods as we obtain additional data, and as the Internal Revenue Service (“IRS”) issues new guidance implementing the law changes.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of June 30, 2018, accrued interest was $12 million, net of federal and state benefit, and no penalties have been accrued.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years, and have various ongoing audits for state income tax returns. We are separately under examination by the IRS for the short-period 2011, 2012 and 2013 tax years and under an employment tax audit by the IRS for the 2013 and 2014 tax years. These audits include questions about the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of June 30, 2018, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

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

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with

Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock-based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. The Company recorded an income tax benefit of $1 million during both the three and six months ended June 30, 2018, respectively, and an income tax benefit of $1 million and $3 million for the three and six months ended June 30, 2017, respectively, in its unaudited condensed consolidated statement of operations. Since the Court’s 2015 opinion the Company has taken total income tax benefits of $14 million to date as of June 30, 2018. On July 24, 2018, subsequent to the quarter ended June 30, 2018, the IRS won the appeals court case at the Ninth Circuit. While we have taken an income tax benefit based on the Court’s 2015 opinion, as discussed above, we will review the latest decision on the case and its impact to our consolidated financial statements.

NOTE 9: COMMITMENTS AND CONTINGENCIES

There have been no material changes to our commitments and contingencies since December 31, 2017. Refer to “Note 13: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Legal Proceedings

In the ordinary course of business, we are parties to regulatory and legal matters arising out of our operations. These matters may involve claims involving patent and intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer matters), defamation and other claims. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable probability that a loss may have been incurred and whether such loss is reasonably estimable. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

Income Taxes

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax matters. We have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities. Although we believe our tax estimates are reasonable, the final determination of audits could be materially different from our historical income tax provisions and accruals. The results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period for which that determination is made.

We continue to accumulate cash flows, in foreign jurisdictions which we consider indefinitely reinvested, although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Any repatriation of funds currently held in foreign jurisdictions may result in withholding taxes and state taxes. Refer to “Note 8: Income Taxes” for further information on potential contingencies surrounding income taxes.

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

During the six months ended June 30, 2018, we repurchased 2,582,198 shares of outstanding common stock under the share repurchase program at an aggregate cost of $100 million, or an average share price of $38.73. As of June 30, 2018, we had a remaining balance of $150 million available to repurchase shares of our common stock under the share repurchase program.

NOTE 11: RELATED PARTY TRANSACTIONS

We consider Liberty TripAdvisor Holdings, Inc. (“LTRIP”) a related party. As of June 30, 2018, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which shares constitute

14.6% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.5% of the outstanding common stock. Because each share of Class B common stock generally is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.8% of our voting power.

We had no related party transactions with LTRIP during both the three and six months ended June 30, 2018 and 2017.

NOTE 12: SEGMENT INFORMATION

Our reporting structure includes two reportable segments: Hotel and Non-Hotel. Our Non-Hotel segment consists of the aggregation of three operating segments: Experiences, Restaurants and Rentals. The nature of the services provided are summarized in “Note 3: Revenue Recognition”.

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

The following tables present our segment information for the three and six months ended June 30, 2018 and 2017 and include a reconciliation of Adjusted EBITDA to Net Income. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our chief operating decision maker does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our chief operating decision maker. Intersegment revenue is not material and, in addition, already eliminated in the information by segment provided to our chief operating decision maker. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments. Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Three months ended June 30, 2018
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$313	$120	$-	$433
Adjusted EBITDA (1)	89	20	-	109
Depreciation			(21)	(21)
Amortization of intangible assets			(8)	(8)
Stock-based compensation			(31)	(31)
Operating income (loss)				49
Other expense, net				(7)
Income before income taxes				42
Provision for income taxes				(10)
Net income				$32

	Three months ended June 30, 2017
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$326	$98	$-	$424
Adjusted EBITDA (2)	84	17	-	101
Depreciation			(19)	(19)
Amortization of intangible assets			(8)	(8)
Stock-based compensation			(28)	(28)
Operating income (loss)				46
Other expense, net				(2)
Income before income taxes				44
Provision for income taxes				(17)
Net income				$27

	Six months ended June 30, 2018
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$612	$199	$-	$811
Adjusted EBITDA (1)	177	12	-	189
Depreciation			(41)	(41)
Amortization of intangible assets			(16)	(16)
Stock-based compensation			(61)	(61)
Operating income (loss)				71
Other expense, net				(8)
Income before income taxes				63
Provision for income taxes				(27)
Net income				$36

	Six months ended June 30, 2017
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$640	$156	$-	$796
Adjusted EBITDA (2)	172	2	-	174
Depreciation			(38)	(38)
Amortization of intangible assets			(16)	(16)
Stock-based compensation			(47)	(47)
Operating income (loss)				73
Other expense, net				(4)
Income before income taxes				69
Provision for income taxes				(29)
Net income				$40

(1)

Includes allocated general and administrative expenses in our Hotel segment of $20 million and $40 million; and in our Non-Hotel segment of $13 million and $24 million for the three and six months ended June 30, 2018, respectively.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018 including, but not limited to, those discussed in Part II, Item 1A, “Risk Factors.” Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Our flagship brand, TripAdvisor, is the world’s largest travel site based on monthly unique visitors, which reached 456 million during the quarter ended June 30, 2018, according to our internal log files. Our TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide.  TripAdvisor features approximately 661 million reviews and opinions on approximately 7.7 million places to stay, places to eat and things to do – including approximately 1.2 million hotels, inns, B&Bs and specialty lodging, 855,000 rental properties, 4.7 million restaurants and 975,000 travel activities and experiences worldwide. We also enable users to compare prices and/or book a number of these travel experiences on either a TripAdvisor site or mobile app, or on the site or app of one of our travel partners.

In addition to the flagship TripAdvisor brand, we manage and operate the following more than 20 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry: www.airfarewatchdog.com, www.bokun.io, www.bookingbuddy.com, www.citymaps.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, and www.dimmi.com.au), www.gateguru.com, www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.vacationhomerentals.com, and www.viator.com.

Our reporting structure includes two reportable segments: Hotel and Non-Hotel. Our Non-Hotel reportable segment consists of our Experiences, Restaurants and Rentals offerings. During the first quarter of 2018, we renamed Attractions as “Experiences” and Vacation Rentals as “Rentals.” These changes had no impact on the composition of our segments or on any financial information. Financial information and additional descriptive information related to our segments is contained in “Note 12: Segment Information” and “Note 3: Revenue Recognition,” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

Executive Financial Summary and Trends

As the world’s largest online travel platform, as measured by unique monthly visitors, TripAdvisor represents an attractive platform for travel advertisers—including hotel chains, independent hoteliers, online travel agencies or OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers—who seek to market and sell their products and services to our large user base. Our product offerings and platform enable users to find, research and price shop for hotels, flights, cruises, rental properties, tours, travel activities and experiences, and restaurants, and book these travel events either directly on our websites or mobile apps, or on our travel partners’ websites or mobile apps. The key drivers of our financial results are described below, including a summary of our long-term growth strategy, current trends affecting our business, and our segment information.

Our Long-Term Growth Strategy

Our mission is to help people around the world plan, book and experience the perfect trip. We seek to deliver this by: leveraging our user-generated content and global brand to attract users to our websites and applications; providing users with the best user experience throughout all phases of the travel journey; deepening our partnerships with travel partners by providing them with a global platform of advertising opportunities to generate qualified leads and bookings; and investing in technology, product development, marketing, and other strategic areas that we believe can improve our long-term business prospects.

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

•

Deliver the best user experience possible on our platform. We believe that giving users more value throughout their TripAdvisor experience is key to our future success. To accomplish this, we have made and will continue to make product improvements in order to provide a more enjoyable and engaging end-to-end user experience throughout all phases of the travel journey – from inspiration and discovery, to researching, price shopping and booking, to in-destination activities and places to eat and finally to sharing the details of these travel experiences on TripAdvisor. These enhancements include growing the number of hotels, inns, B&Bs and specialty lodging, rental properties, restaurants, travel activities and experiences listed on our platform to approximately 7.7 million worldwide as of June 30, 2018. In addition to listings and content, we have provided users more options to price compare and book their travel experiences. During 2017, we launched a more engaging hotel shopping experience that focused on helping hotel shoppers find the best prices on a redesigned TripAdvisor website and mobile application. In order to better serve travelers’ needs when they are in-destination, we have continued to rapidly expand our bookable supply in Experiences and Restaurants. We believe that our continued focus on delivering an increasingly more robust user experience will ultimately result in more repeat usage on our platform, more value for our partners, and greater monetization for our business. We seek to quickly deliver product enhancements to our users and identify what users need to conduct their travel research and bookings.

•

Deepen relationships with our travel partners. We are a global platform consisting of listing and advertising opportunities that help generate impressions, brand awareness, qualified leads and bookings for travel partners. As of June 30, 2018, TripAdvisor had approximately 1.2 million hotels, inns, B&Bs and specialty lodging, 855,000 rental properties, 4.7 million restaurants, and 975,000 travel activities and experiences worldwide. We believe that continuing to grow the number of listings and bookable supply, especially in our in-destination Experiences and Restaurants offerings, will enable TripAdvisor to not only delight users in more moments during more trips, but also help partners drive transactions for their business. We are also increasingly providing business-to-business services that are designed to help our partners grow their business. For example, TripAdvisor’s Business Advantage and Premium for Restaurants offer hoteliers and restauranteurs, respectively, affordable marketing analytics tools to help them attract customers and more effectively manage their business pages on TripAdvisor.

•

Invest in technology, product, marketing and other strategic areas. Continuous product testing and speed to market are two of our most important priorities, as they enable us to create a richer user experience. We operate on a regular product release cycle, where releases contain new product features for our websites and mobile applications. For example, innovating and improving our mobile phone offerings are key priorities since mobile phone adoption continues to scale and consumers increasingly conduct more internet searches and commerce on these devices than on desktop or tablet devices. During the quarter ended June 30, 2018, more than half of our average monthly unique visitors came from mobile phones, according to our internal log files. We anticipate that the growth rate in mobile phone monthly unique visitors will continue to exceed the growth rate of our overall monthly unique visitors, resulting in an increased proportion of users continuing to use their mobile phones to access the full range of services available on our websites and applications. We are investing significant resources to improve the features, functionality, engagement, and commercialization of our travel products on our mobile websites and applications.

Current Trends in Our Business

The online travel industry in which we operate, is large and growing, and also remains highly dynamic and competitive.

Hotel Segment

We have made – and will continue to make – product enhancements in order to provide users with a comprehensive hotel shopping experience by increasing content on destinations and on properties and room types, optimizing the price discovery and room selection process and helping users find and book the best room prices through our hotelier and OTA partners. On the supply side, we continue to focus on adding partners to our platform who possess unique consumer brands, unique accommodations supply and/or competitive room prices. We continue to believe in providing consumers with a robust selection of accommodations in order to drive higher repeat usage, conversion of hotel shoppers to bookers and higher cost-per-click rates on our platform.

 We continue to compete with other travel companies and search engines who also seek to attract hotel shoppers to their websites and apps. In any given period, we aim to maximize the number of hotel shoppers, which we define as the users who view either a listing of hotels in a city or on a specific hotel page on our platform, as long as the expected return on these investments meet – or exceed – our desired marketing efficiency targets. In recent quarters, we have leveraged improved tracking capabilities to focus our online traffic acquisition efforts on maximizing the ultimate booking value these leads generate for our hotelier and OTA partners, and we believe we have increased the quality of our hotel shoppers on our platform. This has been one of the important steps we have taken to optimize our paid marketing investments.

During the quarter ended June 30, 2018, we continued to make product improvements as well as invest in a number of marketing channels, both paid and unpaid, in order to increase user awareness of – and long-term engagement with – TripAdvisor’s price shopping tools. Operating our online performance marketing campaigns to maximize the value of leads we deliver to our partners has enabled us to reduce our direct selling and marketing investments on our least-profitable paid online marketing campaigns. At the same time, we have made investments in offline marketing channels, such as our TripAdvisor-branded television advertising campaign launched in June 2017. In recent quarters, this has generated improved year-over-year profitability in our Hotel segment while also coming with expected trade-offs, or declines, to monthly unique hotel shopper growth and TripAdvisor-branded click-based and transaction revenue growth. We believe the ongoing progress of our product and marketing initiatives will enable TripAdvisor to establish a more durable, long-lasting direct relationship with users, which, in turn, will enhance the long-term growth profile of our business.

We also aim to maximize the click-based revenue per hotel shopper on our platform, though in recent periods, revenue per hotel shopper has declined year-over-year primarily due to lower partner CPCs in our metasearch auction in the second half of 2017. While this has significantly impacted revenue per hotel shopper performance during the first half of 2018, we have also seen metasearch auction stability during the same time period. Other contributing factors to revenue per hotel shopper declines include our aforementioned reduced investment on least-profitable traffic on paid online marketing channels as well as continued strong hotel shopper growth on mobile phones. Mobile phones has a significantly lower revenue per hotel shopper than hotel shoppers on desktop and tablet, therefore the continued hotel shopper growth on mobile phones has slowed our TripAdvisor-branded click-based and transaction revenue growth and revenue per hotel shopper growth.

User growth and engagement on mobile phones continues to drive overall average monthly unique visitor growth on our platform. We continue to prioritize delivering users a cleaner user experience over maximizing the number of advertising impressions we can sell in a given period and, while this may limit our ability to grow TripAdvisor-branded display-based advertising revenue, we continue working on a number of product enhancements and media ad products that we believe can deliver increased value to users and partners.

Non-Hotel Segment

We are a global travel platform with a wide spectrum of travel products that help users find and book great travel experiences. We are creating a comprehensive, end-to-end user experience through our Non-Hotel offerings – Experiences, Restaurants and Rentals. Over the past few years, we have seen continued user demand growth for Experiences and Restaurants offerings. Monthly unique users to these pages on our websites and applications in this segment continued to grow during the three and six months ended June 30, 2018, particularly on mobile phones, which helped drive bookings growth in Experiences and Restaurants. Our key ongoing strategic objectives for this segment are to deliver product enhancements, grow users and demand, to grow bookable supply in our marketplaces and to help drive bookings and marketing opportunities for more partners on our platform. During the year, we have continued to enhance our product and supply initiatives. For example, we have enhanced the overall user experience on all devices in our Experiences offering, including the development of a more contextual user experience by delivering recommendations tailored to a visitor and a more efficient shopping and checkout experience. We have also continued to increasingly leverage strong user growth on the TripAdvisor-branded platform to drive increased bookings in Experiences, while on the supply side, we have continued to grow bookable Experiences products, as well as the number of bookable Restaurants listings. Our Rentals offering continues to move from a subscription model to a free-to-list model, and we continue to focus on delivering users a larger selection of high-quality alternative accommodation listings in order to deliver a better user experience through more selection, which in turn helps support higher conversion on our platform.

Continued successful execution of our key strategic objectives and also increased operating efficiencies primarily contributed to this segment’s revenue growth and improved profitability during the three and six months ended June 30, 2018, as compared to the same periods in 2017. We remain focused on our ongoing strategic objectives of driving user demand growth and increased engagement with these offerings, delivering product enhancements, and growing bookable supply as we aim to drive bookings, revenue growth and market share gains in this segment.

Segments

Refer to “Note 12: Segment Information” and “Note 3: Revenue Recognition” in the notes to the unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for financial information and additional descriptive information related to our segments.

Employees

As of June 30, 2018, we had 3,250 employees. Of these employees, approximately 50% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

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

Notably, in the first quarter of 2018, we adopted new revenue guidance, or ASC 606, Revenue from Contracts with Customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue guidance, while prior period amounts are not adjusted and continue to be reported in accordance with our previous accounting policies under the historical revenue guidance, or ASC 605, Revenue Recognition. Refer to “Note 2: Significant Accounting Policies”  and “Note 3: Revenue Recognition” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further discussion about our new revenue recognition policy and its impact to our unaudited condensed consolidated financial statements under this new revenue guidance.

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

Statement of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Revenue	$433	$424	2%	$811	$796	2%

Costs and expenses:
Cost of revenue	24	20	20%	44	37	19%
Selling and marketing	217	229	(5)%	416	436	(5)%
Technology and content	68	64	6%	135	123	10%
General and administrative	46	38	21%	88	73	21%
Depreciation	21	19	11%	41	38	8%
Amortization of intangible assets	8	8	0%	16	16	0%
Total costs and expenses:	384	378	2%	740	723	2%
Operating income	49	46	7%	71	73	(3)%
Other income (expense):
Interest expense	(3)	(4)	(25)%	(6)	(7)	(14)%
Interest income and other, net	(4)	2	(300)%	(2)	3	(167)%
Total other income (expense), net	(7)	(2)	250%	(8)	(4)	100%
Income before income taxes	42	44	(5)%	63	69	(9)%
Provision for income taxes	(10)	(17)	(41)%	(27)	(29)	(7)%
Net income	$32	$27	19%	$36	$40	(10)%

Other Financial Data:
Adjusted EBITDA (1)	$109	$101	8%	$189	$174	9%

(1) See “Adjusted EBITDA” discussion below for more information and for a reconciliation of Adjusted EBITDA to net income for the periods presented.

Revenue and Segment Information

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Revenue by Segment:	(in millions)			(in millions)
Hotel	$313	$326	(4)%	$612	$640	(4%)
Non-Hotel	120	98	22%	199	156	28%
Total revenue	$433	$424	2%	$811	$796	2%
Adjusted EBITDA by Segment (1):
Hotel	$89	$84	6%	$177	$172	3%
Non-Hotel	20	17	18%	12	2	500%
Total Adjusted EBITDA	$109	$101	8%	$189	$174	9%
Adjusted EBITDA Margin by Segment (2):
Hotel	28%	26%		29%	27%
Non-Hotel	17%	17%		6%	1%

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

Hotel Segment

Our Hotel segment revenue decreased by $13 million and $28 million during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017, primarily due to a $15 million and $35 million decrease in TripAdvisor-branded click-based and transaction revenue, respectively, as well as a $4 million decrease in other Hotel revenue during both the three and six months ended June 30, 2018, partially offset by an increase of $6 million and $11 million in TripAdvisor-branded display-based advertising and subscription revenue, respectively, all of which are discussed below.

Hotel segment Adjusted EBITDA increased $5 million during both the three and six months ended June 30, 2018 when compared to the same periods in 2017, primarily due to a decrease in our direct selling and marketing expenses related to traffic acquisition as we optimized our marketing investment mix between online and offline channels, partially offset by a decrease in Hotel segment revenue.

The following is a detailed discussion of the revenue sources within our Hotel segment:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Hotel:
TripAdvisor-branded click-based and transaction	$199	$214	(7%)	$389	$424	(8%)
TripAdvisor-branded display-based advertising and subscription	80	74	8%	150	139	8%
Other hotel revenue	34	38	(11%)	73	77	(5%)
Total Hotel revenue	$313	$326	(4%)	$612	$640	(4%)

TripAdvisor-branded Click-based and Transaction Revenue

TripAdvisor-branded click-based and transaction revenue includes cost-per-click-based advertising revenue from our TripAdvisor-branded websites as well as transaction-based revenue from our hotel instant booking feature. For both the three and six months ended June 30, 2018, 64% of our total Hotel segment revenue was derived from our TripAdvisor-branded click-based and transaction revenue. For both the three and six months ended June 30, 2017, 66% of our total Hotel segment revenue was derived from our TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue during the three and six months ended June 30, 2018 decreased $15 million or 7% and $35 million or 8%, respectively, when compared to the same periods in 2017, primarily due to a decrease in revenue per hotel shopper of 6% and 9%, respectively, which is explained below.

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

The key drivers of TripAdvisor-branded click-based and transaction revenue include average monthly unique hotel shoppers and revenue per hotel shopper, the latter of which measures how effectively we convert our hotel shoppers into revenue. We measure performance by calculating revenue per hotel shopper on an aggregate basis by dividing total TripAdvisor-branded click-based and transaction revenue by total average monthly unique hotel shoppers on TripAdvisor-branded websites for the periods presented.

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

The table below summarizes our revenue per hotel shopper calculation and growth rate, in the aggregate, for the periods presented (in millions, except calculated revenue per hotel shopper and percentages):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Revenue per hotel shopper:
TripAdvisor-branded click-based and transaction revenue	$199	$214	(7%)	$389	$424	(8%)
Divided by: Total average monthly unique hotel shoppers for the quarter	448	460	(3%)	895	908	(1%)
	$0.44	$0.47	(6%)	$0.43	$0.47	(9%)

Revenue per hotel shopper decreased 6% and 9% during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017, according to our internal log files. The decrease was primarily driven by lower CPCs in our metasearch auction as compared to the same periods in 2017, as well as the continued optimization of our marketing investment mix from paid online marketing to offline channels, as discussed above, and the general trend of a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones.

Our aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites decreased by 3% and 1% during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017, according to our internal log files. The decrease was primarily due to the continued optimization of our marketing investment mix between online and offline channels, which we believe limits our ability to grow hotel shoppers in the near term, as discussed above, partially offset by the general trend of an increasing number of hotel shoppers visiting our websites and apps on mobile phones which we continued to experience during the three and six months ended June 30, 2018.

TripAdvisor-branded Display-based Advertising and Subscription Revenue

For the three and six months ended June 30, 2018, 26% and 25%, respectively, of our Hotel segment revenue was derived from our TripAdvisor-branded display-based advertising and subscription revenue, which primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue. For the three and six months ended June 30, 2017, 23% and 22%, respectively, of our Hotel segment revenue was derived from our TripAdvisor-branded display-based advertising and subscription revenue.

Our TripAdvisor-branded display-based advertising and subscription revenue increased by $6 million or 8%, and $11 million or 8% during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017, primarily attributed to our new media ad product, which enables hotels to enhance their visibility on TripAdvisor hotel pages. The increase was partially offset by the general trend of an increasing percentage of our traffic visiting our websites and apps on mobile phones.

Other Hotel Revenue

For the three and six months ended June 30, 2018, 11% and 12%, respectively, of our Hotel segment revenue was derived from other Hotel revenue. For both the three and six months ended June 30, 2017, 12% of our Hotel segment revenue was derived from other Hotel revenue. Our other Hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as www.bookingbuddy.com, www.cruisecritic.com and www.onetime.com, primarily through click-based advertising revenue and display-based advertising revenue generated through these websites. Our other Hotel revenue decreased $4 million during both the three and six months ended June 30, 2018, when compared to the same periods in 2017, primarily due to continued focus on return on marketing spend from paid marketing channels within this revenue stream.

Non-Hotel Segment

Our Non-Hotel segment revenue increased by $22 million or 22%, and $43 million or 28% during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017, primarily driven by increased bookings in Experiences and Restaurants.

Experiences offerings continued to generate strong revenue growth driven by the following factors: growth in bookings sourced by TripAdvisor and bookable supply growth, as well as increased demand growth. Another contributing factor is the improved shopping experience from the new features in Experiences, such as instant booking for mobile phone, which enables users to purchase tickets and tours seamlessly as well as other key feature improvements. Continued strong revenue growth in Restaurants offerings was primarily due to seated diner growth, mobile bookings growth, user experience improvements, and increased bookable supply of restaurant listings as well as increased transaction and advertising revenue from TripAdvisor websites. Rentals’ revenue during the three and six months ended June 30, 2018 decreased slightly when compared to the same periods in 2017, primarily due to the continued migration of our subscription model to our free-to-list model, which we believe will have a longer term return, partially offset by the growth in our free-to-list revenues during the three and six months ended June 30, 2018 when compared to the same periods in 2017.

Adjusted EBITDA in our Non-Hotel segment increased $3 million or 18%, and $10 million during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017. This increase was primarily driven by the increase in our Non-Hotel segment revenue as well as increased operational efficiencies, partially offset by increased personnel and overhead costs of $11 million and $19 million, respectively, to support growth in this segment during the three and six months ended June 30, 2018, as well as an increase in offline advertising costs.

Consolidated Expenses

Cost of Revenue

Cost of revenue consists of expenses that are directly related or closely correlated to revenue generation, including direct costs, such as credit card and other booking transaction payment fees, data center costs, costs associated with prepaid Experiences tickets, ad serving fees, flight search fees, and other transaction costs. In addition, cost of revenue includes personnel and overhead expenses, including salaries, benefits, stock-based compensation and bonuses for certain customer support personnel who are directly involved in revenue generation.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Direct costs	$19	$15	27%	$34	$27	26%
Personnel and overhead	5	5	0%	10	10	0%
Total cost of revenue	$24	$20	20%	$44	$37	19%
% of revenue	5.5%	4.7%		5.4%	4.6%

Cost of revenue increased $4 million and $7 million during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017, primarily due to increased direct costs from credit card and other transaction payment fees as a result of revenue growth in our Non-Hotel segment, and costs associated with prepaid Experiences tickets, as well as an increase in other transaction costs related to revenue generation in our Hotel segment.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Direct costs	$159	$176	(10%)	$301	$331	(9%)
Personnel and overhead	58	53	9%	115	105	10%
Total selling and marketing	$217	$229	(5%)	$416	$436	(5%)
% of revenue	50.1%	54.0%		51.3%	54.8%

Direct selling and marketing costs decreased $17 million and $30 million during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017, primarily due to decreased SEM and online traffic acquisition costs in our Hotel segment, partially offset by increased television advertising campaign spend of $17 million and $41 million in our Hotel segment during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017. Personnel and overhead costs increased $5 million and $10 million during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017, primarily due to an increase in headcount in our Non-Hotel segment to support business growth.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Personnel and overhead	$61	$58	5%	$122	$111	10%
Other	7	6	17%	13	12	8%
Total technology and content	$68	$64	6%	$135	$123	10%
% of revenue	15.7%	15.1%		16.6%	15.5%

Technology and content costs increased $4 million and $12 million during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017, primarily due to increased personnel costs to support the business growth in our Non-Hotel segment, as well as an increase in stock-based compensation of $6 million for the six months ended June 30, 2018.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Personnel and overhead	$34	$29	17%	$67	$57	18%
Professional service fees and other	12	9	33%	21	16	31%
Total general and administrative	$46	$38	21%	$88	$73	21%
% of revenue	10.6%	9.0%		10.9%	9.2%

General and administrative costs increased $8 million and $15 million during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017. Personnel and overhead costs increased $5 million and $10 million during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017, primarily related to an increase in stock-based compensation of $4 million and $8 million, respectively. Professional service fees and other increased $3 million and $5 million during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017, primarily due to an increase in bad debt expense and consulting costs.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, our corporate headquarters building and amortization of capitalized software and website development costs.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Depreciation	$21	$19	$41	$38
% of revenue	4.8%	4.5%	5.1%	4.8%

Depreciation expense increased $2 million and $3 million during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017, primarily due to increased amortization related to capitalized software and website development costs.

Amortization of Intangible Assets

Amortization consists of the amortization of purchased definite-lived intangibles.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Amortization of intangible assets	$8	$8	$16	$16
% of revenue	1.8%	1.9%	2.0%	2.0%

Amortization of intangible assets remained flat during both the three and six months ended June 30, 2018, when compared to the same periods in 2017.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2015 Credit Facility and Chinese Credit Facilities, as well as interest on our financing obligation related to our corporate headquarters. Refer to “Note 7: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for additional information on our credit facilities.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Interest expense	$(3)	$(4)	$(6)	$(7)

Interest expense remained relatively flat during both the three and six months ended June 30, 2018, when compared to the same periods in 2017.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned from our money market funds and marketable securities, amortization of discounts and premiums on our marketable securities, net foreign exchange gains and losses, and gains and losses on sales of our marketable securities.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Interest income and other, net	$(4)	$2	$(2)	$3

Interest income and other, net decreased $6 million and $5 million during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017, primarily due to a net increase in transaction losses as a result of the fluctuation of foreign exchange rates, partially offset by the increase in interest income earned from our money market funds.

Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Provision for income taxes	$10	$17	$27	$29
Effective tax rate	23.8%	38.6%	42.9%	42.0%

Our effective tax rate for the three and six months ended June 30, 2018 was 23.8% and 42.9%, respectively. Our effective tax rate for the three and six months ended June 30, 2017 was 38.6% and 42.0%, respectively. For the three and six months ended June 30, 2018, the effective tax rate was greater than the federal statutory rate primarily due to foreign valuation allowances and the income tax effects of the accounting for share based compensation. The change in the effective tax rate for the three months ended June 30, 2018 when compared to the same periods in 2017 was primarily due to the rate reduction from the enactment of the 2017 Tax Act. The change in the effective tax rate for the six months ended June 30, 2018 when compared to the same periods in 2017 was due to a change in jurisdictional earnings, partially offset by the impact of the 2017 Tax Act. Refer to “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)
Net income	$32	$27	$36	$40
Add: Provision for income taxes	10	17	27	29
Add: Other expense (income), net	7	2	8	4
Add: Stock-based compensation	31	28	61	47
Add: Amortization of intangible assets	8	8	16	16
Add: Depreciation	21	19	41	38
Adjusted EBITDA	$109	$101	$189	$174

Related Party Transactions

For information on our relationship with Liberty TripAdvisor Holdings, Inc., refer to “Note 11: Related Party Transactions” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q. We had no related party transactions with LTRIP during the three and six months ended June 30, 2018 and 2017.

Stock-Based Compensation

Refer to “Note 5: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 621,204 service-based stock options with a weighted average grant-date fair value per option of $41.61, 3,088,233 service-based RSUs with a weighted average grant-date fair value of $41.43, and 71,425 MSUs with a weighted average grant-date fair value of $59.40 during the six months ended June 30, 2018.

Liquidity and Capital Resources

The following section explains how we have generated and used our cash during the six months ended June 30, 2018, describes our current capital resources and discusses our future known financial commitments.

Our principal source of liquidity is cash flows generated from operations, although liquidity needs can also be met through drawdowns under our 2015 Credit Facility and Chinese Credit Facilities. As of June 30, 2018 and December 31, 2017, we had $680 million and $735 million, respectively, of cash, cash equivalents, and short-term and long-term available-for-sale marketable debt securities. As of June 30, 2018 approximately $356 million of our cash and cash equivalents, and $14 million of short-term and long-term available-for-sale marketable debt securities are held by our subsidiaries outside the United States, with the majority in the United Kingdom. As of June 30, 2018, the majority of total cash on hand is denominated in U.S. dollars. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $583 million as of June 30, 2018. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. To date, we have permanently reinvested our foreign earnings outside of the United States and we currently do not intend to repatriate these earnings to fund U.S. operations. The amount of any unrecognized deferred income tax on this temporary difference is not material.

During the six months ended June 30, 2018, we borrowed an additional $5 million and repaid $235 million of outstanding borrowings under the 2015 Credit Facility. This net repayment was primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the three months ended March 31, 2018. As of June 30, 2018, we had no outstanding borrowings and approximately $1.2 billion of borrowing capacity available under our 2015 Credit Facility. During the six months ended June 30, 2018, we borrowed an additional $2 million and repaid in full the outstanding borrowings under our Chinese Credit Facilities of $10 million. As of June 30, 2018, we had no outstanding borrowings and approximately $41 million of borrowing capacity available under our Chinese Credit Facilities. For further discussion on our credit facilities refer to “Note 7: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

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

On January 31, 2018, our Board of Directors authorized the repurchase of up to $250 million of our shares of common stock under a new share repurchase program. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. This new share repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. During the six months ended June 30, 2018, we repurchased 2,582,198 shares of our outstanding common stock at an aggregate cost of $100 million. As of June 30, 2018, we had $150 million available to repurchase shares of our common stock under the share repurchase program.

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

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
	2018	2017
	(in millions)
Net cash provided by (used in):
Operating activities	$360	$355
Investing activities	(5)	78
Financing activities	(353)	(167)

Operating Activities

For the six months ended June 30, 2018, net cash provided by operating activities increased by $5 million or 1% when compared to the same period in 2017, primarily due to increase in non-cash items affecting cash flow of $27 million, with the majority driven by the increase in stock-based compensation expense of $14 million, partially offset by a net decrease in working capital movements of $18 million and a decrease in net income of $4 million. The decrease in working capital movements of $18 million was primarily due to timing of collection and payments of our receivables and deferred merchant payables, respectively, partially offset by an increase in operating cash flow from deferred revenue primarily due to growth in our Experiences business.

Investing Activities

For the six months ended June 30, 2018, net cash provided by investing activities decreased by $83 million when compared to the same period in 2017, primarily due to a net decrease in cash generated from the purchases, sales and maturities of our marketable securities of $64 million and cash paid for acquisitions and other investments of $23 million during the six months ended June 30, 2018, partially offset by a decrease in capital expenditures of $4 million.

Financing Activities

For the six months ended June 30, 2018, net cash used in financing activities increased by $186 million when compared to the same period in 2017, primarily due to a net repayment on our 2015 Credit Facility of $230 million during the six months ended June 30, 2018, as compared to net borrowings of $167 million during the six months ended June 30, 2017, partially offset by a decrease in cash used to purchase shares of our common stock under our share repurchase program of $150 million during the six months ended June 30, 2018, when compared to the same periods in 2017, as well as a repayment of our 2016 Credit Facility borrowings of $73 million during the six months ended June 30, 2017, which did not reoccur in 2018.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2017. As of June 30, 2018, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our contractual obligations and commercial commitments.

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

By virtue of previously filed consolidated income tax returns filed with Expedia, we are currently under an IRS audit for the 2009, 2010, and short-period 2011 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the short-period 2011, 2012 and 2013 tax years and have commenced an employment tax audit with the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of June 30, 2018, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

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

There has been no material change in our market risk profile during the six months ended June 30, 2018.  For additional information, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are parties to legal proceedings and claims involving patent and intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer matters), defamation and other claims. Rules and regulations promulgated by the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that we are defending involves or is likely to involve amounts of that magnitude. Management does not expect these proceedings to have a material impact on the liquidity, results of operations, or financial condition of TripAdvisor, Inc.; however, litigation is inherently uncertain and the actual losses incurred in the event of unfavorable outcomes could have a material adverse effect on our business and financial performance. There may also be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

We rely heavily on internet search engines, such as Google, to generate a significant amount of traffic to our websites, principally through the purchase of travel-related keywords (what is also known as search engine marketing, or SEM) as well as through free, or organic, search (what is also known as search engine optimization, or SEO). The number of users we attract from search engines to our platform is due in large part to how and where information from, and links to, our website are displayed on search engine results pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our control and may change frequently. Search engines frequently update and change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in organic search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our partners, or if competitive dynamics impact the cost or effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected. Furthermore, our failure to successfully manage our SEO and SEM strategies could result in a substantial decrease in traffic to our websites, as well as increased costs if we were to replace free traffic with paid traffic.

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

Our success depends in part on continued innovation to provide products, features and services that make our platform compelling to travelers and engage our users. Our competitors are continually developing innovations in online travel-related services and features. As a result, we are continually working to improve our business model and user experience in order to engage our users, drive user traffic and conversion rates. We have invested, and expect to continue to invest, significant resources in developing and marketing these innovations. We can give no assurances that the changes we make will yield the benefits we expect and will not have unintended or adverse impacts that we did not anticipate. If we are unable to continue offering innovative products and services and quality features that travelers want to use, existing users may become dissatisfied and use competitors’ offerings and we may be unable to attract additional users, which could adversely affect our business and financial performance.

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

We are regularly subject to claims, lawsuits, government investigations, and other proceedings that may result in adverse outcomes.

We are regularly subject to claims, lawsuits, government investigations and other proceedings involving, among other matters, patent and intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient, occupancy and accommodation taxes), regulatory compliance (including competition and consumer matters), defamation and free speech, labor and employment matters and commercial disputes.

Such claims, lawsuits, government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings could have an adverse impact on us because of legal costs, diversion of management resources, injunctions or damage awards and other factors. Determining reserves for our pending litigation or other legal proceedings is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial damages, fines or penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices or other field action, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could adversely affect our business and results of operations.

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

•	Economic or political instability or laws and regulations involving economic or trade prohibitions or sanctions; and

•        Threatened or actual acts of terrorism.

A number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Foreign governments may enact tax laws that could result in further changes to global taxation and materially affect our financial position and results of operations.

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

The promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we provide services could require us to change certain aspects of our business, operations and commercial relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the company to additional liabilities. For example, the European Union adopted GDPR implementing data protection requirements and other jurisdictions are contemplating and may in the future adopt similar legislation; this legislation could increase the cost and complexity of delivering our services. Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, impede development of new products, result in negative publicity, require significant management time, increase costs and/or subject us to additional liabilities. Violations of these laws and regulations could result in fines and/or criminal sanctions against us, our officers or our employees and/or prohibitions on the conduct of our business.

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

In addition, we are subject to GDPR, a new data protection legal framework adopted by the European Union effective May 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our business operations. Other jurisdictions, in the United States, at both the state and federal level, or in other jurisdictions, may establish similar requirements.

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

We offer short-term and vacation rental services on our TripAdvisor-branded sites as well as through our Rentals offerings. The short-term and vacation rental market has been and continues to be, subject to regulatory development globally that affects the industry and the ability of companies like us to list these rental properties online. For example, some states and local jurisdictions, both domestically and internationally, have adopted, or are considering adopting, statutes or ordinances that prohibit property owners and managers from renting certain properties for fewer than 30 consecutive days or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations. Some states and local jurisdictions also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term rentals. Many of the fundamental statutes and ordinances that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could burden property owners and managers or otherwise harm our business. Operating in this dynamic regulatory environment requires significant management attention and financial resources. We cannot assure that our efforts will be successful, and the investment and additional resources required to manage growth will produce the desired levels of revenue or profitability.

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

At June 30, 2018, there were no outstanding borrowings in long-term debt. However, we continue to have existing credit facilities from which we can borrow significant amounts; as such, we are still subject to risks relating to our indebtedness that include:

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits that we intend to eventually derive could be undermined due to changing tax laws. A number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted 2017 Tax Act. Foreign governments or U.S. states may enact tax laws that could result in further changes to global taxation and materially affect our financial position and results of operations.

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

For the six months ended June 30, 2018, the average daily trading volume of our common stock on NASDAQ was approximately 2.9 million shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of the common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If LTRIP or some other stockholder sells substantial amounts of our common stock in the public market, or if there is a perception in the public market that LTRIP might sell shares of our common stock, the market price of our common stock could decrease significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2018, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

During the three months ended June 30, 2018, we repurchased 2,329,548 shares of outstanding common stock under the share repurchase program at an average share price of approximately $38.60, exclusive of fees and commissions.  A summary of information about our common stock repurchases during the second quarter of 2018 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	1,842,215	$38.85	1,842,215	$168,349,622
May 1 to May 31	487,333	$37.65	487,333	$150,000,033
June 1 to June 30	—	—	—	$150,000,033
Total	2,329,548		2,329,548

As of June 30, 2018, we have repurchased a total of 2,582,198 shares of outstanding common stock under the share repurchase program for an aggregate cost of $100 million, or an average price of $38.73 per share, exclusive of fees and commissions.

(1)	This amount excludes fees and commissions associated with the share repurchase.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1+	2018 Stock and Annual Incentive Plan	X
10.2+	Form of RSU Agreement (Non-Employee Directors)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

August 1, 2018