Form 10-Q
period 2018-09-30
TripAdvisor, Inc.
filed 2018-11-07
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(781) 800-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at November 1, 2018
Common Stock, $0.001 par value per share	124,866,383 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended September 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue (Note 3)	$458	$439	$1,269	$1,235

Costs and expenses:
Cost of revenue (1)	23	20	67	56
Selling and marketing (2)	206	247	621	683
Technology and content (2)	72	61	207	184
General and administrative (2)	40	42	129	115
Depreciation	20	19	61	57
Amortization of intangible assets	8	8	24	25
Total costs and expenses:	369	397	1,109	1,120
Operating income	89	42	160	115
Other income (expense):
Interest expense	(4)	(4)	(10)	(11)
Interest income and other, net	2	-	-	3
Total other income (expense), net	(2)	(4)	(10)	(8)
Income before income taxes	87	38	150	107
Provision for income taxes	(18)	(13)	(45)	(42)
Net income	$69	$25	$105	$65

Earnings per share attributable to common stockholders (Note 4):
Basic	$0.50	$0.18	$0.76	$0.46
Diluted	$0.49	$0.18	$0.75	$0.46
Weighted average common shares outstanding (Note 4):
Basic	138	139	138	141
Diluted	141	139	140	142

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$2	$2	$6	$6
Amortization of website development costs included in depreciation	14	14	44	39
	$16	$16	$50	$45

(2) Includes stock-based compensation expense as follows (Note 5):
Selling and marketing	$5	$5	$17	$16
Technology and content	$13	$12	$38	$31
General and administrative	$11	$9	$35	$25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$69	$25	$105	$65
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(5)	10	(14)	30
Total other comprehensive income (loss)	(5)	10	(14)	30
Comprehensive income	$64	$35	$91	$95

(1)	Foreign currency translation adjustments exclude income taxes due to our intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$663	$673
Short-term marketable securities (Note 6)	-	35
Accounts receivable and contract assets, net of allowance for doubtful accounts of $19 and $16, respectively (Note 3)	237	230
Income taxes receivable (Note 8)	-	30
Prepaid expenses and other current assets	26	25
Total current assets	926	993
Property and equipment, net of accumulated depreciation of $227 and $177, respectively	256	263
Intangible assets, net of accumulated amortization of $131 and $112, respectively	129	142
Goodwill	760	758
Deferred income taxes, net	28	16
Other long-term assets	93	100
TOTAL ASSETS	$2,192	$2,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22	$8
Deferred merchant payables	204	156
Deferred revenue	73	60
Current portion of debt (Note 7)	-	7
Accrued expenses and other current liabilities	154	141
Total current liabilities	453	372
Long-term debt (Note 7)	-	230
Deferred income taxes, net	20	14
Other long-term liabilities	277	293
Total Liabilities	750	909

Commitments and contingencies (Note 9)
Stockholders’ equity: (Note 10)
Preferred stock, $0.001 par value	-	-
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	-	-
Authorized shares: 1,600,000,000
Shares issued: 136,869,883 and 135,617,263, respectively
Shares outstanding: 124,813,195 and 126,142,773, respectively
Class B common stock, $0.001 par value	-	-
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,010	926
Retained earnings	1,035	926
Accumulated other comprehensive income (loss)	(56)	(42)
Treasury stock-common stock, at cost, 12,056,688 and 9,474,490 shares, respectively	(547)	(447)
Total Stockholders’ Equity	1,442	1,363
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,192	$2,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(in millions, except number of shares)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2017	135,617,263	$-	12,799,999	$-	$926	$926	$(42)	(9,474,490)	$(447)	$1,363
Net income						105				105
Cumulative effect adjustment from adoption of new accounting guidance (Note 2)						4				4
Other comprehensive loss							(14)			(14)
Issuance of common stock related to exercises of options and vesting of RSUs	1,252,620	-			3					3
Repurchase of common stock								(2,582,198)	(100)	(100)
Withholding taxes on net share settlements of equity awards					(19)					(19)
Stock-based compensation					100					100
Balance as of September 30, 2018	136,869,883	$-	12,799,999	$-	$1,010	$1,035	$(56)	(12,056,688)	$(547)	$1,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net income	$105	$65
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	61	57
Amortization of intangible assets	24	25
Stock-based compensation expense	90	72
Other, net	3	(6)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, prepaid expenses and other assets	(16)	(58)
Accounts payable, accrued expenses and other liabilities	24	(2)
Deferred merchant payables	53	62
Income tax receivables/payables, net	15	5
Deferred revenue	15	-
Net cash provided by operating activities	374	220

Investing activities:
Capital expenditures, including internal-use software and website development	(45)	(50)
Purchases of marketable securities	(1)	(16)
Sales of marketable securities	59	105
Maturities of marketable securities	5	25
Acquisitions and other investments, net of cash acquired	(24)	-
Other investing activities, net	(12)	-
Net cash (used in) provided by investing activities	(18)	64

Financing activities:
Repurchase of common stock	(100)	(250)
Proceeds from 2015 credit facility, net of financing costs	5	413
Payments to 2015 credit facility	(235)	(241)
Payments to 2016 credit facility	-	(73)
Proceeds from Chinese credit facilities	2	-
Payments to Chinese credit facilities	(10)	-
Proceeds from exercise of stock options	3	3
Payment of withholding taxes on net share settlements of equity awards	(19)	(15)
Net cash used in financing activities	(354)	(163)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	17
Net (decrease) increase in cash, cash equivalents and restricted cash	(10)	138
Cash, cash equivalents and restricted cash at beginning of period	673	612
Cash, cash equivalents and restricted cash at end of period	$663	$750

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation capitalized with internal-use software and website development costs	$10	$10

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements Not Yet Adopted

In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements, in which registrants must now analyze changes in stockholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule is effective on November 5, 2018. As clarified by the SEC under Question 105.09 of the Exchange Act Forms C&DIs, which provides some relief to registrants that file Form 10-Q shortly after the final rule’s effective date, the Company will apply the disclosure change in stockholders’ equity analysis in its March 31, 2019, Form 10-Q. Additionally, the Company is in the process of evaluating the other disclosure impacts this final rule may have on its consolidated financial statement disclosures.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which require a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The accounting for the cost of the hosting component of the arrangement (i.e., service costs the customer pays for the cloud computing service) is not affected by this new guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period. Entities have the option to apply the guidance retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently considering our timing of adoption and the transition application method. We are also in the process of evaluating the impact of adopting this guidance on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of right-of-use (ROU) assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months, which will initially be measured at the present value of the future lease payments over the lease term. For leases with a term of 12 months or less and that do not include an option to purchase the underlying asset or renew the lease term, that the lessee is reasonably certain to exercise, a lessee can make an accounting policy election by class of underlying asset to not recognize these leases on the balance sheet. Additionally, a lessee can also make an accounting policy election by class of underlying asset to not separate lease and non-

lease components. Under the new guidance, leases will be classified as either finance or operating leases, with classification affecting the pattern and presentation of expenses and cash flows on our consolidated financial statements. The new guidance will require us to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases which include, among other things, the computation and disclosure of our weighted average remaining lease term and discount rate, cash paid for amounts included in the measurement of lease liabilities, and supplemental non-cash information on lease liabilities arising from obtaining the ROU assets. These disclosures are intended to provide supplemental information to the amounts recorded in the financial statements so that users can better understand the nature of an entity’s leasing activities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We will adopt the new standard on January 1, 2019 and use the effective date as our date of initial application based on the modified retrospective approach without adjusting the comparative periods presented.

We expect to elect certain available practical expedients under the transition guidance at adoption. While we continue to assess all of the effects of adoption on our consolidated financial statements, including providing significant new disclosures about our leasing activities, we currently believe the primary effects of this new guidance relate to: (1) our existing operating leases for office space in which the new guidance requires us to recognize on our balance sheet the new ROU assets and lease liabilities; (2) our corporate headquarters lease, which is currently accounted for as a financing obligation, and of which we were deemed the owner for accounting purposes under the current build-to-suit lease guidance. The transition guidance for a build-to-suit lease arrangement requires the lessee to derecognize the assets and liabilities that were recognized solely as a result of a transaction’s build-to-suit designation under the current guidance, with any difference recorded as an adjustment to equity as of the adoption date. We will subsequently apply the general lessee guidance under the new standard to our corporate headquarters lease, including classifying it as either a finance or operating lease, and record a ROU asset and lease liability on the balance sheet, which will be initially measured at the present value of the remaining lease payments over the lease term. We are currently still assessing the quantitative impact this new guidance may have on our consolidated financial statements related to the aforementioned leases.

We continue to update our accounting policies and accounting memos under the new guidance, and evaluate our existing population of contracts to ensure all contracts that meet the definition of a lease contract under the new standard are identified. We have completed the implementation of our lease accounting software to support our accounting process, financial reporting and the new additional quantitative and qualitative financial disclosure requirements and are now engaging in readiness activities during the fourth quarter for the January 1, 2019- go-live date. In addition, we are evaluating the impact of this new system implementation and new accounting guidance on our internal accounting process and controls. We will continue to provide updates on our assessment of the effect that this new lease guidance will have on our consolidated financial statements, disclosures, systems and related internal controls, and will disclose material effects, if any, when known.

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

We evaluated each of our revenue streams and applied ASC 606 as further discussed in “Note 3: Revenue Recognition.” As a result of adoption of the new revenue guidance, certain revenue streams, such as the instant booking revenue recorded under the consumption model which we previously recorded upon completion of the traveler stay, is now recognized upon booking. The amount of the recognized transaction price for the commission is recorded as revenue net of the impact of estimated cancellations. We also recorded an adjustment to capitalize certain costs to obtain contracts for existing arrangements as of the implementation date. We expect the adoption of this new revenue standard will not have a material impact, either on an annual or quarterly basis, to our consolidated financial statements on an ongoing basis. Our systems and internal controls were not significantly impacted as a result of the accounting changes and we have made the necessary changes to our accounting policies and internal processes to support the new revenue recognition standard, including the related disclosures.

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

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the three and nine months ended September 30, 2018 related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. Although the substantial majority of our contract costs have an amortization period of less than one year, we have determined contract costs arising from certain sales incentives have an amortization period in excess of one year given the high likelihood of contract renewal. Sales incentives are not paid upon renewal of these contracts and therefore are not commensurate with the initial sales incentive costs. Total capitalized costs to obtain a contract were approximately $1 million as of September 30, 2018. We amortize these contract costs on a straight-line basis over the estimated customer life, which is based on historical customer retention rates. Amortization expense recorded to selling and marketing during the three and nine months ended September 30, 2018 was not material. We assess such assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable.

The recognition of revenue may require the application of judgment related to the determination of the performance obligations, the timing of when the performance obligations are satisfied and other areas. The determination of our performance obligations does not require significant judgment given that we generally do not provide multiple services to a customer in a transaction, and the point in which control is transferred to the customer is readily determinable. In instances where we recognize revenue over time, we generally have either a subscription service that is recognized over time on a straight-line basis using the time-elapsed output method, or based on other output measures that provide a faithful depiction of the transfer of our services. When an estimate for cancellations is included in the transaction price, we base our estimate on historical cancellation rates. There have been no significant adjustments to our cancellation estimates and is not material. Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue –producing transaction, that are collected by us from a customer, are reported on a net basis, or in other words excluded from revenue on our consolidated financial statements, which is consistent with prior periods. The application of our revenue recognition policies and a description of our principal activities, organized by segment, from which we generate our revenue, are presented below.

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

Transaction revenue is generated from our instant booking feature, which enables hotel shoppers to book directly with a travel partner, or the merchant of record, without leaving our website. We earn a commission from our travel partner for a user that completes a hotel reservation on our website. Our instant booking revenue includes (i) arrangements where commissions are billable on all instant booking hotel reservations; and (ii) arrangements where the commission is billable only upon the completion of the traveler’s stay resulting from the reservation. The travel partner provides the service to the traveler and we act as an agent under ASC 606. Our performance obligation in both arrangements is complete at the time of the booking and the commission earned is recognized upon booking, as we have no post-booking service obligations. The amount of revenue recognized for commissions which are billable contingent upon a traveler stay requires an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay.

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

Non-Hotel Segment

We provide information and services for users to research, book and experience activities and attractions in popular travel destinations both through Viator, our dedicated Experiences offering, and on our TripAdvisor website and applications. We also power travel activities and experiences booking capabilities to users for affiliate partners, including some of the world’s top airlines, hotel chains and online and offline travel agencies. We work with local tour or travel activities/experiences operators (“the supplier”) to provide our users with access to book tours, activities and experiences (“the activity”) in popular destinations worldwide. We generate commissions for each booking transaction we facilitate through our online reservation system. We provide post-booking service to the user until the time of the activity, which is the completion of the performance obligation. Revenue is recognized at the time that the activity occurs. We do not control the activity before the supplier provides the activity to our users and therefore act as agent for nearly all of these transactions under ASC 606. We generally collect payment from the user at the time of booking that includes both our commission revenue and the amount due to the supplier. Our commission revenue is recorded as deferred revenue until revenue is recognized, and the amount due to the supplier is recorded to deferred merchant payables on our consolidated balance sheet, until payment is made to the supplier after the completion of the activity. To a lesser extent, we earn commissions from third-party merchant partners, who display and promote our supplier activities on their websites to generate bookings.  In these transactions, where we are not the merchant of record, we generally invoice and receive commissions directly from the third-party merchant partners. Our performance obligation is to allow the third-party merchant partners to display and promote our supplier activities on their website and we earn a commission when users book and complete an activity. We do not control the service and act as an agent for these transactions under ASC 606. Our performance obligation is complete and revenue is recognized at the time of the booking, as we have no post-booking obligations. We recognize this revenue net of an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized for commissions that are billable contingent upon completion of the activity.

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

In addition, we provide information and services for users to research and book vacation and short-term rental properties, including full home rentals, condominiums, villas, beach rentals, cabins and cottages. Our Rentals offering generates revenue primarily by offering individual property owners and managers the ability to list their properties on our websites and mobile applications thereby connecting homeowners with travelers through a free-to-list, commission-based option or, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, and on our TripAdvisor-branded websites and mobile applications. We earn commissions associated with rental transactions through our free-to-list model from both the traveler and the property owner or manager. We provide post-booking service to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. We act as an agent, under ASC 606, in the transactions as we do not control any properties before the property owner provides the accommodation to the traveler and do not have inventory risk. We generally collect payment from the traveler at the time of booking that includes our commissions, which is recorded as deferred revenue until revenue is recognized, and the amount due to the property owner, which is recorded in deferred merchant payables on our consolidated balance sheet, until payment is made to the property owner after the completion of the rental. Payments for term-based subscription fees related to online advertising services for the listing of rental properties are generally due in advance.  As the performance obligation is the listing service provided to the property owner or manager over the subscription period, revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. We recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

Practical Expedients and Exemptions

We expense costs to obtain a contract as incurred, such as sales incentives, when the amortization period would have been one year or less.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Impact of Adoption of ASC 606

The impact of this new revenue recognition guidance on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018 was as follows:

	Three months ended September 30, 2018
INCOME STATEMENT	As Reported - ASC 606 September 30, 2018	Impact of Accounting ASC 606	Adjusted - ASC 605 September 30, 2018
	(in millions, except per share amounts)
Revenue	$458	$3	$461
Operating income	89	3	92
Income before income taxes	87	3	90
Provision for income taxes	(18)	-	(18)
Net income	69	3	72
Basic EPS	0.50	0.02	0.52
Diluted EPS	0.49	0.02	0.51

	Nine months ended September 30, 2018
INCOME STATEMENT	As Reported - ASC 606 September 30, 2018	Impact of Accounting ASC 606	Adjusted - ASC 605 September 30, 2018
	(in millions, except per share amounts)
Revenue	$1,269	$(3)	$1,266
Operating income	160	(3)	157
Income before income taxes	150	(3)	147
Provision for income taxes	(45)	1	(44)
Net income	105	(2)	103
Basic EPS	0.76	(0.01)	0.75
Diluted EPS	0.75	(0.01)	0.74

The impact of the new guidance was not meaningful as of and for the nine months ended September 30, 2018 for the unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows, respectively.

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

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Major products/revenue sources:	(in millions)
TripAdvisor-branded click-based advertising and transaction revenue	$194	$583
TripAdvisor-branded display-based advertising and subscription revenue	81	231
Other hotel revenue	30	103
Total Hotel Revenue (1)	305	917

Non-Hotel Revenue (1)	153	352
Total Revenue	$458	$1,269

       (1)  Our revenue is recognized primarily at a point in time for both our Hotel and Non-Hotel segments.

Contract Balances

The following table provides information about the opening and closing balances of accounts receivables and contract assets from contracts with customers (in millions):

	September 30, 2018	December 31, 2017
Accounts receivable	227	230
Contract assets	10	-
Total	$237	$230

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our unaudited condensed consolidated balance sheets. As of January 1, 2018, we had $59 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $8 million and $53 million was recognized in revenue, during the three and nine months ended September 30, 2018, respectively. The difference between the opening and closing balances of our contract assets and deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations. There were no significant changes in contract assets or deferred revenue during the nine months ended September 30, 2018 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$69	$25	$105	$65
Denominator:
Weighted average shares used to compute Basic EPS	137,574	138,779	138,239	140,961
Weighted average effect of dilutive securities:
Stock options	518	193	305	312
RSUs/MSUs	2,421	416	1,607	408
Weighted average shares used to compute Diluted EPS	140,513	139,388	140,151	141,681
Basic EPS	$0.50	$0.18	$0.76	$0.46
Diluted EPS	$0.49	$0.18	$0.75	$0.46

Potential common shares, consisting of outstanding stock options and restricted stock units (“RSUs”), totaling approximately 3.4 million shares and 7.1 million shares for the three and nine months ended September 30, 2018, respectively, and approximately 6.4 million shares and 6.6 million shares for the three and nine months ended September 30, 2017, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares, consisting of performance-based awards, totaling approximately 0.5 million shares for both the three and nine months ended September 30, 2018, respectively, and approximately 0.1 million shares for both the three and nine months ended September 30, 2017, respectively, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

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

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and RSUs, on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Selling and marketing	$5	$5	$17	$16
Technology and content	13	12	38	31
General and administrative	11	9	35	25
Total stock-based compensation	29	26	90	72
Income tax benefit from stock-based compensation	(7)	(9)	(22)	(27)
Total stock-based compensation, net of tax effect	$22	$17	$68	$45

 We capitalized $3 million and $10 million of stock-based compensation expense as internal-use software and website development costs during both the three and nine months ended September 30, 2018 and 2017, respectively.

Stock-Based Award Activity and Valuation

2018 Stock Option Activity

During the nine months ended September 30, 2018, we granted 632,114 service-based non-qualified stock options under both the 2018 Plan and its predecessor, the 2011 Plan. Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period.

A summary of our stock option activity during the nine months ended September 30, 2018, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2017	6,853	$52.78
Granted	632	41.87
Exercised (1)	(619)	36.46
Cancelled or expired	(266)	51.93
Options outstanding at September 30, 2018	6,600	$53.29	6.3	$44
Exercisable as of September 30, 2018	3,764	$58.79	4.5	$19
Vested and expected to vest after September 30, 2018 (2)	6,600	$53.29	6.3	$44
(1)

Inclusive of 458,413 options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares that had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

(2)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of September 30, 2018 was $51.07. The total intrinsic value of stock options exercised was $7 million and $8 million, for the nine months ended September 30, 2018 and 2017, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Risk free interest rate	2.78%	1.84%	2.66%	1.90%
Expected term (in years)	5.45	5.32	5.45	5.35
Expected volatility	40.22%	41.31%	42.26%	41.52%
Expected dividend yield	— %	— %	— %	— %

The weighted-average grant date fair value of options granted was $23.12 and $17.72 for the three and nine months ended September 30, 2018, respectively. The weighted-average grant date fair value of options granted was $15.49 and $17.16 for the three and nine months ended September 30, 2017, respectively. The total fair value of stock options vested was $35 million and $39 million for the nine months ended September 30, 2018 and 2017, respectively. Cash received from stock option exercises was $3 million for both the nine months ended September 30, 2018 and 2017, respectively.

2018 RSU Activity

During the nine months ended September 30, 2018, we granted 3,263,455 of primarily service-based RSUs under the 2018 Plan and its predecessor, the 2011 Plan, which typically vest over a four-year requisite service period. A summary of our RSU activity for service-based and performance-based awards during the nine months ended September 30, 2018, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2017 (1)	6,015	$48.14
Transfer (1)	(213)	30.04
Granted	3,263	42.19
Vested and released (2)	(1,454)	53.38
Cancelled	(715)	46.51
Unvested RSUs outstanding as of September 30, 2018	6,896	$44.95	$352
Expected to vest after September 30, 2018 (3)	6,896	$44.95	$352

(1)

RSUs outstanding as of December 31, 2017 include 213,000 market-based restricted stock units (“MSUs”) awarded to the Company’s CEO in November 2017. This award has been transferred to the MSU activity table below.

(2)

Inclusive of 378,235 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

(3)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our expected to vest calculation unless necessary for a performance condition award.

A summary of our RSU activity for MSUs, during the nine months ended September 30, 2018 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2017 (1)	213	$30.04
Granted (2)	71	59.40
Vested and released	―	―
Cancelled	―	―
Unvested MSUs outstanding as of September 30, 2018	284	$37.41	$15

(1)	Represents 213,000 MSUs awarded to the Company’s CEO in November 2017.
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

Total current income tax benefits associated with the exercise or settlement of TripAdvisor stock-based awards held by our employees were $1 million and $10 million during the three and nine months ended September 30, 2018, respectively, and $1 million and $17 million during the three and nine months ended September 30, 2017, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at September 30, 2018 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs	MSUs
Unrecognized compensation expense	$39	$245	$8
Weighted average period remaining (in years)	3.0	2.8	2.3

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

	September 30, 2018
	Amortized Cost	Fair Value (2)	Cash, Cash Equivalents and Restricted Cash	Short-Term Marketable Securities	Long-Term Marketable Securities (3)
Cash and restricted cash (1)	$421	$421	$421	$-	$-
Level 1:
Money market funds	242	242	242	-	-
Total	$663	$663	$663	$-	$-

	December 31, 2017
	Amortized Cost	Fair Value (2)	Cash, Cash Equivalents and Restricted Cash	Short-Term Marketable Securities	Long-Term Marketable Securities (3)
Cash and restricted cash (1)	$663	$663	$663	$-	$-
Level 1:
Money market funds	1	1	1	-	-
Level 2:
U.S. agency securities	11	11	-	6	5
U.S. treasury securities	1	1	-	1	-
Certificates of deposit	2	2	-	2	-
Commercial paper	11	11	9	2	-
Corporate debt securities	46	46	-	24	22
Subtotal	71	71	9	35	27
Total	$735	$735	$673	$35	$27
(1)

As of September 30, 2018 and December 31, 2017, our restricted cash, which primarily consists of escrowed security deposits, was not material and is included in other long-term assets on our unaudited condensed consolidated balance sheets.

(2)	As of September 30, 2018 and December 31, 2017, any unrealized gains or losses related to our marketable securities were not material.
(3)	Long-term marketable securities are included in other long-term assets on our unaudited condensed consolidated balance sheets.

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at September 30, 2018 and December 31, 2017, respectively.

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

There were no material realized gains or losses related to sales of our marketable securities for the three and nine months ended September 30, 2018 and 2017, respectively. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We consider any unrealized loss position in our available-for-sale marketable debt securities to be temporary in nature and do not consider any of these investments other-than-temporarily impaired as of September 30, 2018 and December 31, 2017.

Derivative Financial Instruments

We use foreign currency forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows primarily for the Euro versus the U.S. Dollar. We do not use derivatives for trading or speculative purposes. Counterparties to foreign currency exchange derivatives consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. Our foreign currency forward contracts, which we have entered into to date, have not been designated as hedges and typically have had current maturities of less than 90 days.

Derivative financial instruments are carried at fair value on our unaudited condensed consolidated balance sheets. Any gain or loss resulting from the change in fair value of the foreign currency forward contracts has been recognized in our unaudited condensed consolidated statement of operations in “Interest income and other, net.” All gains and losses for the three months ended September 30, 2018 were not material. We recorded a net loss of $3 million for the nine months ended September 30, 2018, related to our settled forward contracts in our unaudited condensed consolidated statement of operations in “Interest income and other, net.” All gains and losses for both the three and nine months ended September 30, 2017, respectively, were not material. The Company had no outstanding foreign currency forward contracts as of September 30, 2018 and December 31, 2017, respectively.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include accounts receivable and contract assets, accounts payable, deferred merchant payables, short-term debt, accrued expenses and other current liabilities and long-term debt. The carrying amount of these financial instruments, with the exception of long-term debt, approximate their fair value because of the short maturity of these instruments as reported on our unaudited condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017. The carrying value of the long-term debt from our 2015 Credit Facility bears interest at a variable rate and therefore is also considered to approximate its fair value.

In addition, we hold investments in equity securities of privately-held companies that do not have a readily determinable fair value. As of both September 30, 2018 and December 31, 2017, the total carrying value of our equity investments in these privately-held companies were $12 million and are included in “Other long-term assets” on our unaudited condensed consolidated balance sheets. Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. During the three and nine months ended September 30, 2018, we did not have any impairment loss on these equity investments. The Company recognized a loss of $2 million related to an investment in a privately-held company during the three and nine months ended September 30, 2017 in “Interest income and other, net” on our unaudited condensed consolidated statements of operations.

The Company did not have any material assets or liabilities measured at fair value on a recurring basis using the Level 3 unobservable inputs at both September 30, 2018 and December 31, 2017.

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

During the nine months ended September 30, 2018, the Company borrowed an additional $5 million and repaid $235 million of our outstanding borrowings on the 2015 Credit Facility. These net repayments were primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the first quarter of 2018. As of September 30, 2018, there were no outstanding borrowings under the 2015 Credit Facility. We are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of September 30, 2018, our unused revolver capacity was subject to a commitment fee of 0.15%, given the Company’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swingline borrowings on same-day notice. As of September 30, 2018, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. Total interest expense and commitment fees recorded on our 2015 Credit Facility were not material for the three months ended September 30, 2018. We recorded total interest expense and commitment fees on our 2015 Credit Facility of $2 million for the nine months ended September 30, 2018 and $2 million and $4 million for the three and nine months ended September 30, 2017, respectively, to “Interest expense” on our unaudited condensed consolidated statements of operations. All unpaid interest and commitment fee amounts as of September 30, 2018 and December 31, 2017, respectively, were not material.

There is no specific repayment date prior to the maturity date for borrowings under this credit agreement. We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. As of September 30, 2018, we were in compliance with all of our debt covenants.

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

Chinese Credit Facilities

As of September 30, 2018, in addition to our 2015 Credit Facility, we maintain two credit facilities in China (jointly, the “Chinese Credit Facilities”).

We are party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Borrowings under our Chinese Credit Facility – BOA generally bear interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of September 30, 2018 and December 31, 2017, there were no outstanding borrowings under our Chinese Credit Facility—BOA.

We are also party to a RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). Our Chinese Credit Facility—JPM generally bears interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of December 31, 2017, we had $7 million of outstanding borrowings from the Chinese Credit Facility – JPM at a weighted average interest rate of 5.00%. During the nine months ended September 30, 2018, we borrowed an additional $2 million and repaid in full the outstanding borrowings under our Chinese Credit Facility-JPM of $10 million. As of September 30, 2018, there were no outstanding borrowings under our Chinese Credit Facility—JPM.

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

Our effective tax rate for the three and nine months ended September 30, 2018 was 20.7% and 30.0%, respectively. Our effective tax rate for the three and nine months ended September 30, 2017 was 34.2% and 39.3%, respectively. For the three months ended September 30, 2018, the effective tax rate was lower than the federal statutory rate primarily due to a release of valuation allowances on certain foreign deferred tax assets. For the nine months ended September 30, 2018, the effective tax rate was greater than the federal statutory rate primarily due to other foreign valuation allowances and the income tax effects of the accounting for share-based compensation. The change in the effective tax rate for the three and nine months ended September 30, 2018 when compared to the same periods in 2017 was primarily due to the rate reduction from the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), as discussed below.

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

During both the three and nine months ended September 30, 2018, we recorded a $2 million income tax expense related to the Transition Tax, which reflects additional information that we obtained during 2018 related to uncertain tax positions, earnings and profits, foreign tax credits, and state taxes. Additional work is still necessary for a more detailed analysis of our historical foreign earnings. Any subsequent adjustment to these amounts will be recorded to current tax expense in the fourth quarter of 2018 when the analysis is complete. In addition, as of September 30, 2018, we reclassified our 2017 federal tax return overpayment of $25 million from income taxes receivable to other long-term liabilities, as pursuant to Internal Revenue Service (“IRS”) guidance, this overpayment will be applied first toward the Transition Tax, which is payable over eight years. The remaining unpaid Transition Tax of $31 million is included in other long-term liabilities on our condensed unaudited consolidated balance sheet as of September 30, 2018.

We are subject to additional requirements of the 2017 Tax Act during the year ended December 31, 2018. Those provisions include a tax on global intangible low-taxed income (“GILTI”), a limitation of certain executive compensation, and a deduction for foreign derived intangible income (“FDII”). We have elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. Our 2018 effective tax rate includes our estimates of these new provisions, with a net tax benefit of $3 million and $6 million recorded during the three and nine months ended September 30, 2018, respectively. Our estimates may be revised in future periods as we obtain additional data, and as the IRS issues new guidance implementing the law changes.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of September 30, 2018, accrued interest was $14 million, net of federal and state benefit, and no penalties have been accrued.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years, and have various ongoing audits for state income tax returns. We are separately under examination by the IRS for the short-period 2011, 2012 and 2013 tax years and under an employment tax audit by the IRS for the 2013 and 2014 tax years. These audits include questions about the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of September 30, 2018, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

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

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock-based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. The Company recorded an income tax benefit of $1 million and $2 million during the three and nine months ended September 30, 2018, respectively, and an income tax benefit of $2 million and $5 million for the three and nine months ended September 30, 2017, respectively, in its unaudited condensed consolidated statement of operations. Since the Court’s 2015 opinion, the Company has taken total income tax benefits of $15 million to date as of September 30, 2018. On July 24, 2018, the IRS won the appeals court case at the Ninth Circuit; however, on August 7, 2018, the Ninth Circuit withdrew its decision regarding Altera and the case will be reheard. While we have taken an income tax benefit based on the Court’s 2015 opinion, as discussed above, we will continue to review the latest decisions on the case and its impact to our consolidated financial statements.

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

During the three months ended September 30, 2018 we did not repurchase any shares of our common stock. During the nine months ended September 30, 2018, we repurchased 2,582,198 shares of our outstanding common stock under the share repurchase program at an aggregate cost of $100 million, or an average share price of $38.73 per share, exclusive of fees and commissions.

As of September 30, 2018, we had a remaining balance of $150 million available to repurchase shares of our common stock under the share repurchase program.

NOTE 11: RELATED PARTY TRANSACTIONS

We consider Liberty TripAdvisor Holdings, Inc. (“LTRIP”) a related party. As of September 30, 2018, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which shares constitute 14.5% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.5% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.8% of our voting power.

We had no related party transactions with LTRIP during both the three and nine months ended September 30, 2018 and 2017.

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

The following tables present our segment information for the three and nine months ended September 30, 2018 and 2017 and include a reconciliation of Adjusted EBITDA to Net Income. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our chief operating decision maker does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our chief operating decision maker. Intersegment revenue is not material and, in addition, already eliminated in the information by segment provided to our chief operating decision maker. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments. Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Three months ended September 30, 2018
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$305	$153	$-	$458
Adjusted EBITDA (1)	99	47	-	146
Depreciation			(20)	(20)
Amortization of intangible assets			(8)	(8)
Stock-based compensation			(29)	(29)
Operating income (loss)				89
Other expense, net				(2)
Income before income taxes				87
Provision for income taxes				(18)
Net income				$69

	Three months ended September 30, 2017
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$312	$127	$-	$439
Adjusted EBITDA (2)	51	44	-	95
Depreciation			(19)	(19)
Amortization of intangible assets			(8)	(8)
Stock-based compensation			(26)	(26)
Operating income (loss)				42
Other expense, net				(4)
Income before income taxes				38
Provision for income taxes				(13)
Net income				$25

	Nine months ended September 30, 2018
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$917	$352	$-	$1,269
Adjusted EBITDA (1)	276	59	-	335
Depreciation			(61)	(61)
Amortization of intangible assets			(24)	(24)
Stock-based compensation			(90)	(90)
Operating income (loss)				160
Other expense, net				(10)
Income before income taxes				150
Provision for income taxes				(45)
Net income				$105

	Nine months ended September 30, 2017
	Hotel	Non-Hotel	Corporate and Unallocated	Total
	(in millions)
Revenue	$952	$283	$-	$1,235
Adjusted EBITDA (2)	223	46	-	269
Depreciation			(57)	(57)
Amortization of intangible assets			(25)	(25)
Stock-based compensation			(72)	(72)
Operating income (loss)				115
Other expense, net				(8)
Income before income taxes				107
Provision for income taxes				(42)
Net income				$65

(1)

Includes allocated general and administrative expenses in our Hotel segment of $17 million and $57 million; and in our Non-Hotel segment of $12 million and $37 million for the three and nine months ended September 30, 2018, respectively.

(2)

Includes allocated general and administrative expenses in our Hotel segment of $22 million and $60 million; and in our Non-Hotel segment of $11 million and $30 million for the three and nine months ended September 30, 2017, respectively.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 including, but not limited to, those discussed in Part II, Item 1A, “Risk Factors.” Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Our flagship brand, TripAdvisor, is the world’s largest travel site based on monthly unique visitors, which reached 490 million during the quarter ended September 30, 2018, according to our internal log files. Our TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide.  TripAdvisor features approximately 702 million reviews and opinions on approximately 8.0 million places to stay, places to eat and things to do – including 1.2 million hotels, inns, B&Bs and specialty lodging, 880,000 rental properties, 4.9 million restaurants and 1,015,000 travel activities and experiences worldwide. We also enable users to compare prices and/or book a number of these travel experiences on either a TripAdvisor website or mobile application, or on the website or mobile application of one of our travel partners.

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

Executive Financial Summary

As the world’s largest online travel site, as measured by unique monthly visitors, TripAdvisor represents an attractive platform for travel advertisers—including hotel chains, independent hoteliers, online travel agencies (or “OTAs”), destination marketing organizations, and other travel-related and non-travel related product and service providers—who seek to market and sell their products and services to a global audience. Our platform and product offerings enable users to find, research and price shop and book hotels, flights, cruises, rental properties, tours, travel activities and experiences, and restaurants either directly on our websites or mobile applications, or on our travel partners’ websites or mobile applications. Key drivers of our financial results are described below, including a summary of our long-term growth strategy, current trends affecting our business, and our segment information.

Our Long-Term Growth Strategy

Our mission is to help people around the world plan, book and experience the perfect trip. We seek to deliver on this mission by: increasing and leveraging our rich, user-generated content and global brand to attract users to our websites and mobile applications; delivering the best user experience throughout all phases of the travel journey from inspiration and travel-planning, to trip-taking and sharing the experience; deepening our partnerships with travel partners by providing them an array of advertising opportunities to generate qualified leads and bookings; and investing in technology, product development, marketing, and other strategic areas that we believe can improve the TripAdvisor mobile experience and improve our long-term business prospects.

•

Drive user engagement with our platform. Since its founding, TripAdvisor has become a globally-recognized travel brand synonymous with travel reviews and travel research. We believe that our user-generated content and our brand have enabled us to build a large, highly engaged and loyal community of travelers who use TripAdvisor to discover, plan, and book their travel experiences. For millions of those users, TripAdvisor also gives them an interactive platform to share their travel experiences. We seek to amplify our global brand and raise user awareness for - and engagement with - our end-to-end product offerings, such as the ability to price compare and book, and we aim to attract users to our websites and mobile applications through domain direct and various online and offline marketing channels, including search engines through search engine optimization, or SEO, and search engine marketing, or SEM, and through television brand advertising.

•

Deliver the best user experience possible on our platform. We believe that making investments to ensure we continue to improve the TripAdvisor product experience is critically important for the long-term health of our business. We have made and will continue to make product improvements to deliver users a more enjoyable and engaging comprehensive user experience throughout all phases of the travel journey – from inspiration and discovery, to researching, price shopping and booking, to in-destination activities and places to eat and finally to sharing the details of these travel experiences on TripAdvisor. These enhancements include growing the number of hotels, inns, B&Bs and specialty lodging, rental properties, restaurants, travel activities and experiences listed on our platform to approximately 8.0 million worldwide as of September 30, 2018 as well as 702 million reviews and opinions. In addition to listings and content, we are enabling users to price compare and book more of their travel experiences either directly on our websites or mobile applications, or on our travel partners’ websites or mobile applications. During 2018, we have continued to improve the hotel shopping experience helping hotel shoppers find the best prices on TripAdvisor. We have also continued to rapidly grow listings and bookable Experiences and Restaurants supply, which enables TripAdvisor to better serve travelers’ needs in-destination. We believe that delivering an increasingly more robust user experience that delights users will ultimately result in a more engaged user base, more value for our partners, and greater revenue growth and profit growth for our business.
•

Deepen relationships with our travel partners. TripAdvisor is a global platform consisting of listing and advertising opportunities that help generate impressions, brand awareness, qualified leads and bookings for travel partners. As of September 30, 2018, TripAdvisor had approximately 1.2 million hotels, inns, B&Bs and specialty lodging, 880,000 rental properties, 4.9 million restaurants, and 1,015,000 travel activities and experiences worldwide. We believe that continuing to grow the number of listings and bookable supply, especially in our in-destination Experiences and Restaurants offerings, will enable TripAdvisor to not only delight users in more moments during more trips, but also help partners drive transactions for their business. We are also increasingly providing business-to-business services that are designed to help our partners grow their business. For example, TripAdvisor’s Business Advantage and Premium for Restaurants offer hoteliers and restauranteurs, respectively, affordable marketing analytics tools to help them attract customers and more effectively manage their business pages on TripAdvisor.

•

Invest in technology, product, marketing and other strategic areas to improve the mobile experience. Continuous product testing and speed to market are two of our most important priorities, as they enable us to create a richer user experience. We release new product features on our websites and mobile applications on a regular product release cycle. For example, innovating and improving our mobile phone offerings are key priorities since mobile phone adoption continues to scale and consumers increasingly conduct more internet searches and commerce on these devices than on desktop or tablet devices. During the quarter ended September 30, 2018, more than half of our average monthly unique visitors came from mobile phones, according to our internal log files. We anticipate that the growth rate in mobile phone monthly unique visitors will continue to exceed the growth rate of our overall monthly unique visitors, resulting in an increased proportion of users continuing to use their mobile phones to access the full range of services available on our websites and applications. We are investing significant resources to improve the features, functionality, engagement, and commercialization of our travel products on our mobile websites and applications.

Current Trends in Our Business

The online travel industry in which we operate, is large and growing, and also remains highly dynamic and competitive.

Hotel Segment

We have made – and will continue to make – product enhancements to give users an engaging and comprehensive hotel shopping experience. We continue to increase the amount of content on travel destinations, properties and room types; we optimized price discovery and the room selection process to help users to find the best room prices offered by our hotelier and OTA partners. We continue to increase supply, adding more properties, more unique consumer brands and more partners with competitive room prices for consumers to research and price compare. We believe providing consumers a robust experience, with rich content and a comprehensive selection of accommodations helps increase loyalty to our products, resulting in repeat usage, improved conversion of hotel shoppers to bookings and higher CPC rates on our platform.

 In any given period, we aim to maximize the number of hotel shoppers, which we define as the users who view either a listing of hotels in a city or on a specific hotel page on our platform, and we continue to compete with other travel companies and search engines who also seek to attract hotel shoppers to their websites and mobile applications. We do this by investing in a number of marketing channels, both paid and unpaid, to increase user awareness of – and long-term engagement with – TripAdvisor’s hotel offering.

On paid channels, we seek to acquire traffic as long as the expected return on these investments meets or exceeds our desired marketing efficiency targets. Since the third quarter of 2017, we have progressively and significantly reduced our direct selling and marketing investments on our least-profitable paid online marketing campaigns, resulting in increased Hotel adjusted EBITDA. We believe we have increased the quality of our hotel shoppers on our platform, delivering better conversion to bookings and increased booking value of our hotel shopper leads to hotelier and OTA partners. At the same time, we have re-invested some savings into offline marketing channels, including re-launching TripAdvisor-branded television advertising in June 2017. This has come with expected trade-offs as progressively reducing paid online marketing investments and re-investing in long-term payback channels such as television advertising has caused hotel shopper growth to slow. We expect the aforementioned product and marketing initiatives will enable us to establish a more durable, long-lasting direct relationship with users, which, in turn, will enhance the long-term growth profile of our business.

We also aim to maximize our revenue per hotel shopper, the key metric for our metasearch auction. Revenue per hotel shopper performance increased for the three months ended September 30, 2018, primarily attributable to the success of our aforementioned product and marketing efforts, partially offset by the continued hotel shopper growth on mobile phone, which has a significantly lower revenue per hotel shopper compared to desktop and tablet.  In addition, metasearch auction stability has persisted during 2018 and year-over-year growth comparisons have started to ease from auction volatility in the second half of 2017.

User growth and engagement on mobile phones continues to drive overall average monthly unique visitor growth on our platform. We continue to prioritize user experience improvements instead of maximizing the number of display advertising impressions we can sell in a given period. While this may limit our ability to grow TripAdvisor-branded display-based advertising revenue, we continue working on a number of product enhancements and media ad products that we believe can deliver increased value to both users and partners on our platform, resulting in greater monetization over time. Other Hotel revenue, which consists of hotel revenue from non-TripAdvisor branded sites, has decreased in recent periods primarily due to increased marketing efficiency from paid online marketing channels.

Non-Hotel Segment

TripAdvisor’s Non-Hotel offerings – Experiences, Restaurants and Rentals – enable users to discover and book great travel experiences across a diversified spectrum of travel products. Experiences and Restaurants demand growth, as well as listings and bookable supply growth, has driven revenue growth. Rentals remains a strategically important part of our comprehensive consumer offering, as we continue to focus on delivering users a larger selection of high-quality alternative accommodation listings in order to deliver a better user experience through more selection in our Rentals offering, which in turn helps support higher conversion on our platform in an increasingly competitive environment in the alternative accommodations marketplace.

We remain focused on revenue growth and market share gains in this segment. To achieve this, we aim to continue to deliver product enhancements, to grow user demand on our platform, to grow bookable supply in our marketplaces and to help drive bookings and marketing opportunities for more partners on our platform. We also continue to empower suppliers through demand and bookings generation, software solutions and marketing tools to help them grow and manage their business through TripAdvisor.

Segments

Refer to “Note 12: Segment Information” and “Note 3: Revenue Recognition” in the notes to the unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for financial information and additional descriptive information related to our segments.

Employees

As of September 30, 2018, we had 3,281 employees. Of these employees, approximately 50% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

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

Statement of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Revenue	$458	$439	4%	$1,269	$1,235	3%

Costs and expenses:
Cost of revenue	23	20	15%	67	56	20%
Selling and marketing	206	247	(17)%	621	683	(9)%
Technology and content	72	61	18%	207	184	13%
General and administrative	40	42	(5)%	129	115	12%
Depreciation	20	19	5%	61	57	7%
Amortization of intangible assets	8	8	0%	24	25	(4)%
Total costs and expenses:	369	397	(7)%	1,109	1,120	(1)%
Operating income	89	42	112%	160	115	39%
Other income (expense):
Interest expense	(4)	(4)	0%	(10)	(11)	(9)%
Interest income and other, net	2	-	100%	-	3	(100)%
Total other income (expense), net	(2)	(4)	(50)%	(10)	(8)	25%
Income before income taxes	87	38	129%	150	107	40%
Provision for income taxes	(18)	(13)	38%	(45)	(42)	7%
Net income	$69	$25	176%	$105	$65	62%

Other Financial Data:
Adjusted EBITDA (1)	$146	$95	54%	$335	$269	25%

(1) See “Adjusted EBITDA” discussion below for more information and for a reconciliation of Adjusted EBITDA to Net Income for the periods presented.

Revenue and Segment Information

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Revenue by Segment:	(in millions)			(in millions)
Hotel	$305	$312	(2)%	$917	$952	(4%)
Non-Hotel	153	127	20%	352	283	24%
Total revenue	$458	$439	4%	$1,269	$1,235	3%
Adjusted EBITDA by Segment (1):
Hotel	$99	$51	94%	$276	$223	24%
Non-Hotel	47	44	7%	59	46	28%
Total Adjusted EBITDA	$146	$95	54%	$335	$269	25%
Adjusted EBITDA Margin by Segment (2):
Hotel	32%	16%		30%	23%
Non-Hotel	31%	35%		17%	16%

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

Hotel Segment

Our Hotel segment revenue decreased by $7 million and $35 million during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017, due to decreases in TripAdvisor-branded click-based and transaction revenue of $1 million and $36 million, respectively, as well as $11 million and $15 million decreases in Other Hotel revenue during the three and nine months ended September 30, 2018, respectively, partially offset by increases in TripAdvisor-branded display-based advertising and subscription revenue of $5 million and $16 million, respectively, all of which are discussed below.

Hotel segment Adjusted EBITDA increased $48 million and $53 million during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017, primarily due to a decrease in our direct selling and marketing expenses related to SEM and other online traffic acquisition costs as we have continued to optimize and improve our marketing efficiency from our online marketing campaigns, and to a lesser extent, growth in our TripAdvisor-branded display-based advertising and subscription revenue.

The following is a detailed discussion of the revenue sources within our Hotel segment:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Hotel:
TripAdvisor-branded click-based and transaction	$194	$195	(1%)	$583	$619	(6%)
TripAdvisor-branded display-based advertising and subscription	81	76	7%	231	215	7%
Other hotel revenue	30	41	(27%)	103	118	(13%)
Total Hotel revenue	$305	$312	(2%)	$917	$952	(4%)

TripAdvisor-branded Click-based and Transaction Revenue

TripAdvisor-branded click-based and transaction revenue includes cost-per-click-based advertising revenue from our TripAdvisor-branded websites as well as transaction-based revenue from our hotel instant booking feature. For both the three and nine months ended September 30, 2018, 64% of our Hotel segment revenue was derived from our TripAdvisor-branded click-based and transaction revenue. For the three and nine months ended September 30, 2017, 63% and 65%, respectively, of our Hotel segment revenue was derived from our TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue during the three months ended September 30, 2018 was relatively flat and decreased $36 million or 6% during the nine months ended September 30, 2018, when compared to the same periods in 2017, primarily due to a 5% increase in our revenue per hotel shopper, offset by a 5% decrease in our average monthly unique hotel shoppers during the three months ended September 30, 2018 and a 2% decrease in both our revenue per hotel shopper and average monthly unique hotel shoppers during the nine months ended September 30, 2018, which is explained below.

Our largest source of Hotel segment revenue is click-based advertising revenue from our TripAdvisor-branded websites, which include links to our travel partners’ sites and contextually-relevant branded and related text links. Click-based advertising is generated primarily through our metasearch auction, a description of which follows. Our click-based travel partners are predominantly OTAs and hoteliers. Click-based advertising is generally priced on a cost-per-click, or CPC, basis with payments to us from advertisers based on the number of user clicks on each type of link or, in other words, the conversion of a hotel shopper to a paid click. CPC is the price that a partner is willing to pay us for a hotel shopper lead and is determined in a competitive process as partner CPC bids for rates and availability listed on our site are submitted. When a CPC bid is submitted, the partner agrees to pay us the bid amount each time a user subsequently clicks on the link to that partner’s website. Bids can be submitted periodically – as often as daily– on a property-by-property basis. Primary factors used to determine the placement of partner links on our site include, but are not limited to, nightly room rate, the size of the bid relative to other bids, and other variables. CPCs are generally lower in markets outside the U.S. market, and hotel shoppers visiting via mobile phones currently monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet. Our Hotel segment transaction-based revenue is comprised of revenue from our hotel instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission to TripAdvisor for a user that completes a hotel reservation via our website.

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

The table below summarizes our revenue per hotel shopper calculation and growth rate, in the aggregate, for the periods presented (in millions, except calculated revenue per hotel shopper and percentages):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Revenue per hotel shopper:
TripAdvisor-branded click-based and transaction revenue	$194	$195	(1%)	$583	$619	(6%)
Divided by: Total average monthly unique hotel shoppers for the quarter	479	504	(5%)	1,402	1,431	(2%)
	$0.41	$0.39	5%	$0.42	$0.43	(2%)

Revenue per hotel shopper increased 5% and decreased 2% during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017, according to our internal log files. Revenue per hotel shopper increased 5% during the three months ended September 30, 2018 primarily due to the success of our product improvements and marketing optimization efforts, as discussed above, which we believe has resulted in increased user awareness of TripAdvisor’s price shopping tools, partially offset by a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and applications on mobile phones and a reduced mix of paid traffic, which tends to click with greater frequency than free traffic. Revenue per hotel shopper decreased 2% during the nine months ended September 30, 2018 primarily due to difficult year-over-year growth comparisons during the first half of 2018, as beginning in the third quarter of 2017 we began significantly reducing our direct selling and marketing investments on our least-profitable paid online marketing campaigns, as well as a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and applications on mobile phones, partially offset by our success in product improvements and marketing optimization efforts, as discussed above.

Our aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites decreased by 5% and 2% during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017, according to our internal log files. The decrease was primarily due to the continued optimization of our marketing investment mix between online and offline channels, which we believe limits our ability to grow hotel shoppers in the near term, as discussed above, partially offset by the general trend of an increasing number of hotel shoppers visiting our websites and applications on mobile phones which we continued to experience during both the three and nine months ended September 30, 2018.

TripAdvisor-branded Display-based Advertising and Subscription Revenue

For the three and nine months ended September 30, 2018, 27% and 25%, respectively, of our Hotel segment revenue was derived from our TripAdvisor-branded display-based advertising and subscription revenue, which primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue. For the three and nine months ended September 30, 2017, 24% and 23%, respectively, of our Hotel segment revenue was derived from our TripAdvisor-branded display-based advertising and subscription revenue.

Our TripAdvisor-branded display-based advertising and subscription revenue increased by $5 million or 7%, and $16 million or 7% during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017, primarily attributable to our new media ad product, which enables hotels to enhance their visibility on TripAdvisor hotel pages. The increase was partially offset by the general trend of an increasing percentage of our traffic visiting our websites and applications on mobile phones.

Other Hotel Revenue

For the three and nine months ended September 30, 2018, 10% and 11%, respectively, of our Hotel segment revenue was derived from other Hotel revenue. For the three and nine months ended September 30, 2017, 13% and 12%, respectively, of our Hotel segment revenue was derived from other Hotel revenue. Our other Hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as www.bookingbuddy.com, www.cruisecritic.com and www.onetime.com, primarily through click-based advertising revenue and display-based advertising revenue generated through these websites. Our other Hotel revenue decreased $11 million and $15 million during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017, primarily due to increased marketing efficiency from paid online marketing channels within this revenue stream.

Non-Hotel Segment

Our Non-Hotel segment revenue increased by $26 million or 20%, and $69 million or 24% during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017, driven by Experiences and Restaurants.

Experiences continued to generate strong revenue due to increased growth in bookings, which was primarily driven by an increase in bookable supply and growth in demand from bookings sourced by TripAdvisor. Another contributing factor is the ongoing key feature improvements made to the shopping experience, which we believe have contributed to increased demand and revenue conversion. Continued strong revenue growth in Restaurants was primarily due to seated diner growth, mobile bookings growth, user experience improvements, and increased bookable supply of restaurant listings as well as increased revenue from TripAdvisor websites. Rentals’ revenue, during the three and nine months ended September 30, 2018, decreased when compared to the same periods in 2017, primarily due to increasing competition in the alternative accommodations marketplace and also the continued migration of our subscription model to our free-to-list model, which we believe will have a longer term return.

Adjusted EBITDA in our Non-Hotel segment increased $3 million or 7% and $13 million or 28% during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017. This increase was primarily driven by the increase in our Non-Hotel segment revenue, partially offset by increased personnel and overhead costs of $13 million and $32 million, respectively, to support growth in this segment during the three and nine months ended September 30, 2018, as well as an increase in online and offline advertising costs.

Consolidated Expenses

Cost of Revenue

Cost of revenue consists of expenses that are directly related or closely correlated to revenue generation, including direct costs, such as credit card and other booking transaction payment fees, data center costs, costs associated with prepaid tour tickets, ad serving fees, flight search fees, and other transaction costs. In addition, cost of revenue includes personnel and overhead expenses, including salaries, benefits, stock-based compensation and bonuses for certain customer support personnel who are directly involved in revenue generation.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Direct costs	$18	$15	20%	$52	$42	24%
Personnel and overhead	5	5	0%	15	14	7%
Total cost of revenue	$23	$20	15%	$67	$56	20%
% of revenue	5.0%	4.6%		5.3%	4.5%

Cost of revenue increased $3 million and $11 million during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017, due to increased direct costs associated with prepaid tour tickets and credit card and other transaction payment processing fees as a result of revenue growth in our Non-Hotel segment, and to a lesser extent an increase in transaction costs related to revenue generation in our Hotel segment.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Direct costs	$150	$195	(23%)	$451	$526	(14%)
Personnel and overhead	56	52	8%	170	157	8%
Total selling and marketing	$206	$247	(17%)	$621	$683	(9%)
% of revenue	45.0%	56.3%		48.9%	55.3%

Direct selling and marketing costs decreased $45 million and $75 million during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017, primarily due to decreased SEM and online traffic acquisition costs in our Hotel segment, partially offset by the increase in our Hotel segment television advertising campaign spend of $34 million during the nine months ended September 30, 2018, and to a lesser extent, an increase in online and offline advertising costs in our Non-Hotel segment in the three and nine months ended September 30, 2018, when compared to the same periods in 2017. Our television advertising campaign spend during the three months ended September 30, 2018 in our Hotel segment decreased by $7 million, when compared to the same period in 2017. Personnel and overhead costs increased $4 million and $13 million during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017, primarily due to an increase in headcount in our Non-Hotel segment to support business growth.

Technology and Content

Technology and content expenses consist primarily of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our websites and mobile applications. Other costs include licensing, maintenance expense, computer supplies, telecom costs, content translation costs, and consulting costs.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Personnel and overhead	$64	$55	16%	$186	$166	12%
Other	8	6	33%	21	18	17%
Total technology and content	$72	$61	18%	$207	$184	13%
% of revenue	15.7%	13.9%		16.3%	14.9%

Technology and content costs increased $11 million and $23 million during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017, primarily due to increased personnel and overhead costs to support the business growth in our Non-Hotel segment, as well as an increase in stock-based compensation of $7 million for the nine months ended September 30, 2018, primarily as a result of an increase in headcount.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs, including personnel engaged in leadership, finance, legal, and human resources, as well as stock-based compensation expense for those same personnel. General and administrative costs also include professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense, non-income taxes, such as sales, use and other non-income related taxes.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(in millions)			(in millions)
Personnel and overhead	$30	$29	3%	$98	$85	15%
Professional service fees and other	10	13	(23%)	31	30	3%
Total general and administrative	$40	$42	(5%)	$129	$115	12%
% of revenue	8.7%	9.6%		10.2%	9.3%

General and administrative costs decreased $2 million and increased $14 million during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017. Personnel and overhead costs increased $1 million and $13 million during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017, primarily related to an increase in stock-based compensation of $2 million and $10 million, respectively, which was primarily as a result of equity awards granted to our CEO in November 2017. Professional service fees and other decreased $3 million during the three months ended September 30, 2018, when compared to the same period in 2017, primarily due to a decrease in bad debt expense and outside consulting costs.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, our corporate headquarters building and amortization of capitalized software and website development costs.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Depreciation	$20	$19	$61	$57
% of revenue	4.4%	4.3%	4.8%	4.6%

Depreciation expense increased $1 million and $4 million during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017, primarily due to an increase in amortization related to capitalized software and website development costs.

Amortization of Intangible Assets

Amortization consists of the amortization of purchased definite-lived intangibles.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Amortization of intangible assets	$8	$8	$24	$25
% of revenue	1.7%	1.8%	1.9%	2.0%

Amortization of intangible assets remained flat during both the three and nine months ended September 30, 2018, when compared to the same periods in 2017.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Interest expense	$(4)	$(4)	$(10)	$(11)

Interest expense remained relatively flat during both the three and nine months ended September 30, 2018, when compared to the same periods in 2017.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned from our money market funds and marketable securities, amortization of discounts and premiums on our marketable securities, net foreign exchange gains and losses, and gains and losses on sales of our marketable securities.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Interest income and other, net	$2	$-	$-	$3

Interest income and other, net increased $2 million during the three months ended September 30, 2018, when compared to the same period in 2017, primarily due to the increase in interest income earned from our money market funds, partially offset by a net increase in transaction losses as a result of the fluctuation of foreign exchange rates. Interest income and other, net decreased $3 million during the nine months ended September 30, 2018, when compared to the same period in 2017, primarily due to a net increase in transaction losses as a result of the fluctuation of foreign exchange rates, partially offset by an increase in interest income earned from our money market funds. In addition, a loss related to one of our cost-method investments of $2 million was incurred during the three and nine months ended September 30, 2017, which did not reoccur in 2018.

Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Provision for income taxes	$18	$13	$45	$42
Effective tax rate	20.7%	34.2%	30.0%	39.3%

Our effective tax rate for the three and nine months ended September 30, 2018 was 20.7% and 30.0%, respectively. Our effective tax rate for the three and nine months ended September 30, 2017 was 34.2% and 39.3%, respectively. For the three months ended September 30, 2018, the effective tax rate was lower than the federal statutory rate primarily due to a release of valuation allowances on certain foreign deferred tax assets. For the nine months ended September 30, 2018, the effective tax rate was greater than the federal statutory rate primarily due to other foreign valuation allowances and the income tax effects of the accounting for stock-based compensation. The change in the effective tax rate for the three and nine months ended September 30, 2018 when compared to the same periods in 2017 was primarily due to the rate reduction from the enactment of the 2017 Tax Act. Refer to “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in millions)
Net income	$69	$25	$105	$65
Add: Provision for income taxes	18	13	45	42
Add: Other expense (income), net	2	4	10	8
Add: Stock-based compensation	29	26	90	72
Add: Amortization of intangible assets	8	8	24	25
Add: Depreciation	20	19	61	57
Adjusted EBITDA	$146	$95	$335	$269

Related Party Transactions

For information on our relationship with Liberty TripAdvisor Holdings, Inc., refer to “Note 11: Related Party Transactions” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q. We had no related party transactions with LTRIP during the three and nine months ended September 30, 2018 and 2017.

Stock-Based Compensation

Refer to “Note 5: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 632,114 service-based stock options with a weighted average grant-date fair value per option of $17.72, 3,263,455 service-based RSUs with a weighted average grant-date fair value of $42.19, and 71,425 MSUs with a weighted average grant-date fair value of $59.40 during the nine months ended September 30, 2018.

Liquidity and Capital Resources

The following section explains how we have generated and used our cash during the nine months ended September 30, 2018, describes our current capital resources and discusses our future known financial commitments.

Our principal source of liquidity is cash flows generated from operations, although liquidity needs can also be met through drawdowns under our 2015 Credit Facility and Chinese Credit Facilities. As of September 30, 2018 and December 31, 2017, we had $663 million and $735 million, respectively, of cash, cash equivalents, and short-term and long-term available-for-sale marketable debt securities. As of September 30, 2018 approximately $280 million of our cash and cash equivalents was held by our subsidiaries outside the United States, with the majority in the United Kingdom. As of September 30, 2018, the majority of total cash on hand was denominated in U.S. dollars. Cumulative undistributed earnings of foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled approximately $616 million as of September 30, 2018. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. To date, we have permanently reinvested our foreign earnings outside of the United States and we currently do not intend to repatriate these earnings to fund U.S. operations. The amount of any unrecognized deferred income tax on this temporary difference is not material.

During the nine months ended September 30, 2018, we borrowed an additional $5 million and repaid $235 million of outstanding borrowings under the 2015 Credit Facility. This net repayment was primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the three months ended March 31, 2018. As of September 30, 2018, we had no outstanding borrowings and approximately $1.2 billion of borrowing capacity available under our 2015 Credit Facility. During the nine months ended September 30, 2018, we borrowed an additional $2 million and repaid in full the outstanding borrowings under our Chinese Credit Facilities of $10 million. As of September 30, 2018, we had no outstanding borrowings and approximately $40 million of borrowing capacity available under our Chinese Credit Facilities. For further discussion on our credit facilities refer to “Note 7: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

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

On January 31, 2018, our Board of Directors authorized the repurchase of up to $250 million of our shares of common stock under a share repurchase program. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. This share repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. During the nine months ended September 30, 2018, we repurchased 2,582,198 shares of our outstanding common stock at an aggregate cost of $100 million. As of September 30, 2018, we had a remaining $150 million available to repurchase shares of our common stock under the share repurchase program.

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

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
	2018	2017
	(in millions)
Net cash provided by (used in):
Operating activities	$374	$220
Investing activities	(18)	64
Financing activities	(354)	(163)

Operating Activities

For the nine months ended September 30, 2018, net cash provided by operating activities increased by $154 million or 70% when compared to the same period in 2017, primarily due to an increase in working capital movements of $84 million, and an increase in net income of $40 million coupled with non-cash items which increased by $30 million, with the majority related to an increase in stock-based compensation expense of $18 million. The increase in working capital movements of $84 million was primarily due to timing of receipt of customer receivables and timing of vendor payments and income tax payments, partially offset by the timing of payments of our deferred merchant payables.

Investing Activities

For the nine months ended September 30, 2018, net cash provided by investing activities decreased by $82 million when compared to the same period in 2017, primarily due to a net decrease in cash generated from the purchases, sales and maturities of our marketable securities of $51 million, cash paid for acquisitions and other investments of $24 million and other investing activities of $12 million during the nine months ended September 30, 2018, partially offset by a decrease in capital expenditures of $5 million.

Financing Activities

For the nine months ended September 30, 2018, net cash used in financing activities increased by $191 million when compared to the same period in 2017, primarily due to a net repayment on our 2015 Credit Facility of $230 million during the nine months ended September 30, 2018, as compared to net borrowings of $172 million during the nine months ended September 30, 2017, and a net repayment of our Chinese Credit Facilities of $8 million during the nine months ended September 30, 2018, partially offset by a decrease in cash used to purchase shares of our common stock under our share repurchase program of $150 million during the nine months ended September 30, 2018, when compared to the same periods in 2017, as well as the repayment of our 2016 Credit Facility borrowings of $73 million during the nine months ended September 30, 2017, which did not reoccur in 2018.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2017. As of September 30, 2018, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our contractual obligations and commercial commitments.

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

On December 22, 2017, the 2017 Tax Act was signed into United States tax law. The legislation significantly changed U.S. tax law by, among other provisions, lowering corporate income tax rates, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The 2017 Tax Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, which was effective January 1, 2018. This legislation is resulting in additional uncertainty in our income tax liability, as we obtain additional data to comply with new provisions and as the IRS issues new guidance interpreting the legal changes.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010, and short-period 2011 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the short-period 2011, 2012 and 2013 tax years and have commenced an employment tax audit with the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of September 30, 2018, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

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

There has been no material change in our market risk profile during the nine months ended September 30, 2018.  For additional information, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to continue to increase visitors to our websites and mobile applications, to cost-effectively convert these visitors into revenue-generating users and to continue to engage our users, our revenue, financial results and business could be harmed.

Our long term success depends on our continued ability to increase the overall number of visitors flowing through our platforms in a cost effective manner, to convert those visitors into regular users and then to continue to engage those users throughout the travel planning, booking and trip-taking phases. The primary asset that we use to attract visitors to our websites and convert these visitors into engaged users and bookers is our ability to collect or create, organize and distribute high-quality, commercially valuable content and products that meet users’ specific interests. Our traffic and user engagement could be adversely affected by a number of factors, including but not limited to increased competition, reduced consumer awareness of our brands, inability to provide inventory or supply to our users, declines or inefficiencies in traffic acquisition, and macroeconomic conditions. Certain of our competitors have advertising campaigns expressly designed to drive consumer traffic directly to their websites, and these campaigns may negatively impact traffic to our site. There can be no assurances that we will continue to provide content and products in a manner that meets rapidly changing consumer demand that encourages users to book on our platform and that is cost-effective. Any failure to obtain and manage content and products in a cost-effective manner that will engage users, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to our websites and negatively impact our business and financial performance.

We rely on internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with our products.  If links to our website and applications are not displayed prominently, traffic to our platform could decline and our business would be negatively affected.

We rely heavily on internet search engines, such as Google, to generate a significant amount of traffic to our websites, principally through the purchase of travel-related keywords (what is also known as search engine marketing, or SEM) as well as through free, or organic, search (what is also known as search engine optimization, or SEO). The number of users we attract from search engines to our platform is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our control and may change frequently. Search engines frequently update and change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in organic search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our partners, or if competitive dynamics impact the cost or effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected. Furthermore, our failure to successfully manage our SEO and SEM strategies could result in a substantial decrease in traffic to our websites, as well as increased costs if we were to replace free traffic with paid traffic.

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

We derive a substantial portion of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based and subscription-based advertising. We enter into master advertising contracts with our advertising partners; however, the agreement terms are generally limited to legal matters, with campaign details governed by insertion orders, and most of these contracts can be terminated by our partners at will or on short notice. Our ability to grow advertising revenue with our existing or new advertising partners is dependent in large part on our ability to generate revenue for them relative to other alternatives. Advertisers will not continue to do business with us if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis. Our ability to provide value to our advertising partners depends on a number of factors, including acceptance of online advertising versus more traditional or more effective forms of advertising, competitiveness of our products, traffic quality, perception of our platform, availability and accuracy of analytics and measurement solutions to demonstrate our value, and macroeconomic conditions, whether in the advertising industry generally, among specific types of marketers or within particular geographies. We cannot guarantee that our current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with us.

In addition, advertising revenue could be impacted by a number of other factors, including, but not limited to, the following:

•	Our inability to increase or maintain user engagement, including time spent on our platform;
•	Our inability to increase or maintain the quantity and quality of ads shown to users, including as a result of technical infrastructure constraints;
•	The development of technologies that can block the display of our ads or block our ad measurement tools, particularly for advertising displayed on tablets and/or on mobile platforms;
•

The effectiveness of our ad targeting or degree to which users opt out of certain types of ad targeting, including as a result of product changes or controls that may be implemented in connection with GDPR or other regulation or regulatory action;

•

Adverse government actions or legal developments relating to advertising, including legislative and regulatory developments and developments in litigation that limit our ability to deliver or target advertising, particularly in mobile devices; and

•	The impact of macroeconomic conditions, whether in the advertising industry in general or among special types of marketers or within particularly geographies.

The occurrence of any of these or other factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, or cause marketers to stop advertising with us altogether, either of which would negatively affect our revenue and financial results.

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

We strive to create the best experience for our users, providing them with the information, products and tools to enable them to plan, book, and experience the perfect trip. We believe that in doing so we will increase our rates of conversion, our revenue per hotel shopper and, ultimately, our financial performance over the long-term. We have taken actions in the past and may continue to make decisions in the future that have the effect of reducing our short-term revenue or profitability if we believe that the decisions benefit the overall user experience. For example, we may introduce changes to existing products or new products that decrease rates of conversion but increases revenue per hotel shopper. In addition, our approach of putting users first may negatively impact our relationship with existing or prospective advertisers. These actions and practices could result in a loss of advertisers, which in turn could harm our results of operations. The short-term reductions in revenue or profitability could be more severe than we anticipate or these decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with users and advertisers, and our business and results of operations could be harmed. In addition, if new or enhanced products fail to engage users or if we are unsuccessful in our effort to monetize these initiatives, we may fail to generate sufficient revenue, operating margin or other value to justify our investments, in which case our business and results of operations would be adversely affected.

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

The number of people who access the internet through mobile phones continues to increase and we anticipate that the rate of use of these devices will continue to grow. A significant percentage of our traffic comes from users accessing our sites on mobile phones and we expect this percentage to continue to increase.  In order to attract and retain engaged users of our mobile platform, the mobile products and services we introduce must be compelling.  In addition, the mobile phones continue to monetize at a significantly lower rate than desktops and tablets and advertising opportunities are more limited on mobile phone devices. Given device sizes and technical limitations of these devices, mobile phone consumers may not be willing to download multiple applications from multiple companies providing similar service and instead prefer to use one or a limited number of applications for their hotel, restaurant and experiences activity. In addition, as new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize.

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

We depend on the use of sophisticated information technologies and systems for, among other things, website and mobile applications, supplier connectivity, communications, reservations, payment processing, procurement, customer service and fraud prevention. Our future success depends on our ability to continuously improve and upgrade our systems and infrastructure to meet rapidly evolving consumer trends and demands while at the same time maintaining the reliability and integrity of our systems and infrastructure. We may not be able to maintain or replace our existing systems or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. We may not be successful, or as successful as our competitors, in developing technologies and systems that operate effectively across multiple devices and platforms in a way that is appealing to our users.

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

In addition, we are subject to GDPR, a new data protection legal framework adopted by the European Union that is intended to protect the privacy and security of personal data, including credit card information. There are a number of proposals for data privacy laws pending or proposed in other jurisdictions, including at both the state and federal level of the United States.   Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our business operations. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to users or other third parties, or privacy-related legal obligations, may result in governmental enforcement actions, litigation or public statements that could harm our reputation and cause our customers and members to lose trust in us, which could have an adverse effect on our business, brand, market share and results of operations.

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

Our reputation and ability to attract, retain and service our users and partners is dependent upon the reliable performance and security of our computer systems and those of third parties we utilize in our operations. In the past, we have experienced cyberattacks, such as computer viruses, security intrusions, “denial-of-service” or “bot” type attacks that have made portions of our websites unavailable for short periods of time as well as allowed unauthorized access of our systems and data. Significant interruptions, outages, delays or security breaches in internal systems or systems of third parties that we rely upon, could impair our ability to process transactions or display content and significantly harm our business. A party, whether internal or external, that is able to circumvent our security systems could misappropriate user information or proprietary information or cause significant interruptions in our operations. We also face risks associated with security breaches affecting third parties conducting business over the internet. Much of our business is conducted with third party marketing affiliates or, more recently, through business partners powering our instant booking feature. A security breach at such third party could be perceived by consumers as a security breach of our systems and could result in negative publicity or damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such incidents may also result in a decline in our active user base or engagement levels.  Finally, failure of such third parties to comply with applicable disclosure requirements could expose us to liability.

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

We offer short-term and vacation rental services on our TripAdvisor-branded sites as well as through our Rentals offering. The short-term and vacation rental market has been and continues to be, subject to regulatory development globally that affects the industry and the ability of companies like us to list these rental properties online. For example, some states and local jurisdictions, both domestically and internationally, have adopted, or are considering adopting, statutes or ordinances that prohibit property owners and managers from renting certain properties for fewer than 30 consecutive days or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations. Some states and local jurisdictions also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term rentals. Many of the fundamental statutes and ordinances that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could burden property owners and managers or otherwise harm our business. Operating in this dynamic regulatory environment requires significant management attention and financial resources. We cannot assure that our efforts will be successful, and the investment and additional resources required to manage growth will produce the desired levels of revenue or profitability.

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

At September 30, 2018, there was no outstanding long-term debt. However, we continue to have existing credit facilities from which we can borrow significant amounts; as such, we are still subject to risks relating to our indebtedness that include:

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

Additionally, we continue to accumulate positive cash flow in foreign jurisdictions, which we consider indefinitely reinvested, although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Any repatriation of funds currently held in foreign jurisdictions may result in withholding taxes and state taxes.

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

In July 2015, the United States Tax Court issued an opinion favorable to Altera Corporation, accepting Altera’s position of excluding stock-based compensation from its intercompany cost-sharing arrangement. The IRS subsequently appealed the Court decision on February 19, 2016.  On July 24, 2018, the IRS won an appeals court case at the Ninth Circuit, however, on August 7, 2018, the Ninth Circuit withdrew its decision regarding Altera and the case will be reheard. While we have recorded an income tax benefit based on the Court’s 2015 opinion, we may be required to reverse the income tax benefit if an unfavorable opinion is issued by the Court when the case is reheard.

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

Our financial results will fluctuate from quarter to quarter and are difficult to predict.

Our quarterly financial results have fluctuated in the past and will likely fluctuate in the future.  Additionally, we have limited operating history with the current scale of our business, which means it is difficult to forecast our financial results.  As a result, you should not rely upon our quarterly financial results as indicators of future performance.  Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	Our ability to maintain and grow our user base and to increase user engagement;
•	Increase in marketing, sales and other operation expenses that we will incur to grow and expand our operations and to remain competitive;
•	Fluctuations in the marketing spend of our advertising partners due to seasonality, episodic global or regional events or other factors;
•	The pricing of our ads and other products;
•	User behavior or product changes that may reduce traffic to features or products that we successfully monetize;
•	System failure or outages, which would prevent us from serving ads for any period of time;

•	Breaches of security or privacy and the costs associated with any such breaches and remediation;
•	Fees paid to third parties for content or promotion of our products and services;
•	Adverse litigation judgements, settlement or other litigation related costs;
•	Changes in the legislative or regulatory environment, including with respect to privacy and data protection, or engagement by government regulators, including final orders or consent decrees;
•	The impact of changes in tax laws, which are recorded in the period enacted and may significantly affect our effective tax rates;
•	Tax obligations that may arise from resolutions of tax examinations, including the examinations we are currently under; that may materially differ from the amounts we have anticipated;
•	Fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	Changes in U.S. generally accepted accounting principles; and
•	Changes in global business and macroeconomic conditions.

Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress our stock price.

For the nine months ended September 30, 2018, the average daily trading volume of our common stock on NASDAQ was approximately 2.6 million shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of the common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If LTRIP or some other stockholder sells substantial amounts of our common stock in the public market, or if there is a perception in the public market that LTRIP might sell shares of our common stock, the market price of our common stock could decrease significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2018, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

We did not repurchase any shares of our common stock during the three months ended September 30, 2018. As of September 30, 2018, we have repurchased a total of 2,582,198 shares of outstanding common stock under the share repurchase program for an aggregate cost of $100 million, or an average price of $38.73 per share, exclusive of fees and commissions.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.
By:	/s/ Ernst Teunissen
Ernst Teunissen
Chief Financial Officer

By:	/s/ Noel Watson
Noel Watson
Chief Accounting Officer

November 7, 2018