Form 10-K
period 2018-12-31
TripAdvisor, Inc.
filed 2019-02-22
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,775,119,721 based on the closing price on The NASDAQ Global Select Market on such date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at February 14, 2019
Common Stock, $0.001 par value per share	125,336,213 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2018. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

TripAdvisor is an online travel company and our mission is to help people around the world to plan, book and experience the perfect trip. We seek to achieve our mission by providing consumers and travel partners a global platform with rich consumer-generated content, price comparison tools and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants.

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Our flagship brand, TripAdvisor, is the world’s largest travel site based on monthly unique visitors, which reached 490 million average monthly unique visitors during our seasonal peak during the year ended December 31, 2018, according to our internal log files.

Our TripAdvisor-branded websites include www.tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide. TripAdvisor features approximately 730 million reviews and opinions on approximately 8.1 million places to stay, places to eat and things to do – including 1.3 million hotels, inns, B&Bs and specialty lodging, 875,000 rental properties, 4.9 million restaurants and 1.0 million travel activities and experiences worldwide. We also enable consumers to compare prices and/or book a number of these travel experiences on either a TripAdvisor website or mobile application (“app”), or on the website or mobile app of one of our travel partners.

In addition to the flagship TripAdvisor brand, we manage and operate the following other travel media brands, connected by the common goal of providing consumers the most comprehensive travel-planning and trip-taking resources in the travel industry: www.airfarewatchdog.com, www.bokun.io, www.bookingbuddy.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, and www.iens.nl), www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.vacationhomerentals.com, and www.viator.com.

Our Industry and Market Opportunity

We operate in the global travel industry, focusing exclusively on online travel and travel-related activity, and the online advertising market.

Phocuswright, an independent travel, tourism and hospitality research firm, estimates the annual global travel market at $1.7 trillion. Phocuswright also estimates online penetration of global travel bookings to be less than 50%. However, travel bookings have been moving online as consumers gain access to the internet and global tourism activity continues to increase, driven by middle class and economic growth. TripAdvisor, as an internet-enabled travel-focused business, allows consumers to research travel activity and share their experiences and opinions with a global audience. As consumer online travel media consumption and online travel commerce activity increases, we believe travel and travel-related businesses will continue to allocate greater percentages of their marketing budgets to online channels in order to grow their businesses. We believe this creates a significant long-term growth opportunity for our business.

Our Business Model

Our businesses match demand, or consumers that seek to discover, research, price compare and book the best travel experiences online with supply from travel partners around the world that provide travel accommodations and experiences.

Consumer Offerings

TripAdvisor enables consumers to plan, book and experience the perfect trip by providing content, supply, price, and convenience. Content and supply has enabled TripAdvisor to become a well-known global brand, one that has attracted the world’s largest travel audience, based on average monthly unique visitors, and influences a significant amount of travel commerce. We are focused on creating the best online experience in travel planning and booking, making it easier for consumers to research destinations and experiences, read and contribute user-generated content, compare destinations and businesses based on quality, price and availability, and complete bookings powered by our travel partners.

Travel Partners

Our portfolio of travel-related websites enables our travel partners to be discovered, to advertise and to sell their services to a global travel audience. Travel partners may include hotel chains, independent hoteliers, online travel agencies, or OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers—who seek to market and sell their products and services to a global audience. We enable media advertising opportunities – and in some cases, facilitate transactions between consumers and travel partners in a number of ways, including by sending referrals to our travel partners’ websites, facilitating bookings on behalf of our travel partners, by serving as the merchant of record – particularly in our Experiences and Rentals offerings – and by offering advertising placements on our websites and mobile apps.

Segments and Products

We manage our business in two reportable segments: Hotel and Non-Hotel. Our Non-Hotel reportable segment consists of our Experiences, Restaurants and Rentals offerings. During the first quarter of 2018, we renamed Attractions as “Experiences” and Vacation Rentals as “Rentals.” These changes had no impact on the composition of our segments or on any financial information. These segments have been determined based on how the chief operating decision maker regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources. Financial information and additional descriptive information related to our segments is contained in “Note 18: Segment and Geographic Information” and “Note 4: Revenue Recognition,” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K.

The Hotel segment accounted for 72%, 77%, and 80%, of our consolidated revenue in the years ended December 31, 2018, 2017 and 2016, respectively, and includes revenue generated from the following sources:

•

TripAdvisor-branded Click-based and Transaction Revenue. Our largest source of Hotel segment revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant links to our travel partners’ sites. Our click-based travel partners are predominantly OTAs and direct suppliers in the hotel category. Click-based advertising is generally priced on a cost-per-click, or “CPC” basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates that our travel partners pay are determined in a dynamic, competitive auction process, also known as our metasearch auction. Transaction revenue is generated from our hotel instant booking feature, which enables hotel shoppers to book directly on TripAdvisor through a travel partner, with the latter serving as the merchant of record for the transaction. We earn a pre-determined commission rate from our travel partners for each consumer that completes a hotel reservation on our website or app.

•

TripAdvisor-branded Display-based Advertising and Subscription Revenue. Travel partners can promote their brands in a contextually-relevant manner through a variety of display-based advertising placements on our websites. Our display-based advertising clients are predominantly direct suppliers of hotels, air travel and cruises, as well as destination marketing organizations. Other display clients include OTAs and other travel-related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or CPM, basis. We also offer subscription-based advertising to hoteliers, owners of B&Bs and other specialty lodging properties, enabling subscribers to advertise their businesses on our website, as well as manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less.

•	Other Hotel Revenue. Our other Hotel revenue primarily includes revenue from non-TripAdvisor-branded websites, such as www.bookingbuddy.com, www.cruisecritic.com, www.onetime.com, and

www.smartertravel.com, which primarily includes click-based advertising and display-based advertising revenue sources, as described above.

Non-Hotel offerings – Experiences, Restaurants and Rentals – have comprised an increasing percentage of consumer demand and consolidated revenue. Our Non-Hotel reportable segment accounted for 28%, 23%, and 20% of our consolidated revenue in the years ended December 31, 2018, 2017 and 2016, respectively, and includes revenue generated from the following sources:

•

Experiences. We provide information and services for consumers to research, book and travel activities and experiences in popular travel destinations both through Viator, our dedicated Experiences offering, and on our TripAdvisor website and app. We also power travel activities and experience booking capabilities to consumers on affiliate partner websites, including some of the world’s top airlines, hotel chains and online and offline travel agencies. We work with local tour or travel activities/experiences operators (the “supplier”) to provide consumers with access to tours, activities and experiences (the “activity”) in popular destinations worldwide. We generate commissions for each booking transaction we facilitate through our online reservation system. To a lesser extent, we earn commissions from third-party merchant partners, which display and promote our supplier activities on their websites to generate bookings.

•

Restaurants. We provide information and services for consumers to research and book restaurants in popular travel destinations through our dedicated restaurant reservations offering, TheFork, and on our TripAdvisor websites and mobile apps. TheFork is an online restaurant booking platform operating on a number of websites (including www.lafourchette.com, www.eltenedor.com, and www.iens.nl), with a network of restaurant partners located primarily across Europe and Australia. Our bookable restaurants are available on www.thefork.com and on TripAdvisor-branded websites and mobile apps. We primarily generate transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system. To a lesser extent, we also generate subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services and marketing analytic tools provided by TheFork and TripAdvisor.

•

Rentals. We provide information and services for consumers to research and book vacation and short-term rental properties, including full home rentals, condominiums, villas, beach rentals, cabins and cottages. Our Rentals offering generates revenue primarily by offering individual property owners and managers the ability to list their properties on our websites and mobile apps thereby connecting homeowners with travelers through a free-to-list, commission-based option or, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, www.vacationhomerentals.com, and on our TripAdvisor-branded websites and mobile apps.

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, advertising investments made by travel partners to market to potential travelers and, therefore, our revenue and profits tend to be seasonal as well. Our financial performance tends to be seasonally highest in the second and third quarters of a year, as it is a key period for leisure travel research and trip-taking, which includes the seasonal peak in traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters which represent seasonal low points. Further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

Our Long-Term Growth Strategy

Our mission is to help people around the world plan, book and experience the perfect trip. We seek to deliver on this mission by: increasing and leveraging our rich, user-generated content and global brand to attract consumers to our websites and mobile apps; delivering the best consumer experience throughout all phases of the travel journey from inspiration and travel-planning to trip-taking and sharing the experience; deepening our relationships with travel partners by providing them an array of advertising opportunities to generate qualified leads, or hotel shoppers we pass along to travel partners; and investing in technology, product development, marketing and other strategic areas that we believe can improve the TripAdvisor experience and improve our long-term business prospects.

•

Drive consumer engagement with our platform. TripAdvisor is a globally-recognized travel brand built on travel reviews and travel research. A large, global travel audience leverages TripAdvisor’s rich content to discover, plan, and book travel experiences. We seek to further amplify our global brand by raising consumer awareness for – and engagement with – our end-to-end product offerings, such as the ability to seamlessly research, price compare, book and share travel experiences on our platform. We believe building deeper, more durable consumer relationships can attract more consumers more frequently to our products, either directly to our websites and mobile apps or through various online and offline marketing channels, and that these consumers will then become qualified leads that we can provide to our partners. These channels include search engines through search engine optimization, or SEO, and search engine marketing, or SEM, retargeting and television, or brand advertising.

•

Deliver the best consumer experience possible on our platform. We believe delivering consumers a more holistic, end-to-end product experience is critically important for the long-term health of our business. We have invested – and will continue to invest – in product enhancements that ensure TripAdvisor gives consumers an assistive experience throughout all phases of the travel journey – from inspiration and discovery, to researching, price shopping and booking, to finding and booking things to do and places to eat, to sharing.

•

Deepen relationships with our travel partners. Our large, global audience makes it an attractive platform for listing and advertising opportunities that helps generate impressions, brand awareness, qualified leads and bookings for travel partners. We believe that growing the number of listings and bookable supply, especially in our in-destination Experiences and Restaurants offerings, enables consumers not only to find and book the perfect trip, but also enables partners to drive transactions for their business. We also provide business-to-business services – including subscription-based advertising services, such as TripAdvisor’s Business Advantage for hoteliers and Premium for Restaurants, which are advertising opportunities and marketing analytics tools – that are designed to help our partners attract customers, more effectively manage their presence on TripAdvisor, and grow their business.

•

Invest in technology and product. We prioritize rapid product-testing and speed to market as we seek to deliver consumers a richer experience. We launch new product features on our websites and mobile apps on a regular product release cycle. Also, during the year ended December 31, 2018, more than half of our average monthly unique visitors came from mobile phones, according to our log files. We have invested – and will continue to invest – to improve the features, functionality, consumer engagement, and commercialization of our offerings on all devices to meet, and hopefully, exceed, evolving consumer needs and expectations.

Marketing and Competition

We compete in a large, dynamic and competitive global travel industry. We face competition for content, consumers, and advertisers from other online travel and price comparison services (known in the industry as “metasearch”), as well as OTAs. In order to favorably attract consumers to our websites and mobile apps, we invest to amplify our global brand and raise consumer awareness of, and engagement with, our end-to-end product offerings. We invest through various marketing channels, including domain direct and various online and offline marketing channels, including online search engines (primarily Google), social media, emails and in more recent years, through television brand advertising. The relative success of our marketing strategy can be influenced by changes that we, our partners, or our competitors make to our respective products and marketing strategies. During 2018, our total advertising expense was approximately $544 million, primarily driven by investments in online search engines, and to a lesser extent, investments in offline marketing channels, which was primarily television advertising. We intend to continue to promote brand awareness through both online and offline advertising efforts.

We compete with different types of companies in the various markets and geographies in which we operate, including large and small companies in the travel space as well as broader service providers. More specifically:

•	In our Hotel segment, we face competition from, and in some cases partner with, the following businesses: OTAs (including Expedia Group, Inc., or Expedia, and Booking Holdings Inc., or Booking,

and many of their respective subsidiaries and operating companies); hotel metasearch providers (including trivago, a subsidiary of Expedia, Kayak and HotelsCombined, subsidiaries of Booking, and Ctrip.com International, Ltd); large online search, social media, and marketplace platforms and companies (including Google, Facebook, Microsoft’s Bing, Yahoo, Baidu, Alibaba, and Amazon); and traditional offline travel agencies; and global hotel chains seeking to promote direct bookings.

•

In our Non-Hotel segment, Experiences competes with online travel agencies, such as Airbnb, Booking, and GetYourGuide; traditional travel agencies; online travel service providers; and wholesalers, among others. Our Restaurants offering competes with other online restaurant reservation services, such as SeatMe (owned by Yelp) and OpenTable (a subsidiary of Booking), and local or regional providers. Our Rentals offering competes with companies focused on alternative lodging and shared accommodations and online accommodation searches, including Airbnb, HomeAway (a subsidiary of Expedia) and Booking.com (a subsidiary of Booking).

As the industry continues to shift towards online travel services and the technology supporting it continues to evolve, we anticipate that the existing competitive landscape will continue to change, new competitors may emerge, and industry consolidation may continue.

Commercial Relationships

We have a number of commercial relationships that are important to the success of our business. Although these relationships are memorialized in agreements, many of these agreements are for limited terms or are terminable at will or on short notice. As a result, we seek to ensure the mutual success of these relationships.

We have commercial relationships with the majority of the world’s leading OTAs, as well as a variety of other travel partners pursuant to which these companies primarily purchase traveler leads from us, generally on a click-based advertising basis. For the years ended December 31, 2018, 2017 and 2016 our two most significant travel partners were Expedia (and its subsidiaries) and Booking (and its subsidiaries), each of which accounted for more than 10% of our consolidated revenue and together accounted for approximately 37%, 43% and 46% of our consolidated revenue, respectively. Nearly all of this concentration of revenue is recorded in our Hotel segment for these reporting periods.

Operations and Technology

We have assembled a team of highly skilled software engineers, computer scientists, data scientists, network engineers and systems engineers whose expertise spans a broad range of technical areas, including a wide variety of open source operating systems, databases, languages, analytics, networking, scalable web architecture, operations and warehousing technologies. We make significant investments in product and feature development, data management, personalization technologies, scalable infrastructures, networking, data warehousing, and search engine technologies.

Our systems infrastructure and web and database servers for TripAdvisor-branded websites are housed at two geographically separate facilities and have multiple communication links as well as continuous monitoring and engineering support. Each facility is fully self-sufficient and operational with its own hardware, networking, software and content, and is structured in an active/passive, fully redundant configuration. Substantially all of our software components, data, and content are replicated in multiple datacenters and development centers, as well as being backed up at offsite locations. Our systems are monitored and protected though multiple layers of security. Several of our individual subsidiaries and businesses, including Viator, have their own data infrastructure and technology teams.

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

We protect our intellectual property by relying on our terms of use, confidentiality agreements and contractual provisions, as well as on international, national, federal, state and common law rights. We protect our brands by pursuing the trademark registration of our core brands, as appropriate, maintaining our trademark portfolio, securing contractual trademark rights protection when appropriate, and relying on common law trademark rights when appropriate. We also register copyrights and domain names as deemed appropriate. Additionally, we protect our trademarks, domain names and copyrights with the use of intellectual property licenses and an enforcement program.

We have considered, and will continue to consider, the appropriateness of filing for patents to protect future inventions, as circumstances may warrant. However, many patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by us.

In connection with our copyrightable content, we post and institute procedures under the U.S. Digital Millennium Copyright Act and similar “host privilege” statutes worldwide to gain immunity from copyright liability for photographs, text and other content loaded on our sites by users.  However, differences between statutes, limitations on immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to claim immunity.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement by us of the trademarks, copyrights, patents, and other intellectual property rights of third parties.  In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others.  Any such litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

Regulation

We are subject to a number of laws and regulations that affect companies conducting business on the internet and relating to the travel industry, the vacation rental industry and the provision of travel services.  As we continue to expand the reach of our brands into additional international markets, we are increasingly subject to additional laws and regulations.  This includes laws and regulations regarding, among other matters, consumer privacy, libel, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, consumer protection, taxation, online payment services, competition and protection of minors. These laws and regulations are constantly evolving and can be subject to significant change. Many of these laws and regulations are being tested in courts, and could be interpreted by regulators and courts in ways that could harm our business. In addition, the application and interpretation of these laws and regulations is often uncertain, particularly in the new and rapidly-evolving industry in which we operate.

In addition, we provide advertising data and information and conduct marketing activities that are subject to consumer protection laws that regulate unfair and deceptive practices, domestically and internationally, including, in some countries, pricing display requirements, licensing and registration requirements and industry specific value-added tax regimes. The United States and European Union have adopted legislation that regulates certain aspects of the internet, including online editorial and user-generated content, data privacy, behavioral targeting and online advertising, taxation, and liability for third-party activities. It is impossible to accurately predict how this new legislation will be interpreted and applied or whether new taxes or regulations will be imposed on our services, and whether or how we might be affected. Increased regulation of the internet could increase the cost of doing business or otherwise materially adversely affect our business, financial condition or operational results.

We are subject to laws that require protection of user privacy and user data.  As our business has evolved, we have begun to receive and store a greater volume of personally identifiable data.  This data is increasingly subject to laws and regulations in numerous jurisdictions around the world.  For example, the European Union, in May 2018, adopted the General Data Protection Regulation, or GDPR, which requires companies, including ours, to meet enhanced requirements regarding the handling of personal data. The enactment, interpretation and application of this law is still in a state of flux, and the interpretation and application of GDPR may vary from country to country.   In addition, similar laws are currently under discussion in other jurisdictions.

Also, on June 23, 2016, the United Kingdom passed a referendum to exit the European Union, known as Brexit.  Since the terms of the United Kingdom’s exit from the European Union are uncertain, we are unable to predict the effect Brexit will have on our business and results of operations; however, we will likely face new regulatory costs and challenges if the U.K. regulations diverge from those of the European Union.

Corporate History, Equity Ownership and Voting Control

TripAdvisor was co-founded in February 2000 by Stephen Kaufer, our current Chief Executive Officer and President. In April 2004, TripAdvisor was acquired by IAC/InterActiveCorp, or IAC. In August 2005, IAC spun-off its portfolio of travel brands, including TripAdvisor, into Expedia, at the time a separate newly-formed Delaware corporation. On December 20, 2011 Expedia completed a spin-off of TripAdvisor into a separate publicly-traded Delaware corporation. We refer to this second spin-off transaction as the “Spin-Off.” Following the Spin-Off, on December 21, 2011, TripAdvisor began trading on The NASDAQ Global Select Market, or NASDAQ, as an independent public company under the trading symbol “TRIP.”

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

As a result of these transactions, as of December 31, 2018, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 14.5% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.5% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.7% of our voting power.

Employees

As of December 31, 2018, we had 3,366 employees. Of these employees, approximately half of these employees were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

Additional Information

We maintain a corporate website at ir.tripadvisor.com. Except as explicitly noted, the information on our website, as well as the websites of our various brands and businesses, is not incorporated by reference in this Annual Report on Form 10-K, or in any other filings with, or in any information furnished or submitted to, the SEC.

On our Investor Relations website (http://ir.tripadvisor.com/investor-relations), we provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports free of charge.  These reports are available on our website as soon as reasonably practicable after we electronically file or furnish these reports to the SEC or publish through press releases, public conference calls and certain webcasts. All documents filed electronically with the SEC (including reports, proxy and information statements and other information) are also available at www.sec.gov. Investors and others should be aware that we use our investor relations website (http://ir.tripadvisor.com/investor-relations) to announce material financial information to our investors as well as communicate with the public about our company, our results of operations and other information.

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

Risks Related to Our Business and Industry

If we are unable to continue to increase visitors to our websites and mobile apps, to cost-effectively convert these visitors into revenue-generating users and to continue to engage our users, our revenue, financial results and business could be harmed.

Our long term success depends on our continued ability to increase the overall number of visitors flowing through our platforms in a cost-effective manner, to convert those visitors into consumers and then to continue to engage those consumers throughout the travel planning, booking and trip-taking phases. Our traffic and user engagement could be adversely affected by a number of factors, including but not limited to, increased competition; inability to provide quality content, inventory or supply to our consumers; declines or inefficiencies in traffic acquisition; reduced awareness of our brands; and macroeconomic conditions. Certain of our competitors have advertising campaigns expressly designed to drive traffic directly to their websites, and these campaigns may negatively impact traffic to our site. We anticipate that traffic growth could decline over time, and potentially even decrease in certain periods, as our business matures, and that our success will become increasingly dependent on our ability to increase levels of user engagement on our platform. There can be no assurances that we will continue to provide content and products in a manner that meets rapidly changing demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage users, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to our websites and negatively impact our business and financial performance.

We rely on internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with our products.  If links to our websites and apps are not displayed prominently, traffic to our platform could decline and our business would be negatively affected.

We rely heavily on internet search engines, such as Google, to generate a significant amount of traffic to our websites, principally through the purchase of travel-related keywords (what is also known as search engine marketing, or SEM) as well as through free, or organic, search (what is also known as search engine optimization, or SEO). The number of consumers we attract from search engines to our platform is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our control and may change frequently. Search engines frequently update and change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our partners, or if competitive dynamics impact the cost or effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected. Furthermore, our failure to successfully manage our SEO and SEM strategies and/or other traffic acquisition strategies could result in a substantial decrease in traffic to our websites, as well as increased costs to the extent we replace free traffic with paid traffic.

In some instances, search and metasearch companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Google in particular is the most significant source of traffic to our website, accounting for a substantial portion of the visits to our websites and our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google.  Google frequently promotes its own competing products in its web search results, which has negatively impacted the search ranking of our website. Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.

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

We derive a substantial portion of our revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based and subscription-based advertising. We enter into advertising contracts with our advertising partners; however, the agreement terms are generally limited to legal matters, with campaign details and economics governed by insertion orders, and most of these contracts can be terminated by our partners at will or on short notice. Our ability to grow advertising revenue with our existing or new advertising partners is dependent in large part on our ability to generate revenue for them relative to other alternatives. Advertisers will not continue to do business with us if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis. Our ability to provide value to our advertising partners depends on a number of factors, including effectiveness of online advertising, competitiveness of our products, traffic quality, perception of our platform, availability and accuracy of analytics and measurement solutions to demonstrate our value, and macroeconomic conditions, whether in the advertising industry generally, among specific types of marketers or within particular geographies. We cannot guarantee that our current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with us.

In addition, advertising revenue could be impacted by a number of other factors, including, but not limited to, the following:

•	Our inability to increase or maintain user engagement, including time spent on our platform;
•	Our inability to increase or maintain the quantity and quality of ads shown to consumers, including as a result of technical infrastructure constraints;
•	The development of technologies that can block the display of our ads or block our ad measurement tools, particularly for advertising displayed on tablets and/or on mobile platforms;
•	The effectiveness of our ad targeting or degree to which consumers opt out of certain types of ad targeting;
•

Adverse government actions or legal developments relating to advertising, including legislative and regulatory developments and developments in litigation that limit our ability to deliver or target advertising, particularly in mobile devices; and

•	The impact of macroeconomic conditions, whether in the advertising industry in general or among special types of marketers or within particular geographies.

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

We derive a substantial portion of our revenue from a relatively small number of advertising partners and rely significantly on our relationships. For example, for the year ended December 31, 2018, our two most significant advertising partners, Expedia and Booking (and their subsidiaries), accounted for a combined 37% of total revenue. While we enter into master advertising contracts with our partners, as discussed above, most of these contracts can be terminated by our partners at will or on short notice. If any of our significant advertisers were to cease or significantly curtail advertising on our websites, we could experience a rapid decline in our revenue over a relatively short period of time which would have a material impact on our business.

Our business depends on a strong brand and any failure to maintain, protect and enhance our brand could hurt our ability to retain and expand our base of consumers and partners, as well as increase the frequency with which consumers utilize our products and services.

We believe that the strength of our brands (particularly the TripAdvisor brand) has contributed significantly to our success.  We also believe that maintaining, protecting and enhancing our brands is critical to expanding our base of consumers, increasing the frequency with which consumers utilize our solutions and attracting advertisers and business partners. Our ability to maintain and protect our brand depends, in part, on our ability to maintain consumer trust in our products and in the quality, integrity, reliability of usefulness of the user content and other information found on our platform. If consumers do not view our reviews to be useful and reliable, they may seek other sources to obtain the information they are looking for and may not return to our platform as often in the future, or at all.  This would negatively impact our ability to attract and retain consumers and partners and the frequency with which they use our platform.  We dedicate significant resources to these goals, primarily through our computer algorithms and teams of moderators that are focused on identifying inappropriate, unreliable or deceptive content.  We remove those types of content from our website and, in certain cases, take legal action against individuals or businesses that we believe have engaged in deceptive practices.

Media, legislative, or regulatory scrutiny of our decisions regarding user privacy, content, advertising, and other issues may adversely affect our reputation and brands. Negative publicity about our company, including our content, technology, business practices or strategic plans, could diminish our reputation and confidence in our brand, thereby negatively affecting the use of our products. For example, certain media outlets have alleged that we have improperly filtered or screened reviews, that we have not properly verified reviews, or that we manipulate reviews, ranking and ratings in favor of our advertisers against non-advertisers. We expend significant resources to ensure the integrity of our reviews and to ensure that the most relevant reviews are available to our consumers; we do not establish rankings and ratings in favor of our advertisers.  Nevertheless, our reputation and brand, the traffic to our platform and our business may suffer from negative publicity about our company or if consumers otherwise perceive that our content is manipulated or biased.  In addition, regulatory inquiries or investigations require management time and attention and could result in further negative publicity, regardless of their merits or ultimate outcomes.

In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product changes, competitive pressures, litigation or regulatory activity, could adversely affect our reputation with our consumers and our partners. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue.

We continue to invest significant time and effort towards educating users about our brand and our product offerings and there can be no assurances that these efforts will be successful.

In an effort to enhance our brand we invest significantly in brand marketing including, but not limited to, television advertising. We expect these investments to continue, and potentially even increase, as a result of a variety of factors, including relatively high levels of advertising spending by competitors, the increasing costs of supporting multiple brands, expansion into new geographies, product positioning where our brands are less well known, and the continued emergence and relative traffic share growth of search engines as destination sites for travelers. We expect to continue our television advertising campaign and to adjust our marketing efforts and spend among the different marketing channels, in each case as we think appropriate based on the relative growth opportunity, the expected returns and the competitive environment in the different segments and businesses in which we operate.

Such efforts may not maintain or enhance consumer awareness of our brands and, even if we are successful in our branding efforts, such efforts may not be cost-effective or as efficient as they have been historically. If we are unable to maintain or enhance consumer awareness of our brands or to generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance. In addition, there are no assurances that these actions will have a positive impact on our marketing efficiencies or operating margins or when the financial benefit expected to result from these efforts will exceed the costs of such efforts.  Furthermore, some of our current and potential competitors have access to significantly greater and more diverse resources than we do, and they may also be able to leverage other aspects of their businesses to enable them to compete more effectively with us.

Consumer use of platforms other than desktop computers creates new challenges.  If we are unable to operate effectively on these platforms or our products for such devices are not compelling, our business may be adversely affected.

The number of people who access the internet through devices other than desktop computers, including mobile phones, tablets, handheld computers, voice-assisted speakers, television set-top devices and automobiles, continues to increase.  We anticipate that the rate of use of these devices will continue to grow and that usage through desktop computers may continue to decline. The functionality and user experience associated with these alternative devices, such as a smaller screen size or lack of a screen, may make the use of our platform through such devices more difficult than through a desktop computer.  For example, mobile phone devices monetize at a significantly lower rate than desktops and advertising opportunities are more limited on these mobile devices. Additionally, consumer purchasing patterns differ on alternative devices.  For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance.  Mobile consumers may also be unwilling to download multiple apps from multiple companies providing similar services or contribute high quality content through such devices.  As a result, the consumer experience with mobile apps and brand recognition are likely to become increasingly important.  We expect that the ways in which consumers engage with our platform will continue to change over time as consumers increasingly engage via alternative devices.  This may make it more difficult or more expensive to develop products that consumers find useful or provide them with the information they seek, and may also negatively affect our content if consumers do not continue to contribute high quality content through such devices.

In order to attract and retain engaged consumers, we must continue to extend our platform to drive adoption of and user engagement on other devices (in particular, our mobile platform) and the products and services we offer on such devices must be compelling.   As new devices and platforms are continually being released, it is difficult to predict the problems we may encounter in adapting our products and services to them – and developing competitive new products and services - and we may need to devote significant resources to the creation, support and maintenance of such products.    Our success will also depend on the interoperability of our products with a range of technologies, systems, networks and standards or in creating, maintaining and developing relationships with key participants in related industries, some of which may be our competitors.  For example, Google’s Android and Apple’s iPhone are the leading smartphones in the world. Therefore, our products need to synergistically function on their respective operating systems in order to create a positive user experience on a mobile device. However, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. Similarly, Apple obtained a patent for “iTravel,” a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple’s iPhone operating system includes “Wallet,” a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple’s intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smartphone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we do. Apple may use or expand iTravel, Wallet, Siri (Apple’s voice recognition “concierge” service), Apple Pay (Apple’s mobile payment system) or another mobile app or functionality as a means of entering the travel reservations marketplace. To the extent Google or Apple use their mobile operating systems, app distribution channels or, in the case of Google, search services, to favor their own travel service offerings, there may be an adverse effect on our ability to complete in the mobile space. We may not be successful in developing products that operate effectively with these technologies, systems, networks and standards or in creating, maintaining and developing relationships with key participants in related industries.  If we experience difficulties or increased costs in integrating our products into alternative devices, or if manufacturers elect not to include our products in their devices, make changes that degrade the functionality of our products, give preferential treatment to competitive products or prevent us from delivering advertising, our user growth and operating results may be harmed.  This risk may be exacerbated by the frequency with which consumers change or upgrade their devices.  In the event consumers choose devices that do not already include or support our platform or do not install our products when they change or upgrade their devices, our traffic and user engagement may be harmed.

In addition, the market for advertising products on mobile and other devices is rapidly evolving. As new devices and platforms are released, consumers may begin consuming content in a manner that is more difficult to monetize. Similarly, as advertising products for mobile and other platforms develop, demand may increase for products that we do not offer or that may alienate our user base, which we must balance against our commitment to prioritizing the quality of user experience over short-term monetization. If we are not able to balance these competing considerations successfully to develop compelling advertising products, advertisers may stop or reduce their advertising with us and we may not be able to generate meaningful revenue from alternative devices despite the expected growth in their usage.

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

In addition, the uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and our results of operations. For example, since the United Kingdom’s referendum to exit the European Union, known as Brexit, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British pound as compared to the U.S. Dollar.  Upon leaving the European Union, among other things, the United Kingdom could lose access to the single European Union market and travel between the United Kingdom and European Union countries could be restricted.  We could face new regulatory costs and challenges if the U.K. regulations diverge from those of the European Union.  Since the terms of the United Kingdom’s exit from the European Union are uncertain, we are unable to predict the effect Brexit will have on our business and results of operations.

We operate in an increasingly competitive global environment and our failure to compete effectively could reduce our market share and harm our financial performance.

We compete in rapidly evolving and competitive markets. We face competition for content, consumers, advertisers, online travel search and price comparison services, or what is known in the industry as metasearch, and online reservations. We compete globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservation and related services. The markets for the services we offer are intensely competitive, and current and new competitors can launch new services at a relatively low cost.

We also compete with different types of companies in the various markets and geographies where we operate, including large and small companies in the travel space as well as broader service providers. More specifically:

•

In our Hotel segment, we face competition from, and in some cases partner with, the following businesses: OTAs (including Expedia and Booking and many of their respective subsidiaries and operating companies); hotel metasearch providers (including trivago, a subsidiary of Expedia, Kayak and HotelsCombined, subsidiaries of Booking, and Ctrip.com International, Ltd); large online search, social media, and marketplace platforms and companies (including Google, Facebook, Microsoft’s Bing, Yahoo, Baidu, Alibaba, and Amazon); and traditional offline travel agencies; and global hotel chains seeking to promote direct bookings.

•

We also face competition from different companies in each of the offerings in our Non-Hotel segment. Experiences competes with online travel agencies, such as Airbnb, Booking, and GetYourGuide; traditional travel agencies; online travel service providers; and wholesalers, among others.  Restaurants competes with other online restaurant reservation services, such as SeatMe (owned by Yelp) and OpenTable (a subsidiary of Booking). Rentals competes with companies focused on alternative lodging, shared accommodations and online accommodation searches, including Airbnb, HomeAway (a subsidiary of Expedia) and Booking.com (a subsidiary of Booking).

There has been a proliferation of new channels through which providers can offer accommodations, experiences and restaurant reservations.  Metasearch services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant’s brand to drive consumers directly to its website.  Some of our competitors and potential competitors offer a variety of online services, many of which are used by competitors more frequently than online travel services.  In addition, in some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order gain market share. Many of our competitors (such as Google, Booking and Ctrip) have significantly greater financial, technical, marketing and other resources than us and have more expertise in developing online commerce and facilitating internet traffic as well as large client bases. They also have the ability to leverage other aspects of their business to enable them to compete more effectively against us. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product ("Google Flights") and a hotel metasearch product ("Google Hotel Ads") that are growing rapidly, as well as its "Book on Google" reservation functionality and its Google Trips app.

In addition, Google and other large, established companies with substantial resources and expertise in developing online commerce and facilitating internet traffic have launched travel or travel-related search, metasearch and/or reservation booking services and may create additional inroads into online travel. Google's travel metasearch services, Google Hotel Ads and Google Flights, are growing rapidly and have achieved significant market share in a relatively short time.  In addition, many of our competitors, including online search companies, continue to expand their voice and artificial intelligence capabilities, which may provide them with a competitive advantage in travel. We cannot assure you that we will be able to compete successfully against our current, emerging and future competitors or on platforms that may emerge, or provide differentiated products and services to our traveler base.

We compete with certain companies that we also do business with, including some of our click-based travel partners. The consolidation of our competitors and travel partners, including Expedia (through its acquisitions of Orbitz, Travelocity, and HomeAway) and Booking (through its acquisitions of KAYAK and OpenTable), may affect our relative competitiveness and our travel partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites.

As the industry shifts towards online travel services and the technology supporting it continues to evolve, including platforms such as mobile phone and tablet computing devices, competition is likely to intensify. Competition in our industry may result in pricing pressure, loss of market share or decreased user engagement, any of which could adversely affect our business and financial performance.

We rely on information technology to operate our business and remain competitive, and any failure to adapt to technological developments or industry trends could harm our businesses.

We depend on the use of sophisticated information technologies and systems for website and mobile apps, supplier connectivity, communications, reservations, payment processing, procurement, customer service and fraud prevention. Our future success depends on our ability to continuously improve and upgrade our systems and infrastructure to meet rapidly evolving consumer trends and demands while at the same time maintaining the reliability and integrity of our systems and infrastructure. We may not be able to maintain or replace our existing systems or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. We may not be successful, or as successful as our competitors, in developing technologies and systems that operate effectively across multiple devices and platforms in a way that is appealing to our consumers.

In addition, the emergence of alternative devices, such as mobile phones and tablets, and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms, will require new investment in technology. New developments in other areas could also make it easier for competitors to enter our markets due to lower up-front technology costs. Technology changes, including new devices, services and home assistants, such as Amazon’s Alexa Voice and Google Home, and developing technologies, such as machine learning and artificial intelligence, could negatively impact our business.

If we do not continue to innovate and provide products, services and features that are useful to users, we may not remain competitive, and our business and financial performance could suffer.

Our success depends in part on continued innovation to provide products, features and services that make our platform compelling to users and engage our consumers. Our competitors are continually developing innovations in online travel-related services and features. As a result, we are continually working to improve our business model and consumer experience in order to engage our consumers and drive user traffic and conversion rates. We have invested, and expect to continue to invest significant resources in developing and marketing these innovations. We can give no assurances that the changes we make will yield the benefits we expect and will not have unintended or adverse impacts that we did not anticipate. If we are unable to continue offering innovative products and services and quality features that users want to use, existing consumers may become dissatisfied and use competitors’ offerings and we may be unable to attract additional consumers, which could adversely affect our business and financial performance.

Our dedication to making the user experience our highest priority may cause us to prioritize rapid innovation and user experience over short-term financial results.

We strive to create the best experience for our users, providing them with the information, products and tools to enable them to plan, book, and experience the perfect trip. We believe that in doing so we will increase our rates of conversion, our revenue per hotel shopper and, ultimately, our financial performance over the long-term. We have taken actions in the past and may continue to make decisions in the future that have the effect of reducing our short-term revenue or profitability if we believe that the decisions benefit the overall user experience. For example, we may introduce new products or changes to existing products or the user experience that decrease rates of conversion but increases revenue per hotel shopper. In addition, our approach of putting users first may negatively impact our relationship with existing or prospective partners. These actions and practices could result in a loss of partners, which in turn could harm our results of operations. The short-term reductions in revenue or profitability could be more severe than we anticipate or these decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with consumers and travel partners, and our business and results of operations could be harmed. In addition, if new or enhanced products fail to engage users or if we are unsuccessful in our effort to monetize these initiatives, we may fail to generate sufficient revenue, profit margin or other value to justify our investments, in which case our business and results of operations would be adversely affected.

We are dependent upon the quality of traffic in our network to provide value to our partners, and any failure in our quality control could have a material adverse effect on the value of our websites to our partners and adversely affect our revenue.

We use technology and processes to monitor the quality of the internet traffic that we deliver to our partners and have identified metrics to demonstrate the quality of that traffic. These metrics are used to not only identify the value of advertising on our website but also to identify low quality clicks such as non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic, or traffic that online advertisers deem to be invalid, will be delivered to such online advertisers. As a result, we may be required to credit amounts owed to us by our partners. Furthermore, low-quality or invalid traffic may be detrimental to our relationships with partners, and could adversely affect our advertising pricing and revenue.

We rely on assumptions and estimates and data to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We believe that certain metrics are key to our business, including but not limited to unique visitors, hotel shoppers, and revenue per hotel shopper. As both the industry in which we operate and our business continue to evolve, so too might the metrics by which we evaluate our business. While the calculation of these metrics is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and have a number of limitations and, furthermore, our methodologies for tracking these metrics may change over time. For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some consumers may restrict our ability to accurately identify them across visits, some mobile apps automatically contact our servers for regular updates with no user action, and we are not always able to capture user information on all of our platforms. As such, the calculations of our unique visitors may not accurately reflect the number of people actually visiting our platforms. We continue to improve upon our tools and methodologies to capture data and believe that our current metrics are accurate; however, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of our data. Also if the internal tools we use to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data we report may not be accurate. Accordingly, readers should not place undue reliance on these metrics.

We rely on the performance of highly skilled personnel and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.

Our future success is largely dependent on the talents and efforts of highly skilled individuals.  In particular, the contributions of Stephen Kaufer, our co-founder, Chief Executive Officer and President, the contributions of key senior management and the contributions of software engineers and other technology professionals, are critical to our overall management and the success of our business.  We cannot ensure that we will be able to retain the services of our existing key personnel and the loss of one or more of our key personnel could seriously harm our business. We do not maintain any key person life insurance policies.

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

Our success will depend, in part, on our ability to expand our product offerings in order to grow our business in response to changing technologies, user and partner demands and competitive pressures. As a result, we have acquired, invested in and/or entered into significant commercial arrangements with a number of new businesses in the past and our future growth may depend, in part, on future acquisitions, investments, commercial arrangements and/or changes in business strategies. Such endeavors may involve significant risks and uncertainties, including, but not limited to, the following:

•	Expected and unexpected costs incurred in identifying and pursuing these endeavors, and performing due diligence on potential targets that may or may not be successful;
•

Use of cash resources and incurrence of debt and contingent liabilities in funding these endeavors that may limit other potential uses of our cash, including product development, stock repurchases, and/or dividend payments;

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

•	Difficulties in implementing and retaining uniform standards, controls, procedures, policies and information systems;
•	The assumption of known and unknown debt and liabilities of the acquired company, including costs associated with litigation, cybersecurity risks, and other claims relating to the acquired company;
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

We have invested, and may in the future invest, in privately-held companies and these investments are currently accounted for using the measurement alternative for equity investments without a readily determinable fair value, which measure these investments at cost while subtracting any impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or may never become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced into the market. Further, our ability to liquidate any such investments is typically dependent upon some liquidity event, such as a public offering or acquisition, since no public market exists for such securities. Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the company’s securities.

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

Over the years, we have experienced rapid growth in some areas of our business, including through acquisitions of other businesses and in new international markets. We continue to make substantial investments in our technology, product and sales and marketing organizations. This growth places substantial demands on management and our operational infrastructure. In addition, as our business matures, we make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products and acquisitions. These changes may result in a temporary lack of focus or productivity or otherwise impact our business.

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

We offer short-term and vacation rental services on our TripAdvisor-branded sites as well as through our dedicated Rentals websites. The short-term and vacation rental market has been, and continues to be, subject to regulatory development globally that affects the industry and the ability of companies like us to list these rental properties online. For example, some states and local jurisdictions, both domestically and internationally, have adopted, or are considering adopting, statutes or ordinances that prohibit property owners and managers from renting certain properties on a short-term basis or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations. Some states and local jurisdictions also have fair housing or other laws that restrict whether and how properties may be rented, which they assert apply to vacation rentals. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term rentals. Many of the fundamental statutes and ordinances that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could burden property owners and managers or otherwise harm our business. Operating in this dynamic regulatory environment requires significant management attention and financial resources. We cannot assure that our efforts will be successful, and the investment and additional resources required to manage growth will produce the desired levels of revenue or profitability.

Risks Related to Legal and Regulatory Matters

We are a global company that operates in many different jurisdictions and these operations expose us to additional risks, which risks increase as our business continues to expand.

We operate in a number of jurisdictions both inside and outside of the United States and continue to expand our operations both domestically and internationally. Many regions have different economic conditions, languages, currencies, consumer expectations, legislation, regulatory environments (including labor laws and customs), tax laws, levels of consumer acceptance and use of the internet for commerce and levels of political stability. We are subject to associated risks typical of global businesses, including, but not limited to, the following:

•     Compliance with additional laws and regulations (including the Foreign Corrupt Practices Act, the U.K. Bribery Act and GDPR), data privacy requirements, labor and employment law, laws regarding advertisements and promotions and anti-competition regulations;

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

Our strategy includes continued expansion in existing international and new international markets.  Many of these markets have different economic conditions, customers, languages, currencies, consumer expectations, levels of consumer acceptance and use of the internet for commerce, legislation, regulatory environments, tax laws and levels of political stability, and we are subject to associated risks typical of international businesses.  International markets have strong local competitors with established brands and travel service providers or relationships that may make expansion in certain markets difficult and costly and take more time than anticipated.  In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.  In some markets, such as China, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of internet or travel-related businesses illegal or difficult or may make direct participation in those markets uneconomic, which could make our entry or expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs.  If we are unsuccessful in expanding in new and existing markets and effectively managing that expansion, our business and results of operations could be adversely affected. A number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Foreign governments may enact tax laws that could result in further changes to global taxation and materially affect our financial position and results of operations.

The 2017 Tax Act resulted in significant changes to the U.S. corporate income tax system. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S.

Treasury Department, the IRS and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation.

Additionally, we continue to accumulate positive cash flows in foreign jurisdictions, which we consider indefinitely reinvested, although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. The repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, or debt refinancings, may result in additional U.S. income tax expense and higher cost for such capital.

We are regularly subject to claims, lawsuits, government investigations, and other proceedings that may result in adverse outcomes.

We are regularly subject to claims, lawsuits, government investigations and other proceedings involving, among other matters, patent and intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient, occupancy and accommodation taxes), regulatory compliance (including competition and consumer protection matters), defamation and free speech, labor and employment matters and commercial disputes.

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

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to internet and online commerce, internet advertising, consumer protection, data security and privacy, travel and rental licensing and listing requirements and tax. In some cases, these laws continue to evolve.

For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to internet and online commerce that may relate to liability for information retrieved from or transmitted over the internet, online editorial and user-generated content, user privacy, data security, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services. In addition, enforcement authorities continue to rely on their authority under existing consumer protection laws to take action against companies relating to data privacy and security practices. The growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.

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

The promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we provide services could require us to change certain aspects of our business, operations and commercial relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the company to additional liabilities. For example, in 2018, the European Union adopted GDPR implementing enhanced data protection requirements and other jurisdictions are contemplating and may in the future adopt similar legislation.  This legislation could increase the cost and complexity of delivering our services. Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, impede development of new products, result in negative publicity, require significant management time, increase costs and/or subject us to additional liabilities. Violations of these laws and regulations could result in penalties and/or criminal sanctions against us, our officers or our employees and/or restrictions on the conduct of parts of our business in certain jurisdictions.

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

Risks Related to Data and Privacy

Our processing, storage and use of personal information and other data subjects us to additional laws and regulations and failure to comply with those laws and regulations could give rise to liabilities.

We collect, process, store and transmit data, including personal information, for our consumers. As a result, we are subject to a variety of laws in the United States and abroad regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. In addition, the security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidences in our services. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the internet. Various U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online.

In addition, we are subject to GDPR, a new data protection legal framework adopted by the European Union that is intended to enhance the privacy and security of personal data, including credit card information. There are a number of proposals for data privacy laws pending or proposed in other jurisdictions, including at both the state and federal level of the United States. Implementing and complying with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our business operations. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in governmental enforcement actions, litigation or public statements that could harm our reputation and cause our users and partners to lose trust in us, which could have an adverse effect on our business, brand, market share and results of operations. For example, GDPR imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide annual turnover and/or €20 million.

We are subject to risks associated with processing credit card and other payment transactions and failure to manage those risks may subject us to fines, penalties and additional costs and could have a negative impact on our business.

We accept payments from consumers and partners using a variety of methods, including credit card, debit card, direct debit from a customer’s bank account, and invoicing. For existing and future payment options we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes). These regulations and/or requirements could result in significant costs and reduce the ease of use of our payment products and yet may still be susceptible to fraudulent activity. In addition, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers.  For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain payment methods and payment processing services, including the processing of credit cards and debit cards. In each case, our business could be disrupted if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and/or lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments. We are also subject to a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy and information security, and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services.

System security issues, data protection breaches, cyberattacks and system outage issues could disrupt our operations or services provided to our consumers, and any such disruption could damage our reputation and adversely affect our business, financial results and stock price.

Our reputation and ability to attract, retain and service our consumers and travel partners is dependent upon the reliable performance and security of our computer systems and those of third parties we utilize in our operations.  Significant security issues, data breaches, cyberattacks and outages, interruptions or delays, in our systems or third party systems upon which we rely, could impair our ability to display content or process transactions and significantly harm our business. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our consumers or our travel partners, could expose us, our consumers and travel partners to a risk of loss or misuse of this information, damage our brand and reputation or otherwise harm our business and financial performance and result in government enforcement actions and litigation and potential liability for us.

Computer programmers and hackers also may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, consumers, or others to disclose passwords or other sensitive information or unwittingly provide access to our systems or data. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We may need to expend significant resources to protect against security breaches or to investigate and address problems caused by cyber or other security problems.

We may be unable to proactively address these techniques or to implement adequate preventive measures and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. Failure to adequately protect against attacks or intrusions, whether for our own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on our financial performance.  The costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain. In addition, to the extent that we do experience a data breach, remediation may be costly and we may not have adequate insurance to cover such costs.

Much of our business is conducted with third party marketing affiliates or, to a lesser degree, through business partners powering our instant booking feature. A security breach at such third party could be perceived by consumers as a security breach of our systems and could result in negative publicity or damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such incidents may also result in a decline in our active user base or engagement levels.  Finally, failure of such third parties to comply with applicable disclosure requirements could expose us to liability.

We have acquired a number of companies over the years and may continue to do so in the future. As a result of these acquisitions, we may increase the volume of personal data that we collect, store, process and transmit.  While we make significant efforts to address any information technology security issues and personal data protection issues with respect to our acquisitions, we may still inherit such risks when we integrate the acquired businesses.

Media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with, applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security. Security breaches could also cause travelers and potential consumers to lose confidence in our data security, which would have a negative effect on the value of our brand.

"Cookie" laws could negatively impact the way we do business.

A "cookie" is a text file that is stored on a user's web browser by a website. Cookies are common tools used by thousands of websites, including ours, to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website), market to consumers and enhance the user experience on a website. Cookies are valuable tools for websites like ours to improve the customer experience and increase conversion on their websites. Many countries have adopted regulations governing the use of "cookies" by websites servicing consumers, especially in the European Union. To the extent any such regulations require "opt-in" consent before certain cookies can be placed on a user's web browser, our ability to serve certain customers in the manner we currently do, including with respect to retargeting of advertising, might be adversely affected and our ability to continue to improve and optimize performance on our websites might be impaired, either of which could negatively affect a consumer's experience using our services and our business, market share and results of operations.

Risks Related to the Financial and Tax Matters

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

We are currently party to a credit agreement with respect to a $1.2 billion revolving credit facility maturing in May 2022 (as more fully discussed below, the “2015 Credit Facility”). This agreement includes restrictive covenants that may impact the way we manage our business and may limit our ability to secure significant additional financing in the future on favorable terms. Our ability to secure additional financing and satisfy our financial obligations outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available or desirable, or even any, terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments.

We have indebtedness which could adversely affect our business and financial condition.

At December 31, 2018, we had no outstanding long-term debt; however, we continue to have existing credit facilities from which we can borrow significant amounts.  As such, we are still subject to risks relating to our indebtedness that include:

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

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our 2015 Credit Facility allow us to incur additional debt subject to certain limitations; however, there is no assurance that additional financing will be available to us on terms favorable to us, if at all. In addition, if new debt is added to the then existing debt levels, the risks described above could intensify.

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

Our quarterly financial results have fluctuated in the past and will likely fluctuate in the future.  Additionally, we have limited operating history with the current scale of our business, which means it is difficult to forecast our financial results.  As a result, you should not rely upon our quarterly financial results as indicators of future performance.  Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	Our ability to maintain and grow our user base and to increase user engagement;
•	Increase in marketing, sales and other operation expenses that we will incur to grow and expand our operations and to remain competitive;
•	Fluctuations in the marketing spend of our travel partners due to seasonality, episodic global or regional events or other factors;
•	The pricing of our ads and other products;
•	User behavior or product changes that may reduce traffic to features or products that we successfully monetize;
•	System failure or outages, which would prevent us from serving ads for any period of time;
•	Breaches of security or privacy and the costs associated with any such breaches and remediation;
•	Fees paid to third parties for content or promotion of our products and services;
•	Adverse litigation judgments, settlement or other litigation related costs;

•	Changes in the legislative or regulatory environment, including with respect to privacy and data protection, or engagement by government regulators, including final orders or consent decrees;
•	The impact of changes in tax laws, which are recorded in the period enacted and may significantly affect our effective income tax rates;
•	Tax obligations that may arise from resolutions of tax examinations, including the examinations we are currently under that may materially differ from the amounts we have anticipated;
•	Fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	Changes in U.S. generally accepted accounting principles; and
•	Changes in global business and macroeconomic conditions.

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

Our effective income tax rate is impacted by a number of factors that could have a material impact on our financial results and could increase the volatility of those results.

Due to the global nature of our business, we are subject to income taxes in the United States and other foreign jurisdictions. In the event we incur net income in certain jurisdictions but incur losses in other jurisdictions, we generally cannot offset the income from one jurisdiction with the loss from another. This lack of flexibility increases our effective income tax rate. Furthermore, significant judgment is required to calculate our worldwide provision for income taxes and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. In the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain.

We believe our tax estimates are reasonable. However, we are routinely under audit by federal, state and foreign taxing authorities. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which would increase our effective income tax rate and harm our financial position and results of operations. As we operate in numerous taxing jurisdictions, the application of tax laws can also be subject to diverging and sometimes conflicting interpretations by taxing authorities of these jurisdictions. It is not uncommon for taxing authorities of different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. For example, the Organization for Economic Cooperation and Development (the “OECD”) has recently recommended changes to numerous long-standing international tax principles. If countries amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact our tax liabilities. Any of these changes could affect our financial performance.

The final determination of audits could be materially different from our income tax provisions and accruals and could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made. Also, our future effective income tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in valuation of deferred tax assets or changes in tax laws or their interpretation.  If our effective income tax rates were to increase, our results of operations and cash flows would be adversely affected.

The income tax effects of the accounting for share-based compensation may significantly impact our effective income tax rate. In periods in which our stock price is higher than the grant-date price of the share-based compensation awards vesting in that period, we will recognize excess tax benefits that will decrease our effective income tax rate. In periods in which our stock price is lower than the grant-date price of the share-based compensation awards vesting in that period, our effective income tax rate will increase.

Additionally, we continue to accumulate positive cash flow in foreign jurisdictions, which we consider indefinitely reinvested, although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Any repatriation of funds currently held in foreign jurisdictions may result in withholding taxes and state taxes.

Application of U.S. state and local or international tax laws, changes in tax laws or tax rulings, or the examination of our tax positions, could materially affect our financial position and results of operations.

As an international business, we are subject to incomes taxes and non-income-based taxes in the United States and various other international jurisdictions.  Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, due to economic and political conditions, tax rates and tax regimes in various jurisdictions may be subject to significant change and the tax benefits that we intend to eventually derive could be undermined due to changing tax laws. Governments are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity, more aggressive positions taken by tax authorities and an increase in tax legislation.  Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.

The 2017 Tax Act has resulted in significant changes to the U.S. corporate income tax system. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The tax law changes by the 2017 Tax Act are broad and complex and there are still uncertainties about how the 2017 Tax Act will be interpreted at both the U.S. federal and state levels.  The U.S. Treasury Department, the IRS and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation.   This could materially change the taxes that we recorded in 2017 and 2018, and the expected future impact of the 2017 Tax Act on our business.

On January 28, 2016, the European Commission unveiled a new package of proposals aimed at providing a framework for fairer taxation and to provide a coordinated European Union response to combating corporate tax avoidance. Following agreement among the European Union member states on the final content of the package, the European Council formally adopted an Anti-Tax Avoidance Directive in July 2016, which was further amended in February 2017. The Directive is aimed at preventing aggressive tax planning, increasing tax transparency and creating a fairer tax environment for all businesses in the European Union. The OECD is working towards a consensus-based solution to the challenges of the digitalization of the economy by 2020. In addition, on March 21, 2018, the European Commission released two draft directives on the Taxation of the Digital Economy. One directive aims at a more comprehensive solution whereby EU states would be able to levy corporate income tax on companies that have digital presence in those states regardless of whether they have a physical presence in those states. The second directive provides for an interim solution whereby EU States are to apply a 3% revenue based Digital Services Tax, which if enacted, would be effective beginning in 2020. In the interim, certain EU States (Austria,

France, Italy, Spain, Belgium and the United Kingdom) have proposed legislation to implement a Digital Services Tax that, if enacted, would impose a tax on revenue earned by larger companies from users of digital services located in these respective EU States as early as 2019. Any changes to international tax laws, including new definitions of permanent establishment, could affect the tax treatment of our foreign earnings and adversely impact our effective income tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities or the combined effect of tax laws in multiple jurisdictions may increase our worldwide effective income tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect our cash flows and results of operations.

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

In July 2015, the United States Tax Court issued an opinion favorable to Altera Corporation, accepting Altera’s position of excluding stock-based compensation from its intercompany cost-sharing arrangement. The IRS subsequently appealed the Court decision on February 19, 2016.  On July 24, 2018, the IRS won an appeals court case at the Ninth Circuit, however, on August 7, 2018, the Ninth Circuit withdrew its decision regarding Altera and the case was reheard. While we have recorded an income tax benefit based on the Court’s 2015 opinion, we may be required to reverse the income tax benefit if an unfavorable opinion is issued by the Court when the case is reheard.

Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.

Due to the global nature of the internet, it is possible that various states or foreign countries might attempt to levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, occupancy, income and other taxes. For example, Congress is considering various approaches to legislation that would require companies engaged in e-commerce to collect sales tax on internet revenue and a growing number of U.S. states and certain foreign jurisdictions have adopted or are considering proposals to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf. Additionally, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair Inc., in which a Court reversed longstanding precedent that remote sellers are not required to collect state and local sales taxes, may have an adverse impact on our business. We cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce. New or revised taxes and, in particular, sales taxes, occupancy taxes, value added taxes (“VAT”) and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, occupancy, VAT or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.

We do not collect and remit sales and use, occupancy, VAT or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened us with assessments, alleging that we are required to collect and remit certain taxes there. While we do not believe that we are subject to such taxes and intend to vigorously defend our position in these cases, we cannot be sure of the outcome of our discussions and/or appeals with these states or cases that are pending in the courts. In the event of an adverse outcome, we could face assessments for additional time periods since the last assessments we received, plus any additional interest and penalties. We also expect additional jurisdictions may make similar assessments or pass similar new laws in the future, and any of the jurisdictions where we have sales may apply more rigorous enforcement efforts or take more aggressive positions in the future that could result in greater tax liability allegations. Such tax assessments, penalties and interest or future requirements may materially adversely affect our business, financial condition and operating results.

We continue to be subject to significant potential tax liabilities in connection with the Spin-Off.

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

We continue to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, we are currently under IRS audit for the 2009, 2010, and short-period 2011 tax years. In connection with that audit, we received, in January 2017, notices of proposed adjustment from the IRS for the 2009 and 2010 tax years, which would result in an increase in our worldwide income tax expense. The proposed adjustments would result in an increase to our worldwide income tax expense in an estimated range totaling $10 million to $14 million for those specific years after consideration of competent authority relief, exclusive of interest and penalties. We are also subject to various ongoing state income tax audits. The outcome of these matters or any other audits could subject us to significant tax liabilities.

We are subject to fluctuation in foreign currency exchange risk.

We conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars. As a result, we face exposure to movements in foreign currency exchange rates, particularly those related to the Euro, British pound, and Australian dollar. These exposures include, but are not limited to, re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur. For example, Brexit caused significant volatility in currency exchange rates, especially between the U.S. dollar and the British pound. Continued uncertainty regarding Brexit may result in future exchange rate volatility. In addition, in the event that one or more European countries were to replace the Euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the Euro or the British pound, could adversely affect our net revenue growth in future periods.

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

Risks Related to Ownership of our Common Stock

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

We do not intend to pay dividends for the foreseeable future and, as a result, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.  We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize future gains on their investments.

Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impact our ability to raise capital through the sale of additional equity securities.  In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If LTRIP or some other stockholder sells substantial amounts of our common stock in the public market, or if there is a perception in the public market that LTRIP might sell shares of our common stock, the market price of our common stock could decrease significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

We currently lease approximately 280,000 square feet for our corporate headquarters in Needham, Massachusetts, pursuant to a lease with an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. We also lease an aggregate of approximately 450,000 square feet of office space at approximately 40 other locations across North America, Europe and Asia Pacific, in cities such as, New York, Boston, London, Sydney, Barcelona, Paris, and Beijing, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in June 2027. We believe that our current facilities are adequate for our current operations and that additional leased space can be obtained on reasonable terms if needed. We do not legally own any real estate as of December 31, 2018.

Refer to “Note 14: Commitments and Contingencies” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on our corporate headquarters and other property leases.

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

Market Information

Our common stock is quoted on NASDAQ under the ticker symbol “TRIP.” On February 14, 2019, the closing price of our common stock reported on NASDAQ was $57.76 per share. Our Class B common stock is not listed and there is no established public trading market for that security. As of February 14, 2019, all of our Class B common stock was held by LTRIP.

Performance Comparison Graph

The following graph provides a comparison of the total stockholder return from December 31, 2013 to December 31, 2018, of an investment of $100 in cash on December 31, 2013 for TripAdvisor, Inc. common stock and an investment of $100 in cash on December 31, 2013 for (i) the Standard and Poor’s 500 Index (the “S&P 500 Index”), (ii) the NASDAQ Composite Index, and (iii) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the internet industry, including internet software and service companies and e-commerce companies. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Data for the S&P 500 Index, the NASDAQ Composite Index, and the RDG Internet Composite Index assume reinvestment of dividends. We have never paid dividends on our common stock.

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

Holders of Record

As of February 14, 2019, there were 125,336,213 outstanding shares of our common stock held by 2,220 stockholders of record, and 12,799,999 outstanding shares of our Class B common stock held by one stockholder of record: LTRIP.

Dividends

We have never declared or paid dividends and do not expect to pay any dividends for the foreseeable future. Our ability to pay dividends is also limited by the terms of our 2015 Credit Facility. Refer to “Note 10: Debt” in the notes to the consolidated financial statements in Item 8 in this Annual Report on Form 10-K for additional information regarding this revolving credit facility. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities

During the year ended December 31, 2018, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

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

A summary of information about our common stock repurchases during the fourth quarter of 2018 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	—	$—	—	$150,000,033
November 1 to November 30	—	$—	—	$150,000,033
December 1 to December 31	—	$—	—	$150,000,033
Total	—		—

As of December 31, 2018, we have repurchased a total of 2,582,198 shares of outstanding common stock under this share repurchase program for an aggregate cost of $100 million, or an average price of $38.73 per share, exclusive of fees and commissions. Refer to “Note 16: Stockholders’ Equity” in the notes to the consolidated financial statements in Item 8 for additional information regarding our share repurchase program and share repurchases.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Revenue	$1,615	$1,556	$1,480	$1,492	$1,246
Total costs and expenses	1,432	1,432	1,314	1,260	906
Operating income (1)	183	124	166	232	340
Income before income taxes	173	110	151	239	322
Net income (loss) (2)	113	(19)	120	198	226
Earnings (loss) per share attributable to common stockholders:
Basic (3)	$0.82	$(0.14)	$0.83	$1.38	$1.58
Diluted (3)	0.81	(0.14)	0.82	1.36	1.55
Shares used in computing net income per share:
Basic (3)	138	140	145	144	143
Diluted (3)	140	140	147	146	146

	December 31,
	2018	2017	2016	2015	2014
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short and long-term marketable securities	$670	$735	$746	$698	$594
Working capital (4)	522	621	527	553	356
Total assets	2,167	2,272	2,238	2,128	1,948
Long-term debt (5)	-	230	91	200	259
Other long-term obligations under financing obligation	83	84	84	84	67
Total liabilities (2)	696	909	736	716	823
Total stockholders’ equity (6)	1,471	1,363	1,502	1,412	1,125

(1)

Includes a non-cash charitable contribution expense to The TripAdvisor Charitable Foundation (the “Foundation”) of $67 million for the year ended December 31, 2015, which was recorded to general and administrative expense in our consolidated statement of operations. In comparison, charitable contributions to the Foundation, which were paid in cash, were $8 million for the year ended December 31, 2014. There were no charitable contributions made to the Foundation during any period after December 31, 2015, and the Company does not expect to make any future contributions to the Foundation.

(2)

The year ended December 31, 2017 reflects $67 million of tax expense recorded for the mandatory deemed repatriation of accumulative foreign earnings which was included in the short and long-term income tax liabilities on our consolidated balance sheet, and $6 million of tax expense recorded for the remeasurement of deferred taxes related to the 2017 Tax Act enacted on December 22, 2017, of which $31 million remained unpaid as of December 31, 2018. Refer to “Note 11: Income Taxes” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form10-K for further information on the financial statement impact of the 2017 Tax Act.

(3)

Refer to “Note 5: Earnings per Share” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information regarding our calculation of earnings per share numbers.

(4)	Amount does not include available for sale long-term marketable securities of $27 million, $16 million, $37 million and $31 million, as of December 31, 2017, 2016, 2015, and 2014, respectively.
(5)	Refer to “Note 10: Debt” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form 10-K for information regarding our long-term debt.
(6)

Refer to our consolidated statements of changes in stockholders’ equity and “Note 16: Stockholders’ Equity” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form 10-K for additional information on changes to our stockholders’ equity.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

TripAdvisor is an online travel company and our mission is to help people around the world to plan, book and experience the perfect trip. We seek to achieve our mission by providing consumers and travel partners a global platform with rich consumer-generated content, price comparison tools and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants.

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Our flagship brand, TripAdvisor, is the world’s largest travel site based on average monthly unique visitors, which reached 490 million in our seasonal peak during the year ended December 31, 2018, according to our internal log files. Our TripAdvisor-branded websites include www.tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide. TripAdvisor features approximately 730 million reviews and opinions on approximately 8.1 million places to stay, places to eat and things to do – including 1.3 million hotels, inns, B&Bs and specialty lodging, 875,000 rental properties, 4.9 million restaurants and 1.0 million travel activities and experiences worldwide. We also enable consumers to compare prices and/or book a number of these travel experiences on either a TripAdvisor website or mobile app, or on the website or mobile app of one of our travel partners.

In addition to the flagship TripAdvisor brand, we manage and operate other travel media brands, connected by the common goal of providing consumers the most comprehensive travel-planning and trip-taking resources in the travel industry. For additional information about our portfolio of brands and our business model, see the disclosure set forth in Part I, Item 1. “Business”, under the caption “Overview.”

Our reporting structure includes two reportable segments: Hotel and Non-Hotel. Our Non-Hotel reportable segment consists of our Experiences, Restaurants and Rentals offerings. During the first quarter of 2018, we renamed Attractions as “Experiences” and Vacation Rentals as “Rentals.” These changes had no impact on the composition of our segments or on any financial information. Financial information and additional descriptive information related to our segments is contained in “Note 18: Segment and Geographic Information” and “Note 4: Revenue Recognition,” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K and below.

Executive Financial Summary and Business Trends

TripAdvisor is the world’s largest online travel site, as measured by average unique monthly visitors. As a result, TripAdvisor represents an attractive platform for travel partners—including hotel chains, independent hoteliers, OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers—who seek to market and sell their products and services to a global audience. Our platform and product offerings enable consumers to find, research and price shop and book a variety of travel products, including hotels, flights, cruises, rental properties, tours, travel activities and experiences, and restaurants either directly on our websites or mobile apps, or on our travel partners’ websites or mobile apps. Our financial results, current trends affecting our business and our segment information are provided below.

Business Trends

The online travel industry in which we operate, is large and growing, and also remains highly dynamic and competitive.

Hotel Segment

Over the past year, we have focused on delivering a great product experience and optimizing our paid marketing investments and profit as we drive for long-term, profitable growth. Marketing optimizations have impacted revenue growth, but have successfully generated significant profit growth and margin expansion compared to 2017.

On the product side, we continue to make product enhancements that we believe deliver consumers a more engaging, and comprehensive, hotel shopping experience. Content on travel destinations, properties and room types continues to grow; and we continue to make it easier for consumers find the best room prices offered by our travel partners. We also continue to focus on increasing supply, and adding more properties from more travel partners. We believe that providing consumers a robust experience, with rich content and a comprehensive selection of accommodations helps increase brand awareness and brand loyalty, which, over time, can result in deeper consumer engagement with our platform, more qualified leads delivered to travel partners and higher monetization for our business.

 We seek to maximize revenue per hotel shopper generated in our Hotel segment. Revenue per hotel shopper performance improved throughout 2018 and increased 14% for the three months ended December 31, 2018 when compared to the same period in 2017, primarily due to metasearch auction stability throughout 2018 and progress along the aforementioned product enhancements and also marketing efforts, partially offset by the continued hotel shopper growth on mobile phone, which has a significantly lower revenue per hotel shopper compared to desktop and tablet.

We look to acquire hotel shoppers that meet or exceed our desired marketing return on investment targets on paid online marketing channels. Since mid-2017, we progressively increased Hotel segment profits by significantly reducing investments in direct selling and marketing channels and re-investing some of the savings into brand advertising, or television advertising, in pursuit of our long-term strategic growth objectives. As expected, the optimized marketing mix, as well as product enhancements focused on increasing traffic quality, has caused hotel shopper growth to slow and decline in recent periods; however, our marketing portfolio optimizations reduced our total marketing expenses and increased both our Hotel segment Adjusted EBITDA and Hotel Adjusted EBITDA margin in 2018 as compared to 2017.

Consumers are increasingly using mobile phones to conduct ecommerce activity and mobile average monthly unique visitor growth continues to drive overall user growth on our platform. We continue to support investments and product enhancements that improve the consumer experience as opposed to maximizing the number of display advertising impressions we can sell in a given period. Historically, this preference has limited the number and type of display advertising opportunities we make available to customers, which, in turn, has hampered TripAdvisor-branded display-based advertising revenue growth, particularly on mobile phone. However, we continue to explore product enhancements and media advertising products that can deliver increased value to both consumers and travel partners, as well as generate more revenue for our business.

Other Hotel revenue, which consists primarily of hotel revenue from non-TripAdvisor branded sites, has decreased in recent periods primarily due to increased marketing efficiency from paid online marketing channels, which has reduced revenue and improved Hotel segment profit. We have also taken certain steps to re-align operations within some of these other Hotel brands which have had a material adverse impact to revenue performance during 2018, while increasing Hotel segment profitability.

Non-Hotel Segment

TripAdvisor’s Non-Hotel offerings – Experiences, Restaurants and Rentals – enable consumers to discover and book great travel experiences across a diversified spectrum of travel offerings.

Our key priority in our Non-Hotel segment remains revenue growth. To achieve this, we continue to invest in product, supply and marketing to improve the experience for consumers and suppliers on our platform. We believe scaling and presenting a greater selection of offerings will deepen our relationships with consumers, will drive more bookings and marketing opportunities for more travel partners and will increase monetization on our platform.

During 2018, Non-Hotel revenue growth was driven by growth in consumer demand, bookable supply and bookings in our Experiences and Restaurants offerings. Rentals revenue declined primarily due to competition in the alternative accommodations marketplace as well as our strategic resource re-allocation within Non-Hotel to Experiences and Restaurants.

Tax Reform

The 2017 Tax Act was signed into law on December 22, 2017, and has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income (“GILTI”). These changes were effective beginning January 1, 2018.

The 2017 Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the “Transition Tax”). Changes in tax rates and tax laws are accounted for in the period of enactment. During the year ended December 31, 2017, we recorded a charge totaling $73 million related to our estimate at that time of the provisions of the 2017 Tax Act, principally due to the Transition Tax. The Transition Tax, recorded of $67 million, which will not accrue interest, will be paid over an eight-year period, of which $31 million remained unpaid at December 31, 2018. We also recorded a charge of $6 million for the remeasurement of our net deferred tax assets. These estimates as of December 31, 2017 were reflected in our financial results in accordance with Staff Accounting Bulletin No. 118 (“SAB 118"), which provided for a measurement period of one year to complete the accounting for certain elements of the tax reform. The impact of adjustments recorded during the measurement period by the Company during the year ended December 31, 2018 was not material. Refer to “Note 11: Income Taxes” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information on the financial statement impact of the 2017 Tax Act.

Results of Operations

Selected Financial Data

(in millions, except per share amounts and percentages)

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenue	$1,615	$1,556	$1,480	4%	5%

Costs and expenses:
Cost of revenue	86	72	71	19%	1%
Selling and marketing	778	849	756	(8)%	12%
Technology and content	275	243	243	13%	0%
General and administrative	177	157	143	13%	10%
Depreciation	82	79	69	4%	14%
Amortization of intangible assets	34	32	32	6%	0%
Total costs and expenses	1,432	1,432	1,314	0%	9%
Operating income	183	124	166	48%	(25)%
Other income (expense):
Interest expense	(12)	(15)	(12)	(20)%	25%
Interest income and other, net	2	1	(3)	100%	n.m.
Total other income (expense), net	(10)	(14)	(15)	(29)%	(7)%
Income before income taxes	173	110	151	57%	(27)%
Provision for income taxes	(60)	(129)	(31)	(53)%	316%
Net income (loss)	$113	$(19)	$120	n.m.	n.m.
Earnings (loss) per share attributable to common stockholders:
Basic	$0.82	$(0.14)	$0.83	n.m.	n.m.
Diluted	$0.81	$(0.14)	$0.82	n.m.	n.m.
Other financial data:
Adjusted EBITDA (1)	$422	$331	$352	27%	(6)%

n.m. = not meaningful (1)See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenue by Segment:	(in millions)
Hotel	$1,157	$1,196	$1,190	(3)%	1%
Non-Hotel	458	360	290	27%	24%
Total revenue	$1,615	$1,556	$1,480	4%	5%
Adjusted EBITDA by Segment (1):
Hotel	$356	$286	$380	24%	(25)%
Non-Hotel	66	45	(28)	47%	n.m.
Adjusted EBITDA Margin by Segment (2):
Hotel	31%	24%	32%
Non-Hotel	14%	13%	(10)%

n.m. = not meaningful

(1)

Included in Adjusted EBITDA is a general and administrative expense allocation for each segment, which is based on the segment’s percentage of our total personnel costs, excluding stock-based compensation. Refer to “Note 18: Segment and Geographic Information,” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for more information.

(2)	We define “Adjusted EBITDA Margin by Segment”, as Adjusted EBITDA by segment divided by Revenue by segment.

Hotel Segment

Our Hotel segment revenue decreased $39 million during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to a $34 million decrease in TripAdvisor-branded click-based and transaction revenue and $21 million decrease in other Hotel revenue, partially offset by $16 million increase in TripAdvisor-branded display-based advertising and subscription revenue, all of which are discussed below. Our Hotel segment revenue increased $6 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to $6 million increase in TripAdvisor-branded click-based and transaction revenue and $10 million increase in TripAdvisor-branded display-based advertising and subscription revenue, partially offset by a decrease of $10 million in other Hotel revenue, all of which are discussed below.

Adjusted EBITDA and Adjusted EBITDA margin in our Hotel segment increased $70 million and to 31%, respectively, during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to a decrease in our direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs as we have continued to optimize and improve our marketing efficiency from our online marketing campaigns and, to a lesser extent, growth in our TripAdvisor-branded display-based advertising and subscription revenue. Adjusted EBITDA and Adjusted EBITDA margin in our Hotel segment decreased $94 million and to 24%, respectively, during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to costs related to our television campaign, which launched in June 2017, and also due to increased SEM and other online traffic acquisition costs during the first half of 2017, partially offset by cost savings created through optimization and improved marketing efficiencies of our online marketing campaigns during the second half of 2017.

The following is a detailed discussion of the revenue sources within our Hotel segment:

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Hotel:	(in millions)
TripAdvisor-branded click-based and transaction	$722	$756	$750	(4%)	1%
TripAdvisor-branded display-based advertising and subscription	308	292	282	5%	4%
Other Hotel revenue	127	148	158	(14%)	(6%)
Total Hotel revenue	$1,157	$1,196	$1,190	(3%)	1%

TripAdvisor-branded Click-based and Transaction Revenue

TripAdvisor-branded click-based and transaction revenue includes CPC-advertising revenue from our TripAdvisor-branded websites as well as transaction-based revenue from our hotel instant booking feature. For the years ended December 31, 2018, 2017 and 2016, 62%, 63% and 63%, respectively, of our Hotel segment revenue was derived from our TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue decreased $34 million or 4% during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to a 4% decrease in our average monthly unique hotel shoppers as well as a 2% decrease in our revenue per hotel shopper during the year ended December 31, 2018, which is explained below. TripAdvisor-branded click-based and transaction revenue increased $6 million or 1% during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to an increase in our average monthly unique hotel shoppers of 10%, which was largely offset by a decrease of 9% in our revenue per hotel shopper during the year ended December 31, 2017, which is explained below.

Our largest source of Hotel segment revenue is click-based advertising revenue from our TripAdvisor-branded websites, which include links to our travel partners’ sites and contextually-relevant branded and related text links. Click-based advertising is generated primarily through our metasearch auction, a description of which follows. Our click-based travel partners are predominantly OTAs and hoteliers. Click-based advertising is generally priced on a CPC basis, with payments to us from advertisers based on the number of consumer clicks on each type of link or, in other words, the conversion of a hotel shopper to a paid click. CPC is the price that a partner is willing to pay us for a hotel shopper lead, which is determined in a competitive process as partner CPC bids for rates and availability listed on our site are submitted. When a CPC bid is submitted, the partner agrees to pay us the bid amount each time a consumer clicks on the link to that partner’s website. Bids can be submitted periodically – as often as daily– on a property-by-property basis. Primary factors used to determine the placement of partner links on our site include, but are not limited to, nightly room rate, the size of the bid relative to other bids, and other variables. Hotel shoppers visiting via mobile phones currently monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet. Our Hotel segment transaction-based revenue is comprised of revenue from our hotel instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a pre-determined commission rate to TripAdvisor for each consumer that completes a hotel reservation via our website.

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

The table below summarizes our revenue per hotel shopper calculation and growth rate, in the aggregate, for the periods presented (in millions, except calculated revenue per hotel shopper and percentages):

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	(in millions)
Revenue per hotel shopper:
TripAdvisor-branded click-based and transaction revenue	$722	$756	$750	(4%)	1%
Divided by: Total average monthly unique hotel shoppers for the year	1,742	1,814	1,645	(4%)	10%
	$0.41	$0.42	$0.46	(2%)	(9%)

2018 vs. 2017

Revenue per hotel shopper decreased 2% during the year ended December 31, 2018 when compared to the same period in 2017, according to our internal log files. The decrease was primarily driven by travel partners bidding to lower CPCs in our click-based metasearch auction during the second half of 2017, which created difficult year-over-year growth comparisons during the first half of 2018, as well as a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones, partially offset by our success in product improvements and increasing traffic quality, as discussed above.

Our aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites decreased by 4% during the year ended December 31, 2018 when compared to the same period in 2017, according to our internal log files. The decrease was primarily due to significantly reducing our direct marketing spend on our least-profitable paid online marketing campaigns, as well as product enhancements focused on increasing traffic quality, which we believe limits our ability to grow hotel shoppers in the near term, as discussed above, partially offset by the general trend of an increasing number of hotel shoppers visiting our websites and apps on mobile phones which we continued to experience during 2018.

2017 vs. 2016

Revenue per hotel shopper decreased 9% during the year ended December 31, 2017 when compared to the same period in 2016, according to our internal log files. The decrease was primarily driven by travel partners bidding to lower CPCs in our click-based metasearch auction during the second half of 2017, and the general trend of a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones, which grew significantly faster than traffic from desktop and tablet devices, as well as dilution from product testing related to the second-quarter 2017 launch of our redesigned website and apps, and the timing of our hotel instant booking feature rollout in certain non-U.S. markets during the first half of 2016.

Our aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites increased by 10% during the year ended December 31, 2017 when compared to the same period in 2016, according to our internal log files. The increase in hotel shoppers is primarily due to the general trend of an increasing number of hotel shoppers visiting our websites on mobile phones, as well as growth in our paid online marketing channels, partially offset by marketing spend tradeoffs resulting from increased brand advertising investment in our television campaign, as discussed above.

TripAdvisor-branded Display-based Advertising and Subscription Revenue

For the years ended December 31, 2018, 2017 and 2016, 27%, 24% and 24%, respectively, of our Hotel segment revenue was derived from our TripAdvisor-branded display-based advertising and subscription revenue, which primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue.

2018 vs. 2017

Our TripAdvisor-branded display-based advertising and subscription revenue increased by $16 million or 5%, during the year ended December 31, 2018 when compared to the same period in 2017, primarily attributable to revenue from our new media ad product during 2018, which enables hotels to enhance their visibility on TripAdvisor hotel pages. The increase was partially offset by the general trend of an increasing percentage of our traffic visiting our websites on mobile phones, which yield smaller impression opportunities due to the smaller screen size.

2017 vs. 2016

Our TripAdvisor-branded display-based advertising and subscription revenue increased by $10 million or 4%, during the year ended December 31, 2017 when compared to the same period in 2016. The increase in display-based advertising revenue was primarily due to an increase in impressions sold, as well as an increase in pricing, partially offset by the general trend of an increasing percentage of our traffic visiting our websites on mobile phones, in addition to hotel industry consolidation.

Other Hotel Revenue

For the years ended December 31, 2018, 2017 and 2016, 11%, 12% and 13%, respectively, of our Hotel segment revenue was derived from other Hotel revenue. Our other Hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as bookingbuddy.com, cruisecritic.com, onetime.com, and smartertravel.com, primarily through click-based advertising and display-based advertising. Other Hotel revenue decreased by $21 million and $10 million during the years ended December 31, 2018 and 2017, respectively, when compared to the same periods in 2017 and 2016, primarily due to increased marketing efficiency from paid online marketing channels, and in 2018, increased with the elimination of some marginal and unprofitable revenue within these offerings, in addition to realignment of certain capital resources within the Hotel segment. These steps have resulted in increased profitability within the Hotel segment; however, these changes have had an adverse impact on other Hotel revenue performance in 2018 and 2017.

Non-Hotel Segment

For the years ended December 31, 2018, 2017 and 2016, our Non-Hotel segment revenue accounted for 28%, 23% and 20%, respectively, of our total consolidated revenue. Our Non-Hotel segment revenue increased by $98 million or 27% and $70 million or 24%, for the years ended December 31, 2018 and 2017, respectively, when compared to the same periods in 2017 and 2016, respectively, driven by Experiences and Restaurants, as we continue our investment in product, bookable supply and marketing.

Experiences continued to generate strong revenue due to increased growth in bookings, which was primarily driven by an increased and greater selection of bookable supply, and growth in demand from bookings sourced by TripAdvisor. Another contributing factor was the key feature improvements made to the shopping experience, which improvements are ongoing. In addition, we launched a new supplier platform during the fourth quarter of 2018, which increased the efficiency with which suppliers can participate and market their bookable experiences, thereby offering consumers a greater selection of travel activities and experiences. Continued strong revenue growth in Restaurants was primarily due to seated diner growth, mobile bookings growth, user experience improvements, and increased bookable supply of restaurant listings, as well as increased revenue from TripAdvisor websites. Rentals’ revenue decreased during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to increasing competition in the alternative accommodations marketplace and our strategic re-allocation of resources within the Non-Hotel segment to support growth in Experiences and Restaurants, and to a lesser extent the continued migration of our subscription model to our free-to-list model. Revenue in our Rentals offering decreased slightly during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to the continued migration of our subscription model to our free-to-list model, in addition to a slower growth rate in our free-to-list revenues than 2016.

Adjusted EBITDA and Adjusted EBITDA margin in our Non-Hotel segment increased $21 million and to 14%, respectively, during the year ended December 31, 2018 when compared to the same period in 2017. This increase was primarily driven by the increase in our Non-Hotel segment revenue, partially offset primarily by increased personnel and overhead costs of $41 million, to support growth in this segment during the year ended December 31, 2018, as well as an increase in online advertising costs. Adjusted EBITDA and Adjusted EBITDA margin in our Non-Hotel segment increased $73 million and to 13%, respectively, during the year ended December 31, 2017 when compared to the same period in 2016. This increase was primarily driven by the increase in our Non-Hotel segment revenue, in addition to increased efficiencies in paid online marketing channels and other operational synergies across our Experiences and Rentals offerings, partially offset by increased personnel and overhead costs to support growth in this segment for the year ended December 31, 2017.

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

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	(in millions)
Direct costs	$67	$53	$51	26%	4%
Personnel and overhead	19	19	20	0%	(5%)
Total cost of revenue	$86	$72	$71	19%	1%
% of revenue	5.3%	4.6%	4.8%

2018 vs. 2017

Cost of revenue increased $14 million during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to increased direct costs associated with prepaid tour tickets and merchant credit card and other transaction payment processing fees as a result of revenue growth in our Non-Hotel segment and, to a lesser extent, an increase in transaction costs related to revenue generation in our Hotel segment.

2017 vs. 2016

Cost of revenue increased $1 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to increased direct costs from merchant credit card and other transaction payment processing fees as a result of revenue growth in our Non-Hotel segment.

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising, television and other offline advertising, promotions and public relations. In addition, our sales and marketing expenses consist of indirect costs such as personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation expense, and bonuses for sales, sales support, customer support and marketing employees.

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	(in millions)
Direct costs	$553	$639	$554	(13%)	15%
Personnel and overhead	225	210	202	7%	4%
Total selling and marketing	$778	$849	$756	(8%)	12%
% of revenue	48.2%	54.6%	51.1%

2018 vs. 2017

Direct selling and marketing costs decreased $86 million during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to decreased SEM and online traffic acquisition costs in our Hotel segment, partially offset by an increase in our Hotel segment television advertising campaign spend of $40 million during the year ended December 31, 2018, and by an increase in online and offline advertising costs in our Non-Hotel segment during the year ended December 31, 2018 when compared to the same period in 2017. Personnel and overhead costs increased $15 million during the year ended December 31, 2018 when compared to the same period in 2017, due to an increase in headcount in our Non-Hotel segment to support business growth.

2017 vs. 2016

Direct selling and marketing costs increased $85 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to costs incurred related to the launch of a new television campaign in June of 2017, as well as an increase in SEM and other online traffic acquisition costs in our Hotel segment during the first half of 2017, partially offset by a decrease in other advertising costs. We spent $74 million on our television advertising campaign during the year ended December 31, 2017 attributable to our Hotel segment, which we did not incur during the year ended December 31, 2016.

Technology and Content

Technology and content expenses consist primarily of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense, and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our websites and mobile apps. Other costs include licensing, maintenance expense, computer supplies, telecom costs, content translation costs, and consulting costs.

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	(in millions)
Personnel and overhead	$246	$219	$213	12%	3%
Other	29	24	30	21%	(20%)
Total technology and content	$275	$243	$243	13%	0%
% of revenue	17.0%	15.6%	16.4%

2018 vs. 2017

Technology and content costs increased $32 million during the year ended December 31, 2018 when compared to the same period in 2017 primarily due to increased personnel and overhead costs, which includes an increase in stock-based compensation of $11 million for the year ended December 31, 2018, primarily as a result of an increase in headcount to support business growth in our Non-Hotel segment. Other costs increased by $5 million during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to an increase in software and other professional licensing costs.

2017 vs. 2016

Technology and content costs remained flat during the year ended December 31, 2017 when compared to the same period in 2016. Personnel and overhead costs increased $6 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily to support our mobile phone and website initiatives, as well as to support business growth, partially offset by a decrease in contingent staff costs. Other costs decreased by $6 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to a decrease in content translation costs.

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

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	(in millions)
Personnel and overhead	$129	$116	$101	11%	15%
Professional service fees and other	48	41	42	17%	(2%)
Total general and administrative	$177	$157	$143	13%	10%
% of revenue	11.0%	10.1%	9.7%

2018 vs. 2017

General and administrative costs increased $20 million during the year ended December 31, 2018 when compared to the same period in 2017. Personnel costs and overhead costs increased $13 million during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to an increase in stock-based compensation of $10 million, which was primarily as a result of equity awards granted to our CEO in November 2017. Professional service fees and other increased $7 million during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to an increase of $5 million in legal settlements and to a lesser extent an increase in bad debt expense.

2017 vs. 2016

General and administrative costs increased $14 million during the year ended December 31, 2017 when compared to the same period in 2016. Personnel costs and overhead costs increased $15 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily related to an increase in stock-based compensation of $10 million. Professional service fees and other decreased $1 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to a decrease in consulting costs and non-income taxes, partially offset by an increase in bad debt expense.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, our corporate headquarters building and amortization of capitalized software and website development costs.

	Year ended December 31,
	2018	2017	2016
	(in millions)
Depreciation	$82	$79	$69
% of revenue	5.1%	5.1%	4.7%

Depreciation expense increased $3 million and $10 million during the years ended December 31, 2018 and 2017 when compared to the same periods in 2017 and 2016, respectively, primarily due to an increase in amortization related to capitalized software and website development costs.

Amortization of Intangible Assets

Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Year ended December 31,
	2018	2017	2016
	(in millions)
Amortization of intangible assets	$34	$32	$32
% of revenue	2.1%	2.1%	2.2%

Amortization of intangible assets increased $2 million during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to incremental amortization from purchased definite-lived intangibles related to a business acquisition during 2018. Refer to “Note 3: Acquisitions and Other Investments” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for additional information on our acquisitions. Amortization of intangible assets remained flat during the year ended December 31, 2017 when compared to the same period in 2016, as incremental amortization from purchased definite-lived intangibles related to business acquisitions in 2016 were offset due to the completion of amortization related to certain intangible assets from business acquisitions in prior periods.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2015 Credit Facility, 2016 Credit Facility, and Chinese Credit Facilities, as well as interest on our financing obligation related to our corporate headquarters.

	Year ended December 31,
	2018	2017	2016
	(in millions)
Interest expense	$(12)	$(15)	$(12)

Interest expense decreased $3 million during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to lower average outstanding borrowings on our 2015 Credit Facility during the year ended December 31, 2018. Interest expense increased $3 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to an increase in interest incurred related to higher average outstanding borrowings and effective interest rates during the year ended December 31, 2017, primarily on our 2015 Credit Facility. Refer to “Note 10: Debt” and “Note 14: Commitments and Contingencies” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for additional information on our borrowing facilities and our financing obligation related to our corporate headquarters building, respectively.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned from our money market funds and marketable securities, amortization of discounts and premiums on our marketable securities, net foreign exchange gains and losses, and gains and losses on sales of our marketable securities.

	Year ended December 31,
	2018	2017	2016
	(in millions)
Interest income and other, net	$2	$1	$(3)

Interest income and other, net increased $1 million during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to an increase in interest income earned from our money market funds of $6 million and a loss of $2 million in 2017 related to our investment in a privately-held company which did not reoccur in 2018, partially offset by an increase of $7 million in net foreign currency transaction losses as a result of the fluctuation of foreign exchange rates. Interest income and other, net increased $4 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to an increase of $6 million in net foreign currency transaction gains, as a result of the fluctuation of foreign exchange rates, partially offset by a loss of $2 million related to our investment in a privately-held company recognized during the year ended December 31, 2017, which did not occur in 2016.

Provision for Income Taxes

	Year ended December 31,
	2018	2017	2016
	(in millions)
Provision for income taxes	$60	$129	$31
Effective income tax rate	34.7%	117.3%	20.5%

On December 22, 2017, the 2017 Tax Act was signed into United States tax law. The legislation significantly changed U.S. tax law by, among other provisions, lowering corporate income tax rates, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The 2017 Tax Act permanently reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. Refer to “Note 11: Income Taxes” in the notes to our consolidated financial statements in Item 8 for further information on the financial statement impact of the 2017 Tax Act.

Our effective income tax rate is higher than the federal statutory rate in the United States primarily due to foreign valuation allowances, unrecognized tax benefits, and non-deductible stock based compensation. This is partially offset by international provisions from the 2017 Tax Act, and earnings in jurisdictions outside the United States, where our effective income tax rate is lower.

2018 vs. 2017

          Our effective income tax rate decreased to 34.7% during the year ended December 31, 2018 from 117.3% in the same period in 2017. The decrease in the effective tax rate for the year ended December 31, 2018 when compared to the same period in 2017, was primarily due to the Transition Tax and remeasurement of our deferred tax assets and liabilities as a result of the 2017 Tax Act recorded in 2017 and which did not reoccur in 2018, as well as the decrease in the U.S. corporate tax rate.

2017 vs. 2016

          Our effective income tax rate increased to 117.3% during the year ended December 31, 2017 from 20.5% in the same period in 2016. The change in the effective income tax rate for 2017 compared to the 2016 rate was primarily due to the Transition Tax and remeasurement of our deferred tax assets and liabilities as a result of the 2017 Tax Act, foreign valuation allowances, and non-deductible stock based compensation. We recorded an estimate of $67 million of Transition Tax, and $6 million due to a remeasurement of our net deferred tax assets, during the year ended December 31, 2017, which reflected provisional amounts for those specific income tax effects of the 2017 Tax Act, which did not occur in 2016.

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

Adjusted EBITDA is also our segment profit measure and a key measure used by our management and board of directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation and other stock-settled obligations; (6) goodwill, long-lived asset and intangible asset impairments; (7) legal reserves and settlements; and (8) other non-recurring expenses and income. During the fourth quarter of 2018, the Company revised its Adjusted EBITDA definition to exclude legal reserves and settlements, as the Company believes these costs are not directly tied to the core operations of our business. The Company believes that excluding these amounts better enables management and investors to compare financial results between periods as these costs may vary independent of business performance. This revision to our definition did not have a material impact to Adjusted EBITDA for any period prior to the year ended December 31, 2018; therefore, no reclassifications have been made to conform the prior periods to the current period presentation. This revision had no effect on GAAP results in any period.

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

•	Adjusted EBITDA does not reflect certain income and expenses not directly tied to the core operations of our business, such as legal reserves and settlements;
•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and
•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2018	2017	2016
	(in millions)
Net income (loss)	$113	$(19)	$120
Add: Provision for income taxes	60	129	31
Add: Other expense (income), net	10	14	15
Add: Stock-based compensation	118	96	85
Add: Legal reserves and settlements	5	-	-
Add: Amortization of intangible assets	34	32	32
Add: Depreciation	82	79	69
Adjusted EBITDA	$422	$331	$352

Liquidity and Capital Resources

Our principal source of liquidity is cash flows generated from operations, although liquidity needs can also be met through drawdowns under our credit facilities. As of December 31, 2018 and 2017, we had $670 million and $735 million, respectively, of cash, cash equivalents and short and long-term available-for-sale marketable debt securities. As of December 31, 2018 approximately $237 million of our cash and cash equivalents, and $15 million of short-term available-for-sale marketable debt securities, were held by our international subsidiaries outside of the United States, with the majority in the United Kingdom. As of December 31, 2018 the significant majority of total cash on hand is denominated in U.S. dollars. Cumulative undistributed earnings of foreign subsidiaries totaled approximately $651 million as of December 31, 2018. During the year ended December 31, 2018, we made a one-time repatriation of $325 million of foreign earnings to the United States primarily to repay our remaining outstanding debt under the 2015 Credit Facility. We intend to indefinitely reinvest the remaining foreign undistributed earnings although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S.

income taxes or tax benefits. The amount of any unrecognized deferred income tax on this temporary difference is not material.

As of December 31, 2018, we had no outstanding borrowings and approximately $1.2 billion of borrowing capacity available under our 2015 Credit Facility and approximately $40 million of borrowing capacity available under our Chinese Credit Facilities. For further discussion on our credit facilities, see below, and also refer to “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K.

2015 Credit Facility

In June 2015, we entered into a five year credit agreement with a group of lenders which, among other things, provided for a $1 billion unsecured revolving credit facility (the “2015 Credit Facility”). In May 2017, the 2015 Credit Facility was amended to, among other things, (i) increase the aggregate amount of revolving loan commitments available from $1.0 billion to $1.2 billion; and (ii) extend the maturity date of the 2015 Credit Facility from June 26, 2020 to May 12, 2022 (the “First Amendment”). Borrowings under the 2015 Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on the Company’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on the Company’s leverage ratio. The Company may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pound.

As of December 31, 2018, we had no outstanding borrowings and approximately $1.2 billion of borrowing capacity available under our 2015 Credit Facility. We are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of December 31, 2018, our unused revolver capacity was subject to a commitment fee of 0.15%, given the Company’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swingline borrowings on same-day notice.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. As of December 31, 2018 and December 31, 2017, we were in compliance with all of our debt covenants.

2016 Credit Facility

We were party to an uncommitted facility agreement which provided for a $73 million unsecured revolving credit facility (the “2016 Credit Facility”) with no specific expiration date. We initially borrowed $73 million from this uncommitted credit facility in 2016 and repaid the full amount during the year ended December 31, 2017. These funds were used for general working capital needs of the Company, primarily for partial repayment of our 2015 Credit Facility.  In June 2018, the Company terminated the 2016 Credit Facility and had no outstanding borrowings under the 2016 Credit Facility at the time of termination.

Chinese Credit Facilities

We are parties to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period.

Borrowings under our Chinese Credit Facility—BOA generally bears interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of December 31, 2018 there were no outstanding borrowings under our Chinese Credit Facility—BOA.

We are also parties to a RMB 70,000,000 (approximately $10 million), one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). Our Chinese Credit Facility—JPM generally bears interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of December 31, 2018, there were no outstanding borrowings under our Chinese Credit Facility—JPM.

On February 15, 2013, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. During the year ended December 31, 2016, we repurchased 2,002,356 shares of the Company’s outstanding common stock under this share repurchase program at an aggregate cost of $105 million, and completed this share repurchase program. On January 25, 2017, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under another share repurchase program. During the year ended December 31, 2017, we repurchased a total of 6,079,003 shares of the Company’s outstanding common stock at an aggregate cost of $250 million, and completed this share repurchase program.

On January 31, 2018, our Board of Directors authorized an additional repurchase of up to $250 million of our shares of common stock under a share repurchase program. This share repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. During the year ended December 31, 2018, we repurchased 2,582,198 shares of the Company’s outstanding common stock at an aggregate cost of $100 million. As of December 31, 2018, we had a remaining $150 million available to repurchase shares of our common stock under this share repurchase program.

Our business experiences seasonal fluctuations that affect the timing of our annual cash flows related to working capital. In our Rentals free-to-list model and our Experiences offerings, we receive cash from travelers at the time of booking and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the suppliers, or the property rental owners and experience providers, after the travelers’ use. Therefore, we receive cash from the traveler prior to paying the supplier and this operating cycle represents a working capital source or use of cash to us. During the first half of the year Rentals and Experiences bookings typically exceed the amount of completed stays and tour-taking, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. While we expect the impact of seasonal fluctuations to continue, further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

We believe that our available cash, cash equivalents and marketable securities, combined with expected cash flows generated by operating activities and available borrowings from our credit facilities, will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions, share repurchases, and/or other expenditures in support of our business strategy, thus may potentially reduce our cash balance and/or increase our debt.

Our cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,
	2018	2017	2016
	(in millions)
Net cash provided by (used in):
Operating activities	$405	$238	$321
Investing activities	(49)	6	(163)
Financing activities	(358)	(200)	(143)

During the year ended December 31, 2018, our primary use of cash was in operations, financing activities, including the repayment of combined outstanding borrowings under the 2015 Credit Facility and Chinese Credit Facilities of $245 million, repurchases of our outstanding common stock at an aggregate cost of $100 million under our existing share repurchase program, and investing activities, including capital expenditures incurred during the year of $61 million and business acquisitions and other investing activities of $36 million. This use of cash was funded primarily with cash on hand and cash equivalents, which included a one-time cash repatriation $325 million of foreign earnings to the United States, cash provided by operations, and investing activities, including net cash generated of $48 million from purchases, sales and maturities of marketable securities.

During the year ended December 31, 2017, our primary use of cash was in operations, financing activities, including the repayment of borrowings under the 2015 Credit Facility of $296 million, repurchases of our outstanding common stock at an aggregate cost of $250 million under a share repurchase program, repayment of outstanding borrowings under the 2016 Credit Facility of $73 million, and investing activities, including capital expenditures incurred during the year of $64 million. This use of cash was funded primarily with cash on hand and cash equivalents, cash provided by operations, financing activities, including additional net borrowings of $433 million under the 2015 Credit Facility, and investing activities, including net cash generated of $70 million from purchases, sales and maturities of marketable securities.

During the year ended December 31, 2016, our primary use of cash was in operations, and financing activities, including the repayment of borrowings under our 2015 Credit Facility of $210 million, repurchases of our outstanding common stock at an aggregate cost of $105 million under a share repurchase program, and investing activities, including capital expenditures incurred during the year of $72 million and net cash used of a $50 million in purchases, sales and maturities of marketable securities, and business acquisitions and other investments of $43 million. This use of cash was funded primarily with cash on hand and cash equivalents, cash provided by operations, and financing activities, including additional borrowings of $101 million under the 2015 Credit Facility and $73 million under the 2016 Credit Facility.

For the year ended December 31, 2018, net cash provided by operating activities increased by $167 million or 70% when compared to the same period in 2017, primarily due to an increase in net income of $132 million and an increase in net working capital movements of $35 million, primarily due to the timing of collection of customer receivables, vendor payments, and income tax payments.  For the year ended December 31, 2017, net cash provided by operating activities decreased by $83 million or 26% when compared to the same period in 2016, primarily due to a decrease in net income of $139 million and a decrease in net working capital movements of $14 million, partially offset by an increase in non-cash items affecting cash flow of $70 million which is primarily due to an increase in the following items: deferred tax expenses; stock-based compensation; and depreciation. The decrease in working capital movements of $14 million was primarily due to the timing of collection of customer receivables, vendor payments, income tax payments, and deferred merchant payments.

For the year ended December 31, 2018, net cash provided by investing activities decreased by $55 million when compared to the same period in 2017, primarily due to a decrease in net cash generated from the purchases, sales and maturities of our marketable securities of $22 million, and an increase in cash paid for business acquisitions and other investing activities of $36 million during year ended December 31, 2018. For the year ended December 31, 2017, net cash provided by investing activities increased by $169 million when compared to the same period in 2016, primarily due to an increase in net cash provided from the purchases, sales and maturities of our marketable securities of $120 million, a decrease in cash paid for business acquisitions and other investments of $43 million, and a decrease in capital expenditures of $8 million.

For the year ended December 31, 2018, net cash used in financing activities increased by $158 million when compared to the same period in 2017, primarily due to a net repayment on our 2015 Credit Facility of $230 million during the year ended December 31, 2018, compared to a net borrowing of $137 million during the year ended December 31, 2017, partially offset by a decrease of $150 million in cash used to purchase shares of our common stock under our share repurchase programs in 2018, as discussed above, as well as the repayment of our 2016 Credit Facility borrowings of $73 million during the year ended December 31, 2017, which did not reoccur in 2018. For the year ended December 31, 2017, net cash used in financing activities increased by $57 million when compared to the same period in 2016, primarily due to an increase of $145 million in cash used in 2017 to purchase shares of our common stock under our share repurchase programs in 2017, as discussed above, as well as a net new borrowing on our 2016 Credit Facility of $73 million in 2016 which was subsequently repaid in 2017, partially offset by an increase in net borrowings under our 2015 Credit Facility of $246 million for the year ended December 31, 2017 when compared to the same period in 2016.

The following table summarizes our material contractual obligations and commercial commitments as of December 31, 2018:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Property leases, net of sublease income (1)	$193	$25	$49	$43	$76
2017 Tax Act - Transition tax liability	31	-	-	4	27
Expected commitment fee payments on 2015 Credit Facility (2)	6	2	3	1	-
Purchase obligations and other (3)	19	7	8	3	1
Total (4),(5)	$249	$34	$60	$51	$104

(1)

Estimated future minimum rental payments under operating leases with non-cancelable lease terms, including our corporate headquarters lease in Needham, MA. Refer to “Office Lease Commitments” discussion below.

(2)

Expected commitment fee payments are based on the daily unused portion of the 2015 Credit Facility, issued letters of credit, and the effective commitment fee rate as of December 31, 2018; however, these variables could change significantly in the future.

(3)

Estimated purchase obligations that are fixed and determinable are primarily related to telecommunication and licensing contracts, with various expiration dates through approximately December 2024. These contracts have non-cancelable terms or are cancelable only upon payment of significant penalty.

(4)

Excluded from the table was $148 million of unrecognized tax benefits, including interest, that we have recorded in other long-term liabilities for which we cannot make a reasonably reliable estimate of the amount and period of payment. We do not anticipate any material changes in the next year. Refer to “Note 11: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further discussion.

(5)	Excluded from the table was $3 million of undrawn standby letters of credit, primarily related to our property leases.

Office Lease Commitments

In June 2013 we entered into a lease for a new corporate headquarters building (“Headquarters Lease”). Pursuant to the Headquarters Lease, the landlord built an approximately 280,000 square foot rental building in Needham, Massachusetts (the “Premises”), and leased the Premises to the Company as our corporate headquarters for an initial term of 15 years and 7 months or through December 2030. The Company also has an option to extend the term of the Headquarters Lease for two consecutive terms of five years each.

Because we were involved in the construction project and were responsible for paying a significant portion of the costs of normal finish work and structural elements of the Premises, the Company was deemed for accounting purposes to be the owner of the Premises during the construction period under build to suit lease accounting guidance under GAAP. Therefore, the Company recorded project construction costs during the construction period incurred by the landlord as a construction-in-progress asset and a related construction financing obligation on our consolidated balance sheets. The amounts that the Company has paid or incurred for normal tenant improvements and structural improvements had also been recorded to the construction-in-progress asset.

Upon completion of construction at end of the second quarter of 2015, we evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under GAAP. We concluded that we have forms of continued economic involvement in the facility, and therefore did not meet the provisions for sale-leaseback accounting. This determination was based on the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Therefore, the Headquarters Lease is accounted for as a financing obligation. Accordingly, we began depreciating the building asset over its estimated useful life and incurring interest expense related to the financing obligation imputed using the effective interest rate method. We bifurcate our lease payments pursuant to the Premises into: (i) a portion that is allocated to the building (a reduction to the financing obligation) and; (ii) a portion that is allocated to the land on which the building was constructed. The portion of the lease obligations allocated to the land is treated as an operating lease that commenced in 2013. The lease costs allocated to the land are recognized as rent expense on a straight-line basis over the term of the lease and are recorded in general and administrative expense in the consolidated statements of operations. The financing obligation is considered a long-term finance lease obligation and is recorded to other long-term liabilities on our consolidated balance sheet. In the years ended December 31, 2018, 2017 and 2016, the Company recorded $7 million of interest expense in each year, respectively, $3 million of depreciation expense in each year, respectively, and $2 million of rent expense in each year, in general and administrative expense, respectively, on our consolidated statements of operations related to the Premises.

We also lease an aggregate of approximately 450,000 square feet of office space at approximately 40 other locations across North America, Europe and Asia Pacific in cities such as, New York, Boston, London, Sydney, Barcelona, Paris, and Beijing, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in June 2027.

As of December 31, 2018, future minimum commitments under our Headquarters Lease and other non-cancelable operating leases for office space with terms of more than one year and contractual sublease income were as follows:

Year	Corporate Headquarters Lease (1)	Other Operating Leases	Sublease Income	Total Lease Commitments (Net of Sublease Income)
	(in millions)
2019	$9	$19	$(3)	$25
2020	9	18	(2)	25
2021	10	16	(2)	24
2022	10	16	(2)	24
2023	10	9	—	19
Thereafter	67	9	—	76
Total	$115	$87	$(9)	$193

(1)	Amount includes an $83 million financing obligation, which we have recorded in other long-term liabilities on our consolidated balance sheet at December 31, 2018, related to our Headquarters Lease.

The Financial Accounting Standards Board (“FASB”) issued new lease accounting guidance under ASC 842, Leases, which the Company will adopt on January 1, 2019. Upon adoption, we expect our Headquarters Lease to be classified and accounted for as a finance lease under the new accounting guidance, rather than as a financing obligation under the existing GAAP. Upon adoption of the new guidance, we expect to derecognize amounts in property and equipment, net and other long-term liabilities on our consolidated balance sheet as of December 31, 2018 related to our Headquarters Lease of approximately $62 million and $70 million, respectively, with the difference recorded to our opening balance of retained earnings as of the adoption date. Accordingly, we expect to then recognize a right-of-use (ROU) asset ranging from $105 million to $120 million and a lease liability of approximately $85 million to $95 million based on the initial measurement of the present value of the remaining lease payments over the remaining lease term. The difference between the ROU asset and lease liability relates to a net prepaid rent balance. We expect our office space leases, except for our Headquarters Lease, to remain operating leases under the new guidance, which we will recognize ROU assets and corresponding lease liabilities on our consolidated balance sheet under the new guidance. We expect to recognize ROU assets ranging from $70 million to $80 million and lease liabilities of approximately $85 million to $95 million based on the present value of the remaining rental payments for these office leases as of January 1, 2019. The difference in the ROU asset and the lease liability is the result of balances already recognized related to deferred and prepaid rent balances. We do not expect the adoption of this new guidance will have a material impact, either on an annual or quarterly basis, to our consolidated statement of operations, including operating income, net income and adjusted EBITDA, as well as to our consolidated statement of cash flows on a go-forward basis. Refer to “Note 2: Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further discussion regarding the new lease accounting guidance and its expected impact of adoption to our consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

As of December 31, 2018, other than the items discussed above, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contingencies

In the ordinary course of business, we are parties to regulatory and legal matters, including threats thereof, arising out of our operations. These matters may involve claims involving patent and intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer matters), defamation and other claims. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

On December 22, 2017, the Securities and Exchange Commission issued SAB 118, which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Accordingly, we recorded an estimate of $67 million of Transition Tax, and $6 million due to a remeasurement of our net deferred tax assets, during the year ended December 31, 2017, which reflected provisional amounts for those specific income tax effects of the 2017 Tax Act. December 22, 2018 marked the end of the measurement period for the purposes of SAB 118. During the measurement period, impacts of the law were recorded at the time a reasonable estimate for all or a portion of the effects were made, and provisional amounts were recognized and adjusted as information became available, prepared, or analyzed. As permitted under SAB 118, we have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of December 31, 2018. During the year ended December 31, 2018, we recorded a $2 million income tax expense related to the Transition Tax, which reflects additional information that we obtained during 2018 related to uncertain tax positions, earnings and profits, foreign tax credits, and state taxes. We also recorded a $2 million benefit related to the adjustment of deferred taxes based on the tax rate that is expected to apply when such deferred taxes are settled or realized in future periods.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010, and short-period 2011 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the short-period 2011, 2012 and 2013 tax years and under an employment tax audit with the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of December 31, 2018, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

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

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. The Company recorded a tax benefit of $3 million, $5 million and $6 million in its consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively. Since the Court’s 2015 opinion, the Company has taken total income tax benefits of $15 million as of December 31, 2018. On July 24, 2018, the IRS won the appeals court case at the Ninth Circuit; however, on August 7, 2018, the Ninth Circuit withdrew its decision regarding Altera and the case was reheard. While we have taken an income tax benefit based on the Court’s 2015 opinion, as discussed above, we will continue to review the latest decisions on the case and its impact to our consolidated financial statements.

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

Refer to “Note 11: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information on the impact of the 2017 Tax Act,  potential contingencies surrounding current audits by the IRS and various other domestic and foreign tax authorities, and other income tax matters.

Certain Relationships and Related Party Transactions

For information on our relationships with LTRIP and Expedia refer to “Note 17: Related Party Transactions” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K.

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

Refer to “Note 2: Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for an overview of our significant accounting policies and new accounting pronouncements that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

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

The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the evaluation of goodwill for impairment, we generally first perform a qualitative assessment to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that the estimated fair value of the reporting unit is less than the carrying amount. Periodically, we may choose to forgo the initial qualitative assessment and proceed directly to a quantitative analysis to assist in our annual evaluation. When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, including, but not limited to, the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments from the date of acquisition to establish an updated baseline quantitative analysis, and other performance and market indicators. During a qualitative assessment, if we determine that it is not more likely than not that the implied fair value of the goodwill is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the goodwill is less than its carrying amount, we then perform a quantitative assessment and compare the estimated fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, the goodwill impairment is measured using the difference between the carrying value and the fair value of the reporting unit; however, any loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

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

During the Company's annual goodwill impairment test during the fourth quarter of 2018, a qualitative assessment for each of our reporting units' goodwill was performed and we concluded it was not more likely than not that an impairment existed. Accordingly, we did not proceed to a quantitative assessment or recognize any impairment charges during the year ending December 31, 2018. As part of our qualitative assessment for our 2018 goodwill impairment analysis of our reporting units, the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) evaluation of current and future forecasted financial results of the reporting units, (f) comparison of our current financial performance to historical and budgeted results of the reporting units, (g) change in excess of the Company’s market capitalization over its book value, (h) changes in estimates, valuation inputs, and/or assumptions since the last quantitative analysis of the reporting units, (i) changes in the regulatory environment; (j) changes in strategic outlook or organizational structure and leadership of the reporting units; and (k) other relevant factors, and how these factors might impact specific performance in future periods. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

We also periodically review the carrying amount of our definite-lived intangible assets and other long-term assets, including property and equipment and website and internal use software, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset of the group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows, using an appropriate discount rate. Any impairment would be measured by the amount that the carrying values, of such asset groups, exceed their fair value and would be included in operating income on the consolidated statement of operations. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. We have not identified any circumstances that would warrant an impairment charge for any recorded definite-lived intangibles or other long term assets on our consolidated balance sheet at December 31, 2018.

Income Taxes

We record income taxes under the asset and liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted income tax rates expected to be in effect when we realize the underlying items of income and expense. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. We classify deferred tax assets and liabilities as noncurrent on our consolidated balance sheet. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

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

On December 22, 2017, the 2017 Tax Act was signed into United States tax law. The legislation significantly changed U.S. tax law by, among other provisions, lowering corporate income tax rates, and imposing Transition Tax. The 2017 Tax Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The 2017 Tax Act also provided for prospective changes that began in 2018. Under GAAP, the effects of changes in income tax rates and laws are recognized in the period in which the new legislation is enacted.

We are subject to additional requirements of the 2017 Tax Act which began during the year ended December 31, 2018. Those provisions include a deduction for foreign derived intangible income (“FDII”), GILTI, a limitation of certain executive compensation, and other immaterial provisions. We have elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective income tax rate calculation. Our 2018 effective income tax rate includes our estimates of these new provisions, with a net tax benefit of $5 million recorded during the year ended December 31, 2018. Our estimates may be revised in future periods as we obtain additional data, and as the IRS issues new guidance implementing the law changes.

Refer to “Note 11: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information on income taxes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. We are exposed to market risks primarily due to our international operations, and our ongoing investing and financial activities. The risk of loss can be assessed from the perspective of adverse changes in our future earnings, cash flows, fair values, and financial condition. Our exposure to market risk includes our credit facilities, derivative instruments, cash, cash equivalents, short term and long term marketable securities, accounts receivable, intercompany receivables/payables, accounts payable and deferred merchant payables denominated in foreign currencies. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage and attempt to mitigate our exposure to such risks.

Interest Rates

As of December 31, 2018, our primary exposure to changes in interest rates relates primarily to our investment portfolio. Changes in interest rates affect the amount of interest earned on our cash, cash equivalents, and marketable securities, and the fair value of those securities.  Our interest income and expense is most sensitive to fluctuations in U.S. interest rates and Libor.

We currently invest our excess cash in cash deposits at major global banks, money market funds, and marketable securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We invest in highly-rated securities, and our investment policy limits the amount of credit exposure to any one issuer. Our investment policy requires our investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

In order to provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our current investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2018, a hypothetical 100 basis point increase in interest rates across all maturities would not result in a material decline in the fair value of the portfolio. In addition, such losses would only be realized if we sold the investments prior to maturity. Refer to “Note 7: Financial Instruments and Fair Value Measurements” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information on our investment portfolio and other financial instruments. As of December 31, 2018, we had no outstanding borrowings under our 2015 Credit Facility.

We currently do not hedge our interest rate risk; however, we are continually evaluating the interest rate market, and if we become increasingly exposed to potentially volatile movements in interest rates, and if these movements are material, this could cause us to adjust our financing strategy. We did not experience any material financial impact from changes in interest rates for the years ended December 31, 2018, 2017 or 2016.

Foreign Currency Exchange Rates

We conduct business in certain international markets, primarily the European Union, including the United Kingdom, and also Singapore and Australia. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign currency exchange rates.
Some of our subsidiaries maintain their accounting records in their respective local currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates may impact the translation of those subsidiary’s financial statements into U.S. dollars. As a result, we face exposure to adverse movements in foreign currency exchange rates as the financial results of our non-U.S. dollar operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. If the U.S. dollar weakens against the functional currency, the translation of these foreign-currency-denominated balances will result in increased net assets, revenue, operating expenses, operating income and net income. Similarly, our net assets, revenue, operating expenses, operating income and net income will decrease if the U.S. dollar strengthens against the functional currency. The effect of foreign currency exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. In order to provide a meaningful assessment of the foreign currency exchange rate risk associated with our consolidated financial statements, we performed a sensitivity analysis. A hypothetical 10% decrease of the foreign currency exchange rates relative to the U.S. dollar, or strengthening of the U.S. dollar, would generate an unrealized loss of approximately $27 million related to a decrease in our net assets as of December 31, 2018, which would initially be recorded to accumulated other comprehensive income (loss) on our consolidated balance sheet.

In addition, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in transactional gains and losses. We recognize these transactional gains and losses (primarily Euro currency transactions) in our consolidated statements of operations and have recorded a foreign currency exchange loss of $6 million for the year ended December 31, 2018, gain of $1 million for the year ended December 31, 2017, and a loss of $6 million for the year ended December 31, 2016, respectively, in “Interest income and other, net” on our consolidated statements of operations. Future transactional gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar and other functional currencies, and the relative composition and denomination of monetary assets and liabilities each period.

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

Our foreign currency forward exchange contracts, to date, have principally addressed foreign currency exchange fluctuation risk between the Euro and the U.S. dollar. We have accounted for our derivative instruments to date, which have not been designated as hedges under GAAP, as either assets or liabilities and carry them at fair value. We had two outstanding forward currency contracts as of December 31, 2018 with a total notional value of $13 million. These outstanding forward currency contracts were not designated as hedges and had maturities of less than 90 days. We had no outstanding derivative contracts as of December 31, 2017. We recognize gains and losses from our derivative contracts in our consolidated statement of operations and have recorded net losses of $3 million and $1 million for the years ended December 31, 2018 and 2017, respectively, and a net gain of $2 million for the year ended December 31, 2016, in “Interest income and other, net” on our consolidated statements of operations. Refer to “Note 7: Financial Instruments and Fair Value Measurements” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further detail on our derivative instruments.

As we increase our operations in international markets, our exposure to potentially volatile movements in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions, and other factors. These changes, if material, could cause us to adjust our foreign currency risk strategies. For example, Brexit has caused significant volatility in currency exchange rates, especially between the U.S. dollar and the British pound. Continued uncertainty regarding Brexit may result in future exchange rate volatility. Since the terms of the United Kingdom’s exit from the European Union are uncertain, we are unable to predict the effect Brexit will have on our business and results of operations related to foreign currency and other market risks.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and board of directors

TripAdvisor, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TripAdvisor, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Boston, Massachusetts

February 22, 2019

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year ended December 31,
	2018	2017	2016
Revenue (Note 4)	$1,615	$1,556	$1,480

Costs and expenses:
Cost of revenue (1)(2)	86	72	71
Selling and marketing (2)	778	849	756
Technology and content (2)	275	243	243
General and administrative (2)	177	157	143
Depreciation	82	79	69
Amortization of intangible assets	34	32	32
Total costs and expenses	1,432	1,432	1,314
Operating income	183	124	166
Other income (expense):
Interest expense	(12)	(15)	(12)
Interest income and other, net (Note 19)	2	1	(3)
Total other income (expense), net	(10)	(14)	(15)
Income before income taxes	173	110	151
Provision for income taxes (Note 11)	(60)	(129)	(31)
Net income (loss)	$113	$(19)	$120
Earnings (loss) per share attributable to common stockholders (Note 5):
Basic	$0.82	$(0.14)	$0.83
Diluted	$0.81	$(0.14)	$0.82
Weighted average common shares outstanding (Note 5):
Basic	138	140	145
Diluted	140	140	147
(1) Excludes amortization expense as follows:
Amortization of acquired technology included in amortization of intangible assets	$8	$8	$7
Amortization of website development costs included in depreciation	59	54	46
	$67	$62	$53
(2) Includes stock-based compensation expense as follows (Note 6):
Cost of revenue	$1	$-	$-
Selling and marketing	$21	$21	$20
Technology and content	$51	$40	$40
General and administrative	$45	$35	$25

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year ended December 31,
	2018	2017	2016
Net income (loss)	$113	$(19)	$120
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(20)	35	(14)
Total other comprehensive income (loss)	(20)	35	(14)
Comprehensive income	$93	$16	$106

(1)

Foreign currency translation adjustments exclude income taxes due to our intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations. Refer to “Note 16: Stockholders’ Equity”.

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents (Note 7)	$655	$673
Short-term marketable securities (Note 7)	15	35
Accounts receivable and contract assets, net of allowance for doubtful accounts of $21 and $16, respectively (Note 2, Note 4)	212	230
Income taxes receivable (Note 11)	—	30
Prepaid expenses and other current assets	33	25
Total current assets	915	993
Long-term marketable securities (Note 7)	—	27
Property and equipment, net (Note 8)	253	263
Intangible assets, net (Note 9)	118	142
Goodwill (Note 9)	756	758
Deferred income taxes, net (Note 11)	27	16
Other long-term assets	98	73
TOTAL ASSETS	$2,167	$2,272
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15	$8
Deferred merchant payables (Note 2)	164	156
Deferred revenue (Note 4)	63	60
Accrued expenses and other current liabilities (Note 12)	151	148
Total current liabilities	393	372
Long-term debt (Note 10)	—	230
Deferred income taxes, net (Note 11)	21	14
Other long-term liabilities (Note 13)	282	293
Total Liabilities	696	909
Commitments and contingencies (Note 14)
Stockholders’ equity: (Note 16)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 137,158,010 and 135,617,263, respectively
Shares outstanding: 125,101,322 and 126,142,773, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,037	926
Retained earnings	1,043	926
Accumulated other comprehensive (loss) income	(62)	(42)
Treasury stock-common stock, at cost, 12,056,688 and 9,474,490 shares, respectively	(547)	(447)
Total Stockholders’ Equity	1,471	1,363
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,167	$2,272

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	(loss) income	Treasury stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2015	133,836,242	$—	12,799,999	$—	$741	$826	$(63)	(1,393,131)	$(92)	$1,412
Net income						120				120
Cumulative effect adjustment from adoption of new accounting guidance related to stock-based compensation						(1)				(1)
Other comprehensive loss							(14)			(14)
Issuance of common stock related to exercise of options and vesting of RSUs	870,225	—			7					7
Repurchase of common stock (Note 16)								(2,002,356)	(105)	(105)
Withholding taxes on net share settlements of equity awards					(15)					(15)
Stock-based compensation (Note 6)					98					98
Balance as of December 31, 2016	134,706,467	$—	12,799,999	$—	$831	$945	$(77)	(3,395,487)	$(197)	$1,502
Net loss						(19)				(19)
Other comprehensive income							35			35
Issuance of common stock related to exercise of options and vesting of RSUs	910,796	—			3					3
Repurchase of common stock (Note 16)								(6,079,003)	(250)	(250)
Withholding taxes on net share settlements of equity awards					(17)					(17)
Stock-based compensation (Note 6)					109					109
Balance as of December 31, 2017	135,617,263	$—	12,799,999	$—	$926	$926	$(42)	(9,474,490)	$(447)	$1,363
Net income						113				113
Cumulative effect adjustment from adoption of new accounting guidance (Note 2)						4				4
Other comprehensive loss							(20)			(20)
Issuance of common stock related to exercise of options and vesting of RSUs	1,540,747	—			6					6
Repurchase of common stock (Note 16)								(2,582,198)	(100)	(100)
Withholding taxes on net share settlements of equity awards					(26)					(26)
Stock-based compensation (Note 6)					131					131
Balance as of December 31, 2018	137,158,010	$—	12,799,999	$—	$1,037	$1,043	$(62)	(12,056,688)	$(547)	$1,471

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2018	2017	2016
Operating activities:
Net income (loss)	$113	$(19)	$120
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	82	79	69
Amortization of intangible assets	34	32	32
Stock-based compensation expense (Note 6)	118	96	85
Deferred tax expense (benefit) and other, net	12	39	(10)
Changes in operating assets and liabilities, net of effects from acquisitions, other investments and dispositions:
Accounts receivable, prepaid expenses and other assets	(8)	(36)	(24)
Accounts payable, accrued expenses and other liabilities	22	—	7
Deferred merchant payables	14	14	21
Income tax receivables/payables, net	13	38	20
Deferred revenue	5	(5)	1
Net cash provided by operating activities	405	238	321
Investing activities:
Capital expenditures, including internal-use software and website development	(61)	(64)	(72)
Acquisitions and other investments, net of cash acquired (Note 3)	(24)	—	(43)
Purchases of marketable securities	(16)	(63)	(166)
Sales of marketable securities	59	105	84
Maturities of marketable securities	5	28	32
Other investing activities, net	(12)	—	2
Net cash provided by (used in) investing activities	(49)	6	(163)
Financing activities:
Repurchase of common stock (Note 16)	(100)	(250)	(105)
Proceeds from 2015 credit facility, net of financing costs	5	433	101
Payments to 2015 credit facility	(235)	(296)	(210)
Proceeds from Chinese credit facilities	2	—	7
Payments to Chinese credit facilities	(10)	—	(1)
Proceeds from 2016 credit facility, net of financing costs	—	—	73
Payments to 2016 credit facility	—	(73)	—
Proceeds from exercise of stock options	6	3	7
Payment of withholding taxes on net share settlements of equity awards	(26)	(17)	(15)
Net cash used in financing activities	(358)	(200)	(143)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	17	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	(18)	61	(2)
Cash, cash equivalents and restricted cash at beginning of period	673	612	614
Cash, cash equivalents and restricted cash at end of period	$655	$673	$612
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$53	$62	$29
Cash paid during the period for interest	$8	$13	$10
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation capitalized with internal-use software and website development costs	$13	$13	$12

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BUSINESS DESCRIPTION

We refer to TripAdvisor, Inc. and our wholly-owned subsidiaries as “TripAdvisor,” “the Company,” “us,” “we” and “our” in these notes to the consolidated financial statements.

On December 20, 2011, Expedia Group, Inc. (“Expedia”) completed a spin-off of TripAdvisor into a separate publicly traded Delaware corporation. We refer to this transaction as the “Spin-Off.” TripAdvisor’s common stock began trading on the NASDAQ as an independent public company on December 21, 2011, under the trading symbol “TRIP.”

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

As a result of these transactions, as of December 31, 2018, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 14.5% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.5% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.7% of our voting power.

Description of Business

TripAdvisor is an online travel company and our mission is to help people around the world to plan, book and experience the perfect trip. We seek to achieve our mission by providing consumers and travel partners a global platform with rich consumer-generated content, price comparison tools and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants.

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Our flagship brand is TripAdvisor. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 48 markets and 28 languages worldwide. TripAdvisor features approximately 730 million reviews and opinions on approximately 8.1 million places to stay, places to eat and things to do – including 1.3 million hotels, inns, B&Bs and specialty lodging, 875,000 rental properties, 4.9 million restaurants and 1.0 million travel activities and experiences worldwide. We also enable consumers to compare prices and/or book a number of these travel experiences on either a TripAdvisor website or mobile app, or on the website or mobile app of one of our travel partners. In addition to the flagship TripAdvisor brand, we manage and operate the following other travel media brands, connected by the common goal of providing consumers the most comprehensive travel-planning and trip-taking resources in the travel industry: www.airfarewatchdog.com, www.bokun.io, www.bookingbuddy.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, and www.iens.nl), www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.vacationhomerentals.com, and www.viator.com.

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, advertising investments made by travel partners to market to potential travelers and, therefore, our revenue and profits tend to be seasonal as well. Our financial performance tends to be seasonally highest in the second and third quarters of a year, as it is a key period for leisure travel research and trip-taking, which includes the seasonal peak in traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters which represent seasonal low points. Further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include: (i) recognition and recoverability of goodwill, definite-lived intangibles and other long-lived assets; and (ii) accounting for income taxes. Refer to “Note 11: Income Taxes” for further discussion of our significant income tax amounts included in our consolidated financial statements.

Revenue Recognition

Refer to “Note 4: Revenue Recognition” for a discussion about our revenue recognition policies and other financial disclosures.

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

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising, television and other offline advertising, promotions and public relations. In addition, our sales and marketing expenses consist of indirect costs such as personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation expense, and bonuses for sales, sales support, customer support and marketing employees.

We incur advertising expense, which includes traffic generation costs from SEM and other online traffic costs, affiliate program commissions, display advertising, social media, and other online, and offline (primarily television) advertising expense, promotions and public relations to promote our brands. We expense the costs associated with communicating the advertisements in the period in which the advertisement takes place. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. For the years ended December 31, 2018, 2017 and 2016, we recorded advertising expense of $544 million, $629 million, and $543 million, respectively, in selling and marketing expense on our consolidated statements of operations. As of December 31, 2018 and 2017, we had $2 million and $5 million, respectively, of prepaid advertising expenses included in prepaid expenses and other current assets on our consolidated balance sheets. We expect to fully expense our prepaid advertising asset of $2 million as of December 31, 2018 to the consolidated statement of operations during 2019.

Technology and Content

Technology and content expenses consist primarily of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense, and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our websites and mobile apps. Other costs include licensing, maintenance expense, computer supplies, telecom costs, content translation costs, and consulting costs.

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

Stock-Based Compensation

Stock Options. The exercise price for all stock options granted by us has been equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

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

Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests. RSUs are measured at fair value based on the quoted price of our common stock at the date of grant. We amortize the fair value of RSUs as stock-based compensation expense over the vesting term, which is typically four years on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

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

Market-based performance RSUs, or market-based RSUs (“MSUs”), vest upon achievement of specified levels of market conditions. The fair value of our MSUs is estimated at the date of grant using a Monte-Carlo simulation model. The probabilities of the actual number of market-based performance units expected to vest and resultant actual number of shares of common stock expected to be awarded are reflected in the grant date fair values; therefore, the compensation expense for these awards will be recognized assuming the requisite service period is rendered and are not adjusted based on the actual number of awards that ultimately vest.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. The Company accounts for forfeitures in the period in which they occur, rather than estimate expected forfeitures.

Income Taxes

We record income taxes under the asset and liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted income tax rates expected to be in effect when we realize the underlying items of income and expense. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates. We classify deferred tax assets and liabilities as noncurrent on our consolidated balance sheet.

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

Cash and Cash Equivalents

Our cash consists of cash deposits held in global financial institutions. Our cash equivalents consist of highly liquid investments, including money market funds and marketable debt securities, with maturities of 90 days or less at the date of purchase.

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

As of December 31, 2018 and 2017, our marketable debt securities have been classified and accounted for as available-for-sale, and therefore are carried at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Fair values are determined for each individual security in the investment portfolio. We determine the appropriate classification of our marketable securities at the time of purchase and reevaluate the designations at each balance sheet date. We invest in highly-rated securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and providing liquidity of investments sufficient to meet our operating and capital spending requirements and debt repayments. Realized gains and losses on the sale of marketable securities are determined by specific identification of each security’s cost basis. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration, liquidity, and duration management. The weighted average maturity of our total invested cash shall not exceed 18 months, and no security shall have a final maturity date greater than three years, according to our investment policy.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recognized when the right to consideration becomes unconditional and are recorded net of an allowance for doubtful accounts. We record accounts receivable at the invoiced amount. Our customer invoices are generally due 30 days from the time of invoicing. Collateral is not required for accounts receivable. For accounts outstanding longer than the contractual payment terms, we determine an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and the condition of the general economy and industry as a whole.

The following table presents the changes in our allowance for doubtful accounts for the periods presented:

	December 31,
	2018	2017	2016
	(in millions)
Allowance for doubtful accounts:
Balance, beginning of period	$16	$9	$6
Charges to earnings	11	8	4
Write-offs, net of recoveries and other adjustments	(6)	(1)	(1)
Balance, end of period	$21	$16	$9

Derivative Financial Instruments

In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce, to the extent practical, our potential exposure to the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. We account for derivative instruments that do not qualify for hedge accounting as either assets or liabilities and carry them at fair value, with any subsequent adjustments to fair value recorded in interest income and other, net on our consolidated statements of operations. Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in interest income and other, net on our consolidated statements of operations. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not expected to be significant due to the short-term nature of the contracts, which to date, have typically had maturities at inception of 90 days or less. The net cash received or paid related to our derivative instruments are classified in other investing activities in our consolidated statements of cash flows. Counterparties to forward contracts consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We had not entered into any cash flow, fair value or net investment hedges as of December 31, 2018. Refer to “Note 7: Financial Instruments and Fair Value Measurements” for further disclosure on our derivatives.

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

We also establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition for asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs and are included in other long-term liabilities on our consolidated balance sheet. Our asset retirement obligations were not material as of December 31, 2018 and December 31, 2017, respectively.

Refer to “Note 2: Significant Accounting Policies,” under the section New Accounting Pronouncements Not Yet Adopted, for information on the potential impact of new lease accounting guidance on our property leases which the Company will adopt on January 1, 2019.

Business Combinations

We account for acquired businesses using the acquisition method of accounting which requires that the tangible assets and identifiable intangible assets acquired and assumed liabilities be recorded at the date of acquisition at their respective fair values. Any excess purchase price over the estimated fair value of the net tangible and intangible assets acquired is allocated to goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets may include but are not limited to future expected cash flows from customer and supplier relationships, acquired technology and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Valuations are performed by management or third party valuation specialists under management's supervision, where appropriate. Any changes to provisional amounts identified during the measurement period, calculated as if the accounting had been completed as of the acquisition date, are recognized in the consolidated statement of operations in the reporting period in which the adjustment amounts are determined.

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

The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the evaluation of goodwill for impairment, we generally first perform a qualitative assessment to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that the estimated fair value of the reporting unit is less than the carrying amount. Periodically, we may choose to forgo the initial qualitative assessment and proceed directly to a quantitative analysis to assist in our annual evaluation. When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, including, but not limited to the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments from the date of acquisition to establish an updated baseline quantitative analysis, and other performance and market indicators. During a qualitative assessment, if we determine that it is not more likely than not that the implied fair value of the goodwill is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the goodwill is less than its carrying amount, we then perform a quantitative assessment and compare the estimated fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, the goodwill impairment is measured using the difference between the carrying value and the fair value of the reporting unit; however, any loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

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

During the Company's annual goodwill impairment test during the fourth quarter of 2018, a qualitative assessment for each of our reporting units' goodwill was performed and we concluded it was not more likely than not that an impairment existed. Accordingly, we did not proceed to a quantitative assessment or recognize any impairment charges during the year ending December 31, 2018. As part of our qualitative assessment for our 2018 goodwill impairment analysis of our reporting units, the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) evaluation of current and future forecasted financial results of the reporting units, (f) comparison of our current financial performance to historical and budgeted results of the reporting units, (g) change in excess of the Company’s market capitalization over its book value, (h) changes in estimates, valuation inputs, and/or assumptions since the last quantitative analysis of the reporting units, (i) changes in the regulatory environment; (j) changes in strategic outlook or organizational structure and leadership of the reporting units; and (k) other relevant factors, and how these factors might impact specific performance in future periods. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

Intangible Assets

Intangible assets with estimable useful lives, or definite-lived intangibles, are carried at cost and are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment upon certain triggering events. We routinely review the remaining estimated useful lives of definite-lived intangible assets. If we reduce the estimated useful life assumption, the remaining unamortized balance is amortized over the revised estimated useful life.

Intangible assets that have indefinite lives are not amortized and are tested for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Similar to the qualitative assessment for goodwill, we may assess qualitative factors to determine if it is more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount, we compare the implied fair value of the indefinite-lived asset with its carrying amount. If the carrying amount of an individual indefinite-lived intangible asset exceeds its implied fair value, the individual asset is written down by an amount equal to such excess. The assessment of qualitative factors is optional and at our discretion. We may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and resume performing the qualitative assessment in any subsequent period. We base our quantitative measurement of fair value of indefinite-lived intangible assets, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate future revenues, the appropriate royalty rate and the weighted average cost of capital, however, such assumptions are inherently uncertain and actual results could differ from those estimates. The use of different assumptions, estimates or judgments could trigger the need for an impairment charge, or materially increase or decrease the amount of any such impairment charge.

The carrying value of indefinite-lived intangible assets that is subject to annual assessment for impairment is $30 million at December 31, 2018 and consists of trademarks and tradenames. During the Company's annual indefinite-lived intangible impairment test during the fourth quarter of 2018, a qualitative assessment was performed. As part of our qualitative assessment we considered, amongst other factors, the amount of excess fair value of our trade names and trademarks to the carrying value of those same assets, changes in estimates, and valuation input assumptions, since our previous quantitative analysis. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that our indefinite-lived intangible assets were not impaired as of December 31, 2018.

Impairment of Long-Lived Assets

We periodically review the carrying amount of our definite-lived intangible assets and other long-term assets, including property and equipment and website and internal use software, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset of the group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows, using an appropriate discount rate. Any impairment would be measured by the amount that the carrying values, of such asset groups, exceed their fair value and would be included in operating income on the consolidated statement of operations. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. We have not identified any circumstances that would warrant an impairment charge for any recorded definite-lived intangibles or other long term assets on our consolidated balance sheet at December 31, 2018.

Deferred Merchant Payables

In our Rentals free-to-list model and our Experiences offerings, we receive cash from travelers at the time of booking and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the suppliers, or the vacation rental owners and tour providers, respectively, after the travelers’ use. Therefore, we receive cash from the traveler prior to paying the supplier and this operating cycle represents a working capital source or use of cash to us. Our deferred merchant payables balance was $164 million and $156 million at December 31, 2018 and 2017, respectively, on our consolidated balance sheets.

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

We also have subsidiaries that have transactions in foreign currencies other than their functional currency. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in our consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. Accordingly, we have recorded net foreign currency exchange losses of $6 million, gains of $1 million, and losses of $6 million for the years ended December 31, 2018, 2017 and 2016, respectively, in interest income and other, net on our consolidated statement of operations. These amounts also include transaction gains and losses, both realized and unrealized from forward contracts.

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

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations, including concentration related to dependence on our relationships with our customers. For the years ended December 31, 2018, 2017 and 2016 our two most significant travel partners, Expedia (and its subsidiaries) and Booking (and its subsidiaries), each accounted for more than 10% of our consolidated revenue and combined accounted for 37%, 43% and 46%, respectively, of our consolidated revenue, with nearly all of this revenue concentrated in our Hotel segment. In addition, refer to “Note 18: Segment and Geographic Information” for disclosure on our concentrations for geographic revenue and products.

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents, corporate debt securities, forward contracts, and accounts receivable. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of bank account balances with financial institutions primarily denominated in U.S. dollars, Euros, British pounds, and Australian dollars, as well as, money market funds. We invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Forward contracts are transacted with various international financial institutions with high credit standings, which to date, have typically had maturities of less than 90 days. Our overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

Contingent Liabilities

Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. Significant judgment may be required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Treasury Stock

Shares of our common stock repurchased are recorded at cost as treasury stock and result in the reduction of stockholders' equity in our consolidated balance sheet. We may reissue these treasury shares. When treasury shares are reissued, we use the average cost method for determining the cost of reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in-capital. If the issuance price is lower than the cost, the difference is first charged against any credit balance in additional paid-in-capital from the previous issuances of treasury stock and any remaining balance is charged to retained earnings.

Earnings Per Share (“EPS”)

Refer to “Note 5: Earnings Per Share” for a discussion about how we compute Basic EPS and Diluted EPS.

New Accounting Pronouncements Not Yet Adopted

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

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard amends the existing standards for lease accounting and includes the requirement for lessee recognition of right-of-use (ROU) assets and lease liabilities on the balance sheet for all leases with a term longer than twelve months, which will be initially measured at the present value of the future lease payments over the lease term. Under the new guidance, leases will be classified as either finance or operating leases, with classification affecting the pattern and presentation of expenses and cash flows on our consolidated financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued additional guidance on the accounting for leases which provides companies with an additional transition method, which allows companies to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. Under this transition method, previously presented years’ financial positions and financial results would not be adjusted. We will adopt the new standard on January 1, 2019 and use the effective date as our date of initial application based on the modified retrospective approach without adjusting the comparative periods presented. Consequently, we will not update our consolidated financial statements or provide any disclosures required under the new standard for dates and periods prior to January 1, 2019.

The new guidance provides a number of optional practical expedients and exemptions available upon adoption and for ongoing accounting. We plan to elect the following practical expedients: 1) the “practical expedients package of three”, which allows us at transition to continue to maintain prior accounting conclusions under the existing guidance for leases as of the adoption date, such as whether any expired or existing contracts contain leases,  the classification of leases, and the accounting treatment for initial direct costs; thereby not being required to reassess these positions upon adoption of the new standard; 2) the “short-term lease recognition exemption”, which allows us to forego recognition of ROU assets and lease liabilities on our consolidated balance sheet for leases with a lease term of twelve months or less and which also do not include an option to renew the lease term that we are reasonably certain to exercise; 3) elect by asset class as an accounting policy, to combine lease and non-lease components as a single component and subsequently account for the combined single component as the lease component; and 4) apply the portfolio approach to similar types of leases where the Company does not reasonably expect the outcome to differ materially from applying the new guidance to individual leases.

In anticipation of adoption, we have updated our accounting policies to reflect the accounting rules within the new guidance and have completed the implementation of our lease accounting software to support our accounting process, financial reporting and the new financial disclosure requirements. We expect to implement certain new internal controls surrounding our lease accounting process upon the adoption of the new guidance.

We currently expect the primary effects of adoption of this new guidance to be as follows:

•

Office space leases. We expect our office space leases, except for our Headquarters Lease, to remain operating leases which we will recognize ROU assets and corresponding lease liabilities on our consolidated balance sheet under the new guidance. We expect to recognize ROU assets ranging from $70 million to $80 million and lease liabilities of approximately $85 million to $95 million based on the present value of the remaining rental payments for these office space leases as of January 1, 2019.  The difference in the ROU asset and the lease liability is the result of balances already recognized related to deferred and prepaid rent balances.  In addition, we do not expect our short-term lease costs, variable lease costs, primarily from rental payments that are adjusted periodically for inflation, and our initial direct costs, to be material to our consolidated financial statements.

•

Corporate headquarters lease.  We are deemed the owner for accounting purposes of our corporate headquarters building under existing GAAP. Refer to “Note 14— Commitments and Contingencies” for additional information on the accounting under existing GAAP for our Headquarters Lease. Upon adoption of the new guidance, we expect to derecognize amounts in property and equipment, net and other long-term liabilities on our consolidated balance sheet as of December 31, 2018 of approximately $62 million and $70 million, respectively, with the difference recorded to our opening balance of retained earnings as of the adoption date. We expect our Headquarters Lease to be classified and accounted for as a finance lease under the new guidance as of January 1, 2019.  Accordingly, we expect to then recognize an ROU asset ranging from $105 million to $120 million and a lease liability of approximately $85 million to $95 million based on the initial measurement of the present value of the remaining lease payments over the remaining lease term. The difference between the ROU asset and lease liability relates to a net prepaid rent balance.

We do not anticipate the income tax impact to be material to our consolidated financial statements from the adoption of this guidance. We also do not expect the adoption of this new guidance will have a material impact, either on an annual or quarterly basis, to our consolidated statement of operations and consolidated statement of cash flows on a go-forward basis. We expect to expand financial disclosure concerning leasing activity, including qualitative and quantitative disclosures.

Recently Adopted Accounting Pronouncements

In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements, in which registrants must now analyze changes in stockholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period, which the Company will begin applying this disclosure change in stockholders’ equity analysis in its March 31, 2019, Form 10-Q. This final rule is effective on November 5, 2018 and we assessed the impact on our consolidated financial statements disclosures to be not significant.

In May 2017, the FASB issued new accounting guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications which will reduce diversity in practice. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if the award’s fair value (or calculated value or intrinsic value, if those measurement methods are used), the award’s vesting conditions, and the award’s classification as an equity or liability instrument are the same immediately before and after the change. The guidance also states that an entity is not required to estimate the value of the award immediately before and after the change if the change does not affect any of the inputs to the model used to value the award. We adopted this guidance prospectively in the first quarter of 2018 and the adoption did not have an impact on our consolidated financial statements and related disclosures. We believe the new guidance will likely result in fewer changes to the terms of an award being accounted for as modifications.

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

We evaluated each of our revenue streams and applied ASC 606 as further discussed in “Note 4: Revenue Recognition.” As a result of adoption of the new revenue guidance, certain revenue streams, such as our hotel instant booking revenue recorded under the consumption model which we previously recorded upon completion of the traveler stay, is now recognized upon booking. The amount of the recognized transaction price for the commission is recorded as revenue net of the impact of estimated cancellations. We also recorded an adjustment to capitalize certain costs to obtain contracts for existing arrangements as of the implementation date. We expect the adoption of this new revenue standard will not have a material impact, either on an annual or quarterly basis, to our consolidated financial statements on an ongoing basis. Our systems and internal controls were not significantly impacted as a result of the accounting changes and we have made the necessary changes to our accounting policies and internal processes to support the new revenue recognition standard, including the related disclosures.

We recognized the cumulative effect of initial application of ASC 606 as an adjustment to the opening balance of retained earnings. We recorded a net increase in opening retained earnings of $4 million as of January 1, 2018 due to the cumulative impact of adoption of the new revenue guidance and all other accounts were not materially impacted.

NOTE 3: ACQUISITIONS AND OTHER INVESTMENTS

During the years ended December 31, 2018 and 2016, we acquired businesses which were accounted for as purchases of businesses under the acquisition method. The fair value of purchase consideration has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values on the acquisition date, with the remaining amount recorded to goodwill. Acquired goodwill represents the premium we paid over the fair value of the net tangible and intangible assets acquired. We paid a premium in each of these transactions for a number of reasons, including expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces. The results of each of these acquired businesses have been included in the consolidated financial statements beginning on the respective acquisition dates. Pro-forma results of operations for these acquisitions have not been presented as the financial impact to our consolidated financial statements, both individually and in aggregate, would not be materially different from historical results. For both the years ended December 31, 2018 and December 31, 2016 acquisition-related costs which were expensed as incurred, were not material and are included in general and administrative expenses on our consolidated statements of operations.

2018 Acquisition of Business

During the year ended December 31, 2018, we acquired one business for a purchase price and net cash consideration of $23 million.  The cash consideration was paid from our U.S. cash.

The purchase price consideration of $23 million was allocated to the fair value of assets acquired and liabilities assumed. The following summarizes the final allocation, in millions:

Total
Goodwill (1)	$11
Intangible assets (2)	14
Deferred tax liabilities, net	(2)
Total purchase price consideration (3)	$23

(1)	Goodwill is not deductible for tax purposes.

(2)

Identifiable definite-lived intangible assets acquired during 2018 were comprised of supplier relationships of

$6 million with a weighted average life of 10 years and technology and other of $8 million with a weighted average life of approximately 6 years. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of this business during 2018 was 8 years, and will be amortized on a straight-line basis over the estimated useful lives from acquisition date.

(3)	Subject to adjustment based on indemnification obligations for general representations and warranties of certain acquired company stockholders.

2016 Acquisitions of Businesses and Other Investments

During the year ended December 31, 2016, we completed five acquisitions of certain businesses with a total purchase price of $34 million. The Company paid net cash consideration of $29 million, which is net of $4 million of cash acquired, and includes $1 million in future holdback payments, which we currently expect to settle with Company common stock over the next two years. The cash consideration was paid primarily from our U.S. cash.

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

During the year ended December 31, 2016, we also invested a total of $14 million in the equity securities of privately-held companies. The cash consideration was paid primarily from our non-U.S. subsidiaries. These investments were recorded to other long-term assets on our consolidated balance sheet on the investment date.

NOTE 4: REVENUE RECOGNITION

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

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the year ended December 31, 2018 related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. Although the substantial majority of our contract costs have an amortization period of less than one year, we have determined contract costs arising from certain sales incentives have an amortization period in excess of one year given the high likelihood of contract renewal. Sales incentives are not paid upon renewal of these contracts and therefore are not commensurate with the initial sales incentive costs. Total capitalized costs to obtain a contract were approximately $2 million as of December 31, 2018. We amortize these contract costs on a straight-line basis over the estimated customer life, which is based on historical customer retention rates. Amortization expense recorded to selling and marketing during the year ended December 31, 2018 was not material. We assess such assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable.

The recognition of revenue may require the application of judgment related to the determination of the performance obligations, the timing of when the performance obligations are satisfied and other areas. The determination of our performance obligations does not require significant judgment given that we generally do not provide multiple services to a customer in a transaction, and the point in which control is transferred to the customer is readily determinable. In instances where we recognize revenue over time, we generally have either a subscription service that is recognized over time on a straight-line basis using the time-elapsed output method, or based on other output measures that provide a faithful depiction of the transfer of our services. When an estimate for cancellations is included in the transaction price, we base our estimate on historical cancellation rates. There have been no significant adjustments to our cancellation estimates and the cancellation estimates are not material. Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue–producing transaction, that are collected by us from a customer, are reported on a net basis, or in other words excluded from revenue on our consolidated financial statements, which is consistent with prior periods. The application of our revenue recognition policies and a description of our principal activities, organized by segment, from which we generate our revenue, are presented below.

Hotel Segment

TripAdvisor-branded Click-based Advertising and Transaction Revenue. Our largest source of Hotel segment revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our travel partners’ sites. Our click-based travel partners are predominantly OTAs, and direct suppliers in the hotel category. Click-based advertising is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates that our travel partners pay are determined in a dynamic, competitive auction process, also known as our metasearch auction. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service. Transaction revenue is generated from our hotel instant booking feature, which enables hotel shoppers to book directly with a travel partner, with the latter serving as the merchant of record for the transaction, without leaving our website. We earn a commission from our travel partners for each consumer that completes a hotel reservation on our website; based on a pre-determined commission rate. Our hotel instant booking revenue includes (i) arrangements where commissions are billable on all instant booking hotel reservations; and (ii) arrangements where the commission is billable only upon the completion of the traveler’s stay resulting from the reservation. The travel partner provides the service to the traveler and we act as an agent under ASC 606. Our performance obligation in both arrangements is complete at the time of the booking and the commission earned is recognized upon booking, as we have no post-booking service obligations. The amount of revenue recognized for commissions which are billable contingent upon a traveler stay requires an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay.

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

In addition, we offer subscription-based advertising to hoteliers, owners of B&Bs and other specialty lodging properties. Our performance obligation is generally to enable subscribers to advertise their businesses on our website, as well as manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period.  Subscription advertising services are generally billed in advance of service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

Other Hotel Revenue. Our other Hotel revenue primarily includes revenue from non-TripAdvisor-branded websites, such as www.bookingbuddy.com, www.cruisecritic.com, www.onetime.com and www.smartertravel.com, which primarily includes click-based advertising and display-based advertising revenue. The performance obligations, timing of customer payments for these brands and methods of recognizing revenue are generally consistent with click-based advertising or display-based advertising revenue, as described above.

Non-Hotel Segment

We provide information and services for consumers to research, book and experience activities and attractions in popular travel destinations both through Viator, our dedicated Experiences offering, and on our TripAdvisor website and mobile apps. We also power travel activities and experiences booking capabilities to consumers on affiliate partner websites, including some of the world’s top airlines, hotel chains, and online and offline travel agencies. We work with local tour or travel activities/experiences operators (“the supplier”) to provide our consumers with access to book tours, activities and experiences (“the activity”) in popular destinations worldwide. We generate commissions for each booking transaction we facilitate through our online reservation system. We provide post-booking service to the consumer until the time of the activity, which is the completion of the performance obligation. Revenue is recognized at the time that the activity occurs. We do not control the activity before the supplier provides the activity to our consumers and therefore act as agent for nearly all of these transactions under ASC 606. We generally collect payment from the consumer at the time of booking that includes both our commission revenue and the amount due to the supplier. Our commission revenue is recorded as deferred revenue until revenue is recognized, and the amount due to the supplier is recorded to deferred merchant payables on our consolidated balance sheet, until payment is made to the supplier after the completion of the activity. To a lesser extent, we earn commissions from third-party merchant partners, who display and promote our supplier activities on their websites to generate bookings.  In these transactions, where we are not the merchant of record, we generally invoice and receive commissions directly from the third-party merchant partners. Our performance obligation is to allow the third-party merchant partners to display and promote our supplier activities on their website and we earn a commission when consumers book and complete an activity. We do not control the service and act as an agent for these transactions under ASC 606. Our performance obligation is complete and revenue is recognized at the time of the booking, as we have no post-booking obligations. We recognize this revenue net of an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized for commissions that are billable contingent upon completion of the activity.

We also provide information and services for consumers to research and book restaurants in popular travel destinations through our dedicated restaurant reservations offering, TheFork, and on our TripAdvisor website and mobile apps. TheFork is an online restaurant booking platform operating on a number of websites (including www.lafourchette.com, www.eltenedor.com, and www.iens.nl), with a network of restaurant partners located primarily across Europe and Australia. Our bookable restaurants are available on www.thefork.com and on TripAdvisor-branded websites and mobile apps. We primarily generate transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by our restaurant customers. Revenue is billed monthly when the transaction fees are payable, which is at the time the diner is seated. To a lesser extent, we also generate subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services and marketing analytic tools provided by TheFork and TripAdvisor. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription fees are generally billable in advance of service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

In addition, we provide information and services for travelers to research and book vacation and short-term rental properties, including full home rentals, condominiums, villas, beach rentals, cabins and cottages. Our Rentals offering generates revenue primarily by offering individual property owners and managers the ability to list their properties on our websites and mobile apps thereby connecting homeowners with travelers through a free-to-list, commission-based option or, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, and on our TripAdvisor-branded websites and mobile apps. We earn commissions associated with rental transactions through our free-to-list model from both the traveler and the property owner or manager. We provide post-booking service to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. We act as an agent, under ASC 606, in the transactions as we do not control any properties before the property owner provides the accommodation to the traveler and do not have inventory risk. We generally collect payment from the traveler at the time of booking that includes our commissions, which is recorded as deferred revenue until revenue is recognized, and the amount due to the property owner, which is recorded in deferred merchant payables on our consolidated balance sheet, until payment is made to the property owner after the completion of the rental. Payments for term-based subscription fees related to online advertising services for the listing of rental properties are generally due in advance.  As the performance obligation is the listing service provided to the property owner or manager over the subscription period, revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. We recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

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

Impact of Adoption of ASC 606

The impact of the new guidance was not meaningful as of and for the year ended December 31, 2018 for the consolidated statement of operations, consolidated balance sheet, and consolidated statement of cash flows, respectively.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 18: Segment and Geographic Information”, our business consists of two reportable segments – Hotel and Non-Hotel. A reconciliation of disaggregated revenue to segment revenue is also included below.

Year ended December 31, 2018
Major products/revenue sources:	(in millions)
TripAdvisor-branded click-based advertising and transaction revenue	$722
TripAdvisor-branded display-based advertising and subscription revenue	308
Other hotel revenue	127
Total Hotel Revenue (1)	1,157

Non-Hotel Revenue (1)	458
Total Revenue	$1,615

       (1)  Our revenue is recognized primarily at a point in time for both our Hotel and Non-Hotel segments.

Contract Balances

The following table provides information about the opening and closing balances of accounts receivables and contract assets from contracts with customers (in millions):

	December 31, 2018	December 31, 2017
Accounts receivable	$205	$230
Contract assets	7	—
Total	$212	$230

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheets. As of January 1, 2018, we had $59 million recorded as deferred revenue on our consolidated balance sheet, of which $57 million was recognized in revenue and $2 million was refunded due to cancellations by travelers during the year ended December 31, 2018. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the year ended December 31, 2018 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

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

Diluted Earnings Per Share Attributable to Common Stockholders

Diluted earnings per share, or Diluted EPS, includes the potential dilution of common equivalent shares outstanding that could occur from stock-based awards and other stock-based commitments using the treasury stock method. We compute Diluted EPS by dividing net income (loss) by the sum of the weighted average number of common and common equivalent shares outstanding during the period. We computed the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the Basic EPS calculation as indicated above, and (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of outstanding common equivalent shares, primarily related to stock options and the vesting of restricted stock units using the treasury stock method, and (iii) if dilutive, performance-based and market-based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Year ended December 31,
	2018	2017	2016
Numerator:
Net income (loss)	$113	$(19)	$120
Denominator:
Weighted average shares used to compute Basic EPS	138,116	140,445	145,443
Weighted average effect of dilutive securities:
Stock options	351	-	1,129
RSUs/MSUs	1,908	-	321
Weighted average shares used to compute Diluted EPS	140,375	140,445	146,893
Basic EPS	$0.82	$(0.14)	$0.83
Diluted EPS	$0.81	$(0.14)	$0.82

Potential common shares, consisting of outstanding stock options and RSUs, totaling approximately 6.2 million, 12.5 million, and 3.9 million, respectively, for the years ending December 31, 2018, 2017 and 2016, have been excluded from the calculations of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of approximately 0.5 million, 0.6 million, and 0.1 million, respectively, for the years ending December 31, 2018, 2017 and 2016, consisting of performance-based awards, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

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

NOTE 6: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and RSUs, on our consolidated statements of operations during the periods presented:

	Year ended December 31,
	2018	2017	2016
	(in millions)
Cost of revenue	$1	$-	$-
Selling and marketing	21	21	20
Technology and content	51	40	40
General and administrative	45	35	25
Total stock-based compensation expense	118	96	85
Income tax benefit from stock-based compensation expense	(27)	(28)	(31)
Total stock-based compensation expense, net of tax effect	$91	$68	$54

We capitalized $13 million, $13 million and $12 million of stock-based compensation expense as internal-use software and website development costs during the years ended December 31, 2018, 2017 and 2016, respectively.

Stock and Incentive Plans

On December 20, 2011, our 2011 Stock and Annual Incentive Plan (the “2011 Plan”) became effective and we filed Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-178637) (the “Prior Registration Statement”) with the SEC, registering a total of 17,500,000 shares of our common stock, of which 17,400,000 shares were issuable in connection with grants of equity-based awards under our 2011 Plan (7,400,000 of which shares were originally registered on the Form S-4 and 10,000,000 of which shares were first registered on the Prior Registration Statement) and 100,000 shares were issuable under our Deferred Compensation Plan for Non-Employee Directors (refer to “Note 15: Employee Benefit Plans” below for information on our Deferred Compensation Plan for Non-Employee Directors). At our annual meeting of stockholders held on June 28, 2013, our stockholders approved an amendment to our 2011 Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance thereunder by 15,000,000 shares.

On June 21, 2018, our stockholders approved the 2018 Stock and Annual Incentive Plan (the “2018 Plan”) primarily for the purpose of providing sufficient reserves of shares of our common stock to ensure our ability to continue to provide new hires, employees and management with equity incentives. The number of shares reserved and available for issuance under the 2018 Plan is 6,000,000 plus the number of shares available for issuance (and not subject to outstanding awards) under the 2011 Plan, as of the effective date of the 2018 Plan. Both plans provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to our directors, officers, employees and consultants, although no additional awards will be granted pursuant to the 2011 Plan. The summary of the material terms of both the 2018 Plan and its predecessor, the 2011 Plan, is qualified in its entirety by the full texts of the 2018 Plan and 2011 Plan previously filed.

As of December 31, 2018, the total number of shares reserved for future stock-based awards under the 2018 Plan is approximately 13.5 million shares. All shares of common stock issued in respect of the exercise of options or other equity awards have been issued from authorized, but unissued common stock.

Stock Based Award Activity and Valuation

2018 Stock Option Activity

During the year ended December 31, 2018, we have issued 762,124 service-based non-qualified stock options under both the 2018 Plan and the 2011 Plan. Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period.

A summary of our stock option activity is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding as of December 31, 2015	5,720	$53.71
Granted	1,064	63.43
Exercised (1)	(733)	31.58
Cancelled or expired	(233)	70.76
Options outstanding as of December 31, 2016	5,818	57.60
Granted (2)	2,333	40.03
Exercised (1)	(496)	29.37
Cancelled or expired	(802)	65.13
Options outstanding as of December 31, 2017	6,853	52.78
Granted	762	43.53
Exercised (1)	(1,162)	37.26
Cancelled or expired	(412)	61.46
Options outstanding as of December 31, 2018	6,041	$54.00	6.5	$47
Exercisable as of December 31, 2018	3,217	$61.85	4.7	$15
Vested and expected to vest after December 31, 2018 (3)	6,041	$54.00	6.5	$47

(1)

Inclusive of 814,635, 294,410, and 318,773 options as of December 31, 2018, 2017 and 2016, respectively, which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

(2)

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

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of December 31, 2018 was $53.94. The total intrinsic value of stock options exercised for the years ended December 31, 2018, 2017 and 2016 were $20 million, $8 million, and $24 million, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	December 31,
	2018	2017	2016
Risk free interest rate	2.70%	2.02%	1.20%
Expected term (in years)	5.45	6.13	4.85
Expected volatility	41.86%	42.14%	41.81%
Expected dividend yield	— %	— %	— %

The weighted-average grant date fair value of options granted was $18.11, $16.50, and $22.95 for the years ended December 31, 2018, 2017 and 2016, respectively. The total fair value of stock options vested for the years ended December 31, 2018, 2017 and 2016 were $38 million, $40 million, and $28 million, respectively. Cash received from stock option exercises for the years ended December 31, 2018, 2017 and 2016 were $6 million, $3 million, and $7 million, respectively.

On June 5, 2017, the Section 16 Committee of our Board of Directors approved an amendment to the nonqualified stock option award (the “Option”) granted on August 28, 2013 to Stephen Kaufer, the Company’s CEO. The amendment provided that the Option will expire on the tenth anniversary, instead of the seventh anniversary, of the grant date. Vesting conditions under the Option were not affected by this amendment. As a result of the modification, incremental fair value of $5 million was recognized to stock-based compensation expense on a straight-line basis over the remaining vesting term, or through August 2018, in general and administrative expense on the consolidated statement of operations.

2018 RSU Activity

During the year ended December 31, 2018, we granted 3,302,689 primarily service-based RSUs under the 2018 Plan and the 2011 Plan, which typically vest over a four-year requisite service period. A summary of our RSU activity is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2015	1,750	$79.02
Granted	2,016	63.71
Vested and released (1)	(627)	76.02
Cancelled	(283)	73.06
Unvested RSUs outstanding as of December 31, 2016	2,856	69.35
Granted (2)(3)	4,829	41.58
Vested and released (1)	(1,030)	67.25
Cancelled	(853)	52.64
Unvested RSUs outstanding as of December 31, 2017	5,802	48.81
Granted	3,302	43.04
Vested and released (1)	(1,617)	54.22
Cancelled	(847)	46.43
Unvested RSUs outstanding as of December 31, 2018	6,640	$44.93	$358
Expected to vest after December 31, 2018 (4)	6,640	$44.93	$358

(1)

Inclusive of 424,848, 301,932, and 173,429 RSUs as of December 31, 2018, 2017 and 2016, respectively, withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

(2)

Inclusive of 426,000 service-based RSUs awarded to our CEO during November 2017. The service-based RSU award provides for vesting in two equal annual installments on each of August 1, 2021 and August 1, 2022, subject to the CEO’s continuous employment with, or performance of services for, the Company. The estimated grant-date fair value per RSU, based on the quoted price of our common stock on the date of grant, was $34.71. The estimated grant-date fair value of this award will be amortized on a straight-line basis over the requisite service period through August 1, 2022.

(3)

 Excludes from the 2017 RSU grants, a performance-based RSU grant for 213,000 shares awarded to our CEO during November 2017. This award provides for vesting based on the extent to which the Company achieves certain financial and/or the CEO achieves certain strategic performance metrics relative to the targets to be established by the Company’s Compensation Committee. One quarter of these RSUs may vest and settle annually based on actual performance relative to the targets established annually for each of the four fiscal years ending December 31, 2018, December 31, 2019, December 31, 2020, and December 31, 2021. The estimated grant-date fair value per RSU will be calculated upon the establishment of annual performance targets and each tranche will be amortized on a straight-line basis over its requisite service period. At any point in time during the vesting period, the award’s expense to date will at least equal the portion of the grant-date fair value that is expected to vest at that date. Based upon actual attainment relative to the target performance metrics, the CEO has the ability to receive up to 125% of the target number originally granted, or to be issued none at all.

(4)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

A summary of our RSU activity for MSUs is presented below:

Weighted
Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2016	-	$-
Granted (1)	213	30.04
Vested and released	-
Cancelled	-
Unvested MSUs outstanding as of December 31, 2017	213	30.04
Granted (2)	71	59.40
Vested and released	-	-
Cancelled	-	-
Unvested MSUs outstanding as of December 31, 2018	284	$37.41	$15

(1)

Represents 213,000 market-based RSU or MSUs awarded to the Company’s CEO in November 2017. The MSU award provides for vesting based upon the Company’s total shareholder return, or TSR, performance over the period commencing January 1, 2018 through December 31, 2020 relative to the TSR performance of the Nasdaq Composite Total Return Index. Based upon actual attainment relative to the target performance metric, the CEO has the ability to receive up to 125% of the target number of MSUs originally granted, or to be issued none at all.

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

A Monte-Carlo simulation model, which simulated the present value of the potential outcomes of future stock prices and TSR of the Company and the Nasdaq Composite Total Return Index over the performance period, was used to calculate the grant-date fair value of our MSU awards. The estimated grant-date fair value of these awards is being amortized on a straight-line basis over the requisite service period through December 31, 2020.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized compensation expense and the weighted average remaining amortization period at December 31, 2018 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs	MSUs
Unrecognized compensation expense	$37	$218	$7
Weighted average period remaining (in years)	2.8	2.6	2.0

NOTE 7: FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables show our cash, cash equivalents, restricted cash and short-term and long-term available-for-sale marketable debt securities, by major security type, that are measured at fair value on a recurring basis and were categorized using the fair value hierarchy, as well as their classification on our consolidated balance sheets, as of the periods presented (in millions):

	December 31, 2018
			Cash, Cash	Short-Term	Long-Term
	Amortized	Fair	Equivalents and	Marketable	Marketable
	Cost	Value (2)	Restricted Cash	Securities	Securities
Cash and restricted cash (1)	$522	$522	$522	$—	$—
Level 1:
Money market funds	128	128	128	—	—
Level 2:
Commercial paper	20	20	5	15	—
Total	$670	$670	$655	$15	$—

	December 31, 2017
			Cash, Cash	Short-Term	Long-Term
	Amortized	Fair	Equivalents and	Marketable	Marketable
	Cost	Value (2)	Restricted Cash	Securities	Securities
Cash and restricted cash (1)	$663	$663	$663	$—	$—
Level 1:
Money market funds	1	1	1	—	—
Level 2:
U.S. agency securities	11	11	—	6	5
U.S. treasury securities	1	1	—	1	—
Certificates of deposit	2	2	—	2	—
Commercial paper	11	11	9	2	—
Corporate debt securities	46	46	—	24	22
Subtotal	71	71	9	35	27
Total	$735	$735	$673	$35	$27
(1)

As of December 31, 2018 and 2017, our restricted cash, which primarily consists of escrowed security deposits, was not material and is included in other long-term assets on our consolidated balance sheets.

(2)	As of December 31, 2018 and 2017, any unrealized gains or losses related to our marketable securities were not material.

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date of purchase. The remaining maturities of our long-term marketable securities range from one to three years and our short-term marketable securities include maturities that were greater than 90 days at the date purchased and had 12 months or less remaining at December 31, 2018 and 2017, respectively.

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

There were no material realized gains or losses related to sales of our marketable securities for the years ended December 31, 2018, 2017 and 2016. We consider any unrealized loss positions in our available-for-sale marketable debt securities to be temporary in nature and do not consider any of these investments other-than-temporarily impaired as of December 31, 2018 and December 31, 2017.

Derivative Financial Instruments

We typically use derivatives, or forward contracts, to reduce the effects of foreign currency exchange rate fluctuations on our cash flows primarily for the Euro versus the U.S. Dollar. For the periods ended December 31, 2018, 2017 and 2016, our forward contracts have not been designated as hedges and have typically had maturities of less than 90 days.

Our outstanding or unsettled forward contracts are carried at fair value on our consolidated balance sheets at December 31, 2018. Any gain or loss resulting from the change in fair value of our forward contracts for the years ended December 31, 2018, 2017 and 2016, has been recognized in our consolidated statement of operations in “Interest income and other, net.” We recorded a net loss of $3 million and $1 million for the years ended December 31, 2018 and 2017, respectively, and a net gain of $2 million for the year ended December 31, 2016, related to our forward contracts.

The following table shows the notional principal amounts of our outstanding derivative instruments for the periods presented:

	December 31, 2018	December 31, 2017
	(in millions)
Foreign currency exchange-forward contracts (1)(2)	$13	$—

(1)

Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. The Company had two outstanding derivative contracts as of December 31, 2018 and no outstanding derivative contracts as of December 31, 2017. These outstanding derivatives are not designated as hedging instruments.

(2)

The fair value of our outstanding derivatives as of December 31, 2018 was not material and was reported as a liability in accrued expenses and other current liabilities on our consolidated balance sheet. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include accounts receivable and contract assets, accounts payable, deferred merchant payables, short-term debt, accrued expenses and other current liabilities and long-term debt. The carrying amount of these financial instruments, with the exception of long-term debt, approximate their fair value because of the short maturity of these instruments as reported on our consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively. The carrying value of any long-term debt from our 2015 Credit Facility bears interest at a variable rate and therefore is also considered to approximate fair value.

In addition, we hold investments in equity securities of privately-held companies that do not have a readily determinable fair value. As of both December 31, 2018 and 2017, respectively, the total carrying value of our equity investments in these privately-held companies were $12 million and are included in other long-term assets on our consolidated balance sheets. Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. During the year ended December 31, 2018, we did not have any impairment loss on these equity investments. The Company recognized a loss of $2 million related to one of our equity investments during the year ended December 31, 2017 in “Interest income and other, net” on our consolidated statements of operations.

The Company did not have any material assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs at both December 31, 2018 and December 31, 2017.

NOTE 8: PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following for the periods presented:

	December 31, 2018	December 31, 2017
	(in millions)
Capitalized software and website development	$259	$213
Building (1)	123	123
Leasehold improvements	41	39
Computer equipment and purchased software	52	46
Furniture, office equipment and other	18	19
	493	440
Less: accumulated depreciation	(240)	(177)
Total	$253	$263

(1)

The Company is deemed for accounting purposes to be the owner of its corporate headquarters building under GAAP, and depreciates the asset over its estimated useful life of 40 years on a straight-line basis. Refer to “Note 14: Commitments and Contingencies,” for additional information on our corporate headquarters lease.

As of December 31, 2018 and December 31, 2017, the carrying value of our capitalized software and website development costs, net of accumulated amortization, was $99 million and $97 million, respectively. For the years ended December 31, 2018, 2017 and 2016, we capitalized $63 million, $65 million and $62 million, respectively, related to software and website development costs. For the years ended December 31, 2018, 2017 and 2016, we recorded amortization of capitalized software and website development costs of $59 million, $54 million and $46 million, respectively, which is included in depreciation expense on our consolidated statements of operations for those years.

NOTE 9: GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes our goodwill activity by reportable segment for the periods presented:

	Hotel	Non-Hotel	Consolidated
	(in millions)
Balance as of December 31, 2016	$451	$285	$736
Other adjustments (1)	-	22	22
Balance as of December 31, 2017	$451	$307	$758
Acquisitions (2)	-	11	11
Other adjustments (1)	-	(13)	(13)
Balance as of December 31, 2018	$451	$305	$756

(1)	Primarily related to impact of changes in foreign currency exchange rates to goodwill.
(2)	The additions to goodwill relate to our business acquisitions. Refer to “Note 3: Acquisitions and Other Investments,” for further information.

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following for the periods presented:

	December 31,
	2018	2017
	(in millions)
Intangible assets with definite lives	$228	$224
Less: accumulated amortization	(140)	(112)
Intangible assets with definite lives, net	88	112
Intangible assets with indefinite lives	30	30
Total	$118	$142

Amortization expense was $34 million, $32 million, and $32 million, respectively, for the years ended December 31, 2018, 2017 and 2016. Our indefinite-lived intangible assets relate to trade names and trademarks. There were no impairment charges recognized to our consolidated statement of operations during the years ended December 31, 2018, 2017 and 2016 related to our goodwill or intangible assets.

The following table presents the components of our intangible assets with definite lives for the periods presented:

		December 31, 2018			December 31, 2017
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in millions)			(in millions)
Trade names and trademarks	5.8	$57	$(28)	$29	$58	$(20)	$38
Customer lists and supplier relationships	3.6	88	(53)	35	87	(43)	44
Subscriber relationships	3.7	34	(25)	9	35	(22)	13
Technology and other	3.3	49	(34)	15	44	(27)	17
Total	4.3	$228	$(140)	$88	$224	$(112)	$112

Refer to “Note 3: Acquisitions and Other Investments” above for a discussion of definite lived intangible assets acquired in business combinations during the years ended December 31, 2018 and 2016.

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

The estimated amortization expense for intangible assets with definite lives for each of the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets or change in estimate of remaining lives, is expected to be as follows (in millions):

2019	$28
2020	22
2021	15
2022	9
2023	7
2024 and thereafter	7
Total	$88

NOTE 10: DEBT

2015 Credit Facility

In June 2015, we entered into a five year credit agreement with a group of lenders which, among other things, provided for a $1 billion unsecured revolving credit facility (the “2015 Credit Facility”) and immediately borrowed $290 million. In May 2017, the 2015 Credit Facility was amended to, among other things, (i) increase the aggregate amount of revolving loan commitments available from $1.0 billion to $1.2 billion; and (ii) extend the maturity date of the 2015 Credit Facility from June 26, 2020 to May 12, 2022 (the “First Amendment”). Borrowings under the 2015 Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on the Company’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on the Company’s leverage ratio. The Company may borrow from the 2015 Credit Facility in U.S dollars, Euros and British pound.

During the year ended December 31, 2018, we repaid all of our outstanding borrowings, or approximately $230 million, under the 2015 Credit Facility. This repayment was primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the year ended December 31, 2018. During the year ended December 31, 2017, we borrowed $435 million and repaid $296 million of our outstanding borrowings under the 2015 Credit Facility. These net borrowings during the year were primarily used to repurchase shares of our outstanding common stock under the Company’s repurchase program, which is described in “Note 16: Stockholders Equity”. During the year ended December 31, 2016, the Company borrowed $101 million and repaid $210 million of our outstanding borrowings on the 2015 Credit Facility.

As of December 31, 2018, we had no outstanding borrowings and approximately $1.2 billion of borrowing capacity available under our 2015 Credit Facility. As of December 31, 2017 we had $230 million of outstanding borrowings under a one-month interest rate period or a weighted average rate of 2.74% per annum. We are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of December 31, 2018, our unused revolver capacity was subject to a commitment fee of 0.15%, given the Company’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swingline borrowings on same-day notice. As of December 31, 2018, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. We recorded total interest expense and commitment fees on our 2015 Credit Facility of $3 million, $6 million and $4 million for the years ended December 31, 2018, 2017 and 2016, respectively, to interest expense on our consolidated statements of operations. All unpaid interest and commitment fee amounts as of December 31, 2018 and December 31, 2017, respectively, were not material. We also incurred lender fees and debt financing costs in connection with entering into the 2015 Credit Facility and in connection with the First Amendment totaling $5 million, which were capitalized as deferred financing costs and recorded to other long-term assets on the consolidated balance sheet. As of December 31, 2018, the Company has $2 million remaining in deferred financing costs in connection with the 2015 Credit Facility. These costs are being amortized over the remaining term on a straight line basis and recorded to interest expense on our consolidated statements of operations.

There is no specific repayment date prior to the maturity date for any borrowings under this credit agreement. We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year.

The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. As of December 31, 2018 and 2017, we were in compliance with all of our debt covenants.

2016 Credit Facility

We were party to an uncommitted facility agreement which provided for a $73 million unsecured revolving credit facility (the “2016 Credit Facility”) with no specific expiration date. We initially borrowed $73 million from this uncommitted credit facility during the year ended December 31, 2016, which was used for general working capital needs of the Company primarily for partial repayment of our 2015 Credit Facility, and repaid the full amount during the year ended December 31, 2017. As of December 31, 2017, there were no outstanding borrowings under the 2016 Credit Facility. In June 2018, the Company terminated the 2016 Credit Facility. We had no outstanding borrowings under the 2016 Credit Facility at the time of termination.

Chinese Credit Facilities

In addition to our 2015 Credit Facility, we maintain two credit facilities in China (jointly, the “Chinese Credit Facilities”).

We are party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Borrowings under our Chinese Credit Facility – BOA generally bear interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of December 31, 2018 and 2017, there were no outstanding borrowings under our Chinese Credit Facility—BOA.

We are also party to a RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”). Our Chinese Credit Facility—JPM generally bears interest at a rate based on People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. During the year ended December 31, 2018 we repaid all outstanding borrowings, and as of December 31, 2018, there were no outstanding borrowings under our Chinese Credit Facility—JPM. As of December 31, 2017, we had $7 million of outstanding borrowings from the Chinese Credit Facility – JPM at a weighted average interest rate of 5.00%.

NOTE 11: INCOME TAXES

The following table presents a summary of our domestic and foreign income before income taxes:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Domestic	$104	$81	$64
Foreign	69	29	87
Total	$173	$110	$151

The following table presents a summary of the components of our provision for income taxes:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Current income tax expense:
Federal	$37	$93	$38
State	12	1	2
Foreign	17	6	11
Current income tax expense	66	100	51
Deferred income tax expense (benefit):
Federal	(10)	25	(12)
State	(1)	2	(3)
Foreign	5	2	(5)
Deferred income tax expense (benefit):	(6)	29	(20)
Provision for income taxes	$60	$129	$31

The Company reduced its current income tax payable by $15 million, $27 million and $21 million for the years ended December 31, 2018, 2017 and 2016, respectively, for tax deductions attributable to the exercise or settlement of the Company’s stock-based awards.

The significant components of our deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
	(in millions)
Deferred tax assets:
Stock-based compensation	$44	$36
Net operating loss carryforwards	38	56
Provision for accrued expenses	6	4
Deferred rent	3	3
Lease financing obligation	22	22
Foreign advertising spend	15	13
Deferred expense related to cost-sharing arrangement	31	26
Interest carryforward	14	7
Other	10	7
Total deferred tax assets	$183	$174
Less: valuation allowance	(57)	(55)
Net deferred tax assets	$126	$119
Deferred tax liabilities:
Intangible assets	$(57)	$(59)
Property and equipment	(22)	(21)
Prepaid expenses	(2)	(4)
Building - corporate headquarters	(23)	(20)
Deferred income related to cost-sharing arrangement	(16)	(13)
Total deferred tax liabilities	$(120)	$(117)
Net deferred tax asset (liability)	$6	$2

At December 31, 2018, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $6 million, $39 million and $126 million, respectively. If not utilized, the federal and state NOLs will expire at various times between 2020 and 2037 and the foreign NOLs will expire at various times between 2019 and 2028.

As of December 31, 2018, we had a valuation allowance of approximately of $57 million related to certain NOL carryforwards for which it is more likely than not, the tax benefit will not be realized. This amount represented an overall increase of $2 million over the amount recorded as of December 31, 2017. The increase is primarily related to additional foreign net operating losses, offset by releases of certain foreign valuation allowances. Except for such foreign deferred tax assets, we expect to realize all of our deferred tax assets based on a strong history of earnings in the U.S. and other jurisdictions, as well as future reversals of taxable temporary differences.

A reconciliation of the provision for income taxes to the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Income tax expense at the federal statutory rate	$36	$38	$53
Foreign rate differential	(17)	(25)	(35)
State income taxes, net of effect of federal tax benefit	9	5	4
Unrecognized tax benefits and related interest	15	12	11
Change in cost-sharing treatment of stock-based compensation	(3)	(5)	(6)
FDII, GILTI and other provisions	(5)	—	—
Impacts related to the 2017 Tax Act	—	73	—
Research tax credit	(9)	(8)	(10)
Stock-based compensation	8	13	2
Change in valuation allowance	9	25	9
Local income tax on intercompany transaction (1)	10	—	—
Executive compensation	2	1	—
Other, net	5	—	3
Provision for income taxes	$60	$129	$31
(1)

During 2018, we completed an intra-entity transfer from Australia to the U.S. of certain intangible property (“IP”) rights associated with a subsidiary’s technology platform. This transfer resulted in an income tax expense for Australian tax purposes of approximately $10 million. As a result of the IP transfer, we utilized NOLs and consequently released the valuation allowance on our Australian entity.

During 2011, the Singapore Economic Development Board accepted our application to receive a tax incentive under the International Headquarters Award. This incentive provides for a reduced tax rate on qualifying income of 5% as compared to Singapore’s statutory tax rate of 17% and is conditional upon our meeting certain employment and investment thresholds. This agreement has been extended until June 30, 2021 as we have met certain employment and investment thresholds. This benefit resulted in a decrease to our 2018 provision for income tax expense of $2 million.

The 2017 Tax Act was signed into United States tax law on December 22, 2017. The 2017 Tax Act significantly changed the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The 2017 Tax Act also provided for a mandatory one-time tax on the deemed repatriation of accumulative foreign earnings of foreign subsidiaries (the “Transition Tax”), as well as prospective changes beginning in 2018, including additional limitations on executive compensation. Under GAAP, the effects of changes in income tax rates and laws are recognized in the period in which the new legislation is enacted.

On December 22, 2017, the Securities and Exchange Commission issued SAB 118, which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Accordingly, we recorded an estimate of $67 million of Transition Tax, and $6 million due to a remeasurement of our net deferred tax assets, during the year ended December 31, 2017, which reflected provisional amounts for those specific income tax effects of the 2017 Tax Act. December 22, 2018 marked the end of the measurement period for the purposes of SAB 118. During the measurement period, impacts of the law were recorded at the time a reasonable estimate for all or a portion of the effects were made, and provisional amounts were recognized and adjusted as information became available, prepared, or analyzed.

As permitted by SAB 118, we recorded provisional estimates for the impact of the Tax Act during the year ended December 31, 2017, and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of December 31, 2018. During the year ended December 31, 2018, we recorded a $2 million income tax expense related to the Transition Tax, which reflects additional information that we obtained during 2018 related to uncertain tax positions, earnings and profits, foreign tax credits, and state taxes. We also recorded a $2 million benefit related to the adjustment of deferred taxes based on the income tax rate that is expected to apply when such deferred taxes are settled or realized in future periods.

We are subject to additional requirements of the 2017 Tax Act during the year ended December 31, 2018. Those provisions include a deduction for foreign derived intangible income (“FDII”), a tax on global intangible low-taxed income (“GILTI”), a limitation of certain executive compensation, and other immaterial provisions.  We have elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective income tax rate calculation. Our 2018 effective income tax rate includes our estimates of these new provisions, with a net tax benefit of $5 million recorded during the year ended December 31, 2018. Our estimates may be revised in future periods as we obtain additional data, and as the IRS issues new guidance implementing the law changes.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010, and short-period 2011 tax years, and have various ongoing state income tax audits. We are separately under examination by the IRS for the short-period 2011, 2012 and 2013 tax years and under an employment tax audit with the IRS for the 2013 and 2014 tax years. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes.  We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of December 31, 2018, no material assessments have resulted, except as noted below regarding our 2009 and 2010 IRS audit with Expedia.

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

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. The Company recorded a tax benefit of $3 million, $5 million and $6 million in its consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively. Since the Court’s 2015 opinion, the Company has taken total income tax benefits of $15 million as of December 31, 2018. On July 24, 2018, the IRS won the appeals court case at the Ninth Circuit; however, on August 7, 2018, the Ninth Circuit withdrew its decision regarding Altera and the case was reheard. While we have taken an income tax benefit based on the Court’s 2015 opinion, as discussed above, we will continue to review the latest decisions on the case and its impact to our consolidated financial statements.

Cumulative undistributed earnings of foreign subsidiaries totaled approximately $651 million as of December 31, 2018. During the year ended December 31, 2018, we made a one-time repatriation of $325 million of foreign earnings to the United States primarily to repay our remaining outstanding debt under the 2015 Credit Facility. We intend to indefinitely reinvest the remaining foreign undistributed earnings although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes or tax benefits. The amount of any unrecognized deferred income tax on this temporary difference is not material.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	December 31,
	2018	2017	2016
	(in millions)
Balance, beginning of year	$123	$105	$89
Increases to tax positions related to the current year	11	17	16
Increases to tax positions related to the prior year	2	1	1
Reductions due to lapsed statute of limitations	—	—	(1)
Decreases to tax positions related to the prior year	—	—	—
Settlements during current year	—	—	—
Balance, end of year	$136	$123	$105

As of December 31, 2018, we had $136 million of unrecognized tax benefits, net of interest, which is classified as long-term and included in other long-term liabilities and deferred income taxes, net on our consolidated balance sheet. The amount of unrecognized tax benefits, if recognized, would reduce income tax expense by $87 million, due to correlative adjustments in other tax jurisdictions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our consolidated statement of operations. As of December 31, 2018 and 2017, total gross interest accrued was $20 million and $13 million, respectively. We do not anticipate any material changes in the next fiscal year.

NOTE 12: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	December 31, 2018	December 31, 2017
	(in millions)
Accrued employee salary, bonus, and related benefits	$67	$60
Accrued marketing costs	31	39
Current income taxes payable (1)	7	5
Current portion of debt (2)	-	7
Other	46	37
Total	$151	$148

(1)	Refer to “Note 11: Income Taxes” for additional information.
(2)	The amount of debt outstanding at December 31, 2017 is related to our Chinese Credit Facilities. Refer to “Note 10: Debt,” for additional information.

NOTE 13: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following for the periods presented:

	December 31, 2018	December 31, 2017
	(in millions)
Unrecognized tax benefits (1)	$148	$127
Long-term income taxes payable (2)	31	61
Financing obligation, net of current portion (3)	83	84
Other (4)	20	21
Total	$282	$293

(1)	Refer to “Note 11: Income Taxes” for additional information on our unrecognized tax benefits. Amount includes accrued interest related to this liability.
(2)	Amount relates to the long-term portion of Transition Tax related to 2017 Tax Act. Refer to “Note 11: Income Taxes,” for additional information.
(3)	Refer to “Note 14: Commitments and Contingencies,” for additional information on our corporate headquarters lease and its related financing obligation.
(4)	Amounts primarily consist of long-term deferred rent balances related to our operating leases for office space.

NOTE 14: COMMITMENTS AND CONTINGENCIES

We have material contractual obligations and commercial commitments that include office space leases, expected commitment fees on our 2015 Credit Facility, and purchase obligations, which are not accrued on the consolidated balance sheet at December 31, 2018 but we expect to require future cash outflows; as summarized in the following table:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Property leases, net of sublease income (1)	$193	$25	$49	$43	$76
Expected commitment fee payments on 2015 Credit Facility (2)	6	2	3	1	—
Purchase obligations and other (3)	19	7	8	3	1
Total (4)	$218	$34	$60	$47	$77
(1)	Estimated future minimum rental payments under operating leases with non-cancelable lease terms, including our corporate headquarters lease in Needham, MA.
(2)

Expected commitment fee payments are based on the daily unused portion of our 2015 Credit Facility, issued letters of credit, and the effective commitment fee rate as of December 31, 2018; however, these variables could change significantly in the future. Refer to “Note 10: Debt” for a discussion of the 2015 Credit Facility with additional information on our available borrowing capacity and effective commitment fee as of December 31, 2018.

(3)

Estimated purchase obligations that are fixed and determinable are primarily related to telecommunication and licensing contracts, with various expiration dates through approximately December 2024. These contracts have non-cancelable terms or are cancelable only upon payment of significant penalty.

(4)	Excluded from the table was $3 million of undrawn standby letters of credit, primarily related to our property leases.

Office Lease Commitments

We have contractual obligations in the form of operating leases for office space for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Excluding our corporate headquarters lease, discussed below, we lease an aggregate of approximately 450,000 square feet of office space at approximately 40 other locations across North America, Europe and Asia Pacific, in cities such as New York, Boston, London, Sydney, Barcelona, Paris, and Beijing, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in June 2027. For the years ended December 31, 2018, 2017 and 2016, we recorded rental expense of $16 million in each year, respectively, net of sublease income of $3 million during both the years ended December 31, 2018 and 2017, respectively, and $2 million for the year ended December 31, 2016, related to these operating leases. In addition, certain of our lease agreements include rental payments which are adjusted periodically for inflation. We recognize these costs as our variable lease costs on our consolidated statement of operations, which were not material during the years ended December 31, 2018, 2017 and 2016.

Corporate Headquarters Lease

In June 2013, we entered into a lease for a new corporate headquarters building. Pursuant to the corporate headquarters lease, the landlord built an approximately 280,000 square foot rental building in Needham, Massachusetts (the “Premises”), and leased the Premises to the Company as our corporate headquarters for an initial term of 15 years and 7 months or through December 2030. The Company also has an option to extend the term of the Headquarters Lease for two consecutive terms of five years each.

Because we were involved in the construction project and were responsible for paying a significant portion of the costs of normal finish work and structural elements of the Premises, the Company was deemed for accounting purposes to be the owner of the Premises during the construction period under build to suit lease accounting guidance under GAAP. Therefore, the Company recorded project construction costs during the construction period incurred by the landlord as a construction-in-progress asset and a related construction financing obligation on our consolidated balance sheets. The amounts that the Company has paid or incurred for normal tenant improvements and structural improvements had also been recorded to the construction-in-progress asset.

Upon completion of construction at end of the second quarter of 2015, we evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under GAAP. We concluded that we had forms of continued economic involvement in the facility, and therefore did not meet the provisions for sale-leaseback accounting. This determination was based on the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Therefore, the Headquarters Lease is accounted for as a financing obligation. Accordingly, we began depreciating the building asset over its estimated useful life and incurring interest expense related to the financing obligation imputed using the effective interest rate method. We bifurcate our lease payments pursuant to the Premises into: (i) a portion that is allocated to the building (a reduction to the financing obligation) and; (ii) a portion that is allocated to the land on which the building was constructed. The portion of the lease obligations allocated to the land is treated as an operating lease that commenced in 2013. The lease costs allocated to the land are recognized as rent expense on a straight-line basis over the term of the lease and are recorded in general and administrative expense in the consolidated statements of operations. The financing obligation is considered a long-term finance lease obligation and is recorded to other long-term liabilities on our consolidated balance sheets. In the years ended December 31 2018, 2017 and 2016, the Company recorded $7 million of interest expense in each year, respectively, $3 million of depreciation expense in each year, respectively, and $2 million of rent expense in each year in general and administrative expense, respectively, on our consolidated statements of operations related to the Premises.

Refer to “Note 2: Significant Accounting Policies,” under the New Accounting Pronouncements Not Yet Adopted, for information on the potential impact of new lease accounting guidance on our property leases which the Company will adopt on January 1, 2019.

As of December 31, 2018, future minimum commitments under our corporate headquarters lease and other non-cancelable operating leases for office space with terms of more than one year and contractual sublease income were as follows:

Year	Corporate Headquarters Lease (1)	Other Operating Leases	Sublease Income	Total Lease Commitments (Net of Sublease Income)
	(in millions)
2019	$9	$19	$(3)	$25
2020	9	18	(2)	25
2021	10	16	(2)	24
2022	10	16	(2)	24
2023	10	9	—	19
Thereafter	67	9	—	76
Total	$115	$87	$(9)	$193

(1)

Amount includes an $83 million financing obligation, which we have recorded in other long-term liabilities on our consolidated balance sheet at December 31, 2018, related to our corporate headquarters lease.

Letters of Credit

As of December 31, 2018, we have issued unused letters of credit totaling approximately $3 million, primarily related to our property leases, which includes $1 million delivered to the landlord of our corporate headquarters as security deposit, which amount is subject to increase under certain circumstances.

Legal Proceedings

In the ordinary course of business, we are parties to regulatory and legal matters, including threats thereof, arising out of our operations. These matters may involve claims involving patent and intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer matters), defamation and other claims. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us. All legal fees incurred by the Company related to any regulatory and legal matters are expensed in the period incurred.

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

We continue to accumulate cash flows, in foreign jurisdictions which we consider indefinitely reinvested, although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Any repatriation of funds currently held in foreign jurisdictions may result in U.S. income taxes or tax benefits. Refer to “Note 11: Income Taxes” for further information on potential contingencies surrounding income taxes.

NOTE 15: EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

The TripAdvisor Retirement Savings Plan (the “401(k) Plan”), qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows participating employees, most of our U.S. employees, to make contributions of a specified percentage of their eligible compensation. Participating employees may contribute up to 50% of their eligible salary on a pre-tax basis, but not more than statutory limits. Employee-participants age 50 and over may also contribute an additional amount of their salary on a pre-tax tax basis up to the IRS Catch-Up Provision Limit (or “catch-up contributions”). Employees may also contribute into the 401(k) Plan on an after-tax basis up (or “Roth 401(k) contributions”) to an annual maximum of 10%. The 401(k) Plan has an automatic enrollment feature at 6% pre-tax. We match 50% of the first 6% of employee contributions to the plan for a maximum employer contribution of 3% of a participant’s eligible earnings. The catch-up contributions are not eligible for employer matching contributions. The matching contributions portion of an employee’s account, vests after two years of service. Additionally, at the end of the 401(k) Plan year, we make a discretionary matching contribution to eligible participants. This additional discretionary matching employer contribution (or “true up”) is limited to match only contributions up to 3% of eligible compensation.

We also have various defined contribution plans for our international employees. Our contribution to the 401(k) Plan and our international defined contribution plans which are recorded in our consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016 were $13 million, $9 million, and $9 million, respectively.

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

Under the 2011 Plan, 100,000 shares of TripAdvisor common stock are available for issuance to non-employee directors. From the inception of the Plan through December 31, 2018, a total of 4,645 shares have been reserved for such purpose.

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

Under the Severance Plan, in the event of a termination by the Company without Cause more than three months prior to a Change in Control or more than twelve months following a Change in Control, the severance benefits for the Participant generally shall consist of the following:

•	continued payment of base salary for a period of six to eighteen months following the date of such Participant’s termination of employment; and

•

continuation of coverage under the Company’s health insurance plan through the Company’s payment of COBRA premiums for a period of six to eighteen months following the date of such Participant’s termination of employment.

Under the Severance Plan, in the event of a termination by the Company without Cause or by the Participant for Good Reason, in each case within three months prior to or twelve months following a Change in Control, the severance benefits for the Participant shall consist of the following:

•	payment of a lump sum amount equal to (i) twelve to twenty-four months of the Participant’s Base Salary, plus (ii) the Participant’s Target Bonus multiplied by 1, 1.5 or 2; and

•	payment of a lump sum amount equal to the premiums required to continue the Participant’s medical coverage under the Company’s health insurance plan for a period of twelve to twenty-four months.

The foregoing summary is qualified in its entirety by reference to the Executive Severance Plan and Summary Plan Description incorporated herein by reference as Exhibit 10.23 to this Annual Report on Form 10-K. During the year end December 31, 2018, severance recorded under the Severance Plan in our consolidated statement of operations was not material. During the year ended December 31, 2017, we recorded $1 million of severance under the Severance Plan in our consolidated statement of operations.

NOTE 16: STOCKHOLDERS’ EQUITY

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. As of December 31, 2018, no preferred shares had been issued.

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share. Holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% percent of the total number of directors, rounded up to the next whole number, which was two directors as of December 31, 2018. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of TripAdvisor the holders of both classes of common stock have equal rights to receive all the assets of TripAdvisor after the rights of the holders of the preferred stock have been satisfied. There were 137,158,010 and 125,101,322 shares of common stock issued and outstanding, respectively, and 12,799,999 shares of Class B common stock issued and outstanding at December 31, 2018.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is primarily comprised of accumulated foreign currency translation adjustments, as follows for the periods presented:

	December 31, 2018	December 31, 2017
	(in millions)
Cumulative foreign currency translation adjustments (1)	$(62)	$(42)
Total accumulated other comprehensive loss (2)	$(62)	$(42)

(1)	Due to our intention to indefinitely reinvest foreign subsidiary earnings in those operations; deferred taxes are not provided on foreign currency translation adjustments.
(2)	Our accumulated net unrealized gain (loss) on available for sale debt securities was not material as of December 31, 2018 and December 31, 2017.

Treasury Stock

On February 15, 2013, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. During the year ended December 31, 2016, we repurchased 2,002,356 shares of  the Company’s outstanding common stock under this share repurchase program at an average cost of $52.33 per share, exclusive of fees and commissions, or $105 million in the aggregate, and completed this share repurchase program authorized by our Board of Directors.

On January 25, 2017, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. During the year ended December 31, 2017, we repurchased a total of 6,079,003 shares of the Company’s outstanding common stock under this share repurchase program at an average share price of $41.13, exclusive of fees and commissions, or $250 million in the aggregate, and completed this share repurchase program. As of December 31, 2017, there were 9,474,490 shares of the Company’s common stock held in treasury with an aggregate cost of $447 million.

On January 31, 2018, our Board of Directors authorized an additional repurchase of up to $250 million of our shares of common stock under a share repurchase program. This share repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. During the year ended December 31, 2018, we repurchased 2,582,198 shares of our outstanding common stock at an average share price of $38.73 per share, exclusive of fees and commissions, or $100 million in the aggregate. As of December 31, 2018, we had a remaining $150 million available to repurchase shares of our common stock under this share repurchase program. As of December 31, 2018, there were 12,056,688 shares of the Company’s common stock held in treasury with an aggregate cost of $547 million.

Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase programs discussed above in compliance with applicable legal requirements.

Dividends

During the years ended December 31, 2018, 2017 and 2016, our Board of Directors did not declare any dividends on our outstanding common stock and do not expect to pay any dividends for the foreseeable future. Our ability to pay dividends is also limited by the terms of our 2015 Credit Facility.

NOTE 17: RELATED PARTY TRANSACTIONS

Relationship between Expedia and TripAdvisor

Upon consummation of the Spin-Off, Expedia was considered a related party under GAAP based on a number of factors, including, among others, common ownership of our shares and those of Expedia. However, we no longer consider Expedia a related party. For purposes of governing certain of the ongoing relationships between us and Expedia at and after the Spin-Off, and to provide for an orderly transition, we and Expedia entered into various agreements at the time of the Spin-Off, which TripAdvisor has satisfied its obligations. However, TripAdvisor continues to be subject to certain post Spin-Off obligations under the Tax Sharing Agreement.

Under the Tax Sharing Agreement between us and Expedia, we are generally required to indemnify Expedia for any taxes resulting from the Spin-Off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by us described in the covenants in the tax sharing agreement, (ii) any acquisition of our equity securities or assets or those of a member of our group, or (iii) any failure of the representations with respect to us or any member of our group to be true or any breach by us or any member of our group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel. The full text of the Tax Sharing Agreement is incorporated by reference in this Annual Report on Form 10-K as Exhibit 10.2. Refer to “Note 11: Income Taxes” above for information regarding the status of completed and ongoing IRS audits of our consolidated income tax returns with Expedia to date.

Relationship between Liberty TripAdvisor Holdings, Inc. and TripAdvisor

We consider Liberty TripAdvisor Holdings, Inc. (“LTRIP”) a related party. As of December 31, 2018, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 14.5% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.5% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.7% of our voting power.  Refer to “Note 1: Organization and Business Description” above, which describes the evolution of our relationship with LTRIP.

We had no related party transactions with LTRIP during the years ended December 31, 2018, 2017 or 2016.

NOTE 18: SEGMENT AND GEOGRAPHIC INFORMATION

Our reporting structure includes two reportable segments: Hotel and Non-Hotel. Our Non-Hotel segment consists of the aggregation of three operating segments: Experiences, Restaurants and Rentals.  The nature of the services provided are summarized in “Note 4: Revenue Recognition”.

Our operating segments are determined based on how our chief operating decision maker manages our business, regularly assesses information and evaluates performance for operating decision-making purposes, including allocation of resources. The chief operating decision maker for the Company is our CEO.

Adjusted EBITDA is our segment profit measure and a key measure used by our management and board of directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation and other stock-settled obligations; (6) goodwill, long-lived asset and intangible asset impairments; (7) legal reserves and settlements; and (8) non-recurring expenses and income. During the fourth quarter of 2018, the Company revised its Adjusted EBITDA definition to exclude legal reserves and settlements, as the Company believes these costs are not directly tied to the core operations of our business. The Company believes that excluding these amounts better enables management and investors to compare segment financial results between periods as these costs may vary independent of business performance. This revision to our Adjusted EBITDA definition did not have a material impact to our segment financial results for any period prior to the year ended December 31, 2018, therefore no reclassifications have been made to conform the prior periods to the current period presentation.

The following tables present our segment information for the years ended December 31, 2018, 2017 and 2016, and includes a reconciliation of Adjusted EBITDA to Net Income. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, legal reserves and settlements, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our chief operating decision maker does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our chief operating decision maker. Intersegment revenue is not material and, in addition, already eliminated in the information by segment provided to our chief operating decision maker. Our consolidated general and administrative expenses, excluding stock-based compensation costs, are shared by all operating segments. Each operating segment receives an allocated charge based on the segment’s percentage of the Company’s total personnel costs.

	Year ended December 31, 2018
	Hotel	Non-Hotel	Corporate and unallocated	Total
	(in millions)
Revenue	$1,157	$458	$—	$1,615
Adjusted EBITDA (1)	356	66	—	422
Depreciation			(82)	(82)
Amortization of intangible assets			(34)	(34)
Stock-based compensation			(118)	(118)
Legal reserves and settlements			(5)	(5)
Operating income				183
Other expense, net				(10)
Income before income taxes				173
Provision for income taxes				(60)
Net income				$113

	Year ended December 31, 2017
	Hotel	Non-Hotel	Corporate and unallocated	Total
	(in millions)
Revenue	$1,196	$360	$—	$1,556
Adjusted EBITDA (1)	286	45	—	331
Depreciation			(79)	(79)
Amortization of intangible assets			(32)	(32)
Stock-based compensation			(96)	(96)
Operating income				124
Other expense, net				(14)
Income before income taxes				110
Provision for income taxes (2)				(129)
Net loss				$(19)

	Year ended December 31, 2016
	Hotel	Non-Hotel	Corporate and unallocated	Total
	(in millions)
Revenue	$1,190	$290	$—	$1,480
Adjusted EBITDA (1)	380	(28)	—	352
Depreciation			(69)	(69)
Amortization of intangible assets			(32)	(32)
Stock-based compensation			(85)	(85)
Operating income				166
Other expense, net				(15)
Income before income taxes				151
Provision for income taxes				(31)
Net income				$120

(1)

Includes allocated general and administrative expenses in our Hotel segment of $77 million, $81 million and $80 million; and in our Non-Hotel segment of $50 million, $42 million and $38 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)

The year ended December 31, 2017 reflects $67 million of Transition Tax and $6 million of tax expense recorded due to the remeasurement of net deferred tax assets related to the 2017 Tax Act enacted on December 22, 2017. Refer to “Note 11: Income Taxes” for further information.

Revenue and Geographic Information

Our revenue sources within our Hotel segment, which are TripAdvisor-branded click-based and transaction revenue, TripAdvisor-branded display-based advertising and subscription revenue; and other hotel revenue, which along with our Non-Hotel revenue source, comprise our products.

The following table presents revenue by source for the periods presented:

	Year ended December 31,
	2018	2017	2016
	(in millions)
TripAdvisor-branded click-based and transaction	$722	$756	$750
TripAdvisor-branded display-based advertising and subscription	308	292	282
Other hotel revenue	127	148	158
Non-hotel revenue	458	360	290
Total revenue	$1,615	$1,556	$1,480

During the fourth quarter of 2018, the Company revised the basis in which it measures geographic revenue information to the physical location of the TripAdvisor subsidiary which generates the revenue, which is consistent with our measurement of long-lived physical assets, or property and equipment, net. This change had no effect on our consolidated financial statements.  The geographic classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services, or the location of the travel service provider, experience operator or restaurant. For example, a reservation made through TripAdvisor.com at a hotel in the U.S. by a consumer in the U.S. could be part of the Company's non-U.S. revenue. All prior periods have been reclassified to conform to the current period presentation.  These reclassifications also had no effect on our consolidated financial statements.

	Year ended December 31,
	2018	2017	2016
	(in millions)
Revenue
United States	$835	$802	$718
United Kingdom	508	530	564
All other countries	272	224	198
Total revenue	$1,615	$1,556	$1,480

The Company’s property and equipment, net for the United States and all other countries based on the geographic location of the assets for the periods presented:

	December 31,
	2018	2017
	(in millions)
Property and equipment, net
United States	$214	$219
All other countries	39	44
Total	$253	$263

NOTE 19: INTEREST INCOME AND OTHER, NET

The following table presents the detail of interest income and other, net, for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net gain (loss), realized and unrealized, on foreign currency exchange and foreign currency derivative contracts and other, net	$(6)	$2	$(4)
Interest income	7	1	1
Gain/(loss) on investment in privately-held companies	1	(2)	—
Total	$2	$1	$(3)

NOTE 20: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2018. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Year ended December 31, 2018
Revenue	$378	$433	$458	$346
Operating income	23	49	89	23
Net income	5	32	69	7
Basic earnings per share (1)	$0.04	$0.23	$0.50	$0.05
Diluted earnings per share (1)	$0.04	$0.23	$0.49	$0.05
Year ended December 31, 2017
Revenue	$372	$424	$439	$321
Operating income	27	46	42	9
Net income (loss) (2)	13	27	25	(84)
Basic earnings (loss) per share (1)	$0.09	$0.19	$0.18	$(0.60)
Diluted earnings (loss) per share (1)	$0.09	$0.19	$0.18	$(0.60)

(1) (2)

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

During the fourth quarter of 2017, we recognized $67 million of Transition Tax and $6 million of tax expense recorded for the remeasurement of our net deferred tax assets related to the 2017 Tax Act enacted on December 22, 2017. Refer to “Note 11: Income Taxes” for further information.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Pursuant to Exchange Act Rule 13a-15(d) or 15d-15(d), management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report which is included below.

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

Opinion on Internal Control Over Financial Reporting

We have audited TripAdvisor, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Boston, Massachusetts

February 22, 2019

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our 2019 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to our 2019 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our 2019 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our 2019 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our 2019 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

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

(b) Exhibits:

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
3.1	Restated Certificate of Incorporation of TripAdvisor, Inc.		8-K	001-35362	3.1	12/27/11
3.2	Amended and Restated Bylaws of TripAdvisor, Inc.		8-K	001-35362	3.2	12/27/11
3.3	Amended No. 1 to Amended and Restated Bylaws of TripAdvisor, Inc.		8-K	001-35362	3.1	2/12/13
4.1	Specimen TripAdvisor, Inc. Common Stock Certificate		S-4/A	333-175828-01	4.6	10/24/11
10.1	Governance Agreement, by and among TripAdvisor, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	001-35362	10.1	12/27/11
10.2	Tax Sharing Agreement by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.2	12/27/11
10.3+	Amended and Restated TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan		10-Q	001-35362	10.1	11/8/16
10.4+	TripAdvisor, Inc. 2018 Stock and Annual Incentive Plan		10-Q	001-35362	10.1	8/1/18
10.5+	TripAdvisor, Inc. Deferred Compensation Plan for Non-Employee Directors		S-8	333-178637	4.6	12/20/11
10.6	Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013		10-Q	001-35362	10.1	7/24/13
10.7	Guaranty dated June 20, 2013 by TripAdvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord		10-Q	001-35362	10.2	7/24/13
10.8+	Employment Agreement between TripAdvisor LLC and Seth Kalvert, effective as of May 19, 2016		8-K	001-35362	10.1	5/23/16
10.9+	Amendment to Employment Agreement between TripAdvisor LLC and Seth Kalvert, dated as of February 19, 2018		10-K	001-35362	10.8	2/21/18
10.10+	Employment Agreement between TripAdvisor LLC and Stephen Kaufer, effective as of March 31, 2014		10-Q	001-35362	10.3	5/6/14
10.11+	Amendment to Employment Agreement between TripAdvisor LLC and Stephen Kaufer, effective as of November 28, 2017		10-K	001-35362	10.10	2/21/18
10.12+	Amended and Restated Option Agreement dated June 5, 2017 between Stephen Kaufer and TripAdvisor, Inc.		8-K	001-35362	10.1	6/8/17
10.13+	Stock Option Agreement (time-based) between Stephen Kaufer and TripAdvisor, Inc. dated November 28, 2017		10-K	001-35362	10.12	2/21/18
10.14+	RSU Agreement (time-based) between Stephen Kaufer and TripAdvisor, Inc. dated November 28, 2017		10-K	001-35362	10.13	2/21/18
10.15+	RSU Agreement (performance based (market)) between Stephen Kaufer and TripAdvisor, Inc. dated November 28, 2017		10-K	001-35362	10.14	2/21/18

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
10.16+	RSU Agreement (performance based (financial and strategic)) between Stephen Kaufer and TripAdvisor, Inc. dated November 28, 2017		10-K	001-35362	10.15	2/21/18
10.17+	Viator, Inc. 2010 Stock Incentive Plan		S-8	333-198726	99.1	9/12/14
10.18+	Offer Letter dated May 9, 2017, between TripAdvisor Limited and Dermot Halpin		10-Q	001-35362	10.1	5/9/17
10.19	Credit Agreement dated as of June 26, 2015 by and among TripAdvisor, Inc., TripAdvisor Holdings, LLC, TripAdvisor LLC, JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; Morgan Stanley Bank, N.A.; Bank of America, N.A.; BNP Paribas; SunTrust Bank; Wells Fargo Bank, National Association; Royal Bank of Canada; Barclays Bank PLC; U.S. Bank National Association; Citibank, N.A.; The Bank of Tokyo-Mitsubishi UFJ, Ltd.; Goldman Sachs Bank USA; and Deutsche Bank AG New York Branch		8-K	001-35362	10.1	6/30/15
10.20	First Amendment, dated as of May 12, 2017, by and among TripAdvisor, Inc., TripAdvisor Holdings, LLC, TripAdvisor LLC and other Subsidiary Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P.Morgan Europe Limited, as London Agent		8-K	001-35362	10.1	5/15/17
10.21+	Employment Agreement, dated as of October 6, 2015, between TripAdvisor, LLC and Ernst Teunissen		8-K	001-35362	10.1	10/8/15
10.22+	Amendment to Employment Agreement, dated as of November 28, 2017, between TripAdvisor, LLC and Ernst Teunissen		10-K	001-35362	10.21	2/21/18
10.23+	Executive Severance Plan and Summary Plan Description		10-Q	001-35362	10.4	8/8/17
10.24	Form of TripAdvisor Media Group Master Advertising Insertion Order		10-K	001-35362	10.23	2/21/18
10.25+	Form of Option Agreement (Domestic)		10-Q	001-35362	10.1	5/8/18
10.26+	Form of Option Agreement (International)		10-Q	001-35362	10.2	5/8/18
10.27+	Form of Restricted Stock Unit Agreement (Domestic)		10-Q	001-35362	10.3	5/8/18
10.28+	Form of Restricted Stock Unit Agreement (International)		10-Q	001-35362	10.4	5/8/18
10.29+	Form of Restricted Stock Unit Agreement (French)		10-Q	001-35362	10.5	5/8/18
10.30+	Form of Restricted Stock Unit Agreement (Performance Based Domestic)		10-Q	001-35362	10.6	5/8/18
10.31+	Form of Restricted Stock Unit Agreement (Performance Based French)		10-Q	001-35362	10.7	5/8/18
10.32+	Form of Restricted Stock Unit Agreement (Non-Employee Directors)		10-Q	001-35362	10.2	8/1/18
21.1	Subsidiaries of the Registrant	X
23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included in signature page)	X

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

X

+ Indicates a management contract or a compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPADVISOR, INC.
	By:	/s/ STEPHEN KAUFER
February 22, 2019		Stephen Kaufer Chief Executive Officer and President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 22, 2019.

Signature	Title
/s/ STEPHEN KAUFER	Chief Executive Officer, President and Director (Principal Executive Officer)
Stephen Kaufer
/s/ ERNST TEUNISSEN	Chief Financial Officer (Principal Financial Officer)
Ernst Teunissen
/s/ NOEL WATSON	Chief Accounting Officer (Principal Accounting Officer)
Noel Watson
/s/ GREGORY B. MAFFEI	Chairman of the Board
Gregory B. Maffei /s/ JAY C. HOAG	Director
Jay C. Hoag
/s/ DIPCHAND V. NISHAR	Director
Dipchand V. Nishar
/s/ JEREMY PHILIPS	Director
Jeremy Philips
/s/ SPENCER M. RASCOFF	Director
Spencer M. Rascoff
/s/ ALBERT E. ROSENTHALER	Director
Albert E. Rosenthaler
/s/ ROBERT S. WIESENTHAL	Director
Robert S. Wiesenthal