Form 10-Q
period 2019-03-31
TripAdvisor, Inc.
filed 2019-05-07
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	TRIP	NASDAQ

Class	Outstanding Shares at May 1, 2019
Common Stock, $0.001 par value per share	126,229,018 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended March 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended March 31,
	2019	2018
Revenue (Note 3)	$376	$378

Costs and expenses:
Cost of revenue (1)	21	20
Selling and marketing (2)	178	198
Technology and content (2)	73	67
General and administrative (2)	42	42
Depreciation	23	20
Amortization of intangible assets	8	8
Total costs and expenses:	345	355
Operating income	31	23
Other income (expense):
Interest expense	(2)	(3)
Interest income and other, net	4	1
Total other income (expense), net	2	(2)
Income before income taxes	33	21
Provision for income taxes	(7)	(16)
Net income	$26	$5

Earnings per share attributable to common stockholders (Note 4):
Basic	$0.19	$0.04
Diluted	$0.18	$0.04
Weighted average common shares outstanding (Note 4):
Basic	138	139
Diluted	141	140

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$2	$2
Amortization of website development costs included in depreciation	16	15
	$18	$17

(2) Includes stock-based compensation expense as follows (Note 5):
Selling and marketing	$5	$6
Technology and content	$12	$12
General and administrative	$10	$11

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended
	March 31,
	2019	2018
Net income	$26	$5
Other comprehensive income:
Foreign currency translation adjustments (1)	(2)	8
Total other comprehensive (loss) income	(2)	8
Comprehensive income	$24	$13

(1)	Foreign currency translation adjustments exclude income taxes due to our intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$771	$655
Short-term marketable securities (Note 6)	40	15
Accounts receivable and contract assets, net of allowance for doubtful accounts of $23 and $21, respectively (Note 3)	236	212
Prepaid expenses and other current assets	35	33
Total current assets	1,082	915
Property and equipment, net (Note 7)	257	253
Operating lease right-of-use assets (Note 2)	73	―
Intangible assets, net of accumulated amortization of $147 and $140, respectively	109	118
Goodwill (Note 8)	754	756
Deferred income taxes, net	20	27
Other long-term assets	100	98
TOTAL ASSETS	$2,395	$2,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11	$15
Deferred merchant payables	263	164
Deferred revenue (Note 3)	101	63
Accrued expenses and other current liabilities	155	151
Total current liabilities	530	393
Deferred income taxes, net	22	21
Other long-term liabilities (Note 11)	336	282
Total Liabilities	888	696

Commitments and contingencies (Note 12)
Stockholders’ equity: (Note 13)
Preferred stock, $0.001 par value	―	―
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	―	―
Authorized shares: 1,600,000,000
Shares issued: 138,256,630 and 137,158,010, respectively
Shares outstanding: 126,199,942 and 125,101,322, respectively
Class B common stock, $0.001 par value	―	―
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,046	1,037
Retained earnings	1,072	1,043
Accumulated other comprehensive loss	(64)	(62)
Treasury stock-common stock, at cost, 12,056,688 and 12,056,688 shares, respectively	(547)	(547)
Total Stockholders’ Equity	1,507	1,471
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,395	$2,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended March 31, 2019
							Accumulated
			Class B		Additional		other
	Common stock		common stock		paid-in	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	earnings	loss	Shares	Amount	Total
Balance as of December 31, 2018	137,158,010	$—	12,799,999	$—	$1,037	$1,043	$(62)	(12,056,688)	$(547)	$1,471
Net income						26				26
Cumulative effect adjustment from adoption of new accounting guidance (Note 2)						3				3
Other comprehensive loss							(2)			(2)
Issuance of common stock related to exercises of options and vesting of RSUs	1,098,620	―			―					―
Withholding taxes on net share settlements of equity awards					(23)					(23)
Stock-based compensation					32					32
Balance as of March 31, 2019	138,256,630	$—	12,799,999	$—	$1,046	$1,072	$(64)	(12,056,688)	$(547)	$1,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended March 31, 2018
							Accumulated
			Class B		Additional		other
	Common stock		common stock		paid-in	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2017	135,617,263	$—	12,799,999	$—	$926	$926	$(42)	(9,474,490)	$(447)	$1,363
Net income						5				5
Cumulative effect adjustment from adoption of new accounting guidance						4				4
Other comprehensive income							8			8
Issuance of common stock related to exercises of options and vesting of RSUs	779,609	―			―					―
Repurchase of common stock (Note 13)								(252,650)	(10)	(10)
Withholding taxes on net share settlements of equity awards					(12)					(12)
Stock-based compensation					32					32
Balance as of March 31, 2018	136,396,872	$—	12,799,999	$—	$946	$935	$(34)	(9,727,140)	$(457)	$1,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended March 31,
	2019	2018
Operating activities:
Net income	$26	$5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	23	20
Amortization of intangible assets	8	8
Stock-based compensation expense	27	29
Deferred tax expense	9	―
Other, net	5	―
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, contract assets, prepaid expenses and other assets	(27)	(55)
Accounts payable, accrued expenses and other liabilities	(18)	―
Deferred merchant payables	99	110
Income tax receivables/payables, net	(8)	15
Deferred revenue	38	42
Net cash provided by operating activities	182	174

Investing activities:
Capital expenditures, including internal-use software and website development	(17)	(15)
Purchases of marketable securities	(40)	(1)
Sales of marketable securities	―	41
Maturities of marketable securities	15	3
Net cash (used in) provided by investing activities	(42)	28

Financing activities:
Repurchase of common stock	―	(4)
Proceeds from 2015 credit facility	―	5
Payments to 2015 credit facility	―	(235)
Payment of withholding taxes on net share settlements of equity awards	(23)	(12)
Other financing activities, net	(1)	―
Net cash used in financing activities	(24)	(246)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	―	6
Net increase (decrease) in cash, cash equivalents and restricted cash	116	(38)
Cash, cash equivalents and restricted cash at beginning of period	655	673
Cash, cash equivalents and restricted cash at end of period	$771	$635

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

Description of Business

TripAdvisor is an online travel company and our mission is to help people around the world plan, book and experience the perfect trip. We seek to achieve our mission by providing consumers and travel partners a global platform of rich content, price comparison tools and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants.

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Our flagship brand is TripAdvisor. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 48 markets and 28 languages worldwide. TripAdvisor features approximately 760 million reviews and opinions on approximately 8.3 million places to stay, places to eat and things to do – including 1.3 million hotels, inns, B&Bs and specialty lodging, 914,000 rental properties, 5.0 million restaurants and 1.1 million travel activities and experiences worldwide. We also enable consumers to compare prices and book a number of these travel experiences on either a TripAdvisor website or mobile application (“mobile app”), or on the website or mobile app of one of our travel partners. In addition to the flagship TripAdvisor brand, we manage and operate the following other travel media brands: www.airfarewatchdog.com, www.bokun.io, www.bookingbuddy.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, and www.restorando.com), www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.vacationhomerentals.com, and www.viator.com.

During the first quarter of 2019, as part of our continuous review of the business, we evaluated our operations and realigned the reportable segment information which our chief operating decision maker, or CODM, regularly assesses to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources. The CODM for the Company is our Chief Executive Officer. The revised segment reporting structure includes the following reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. For further information on our segments, including the change in segments, and principal revenue streams within these segments refer to “Note 3: Revenue Recognition” and “Note 15: Segment Information,” in these notes to our unaudited condensed consolidated financial statements. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q. These reclassifications had no effect on our unaudited condensed consolidated financial statements in any period.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. We prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation. Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, previously filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

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

Seasonality

Global travel market expenditures tend to follow a seasonal pattern. Correspondingly, advertising investments made by travel partners and, therefore, our revenue and profits, also tend to follow a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. Significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued new guidance which revises the accounting for leases (“ASC 842”). The new guidance requires entities that lease assets to recognize right-of-use (ROU) assets representing its right to use the underlying asset for the lease term and lease liabilities related to the rights and obligations created by those leases on the balance sheet regardless of whether they are classified as finance or operating leases, with classification affecting the pattern and presentation of expenses and cash flows on our consolidated financial statements. In addition, new disclosures are required to meet the objective of enabling users of the financial statements to better understand the amount, timing, and uncertainty of cash flows arising from leases. We adopted this guidance on January 1, 2019 and elected the modified retrospective transition method that allowed for a cumulative-effect adjustment in the period of adoption. Financial results for reporting periods beginning after January 1, 2019 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods. The Company has also updated its accounting policies to reflect the new guidance and have implemented lease accounting software to support its accounting process, financial reporting, and new financial disclosure requirements.

We elected the following practical expedients that are available in transition upon the adoption of ASC 842 and for the Company’s ongoing accounting policy: 1) the “practical expedients package of three”, which allows us to not reassess the following:  a) whether any expired or existing contracts are or contain a lease as of the adoption date, b) the lease classification for any expired or existing leases as of the adoption date; and c) the accounting treatment for initial direct costs for existing leases as of the adoption date, 2) the “short-term lease recognition exemption”, which allows entities to forego recognition of ROU assets and lease liabilities for leases with a lease term of twelve months or less and which also do not include an option to renew the lease term that the entity is reasonably certain to exercise, 3) elect by asset class as an accounting policy, to combine  lease and non-lease components as a single component and subsequently account for the combined single component as the lease component; and 4) apply the portfolio approach to similar types of leases where the Company does not reasonably expect the outcome to differ materially from applying the new guidance to individual leases.

The adoption of ASC 842 did not have a material impact to our unaudited condensed consolidated statement of operations or unaudited condensed consolidated statement of cash flows during the three months ended March 31, 2019. The effect of the adoption on our unaudited condensed consolidated balance sheet as of January 1, 2019 for the adoption of ASC 842 is as follows:

	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019
	(in millions)
Assets:
Prepaid expenses and other current assets	$33	$(3)	$30
Property and equipment, net (1)	253	8	261
Operating lease right-of-use assets (1)	—	75	75
Deferred income taxes, net	27	(1)	26
Other long-term assets	98	(2)	96

Liabilities:
Accrued expenses and other current liabilities (2)	151	21	172
Other long-term liabilities (1)	282	53	335
Retained earnings (3)	$1,043	$3	$1,046
(1)	Refer to the below discussion regarding the transition accounting for operating and finance leases upon adoption of ASC 842.
(2)	This adjustment primarily represents the short-term portion of operating and finance lease obligations recorded upon adoption of ASC 842, discussed below.
(3)	Represents a cumulative-effect adjustment of $3 million, net of tax to our beginning balance of retained earnings recorded upon adoption of ASC 842.

We lease office space in a number of countries around the world under non-cancelable lease agreements. Our corporate headquarters lease (“Headquarters Lease”) is our most significant office space lease. The Company has also entered into data center and certain equipment, such as network equipment, and other leases, which are not material to our unaudited condensed consolidated financial statements. We determine whether a contract is or contains a lease at inception of a contract. We define a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Control over the use of the identified asset means that we have both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

Our lease contracts contain both lease and non-lease components. We account separately for the lease and non-lease components of office space leases and certain other leases, such as data center leases. We allocate the consideration in the contract to the lease and non-lease components based on each component’s relative standalone price. We determine standalone prices for the lease components based on the prices for which other lessors lease similar assets on a standalone basis. We determine standalone prices for the non-lease component based on the prices that other suppliers charge for services for similar assets on a standalone basis. If observable standalone prices are not readily available, we estimate the standalone prices based on other available observable information. However, for certain categories of equipment leases, such as network equipment and others, we account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases that have similar characteristics, we apply a portfolio approach to effectively account for operating lease ROU assets and operating lease liabilities, hence we do not expect the outcome to differ materially from applying the new guidance to individual leases.

The Company uses its estimated incremental borrowing rate as the discount rate in measuring the present value of our lease payments given the rate implicit in our leases is not typically readily determinable. Given we do not currently borrow on a collateralized basis, our incremental borrowing rate is estimated to approximate the interest  rate in which the Company would expect to pay on a collateralized basis over a similar term and payments, and in economic environments where the leased asset is located. We use the portfolio approach to determine the discount rate for leases with similar characteristics or when the Company is reasonably certain that doing so would not materially affect the accounting for those leases to which a single discount rate is applied.

Operating Leases

Our office space leases, exclusive of our Headquarters Lease, are operating leases, which expire at various dates with the latest maturity in June 2027. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, we recognized $88 million of both operating ROU assets and operating lease liabilities, respectively on our unaudited condensed consolidated balance sheet upon adoption of ASC 842 as of January 1, 2019. These operating ROU assets were then reduced by a net deferred rent balance of $13 million as of January 1, 2019, which primarily consisted of existing deferred and prepaid rent balances.

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at lease commencement date, or the date the lessor makes the leased asset available for use, based on the present value of lease payments over the lease term using the Company’s estimated incremental borrowing rate. ROU assets related to operating leases comprise the initial lease liability, and are then adjusted for any prepaid or deferred rent payments, unamortized initial direct costs, and lease incentives received. Amortization expense for operating lease ROU assets and interest accretion on operating lease liabilities are recognized as a single operating lease cost in our consolidated statement of operations, which is effectively recognition of rent expense on a straight-line basis over the lease period. The carrying amount of lease liabilities are (1) accreted to reflect interest using the incremental borrowing rate if the rate implicit in the lease is not readily determinable; and (2) reduced to reflect lease payments made during the period. Lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. Certain of our operating leases include options to extend the lease terms for up to 5 years and/or terminate the leases within 1 year, which we include in our lease term if we are reasonably certain to exercise these options. Payments under our operating leases are primarily fixed, however, certain of our operating lease agreements include rental payments which are adjusted periodically for inflation. We recognize these costs as variable lease costs on our unaudited condensed consolidated statement of operations, which were not material in each of the three months ended March 31, 2019 and 2018. In addition, short-term lease costs, amortization expense of our initial direct costs, and unamortized initial direct costs were not material in any period. As of March 31, 2019, operating lease ROU assets was $73 million on our unaudited condensed consolidated balance sheet.

Finance Lease

In June 2013, we entered into our Headquarters Lease. Pursuant to the Headquarters Lease, the landlord built an approximately 280,000 square foot rental building in Needham, Massachusetts (the “Premises”), and leased the Premises to the Company as our new corporate headquarters for an initial term of 15 years and 7 months or through December 2030. The Company also has an option to extend the term of the Headquarters Lease for two consecutive terms of five years each. The Company was deemed to be the owner of the Premises for accounting purposes only during the construction period under legacy GAAP accounting rules for lease accounting, or ASC 840. Accordingly, the Company recorded project construction costs during the construction period incurred by the landlord as a construction-in-progress asset and a related construction financing obligation on our consolidated balance sheet. The amounts that the Company incurred for normal tenant improvements and structural improvements had also been recorded to the construction-in-progress asset. Upon completion of construction at the end of the second quarter of 2015, we evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under ASC 840. We concluded that it did not meet the provisions for sale-leaseback accounting. Therefore, the Headquarters Lease was accounted for as a financing obligation through December 31, 2018, in which we depreciated the building asset over its estimated useful life and incurred interest expense related to the financing obligation, imputed using the effective interest rate method.

Upon the adoption of ASC 842 on January 1, 2019, we derecognized the previous assets and liabilities recorded for the Headquarters Lease described above, with the exception of net assets and liabilities of $26 million, primarily related to structural improvements paid by the Company, net of tenant incentives and accumulated amortization, which is classified as net prepaid rent under the new guidance. The Company then assessed the lease classification of our Headquarters Lease and concluded it should be classified and accounted for as a finance lease upon adoption on January 1, 2019. Accordingly, on January 1, 2019, we recognized a finance lease ROU asset and a finance lease liability of $114 million and $88 million, respectively, on our unaudited condensed consolidated balance sheet. The difference between the ROU asset and lease liability represents the aforementioned $26 million of net prepaid rent, and is being amortized straight-line over the remaining lease term. As of March 31, 2019, the ROU asset related to our Headquarters Lease was $112 million, net of accumulated amortization of $2 million, and is included in the property and equipment, net on our unaudited condensed consolidated balance sheet.

Finance lease ROU assets and finance lease liabilities commencing after January 1, 2019 are recognized similar to an operating lease, at the lease commencement date or the date the lessor makes the leased asset available for use. Finance lease ROU assets are generally amortized on a straight-line basis over the lease term, and the carrying amount of the finance lease liabilities are (1) accreted to reflect interest using the incremental borrowing rate if the rate implicit in the lease is not readily determinable, and (2) reduced to reflect lease payments made during the period. Amortization expense for finance lease ROU assets and interest accretion on finance lease liabilities are recorded to depreciation and interest expense, respectively, in our consolidated statement of operations.

We did not update any financial information or provide any disclosures required under the new guidance for the three months ended March 31, 2018 or as of December 31, 2018. The disclosures provided below for the three months ended March 31, 2018 or as of December 31, 2018 are based on the disclosure requirements under ASC 840.

The components of lease expense during the three months ended March 31, 2019 were as follows:

Three months ended March 31, 2019
(in millions)
Operating lease cost (1)	$6
Finance lease cost:
Amortization of right-of-use assets (2)	2
Interest on lease liabilities (3)	1
Total finance lease cost	$3
Sublease income (1)	(1)
Total lease cost, net	$8
(1)

Operating lease costs, net of sublease income, are included within operating expenses in our unaudited condensed consolidated statement of operations. During the three months ended March 31, 2018, we recorded operating lease expense of $5 million and sublease income of $1 million in our unaudited condensed consolidated statement of operations in accordance with ASC 840.

(2)

Amount is included in depreciation expense in our unaudited condensed consolidated statement of operations. During the three months ended March 31, 2018, we recorded depreciation expense of $1 million related to our Headquarters Lease in our unaudited condensed consolidated statement of operations in accordance with ASC 840.

(3)

Amount is included in interest expense in our unaudited condensed consolidated statement of operations. During the three months ended March 31, 2018, we recorded interest expense of $2 million related to our Headquarters Lease in our unaudited condensed consolidated statement of operations in accordance with ASC 840.

Additional information related to our leases during the three months ended March 31, 2019 is as follows:

Three months ended March 31, 2019
Supplemental Cash Flows Information:	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7
Operating cash flows from finance lease	1
Financing cash flows from finance lease	1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases (1)	$91
Finance lease (2)	88

As of March 31, 2019
Weighted-average remaining lease term:
Operating leases	4.8 years
Finance lease	11.8 years

Weighted-average discount rate:
Operating leases	4.46%
Finance lease	4.49%
(1)	Amount includes operating leases existing on January 1, 2019 of $88 million and those that commenced in the first quarter of 2019 of $3 million.
(2)	Amount represents the finance lease liability arising from obtaining the ROU asset related to our Headquarters Lease, which was recognized upon the adoption of ASC 842 on January 1, 2019.

Future lease payments under non-cancellable leases as of March 31, 2019 were as follows:

	Operating Leases	Finance Lease
Year Ending December 31,	(in millions)
2019 (excluding the three months ended March 31, 2019)	$17	$6
2020	21	9
2021	19	10
2022	17	10
2023	11	10
Thereafter	9	67
Total future lease payments	94	112
Less imputed interest	(9)	(25)
Total lease liabilities	$85	$87

Reported on unaudited condensed consolidated balance sheet as of March 31, 2019:	Operating Leases	Finance Lease
Accrued expenses and other current liabilities	$18	$5
Other long-term liabilities	67	82
Total lease liabilities	$85	$87

As of December 31, 2018, future minimum lease commitments under our Headquarters Lease and other non-cancelable operating leases for office space with terms of more than one year and contractual sublease income were as follows:

Year	Headquarters Lease (1)	Other Operating Leases	Sublease Income	Total Lease Commitments (Net of Sublease Income)
	(in millions)
2019	9	$19	$(3)	$25
2020	9	18	(2)	25
2021	10	16	(2)	24
2022	10	16	(2)	24
2023	10	9	—	19
Thereafter	67	9	—	76
Total	$115	$87	$(9)	$193

(1)	Amount includes an $83 million financing obligation in other long-term liabilities on our consolidated balance sheet at December 31, 2018, related to the Headquarters Lease.

As of March 31, 2019, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations for us.

Significant Accounting Policies

Other than the change in our accounting policy for leases, as described above, there have been no other significant changes to our significant accounting policies and estimates since December 31, 2018, as described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.

NOTE 3: REVENUE RECOGNITION

We generate all of our revenue from contracts with customers. We recognize revenue when we satisfy a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. When we act as an agent in the transaction under Revenue from Contracts with Customers (“ASC 606”), we recognize revenue for only our commission on the arrangement. We determine revenue recognition through the following steps:

(1)	Identification of the contract, or contracts, with a customer
(2)	Identification of the performance obligations in the contract
(3)	Determination of the transaction price
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, we satisfy a performance obligation

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the three months ended March 31, 2019 related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing. The application of our revenue recognition policies and a description of our principal activities, organized by reported segment, from which we generate our revenue, are presented below.

Hotels, Media & Platform Segment

TripAdvisor-branded Hotels Revenue. Our largest source of Hotels, Media & Platform segment revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly online travel agencies, or OTAs, and direct suppliers in the hotel category. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates that our travel partners pay are determined in a dynamic, competitive auction process, also known as our hotel metasearch auction, as travel partner CPC bids for rates and availability listed on our site are submitted.  When a CPC bid is submitted, the partner agrees to pay us the bid amount each time a traveler clicks on the link to that partner’s website. Bids can be submitted periodically – as often as daily– on a property-by-property basis. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service. Transaction revenue is generated from our hotel instant booking feature, which enables hotel shoppers to book directly with a travel partner, with the latter serving as the merchant of record for the transaction, without leaving our website. We earn a commission from our travel partners for each traveler that completes a hotel reservation on our website based on a pre-determined commission rate. Our hotel instant booking revenue includes (i) arrangements where commissions are billable on all instant booking hotel reservations; and (ii) arrangements where the commissions are billable only upon the completion of each traveler’s stay resulting from the reservation. The travel partners provide the service to the travelers and we act as an agent under ASC 606. Our performance obligation in both arrangements is complete at the time of the booking and the commission earned is recognized upon booking, as we have no post-booking service obligations. The amount of revenue recognized for commissions that are billable contingent upon a traveler stay requires an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay.

In addition, we offer subscription-based advertising to hoteliers, owners of B&Bs and other specialty lodging properties. Our performance obligation is generally to enable subscribers to advertise their businesses on our website, as well as manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period.  Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

We also offer travel partners the opportunity to promote their business through media advertising placements on our website. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates that our travel partners pay are based on a pre-determined rate. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

TripAdvisor-branded Display and Platform Revenue. Travel partners can promote their brands through display-based advertising placements on our websites across all of our segments and business units. Our display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. We also sell display-based advertising to OTAs and other travel related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or CPM, basis. The performance obligation in our display-based advertising arrangements is to display a number of advertising impressions on our websites and we recognize revenue for impressions as they are delivered. Services are generally billed monthly. We have applied the practical expedient to measure progress toward completion, as we have the right to invoice the customer in an amount that directly corresponds with the value to the customer of our performance to date, which is measured based on impressions delivered.

Experiences & Dining Segment

We provide information and services for consumers to research, book and experience activities and attractions in popular travel destinations both through Viator, our dedicated Experiences offering, and on our TripAdvisor website and mobile apps. We also power travel activities and experiences booking capabilities to consumers on affiliate partner websites, including some of the world’s top airlines, hotel chains, and online and offline travel agencies. We work with local tour or travel activities/experiences operators (“the supplier”) to provide our consumers the ability to book tours, activities and experiences (“the activity”) in popular destinations worldwide. We generate commissions for each booking transaction we facilitate through our online reservation system. We provide post-booking service to the consumer until the time of the activity, which is the completion of the performance obligation. Revenue is recognized at the time that the activity occurs. We do not control the activity before the supplier provides it to our consumers and therefore act as agent for nearly all of these transactions under ASC 606. We generally collect payment from the consumer at the time of booking that includes both our commission revenue and the amount due to the supplier. Our commission revenue is recorded as deferred revenue until the activity occurs and revenue is recognized, and the amount due to the supplier is recorded as deferred merchant payables on our consolidated balance sheet until completion of the activity and payment is made to the supplier. To a lesser extent, we earn commissions from third-party merchant partners, who display and promote on their websites the supplier activities available on our platform to generate bookings.  In these transactions, where we are not the merchant of record, we generally invoice and receive commissions directly from the third-party merchant partners. Our performance obligation is to allow the third-party merchant partners to display and promote on their website suppliers who utilize our platform and we earn a commission when consumers book and complete an activity. We do not control the service and act as an agent for these transactions under ASC 606. Our performance obligation is complete and revenue is recognized at the time of the booking, as we have no post-booking obligations. We recognize this revenue net of an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized for commissions that are billable contingent upon completion of the activity.

We also provide information and services for consumers to research and book restaurants in popular travel destinations through our dedicated restaurant reservations offering, TheFork, and on our TripAdvisor-branded websites and mobile apps. TheFork is an online restaurant booking platform operating on a number of websites (including www.thefork.com, www.lafourchette.com, www.eltenedor.com, and www.restorando.com), with a network of restaurant partners located primarily across Europe and Australia. We primarily generate transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by our restaurant customers. We invoice restaurants monthly for transaction fees. To a lesser extent, we also generate subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services and marketing analytic tools provided by TheFork and TripAdvisor. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription fees are generally billable in advance of service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied. In addition, we also offer restaurant partners the opportunity to promote their business through media advertising placements on our website. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of users who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates that our restaurant partners pay are based on a pre-determined rate. We record click-based advertising revenue as the click occurs and diner leads are sent to the restaurant partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our restaurant partners on a monthly basis consistent with the timing of the service.

Other

We provide information and services for travelers to research and book vacation and short-term rental properties, including full homes, condominiums, villas, beach properties, cabins and cottages. Our Rentals offering generates revenue primarily by offering individual property owners and managers the ability to list their properties on our websites and mobile apps thereby connecting with travelers through a free-to-list, commission-based option or, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, and on our TripAdvisor-branded websites and mobile apps. We earn commissions associated with rental transactions through our free-to-list model from both the traveler and the property owner or manager. We provide post-booking service to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. We act as an agent, under ASC 606, in the transactions as we do not control any properties before the property owner provides the accommodation to the traveler and do not have inventory risk. We generally collect from the traveler at the time of booking payment representing the amount due to the property owner or manager, as well as our commission. That portion of the payment representing our commission is recorded as deferred revenue until revenue is recognized, and that portion of the payment representing the amount due to the property owner is recorded as deferred merchant payables until payment is made to the property owner after the completion of the rental. Payments for term-based subscription fees related to online advertising services for the listing of rental properties are generally due in advance. As the performance obligation is the listing service provided to the property owner or manager over the subscription period, revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. We recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

In addition, our Other revenue includes revenue generated from our flights/cruise offerings, as well as revenue from non-TripAdvisor-branded websites not otherwise described above, such as www.bookingbuddy.com, www.cruisecritic.com, www.onetime.com and www.smartertravel.com, and TripAdvisor China, which primarily includes click-based advertising and display-based advertising revenue. The performance obligations, timing of customer payments for these brands and methods of recognizing revenue are generally consistent with click-based advertising or display-based advertising revenue, as described above.

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 15: Segment Information”, our business consists of two reportable segments – Hotels, Media & Platform and Experiences & Dining. A reconciliation of disaggregated revenue to segment revenue is also included below.

	Three months ended March 31,
	2019	2018
Major products/revenue sources (1):	(in millions)
Hotels, Media & Platform
TripAdvisor-branded hotels	$216	$217
TripAdvisor-branded display and platform	38	36
Total Hotels, Media & Platform	254	253

Experiences & Dining	80	62
Other	42	63
Total Revenue	$376	$378
(1)	Our revenue is recognized primarily at a point in time for all reported segments.

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers (in millions):

	March 31, 2019	December 31, 2018
Accounts receivable	227	205
Contract assets	9	7
Total	$236	$212

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheets. As of January 1, 2019 and 2018, we had $63 million and $59 million, respectively, recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $34 million and $32 million was recognized in revenue during the three months ended March 31, 2019 and 2018, respectively. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the three months ended March 31, 2019 and 2018 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

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

Diluted Earnings Per Share Attributable to Common Stockholders

Diluted earnings per share, or Diluted EPS, includes the potential dilution of common equivalent shares outstanding that could occur from stock-based awards and other stock-based commitments using the treasury stock method. We compute Diluted EPS by dividing net income (loss) by the sum of the weighted average number of common and common equivalent shares outstanding during the period. We computed the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the Basic EPS calculation as indicated

above; and (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of outstanding common equivalent shares, primarily related to stock options and the vesting of restricted stock units using the treasury stock method; and (iii) if dilutive, performance-based and market-based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

In periods of a net loss, common equivalent shares are excluded from the calculation of Diluted EPS as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, Diluted EPS is the same as Basic EPS, since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended March 31,
	2019	2018
Numerator:
Net income	$26	$5
Denominator:
Weighted average shares used to compute Basic EPS	138,417	139,312
Weighted average effect of dilutive securities:
Stock options	405	118
RSUs/MSUs	2,447	892
Weighted average shares used to compute Diluted EPS	141,269	140,322
Basic EPS	$0.19	$0.04
Diluted EPS	$0.18	$0.04

Potential common shares, consisting of outstanding stock options, service and performance-based restricted stock units (“RSUs”) and market-based restricted stock units (“MSUs”), totaling approximately 3.5 million shares and 12.0 million shares for the three months ended March 31, 2019 and 2018, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of approximately 0.5 million shares and 0.4 million shares for three months ended March 31, 2019 and 2018, respectively, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

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

NOTE 5: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended
	March 31,
	2019	2018
	(in millions)
Selling and marketing	$5	$6
Technology and content	12	12
General and administrative	10	11
Total stock-based compensation	27	29
Income tax benefit from stock-based compensation	(6)	(7)
Total stock-based compensation, net of tax effect	$21	$22

We capitalized $4 million and $3 million of stock-based compensation expense as internal-use software and website development costs during the three months ended March 31, 2019 and 2018, respectively.

Stock-Based Award Activity and Valuation

2019 Stock Option Activity

During the three months ended March 31, 2019, we granted 536,863 service-based non-qualified stock options under the TripAdvisor, Inc. 2018 Stock and Annual Incentive Plan (the “2018 Plan”). Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period.

A summary of our stock option activity during the three months ended March 31, 2019, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2018	6,041	$54.00
Granted	537	54.16
Exercised (1)	(109)	42.66
Cancelled or expired	(83)	72.11
Options outstanding at March 31, 2019	6,386	$53.97	6.5	$37
Exercisable as of March 31, 2019	3,453	$60.63	4.8	$14
Vested and expected to vest after March 31, 2019 (2)	6,386	$53.97	6.5	$37
(1)

Inclusive of 83,436 of options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

(2)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of March 31, 2019 was $51.45. The total intrinsic value of stock options exercised for the three months ended March 31, 2019 and March 31, 2018, was $1 million and $3 million, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended
	March 31,
	2019	2018
Risk free interest rate	2.47%	2.66%
Expected term (in years)	5.19	5.45
Expected volatility	42.51%	42.29%
Expected dividend yield	— %	— %

The weighted-average grant date fair value of options granted was $22.32 and $17.60 for the three months ended March 31, 2019 and 2018, respectively. The total fair value of stock options vested was $8 million for both the three months ended March 31, 2019 and 2018, respectively. Cash received from stock option exercises for both the three months ended March 31, 2019 and 2018 were not material.

2019 RSU Activity

During the three months ended March 31, 2019, we granted 2,313,016 primarily service-based RSUs under the 2018 Plan which typically vest over a four-year requisite service period. A summary of our RSU activity during the three months ended March 31, 2019 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2018	6,640	$44.93
Granted	2,313	54.10
Vested and released (1)	(1,444)	47.63
Cancelled	(166)	45.44
Unvested RSUs outstanding as of March 31, 2019	7,343	$47.55	$381
Expected to vest after March 31, 2019 (2)	7,343	$47.55	$381

(1)   Inclusive of 385,579 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

(2)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

During the three months ended March 31, 2019, we granted 78,050 MSUs under the 2018 Plan which typically vest over a three-year requisite service period. A summary of our MSU activity during the three months ended March 31, 2019 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2018	284	$37.41
Granted (1)	78	57.62
Vested and released	―	―
Cancelled	―	―
Unvested MSUs outstanding as of March 31, 2019	362	$41.76	$19

(1)

MSUs provide for vesting based upon the Company’s total shareholder return, or TSR, performance over the period commencing January 1, 2019 through December 31, 2021 relative to the TSR performance of the Nasdaq Composite Total Return Index. Based upon actual attainment relative to the target performance metric, the grantee has the ability to receive up to 200% of the target number of MSUs originally granted, or to be issued none at all. These MSUs were granted under the 2018 Plan.

A Monte-Carlo simulation model, which simulated the present value of the potential outcomes of future stock prices and TSR of the Company and the Nasdaq Composite Total Return Index over the performance period, was used to calculate the grant-date fair value of our MSU awards. The estimated grant-date fair value of these awards is being amortized on a straight-line basis over the requisite service period through December 31, 2021.

Total current income tax benefits associated with the exercise or settlement of TripAdvisor stock-based awards held by our employees was $18 million and $3 million during the three months ended March 31, 2019 and 2018, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at March 31, 2019 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs	MSUs
Unrecognized compensation expense	$44	$309	$11
Weighted average period remaining (in years)	3.0	3.0	2.2

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

	March 31, 2019
	Amortized Cost	Fair Value (2)	Cash, Cash Equivalents and Restricted Cash	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash and restricted cash (1)	$672	$672	$672	$—	$—
Level 1:
Money market funds	79	79	79	—	—
Level 2:
Commercial paper	60	60	20	40	—
Total	$811	$811	$771	$40	$—

	December 31, 2018
	Amortized Cost	Fair Value (2)	Cash, Cash Equivalents and Restricted Cash	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash and restricted cash (1)	$522	$522	$522	$—	$—
Level 1:
Money market funds	128	128	128	—	—
Level 2:
Commercial paper	20	20	5	15	—
Total	$670	$670	$655	$15	$—
(1)

As of March 31, 2019 and December 31, 2018, our restricted cash, which primarily consists of escrowed security deposits, was not material and is included in other long-term assets on our unaudited condensed consolidated balance sheets.

(2)	As of March 31, 2019 and December 31, 2018, any unrealized gains or losses related to our marketable securities were not material.

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase. Our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at March 31, 2019 and December 31, 2018, respectively.

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

We classify our money market funds and other marketable securities within Level 1 and Level 2 as we value these financial instruments using quoted market prices (Level 1) or alternative pricing sources (Level 2). The valuation technique we used to measure the fair value of money market funds was derived from quoted prices in active markets for identical assets or liabilities. Fair values for Level 2 marketable securities are considered “Level 2” valuations because they are obtained from independent pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Our procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from our independent pricing services against fair values obtained from another independent source.

Our realized gains or losses related to the sales of our marketable securities for the three months ended March 31, 2019 and 2018 were not material. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We consider any unrealized loss position in our available-for-sale marketable debt securities to be temporary in nature and do not consider any of these investments other-than-temporarily impaired as of March 31, 2019 and December 31, 2018.

Derivative Financial Instruments

We typically use derivatives, or forward contracts, to reduce the effects of foreign currency exchange rate fluctuations on our cash flows primarily for the Euro versus the U.S. Dollar. We do not use derivatives for trading or speculative purposes. Counterparties to foreign currency exchange derivatives consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. For the three months ended March 31, 2019 and March 31, 2018, our forward contracts have not been designated as hedges and had maturities of less than 90 days.

Our outstanding or unsettled forward contracts were carried at fair value on our unaudited condensed consolidated balance sheets at March 31, 2019 and December 31, 2018. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. Any gain or loss resulting from the change in fair value of our foreign currency forward contracts for the three months ended March 31, 2019 and 2018 were not material, and were recognized in interest income and other, net, in our unaudited condensed consolidated statement of operations.

The following table shows the notional principal amounts of our outstanding derivative instruments as of the periods presented:

	March 31, 2019	December 31, 2018
	(in millions)
Foreign currency exchange-forward contracts (1) (2)	$16	$13

(1)

Our derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. The Company had two outstanding derivative contracts as of both March 31, 2019 and December 31, 2018.

(2)

The fair value of our outstanding derivatives as of both March 31, 2019 and December 31, 2018 was not material and included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheets.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include accounts receivable and contract assets, accounts payable, deferred merchant payables, and accrued and other current liabilities. The carrying amount of these financial instruments approximate their fair value because of the short maturity of these instruments as reported on our unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.

In addition, we hold investments in equity securities of privately-held companies that do not have a readily determinable fair value. As of both March 31, 2019 and December 31, 2018, the total carrying value of our equity investments in these privately-held companies was $12 million and is included in other long-term assets on our unaudited condensed consolidated balance sheets. Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. During the three months ended March 31, 2019 and 2018, we did not have any impairment loss on these equity investments or observable price change indicators.

The Company did not have any material assets or liabilities measured at fair value on a recurring basis using the Level 3 unobservable inputs at both March 31, 2019 and December 31, 2018.

NOTE 7: PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following for the periods presented:

	March 31, 2019	December 31, 2018
	(in millions)
Capitalized software and website development	$276	$259
Building (1)	―	123
Finance lease right-of-use asset (1)	114	―
Leasehold improvements	44	41
Computer equipment and purchased software	56	52
Furniture, office equipment and other	19	18
	509	493
Less: accumulated depreciation	(252)	(240)
Total	$257	$253
(1)	Refer to “Note 2: Significant Accounting Policies” regarding the transition accounting related to our adoption of ASC 842 and the subsequent accounting for our Headquarters Lease.

NOTE 8: GOODWILL

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

Subsequent to our prior annual impairment test in the fourth quarter of 2018 the composition of our reportable segments has been revised, as discussed in “Note 15: Segment Information.” Prior to implementing the revised segment reporting structure in the first quarter of 2019, our previously disclosed Hotel segment was considered a single reporting unit. Following the change in reportable segments, our legacy Hotel reporting unit was split into four distinct reporting units – (1) Hotels, Media & Platform, (2) SmarterTravel, (3) Flights/Cruises; and (4) TripAdvisor China, for the purposes of goodwill impairment testing. As a result, we first performed a qualitative assessment on our previous Hotel reporting unit prior to implementing the revised segment reporting structure and determined that it was more likely than not that the fair value of this reporting unit was greater than the carrying value consistent with our conclusion in the fourth quarter of 2018. We then performed a goodwill impairment test for each of the new reporting units upon the change in reportable segments using a quantitative assessment. We concluded the estimated fair values were significantly in excess of the carrying values for these reporting units. We also performed sensitivity analysis, such as calculating estimated fair values using different rates for the weighted-average cost of capital and long-term rates of growth in the income approach and different revenue/income multiples in our market approach and the estimated fair values remained in excess of the carrying values. Therefore, no indications of impairment were identified as a result of these changes as of March 31, 2019.

Management exercised significant judgment related to the above assessment, including the identification of reporting units, reassignment of assets and liabilities to the new reporting units, reassignment of goodwill to the new reporting units using the relative fair value method, and determination of the fair value of new reporting units. The fair value of our reporting units are generally estimated using an equal weighting of a market approach by using public company multiples and/or other precedent transactions; and a discounted cash flow methodology. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. This analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, the estimation of the long-term growth rate and profitability of the reporting unit, determination of the Company's weighted average cost of capital and income tax rates. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and/or income multiples in estimating the fair value of the reporting units. Changes in these estimates and assumptions could materially affect the fair value of the reporting unit, potentially resulting in a non-cash impairment charge.

The following table summarizes our goodwill activity by reportable segment for the periods presented:

	Hotel	Non-Hotel	Hotels, Media & Platform	Experiences & Dining	Other (3)	Total
	(in millions)		(in millions)
Balance as of December 31, 2018	$451	$305	$-	$-	$-	$756
Allocation to new segments (1)	(451)	(305)	405	250	101	-
Other adjustments (2)	-	-	-	(3)	1	(2)
Balance as of March 31, 2019	$-	$-	$405	$247	$102	$754
(1)	See “Note 15: Segment Information” for information on our reporting segment changes in the first quarter of 2019.
(2)	Primarily related to impact of changes in foreign currency exchange rates to goodwill.
(3)	Other consists of the combination of our Rentals, Flights/Cruises, SmarterTravel, and TripAdvisor China business units and does not constitute a reportable segment.

NOTE 9: DEBT

2015 Credit Facility

We are party to a credit agreement with a group of lenders which, among other things, provides for a $1.2 billion unsecured revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2022. Borrowings under the 2015 Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on the Company’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on the Company’s leverage ratio. The Company may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pound sterling. In addition, our 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of March 31, 2019, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. We are also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of March 31, 2019, our unused revolver capacity was subject to a commitment fee of 0.15%, given the Company’s leverage ratio.

As of both March 31, 2019 and December 31, 2018, the Company had no outstanding borrowings under the 2015 Credit Facility. During the three months ended March 31, 2018, the Company made a net repayment of $230 million on our 2015 Credit Facility. These net repayments were primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the first quarter of 2018. For both the three months ended March 31, 2019 and 2018, we recorded total interest expense and commitment fees on our 2015 Credit Facility of $1 million to interest expense on our unaudited condensed consolidated statements of operations. All unpaid interest and commitment fee amounts as of March 31, 2019 and December 31, 2018 were not material.

There is no specific repayment date prior to the maturity date for any borrowings under this credit agreement. We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. As of March 31, 2019 and December 31, 2018, we were in compliance with all of our debt covenants.

 Chinese Credit Facilities

We also maintain two credit facilities in China (jointly, the “Chinese Credit Facilities”) as of March 31, 2019. We are party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. We are also party to a RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). Our Chinese Credit Facilities generally bear interest at a rate based on the People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of both March 31, 2019 and December 31, 2018, there were no outstanding borrowings under our Chinese Credit Facilities.

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

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) introduced significant changes to U.S. income tax law. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time tax on the mandatory deemed repatriation of cumulative foreign earnings (the “Transition Tax”) as of December 31, 2017.

Our effective tax rate for the three months ended March 31, 2019 and 2018 was 21.2% and 76.2%, respectively. The decrease in our effective tax rate during the three months ended March 31, 2019, when compared to the same period in 2018, was primarily driven by the recognition of excess tax benefits from stock-based compensation and Transition Tax adjustments recorded in 2018.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of March 31, 2019, we had an accrued interest liability of $17 million, net of federal and state benefit, and no penalties have been accrued.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011 and 2012-2016 tax years, under an employment tax audit by the IRS for the 2013 and 2014 tax years, and have various ongoing audits for state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of March 31, 2019, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years.  These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $15 million to $20 million at the close of the audit if the IRS prevails, after consideration of competent authority relief, exclusive of interest and penalties. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies.  Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009, 2010, and 2011 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock-based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. The Company recorded a tax benefit of $1 million in its unaudited condensed consolidated statement of operations for both the three months ended March 31, 2019 and 2018, respectively. Since the Court’s 2015 opinion, the Company has taken total income tax benefits of $15 million as of March 31, 2019. The Company will continue to monitor this matter and related potential impacts to its consolidated financial statements.

NOTE 11: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consists of the following for the periods presented:

	March 31, 2019	December 31, 2018
	(in millions)
Unrecognized tax benefits	$151	$148
Long-term income taxes payable	31	31
Financing obligation, net of current portion (1)	―	83
Finance lease liabilities, net of current portion (1)	82	―
Operating lease liabilities, net of current portion (1)	67	―
Other (1)	5	20
Total	$336	$282

(1) Refer to “Note 2: Significant Accounting Policies” for additional information on our lease information, including the transition accounting and updated accounting policy for leases upon adoption of ASC 842.

NOTE 12: COMMITMENTS AND CONTINGENCIES

There have been no material changes to our commitments and contingencies since December 31, 2018. Refer to “Note 14: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Legal Proceedings

In the ordinary course of business, we are parties to regulatory and legal matters, including threats thereof, arising out of our operations. These matters may involve claims involving patent and intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer matters and data privacy), defamation and other claims. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us. All legal fees incurred by the Company related to any regulatory and legal matters are expensed in the period incurred.

Income Taxes

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax matters. We have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities. Although we believe our tax estimates are reasonable, the final determination of audits could be materially different from our historical income tax provisions and accruals. The results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period for which that determination is made. Refer to “Note 10: Income Taxes” for further information on potential contingencies surrounding income taxes.

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

NOTE 13: STOCKHOLDERS’ EQUITY

On January 31, 2018, our Board of Directors authorized a repurchase of up to $250 million of our shares of common stock under a share repurchase program. This share repurchase program has no expiration date but may be suspended or terminated by our Board of Directors at any time. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements.

The Company did not repurchase any shares of outstanding common stock during the three months end March 31, 2019 under the share repurchase program. During the three months ended March 31, 2018, we repurchased 252,650 shares of outstanding common stock under the share repurchase program at an aggregate cost of $10 million, or an average share price of $39.88, exclusive of fees and commissions. As of March 31, 2019, we had a remaining $150 million available to repurchase shares of our common stock under this share repurchase program. As of both March 31, 2019 and December 31, 2018, there were 12,056,688 shares of the Company’s common stock held in treasury with an aggregate cost of $547 million.

NOTE 14: RELATED PARTY TRANSACTIONS

We consider Liberty TripAdvisor Holdings, Inc. (“LTRIP”) a related party. As of March 31, 2019, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 14.4% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.3% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.5% of our voting power.

We had no related party transactions with LTRIP during both the three months ended March 31, 2019 and 2018.

NOTE 15: SEGMENT INFORMATION

Beginning in the first quarter of 2019 we have two reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. Our Hotels, Media & Platform reportable segment includes the following revenue sources: (1) TripAdvisor-branded hotels revenue – primarily consisting of TripAdvisor-branded hotel metasearch auction-based revenue, transaction revenue from our hotel instant booking feature, subscription-based advertising and media advertising placements revenue; and (2) TripAdvisor-branded display and platform revenue –consisting of TripAdvisor-branded display-based revenue. Our focus within the Hotels, Media & Platform reportable segment is to grow profit while driving increased customer and client engagement with, and high-margin media advertising revenue from, the TripAdvisor platform. Our Experiences & Dining reportable segment, which includes an aggregation of our Experiences and Restaurants operating segments, reflects our ongoing investment focus to drive revenue growth and to reinforce our leadership position in these growing offerings. All remaining business units have been combined into and reported as “Other”, which includes Rentals, Flights/Cruise, SmarterTravel, and TripAdvisor China, as none of these businesses meet the quantitative thresholds and other criteria to qualify as reportable segments, and therefore are combined and disclosed as Other.

All direct general and administrative costs are included in the applicable segments and business units; however, all corporate general and administrative costs are included in the Hotels, Media & Platform reportable segment. In addition, the Hotels, Media & Platform reportable segment includes all TripAdvisor-related brand advertising expenses (primarily television advertising), and technical infrastructure and other costs supporting the TripAdvisor platform.

The nature of the services provided and revenue recognition policies are summarized by reported segment in “Note 3: Revenue Recognition.” All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q. These reclassifications had no effect on our unaudited condensed consolidated financial statements in any period.

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

The following tables present our segment information for the three months ended March 31, 2019 and 2018 and includes a reconciliation of Adjusted EBITDA to Net Income. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, legal reserves and settlements, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM. Intersegment revenue is not material and is included in Other.

	Three months ended March 31, 2019
	Hotels, Media & Platform (1)	Experiences & Dining	Other (2)	Corporate and Unallocated	Total
	(in millions)
Revenue	$254	$80	$42	$-	$376
Adjusted EBITDA	105	(24)	8	-	89
Depreciation				(23)	(23)
Amortization of intangible assets				(8)	(8)
Stock-based compensation				(27)	(27)
Operating income					31
Other income, net					2
Income before income taxes					33
Provision for income taxes					(7)
Net income					26

	Three months ended March 31, 2018
	Hotels, Media & Platform (1)	Experiences & Dining	Other (2)	Corporate and Unallocated	Total
	(in millions)
Revenue	$253	$62	$63	$-	$378
Adjusted EBITDA	77	(4)	7	-	80
Depreciation				(20)	(20)
Amortization of intangible assets				(8)	(8)
Stock-based compensation				(29)	(29)
Operating income					23
Other expense, net					(2)
Income before income taxes					21
Provision for income taxes					(16)
Net income					5

(1)

Includes unallocated corporate general and administrative costs of $14 million and $20 million and TripAdvisor-branded advertising expenses (primarily television advertising) of $29 million and $26 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Other consists of the combination of our Rentals, Flights/Cruises, SmarterTravel and TripAdvisor China business units and does not constitute a reportable segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019, Part II, Item 1A, “Risk Factors.” Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

TripAdvisor is an online travel company and our mission is to help people around the world plan, book and experience the perfect trip. We seek to achieve this mission by providing consumers and travel partners a global platform of rich content, price comparison tools and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants.

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Our flagship brand, TripAdvisor, is the world’s largest travel site based on monthly unique visitors, which reached 490 million average monthly unique visitors during our seasonal peak during the year ended December 31, 2018, according to our internal log files.

Our TripAdvisor-branded websites include www.tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide. TripAdvisor features approximately 760 million reviews and opinions on approximately 8.3 million places to stay, places to eat and things to do – including 1.3 million hotels, inns, B&Bs and specialty lodging, 914,000 rental properties, 5.0 million restaurants and 1.1 million travel activities and experiences worldwide. We also enable consumers to compare prices and book a number of these travel experiences on either a TripAdvisor website or mobile application (“mobile app”), or on the website or mobile app of one of our travel partners.

In addition to the flagship TripAdvisor brand, we manage and operate the following other travel media brands: www.airfarewatchdog.com, www.bokun.io, www.bookingbuddy.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, and www.restorando.com), www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.vacationhomerentals.com, and www.viator.com.

Executive Financial Summary and Business Trends

TripAdvisor is the world’s largest online travel site, as measured by average unique monthly visitors. As a result, TripAdvisor represents an attractive platform for travel partners – including hotel chains, independent hoteliers, OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers – who seek to market and sell their products and services to a global audience. TripAdvisor’s platform and product offerings enable consumers to discover, research and price shop a variety of travel products, including hotels, flights, cruises, rental properties, tours, travel activities and experiences, and restaurants and book a number of these travel experiences either directly on our websites or mobile apps, or on our travel partners’ websites or mobile apps. Key drivers of our financial results are described below, including a summary of our long-term growth strategy, current trends affecting our business, and our segment reporting information.

Our Long-Term Growth Strategy

Our mission is to help people around the world plan, book and experience the perfect trip. We seek to deliver on this mission by delivering the best consumer experience throughout all phases of the travel journey, or the consumers’ progression from inspiration and travel-planning to trip-taking and sharing the experience, and increasing consumer engagement with our offerings and rich content, deepening relationships with travel partners through an array of advertising opportunities, and investing in technology, product development, marketing, as well as other strategic areas, to improve the TripAdvisor platform. We believe that executing upon this growth strategy can result in greater consumer and travel partner satisfaction and greater monetization on our platform.

•

Deliver the best consumer experience. TripAdvisor offers consumers 760 million reviews and opinions on approximately 8.3 million places to stay, places to eat and things to do. We have invested – and will continue to invest – in product innovation and enhancements to ensure consumers receive a comprehensive, assistive experience throughout the many phases of the travel journey – from inspiration and discovery, to researching and price shopping, to finding and booking things to do and places to eat, to sharing their experiences on TripAdvisor. We believe providing consumers a holistic experience helps increase brand awareness and brand loyalty and, over time, can result in deeper consumer engagement, more qualified leads delivered to travel partners and greater monetization on our platform.

•

Drive consumer awareness of, and engagement with, our products. TripAdvisor’s rich content and global brand attracts a large, global travel audience and we believe significantly influences how people discover, plan, and book travel experiences. We seek to further amplify our brand by raising consumer awareness for – and engagement with – our end-to-end product offerings. We believe building deeper, more durable consumer relationships and attracting consumers to engage more frequently with our assistive products – either directly to our websites and mobile apps or through online channels (including search engine optimization, or SEO, and search engine marketing, or SEM, and retargeting) and offline marketing channels (including television and other brand advertising) can result in greater advertising opportunities for travel partners, and greater monetization on our platform.
•

Deepen travel partner engagement on our platform. TripAdvisor’s large, global audience also makes it an attractive platform for travel partners to list and advertise their products in order to generate brand impressions, qualified leads and bookings for their businesses. We believe growing the number of travel partners, listings and bookable supply offered on our platform, especially in our in-destination Experiences and Restaurants offerings, enables consumers to find and book the perfect trip, and helps drive transactions for travel partners’ businesses. In late 2018, we opened our content platform to brands, enabling them to post content to TripAdvisor. We also provide travel partners with business-to-business products and services – including subscription-based advertising services for hoteliers and restaurants, which provide access to certain online reservation management services and marketing analytics tools – that we believe help our travel partners attract their customers, effectively manage their presence on TripAdvisor, and grow their businesses. We believe continuing to improve our platform to offer travel partners more ways to market their business and attract qualified leads and drive bookings will result in deeper travel partner engagement and greater monetization on our platform.

•

Invest in technology, product and marketing. We prioritize rapid product-testing and speed to market as we seek to deliver consumers a richer, more engaging and assistive experience. We launch new product features on our websites and mobile apps on a regular product release cycle. We have invested – and will continue to invest – to improve the features, functionality and commercialization of our offerings on all devices as we aim to meet and exceed evolving consumer needs and expectations, which we believe, over time, can result in deeper consumer engagement, more qualified leads delivered to travel partners and greater monetization on our platform.

Segments

During the first quarter of 2019, as part of our continuous review of the business, we evaluated our operations and realigned the reportable segment information which our chief operating decision maker, or CODM, regularly assesses to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources.  The CODM for the Company is our Chief Executive Officer. The revised reporting structure includes the following reportable segments: (1) Hotels, Media & Platform and (2) Experiences & Dining, which includes our Experiences and Restaurants operating segments. For further information, including the change in segments and principal revenue streams within these segments, refer to “Note 3: Revenue Recognition” and “Note 15: Segment Information,” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q. These reclassifications had no effect on our unaudited condensed consolidated financial statements in any period.

Business Trends

The online travel industry in which we operate, is large and growing, and also remains highly dynamic and competitive. We have different objectives for each segment and take differentiated approaches to achieving those objectives, but generally maintain a long-term growth focus.

Hotels, Media & Platform Segment

We operate the Hotels, Media & Platform segment to grow profit while also driving increased customer and client engagement with – and media advertising revenue from – the TripAdvisor platform. We seek to achieve this by delivering consumers a holistic product experience and by offering travel partners a diversified number of advertising opportunities.

For consumers, we seek and implement product enhancements that deliver a more engaging and comprehensive hotel shopping experience. This includes providing rich, immersive content – reviews, photos, videos and ratings, among other contributions – as well as increasing the number of travel partners, properties and room prices for available hotel supply through our platform. We believe providing consumers tools to discover, research, price shop and book a comprehensive selection of accommodations, helps increase brand awareness and brand loyalty and, over time, can result in deeper consumer engagement, more qualified leads delivered to travel partners and greater monetization on our platform. This segment has two revenue sources, as described below: (1) TripAdvisor-branded hotels, and (2) TripAdvisor-branded display and platform.

As stated above, we operate the Hotels, Media & Platform segment to grow profit. We seek to achieve profitable growth objectives through hotel-related product, supply and marketing efforts and customer advertising opportunities, including our hotel metasearch auction, as well as from other hotel-focused click-based and subscription-based advertising products.

In TripAdvisor-branded hotels, we generally seek to maximize the revenue per hotel shopper we generate on our platform. Revenue per hotel shopper performance improved throughout 2018 and grew for the three months ended March 31, 2019 when compared to the same period in 2018, primarily due to product enhancements and higher-quality hotel shopper leads sent to travel partners, partially offset by the continued hotel shopper growth on mobile phone, which generally monetizes at significantly lower CPCs and revenue per hotel shopper compared to desktop and tablet.

Given our ongoing profit focus, a key ongoing objective is to attract or acquire hotel shoppers at or above our desired marketing return on investment targets. To that end, since mid-2017, we have optimized our direct selling and marketing investments for long-term returns. We progressively reduced direct selling and marketing investments in online channels which were not meeting our return on investment targets while we increased direct selling and marketing investments in long-term strategic brand-building efforts with longer estimated pay-back, primarily television advertising. As expected, these marketing efforts, alongside additional product improvements, have reduced the number of hotel shoppers to our platform and caused our TripAdvisor-branded hotels revenue growth to fluctuate, while successfully generating significant Hotels, Media & Platform profit growth and margin expansion, including year-over-year profit growth during the three months ended March 31, 2019.

In TripAdvisor-branded display and platform, we offer a number of display-based media opportunities to travel partners to generate brand impressions, and potentially qualified leads and bookings for their businesses. Generally, we prioritize consumer experience, particularly as more consumers access our products via mobile phone, as opposed to maximizing the number of display advertising impressions we can sell in a given period. This has historically, and may in the future, limit both the number and type of display-based advertising opportunities we make available to travel partners, which, in turn, has and can impact negatively display-based advertising revenue growth. That said, we have explored – and will continue to explore – product enhancements and media advertising products that deliver increased value to both consumers and travel partners alike, enabling us to increase monetization of our platform across all devices.

Experiences & Dining Segment

We operate the Experiences & Dining segment to drive revenue growth and to reinforce our leadership position in our growing Experiences and Restaurants offerings. These offerings enable us to deliver a more comprehensive consumer experience, which we believe will increase awareness of, loyalty to and engagement with our products, more bookings delivered to Experiences and Restaurants travel partners and greater monetization on our platform. In the three months ended March 31, 2019, we increased investments in product, supply and marketing in pursuit of our long-term growth objectives. Given the significant market opportunities in these categories, we expect to continue to strategically prioritize investments and revenue growth over profit margin expansion or profit growth, and believe that successful execution of our growth strategy will generate maximum long-term profitability.

Other

Other is a combination of our Rentals, Flights/Cruise, SmarterTravel, and TripAdvisor China business units and is not considered a reportable segment. Profits have been relatively stable and revenues have declined in recent periods primarily due to strategic re-alignments and resource re-allocation to our other areas of our business. We operate these offerings opportunistically as they complement our overall strategic objectives to deliver more value to consumers and travel partners.

Employees

As of March 31, 2019, we had 3,584 employees. Of these employees, nearly 50% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

Global travel market expenditures tend to follow a seasonal pattern. Correspondingly, advertising investments made by travel partners and, therefore, our revenue and profits, also tend to follow a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. Significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Significant Accounting Policies and New Accounting Pronouncements

Refer to “Note 2: Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for an overview of new accounting pronouncements that we have adopted in the first quarter of 2019 or that we plan to adopt that have had or may have an impact on our unaudited condensed consolidated financial statements.

Notably, in the first quarter of 2019, we adopted new lease guidance, or ASC 842, using the modified retrospective approach and applied the guidance retrospectively at the effective date of January 1, 2019 through a cumulative-effect adjustment. Under this transition method, we did not update the financial information or provide any disclosures required under the new guidance for dates and periods prior to January 1, 2019. Upon adoption, we recognized ROU assets and lease liabilities for our operating leases, while our Headquarters Lease is accounted for as a finance lease under the new guidance. The adoption of ASC 842 did not have a material impact to our consolidated statement of operations or statement of cash flows during the three months ended March 31, 2019. Refer to “Note 2: Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further discussion of our revised lease accounting policy and the adoption impact of ASC 842 to our unaudited condensed consolidated balance sheet.

There have been no other significant changes to our significant accounting policies and estimates, other than to our lease accounting policy, as discussed above, as compared to the significant accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under Item 8, “Note 2: Significant Accounting Policies” in the notes to our consolidated financial statements.

Statement of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended March 31,		% Change
	2019	2018	2019 vs. 2018
Revenue	$376	$378	(1)%

Costs and expenses:
Cost of revenue	21	20	5%
Selling and marketing	178	198	(10)%
Technology and content	73	67	9%
General and administrative	42	42	0%
Depreciation	23	20	15%
Amortization of intangible assets	8	8	0%
Total costs and expenses:	345	355	(3)%
Operating income	31	23	35%
Other income (expense):
Interest expense	(2)	(3)	(33)%
Interest income and other, net	4	1	300%
Total other income (expense), net	2	(2)	n.m.
Income before income taxes	33	21	57%
Provision for income taxes	(7)	(16)	(56)%
Net income	$26	$5	420%

Other Financial Data:
Adjusted EBITDA (1)	$89	$80	11%

n.m. = not meaningful (1) See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

	Three months ended March 31,		% Change
	2019	2018	2019 vs. 2018
Revenue by Segment:	(in millions)
Hotels, Media & Platform	$254	$253	0%
Experiences & Dining	80	62	29%
Other (1)	42	63	(33)%
Total revenue	$376	$378	(1)%
Adjusted EBITDA by Segment:
Hotels, Media & Platform	$105	$77	36%
Experiences & Dining	(24)	(4)	(500)%
Other (1)	8	7	14%
Total Adjusted EBITDA	$89	$80	11%
Adjusted EBITDA Margin by Segment (2):
Hotels, Media & Platform	41%	30%
Experiences & Dining	(30)%	(6)%
Other (1)	19%	11%
(1)	Other consists of our Rentals, Flights/Cruises, SmarterTravel, and TripAdvisor China business units and does not constitute a reportable segment.
(2)	We define “Adjusted EBITDA Margin by Segment”, as Adjusted EBITDA by segment divided by revenue by segment.

Hotels, Media & Platform Segment

Hotels, Media & Platform segment revenue increased by $1 million during the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to increases in hotel-related media advertising placement revenue and display-based advertising revenue, offset by a decrease in our hotel metasearch auction revenue, all of which are discussed below, as well as an unfavorable impact of foreign currency fluctuations when compared to the same period in 2018.

Hotels, Media & Platform segment Adjusted EBITDA increased $28 million during the three months ended March 31, 2019 compared to the same period in 2018, primarily due to reduced direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs as we have continued to optimize and improve our marketing efficiency from our online marketing campaigns, partially offset to a lesser extent by an unfavorable impact of foreign currency fluctuations, when compared to the same period in 2018.

The following is a detailed discussion of the revenue sources within our Hotels, Media & Platform segment:

	Three months ended March 31,		% Change
	2019	2018	2019 vs. 2018
	(in millions)
Hotels, Media & Platform:
TripAdvisor-branded hotels	$216	$217	0%
TripAdvisor-branded display and platform	38	36	6%
Total Hotels, Media & Platform revenue	$254	$253	0%

TripAdvisor-branded Hotels Revenue

TripAdvisor-branded hotels revenue includes hotel metasearch auction as well as other click-based and subscription-based advertising services that we offer to travel partners. Our travel partners are predominantly OTAs and hoteliers. For the three months ended March 31, 2019 and 2018, 85% and 86%, respectively, of our total Hotels, Media & Platform segment revenue was derived from TripAdvisor-branded hotels revenue. TripAdvisor-branded hotels revenue decreased $1 million during the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to lower international demand in our hotel metasearch auction, partially offset by an increase from hotel-related media advertising placements that enable hotels to enhance their visibility on TripAdvisor hotel pages.

Hotel metasearch auction revenue drivers include the number of average monthly unique hotel shoppers and revenue per hotel shopper growth, the latter of which measures how effectively we convert hotel shoppers into referrals to, and bookings on our travel partner websites, while we define hotel shoppers as visitors who view either a listing of hotels in a city or on a specific hotel page. We measure revenue per hotel shopper on an aggregate basis by dividing total hotel metasearch auction revenue by total average monthly unique hotel shoppers on TripAdvisor-branded websites.

Revenue per hotel shopper increased during the three months ended March 31, 2019, which was offset by a decline in average monthly unique hotel shoppers of approximately the same proportion during the three months ended March 31, 2019, when compared to the same period in 2018. Revenue per hotel shopper grew primarily due to product enhancements and higher-quality hotel shopper leads sent to travel partners, partially offset by a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones which we continued to experience during the first quarter of 2019. The decrease in average monthly unique hotel shoppers was primarily due to our continued reduction of direct marketing spend on our least-profitable paid online marketing campaigns, partially offset by the aforementioned general trend of an increasing number of hotel shoppers visiting on mobile phones.

Subscription-based advertising revenue was relatively flat during the three months ended March 31, 2019, when compared to the same period in 2018.

TripAdvisor-branded Display and Platform Revenue

For the three months ended March 31, 2019 and 2018, 15% and 14%, respectively, of Hotels, Media & Platform segment revenue was derived from our TripAdvisor-branded display and platform revenue, which consists of revenue from TripAdvisor-branded display-based advertising.

TripAdvisor-branded display-based advertising revenue increased by $2 million or 6%, during the three months ended March 31, 2019 when compared to the same period in 2018, primarily due to an increase in pricing, partially offset by a decrease in impressions sold and the general trend of an increasing percentage of our traffic visiting our websites and apps on mobile phones, which yield smaller impression opportunities due to the smaller screen size.

Experiences & Dining Segment

Experiences & Dining segment revenue increased by $18 million or 29% during the three months ended March 31, 2019 when compared to the same period in 2018, primarily driven by growth in Experiences and Restaurants bookings and Restaurants click-based media advertising placement revenue, partially offset to a lesser extent by unfavorable foreign currency fluctuation impacts, when compared to the same period in 2018.

Experiences revenue growth was driven by increased demand on free and paid traffic sources, overall bookings growth, including TripAdvisor sourced bookings growth and mobile bookings growth, and bookable supply growth. Another contributing factor is the improved shopping experience enabled by the investment in our new supplier platform launched in the fourth quarter of 2018, which has increased the efficiency with which suppliers can participate and market their bookable experiences, thereby offering consumers a greater selection of travel activities and experiences. Restaurants growth was driven by seated diner growth, mobile bookings growth, user experience improvements, increase in bookable supply of restaurant listings as well as increased bookings sourced on TripAdvisor, and click-based media advertising placement revenue growth.

Experiences & Dining segment Adjusted EBITDA decreased $20 million during the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to increased people costs to drive product and supply investments, as well as marketing investments to fund long-term growth initiatives, offset by an increase in revenue, as noted above.

Other

Other revenue, which primarily includes click-based advertising and display-based advertising revenue from our rentals, flights/cruise and non-TripAdvisor branded websites, such as www.smartertravel.com, www.bookingbuddy.com, www.cruisecritic.com and www.onetime.com, decreased by $21 million or 33% during the three months ended March 31, 2019, when compared to the same period in 2018. This was primarily driven by the elimination of some marginal and unprofitable revenue within these offerings, as well as strategic resource re-allocation of investment across other areas of our business and continued competition in our Rentals offering.

Adjusted EBITDA in Other increased $1 million or 14% during the three months ended March 31, 2019, when compared to the same period in 2018. This marginal increase was primarily due to reduced costs related to marketing and operational re-alignments, primarily offset by a decrease in revenue, as described above.

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

	Three months ended March 31,		% Change
	2019	2018	2019 vs. 2018
	(in millions)
Direct costs	$16	$15	7%
Personnel and overhead	5	5	0%
Total cost of revenue	$21	$20	5%
% of revenue	5.6%	5.3%

Cost of revenue increased $1 million during the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to increased direct costs from credit card and other transaction costs in our Experiences & Dining segment as a result of revenue growth.

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising (including television and other offline advertising), promotions and public relations. In addition, our sales and marketing expenses consist of indirect costs such as personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation expense, and bonuses for sales, sales support, customer support and marketing employees.

	Three months ended March 31,		% Change
	2019	2018	2019 vs. 2018
	(in millions)
Direct costs	$121	$141	(14%)
Personnel and overhead	57	57	0%
Total selling and marketing	$178	$198	(10%)
% of revenue	47.3%	52.4%

Direct selling and marketing costs decreased $20 million during the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to an overall decrease in SEM and other online traffic acquisition costs, specifically in our Hotels, Media & Platform segment and Other, partially offset by increased SEM and other online traffic acquisition costs in our Experiences & Dining segment due to strategic acceleration of investment in this segment as well as, to a lesser extent, an overall increase in our television advertising campaign spend of $6 million during the three months ended March 31, 2019.

Personnel and overhead costs were flat during the three months ended March 31, 2019, when compared to the same period in 2018, as an increase in personnel and overhead costs related to additional headcount in our Experiences & Dining segment to support business growth was offset in large part with decreased personnel and overhead costs in Other, as a result of strategic personnel re-allocation across the business.

Technology and Content

Technology and content expenses consist primarily of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense, and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our websites and mobile apps. Other costs include licensing, maintenance expense, computer supplies, telecom costs, content translation and localization costs, and consulting costs.

	Three months ended March 31,		% Change
	2019	2018	2019 vs. 2018
	(in millions)
Personnel and overhead	$65	$61	7%
Other	8	6	33%
Total technology and content	$73	$67	9%
% of revenue	19.4%	17.7%

Technology and content costs increased $6 million during the three months ended March 31, 2019 when compared to the same period in 2018. Personnel and overhead costs increased by $4 million during the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to an increase in personnel and overhead costs related to additional headcount in our Experiences & Dining segment to support business growth, partially offset by a decrease of personnel and overhead costs in Other, as a result of strategic personnel re-allocation across the business.

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

	Three months ended March 31,		% Change
	2019	2018	2019 vs. 2018
	(in millions)
Personnel and overhead	$33	$32	3%
Professional service fees and other	9	10	(10%)
Total general and administrative	$42	$42	0%
% of revenue	11.2%	11.1%

General and administrative costs were flat during the three months ended March 31, 2019 when compared to the same period in 2018. Personnel and overhead costs increased $1 million during the three months ended March 31, 2019 when compared to the same period in 2018, primarily related to an increase in personnel and overhead costs related to additional headcount in our Experiences & Dining segment to support business growth, partially offset by a decrease in personnel and overhead costs in Other as a result of strategic personnel re-allocation across the business. Professional service fees and other decreased $1 million during the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to a decrease in consulting costs, partially offset by an increase in bad debt expense.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized software and website development costs and ROU assets related to our finance lease.

	Three months ended March 31,
	2019	2018
	(in millions)
Depreciation	$23	$20
% of revenue	6.1%	5.3%

Depreciation expense increased $3 million during the three months ended March 31, 2019, when compared to the same period in 2018 primarily due to increased amortization related to capitalized software and website development costs and incremental amortization related to the ROU asset for our Headquarters Lease recorded upon adoption of ASC 842.  Refer to “Note 2: Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for additional information on our adoption of ASC 842.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2015 Credit Facility, Chinese Credit Facilities, as well as interest on finance leases.

	Three months ended March 31,
	2019	2018
	(in millions)
Interest expense	$(2)	$(3)

Interest expense decreased $1 million during the three months ended March 31, 2019 when compared to the same period in 2018, primarily due to lower average outstanding borrowings on our 2015 Credit Facility in 2019.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned from our money market funds and marketable securities, amortization of discounts and premiums on our marketable securities, net foreign exchange gains and losses, and realized gains and losses on sales of our marketable securities.

	Three months ended March 31,
	2019	2018
	(in millions)
Interest income and other, net	$4	$1

Interest income and other, net increased $3 million during the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to an increase in interest income earned from our money market funds due to increased interest rates and investment, partially offset by an increase of $1 million in net foreign currency transaction losses as a result of the fluctuation of foreign exchange rates.

Provision for Income Taxes

	Three months ended March 31,
	2019	2018
	(in millions)
Provision for income taxes	$7	$16
Effective tax rate	21.2%	76.2%

Our effective tax rates for the three months ended March 31, 2019 and 2018 were 21.2% and 76.2%, respectively. For the three months ended March 31, 2019, the effective tax rate was greater than the federal statutory rate primarily due to state income taxes and foreign valuation allowances, offset by the recognition of excess tax benefits from stock-based compensation.  For the three months ended March 31, 2018, the effective tax rate was greater than the federal statutory rate primarily due to international provisions from the 2017 Tax Act, foreign valuation allowances, and the recognition of stock-based compensation shortfalls.

Our effective tax rate decreased for the three months ended March 31, 2019, when compared to the same period in 2018, primarily because of the recognition of excess tax benefits from stock-based compensation and Transition Tax adjustments recorded in 2018.  Refer to “Note 10: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2019	2018
	(in millions)
Net income	$26	$5
Add: Provision for income taxes	7	16
Add: Other (income) expense, net	(2)	2
Add: Stock-based compensation	27	29
Add: Amortization of intangible assets	8	8
Add: Depreciation	23	20
Adjusted EBITDA	$89	$80

Related Party Transactions

For information on our relationship with LTRIP, which may be deemed to beneficially own equity securities representing 57.5% of our voting power as of March 31, 2019, refer to “Note 14: Related Party Transactions” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q. We had no related party transactions with LTRIP during the three months ended March 31, 2019 and 2018, respectively.

Stock-Based Compensation

Refer to “Note 5: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 536,863 service-based stock options with a weighted average grant-date fair value per option of $22.32, 2,313,016 primarily service-based RSUs with a weighted average grant-date fair value of $54.10, and 78,050 MSUs with a weighted average grant-date fair value of $57.62 during the three months ended March 31, 2019.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations, and our liquidity needs can also be met through drawdowns under our 2015 Credit Facility and Chinese Credit Facilities. As of March 31, 2019 and December 31, 2018, we had $811 million and $670 million, respectively, of cash, cash equivalents and short-term available-for-sale marketable debt securities. As of March 31, 2019, approximately $281 million of our cash and cash equivalents, and $40 million of short-term available-for-sale marketable debt securities, were held by our international subsidiaries outside of the United States, with the majority held in the United Kingdom. As of March 31, 2019, the significant majority of our total cash on hand was denominated in U.S. dollars. During the three months ended March 31, 2018, we made a one-time repatriation of $325 million of foreign earnings to the United States primarily to repay our remaining outstanding debt under the 2015 Credit Facility. Cumulative undistributed earnings of foreign subsidiaries totaled approximately $694 million as of March 31, 2019. We intend to indefinitely reinvest the remaining foreign undistributed earnings although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes or tax benefits. The amount of any unrecognized deferred income tax on this temporary difference is not material.

As of March 31, 2019, we had no outstanding borrowings and approximately $1.2 billion of borrowing capacity available under our 2015 Credit Facility and approximately $40 million of borrowing capacity available under our Chinese Credit Facilities. For further discussion on our credit facilities, refer to “Note 9: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

On January 31, 2018, our Board of Directors authorized a repurchase of up to $250 million of our shares of common stock under a share repurchase program. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program discussed above in compliance with applicable legal requirements. During the three months ended March 31, 2018, we repurchased 252,650 shares of outstanding common stock under the share repurchase program at an aggregate cost of $10 million, or an average share price of $39.88, exclusive of fees and commissions. The Company did not repurchase any shares of outstanding common stock during the three months end March 31, 2019 under the share repurchase program. As of March 31, 2019, we had a remaining $150 million available to repurchase shares of our common stock under this share repurchase program. This share repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time.

Our business experiences seasonal fluctuations that affect the timing of our annual cash flows related to working capital. In our Rentals free-to-list model and our Experiences business, we generally receive cash from travelers at the time of booking and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the suppliers, or the property rental owners and experience providers, after the travelers’ use. Therefore, we receive cash from the traveler prior to paying the supplier and this operating cycle represents a working capital source or use of cash to us. During the first half of the year Rentals and Experiences bookings typically exceed the amount of completed stays and tour-taking, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. While we expect the impact of seasonal fluctuations to continue, further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

We believe that our available cash, cash equivalents and marketable securities, combined with expected cash flows generated by operating activities and available borrowings from our credit facilities, will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions, share repurchases, and/or other expenditures in support of our business strategy, and may potentially reduce our cash balance and/or increase our debt.

Our cash flows for the three months ended March 31, 2019 and 2018, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
	2019	2018
	(in millions)
Net cash provided by (used in):
Operating activities	$182	$174
Investing activities	(42)	28
Financing activities	(24)	(246)

During the three months ended March 31, 2019, our primary use of cash was from operations, financing activities (including payment of withholding taxes on net share settlements of our equity awards of $23 million), and investing activities (including capital expenditures incurred during the three months ended March 31, 2019 of $17 million and cash used of $40 million in purchases of marketable securities).  This use of cash was funded primarily with cash on hand and cash equivalents, cash provided by operations, and investing activities, including cash of $15 million generated from maturities of marketable securities.

During the three months ended March 31, 2018, our primary use of cash was from operations, financing activities (including the repayment of outstanding borrowings under the 2015 Credit Facility of $235 million, payment of withholding taxes on net share settlements of equity awards of $12 million), and investing activities (including capital expenditures incurred during the year of $15 million). This use of cash was funded primarily with cash on hand and cash equivalents, which included a one-time cash repatriation $325 million of foreign earnings to the United States, cash provided by operations, and investing activities, including cash generated of $44 million from sales and maturities of marketable securities.

Net cash provided by operating activities for the three months ended March 31, 2019 increased by $8 million or 5% when compared to the same period in 2018, primarily due to an increase in net income of $21 million and incremental non-cash items affecting cash flow of $15 million, which was primarily due to an increase in deferred income tax expense.  These increases were partially offset by a decrease in working capital movements of $28 million primarily due to the timing of collection of customer receivables, vendor payments, income tax payments, and deferred merchant payments.

Net cash provided by investing activities for the three months ended March 31, 2019 decreased by $70 million when compared to the same period in 2018, due to a decrease in net cash generated from the purchases, sales and maturities of marketable securities of $68 million and an increase in capital expenditures of $2 million.

Net cash used in financing activities for the three months ended March 31, 2019 decreased by $222 million when compared to the same period in 2018, primarily due to a net repayment on our 2015 Credit Facility of $230 million and cash used to purchase shares of our common stock under our share repurchase program of $4 million, both during the three months ended March 31, 2018, partially offset by an increase in payment of withholding taxes on net share settlements of equity awards of $11 million during the three months ended March 31, 2019.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2018. As of March 31, 2019, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our contractual obligations and commercial commitments.

Contingencies

In the ordinary course of business, we are parties to regulatory and legal matters, including threats thereof, arising out of our operations. These matters may involve claims involving patent and intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer matters and data privacy), defamation and other claims. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011 and 2012-2016 tax years, under an employment tax audit by the IRS for the 2013 and 2014 tax years, and have various ongoing audits for state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of March 31, 2019, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years.  These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $15 million to $20 million at the close of the audit if the IRS prevails, after consideration of competent authority relief, exclusive of interest and penalties. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies.  Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009, 2010, and 2011 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements. Since the Court’s 2015 opinion, the Company has taken total income tax benefits of $15 million as of March 31, 2019. On July 24, 2018, the IRS won the appeals court case at the Ninth Circuit; however, on August 7, 2018, the Ninth Circuit withdrew its decision regarding Altera and the case was reheard. While we have taken an income tax benefit based on the Court’s 2015 opinion, as discussed above, we will continue to review the latest decisions on the case and its impact to our consolidated financial statements.

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

Refer to “Note 10: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on the impact of potential contingencies surrounding current audits by the IRS and various other domestic and foreign tax authorities, and other income tax matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. We are exposed to market risks primarily due to our international operations, and our ongoing investment and financial activities. The risk of loss can be assessed from the perspective of adverse changes in our future earnings, cash flows, fair values, and financial condition. Our exposure to market risk includes our credit facilities, derivative instruments, cash, cash equivalents, short term and long term marketable securities, accounts receivable, intercompany receivables/payables, accounts payable and deferred merchant payables denominated in foreign currencies. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage and attempt to mitigate our exposure to such risks.

There has been no material change in our market risk profile during the three months ended March 31, 2019. For additional information, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

Since the United Kingdom’s referendum to exit the European Union, known as Brexit, the United Kingdom has reached a draft agreement with the European Union on the terms of its exit but the final terms of its withdrawal are still unknown.  We have significant operations in both the United Kingdom and the European Union.  Those operations are highly integrated across the United Kingdom and the European Union, and we are highly dependent on the free flow of labor and goods in those regions. There remains significant uncertainty about the future relationship between the United Kingdom and the European Union, including the possibility of the United Kingdom leaving the European Union without a negotiated and bilaterally approved withdrawal plan. The ongoing uncertainty and potential re-imposition of border controls and customs duties on trade between the United Kingdom and European Union nations could negatively impact our merchant and customer relationships and financial performance. In addition, uncertainty regarding the terms and timeline for Brexit could continue to adversely affect consumer confidence and spending in the United Kingdom. We could face new regulatory costs and challenges if the U.K. regulations diverge from those of the European Union.  The ultimate effects of Brexit on us will depend on the timing and specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other’s respective markets.  Since the terms of the United Kingdom’s exit from the European Union are uncertain, we are unable to predict the effect Brexit will have on our business and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

If we are unable to continue to attract a significant amount of visitors to our websites and mobile apps, to cost-effectively convert these visitors into revenue-generating users and to continue to engage our users, our revenue, financial results and business could be harmed.

Our long term success depends on our continued ability to attract a significant number of visitors to our platforms in a cost-effective manner, to convert those visitors into consumers and then to continue to engage those consumers throughout the travel planning, booking and trip-taking phases. Our traffic and user engagement could be adversely affected by a number of factors, including but not limited to, increased competition; inability to provide quality content, inventory or supply to our consumers; declines or inefficiencies in traffic acquisition; reduced awareness of our brands; and macroeconomic conditions. Certain of our competitors have advertising campaigns expressly designed to drive traffic directly to their websites, and these campaigns may negatively impact traffic to our site. Our traffic growth could decline over time, as our business matures, and our success could become increasingly dependent on our ability to increase levels of user engagement on our platform. There can be no assurances that we will continue to provide content and products in a manner that meets rapidly changing demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage users, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to our websites and negatively impact our business and financial performance.

We rely on internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with our products.  If links to our websites and apps are not displayed prominently, traffic to our platform could decline and our business would be negatively affected.

We rely heavily on internet search engines to generate a significant amount of traffic to our websites, principally through SEM (i.e., the purchase of travel-related keywords) as well as through SEO (i.e., free, or organic, search). The number of consumers we attract from search engines to our platform is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our control and may change frequently. Search engines frequently update and change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our travel partners, or if competitive dynamics impact the cost or effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected.

Furthermore, our failure to successfully manage our SEO and SEM strategies and/or other traffic acquisition strategies could result in a substantial decrease in traffic to our websites, as well as increased costs to the extent we replace free traffic with paid traffic.

In some instances, search and metasearch companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google, a significant source of traffic to our website accounting for a substantial portion of the visits to our websites, frequently promotes its own competing products in its web search results, which has negatively impacted the search ranking of our website. Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.

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

We derive a substantial portion of our revenue from a relatively small number of advertising partners and rely significantly on our relationships. For example, for the year ended December 31, 2018, our two most significant advertising partners, Expedia Group, Inc., or Expedia, and Booking Holdings, Inc., or Booking (and their subsidiaries), accounted for a combined 37% of total revenue. While we enter into master advertising contracts with our partners, as discussed above, most of these contracts can be terminated by our partners at will or on short notice. If any of our significant advertisers were to cease or significantly curtail advertising on our websites, we could experience a rapid decline in our revenue over a relatively short period of time which would have a material impact on our business.

Our business depends on a strong brand and any failure to maintain, protect and enhance our brand could hurt our ability to retain and expand our base of consumers and partners, as well as increase the frequency with which consumers utilize our products and services.

We believe that the strength of our brands (particularly the TripAdvisor brand) has contributed significantly to our success.  We also believe that maintaining, protecting and enhancing our brands is critical to expanding our base of consumers, increasing the frequency with which consumers utilize our solutions and attracting advertisers and business partners. Our ability to maintain and protect our brand depends, in part, on our ability to maintain consumer trust in our products and in the quality, integrity, reliability of usefulness of the content and other information found on our platform. For example, if consumers do not view our reviews to be useful and reliable, they may seek other sources to obtain the information they are looking for and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract and retain consumers and partners and the frequency with which they use our platform. We dedicate significant resources to these goals, primarily through our computer algorithms and teams of moderators that are focused on identifying inappropriate, unreliable or deceptive content.  We remove those types of content from our website and, in certain cases, take legal action against individuals or businesses that we believe have engaged in deceptive practices.

Media, legislative, or regulatory scrutiny of our decisions regarding user privacy, content, advertising, and other issues may adversely affect our reputation and brands. Negative publicity about our company, including our content, technology, business practices or strategic plans, could diminish our reputation and confidence in our brand, thereby negatively affecting the use of our products and potentially even our share price. For example, certain media outlets have alleged that we have improperly filtered or screened reviews, that we have not properly verified reviews, or that we manipulate reviews, ranking and ratings in favor of our advertisers against non-advertisers. We expend significant resources to ensure the integrity of our reviews and to ensure that the most relevant reviews are available to our consumers; we do not establish rankings and ratings in favor of our advertisers.  Nevertheless, our reputation and brand, the traffic to our platform, our business and potentially even our share price may suffer from negative publicity about our company or if consumers otherwise perceive that our content is manipulated or biased.  In addition, regulatory inquiries or investigations require management time and attention and could result in further negative publicity, regardless of their merits or ultimate outcomes.

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

Consumer adoption and use of mobile devices creates new challenges.  If we are unable to operate effectively on these platforms or our products for such devices are not compelling, our business may be adversely affected.

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smartphones and tablets such as the iPad, coupled with web browsing functionality and development of thousands of useful apps available on these devices, is driving substantial online traffic and commerce to mobile platforms.  We have seen a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms.  We anticipate that the rate of use of these devices will continue to grow. The functionality and user experience associated with these alternative devices, such as a smaller screen size or lack of a screen, may make the use of our platform through such devices more difficult.  For example, mobile phone devices monetize at a significantly lower rate than desktops and advertising opportunities are more limited on these mobile devices.  Additionally, consumer purchasing patterns differ on alternative devices.  For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance.  Mobile consumers may also be unwilling to download multiple apps from multiple companies providing similar services or contribute high quality content through such devices.  As a result, the consumer experience with mobile apps and brand recognition are likely to become increasingly important.  We expect that the ways in which consumers engage with our platform will continue to change over time as consumers increasingly engage via alternative devices.

As a result, it is increasingly important for us to develop and maintain effective platforms to drive adoption and user engagement by providing consumers with an appealing, easy-to-use experience. As new devices and platforms are continually being released, it is difficult to predict the problems we may encounter in adapting our products and services to them – and developing competitive new products and services - and we may need to devote significant resources to the creation, support and maintenance of such products. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated offerings and efficiently and effectively advertise and distribute on these platforms, or if our offerings are not used by consumers, we could lose market share and our business, future growth and results of operations could be adversely affected.

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

Our businesses and financial performance are affected by the health of the global economy generally as well as the travel industry and leisure travel in particular. Sales of travel services tend to decline or grow more slowly during economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. The global economy may be adversely impacted by unforeseen events beyond our control including incidents of actual or threatened terrorism, regional hostilities or instability, unusual weather patterns, natural disasters, political instability and health concerns (including epidemics or pandemics), defaults on government debt, significant increases in fuel and energy costs, tax increases and other matters that could reduce discretionary spending, tightening of credit markets and declines in consumer confidence. Decreased travel spending could reduce the demand for our services and have a negative impact on our business and financial performance. In addition, the uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and our results of operations.

For example, since the United Kingdom’s referendum to exit the European Union, known as Brexit, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British pound as compared to the U.S. Dollar. We have significant operations in both the United Kingdom and the European Union. Our operations and that of our merchants are highly integrated across the United Kingdom and the European Union, and we are highly dependent on the free flow of labor and goods in those regions. There remains significant uncertainty about the future relationship between the United Kingdom and the European Union, including the possibility of the United Kingdom leaving the European Union without a negotiated and bilaterally approved withdrawal plan. The ongoing uncertainty and potential re-imposition of border controls and customs duties on trade between the United Kingdom and European Union nations could negatively impact our merchant and customer relationships and financial performance. In addition, uncertainty regarding the terms and timeline for Brexit could continue to adversely affect consumer confidence and spending in the United Kingdom. We could face new regulatory costs and challenges if the U.K. regulations diverge from those of the European Union. The ultimate effects of Brexit on us will depend on the timing and specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other’s respective markets.  Since the terms of the United Kingdom’s exit from the European Union are uncertain, we are unable to predict the effect Brexit will have on our business and results of operations.

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

We also compete with different types of companies in the various markets and geographies where we operate, including large and small companies in the travel space as well as broader service providers. More specifically:

•

In our Hotels, Media & Platform segment, we face competition from, and in some cases partner with, the following businesses: OTAs (including Expedia and Booking and many of their respective subsidiaries and operating companies); hotel metasearch providers (including trivago, a subsidiary of Expedia, Kayak and HotelsCombined, subsidiaries of Booking, and Ctrip.com International, Ltd); large online search, social media, and marketplace platforms and companies (including Google, Facebook, Microsoft’s Bing, Yahoo, Baidu, Alibaba, and Amazon); and traditional offline travel agencies; and global hotel chains seeking to promote direct bookings.

•

We also face competition from different companies in each of the offerings in our Experiences & Dining segment. Experiences competes with online travel agencies, such as Airbnb, Booking, and GetYourGuide; traditional travel agencies; online travel service providers; and wholesalers, among others.  Restaurants competes with other online restaurant reservation services, such as SeatMe (owned by Yelp) and OpenTable (a subsidiary of Booking). Rentals competes with companies focused on alternative lodging, shared accommodations and online accommodation searches, including Airbnb, HomeAway (a subsidiary of Expedia) and Booking.

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

We compete with certain companies that we also do business with, including some of our click-based advertising travel partners. The consolidation of our competitors and travel partners, including Expedia (through its acquisitions of Orbitz, Travelocity, and HomeAway) and Booking (through its acquisitions of KAYAK and OpenTable), may affect our relative competitiveness and our travel partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites.

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

We are dependent upon the quality of traffic in our network to provide value to our partners, and any failure in our ability to deliver quality traffic and/or the metrics to demonstrate the value of the traffic could have a material adverse effect on the value of our websites to our partners and adversely affect our revenue.

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

We believe that certain metrics are key to our business. As both the industry in which we operate and our businesses continue to evolve, so too might the metrics by which we evaluate our businesses and the company. In addition, while the calculation of the metrics we use is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and have a number of limitations and, furthermore, our methodologies for tracking these metrics may change over time. For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some consumers may restrict our ability to accurately identify them across visits, some mobile apps automatically contact our servers for regular updates with no user action, and we are not always able to capture user information on all of our platforms. As such, the calculations of our unique visitors may not accurately reflect the number of people actually visiting our platforms. We continue to improve upon our tools and methodologies to capture data and believe that our current metrics are accurate; however, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of our data. Also if the internal tools we use to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data we report may not be accurate.  Finally, we may, in the future, identify new or other metrics that enable us to more accurately evaluate our business.  Accordingly, readers should not place undue reliance on these metrics.

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

Our success will depend, in part, on our ability to expand our product offerings in order to grow our business in response to changing technologies, user and travel partner demands and competitive pressures. As a result, we have acquired, invested in and/or entered into significant commercial arrangements with a number of new businesses in the past and our future growth may depend, in part, on future acquisitions, investments, commercial arrangements and/or changes in business strategies. Such endeavors may involve significant risks and uncertainties, including, but not limited to, the following:

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

We operate in a number of jurisdictions both inside and outside of the United States and continue to expand our operations both domestically and internationally. Many regions have different economic conditions, languages, currencies, consumer expectations, legislation, regulatory environments (including labor laws and customs), tax laws, levels of consumer acceptance and use of the internet for commerce and levels of political stability. We are subject to associated risks typical of global businesses, including, but not limited to, the following:

•     Compliance with additional laws and regulations (including the Foreign Corrupt Practices Act, the U.K. Bribery Act and the EU General Data Protection Regulation (or GDPR)), data privacy requirements, labor and employment law, laws regarding advertisements and promotions and anti-competition regulations;

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

Our strategy includes continued expansion in existing international and new international markets. Many of these markets have different economic conditions, customers, languages, currencies, consumer expectations, levels of consumer acceptance and use of the internet for commerce, legislation, regulatory environments, tax laws and levels of political stability, and we are subject to associated risks typical of international businesses.  International markets have strong local competitors with established brands and travel service providers or relationships that may make expansion in certain markets difficult and costly and take more time than anticipated. In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. In some markets, such as China, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of internet or travel-related businesses illegal or difficult or may make direct participation in those markets uneconomic, which could make our entry or expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs.  If we are unsuccessful in expanding in new and existing markets and effectively managing that expansion, our business and results of operations could be adversely affected. A number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted U.S. tax legislation, the 2017 Tax Act. Foreign governments may enact tax laws that could result in further changes to global taxation and materially affect our financial position and results of operations.

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

Additionally, we continue to accumulate positive cash flows in foreign jurisdictions, which we consider indefinitely reinvested, although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. The repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, or debt refinancing, may result in additional U.S. income tax expense and higher cost for such capital.

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

Further, Rentals has been and continues to be subject to regulatory developments globally that affect the rental industry and the ability of companies like us to list those rentals online. For example, some states and local jurisdictions, both domestically and internationally, have adopted, or are considering adopting, statutes or ordinances that prohibit property owners and managers from renting certain properties on a short-term basis or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations.  Some states and local jurisdictions also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals. In addition, many homeowners, condominium and neighborhood associations have adopted or are considering adopting rules that prohibit or restrict property owners and managers from short-term rentals.   Many of the fundamental statutes and ordinances that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could burden property owners and managers or otherwise harm our business. Operating in this dynamic regulatory environment requires significant management attention and financial resources.  We cannot assure that our efforts will be successful, and the investment and additional resources required to manage growth will produce the desired levels of revenue or profitability.

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

Likewise, the SEC, Department of Justice (“DOJ”) and Office of Foreign Assets Controls (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. U.S. economic sanctions relate to transactions with designated foreign countries, including Cuba, Iran, North Korea, Syria and nationals and others of those countries, Ukraine/Russia related sanctions, as well as certain specifically targeted individuals and entities. We believe that our activities comply with OFAC, European Union, United Kingdom and other regulatory authorities’ economic sanction and trade regulations, as well as anti-money laundering and anti-corruption regulations, including the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act and the UK Criminal Finances Act. As regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal money penalties, litigation and damage to our reputation and the value of our brands.

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

In addition, we are subject to GDPR, a new data protection legal framework adopted by the European Union that is intended to enhance the privacy and security of personal data, including credit card information. There are a number of proposals for data privacy laws pending or proposed in other jurisdictions, including at both the state and federal level of the United States (such as the California Consumer Privacy Act). Implementing and complying with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our business operations. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in governmental enforcement actions, litigation or public statements that could harm our reputation and cause our users and travel partners to lose trust in us, which could have an adverse effect on our business, brand, market share and results of operations. For example, GDPR imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide annual turnover and/or €20 million.

We are subject to risks associated with processing credit card and other payment transactions and failure to manage those risks may subject us to fines, penalties and additional costs and could have a negative impact on our business.

We accept payments from consumers and travel partners using a variety of methods, including credit card, debit card, direct debit from a customer’s bank account, and invoicing. For existing and future payment options we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes). These regulations and/or requirements could result in significant costs and reduce the ease of use of our payment products and yet may still be susceptible to fraudulent activity. In addition, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers.  For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain payment methods and payment processing services, including the processing of credit cards and debit cards. In each case, our business could be disrupted if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and/or lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments. We are also subject to a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy and information security, and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services.

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

We are currently party to a credit agreement with respect to a $1.2 billion revolving credit facility maturing in May 2022 (the “2015 Credit Facility”, as more fully discussed in Note 9: “Debt” in the notes to the unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q). This agreement includes restrictive covenants that may impact the way we manage our business and may limit our ability to secure significant additional financing in the future on favorable terms. Our ability to secure additional financing and satisfy our financial obligations outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available or desirable, or even any, terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments.

We have indebtedness which could adversely affect our business and financial condition.

At March 31, 2019, we had no outstanding long-term debt; however, we continue to have existing credit facilities from which we can borrow significant amounts. As such, we are still subject to risks relating to our indebtedness that include:

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

Our 2015 Credit Facility provides for various provisions that limit our discretion in the operation of our business and require us to meet financial maintenance tests and other covenants and the failure to comply with these covenants could have a material adverse effect on us.

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

We continue to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, we are currently under IRS audit for the 2009, 2010, and 2011 tax years. In connection with that audit, we received, in January 2017 and April 2019, notices of proposed adjustment from the IRS for the 2009, 2010, and 2011 tax years, which would result in an increase in our worldwide income tax expense. The proposed adjustments would result in an increase to our worldwide income tax expense in an estimated range totaling $15 million to $20 million for those specific years after consideration of competent authority relief, exclusive of interest and penalties. The outcome of these matters or any other audits could subject us to significant tax liabilities.

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

Liberty TripAdvisor Holdings, Inc., or LTRIP, effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of our common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires separate class votes), including but not limited to, corporate transactions such as mergers, business combinations or dispositions of assets, the authorization or issuance of new equity or debt securities and determinations with respect to our business direction and policies. Our Chairman, Gregory Maffei, and one of our Directors, Albert Rosenthaler, also serve as officers and directors of LTRIP. LTRIP may have interests that differ from those of our other stockholders and they may vote in a way with which our other stockholders may not agree or that may be adverse to other stockholders’ interests. LTRIP is not restricted from investing in other businesses involving or related to our business. LTRIP’s control of us, as well as the existing provisions of our organizational documents and Delaware law, may discourage or prevent a change of control that might otherwise be beneficial, which may reduce the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2019, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

          On January 31, 2018, our Board of Directors authorized a repurchase of up to $250 million of our shares of common stock under a share repurchase program. This share repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. The Company did not repurchase any shares of outstanding common stock during the three months ended March 31, 2019 under this existing share repurchase program. As of March 31, 2019, we had a remaining $150 million available to repurchase shares of our common stock under this share repurchase program.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

May 7, 2019