Form 10-Q
period 2019-06-30
TripAdvisor, Inc.
filed 2019-08-07
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at July 31, 2019
Common Stock, $0.001 par value per share	126,500,138 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended June 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue (Note 3)	$422	$433	$798	$811

Costs and expenses:
Cost of revenue (1)	27	24	48	44
Selling and marketing (2)	180	217	357	416
Technology and content (2)	74	68	148	135
General and administrative (2)	45	46	88	88
Depreciation	23	21	46	41
Amortization of intangible assets	7	8	15	16
Total costs and expenses:	356	384	702	740
Operating income	66	49	96	71
Other income (expense):
Interest expense	(2)	(3)	(3)	(6)
Interest income and other, net	4	(4)	8	(2)
Total other income (expense), net	2	(7)	5	(8)
Income before income taxes	68	42	101	63
Provision for income taxes	(34)	(10)	(41)	(27)
Net income	$34	$32	$60	$36

Earnings per share attributable to common stockholders (Note 4):
Basic	$0.24	$0.23	$0.43	$0.26
Diluted	$0.24	$0.23	$0.43	$0.26
Weighted average common shares outstanding (Note 4):
Basic	139	138	139	139
Diluted	141	140	141	140

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$2	$2	$4	$4
Amortization of website development costs included in depreciation	15	15	32	30
	$17	$17	$36	$34

(2) Includes stock-based compensation expense as follows (Note 5):
Selling and marketing	$6	$5	$11	$11
Technology and content	$14	$13	$27	$26
General and administrative	$12	$13	$22	$24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$34	$32	$60	$36
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(1)	(17)	(3)	(9)
Total other comprehensive loss	(1)	(17)	(3)	(9)
Comprehensive income	$33	$15	$57	$27

(1)	Foreign currency translation adjustments exclude income taxes due to our intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$901	$655
Short-term marketable securities (Note 6)	65	15
Accounts receivable and contract assets, net of allowance for doubtful accounts of $22 and $21, respectively (Note 3)	270	212
Prepaid expenses and other current assets	35	33
Total current assets	1,271	915
Property and equipment, net (Note 7)	262	253
Operating lease right-of-use assets (Note 2)	75	-
Intangible assets, net of accumulated amortization of $155 and $140, respectively	102	118
Goodwill (Note 8)	754	756
Deferred income taxes, net	1	27
Other long-term assets	101	98
TOTAL ASSETS	$2,566	$2,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13	$15
Deferred merchant payables	346	164
Deferred revenue (Note 3)	98	63
Accrued expenses and other current liabilities	181	151
Total current liabilities	638	393
Deferred income taxes, net	12	21
Other long-term liabilities (Note 11)	341	282
Total Liabilities	991	696

Commitments and contingencies (Note 12)
Stockholders’ equity: (Note 13)
Preferred stock, $0.001 par value	-	-
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	-	-
Authorized shares: 1,600,000,000
Shares issued: 138,525,158 and 137,158,010, respectively
Shares outstanding: 126,468,470 and 125,101,322, respectively
Class B common stock, $0.001 par value	-	-
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,081	1,037
Retained earnings	1,106	1,043
Accumulated other comprehensive income (loss)	(65)	(62)
Treasury stock-common stock, at cost, 12,056,688 and 12,056,688 shares, respectively	(547)	(547)
Total Stockholders’ Equity	1,575	1,471
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,566	$2,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended June 30, 2019
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of March 31, 2019	138,256,630	$-	12,799,999	$-	$1,046	$1,072	$(64)	(12,056,688)	$(547)	$1,507
Net income						34				34
Other comprehensive loss							(1)			(1)
Issuance of common stock related to exercises of options and vesting of RSUs	268,528	-			1					1
Withholding taxes on net share settlements of equity awards					(4)					(4)
Stock-based compensation					38					38
Balance as of June 30, 2019	138,525,158	$-	12,799,999	$-	$1,081	$1,106	$(65)	(12,056,688)	$(547)	$1,575

	Six months ended June 30, 2019
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2018	137,158,010	$-	12,799,999	$-	$1,037	$1,043	$(62)	(12,056,688)	$(547)	$1,471
Net income						60				60
Cumulative effect adjustment from adoption of new accounting guidance (Note 2)						3				3
Other comprehensive loss							(3)			(3)
Issuance of common stock related to exercises of options and vesting of RSUs	1,367,148	-			1					1
Withholding taxes on net share settlements of equity awards					(26)					(26)
Stock-based compensation					69					69
Balance as of June 30, 2019	138,525,158	$-	12,799,999	$-	$1,081	$1,106	$(65)	(12,056,688)	$(547)	$1,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended June 30, 2018
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of March 31, 2018	136,396,872	$-	12,799,999	$-	$946	$934	$(34)	(9,727,140)	$(457)	$1,389
Net income						32				32
Other comprehensive loss							(17)			(17)
Issuance of common stock related to exercises of options and vesting of RSUs	381,160	-			3					3
Repurchase of common stock (Note 13)								(2,329,548)	(90)	(90)
Withholding taxes on net share settlements of equity awards					(6)					(6)
Stock-based compensation					36					36
Balance as of June 30, 2018	136,778,032	$-	12,799,999	$-	$979	$966	$(51)	(12,056,688)	$(547)	$1,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Six months ended June 30, 2018
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2017	135,617,263	$-	12,799,999	$-	$926	$926	$(42)	(9,474,490)	$(447)	$1,363
Net income						36				36
Cumulative effect adjustment from adoption of new accounting guidance						4				4
Other comprehensive loss							(9)			(9)
Issuance of common stock related to exercises of options and vesting of RSUs	1,160,769	-			3					3
Repurchase of common stock (Note 13)								(2,582,198)	(100)	(100)
Withholding taxes on net share settlements of equity awards					(18)					(18)
Stock-based compensation					68					68
Balance as of June 30, 2018	136,778,032	$-	12,799,999	$-	$979	$966	$(51)	(12,056,688)	$(547)	$1,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six months ended June 30,
	2019	2018
Operating activities:
Net income	$60	$36
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	46	41
Amortization of intangible assets	15	16
Stock-based compensation expense	60	61
Deferred tax expense (benefit)	17	(3)
Other, net	6	11
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and contract assets, prepaid expenses and other assets	(61)	(82)
Accounts payable, accrued expenses and other liabilities	(1)	29
Deferred merchant payables	183	201
Income tax receivables/payables, net	3	5
Deferred revenue	35	45
Net cash provided by operating activities	363	360

Investing activities:
Capital expenditures, including internal-use software and website development	(38)	(31)
Purchases of marketable securities	(69)	(1)
Sales of marketable securities	-	45
Maturities of marketable securities	20	5
Acquisitions and other investments, net of cash acquired	-	(23)
Net cash used in investing activities	(87)	(5)

Financing activities:
Repurchase of common stock	-	(100)
Proceeds from 2015 credit facility	-	5
Payments to 2015 credit facility	-	(235)
Proceeds from Chinese credit facilities	-	2
Payments to Chinese credit facilities	-	(10)
Proceeds from exercise of stock options	1	3
Payment of withholding taxes on net share settlements of equity awards	(26)	(18)
Other financing activities, net	(3)	-
Net cash used in financing activities	(28)	(353)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(9)
Net increase (decrease) in cash, cash equivalents and restricted cash	246	(7)
Cash, cash equivalents and restricted cash at beginning of period	655	673
Cash, cash equivalents and restricted cash at end of period	$901	$666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

We refer to TripAdvisor, Inc. and our subsidiaries as “TripAdvisor”, “the Company”, “us”, “we” and “our” in these notes to the unaudited condensed consolidated financial statements.

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

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Our flagship brand is TripAdvisor. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 48 markets and 28 languages worldwide. TripAdvisor features approximately 795 million reviews and opinions on approximately 8.4 million places to stay, places to eat and things to do – including 1.4 million hotels, inns, B&Bs and specialty lodging, 900,000 rental properties, 5.0 million restaurants and 1.1 million travel activities and experiences worldwide. We also enable consumers to compare prices and book a number of these travel experiences on either a TripAdvisor website or mobile application (“mobile app”), or on the website or mobile app of one of our travel partners. In addition to the flagship TripAdvisor brand, we manage and operate the following other travel media brands: www.airfarewatchdog.com, www.bokun.io, www.bookingbuddy.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, and www.restorando.com), www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.vacationhomerentals.com, and www.viator.com.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which require a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The accounting for the cost of the hosting component of the arrangement (i.e., service costs the customer pays for the cloud computing service) is not affected by this new guidance. The Company uses both internally-developed software and third-party software to operate its business. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period. Entities have the option to apply the guidance retrospectively or prospectively to all implementation costs incurred after the date of adoption. We plan on adopting this new guidance on January 1, 2020 on a prospective basis without adjusting the comparative periods presented. We do not expect the adoption of this new guidance will have a material impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued new accounting guidance which replaces the existing incurred loss impairment model with an expected loss methodology on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable and available-for-sale debt securities. For financial assets measured at amortized cost, this new guidance requires an entity to: (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected; (2) recognize this allowance and changes in the allowance during subsequent periods through net income; and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this new guidance made several targeted amendments to the existing other-than-temporary impairment model, including: (1) requiring disclosure of the allowance for credit losses; (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities; (3) limiting impairment to the difference between the amortized cost basis and fair value; and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted, including interim periods within those fiscal years beginning after December 15, 2018. Entities are required to adopt this new guidance on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We plan on adopting this new guidance on January 1, 2020 and are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued new guidance which revises the accounting for leases (“ASC 842”). ASC 842 requires entities that lease assets to recognize right-of-use (ROU) assets representing its right to use the underlying asset for the lease term and lease liabilities related to the rights and obligations created by those leases on the balance sheet regardless of whether they are classified as finance or operating leases, with classification affecting the pattern and presentation of expenses and cash flows on our consolidated financial statements. In addition, new disclosures are required to meet the objective of enabling users of the financial statements to better understand the amount, timing, and uncertainty of cash flows arising from leases. We adopted ASC 842 on January 1, 2019 and elected the modified retrospective transition method that allowed for a cumulative-effect adjustment in the period of adoption. Financial results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods. The Company has also updated its accounting policies to reflect the new guidance and have implemented lease accounting software to support its accounting process, financial reporting, and new financial disclosure requirements.

We elected the following practical expedients available in transition upon adoption of ASC 842 and accounting policy updates: 1) the “practical expedients package of three”, which allows us to not reassess the following:  a) whether any expired or existing contracts are or contain a lease as of the adoption date, b) the lease classification for any expired or existing leases as of the adoption date; and c) the accounting treatment for initial direct costs for existing leases as of the adoption date; 2) the “short-term lease recognition exemption”, which allows entities to forego recognition of ROU assets and lease liabilities for leases with a lease term of twelve months or less and which also do not include an option to renew the lease term that the entity is reasonably certain to exercise; 3) elect by asset class as an accounting policy, to combine  lease and non-lease components as a single component and subsequently account for the combined single component as the lease component; and 4) apply the portfolio approach to similar types of leases where the Company does not reasonably expect the outcome to differ materially from applying the new guidance to individual leases.

The adoption of ASC 842 did not have a material impact to our unaudited condensed consolidated statement of operations during the three and six months ended June 30, 2019 or unaudited condensed consolidated statement of cash flows during the six months ended June 30, 2019. The effect on our unaudited condensed consolidated balance sheet as of January 1, 2019 from the adoption of ASC 842 is as follows:

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

We lease office space in a number of countries around the world under non-cancelable lease agreements. Our corporate headquarters lease (“Headquarters Lease”) is our most significant office space lease. The Company has also entered into data center and certain equipment leases, such as network equipment and other leases, which are not material to our unaudited condensed consolidated financial statements. We determine whether a contract is or contains a lease at inception of a contract. We define a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Control over the use of the identified asset means that we have both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

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

Operating Leases

Our office space leases, exclusive of our Headquarters Lease, are operating leases, which expire at various dates with the latest maturity in June 2027. Based on the present value of remaining lease payments on the Company's existing leases, we recognized $88 million of both operating ROU assets and operating lease liabilities, respectively on our unaudited condensed consolidated balance sheet upon adoption of ASC 842, as of January 1, 2019. These operating ROU assets were then reduced by a net deferred rent balance of $13 million as of January 1, 2019, which primarily consisted of existing deferred and prepaid rent balances.

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at lease commencement date, or the date the lessor makes the leased asset available for use, based on the present value of lease payments over the lease term using the Company’s estimated incremental borrowing rate. ROU assets related to operating leases comprise the initial lease liability, and are then adjusted for any prepaid or deferred rent payments, unamortized initial direct costs, and lease incentives received. Amortization expense for operating lease ROU assets and interest accretion on operating lease liabilities are recognized as a single operating lease cost in our consolidated statement of operations, which results effectively in recognition of rent expense on a straight-line basis over the lease period. The carrying amount of operating lease liabilities are (1) accreted to reflect interest using the incremental borrowing rate if the rate implicit in the lease is not readily determinable; and (2) reduced to reflect lease payments made during the period. We present the combination of both the amortization of operating lease ROU assets and the change in the operating lease liabilities in the same line item in the adjustments to reconcile net income to net cash provided by operating activities in our unaudited condensed consolidated statement of cash flows. Lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. Certain of our operating leases include options to extend the lease terms for up to 6 years and/or terminate the leases within 1 year, which we include in our lease term if we are reasonably certain to exercise these options. Payments under our operating leases are primarily fixed, however, certain of our operating lease agreements include rental payments which are adjusted periodically for inflation. We recognize these costs as variable lease costs on our unaudited condensed consolidated statement of operations, which were not material during the three and six months ended June 30, 2019 and 2018. In addition, our short-term lease costs were not material in any period. As of June 30, 2019, our operating lease ROU assets was $75 million as presented on our unaudited condensed consolidated balance sheet.

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

Upon the adoption of ASC 842 on January 1, 2019, we derecognized the previous assets and liabilities recorded for the Headquarters Lease described above, with the exception of net assets and liabilities of $26 million, primarily related to structural improvements paid by the Company, net of tenant incentives and accumulated amortization, which is classified as net prepaid rent under the new guidance. The Company then assessed the lease classification of our Headquarters Lease and concluded it should be classified and accounted for as a finance lease upon adoption on January 1, 2019. Accordingly, on January 1, 2019, we recognized a finance lease ROU asset and a finance lease liability of $114 million and $88 million, respectively, on our unaudited condensed consolidated balance sheet. The difference between the finance lease ROU asset and finance lease liability represents the aforementioned $26 million of net prepaid rent, and is being amortized straight-line over the remaining lease term. As of June 30, 2019, the ROU asset related to our Headquarters Lease was $110 million, net of accumulated amortization of $5 million, and is included in the property and equipment, net on our unaudited condensed consolidated balance sheet.

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

We did not update any financial information or provide any disclosures required under the new guidance for the three and six months ended June 30, 2018, respectively, or as of December 31, 2018. The disclosures provided below for the three and six months ended June 30, 2018, respectively, or as of December 31, 2018 are based on the disclosure requirements under ASC 840.

The components of lease expense were as follows for the periods presented:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(in millions)
Operating lease cost (1)	$6	$12
Finance lease cost
Amortization of right-of-use assets (2)	$2	$5
Interest on lease liabilities (3)	1	2
Total finance lease cost	$3	$7
Sublease income (1)	(1)	(2)
Total lease cost, net	$8	$17
(1)

Operating lease costs, net of sublease income, are included within operating expenses in our unaudited condensed consolidated statement of operations. During the three and six months ended June 30, 2018, we recorded operating lease expense of $5 million and $9 million, respectively; and sublease income of $1 million for both the three and six months ended June 30, 2018 in our unaudited condensed consolidated statement of operations in accordance with ASC 840.

(2)

Amount is included in depreciation expense in our unaudited condensed consolidated statement of operations. During the three and six months ended June 30, 2018, we recorded depreciation expense of $1 million and $2 million, respectively, related to our Headquarters Lease in our unaudited condensed consolidated statement of operations in accordance with ASC 840.

(3)

Amount is included in interest expense in our unaudited condensed consolidated statement of operations. During the three and six months ended June 30, 2018, we recorded interest expense of $2 million and $4 million, respectively, related to our Headquarters Lease in our unaudited condensed consolidated statement of operations in accordance with ASC 840.

Additional information related to our leases is as follows for the periods presented:

Six months ended June 30, 2019
Supplemental Cash Flows Information:	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$14
Operating cash outflows from finance lease	2
Financing cash outflows from finance lease (1)	3

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases (2)	$97
Finance lease (3)	88
(1)	Amount is included in other financing activities, net on the unaudited condensed consolidated statement of cash flows.
(2)	Amount includes operating leases existing on January 1, 2019 of $88 million and those that commenced during the six months ended June 30, 2019 of $9 million.
(3)	Amount represents the finance lease liability arising from obtaining the ROU asset related to our Headquarters Lease, which was recognized upon the adoption of ASC 842 on January 1, 2019.

As of June 30, 2019
Weighted-average remaining lease term:
Operating leases	4.8 years
Finance lease	11.5 years

Weighted-average discount rate:
Operating leases	4.32%
Finance lease	4.49%

Future lease payments under non-cancellable leases as of June 30, 2019 were as follows:

Year Ending December 31,	Operating Leases	Finance Lease
	(in millions)
2019 (excluding the six months ended June 30, 2019)	$10	$4
2020	21	9
2021	20	10
2022	19	10
2023	12	10
Thereafter	12	67
Total future lease payments	94	110
Less imputed interest	(9)	(25)
Total lease liabilities	$85	$85

Reported on unaudited condensed consolidated balance sheet as of June 30, 2019	Operating Leases	Finance Lease
Accrued expenses and other current liabilities	$18	$5
Other long-term liabilities	67	80
Total lease liabilities	$85	$85

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

As of June 30, 2019, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations for us.

Significant Accounting Policies

Other than our accounting policy for leases, as described above, there have been no other significant changes to our significant accounting policies and estimates since December 31, 2018, as described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, we satisfy a performance obligation

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the three and six months ended June 30, 2019 related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing. The application of our revenue recognition policies and a description of our principal activities, organized by reported segment, from which we generate our revenue, are presented below.

Hotels, Media & Platform Segment

TripAdvisor-branded Hotels Revenue. Our largest source of Hotels, Media & Platform segment revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly online travel agencies, or OTAs, and direct suppliers in the hotel category. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates that our travel partners pay are determined in a dynamic, competitive auction process, also known as our hotel metasearch auction, as travel partner CPC bids for rates and availability listed on our site are submitted.  When a CPC bid is submitted, the partner agrees to pay us the bid amount each time a traveler clicks on the link to that partner’s website. Bids can be submitted periodically – as often as daily– on a property-by-property basis. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service. We also generate transaction revenue from our hotel instant booking feature, which enables hotel shoppers to book directly with a travel partner, with the latter serving as the merchant of record for the transaction, without leaving our website. We earn a commission from our travel partners for each traveler that completes a hotel reservation on our website based on a pre-determined commission rate. Our hotel instant booking revenue includes (i) arrangements where commissions are billable on all instant booking hotel reservations; and (ii) arrangements where the commissions are billable only upon the completion of each traveler’s stay resulting from the reservation. The travel partners provide the service to the travelers and we act as an agent under ASC 606. Our performance obligation in both arrangements is complete at the time of the booking and the commission earned is recognized upon booking, as we have no post-booking service obligations. The amount of revenue recognized for commissions that are billable contingent upon a traveler stay requires an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay.

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

We also offer travel partners the opportunity to advertise and promote their business through hotel sponsored placements on our website. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates that our travel partners pay are based on a pre-determined rate. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

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

Experiences & Dining Segment

We provide information and services for consumers to research, book and experience activities and attractions in popular travel destinations both through Viator, our dedicated Experiences offering, and on our TripAdvisor website and mobile apps. We also power travel activities and experiences booking capabilities to consumers on affiliate partner websites, including some of the world’s top airlines, hotel chains, and online and offline travel agencies. We work with local tour or travel activities/experiences operators (“the supplier”) to provide consumers the ability to book tours, activities and experiences (“the activity”) in popular destinations worldwide. We generate commissions for each booking transaction we facilitate through our online reservation system. We provide post-booking service to the customer until the time of the activity, which is the completion of the performance obligation. Revenue is recognized at the time that the activity occurs. We do not control the activity before the supplier provides it to our customer and therefore act as agent for nearly all of these transactions under ASC 606. We generally collect payment from the customer at the time of booking that includes both our commission revenue and the amount due to the supplier. Our commission revenue is recorded as deferred revenue until the activity occurs and revenue is recognized, and the amount due to the supplier is recorded as deferred merchant payables on our consolidated balance sheet until completion of the activity and payment is made to the supplier. To a lesser extent, we earn commissions from affiliate partners, or third-party merchant partners who display and promote on their websites the supplier activities available on our platform to generate bookings.  In these transactions, where we are not the merchant of record, we generally invoice and receive commissions directly from the third-party merchant partners. Our performance obligation is to allow the third-party merchant partners to display and promote on their website suppliers who utilize our platform and we earn a commission when consumers book and complete an activity. We do not control the service and act as an agent for these transactions under ASC 606. Our performance obligation is complete and revenue is recognized at the time of the booking, as we have no post-booking obligations. We recognize this revenue net of an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized for commissions that are billable contingent upon completion of the activity.

We also provide information and services for consumers to research and book restaurants in popular travel destinations through our dedicated restaurant reservations offering, TheFork, and on our TripAdvisor-branded websites and mobile apps. TheFork is an online restaurant booking platform operating on a number of websites (including www.thefork.com, www.lafourchette.com, www.eltenedor.com, and www.restorando.com), with a network of restaurant partners located primarily across Europe, Australia, and South America. We primarily generate transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by our restaurant customers. We invoice restaurants monthly for transaction fees. To a lesser extent, we also generate subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services and marketing analytic tools provided by TheFork and TripAdvisor. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription fees are generally billable in advance of service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied. In addition, we also offer restaurant partners the opportunity to advertise and promote their business through restaurant sponsored placements on our website. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of users who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates that our restaurant partners pay are based on a pre-determined rate. We record click-based advertising revenue as the click occurs and diner leads are sent to the restaurant partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our restaurant partners on a monthly basis consistent with the timing of the service.

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

In addition, Other revenue includes revenue generated from our flights, cruise, and rental car offerings on TripAdvisor, as well as revenue from non-TripAdvisor-branded websites not otherwise described above, such as www.bookingbuddy.com, www.cruisecritic.com, www.onetime.com and www.smartertravel.com, and TripAdvisor China, which primarily includes click-based advertising and display-based advertising revenue. The performance obligations, timing of customer payments for these brands, and methods of revenue recognition are generally consistent with click-based advertising and display-based advertising revenue, as described above.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Major products/revenue sources (1):	(in millions)
Hotels, Media & Platform
TripAdvisor-branded hotels	$211	$231	$427	$447
TripAdvisor-branded display and platform	43	41	81	77
Total Hotels, Media & Platform	254	272	508	524

Experiences & Dining	125	98	206	161
Other	43	63	84	126
Total Revenue	$422	$433	$798	$811
(1)	Our revenue is recognized primarily at a point in time for all reported segments.

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers (in millions):

	June 30, 2019	December 31, 2018
Accounts receivable	261	205
Contract assets	9	7
Total	$270	$212

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheets. As of January 1, 2019, we had $63 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $12 million and $46 million was recognized into revenue, during the three and six months ended June 30, 2019, respectively. As of January 1, 2018, we had $59 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $13 million and $45 million was recognized in revenue, during the three and six months ended June 30, 2018, respectively. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the six months ended June 30, 2019 and 2018 related to business combinations, impairments, cumulative catch-ups or other material adjustments.
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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$34	$32	$60	$36
Denominator:
Weighted average shares used to compute Basic EPS	139,070	137,831	138,744	138,572
Weighted average effect of dilutive securities:
Stock options	187	278	296	198
RSUs/MSUs	1,548	1,510	1,997	1,201
Weighted average shares used to compute Diluted EPS	140,805	139,619	141,037	139,971
Basic EPS	$0.24	$0.23	$0.43	$0.26
Diluted EPS	$0.24	$0.23	$0.43	$0.26

Potential common shares, consisting of outstanding stock options, service and performance-based restricted stock units (“RSUs”) and market-based restricted stock units (“MSUs”), totaling approximately 6.1 million shares and 4.8 million shares for the three and six months ended June 30, 2019, respectively, and approximately 6.0 million shares and 9.0 million shares for the three and six months ended June 30, 2018, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of certain performance-based awards of approximately 0.5 million shares for both the three and six months ended June 30, 2019, and approximately 0.8 million shares for both the three and six months ended June 30, 2018, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

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

NOTE 5: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Selling and marketing	$6	$5	$11	$11
Technology and content	14	13	27	26
General and administrative	12	13	22	24
Total stock-based compensation expense	32	31	60	61
Income tax benefit from stock-based compensation	(8)	(8)	(14)	(15)
Total stock-based compensation expense, net of tax	$24	$23	$46	$46

We capitalized $5 million and $9 million of stock-based compensation expense as internal-use software and website development costs during the three and six months ended June 30, 2019, respectively, and $4 million and $7 million during the three and six months ended June 30, 2018, respectively.

Stock-Based Award Activity and Valuation

2019 Stock Option Activity

During the six months ended June 30, 2019, we granted 674,781 service-based non-qualified stock options under the TripAdvisor, Inc. 2018 Stock and Annual Incentive Plan (the “2018 Plan”). Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period.

A summary of our stock option activity during the six months ended June 30, 2019, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2018	6,041	$54.00
Granted	675	53.31
Exercised (1)	(160)	42.41
Cancelled or expired	(209)	60.83
Options outstanding at June 30, 2019	6,347	$54.00	6.3	$20
Exercisable as of June 30, 2019	3,516	$60.19	4.5	$7
Vested and expected to vest after June 30, 2019 (2)	6,347	$54.00	6.3	$20
(1)

Inclusive of 100,356 of options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

(2)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of June 30, 2019 was $46.29. The total intrinsic value of stock options exercised for the six months ended June 30, 2019 and 2018 was $2 million and $6 million, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Risk free interest rate	2.22%	2.71%	2.42%	2.66%
Expected term (in years)	5.18	5.45	5.19	5.45
Expected volatility	40.84%	42.08%	42.17%	42.29%
Expected dividend yield	— %	— %	— %	— %
Weighted-average grant date fair value	$19.75	$19.27	$21.80	$17.62

The total fair value of stock options vested was $10 million and $12 million for the six months ended June 30, 2019 and 2018, respectively. Cash received from stock option exercises was $1 million and $3 million for the six months ended June 30, 2019 and 2018, respectively.

2019 RSU Activity

During the six months ended June 30, 2019, we granted 2,652,790 primarily service-based RSUs under the 2018 Plan which typically vest equally over a four-year requisite service period. A summary of our RSU activity during the six months ended June 30, 2019 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2018	6,640	$44.93
Granted	2,653	53.38
Vested and released (1)	(1,755)	47.40
Cancelled	(414)	46.75
Unvested RSUs outstanding as of June 30, 2019	7,124	$47.70	$332

(1)  Inclusive of 461,987 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

A summary of our MSU activity during the six months ended June 30, 2019 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2018	284	$37.41
Granted (1)	78	57.62
Vested and released	―	―
Cancelled	―	―
Unvested MSUs outstanding as of June 30, 2019	362	$41.76	$17
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

Total current income tax benefits associated with the exercise or settlement of TripAdvisor stock-based awards held by our employees was $3 million and $22 million during the three and six months ended June 30, 2019, respectively and $5 million and $9 million during the three and six months ended June 30, 2018, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at June 30, 2019 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs/MSUs
Unrecognized compensation expense	$41	$292
Weighted average period remaining (in years)	2.9	2.8

NOTE 6: FINANCIAL INSTRUMENTS

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables show our cash, cash equivalents, restricted cash, short-term and long-term available-for-sale marketable debt securities, by major security type, that are measured at fair value on a recurring basis and were categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheets, as of the periods presented (in millions):

	June 30, 2019
	Amortized Cost	Fair Value (2)	Cash, Cash Equivalents and Restricted Cash	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash and restricted cash (1)	$870	$870	$870	$—	$—
Level 1:
Money market funds	31	31	31	—	—
Level 2:
Commercial paper	65	65	—	65	—
Total	$966	$966	$901	$65	$—

	December 31, 2018
	Amortized Cost	Fair Value (2)	Cash, Cash Equivalents and Restricted Cash	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash and restricted cash (1)	$522	$522	$522	$—	$—
Level 1:
Money market funds	128	128	128	—	—
Level 2:
Commercial paper	20	20	5	15	—
Total	$670	$670	$655	$15	$—
(1)

As of June 30, 2019 and December 31, 2018, our restricted cash, which primarily consists of escrowed security deposits, was not material and is included in other long-term assets on our unaudited condensed consolidated balance sheets.

(2)	As of June 30, 2019 and December 31, 2018, any unrealized gains or losses related to our marketable securities were not material.

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase. Our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at June 30, 2019 and December 31, 2018, respectively.

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

There were no material realized gains or losses related to the sales of our marketable securities for both the three and six months ended June 30, 2019 and 2018. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We consider any unrealized loss position in our available-for-sale marketable debt securities to be temporary in nature and do not consider any of these investments other-than-temporarily impaired as of both June 30, 2019 and December 31, 2018.

Derivative Financial Instruments

We typically use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows primarily for the Euro versus the U.S. Dollar. Counterparties to our forward contracts consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. For the three and six months ended June 30, 2019 and 2018, respectively, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. We do not use derivatives for trading or speculative purposes.

Our outstanding or unsettled forward contracts were carried at fair value on our unaudited condensed consolidated balance sheets at June 30, 2019 and December 31, 2018. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognized any gain or loss resulting from the change in fair value of our foreign currency forward contracts in interest income and other, net on our unaudited condensed consolidated statement of operations which was not material for both the three and six months ended June 30, 2019, and a net loss of $3 million for both the three and six months ended June 30, 2018.

The following table shows the notional principal amounts of our outstanding derivative instruments as of the periods presented:

	June 30, 2019	December 31, 2018
	(in millions)
Foreign currency exchange - forward contracts (1) (2)	$35	$13

(1)

Our derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. The Company had two outstanding derivative contracts as of both June 30, 2019 and December 31, 2018.

(2)

The fair value of our outstanding derivatives as of both June 30, 2019 and December 31, 2018 was not material and is included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheets.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include accounts receivable and contract assets, accounts payable, deferred merchant payables, and accrued and other current liabilities. The carrying amount of these financial instruments approximate their fair value because of the short maturity of these instruments as reported on our unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.

In addition, we hold investments in equity securities of privately-held companies that do not have a readily determinable fair value. As of both June 30, 2019 and December 31, 2018, the total carrying value of our equity investments in these privately-held companies was $12 million and is included in other long-term assets on our unaudited condensed consolidated balance sheets. Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. During the three and six months ended June 30, 2019 and 2018, we did not record any impairment loss on these equity investments or identify any observable price change indicators.

The Company did not have any material assets or liabilities measured at fair value on a recurring basis using the Level 3 unobservable inputs at both June 30, 2019 and December 31, 2018.

NOTE 7: PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following for the periods presented:

	June 30, 2019	December 31, 2018
	(in millions)
Capitalized software and website development	$297	$259
Building (1)	―	123
Finance lease right-of-use asset (1)	114	―
Leasehold improvements	45	41
Computer equipment and purchased software	61	52
Furniture, office equipment and other	20	18
	537	493
Less: accumulated depreciation	(275)	(240)
Total	$262	$253
(1)	Refer to “Note 2: Significant Accounting Policies” regarding the transition accounting related to our adoption of ASC 842 and the subsequent accounting for our Headquarters Lease.

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

Subsequent to our prior annual impairment test in the fourth quarter of 2018 the composition of our reportable segments has been revised, as discussed in “Note 15: Segment Information.” Prior to implementing the revised segment reporting structure in the first quarter of 2019, our previously disclosed Hotel segment was considered a single reporting unit. Following the change in reportable segments, our legacy Hotel reporting unit was split into four distinct reporting units – (1) Hotels, Media & Platform, (2) SmarterTravel, (3) Flights, Cruises and Car Rentals; and (4) TripAdvisor China for the purposes of goodwill impairment testing. As a result, we first performed a qualitative assessment on our previous Hotel reporting unit prior to implementing the revised segment reporting structure and determined that it was more likely than not that the fair value of this reporting unit was greater than the carrying value; which was consistent with our conclusion in the fourth quarter of 2018. We then performed a goodwill impairment test for each of the new reporting units upon the change in reportable segments using a quantitative assessment. We concluded the estimated fair values were significantly in excess of the carrying values for these reporting units. We also performed sensitivity analysis, such as calculating estimated fair values using different rates for the weighted-average cost of capital and long-term rates of growth in the income approach and different revenue/income multiples in our market approach and the estimated fair values remained in excess of the carrying values. Therefore, no indications of impairment were identified as a result of these changes in the first quarter of 2019.

Management exercised significant judgment related to the above assessment, including the identification of reporting units, reassignment of assets and liabilities to the new reporting units, reassignment of goodwill to the new reporting units using the relative fair value method, and determination of the fair value of new reporting units. The fair value of our reporting units are generally estimated using an equal weighting of a market approach by using public company multiples and/or other precedent transactions; and a discounted cash flow methodology. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. This analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, the estimation of the long-term growth rate and profitability of the reporting unit, determination of the Company's weighted average cost of capital and income tax rates. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and/or income multiples in estimating the fair value of the reporting units. Changes in these estimates and assumptions could materially affect the estimated fair value of the reporting unit, potentially resulting in a non-cash impairment charge.

The following table summarizes our goodwill activity by reportable segment for the periods presented:

	Hotel	Non-Hotel	Hotels, Media & Platform	Experiences & Dining	Other (3)	Total
	(in millions)		(in millions)
Balance as of December 31, 2018	$451	$305	$-	$-	$-	$756
Allocation to new segments (1)	(451)	(305)	405	250	101	-
Other adjustments (2)	-	-	-	(2)	-	(2)
Balance as of June 30, 2019	$-	$-	$405	$248	$101	$754
(1)	Refer to “Note 15: Segment Information” for information on our reporting segment changes in the first quarter of 2019.
(2)	Primarily related to impact of changes in foreign currency exchange rates to goodwill.
(3)	Other consists of the combination of our Rentals, Flights/Cruises/Car Rentals, SmarterTravel, and TripAdvisor China business units and does not constitute a reportable segment.

NOTE 9: DEBT

2015 Credit Facility

We are party to a credit agreement with a group of lenders which, among other things, provides for a $1.2 billion unsecured revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2022. Borrowings under the 2015 Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on the Company’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on the Company’s leverage ratio. The Company may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pound sterling. In addition, our 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of June 30, 2019, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. We are also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of June 30, 2019, our unused revolver capacity was subject to a commitment fee of 0.15%, given the Company’s leverage ratio.

As of both June 30, 2019 and December 31, 2018, the Company had no outstanding borrowings under the 2015 Credit Facility. During the six months ended June 30, 2018, the Company made a net repayment of $230 million on our 2015 Credit Facility. These net repayments were primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the first quarter of 2018. We recorded total interest and commitment fees on our 2015 Credit Facility of $1 million for both the three and six months ended June 30, 2019, respectively and $1 million and $2 million for the three and six months ended June 30, 2018, respectively, to interest expense on our unaudited condensed consolidated statements of operations.

There is no specific repayment date prior to the maturity date for any borrowings under this credit agreement. We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. As of June 30, 2019 and December 31, 2018, we were in compliance with all of our debt covenants.

 Chinese Credit Facilities

We also maintain two credit facilities in China (jointly, the “Chinese Credit Facilities”) as of June 30, 2019. We are party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. We are also party to a RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). Our Chinese Credit Facilities

generally bear interest at a rate based on the People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of both June 30, 2019 and December 31, 2018, there were no outstanding borrowings under our Chinese Credit Facilities.

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

Our effective tax rate for the three and six months ended June 30, 2019 was 50.0% and 40.6%, respectively. Our effective tax rate for the three and six months ended June 30, 2018 was 23.8% and 42.9%, respectively. The change in our effective tax rate during the three months ended June 30, 2019, when compared to the same period in 2018, was primarily due to the recognition in the three months ended June 30, 2019 of a $15 million income tax expense for the cumulative benefit taken for excluding stock-based compensation from our inter-company cost-sharing arrangements (Refer to the discussion below of Altera Corporation (“Altera”) litigation with the Internal Revenue Service (“IRS”) for more information regarding this adjustment). The change in our effective tax rate during the six months ended June 30, 2019, when compared to the same period in 2018, was primarily due to the recognition in the three months ended June 30, 2019 of the $15 million income tax expense noted above, offset by a higher benefit from the recognition of excess tax benefits of stock-based compensation and decreased foreign valuation allowances.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of June 30, 2019, we had an accrued interest liability of $18 million, net of federal and state benefit, and no penalties have been accrued.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011 and 2012-2016 tax years, under an employment tax audit by the IRS for the 2013 and 2014 tax years, and have various ongoing audits for state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of June 30, 2019, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia.

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

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock-based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. On June 7, 2019, a three-judge panel from the Ninth Circuit Court of Appeals reversed the Court’s decision and upheld the validity of the Treasury regulation (Reg. sec. 1.482-7A(d)(2)) requiring stock-based compensation costs to be included in the costs shared in a cost-sharing arrangement. Based on this Ninth Circuit Court of Appeals decision, we recorded a cumulative income tax expense of $15 million during the three months ended June 30, 2019, which was a reversal of income tax benefits taken by the Company since the Court’s 2015 opinion. On July 22, 2019, Altera requested a rehearing before the full Ninth Circuit. As a result, the final outcome of the case is uncertain. If the June 7, 2019 Ninth Circuit Court of Appeals decision is reversed, we would anticipate recording an income tax benefit at that time. The Company will continue to monitor this matter and related potential impacts to its consolidated financial statements.

NOTE 11: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consists of the following for the periods presented:

	June 30, 2019	December 31, 2018
	(in millions)
Unrecognized tax benefits	$156	$148
Long-term income taxes payable	31	31
Financing obligation, net of current portion (1)	―	83
Finance lease liabilities, net of current portion (1)	80	―
Operating lease liabilities, net of current portion (1)	67	―
Other (1)	7	20
Total	$341	$282

(1) Refer to “Note 2: Significant Accounting Policies” for additional information on our lease information, including transition accounting and updated accounting policy for leases upon adoption of ASC 842.

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

The Company did not repurchase any shares of outstanding common stock during the three and six months end June 30, 2019 under the share repurchase program. During the three and six months ended June 30, 2018, we repurchased 2,329,548 and 2,582,198 shares of outstanding common stock under the share repurchase program at an aggregate cost of $90 million and $100 million, or an average share price of $38.60 and $38.73, exclusive of fees and commissions. As of both June 30, 2019 and December 31, 2018, there were 12,056,688 shares of the Company’s common stock held in treasury with an aggregate cost of $547 million. As of June 30, 2019, we had a remaining $150 million available to repurchase shares of our common stock under this share repurchase program.

NOTE 14: RELATED PARTY TRANSACTIONS

We consider Liberty TripAdvisor Holdings, Inc. (“LTRIP”) a related party. As of June 30, 2019, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 14.4% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.2% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.4% of our voting power.

We had no related party transactions with LTRIP during both the three and six months ended June 30, 2019 and 2018.

NOTE 15: SEGMENT INFORMATION

Beginning in the first quarter of 2019 we have two reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. Our Hotels, Media & Platform reportable segment includes the following revenue sources: (1) TripAdvisor-branded hotels revenue – primarily consisting of TripAdvisor-branded hotel metasearch auction-based revenue, transaction revenue from our hotel instant booking feature, subscription-based advertising and hotel sponsored placements advertising revenue; and (2) TripAdvisor-branded display and platform revenue – consisting of TripAdvisor-branded display-based revenue. Our focus within the Hotels, Media & Platform reportable segment is to generate profit while driving increased customer and client engagement with, and high-margin media advertising revenue from, the TripAdvisor platform. Our Experiences & Dining reportable segment, which includes an aggregation of our Experiences and Restaurants operating segments, reflects our ongoing investment focus to drive revenue growth and to reinforce our market leading position in these growing offerings. All remaining business units have been combined into and reported as “Other”, which includes Rentals, Flights/Cruises/Car Rentals, SmarterTravel, and TripAdvisor China, as none of these businesses meet the quantitative thresholds and other criteria to qualify as reportable segments, and therefore are combined and disclosed as Other.

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

The following tables present our segment information for the three and six months ended June 30, 2019 and 2018 and includes a reconciliation of Adjusted EBITDA to Net Income. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, legal reserves and settlements, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM. Intersegment revenue is not material and is included in Other.

	Three months ended June 30, 2019
	Hotels, Media & Platform (1)	Experiences & Dining	Other (3)	Corporate and Unallocated	Total
	(in millions)
Revenue	$254	$125	$43	$-	$422
Adjusted EBITDA	108	7	13	-	128
Depreciation				(23)	(23)
Amortization of intangible assets				(7)	(7)
Stock-based compensation				(32)	(32)
Operating income					66
Other income, net					2
Income before income taxes					68
Provision for income taxes					(34)
Net income					34

	Three months ended June 30, 2018
	Hotels, Media & Platform (2)	Experiences & Dining	Other (3)	Corporate and Unallocated	Total
	(in millions)
Revenue	$272	$98	$63	$-	$433
Adjusted EBITDA	85	16	8	-	109
Depreciation				(21)	(21)
Amortization of intangible assets				(8)	(8)
Stock-based compensation				(31)	(31)
Operating income					49
Other expense, net					(7)
Income before income taxes					42
Provision for income taxes					(10)
Net income					32

	Six months ended June 30, 2019
	Hotels, Media & Platform (1)	Experiences & Dining	Other (3)	Corporate and Unallocated	Total
	(in millions)
Revenue	$508	$206	$84	$-	$798
Adjusted EBITDA	212	(17)	22	-	217
Depreciation				(46)	(46)
Amortization of intangible assets				(15)	(15)
Stock-based compensation				(60)	(60)
Operating income					96
Other income, net					5
Income before income taxes					101
Provision for income taxes					(41)
Net income					60

	Six months ended June 30, 2018
	Hotels, Media & Platform (2)	Experiences & Dining	Other (3)	Corporate and Unallocated	Total
	(in millions)
Revenue	$524	$161	$126	$-	$811
Adjusted EBITDA	162	12	15	-	189
Depreciation				(41)	(41)
Amortization of intangible assets				(16)	(16)
Stock-based compensation				(61)	(61)
Operating income					71
Other expense, net					(8)
Income before income taxes					63
Provision for income taxes					(27)
Net income					36

(1)

Includes unallocated corporate general and administrative costs of $17 million and $31 million and TripAdvisor-branded advertising expenses (primarily television advertising) of $26 million and $55 million for the three and six months ended June 30, 2019, respectively.

(2)

Includes unallocated corporate general and administrative costs of $19 million and $39 million and TripAdvisor-branded advertising expenses (primarily television advertising) of $35 million and $61 million for the three and six months ended June 30, 2018, respectively.

(3)	Other consists of the combination of our Rentals, Flights/Cruises/Car Rentals, SmarterTravel and TripAdvisor China business units and does not constitute a reportable segment.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, Part II, Item 1A, “Risk Factors.” Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Our TripAdvisor-branded websites include www.tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide. TripAdvisor features approximately 795 million reviews and opinions on approximately 8.4 million places to stay, places to eat and things to do – including 1.4 million hotels, inns, B&Bs and specialty lodging, 900,000 rental properties, 5.0 million restaurants and 1.1 million travel activities and experiences worldwide. We also enable consumers to compare prices and book a number of these travel experiences on either a TripAdvisor website or mobile application (“mobile app”), or on the website or mobile app of one of our travel partners.

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

Executive Financial Summary and Business Trends

TripAdvisor is the world’s largest online travel site, as measured by average unique monthly visitors. As a result, TripAdvisor represents an attractive platform for travel partners – including hotel chains, independent hoteliers, OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers – who seek to market and sell their products and services to a global audience. TripAdvisor’s platform and product offerings enable consumers to discover, research and price shop a variety of travel products, including hotels, flights, cruises, car rentals, rental properties, tours, travel activities and experiences, and restaurants and book a number of these travel experiences either directly on our websites or mobile apps, or on our travel partners’ websites or mobile apps. Key drivers of our financial results are described below, including a summary of our long-term growth strategy, current trends affecting our business, and our segment reporting information.

Our Long-Term Growth Strategy

Our mission is to help people around the world plan, book and experience the perfect trip. We seek to deliver on this mission by delivering the best consumer experience throughout all phases of the travel journey, helping consumers with inspiration and travel-planning to trip-taking and sharing the experience. Phocuswright, an independent travel, tourism and hospitality research firm, estimates the annual global travel market at $1.7 trillion. With 490 million average monthly unique visitors at our seasonal peak in 2018, our influence over the $1.7 trillion global travel market is significant and creates large growth opportunities for our business. We seek to monetize our influence by deepening customer relationships across our platform. For consumers, this includes delivering the best consumer experience and driving consumer awareness of, and engagement with, our products and offerings. For travel partners, this includes offering an array of advertising opportunities. We also invest significantly in technology, product development, marketing and other strategic areas, to improve and grow the TripAdvisor platform. We believe that executing our growth strategy can generate more value for both consumers and travel partners, resulting in greater monetization on our platform over the long-term. We describe these strategic objectives in more detail below.

•

Deliver the best consumer experience. TripAdvisor offers consumers 795 million reviews and opinions on approximately 8.4 million places to stay, places to eat and things to do. We have invested – and will continue to invest – in product innovation and enhancements to ensure consumers receive a comprehensive, assistive experience throughout the many phases of the travel journey – from inspiration and discovery, to researching and price shopping, to finding and booking things to do and places to eat, to sharing their experiences on TripAdvisor. We believe providing consumers a holistic experience helps increase brand awareness and brand loyalty and, over time, can deepen consumer engagement on our platform, grow members and increase loyalty, drive more qualified leads and bookings to travel partners and drive greater long-term monetization on our platform.

•

Drive consumer awareness of, and engagement with, our products and offerings. TripAdvisor’s rich content and global brand attracts a large, global travel audience and we believe significantly influences how people discover, plan, and book travel experiences. We seek to further amplify our brand by raising consumer awareness for – and engagement with – our end-to-end product offerings. We believe engaging consumers more frequently on (and directly to) our websites and mobile apps or via online channels including search engine optimization, or SEO, (i.e., free, or organic search) and search engine marketing, or SEM, and retargeting, and delivering impactful advertising via offline channels (including television and other brand advertising) can build deeper, more durable consumer relationships, increase advertising opportunities for travel partners, and drive greater long-term monetization on our platform.

•

Deepen travel partner engagement on our platform. TripAdvisor’s large, global audience also makes it an attractive platform for travel partners to list and advertise their business and their products in order to generate brand impressions, qualified leads and bookings for their businesses. We believe growing the number of travel partners, listings and bookable supply offered on our platform, especially in our in-destination Experiences and Restaurants offerings, enables consumers to find and book the perfect trip, and helps drive transactions for travel partners’ businesses. We provide travel partners with business-to-business products and services – including subscription-based advertising services for hoteliers and restaurants, which provide access to certain online reservation management services and marketing analytics tools, and media advertising opportunities – that can help our travel partners enhance their visibility and more effectively manage their presence on TripAdvisor, attract customers, and grow their businesses. We believe continuous product and platform improvements enable travel partners to market their businesses, attract qualified leads and drive bookings, and can result in deeper travel partner engagement and more monetization on our platform over the long-term.

•

Invest in technology, product and marketing. We prioritize rapid product testing and speed to market as we seek to deliver consumers a richer, more engaging and assistive experience. We launch new product features on our websites and mobile apps on a regular product release cycle. We have invested – and will continue to invest – to improve the features, functionality and commercialization of our offerings on all devices as we aim to meet and exceed evolving consumer needs and expectations. Over time, we believe this can deepen customer engagement with, and drive greater long-term monetization on, our platform.

Segments

During the first quarter of 2019, as part of our continuous review of the business, we evaluated our operations and realigned the reportable segment information, which our chief operating decision maker, or CODM, regularly assesses to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources.  The CODM for the Company is our Chief Executive Officer. The revised reporting structure includes the following reportable segments: (1) Hotels, Media & Platform and (2) Experiences & Dining, which includes our Experiences and Restaurants operating segments. For further information, including the change in segments and principal revenue streams within these segments, refer to “Note 3: Revenue Recognition” and “Note 15: Segment Information,” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q. These reclassifications had no effect on our unaudited condensed consolidated financial statements in any period.

Business Trends

The online travel industry in which we operate is large and growing and also remains highly dynamic and competitive. Our overall strategy is to deliver more value to consumers and travel partners in order to generate more monetization on our platform. While we operate with a long-term growth focus, our specific growth objectives and resource allocation strategies can differ in both duration and magnitude within our reportable segments. We describe these dynamics, as well as other trends in our business, below.

Hotels, Media & Platform Segment

We operate the Hotels, Media & Platform segment for profit while also driving increased customer and client engagement with – and high-margin media advertising revenue from – the TripAdvisor platform. We seek to achieve this by delivering consumers a holistic product experience and by offering travel partners a diversified number of advertising opportunities.

For consumers, we seek to implement product enhancements that deliver a more engaging and comprehensive hotel shopping experience. This includes providing rich, immersive content – reviews, photos, videos and ratings, among other contributions – as well as increasing the number of travel partners, properties and room prices for available hotel supply through our platform. We believe providing consumers tools to discover, research, price shop and book a comprehensive selection of accommodations, helps increase brand awareness and brand loyalty and, over time, can result in deeper consumer engagement, more qualified leads delivered to travel partners and greater monetization on our platform. This segment has two revenue sources, as described below: (1) TripAdvisor-branded hotels; and (2) TripAdvisor-branded display and platform.

We seek to monetize our influence and achieve revenue growth through hotel-related product, supply and marketing efforts and customer advertising opportunities, including our hotel metasearch auction, as well as from other hotel-focused click-based and subscription-based advertising offerings. In TripAdvisor-branded hotels, we generally seek to maximize the revenue per hotel shopper we generate on our platform. We define hotel shoppers as visitors who view either a listing of hotels in a city or on a specific hotel page. We rely heavily on search engines, such as Google, to generate a significant amount of hotel shoppers to our websites, principally through SEM as well as through SEO. Given our ongoing profit focus, a key ongoing objective is to attract or acquire hotel shoppers at or above our desired marketing return on investment targets. To that end, starting in mid-2017, we began to reduce inefficient direct selling and marketing investments on paid online channels, primarily SEM, to improve profitability. This reduced the number of hotel shoppers to our platform and reduced TripAdvisor-branded hotels revenue growth, while generating significant Hotels, Media & Platform segment profit growth and margin expansion, including year-over-year profit growth during the three and six months ended June 30, 2019. Following moderate revenue growth from SEO during 2018, we have experienced revenue headwinds in this marketing channel, which we believe is related to search engines increasing the prominence of their own hotel products in search results. However, we believe executing on initiatives within our long-term growth strategy outlined above can enable us to deepen customer engagement on our platform, monetize our influence and grow Hotels, Media & Platform segment revenue in the future.

An example is in TripAdvisor-branded display and platform revenue, where we enable travel partners to amplify their brand, generate brand impressions, and potentially drive qualified leads and bookings for their businesses. Historically, we have limited both the type and number of display-based advertising opportunities we make available to travel partners, particularly on mobile phone, which, in turn, has limited display-based advertising revenue growth. Moving forward, we intend to better leverage our audience, data and platform breadth to open up new media advertising opportunities through a more modern, high-powered advertising suite spanning native, video and programmatic solutions in order to deliver increased value to a larger and broader set of advertising partners. We will continue to prioritize consumer experience as opposed to maximizing the number of advertising impressions we can sell in a given period, and are optimistic about our ability over the long-term to monetize TripAdvisor’s influence through additional media advertising opportunities.

Experiences & Dining Segment

We operate the Experiences & Dining segment for platform expansion and sustained revenue growth. During 2019, we have increased investments in product, supply and marketing to enhance our long-term growth prospects. Bookable supply in newer experience categories in lower-priced options, such as events, tickets, and other experiences has grown rapidly and we believe offering consumers more selection can contribute to our goals to build deeper, more durable consumer relationships with our platform.

Over the long-term, these offerings enable us to deliver consumers a more comprehensive experience, which we believe will increase awareness of, loyalty to, and engagement with our products, drive more bookings to Experiences and Restaurants partners and generate greater revenue and profit on our platform. Given the significant market opportunities in these large and growing categories, as well as competition aiming to provide consumers a similar multimodal experience, we expect to continue to strategically prioritize investments to drive bookings and revenue growth over profit margin expansion or profit growth.

Other

Other is a combination of our Rentals, Flights/Cruises/Car Rentals, SmarterTravel, and TripAdvisor China business units and is not considered a reportable segment. Profits have been relatively stable to positive and revenues have declined in recent periods primarily due to strategic re-alignments and resource re-allocation to other areas of our business. We operate these offerings opportunistically as they complement our overall strategic objectives to deliver more value to consumers and travel partners.

Employees

As of June 30, 2019, we had 3,657 employees. Of these employees, nearly 50% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

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

Significant Accounting Policies and New Accounting Pronouncements

Refer to “Note 2: Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for an overview of new accounting pronouncements that we have adopted in 2019 or that we plan to adopt that have had or may have an impact on our unaudited condensed consolidated financial statements.

Notably, in the first quarter of 2019, we adopted new lease guidance, or ASC 842, using the modified retrospective approach and applied the guidance retrospectively at the effective date of January 1, 2019 through a cumulative-effect adjustment. Under this transition method, we did not update the financial information or provide any disclosures required under the new guidance for dates and periods prior to January 1, 2019. Upon adoption, we recognized ROU assets and lease liabilities for our operating leases, while our Headquarters Lease is accounted for as a finance lease under the new guidance. The adoption of ASC 842 did not have a material impact to our consolidated statement of operations during the three and six months ended June 30, 2019 or the statement of cash flows during the six months ended June 30, 2019, respectively. Refer to “Note 2: Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further discussion of our revised lease accounting policy and the adoption impact of ASC 842 to our unaudited condensed consolidated balance sheet.

There have been no significant changes to our significant accounting policies and estimates, other than to our lease accounting policy, as discussed above, as compared to the significant accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under Item 8, “Note 2: Significant Accounting Policies” in the notes to our consolidated financial statements.

Statement of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Revenue	$422	$433	(3)%	$798	$811	(2)%

Costs and expenses:
Cost of revenue	27	24	13%	48	44	9%
Selling and marketing	180	217	(17)%	357	416	(14)%
Technology and content	74	68	9%	148	135	10%
General and administrative	45	46	(2)%	88	88	0%
Depreciation	23	21	10%	46	41	12%
Amortization of intangible assets	7	8	(13)%	15	16	(6)%
Total costs and expenses:	356	384	(7)%	702	740	(5)%
Operating income	66	49	35%	96	71	35%
Other income (expense):
Interest expense	(2)	(3)	(33)%	(3)	(6)	(50)%
Interest income and other, net	4	(4)	n.m.	8	(2)	n.m.
Total other income (expense), net	2	(7)	n.m.	5	(8)	n.m.
Income before income taxes	68	42	62%	101	63	60%
Provision for income taxes	(34)	(10)	240%	(41)	(27)	52%
Net income	$34	$32	6%	$60	$36	67%

Other Financial Data:
Adjusted EBITDA (1)	$128	$109	17%	$217	$189	15%

n.m. = not meaningful
(1) See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Revenue by Segment:	(in millions)			(in millions)
Hotels, Media & Platform	$254	$272	(7)%	$508	$524	(3)%
Experiences & Dining	125	98	28%	206	161	28%
Other (1)	43	63	(32)%	84	126	(33)%
Total revenue	$422	$433	(3)%	$798	$811	(2)%
Adjusted EBITDA by Segment:
Hotels, Media & Platform	$108	$85	27%	$212	$162	31%
Experiences & Dining	7	16	(56)%	(17)	12	n.m.
Other (1)	13	8	63%	22	15	47%
Total Adjusted EBITDA	$128	$109	17%	$217	$189	15%
Adjusted EBITDA Margin by Segment (2):
Hotels, Media & Platform	43%	31%		42%	31%
Experiences & Dining	6%	16%		(8)%	7%
Other (1)	30%	13%		26%	12%

n.m. = not meaningful
(1)	Other consists of our Rentals, Flights/Cruises/Car Rentals, SmarterTravel, and TripAdvisor China business units and does not constitute a reportable segment.

(2)	We define “Adjusted EBITDA Margin by Segment”, as Adjusted EBITDA by segment divided by revenue by segment.

Hotels, Media & Platform Segment

Hotels, Media & Platform segment revenue decreased by $18 million and $16 million during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018, primarily due to a decrease in our hotel metasearch auction revenue, as well as adverse changes in foreign currency, partially offset by increases in hotel sponsored placements advertising revenue and display-based advertising revenue, all of which are discussed below when compared to the same periods in 2018.

Hotels, Media & Platform segment Adjusted EBITDA increased $23 million and $50 million during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018, primarily due to reduced direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs on our least-profitable paid online marketing campaigns to improve our return on investment.

The following is a detailed discussion of the revenue sources within our Hotels, Media & Platform segment:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Hotels, Media & Platform:
TripAdvisor-branded hotels	$211	$231	(9%)	$427	$447	(4%)
TripAdvisor-branded display and platform	43	41	5%	81	77	5%
Total Hotels, Media & Platform revenue	$254	$272	(7%)	$508	$524	(3%)

TripAdvisor-branded Hotels Revenue

TripAdvisor-branded hotels revenue includes hotel metasearch auction as well as other click-based revenue, such as hotel sponsored placements advertising that enable hotels to enhance their visibility on TripAdvisor hotel pages, and subscription-based advertising services that we offer to travel partners. Our travel partners are predominantly OTAs and hoteliers. For the three and six months ended June 30, 2019, 83% and 84%, respectively, of our total Hotels, Media & Platform segment revenue was derived from TripAdvisor-branded hotels revenue. For both the three and six months ended June 30, 2018, 85% of our total Hotels, Media & Platform segment revenue was derived from TripAdvisor-branded hotels revenue. TripAdvisor-branded hotels revenue decreased $20 million during both the three and six months ended June 30, 2019, when compared to the same periods in 2018. This decrease was primarily due to factors impacting our hotel metasearch auction revenue including optimized investments in SEM and other online paid traffic acquisition costs, and to a lesser extent, reduced revenue from our SEO marketing channel, which we believe is related to search engines increasing the prominence of their own hotel products in search results, and adverse changes in foreign currency when compared to the same periods in 2018, all of which was partially offset by growth in our hotel sponsored placements advertising revenue.

Hotel metasearch auction revenue drivers include the number of average monthly unique hotel shoppers and revenue per hotel shopper growth, the latter of which measures how effectively we convert hotel shoppers into referrals to, and bookings on our travel partner websites. We measure revenue per hotel shopper on an aggregate basis by dividing total hotel metasearch auction revenue by total average monthly unique hotel shoppers on TripAdvisor-branded websites. Revenue per hotel shopper in our metasearch auction increased during the three and six months ended June 30, 2019, while our average monthly unique hotel shoppers declined during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018. Revenue per hotel shopper grew primarily due to product enhancements and competition for our high quality hotel shopper leads from travel partners, partially offset by a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones which we continued to experience during the first half of 2019. The decrease in average monthly unique hotel shoppers was primarily due to our reduction of direct selling and marketing spend on our least-profitable paid online marketing campaigns to improve our return on investment and we believe search engines increasing the prominence of their own hotel products in search results.

Subscription-based advertising revenue was relatively flat during the three and six months ended June 30, 2019, when compared to the same periods in 2018.

TripAdvisor-branded Display and Platform Revenue

For the three and six months ended June 30, 2019, 17% and 16%, respectively, of Hotels, Media & Platform segment revenue was derived from our TripAdvisor-branded display and platform revenue, which consists of revenue from TripAdvisor-branded display-based advertising. For the three and six months ended June 30, 2018, 15% of Hotels, Media & Platform segment revenue was derived from our TripAdvisor-branded display and platform revenue.

TripAdvisor-branded display-based advertising revenue increased by $2 million or 5%, and $4 million or 5% during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018, primarily due to an increase in pricing, partially offset by a decrease in impressions sold.

Experiences & Dining Segment

Experiences & Dining segment revenue increased by $27 million or 28%, and $45 million or 28% during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018, primarily driven by growth in both Experiences bookings and Restaurants bookings, as well as Restaurants media advertising placement revenue, partially offset by adverse changes in foreign currency when compared to the same periods in 2018.

Experiences revenue growth during the three and six months ended June 30, 2019, when compared to the same periods in 2018, was primarily driven by growth in consumer demand and bookable supply on our platform contributing to bookings growth. We believe platform expansion and improvements contributed to our Experiences revenue growth. Restaurants revenue growth during the three and six months ended June 30, 2019, when compared to the same periods in 2018,  was primarily driven by growth in seated diners and bookings growth on mobile, in addition to restaurant sponsored placements advertising and subscription revenue growth.

Experiences & Dining segment Adjusted EBITDA decreased by $9 million or 56%, and $29 million during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018, primarily due to increased people costs to drive product and supply investments, as well as marketing investments, to fund long-term growth initiatives, offset by an increase in revenue, as noted above.

Other

Other revenue, which primarily includes click-based advertising and display-based advertising revenue from our rentals, flights, cruise and car rental offerings on TripAdvisor, and non-TripAdvisor branded websites, such as www.smartertravel.com, www.bookingbuddy.com, www.cruisecritic.com and www.onetime.com, decreased by $20 million or 32%, and $42 million or 33% during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018. This was primarily driven by the elimination of some marginal and unprofitable revenue within these offerings, as well as strategic resource re-allocation of investment across other areas of our business and continued competition in our Rentals offering.

Adjusted EBITDA in Other increased $5 million or 63%, and $7 million or 47% during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018. This increase was primarily due to reduced costs related to marketing and operational re-alignments, primarily offset by a decrease in revenue, as described above.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Direct costs	$21	$19	11%	$37	$34	9%
Personnel and overhead	6	5	20%	11	10	10%
Total cost of revenue	$27	$24	13%	$48	$44	9%
% of revenue	6.4%	5.5%		6.0%	5.4%

Cost of revenue increased $3 million and $4 million during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018, primarily due to increased direct costs from credit card and other transaction costs in our Experiences & Dining segment as a result of revenue growth.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Direct costs	$120	$159	(25%)	$240	$301	(20%)
Personnel and overhead	60	58	3%	117	115	2%
Total selling and marketing	$180	$217	(17%)	$357	$416	(14%)
% of revenue	42.7%	50.1%		44.7%	51.3%
Direct selling and marketing costs decreased $39 million and $61 million during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018, primarily due to an overall decrease in SEM and other online traffic acquisition costs driven by our Hotels, Media & Platform segment and Other, partially offset by an increase of marketing expenditures in our Experiences & Dining segment.

Personnel and overhead costs increased $2 million during both the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018, primarily due to an increase in personnel and overhead costs related to additional headcount in our Experiences & Dining segment to support business growth, partially offset by decreased personnel and overhead costs in Other as a result of strategic personnel re-allocation across the business, and decreased headcount in our Hotels, Media & Platform segment.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Personnel and overhead	$66	$61	8%	$131	$122	7%
Other	8	7	14%	17	13	31%
Total technology and content	$74	$68	9%	$148	$135	10%
% of revenue	17.5%	15.7%		18.5%	16.6%

Technology and content costs increased $6 million and $13 million during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018. Personnel and overhead costs increased by $5 million and $9 million during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018, primarily due to additional headcount in our Experiences & Dining segment to support business growth, partially offset by a decrease of personnel and overhead costs in Other as a result of strategic personnel re-allocation across the business.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Personnel and overhead	$34	$34	0%	$67	$67	0%
Professional service fees and other	11	12	(8%)	21	21	0%
Total general and administrative	$45	$46	(2%)	$88	$88	0%
% of revenue	10.7%	10.6%		11.0%	10.9%

General and administrative costs decreased $1 million and was flat during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018. Personnel and overhead costs was flat during both the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018, primarily related to additional headcount in our Experiences & Dining segment to support business growth, partially offset by a decrease in personnel and overhead costs in Other as a result of strategic personnel re-allocation across the business.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized software and website development costs and ROU assets related to our finance lease.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Depreciation	$23	$21	$46	$41
% of revenue	5.5%	4.8%	5.8%	5.1%

Depreciation expense increased $2 million and $5 million during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018, primarily due to incremental amortization related to the ROU asset related to our Headquarters Lease recorded upon adoption of ASC 842 and to a lesser extent increased amortization related to capitalized software and website development costs.  Refer to “Note 2: Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for additional information on our adoption of ASC 842.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2015 Credit Facility, Chinese Credit Facilities, as well as interest on finance leases.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Interest expense	$(2)	$(3)	$(3)	$(6)

Interest expense decreased $1 million and $3 million during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018, primarily due to lower finance costs related to our  Headquarters Lease under ASC 842 and lower average outstanding borrowings on our 2015 Credit Facility during 2019. Refer to “Note 2: Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for additional information on our adoption of ASC 842.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned from our money market funds and marketable securities, amortization of discounts and premiums on our marketable securities, net foreign exchange gains and losses, and realized gains and losses on sales of our marketable securities.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Interest income and other, net	$4	$(4)	$8	$(2)

Interest income and other, net increased $8 million and $10 million during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018, primarily due to an increase in interest income earned from our money market funds and other investments due to increased interest rates and increased investment, as well as lower foreign currency transaction losses as a result of the fluctuation of foreign exchange rates during 2019.

Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Provision for income taxes	$34	$10	$41	$27
Effective tax rate	50.0%	23.8%	40.6%	42.9%

Our effective tax rates for the three and six months ended June 30, 2019 was 50.0% and 40.6%, respectively. Our effective tax rates for the three and six months ended June 30, 2018 was 23.8% and 42.9%, respectively. The change in our effective tax rate for the three months ended June 30, 2019, when compared to the same period in 2018, was primarily due to a cumulative income tax expense of $15 million recorded during the three months ended June 30, 2019, as discussed below.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the IRS. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock-based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. On June 7, 2019, a three-judge panel from the Ninth Circuit Court of Appeals reversed the Court’s decision and upheld the validity of the Treasury regulation (Reg. sec. 1.482-7A(d)(2)) requiring stock-based compensation costs to be included in the costs shared in a cost-sharing arrangement. Based on this Ninth Circuit Court of Appeals decision, we recorded a cumulative income tax expense of $15 million during the three months ended June 30, 2019, which was a reversal of income tax benefits taken by the Company since the Court’s 2015 opinion. On July 22, 2019, Altera requested a rehearing before the full Ninth Circuit. As a result, the final outcome of the case is uncertain. If the June 7, 2019 Ninth Circuit Court of Appeals decision is reversed, we would anticipate recording an income tax benefit at that time. The Company will continue to monitor this matter and related potential impacts to its consolidated financial statements.

The change in the effective tax rate for the six months ended June 30, 2019, when compared to the same period in 2018, was primarily due to the recognition in the second quarter of 2019 of the cumulative income tax expense of $15 million noted above, offset by a higher benefit from the recognition of excess tax benefits of stock-based compensation and decreased foreign valuation allowances.

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

Adjusted EBITDA is also our segment profit measure and a key measure used by our management and board of directors to understand and evaluate the financial performance of our business and on which internal budgets and forecasts are based and approved. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons and better enables management and investors to compare financial results between periods as these costs may vary independent of core business performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation and other stock-settled obligations; (6) goodwill, long-lived asset and intangible asset impairments; (7) legal reserves and settlements; and (8) other non-recurring expenses and income. The items above are excluded from our Adjusted EBITDA measure because these items are noncash in nature, or because the amount is not driven by core operating results and renders comparisons with prior periods less meaningful.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results reported in accordance with GAAP. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income and our other GAAP results.

Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the interest expense, or cash requirements necessary to service interest or principal payments on our debt, if any;
•	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation or other stock-settled obligations;
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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most directly comparable financial measure presented in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in millions)
Net income	$34	$32	$60	$36
Add: Provision for income taxes	34	10	41	27
Add: Other expense (income), net	(2)	7	(5)	8
Add: Stock-based compensation	32	31	60	61
Add: Amortization of intangible assets	7	8	15	16
Add: Depreciation	23	21	46	41
Adjusted EBITDA	$128	$109	$217	$189

Related Party Transactions

For information on our relationship with LTRIP, which may be deemed to beneficially own equity securities representing 57.4% of our voting power as of June 30, 2019, refer to “Note 14: Related Party Transactions” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q. We had no related party transactions with LTRIP during the three and six months ended June 30, 2019 and 2018, respectively.

Stock-Based Compensation

Refer to “Note 5: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 674,781 service-based stock options with a weighted average grant-date fair value per option of $21.80, 2,652,790 primarily service-based RSUs with a weighted average grant-date fair value of $53.38, and 78,050 MSUs with a weighted average grant-date fair value of $57.62 during the six months ended June 30, 2019.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations, and our liquidity needs can also be met through drawdowns under our 2015 Credit Facility and Chinese Credit Facilities. As of June 30, 2019 and December 31, 2018, we had $966 million and $670 million, respectively, of cash, cash equivalents and short-term available-for-sale marketable debt securities. As of June 30, 2019, approximately $319 million of our cash and cash equivalents, and $65 million of short-term available-for-sale marketable debt securities, were held by our international subsidiaries outside of the United States, with the majority held in the United Kingdom. As of June 30, 2019, the significant majority of our total cash on hand was denominated in U.S. dollars. During the three months ended March 31, 2018, we made a one-time repatriation of $325 million of foreign earnings to the United States primarily to repay our remaining outstanding debt under the 2015 Credit Facility. Cumulative undistributed earnings of foreign subsidiaries totaled approximately $728 million as of June 30, 2019. We intend to indefinitely reinvest the remaining foreign undistributed earnings although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes or tax benefits. The amount of any unrecognized deferred income tax on this temporary difference is not material.

As of June 30, 2019, we had no outstanding borrowings and approximately $1.2 billion of borrowing capacity available under our 2015 Credit Facility and approximately $40 million of borrowing capacity available under our Chinese Credit Facilities. For further discussion on our credit facilities, refer to “Note 9: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

On January 31, 2018, our Board of Directors authorized a repurchase of up to $250 million of our shares of common stock under a share repurchase program. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program discussed above in compliance with applicable legal requirements. During the three and six months ended June 30, 2018, we repurchased 2,329,548 and 2,582,198 shares of outstanding common stock under the share repurchase program at an aggregate cost of $90 million and $100 million, or an average share price of $38.60 and $38.73, exclusive of fees and commissions. The Company did not repurchase any shares of outstanding common stock during the three and six months end June 30, 2019 under the share repurchase program. As of June 30, 2019, we had a remaining $150 million available to repurchase shares of our common stock under this share repurchase program. This share repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time.

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

Our cash flows for the six months ended June 30, 2019 and 2018, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
	2019	2018
	(in millions)
Net cash provided by (used in):
Operating activities	$363	$360
Investing activities	(87)	(5)
Financing activities	(28)	(353)

During the six months ended June 30, 2019, our primary use of cash was from operations, financing activities (including payment of withholding taxes on net share settlements of our equity awards of $26 million), and investing activities (including capital expenditures incurred during the six months ended June 30, 2019 of $38 million and cash used of $69 million in purchases of marketable securities).  This use of cash was funded primarily with cash on hand and cash equivalents, cash provided by operations, and investing activities, including cash of $20 million generated from maturities of marketable securities.

During the six months ended June 30, 2018, our primary use of cash was from operations, financing activities (including the repayment of outstanding borrowings under the 2015 Credit Facility of $235 million, repurchases of our outstanding common stock at an aggregate cost of $100 million under our existing share repurchase program, and payment of withholding taxes on net share settlements of equity awards of $18 million), and investing activities (including capital expenditures incurred during the year of $31 million and business acquisitions and other investing activities of $23 million). This use of cash was funded primarily with cash on hand and cash equivalents, which included a one-time cash repatriation $325 million of foreign earnings to the United States, cash provided by operations, and investing activities, including cash generated of $50 million from sales and maturities of marketable securities.

Net cash provided by operating activities for the six months ended June 30, 2019 increased by $3 million or 1% when compared to the same period in 2018, primarily due to an increase in net income of $24 million and incremental non-cash items affecting cash flow of $18 million, which was primarily due to an increase in deferred income tax expense.  These increases were partially offset by a decrease in working capital movements of $39 million primarily due to the timing of collection of customer receivables, vendor payments, income tax payments, and deferred merchant payments.

Net cash used in investing activities for the six months ended June 30, 2019 increased by $82 million when compared to the same period in 2018, due to a decrease in net cash generated from the purchases, sales and maturities of marketable securities of $98 million and an increase in capital expenditures of $7 million, partially offset by cash paid for business acquisitions and other investments of $23 million during the six months ended June 30, 2018, which did not reoccur in 2019.

Net cash used in financing activities for the six months ended June 30, 2019 decreased by $325 million when compared to the same period in 2018, primarily due to a net repayment on our 2015 Credit Facility of $230 million and cash used to purchase shares of our common stock under our share repurchase program of $100 million, both during the six months ended June 30, 2018, which did not reoccur in 2019.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2018. As of June 30, 2019, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our contractual obligations and commercial commitments.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011 and 2012-2016 tax years, under an employment tax audit by the IRS for the 2013 and 2014 tax years, and have various ongoing audits for state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of June 30, 2019, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia.

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

In July 2016, the European Council formally adopted an Anti-Tax Avoidance Directive, which was further amended in February 2017. The Directive is aimed at preventing aggressive tax planning, increasing tax transparency and creating a fairer tax environment for all businesses in the European Union. The Organization for Economic Cooperation and Development (the “OECD”) is working towards a consensus-based solution to the challenges of the digitalization of the economy by 2020. In addition, on March 21, 2018, the European Commission released two draft directives on the Taxation of the Digital Economy. One directive aims at a more comprehensive solution whereby EU countries would be able to levy corporate income tax on companies that have digital presence in those countries regardless of whether they have a physical presence in those countries. The second directive provides for an interim solution whereby EU countries are to apply a 3% revenue based Digital Services Tax, or DST which, if enacted, would be effective beginning in 2020. In the interim, certain EU countries have proposed legislation to implement DST that, if enacted, would impose a tax on revenue earned by larger companies from users of digital services located in these respective EU countries as early as 2019. On July 11, 2019, France’s Parliament approved a law implementing a 3% digital services tax on French revenues, retroactive to January 1, 2019.  On July 24, 2019, the French DST was signed into law by President Macron. We are currently assessing the financial impact of this new law. The Company will continue to monitor developments and determine the financial impact worldwide of these initiatives.

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

There has been no material change in our market risk profile during the six months ended June 30, 2019. For additional information, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our long-term success depends on our continued ability to attract a significant number of visitors to our platforms in a cost-effective manner, to convert those visitors into consumers and then to continue to engage those consumers throughout the travel planning, booking and trip-taking phases. Our traffic and user engagement could be adversely affected by a number of factors, including but not limited to, increased competition; inability to provide quality content, inventory or supply to our consumers; declines or inefficiencies in traffic acquisition; reduced awareness of our brands; and macroeconomic conditions. Certain of our competitors have advertising campaigns expressly designed to drive traffic directly to their websites, and these campaigns may negatively impact traffic to our site. Our traffic growth could decline over time, as our business matures, and our success could become increasingly dependent on our ability to increase levels of user engagement on our platform. There can be no assurances that we will continue to provide content and products in a manner that meets rapidly changing demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage users, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to our websites and negatively impact our business and financial performance.

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

We continue to invest significant time and effort towards educating users about our brand and our product offerings and there can be no assurances that these efforts will continue to be successful.

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

Our success will also depend on the interoperability of our products with a range of technologies, systems, networks and standards or in creating, maintaining and developing relationships with key participants in related industries, some of which may be our competitors.  For example, Google’s Android and Apple’s iPhone are the leading smartphones in the world. Therefore, our products need to synergistically function on their respective operating systems in order to create a positive user experience on a mobile device. However, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. Similarly, Apple obtained a patent for “iTravel,” a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple’s iPhone operating system includes “Wallet,” a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple’s intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smartphone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we do. Apple may use or expand iTravel, Wallet, Siri (Apple’s voice recognition “concierge” service), Apple Pay (Apple’s mobile payment system) or another mobile app or functionality as a means of entering the travel reservations marketplace. To the extent Google or Apple use their mobile operating systems, app distribution channels or, in the case of Google, search services, to favor their own travel service offerings, there may be an adverse effect on our ability to compete in the mobile space. We may not be successful in developing products that operate effectively with these technologies, systems, networks and standards or in creating, maintaining and developing relationships with key participants in related industries.  If we experience difficulties or increased costs in integrating our products into alternative devices, or if manufacturers elect not to include our products in their devices, make changes that degrade the functionality of our products, give preferential treatment to competitive products or prevent us from delivering advertising, our user growth and results of operations may be harmed.  This risk may be exacerbated by the frequency with which consumers change or upgrade their devices.  In the event consumers choose devices that do not already include or support our platform or do not install our products when they change or upgrade their devices, our traffic and user engagement may be harmed.

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

For example, since the United Kingdom’s referendum to exit the European Union, known as Brexit, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British pound as compared to the U.S. Dollar. We have significant operations in both the United Kingdom and the European Union. Our operations and those of our merchants are highly integrated across the United Kingdom and the European Union, and we are highly dependent on the free flow of labor and goods in those regions. There remains significant uncertainty about the future relationship between the United Kingdom and the European Union, including the possibility of the United Kingdom leaving the European Union without a negotiated and bilaterally approved withdrawal plan. The ongoing uncertainty and potential re-imposition of border controls and customs duties on trade between the United Kingdom and European Union nations could negatively impact our merchant and customer relationships and financial performance. In addition, uncertainty regarding the terms and timeline for Brexit could continue to adversely affect consumer confidence and spending in the United Kingdom. We could face new regulatory costs and challenges if the U.K. regulations diverge from those of the European Union. The ultimate effects of Brexit on us will depend on the timing and specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other’s respective markets.  Since the terms of the United Kingdom’s exit from the European Union are uncertain, we are unable to predict the effect Brexit will have on our business and results of operations.

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

•	Our Rentals business competes with companies focused on alternative lodging, shared accommodations and online accommodation searches, including Airbnb, HomeAway (a subsidiary of Expedia) and Booking.

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

In addition, the emergence of alternative devices, such as mobile phones and tablets, and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms, will require additional investment in technology. New developments in other areas could also make it easier for competitors to enter our markets due to lower up-front technology costs. Technology changes, including new devices, services and home assistants, such as Amazon’s Alexa Voice and Google Home, and developing technologies, such as machine learning and artificial intelligence, could negatively impact our business.

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

In addition, we are subject to GDPR, a new data protection legal framework adopted by the European Union that is intended to enhance the privacy and security of personal data, including credit card information. There are a number of proposals for data privacy laws pending or proposed in other jurisdictions, including at both the state and federal level of the United States (such as the California Consumer Privacy Act) as well as internationally. Implementing and complying with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our business operations. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in governmental enforcement actions, fines and/or penalties, litigation or public statements that could harm our reputation and cause our users and travel partners to lose trust in us, any of which could have an adverse effect on our business, brand, market share and results of operations.

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

A "cookie" is a text file that is stored on a user's web browser by a website. Cookies are common tools used by thousands of websites, including ours, to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website), market to consumers and enhance the user experience on a website. Cookies are valuable tools for websites like ours to improve the customer experience and increase conversion on their websites. Many countries have adopted regulations governing the use of "cookies" by websites servicing consumers. To the extent any such regulations require "opt-

in" consent before certain cookies can be placed on a user's web browser or the ability of users to “opt-out”, our ability to serve certain customers in the manner we currently do, including with respect to retargeting of advertising, might be adversely affected and our ability to continue to improve and optimize performance on our websites might be impaired, either of which could negatively affect a consumer's experience using our services and our business, market share and results of operations.

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

At June 30, 2019, we had no outstanding long-term debt; however, we continue to have existing credit facilities from which we can borrow significant amounts. As such, we are still subject to risks relating to our indebtedness that include:

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

We believe our tax estimates are reasonable. However, we are routinely under audit by federal, state and foreign taxing authorities. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which would increase our effective income tax rate and harm our financial position and results of operations. As we operate in numerous taxing jurisdictions, the application of tax laws can also be subject to diverging and sometimes conflicting interpretations by taxing authorities of these jurisdictions. It is not uncommon for taxing authorities of different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. For example, the OECD has recently recommended changes to numerous long-standing international tax principles. If countries amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact our tax liabilities. Any of these changes could affect our financial performance.

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

In July 2016, the European Council formally adopted an Anti-Tax Avoidance Directive, which was further amended in February 2017. This Directive is aimed at preventing aggressive tax planning, increasing tax transparency and creating a fairer tax environment for all businesses in the European Union. The OECD is working towards a consensus-based solution to the challenges of the digitalization of the economy by 2020. In addition, on March 21, 2018, the European Commission released two draft directives on the Taxation of the Digital Economy. One directive aims at a more comprehensive solution whereby EU countries would be able to levy corporate income tax on companies that have digital presence in those countries regardless of whether they have a physical presence in those countries. The second directive provides for an interim solution whereby EU countries are to apply a 3% revenue based DST which, if enacted, would be effective beginning in 2020. In the interim, certain EU countries have proposed legislation to implement DST that, if enacted, would impose a tax on revenue earned by larger companies from users of digital services located in these respective EU countries as early as 2019. On July 11, 2019, France’s Parliament approved a law implementing a 3% digital services tax on French revenues, retroactive to January 1, 2019.  On July 24, 2019, the French DST was signed into law by President Macron. We are currently assessing the financial impact of this new law. The Company will continue to monitor developments and determine the financial impact worldwide of these initiatives.

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

Due to the global nature of the internet, it is possible that various states or foreign countries might attempt to levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. For example, Congress is considering various approaches to legislation that would require companies engaged in e-commerce to collect sales tax on internet revenue and a growing number of U.S. states and certain foreign jurisdictions have adopted or are considering proposals to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf. Additionally, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair Inc., in which a Court reversed longstanding precedent that remote sellers are not required to collect state and local sales taxes, may have an adverse impact on our business. Also, as described in more detail above, the European Commission released two draft directives on the Taxation of the Digital Economy and, on July 24, 2019, President Macron signed into law the French Digital Services Tax.  New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, occupancy, income and other taxes. We cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce. New or revised taxes and, in particular, sales taxes, occupancy taxes, value added taxes (“VAT”) and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2019, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

          On January 31, 2018, our Board of Directors authorized a repurchase of up to $250 million of our shares of common stock under a share repurchase program. This share repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. The Company did not repurchase any shares of outstanding common stock during the three and six months ended June 30, 2019 under this existing share repurchase program. As of June 30, 2019, we had a remaining $150 million available to repurchase shares of our common stock under this share repurchase program.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.
By:	/s/ Ernst Teunissen
Ernst Teunissen
Chief Financial Officer

August 7, 2019