Form 10-Q
period 2019-09-30
TripAdvisor, Inc.
filed 2019-11-06
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at October 31, 2019
Common Stock, $0.001 par value per share	126,591,959 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

TripAdvisor, Inc.

Form 10-Q

For the Quarter Ended September 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue (Note 3)	$428	$458	$1,225	$1,269

Costs and expenses:
Cost of revenue (1)	25	23	73	67
Selling and marketing (2)	176	206	534	621
Technology and content (2)	76	72	224	207
General and administrative (2)	51	40	138	129
Depreciation	23	20	69	61
Amortization of intangible assets	9	8	23	24
Total costs and expenses	360	369	1,061	1,109
Operating income	68	89	164	160
Other income (expense):
Interest expense	(2)	(4)	(5)	(10)
Interest income and other, net	7	2	14	-
Total other income (expense), net	5	(2)	9	(10)
Income before income taxes	73	87	173	150
Provision for income taxes	(23)	(18)	(63)	(45)
Net income	$50	$69	$110	$105

Earnings per share attributable to common stockholders (Note 4):
Basic	$0.36	$0.50	$0.79	$0.76
Diluted	$0.36	$0.49	$0.78	$0.75
Weighted average common shares outstanding (Note 4):
Basic	139	138	139	138
Diluted	140	141	141	140

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$3	$2	$7	$6
Amortization of website development costs included in depreciation	15	14	47	44
	$18	$16	$54	$50

(2) Includes stock-based compensation expense as follows (Note 5):
Cost of revenue	$-	$-	$1	$-
Selling and marketing	$5	$5	$17	$17
Technology and content	$13	$13	$40	$38
General and administrative	$11	$11	$33	$35

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$50	$69	$110	$105
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	(10)	(5)	(13)	(14)
Total other comprehensive loss	(10)	(5)	(13)	(14)
Comprehensive income	$40	$64	$97	$91

(1)	Foreign currency translation adjustments exclude income taxes due to our intention to indefinitely reinvest the earnings of our foreign subsidiaries in those operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$838	$655
Short-term marketable securities (Note 6)	95	15
Accounts receivable and contract assets, net of allowance for doubtful accounts of $24 and $21, respectively (Note 3)	218	212
Prepaid expenses and other current assets	30	33
Total current assets	1,181	915
Property and equipment, net (Note 7)	265	253
Operating lease right-of-use assets (Note 2)	76	-
Intangible assets, net of accumulated amortization of $160 and $140, respectively	92	118
Goodwill (Note 8)	746	756
Deferred income taxes, net	2	27
Other long-term assets	106	98
TOTAL ASSETS	$2,468	$2,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16	$15
Deferred merchant payables	196	164
Deferred revenue (Note 3)	72	63
Accrued expenses and other current liabilities	184	151
Total current liabilities	468	393
Deferred income taxes, net	8	21
Other long-term liabilities (Note 11)	344	282
Total Liabilities	820	696

Commitments and contingencies (Note 12)
Stockholders’ equity: (Note 13)
Preferred stock, $0.001 par value	-	-
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	-	-
Authorized shares: 1,600,000,000
Shares issued: 138,615,848 and 137,158,010, respectively
Shares outstanding: 126,559,160 and 125,101,322, respectively
Class B common stock, $0.001 par value	-	-
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,114	1,037
Retained earnings	1,156	1,043
Accumulated other comprehensive loss	(75)	(62)
Treasury stock-common stock, at cost, 12,056,688 and 12,056,688 shares, respectively	(547)	(547)
Total Stockholders’ Equity	1,648	1,471
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,468	$2,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended September 30, 2019
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of June 30, 2019	138,525,158	$-	12,799,999	$-	$1,081	$1,106	$(65)	(12,056,688)	$(547)	$1,575
Net income						50				50
Other comprehensive loss							(10)			(10)
Issuance of common stock related to exercises of options and vesting of RSUs	90,690	-			-					-
Withholding taxes on net share settlements of equity awards					(1)					(1)
Stock-based compensation					34					34
Balance as of September 30, 2019	138,615,848	$-	12,799,999	$-	$1,114	$1,156	$(75)	(12,056,688)	$(547)	$1,648

	Nine months ended September 30, 2019
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2018	137,158,010	$-	12,799,999	$-	$1,037	$1,043	$(62)	(12,056,688)	$(547)	$1,471
Net income						110				110
Cumulative effect adjustment from adoption of new accounting guidance (Note 2)						3				3
Other comprehensive loss							(13)			(13)
Issuance of common stock related to exercises of options and vesting of RSUs	1,457,838	-			2					2
Withholding taxes on net share settlements of equity awards					(28)					(28)
Stock-based compensation					103					103
Balance as of September 30, 2019	138,615,848	$-	12,799,999	$-	$1,114	$1,156	$(75)	(12,056,688)	$(547)	$1,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended September 30, 2018
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of June 30, 2018	136,778,032	$-	12,799,999	$-	$979	$966	$(51)	(12,056,688)	$(547)	$1,347
Net income						69				69
Other comprehensive loss							(5)			(5)
Issuance of common stock related to exercises of options and vesting of RSUs	91,851	-			-					-
Withholding taxes on net share settlements of equity awards					(2)					(2)
Stock-based compensation					33					33
Balance as of September 30, 2018	136,869,883	$-	12,799,999	$-	$1,010	$1,035	$(56)	(12,056,688)	$(547)	$1,442

	Nine months ended September 30, 2018
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2017	135,617,263	$-	12,799,999	$-	$926	$926	$(42)	(9,474,490)	$(447)	$1,363
Net income						105				105
Cumulative effect adjustment from adoption of new accounting guidance						4				4
Other comprehensive loss							(14)			(14)
Issuance of common stock related to exercises of options and vesting of RSUs	1,252,620	-			3					3
Repurchase of common stock (Note 13)								(2,582,198)	(100)	(100)
Withholding taxes on net share settlements of equity awards					(19)					(19)
Stock-based compensation					100					100
Balance as of September 30, 2018	136,869,883	$-	12,799,999	$-	$1,010	$1,035	$(56)	(12,056,688)	$(547)	$1,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended September 30,
	2019	2018
Operating activities:
Net income	$110	$105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	69	61
Amortization of intangible assets	23	24
Stock-based compensation expense	91	90
Deferred tax expense (benefit)	12	(9)
Other, net	8	12
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and contract assets, prepaid expenses and other assets	(18)	(16)
Accounts payable, accrued expenses and other liabilities	5	24
Deferred merchant payables	36	53
Income tax receivables/payables, net	18	15
Deferred revenue	10	15
Net cash provided by operating activities	364	374

Investing activities:
Capital expenditures, including internal-use software and website development	(60)	(45)
Purchases of marketable securities	(118)	(1)
Sales of marketable securities	-	59
Maturities of marketable securities	40	5
Acquisitions and other investments, net of cash acquired	(2)	(24)
Other investing activities, net	-	(12)
Net cash used in investing activities	(140)	(18)

Financing activities:
Repurchase of common stock	-	(100)
Proceeds from 2015 credit facility	-	5
Payments to 2015 credit facility	-	(235)
Proceeds from Chinese credit facilities	-	2
Payments to Chinese credit facilities	-	(10)
Proceeds from exercise of stock options	2	3
Payment of withholding taxes on net share settlements of equity awards	(28)	(19)
Other financing activities, net	(4)	-
Net cash used in financing activities	(30)	(354)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	183	(10)
Cash, cash equivalents and restricted cash at beginning of period	655	673
Cash, cash equivalents and restricted cash at end of period	$838	$663

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

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Our flagship brand is TripAdvisor. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 48 markets and 28 languages worldwide. TripAdvisor features approximately 830 million reviews and opinions on approximately 8.6 million places to stay, places to eat and things to do – including 1.4 million hotels, inns, B&Bs and specialty lodging, 885,000 rental properties, 5.1 million restaurants and 1.2 million travel activities and experiences worldwide. We also enable consumers to compare prices and book a number of these travel experiences on either a TripAdvisor website or mobile application (“mobile app”), or on the website or mobile app of one of our travel partners. In addition to the flagship TripAdvisor brand, we manage and operate the following other travel media brands: www.airfarewatchdog.com, www.bokun.io, www.bookingbuddy.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, and www.restorando.com), www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.smartertravel.com, www.tingo.com, www.vacationhomerentals.com, and www.viator.com.

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

In June 2016, the FASB issued new accounting guidance which replaces the existing incurred loss impairment model with an expected loss methodology on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable and available-for-sale debt securities. For financial assets measured at amortized cost, this new guidance requires an entity to: (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected; (2) recognize this allowance and changes in the allowance during subsequent periods through net income; and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this new guidance made several targeted amendments to the existing other-than-temporary impairment model, including: (1) requiring disclosure of the allowance for credit losses; (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities; (3) limiting impairment to the difference between the amortized cost basis and fair value; and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted, including interim periods within those fiscal years beginning after December 15, 2018. Entities are required to adopt this new guidance on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We plan on adopting this new guidance on January 1, 2020. While we continue to evaluate the impact of adopting this new guidance, we currently do not expect it will have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued new guidance which revises the accounting for leases (“ASC 842”). ASC 842 requires entities that lease assets to recognize right-of-use (ROU) assets representing its right to use the underlying asset for the lease term and lease liabilities related to the rights and obligations created by those leases on the balance sheet regardless of whether they are classified as finance or operating leases, with classification affecting the pattern and presentation of expenses and cash flows on our consolidated financial statements. In addition, new disclosures are required to meet the objective of enabling users of the financial statements to better understand the amount, timing, and uncertainty of cash flows arising from leases. We adopted ASC 842 on January 1, 2019 and elected the modified retrospective transition method that allowed for a cumulative-effect adjustment in the period of adoption. Financial results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods. The Company has also updated its accounting policies to reflect the new guidance and has implemented lease accounting software to support its accounting process, financial reporting, and new financial disclosure requirements.

We elected the following practical expedients available in transition upon adoption of ASC 842 and accounting policy updates: 1) the “practical expedients package of three”, which allows us to not reassess the following as of the adoption date: a) whether any expired or existing contracts are or contain a lease; b) the lease classification for any expired or existing leases ; and c) the accounting treatment for initial direct costs for existing leases ; 2) the “short-term lease recognition exemption”, which allows entities to forego recognition of ROU assets and lease liabilities for leases with a lease term of twelve months or less and which also do not include an option to renew the lease term that the entity is reasonably certain to exercise; 3) elect by asset class as an accounting policy, to combine lease and non-lease components as a single component and subsequently account for the combined single component as the lease component; and 4) apply the portfolio approach to similar types of leases where the Company does not reasonably expect the outcome to differ materially from applying the new guidance to individual leases.

The adoption of ASC 842 did not have a material impact to both our unaudited condensed consolidated statement of operations during the three and nine months ended September 30, 2019 and unaudited condensed consolidated statement of cash flows during the nine months ended September 30, 2019. The effect on our unaudited condensed consolidated balance sheet as of January 1, 2019 from the adoption of ASC 842 is as follows:

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

Operating Leases

Our office space leases, exclusive of our Headquarters Lease, are operating leases, which expire at various dates with the latest maturity in June 2027. Based on the present value of remaining lease payments on the Company's existing leases, we recognized $88 million of both operating ROU assets and operating lease liabilities, respectively, on our unaudited condensed consolidated balance sheet upon adoption of ASC 842, as of January 1, 2019. These operating ROU assets were then reduced by a net deferred rent balance of $13 million as of January 1, 2019, which primarily consisted of existing deferred and prepaid rent balances.

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at lease commencement date, or the date the lessor makes the leased asset available for use, based on the present value of lease payments over the lease term using the Company’s estimated incremental borrowing rate. ROU assets related to operating leases comprise the initial lease liability, and are then adjusted for any prepaid or deferred rent payments, unamortized initial direct costs, and lease incentives received. Amortization expense for operating lease ROU assets and interest accretion on operating lease liabilities are recognized as a single operating lease cost in our consolidated statement of operations, which results effectively in recognition of rent expense on a straight-line basis over the lease period. The carrying amount of operating lease liabilities are (1) accreted to reflect interest using the incremental borrowing rate if the rate implicit in the lease is not readily determinable; and (2) reduced to reflect lease payments made during the period. We present the combination of both the amortization of operating lease ROU assets and the change in the operating lease liabilities in the same line item in the adjustments to reconcile net income to net cash provided by operating activities in our unaudited condensed consolidated statement of cash flows. Lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. Certain of our operating leases include options to extend the lease terms for up to 6 years and/or terminate the leases within 1 year, which we include in our lease term if we are reasonably certain to exercise these options. Payments under our operating leases are primarily fixed, however, certain of our operating lease agreements include rental payments which are adjusted periodically for inflation. We recognize these costs as variable lease costs on our unaudited condensed consolidated statement of operations, which were not material during the three and nine months ended September 30, 2019 and 2018. In addition, our short-term lease costs were not material in any period. As of September 30, 2019, we had operating lease ROU assets of $76 million on our unaudited condensed consolidated balance sheet.

Finance Lease

In June 2013, we entered into our Headquarters Lease. Pursuant to the Headquarters Lease, the landlord built an approximately 280,000 square foot rental building in Needham, Massachusetts (the “Premises”), and leased the Premises to the Company as our new corporate headquarters for an initial term of 15 years and 7 months or through December 2030. The Company also has an option to extend the term of the Headquarters Lease for two consecutive terms of five years each. The Company was deemed to be the owner of the Premises for accounting purposes only during the construction period under legacy GAAP lease accounting rules, or ASC 840. Accordingly, the Company recorded project construction costs during the construction period incurred by the landlord as a construction-in-progress asset and a related construction financing obligation on our consolidated balance sheet. The amounts that the Company incurred for normal tenant improvements and structural improvements had also been recorded to the construction-in-progress asset. Upon completion of construction at the end of the second quarter of 2015, we evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under ASC 840. We concluded that it did not meet the provisions for sale-leaseback accounting. Therefore, the Headquarters Lease was accounted for as a financing obligation through December 31, 2018, in which we depreciated the building asset over its estimated useful life and incurred interest expense related to the financing obligation, imputed using the effective interest rate method.

Upon the adoption of ASC 842 on January 1, 2019, we derecognized the previous asset and liability recorded for the Headquarters Lease described above, with the exception of a net asset of $26 million, primarily related to structural improvements paid by the Company, net of tenant incentives and accumulated amortization, which is classified as prepaid rent under the new guidance. The Company then assessed the lease classification of our Headquarters Lease and concluded it should be classified and accounted for as a finance lease upon adoption on January 1, 2019. Accordingly, on January 1, 2019, we recognized a finance lease ROU asset and a finance lease liability of $114 million and $88 million, respectively, on our unaudited condensed consolidated balance sheet. The difference between the finance lease ROU asset and finance lease liability represents the aforementioned $26 million of net prepaid rent, and is being amortized straight-line over the remaining lease term. As of September 30, 2019, the ROU asset related to our Headquarters Lease was $107 million, net of accumulated amortization of $7 million, and is included in the property and equipment, net on our unaudited condensed consolidated balance sheet.

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

We did not update any financial information or provide any disclosures required under the new guidance for the three and nine months ended September 30, 2018, respectively, or as of December 31, 2018. The disclosures provided below for the three and nine months ended September 30, 2018, respectively, or as of December 31, 2018 are based on the disclosure requirements under ASC 840.

The components of lease expense were as follows for the periods presented:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(in millions)
Operating lease cost (1)	$6	$18
Finance lease cost
Amortization of right-of-use assets (2)	$2	$7
Interest on lease liabilities (3)	1	3
Total finance lease cost	$3	$10
Sublease income (1)	(1)	(3)
Total lease cost, net	$8	$25
(1)

Operating lease costs, net of sublease income, are included within operating expenses in our unaudited condensed consolidated statement of operations. During the three and nine months ended September 30, 2018, we recorded operating lease expense of $5 million and $15 million, respectively; and sublease income of $1 million and $2 million, respectively, in our unaudited condensed consolidated statement of operations in accordance with ASC 840.

(2)

Amount is included in depreciation expense in our unaudited condensed consolidated statement of operations. During the three and nine months ended September 30, 2018, we recorded depreciation expense of $1 million and $2 million, respectively, related to our Headquarters Lease in our unaudited condensed consolidated statement of operations in accordance with ASC 840.

(3)

Amount is included in interest expense in our unaudited condensed consolidated statement of operations. During the three and nine months ended September 30, 2018, we recorded interest expense of $2 million and $5 million, respectively, related to our Headquarters Lease in our unaudited condensed consolidated statement of operations in accordance with ASC 840.

Additional information related to our leases is as follows for the periods presented:

Nine months ended September 30, 2019
Supplemental Cash Flows Information:	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$20
Operating cash outflows from finance lease	3
Financing cash outflows from finance lease (1)	4

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases (2)	$104
Finance lease (3)	88
(1)	Amount is included in other financing activities, net on the unaudited condensed consolidated statement of cash flows.
(2)	Amount includes operating leases existing on January 1, 2019 of $88 million and those that commenced during the nine months ended September 30, 2019 of $16 million.
(3)	Amount represents the finance lease liability arising from obtaining the ROU asset related to our Headquarters Lease, which was recognized upon the adoption of ASC 842 on January 1, 2019.

As of September 30, 2019
Weighted-average remaining lease term:
Operating leases	4.6 years
Finance lease	11.3 years

Weighted-average discount rate:
Operating leases	4.16%
Finance lease	4.49%

Future lease payments under non-cancellable leases as of September 30, 2019 were as follows:

Year Ending December 31,	Operating Leases	Finance Lease
	(in millions)
2019 (excluding the nine months ended September 30, 2019)	$4	$2
2020	23	9
2021	21	10
2022	19	10
2023	13	10
Thereafter	14	67
Total future lease payments	94	108
Less imputed interest	(9)	(24)
Total lease liabilities	$85	$84

Reported on unaudited condensed consolidated balance sheet as of September 30, 2019	Operating Leases	Finance Lease
	(in millions)
Accrued expenses and other current liabilities	$19	$5
Other long-term liabilities	66	79
Total lease liabilities	$85	$84

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

As of September 30, 2019, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations for us.

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
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, we satisfy a performance obligation

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the three and nine months ended September 30, 2019 related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing. The application of our revenue recognition policies and a description of our principal activities, organized by reported segment, from which we generate our revenue, are presented below.

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

We also provide information and services for consumers to research and book restaurants in popular travel destinations through our dedicated restaurant reservations offering, TheFork, and on our TripAdvisor-branded websites and mobile apps. TheFork is an online restaurant booking platform operating on a number of websites (including www.thefork.com, www.lafourchette.com, www.eltenedor.com, and www.restorando.com), with a network of restaurant partners located primarily across Europe, Australia, and South America. We primarily generate transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by our restaurant customers. We invoice restaurants monthly for transaction fees. To a lesser extent, we also generate subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services and marketing analytic tools provided by TheFork and TripAdvisor. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription fees are generally billable in advance of service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied. In addition, we also offer restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on our website. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of users who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates that our restaurant partners pay are based on a pre-determined rate. We record click-based advertising revenue as the click occurs and diner leads are sent to the restaurant partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our restaurant partners on a monthly basis consistent with the timing of the service.

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

In addition, Other includes revenue generated from our flights, cruise, and rental car offerings on TripAdvisor, as well as revenue from non-TripAdvisor-branded websites not otherwise described above, such as www.bookingbuddy.com, www.cruisecritic.com, www.onetime.com and www.smartertravel.com, and TripAdvisor China, which primarily includes click-based advertising and display-based advertising revenue. The performance obligations, timing of customer payments for these brands, and methods of revenue recognition are generally consistent with click-based advertising and display-based advertising revenue, as described above.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Major products/revenue sources (1):	(in millions)
Hotels, Media & Platform
TripAdvisor-branded hotels	$197	$229	$624	$677
TripAdvisor-branded display and platform	41	41	122	118
Total Hotels, Media & Platform	238	270	746	795

Experiences & Dining	141	118	346	278
Other	49	70	133	196
Total Revenue	$428	$458	$1,225	$1,269
(1)	Our revenue is recognized primarily at a point in time for all reported segments.

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers (in millions):

	September 30, 2019	December 31, 2018
Accounts receivable	212	205
Contract assets	6	7
Total	$218	$212

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheets. As of January 1, 2019, we had $63 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $10 million and $56 million was recognized into revenue, during the three and nine months ended September 30, 2019, respectively. As of January 1, 2018, we had $59 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $8 million and $53 million was recognized in revenue, during the three and nine months ended September 30, 2018, respectively. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the nine months ended September 30, 2019 and 2018 related to business combinations, impairments, cumulative catch-ups or other material adjustments.
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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$50	$69	$110	$105
Denominator:
Weighted average shares used to compute Basic EPS	139,324	137,574	138,937	138,239
Weighted average effect of dilutive securities:
Stock options	29	518	207	305
RSUs/MSUs	1,028	2,421	1,674	1,607
Weighted average shares used to compute Diluted EPS	140,381	140,513	140,818	140,151
Basic EPS	$0.36	$0.50	$0.79	$0.76
Diluted EPS	$0.36	$0.49	$0.78	$0.75

Potential common shares, consisting of outstanding stock options, service and performance-based restricted stock units (“RSUs”) and market-based restricted stock units (“MSUs”), totaling approximately 7.9 million shares and 5.8 million shares for the three and nine months ended September 30, 2019, respectively, and approximately 3.4 million shares and 7.1 million shares for the three and nine months ended September 30, 2018, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of certain performance-based awards of approximately 0.7 million shares for both the three and nine months ended September 30, 2019, and approximately 0.5 million shares for both the three and nine months ended September 30, 2018, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

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

NOTE 5: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Cost of revenue	$-	$-	$1	$-
Selling and marketing	5	5	17	17
Technology and content	13	13	40	38
General and administrative	11	11	33	35
Total stock-based compensation expense	29	29	91	90
Income tax benefit from stock-based compensation	(7)	(7)	(21)	(22)
Total stock-based compensation expense, net of tax	$22	$22	$70	$68

We capitalized $5 million and $14 million of stock-based compensation expense as internal-use software and website development costs during the three and nine months ended September 30, 2019, respectively, and $3 million and $10 million during the three and nine months ended September 30, 2018, respectively.

Stock-Based Award Activity and Valuation

2019 Stock Option Activity

During the nine months ended September 30, 2019, we granted 687,000 service-based non-qualified stock options under the TripAdvisor, Inc. 2018 Stock and Annual Incentive Plan (the “2018 Plan”). Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period.

A summary of our stock option activity during the nine months ended September 30, 2019, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2018	6,041	$54.00
Granted	687	53.09
Exercised (1)	(193)	42.19
Cancelled or expired	(503)	57.49
Options outstanding at September 30, 2019	6,032	$53.98	6.1	$3
Exercisable as of September 30, 2019	3,361	$60.35	4.3	$-
Vested and expected to vest after September 30, 2019 (2)	6,032	$53.98	6.1	$3
(1)

Inclusive of 120,000 of options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

(2)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of September 30, 2019 was $38.68. The total intrinsic value of stock options exercised for the nine months ended September 30, 2019 and 2018 was $2 million and $7 million, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk free interest rate	1.49%	2.78%	2.40%	2.66%
Expected term (in years)	5.17	5.45	5.19	5.45
Expected volatility	41.26%	40.22%	42.15%	42.26%
Expected dividend yield	— %	— %	— %	— %
Weighted-average grant date fair value	$15.54	$23.12	$21.69	$17.72

The total fair value of stock options vested was $11 million and $35 million for the nine months ended September 30, 2019 and 2018, respectively. Cash received from stock option exercises was $2 million and $3 million for the nine months ended September 30, 2019 and 2018, respectively.

2019 RSU Activity

During the nine months ended September 30, 2019, we granted 2,904,000 primarily service-based RSUs under the 2018 Plan which typically vest equally over a four-year requisite service period. A summary of our RSU activity during the nine months ended September 30, 2019 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2018	6,640	$44.93
Granted	2,904	52.52
Vested and released (1)	(1,863)	47.81
Cancelled	(721)	47.21
Unvested RSUs outstanding as of September 30, 2019	6,960	$47.39	$271

(1)  Inclusive of 493,000 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

A summary of our MSU activity during the nine months ended September 30, 2019 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2018	284	$37.41
Granted (1)	78	57.62
Vested and released	―	―
Cancelled	―	―
Unvested MSUs outstanding as of September 30, 2019	362	$41.76	$14
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

Total current income tax benefits associated with the exercise or settlement of TripAdvisor stock-based awards held by our employees was $1 million and $23 million during the three and nine months ended September 30, 2019, respectively, and $1 million and $10 million during the three and nine months ended September 30, 2018, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at September 30, 2019 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs/MSUs
Unrecognized compensation expense	$34	$257
Weighted average period remaining (in years)	2.7	2.7

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

	September 30, 2019
	Amortized Cost	Fair Value (2)	Cash, Cash Equivalents and Restricted Cash	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash and restricted cash (1)	$828	$828	$828	$—	$—
Level 1:
Money market funds	10	10	10	—	—
Level 2:
Commercial paper	95	95	—	95	—
Total	$933	$933	$838	$95	$—

	December 31, 2018
	Amortized Cost	Fair Value (2)	Cash, Cash Equivalents and Restricted Cash	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash and restricted cash (1)	$522	$522	$522	$—	$—
Level 1:
Money market funds	128	128	128	—	—
Level 2:
Commercial paper	20	20	5	15	—
Total	$670	$670	$655	$15	$—
(1)

As of September 30, 2019 and December 31, 2018, our restricted cash, which primarily consists of escrowed security deposits, was not material and is included in other long-term assets on our unaudited condensed consolidated balance sheets.

(2)	As of September 30, 2019 and December 31, 2018, any unrealized gains or losses related to our marketable securities were not material.

Our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase. Our short-term marketable securities include maturities that were greater than 90 days at the date purchased and have 12 months or less remaining at September 30, 2019 and December 31, 2018, respectively.

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

There were no material realized gains or losses related to the sales of our marketable securities for both the three and nine months ended September 30, 2019 and 2018. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We consider any unrealized loss position in our available-for-sale marketable debt securities to be temporary in nature and do not consider any of these investments other-than-temporarily impaired as of both September 30, 2019 and December 31, 2018.

Derivative Financial Instruments

We typically use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows primarily for the Euro versus the U.S. Dollar. Counterparties to our forward contracts consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. For the three and nine months ended September 30, 2019 and 2018, respectively, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. We do not use derivatives for trading or speculative purposes.

Our outstanding or unsettled forward contracts were carried at fair value on our unaudited condensed consolidated balance sheets at September 30, 2019 and December 31, 2018. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our foreign currency forward contracts in interest income and other, net on our unaudited condensed consolidated statement of operations.  We recorded a net gain of $1 million for both the three and nine months ended September 30, 2019, respectively, and a net loss of $3 million for the nine months ended September 30, 2018, related to our forward contracts.

The following table shows the notional principal amounts of our outstanding derivative instruments as of the periods presented:

	September 30, 2019	December 31, 2018
	(in millions)
Foreign currency exchange - forward contracts (1) (2)	$35	$13

(1)

Our derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. The Company had five outstanding derivative contracts as of September 30, 2019 and two outstanding derivative contracts as of December 31, 2018.

(2)

The fair value of our outstanding derivatives as of September 30, 2019 was not material and is included in prepaid expenses and other current assets on our unaudited condensed consolidated balance sheets. The fair value of our outstanding derivatives as of December 31, 2018 was not material and is included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheets.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include accounts receivable and contract assets, accounts payable, deferred merchant payables, and accrued and other current liabilities. The carrying amount of these financial instruments approximate their fair value because of the short maturity of these instruments as reported on our unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.

In addition, we hold investments in equity securities of privately-held companies that do not have a readily determinable fair value. As of September 30, 2019 and December 31, 2018, the total carrying value of our equity investments in these privately-held companies was $14 million and $12 million, respectively, and is included in other long-term assets on our unaudited condensed consolidated balance sheets. Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. During the three and nine months ended September 30, 2019 and 2018, we did not record any impairment loss on these equity investments or identify any observable price change indicators.

The Company did not have any material assets or liabilities measured at fair value on a recurring basis using the Level 3 unobservable inputs at both September 30, 2019 and December 31, 2018.

NOTE 7: PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following for the periods presented:

	September 30, 2019	December 31, 2018
	(in millions)
Capitalized software and website development	$315	$259
Building (1)	―	123
Finance lease right-of-use asset (1)	114	―
Leasehold improvements	46	41
Computer equipment and purchased software	66	52
Furniture, office equipment and other	20	18
	561	493
Less: accumulated depreciation	(296)	(240)
Total	$265	$253
(1)	Refer to “Note 2: Significant Accounting Policies” regarding the transition accounting related to our adoption of ASC 842 and the subsequent accounting for our Headquarters Lease.

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

Subsequent to our prior annual impairment test in the fourth quarter of 2018 the composition of our reportable segments has been revised, as discussed in “Note 15: Segment Information.” Prior to implementing the revised segment reporting structure in the first quarter of 2019, our previously disclosed Hotel segment was considered a single reporting unit. Following the change in reportable segments, our legacy Hotel reporting unit was split into four distinct reporting units – (1) Hotels, Media & Platform, (2) SmarterTravel, (3) Flights, Cruises and Car Rentals; and (4) TripAdvisor China for the purposes of goodwill impairment testing. As a result, we first performed a qualitative assessment on our previous Hotel reporting unit prior to implementing the revised segment reporting structure and determined that it was more likely than not that the fair value of this reporting unit was greater than the carrying value; which was consistent with our conclusion in the fourth quarter of 2018. We then performed a goodwill impairment test for each of the new reporting units upon the change in reportable segments using a quantitative assessment. We concluded the estimated fair values were significantly in excess of the carrying values for these reporting units. We also performed sensitivity analyses, such as calculating estimated fair values using different rates for the weighted-average cost of capital and long-term rates of growth in the income approach and different revenue/income multiples in our market approach and the estimated fair values remained in excess of the carrying values. Therefore, no indications of impairment were identified as a result of these changes in the first quarter of 2019.

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

The following table summarizes our goodwill activity by reportable segment for the periods presented:

	Hotel	Non-Hotel	Hotels, Media & Platform	Experiences & Dining	Other (3)	Total
	(in millions)		(in millions)
Balance as of December 31, 2018	$451	$305	$-	$-	$-	$756
Allocation to new segments (1)	(451)	(305)	405	250	101	-
Other adjustments (2)	-	-	-	(8)	(2)	(10)
Balance as of September 30, 2019	$-	$-	$405	$242	$99	$746
(1)	Refer to “Note 15: Segment Information” for information on our reporting segment changes in the first quarter of 2019.
(2)	Primarily related to impact of changes in foreign currency exchange rates to goodwill.
(3)	Other consists of the combination of our Rentals, Flights/Cruises/Car Rentals, SmarterTravel, and TripAdvisor China business units and does not constitute a reportable segment.

NOTE 9: DEBT

2015 Credit Facility

We are party to a credit agreement with a group of lenders which, among other things, provides for a $1.2 billion unsecured revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2022. Borrowings under the 2015 Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on the Company’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on the Company’s leverage ratio. The Company may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pound sterling. In addition, our 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of September 30, 2019, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. We are also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of September 30, 2019, our unused revolver capacity was subject to a commitment fee of 0.15%, given the Company’s leverage ratio.

As of both September 30, 2019 and December 31, 2018, the Company had no outstanding borrowings under the 2015 Credit Facility. During the nine months ended September 30, 2018, the Company made a net repayment of $230 million on our 2015 Credit Facility. These net repayments were primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the first quarter of 2018. Total interest and commitment fees recorded on our 2015 Credit Facility were not material for both the three months ended September 30, 2019 and 2018, respectively. We recorded total interest and commitment fees on our 2015 Credit Facility of $1 million and $2 million for the nine months ended September 30, 2019 and 2018, respectively, to interest expense on our unaudited condensed consolidated statements of operations.

There is no specific repayment date prior to the maturity date for any borrowings under this credit agreement. We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. As of September 30, 2019 and December 31, 2018, we were in compliance with all of our debt covenants.

 Chinese Credit Facilities

We are party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. This credit facility generally bears interest at a rate based on the People’s Bank of China benchmark, including certain adjustments, which may be made in accordance with market conditions at the time of borrowing. As of both September 30, 2019 and December 31, 2018, there were no outstanding borrowings under this credit facility.

In September 2019, the Company did not renew our RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). We had no outstanding borrowings under this credit facility at the time of termination or at December 31, 2018.

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

Our effective tax rate for the three and nine months ended September 30, 2019 was 31.5% and 36.4%, respectively. Our effective tax rate for the three and nine months ended September 30, 2018 was 20.7% and 30.0%, respectively. The change in our effective tax rate during the three months ended September 30, 2019, when compared to the same period in 2018, was primarily due to changes in foreign valuation allowances, a lower benefit from the recognition of excess tax benefits of stock-based compensation, and a change in the relative mix of pretax income among jurisdictions. The change in our effective tax rate during the nine months ended September 30, 2019, when compared to the same period in 2018, was primarily due to the recognition in the second quarter of 2019 of a cumulative income tax expense of $15 million related to the cumulative benefit taken for excluding stock-based compensation from our inter-company cost-sharing arrangements (refer to the discussion below of Altera Corporation (“Altera”) litigation with the Internal Revenue Service (“IRS”) for more information regarding this adjustment), offset by a higher benefit from the recognition of excess tax benefits of stock-based compensation.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of September 30, 2019, we had an accrued interest liability of $19 million, net of federal and state benefit, and no penalties have been accrued.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011 and 2012-2016 tax years, under an employment tax audit by the IRS for the 2013 and 2014 tax years, and have various ongoing audits for state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of September 30, 2019, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia and our 2012 and 2013 standalone IRS audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of TripAdvisor’s standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $50 million to $55 million at the close of the audit if the IRS prevails, after consideration of competent authority relief, exclusive of interest and penalties and potential reductions in transition tax, as part of the 2017 Tax Act, which could be significant. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies.  Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2013 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities.

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

NOTE 11: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consists of the following for the periods presented:

	September 30, 2019	December 31, 2018
	(in millions)
Unrecognized tax benefits	$163	$148
Long-term income taxes payable	31	31
Financing obligation, net of current portion (1)	―	83
Finance lease liabilities, net of current portion (1)	79	―
Operating lease liabilities, net of current portion (1)	66	―
Other (1)	5	20
Total	$344	$282

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

We intend to indefinitely reinvest the remaining foreign undistributed earnings although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to certain income taxes or tax benefits, which are not expected to be material.

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

The Company did not repurchase any shares of outstanding common stock during the three and nine months ended September 30, 2019, respectively, and during the three months ended September 30, 2018 under the share repurchase program. During the nine months ended September 30, 2018, we repurchased 2,582,198 shares of outstanding common stock under the share repurchase program at an aggregate cost of $100 million, or an average share price of $38.73, exclusive of fees and commissions. As of both September 30, 2019 and December 31, 2018, there were 12,056,688 shares of the Company’s common stock held in treasury with an aggregate cost of $547 million. As of September 30, 2019, we had a remaining $150 million available to repurchase shares of our common stock under this share repurchase program.

On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million of shares of our common stock under our existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million.

NOTE 14: RELATED PARTY TRANSACTIONS

We consider Liberty TripAdvisor Holdings, Inc. (“LTRIP”) a related party. As of September 30, 2019, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 14.3% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.2% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.4% of our voting power.

We had no related party transactions with LTRIP during both the three and nine months ended September 30, 2019 and 2018.

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

The following tables present our segment information for the three and nine months ended September 30, 2019 and 2018 and includes a reconciliation of Adjusted EBITDA to Net Income. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, legal reserves and settlements, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM. Intersegment revenue is not material and is included in Other.

	Three months ended September 30, 2019
	Hotels, Media & Platform (1)	Experiences & Dining	Other (3)	Corporate and Unallocated	Total
	(in millions)
Revenue	$238	$141	$49	$-	$428
Adjusted EBITDA	93	15	21	-	129
Depreciation				(23)	(23)
Amortization of intangible assets				(9)	(9)
Stock-based compensation				(29)	(29)
Operating income					68
Other income, net					5
Income before income taxes					73
Provision for income taxes					(23)
Net income					50

	Three months ended September 30, 2018
	Hotels, Media & Platform (2)	Experiences & Dining	Other (3)	Corporate and Unallocated	Total
	(in millions)
Revenue	$270	$118	$70	$-	$458
Adjusted EBITDA	97	28	21	-	146
Depreciation				(20)	(20)
Amortization of intangible assets				(8)	(8)
Stock-based compensation				(29)	(29)
Operating income					89
Other expense, net					(2)
Income before income taxes					87
Provision for income taxes					(18)
Net income					69

	Nine months ended September 30, 2019
	Hotels, Media & Platform (1)	Experiences & Dining	Other (3)	Corporate and Unallocated	Total
	(in millions)
Revenue	$746	$346	$133	$-	$1,225
Adjusted EBITDA	306	(1)	42	-	347
Depreciation				(69)	(69)
Amortization of intangible assets				(23)	(23)
Stock-based compensation				(91)	(91)
Operating income					164
Other income, net					9
Income before income taxes					173
Provision for income taxes					(63)
Net income					110

	Nine months ended September 30, 2018
	Hotels, Media & Platform (2)	Experiences & Dining	Other (3)	Corporate and Unallocated	Total
	(in millions)
Revenue	$795	$278	$196	$-	$1,269
Adjusted EBITDA	259	39	37	-	335
Depreciation				(61)	(61)
Amortization of intangible assets				(24)	(24)
Stock-based compensation				(90)	(90)
Operating income					160
Other expense, net					(10)
Income before income taxes					150
Provision for income taxes					(45)
Net income					105

(1)

Includes unallocated corporate general and administrative costs of $20 million and $51 million and TripAdvisor-branded advertising expenses (primarily television advertising) of $18 million and $73 million for the three and nine months ended September 30, 2019, respectively.

(2)

Includes unallocated corporate general and administrative costs of $18 million and $57 million and TripAdvisor-branded advertising expenses (primarily television advertising) of $37 million and $98 million for the three and nine months ended September 30, 2018, respectively.

(3)	Other consists of the combination of our Rentals, Flights/Cruises/Car Rentals, SmarterTravel and TripAdvisor China business units and does not constitute a reportable segment.

NOTE 16: SUBSEQUENT EVENT

On November 1, 2019, the Company's Board of Directors declared a special cash dividend of $3.50 per share, or estimated to be approximately $490 million in the aggregate. The dividend is payable on December 4, 2019 to stockholders of record on November 20, 2019.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, Part II, Item 1A, “Risk Factors.” Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,”

“estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Our flagship brand, TripAdvisor, is the world’s largest travel site based on monthly unique visitors, which had nearly 460 million average monthly unique visitors during the quarter ended September 30, 2019, according to our internal log files.

Our TripAdvisor-branded websites include www.tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide. TripAdvisor features approximately 830 million reviews and opinions on approximately 8.6 million places to stay, places to eat and things to do – including 1.4 million hotels, inns, B&Bs and specialty lodging, 885,000 rental properties, 5.1 million restaurants and 1.2 million travel activities and experiences worldwide. We also enable consumers to compare prices and book a number of these travel experiences on either a TripAdvisor website or mobile application (“mobile app”), or on the website or mobile app of one of our travel partners.

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

Executive Financial Summary and Business Trends

TripAdvisor is the world’s largest online travel site, as measured by average unique monthly visitors. As a result, TripAdvisor represents an attractive platform for travel partners – including hotel chains, independent hoteliers, OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers – who seek to market and sell their products and services to a global audience. TripAdvisor’s platform and product offerings enable consumers to discover, research and price shop a variety of travel products, including hotels, flights, cruises, car rentals, vacation rental properties, tours, travel activities and experiences, and restaurants and book a number of these travel experiences either directly on our websites or mobile apps, or on our travel partners’ websites or mobile apps. Key drivers of our financial results are described below, including a summary of our long-term growth strategy, current trends affecting our business, and our segment reporting information.

Our Long-Term Growth Strategy

Our mission is to help people around the world plan, book and experience the perfect trip. We seek to deliver on this mission by delivering the best consumer experience throughout all phases of the travel journey, helping consumers with inspiration and travel-planning to trip-taking and sharing the experience. Phocuswright, an independent travel, tourism and hospitality research firm, estimates the annual global travel market at $1.7 trillion. Our influence over the $1.7 trillion global travel market is significant. We seek to monetize our influence by deepening customer relationships across our platform. For consumers, this includes delivering the best consumer experience and driving consumer awareness of, and engagement with, our products and offerings. For travel partners, this includes offering an array of advertising opportunities. We also invest prudently in technology, product development, marketing and other strategic areas, to improve and grow the TripAdvisor platform. We believe that executing our growth strategy can generate more value for both consumers and travel partners, resulting in greater monetization on our platform over the long-term. We describe these strategic objectives in more detail below.

•

Deliver the best consumer experience. TripAdvisor offers consumers 830 million reviews and opinions on approximately 8.6 million places to stay, places to eat and things to do. We have invested – and will continue to efficiently invest – in product innovation and enhancements to ensure consumers receive a comprehensive, assistive experience throughout the many phases of the travel journey – from inspiration and discovery, to researching and price shopping, to finding and booking things to do and places to eat, to sharing their experiences on TripAdvisor. We believe providing consumers a holistic experience helps increase brand awareness and brand loyalty and, over time, can deepen consumer engagement on our platform, grow members and increase loyalty, drive more qualified leads and bookings to travel partners and drive greater long-term monetization on our platform.

•

Drive consumer awareness of, and engagement with, our products and offerings. TripAdvisor’s rich content and global brand attracts a large, global travel audience and we believe significantly influences how people discover, plan, and book travel experiences. We seek to further amplify our brand by raising consumer awareness for – and engagement with – our end-to-end product offerings. We believe engaging consumers more frequently on (and directly to) our websites and mobile apps or via online channels including search engine optimization, or SEO, (i.e., free, or organic search) and search engine marketing, or SEM, and retargeting, and delivering impactful advertising via offline channels (including television and other brand advertising) can build deeper, more durable consumer relationships, increase advertising opportunities for travel partners and drive greater long-term monetization on our platform.

•

Deepen travel partner engagement on our platform. TripAdvisor’s large, global audience also makes it an attractive platform for travel partners to list and advertise their business and their products in order to generate brand impressions, qualified leads and bookings for their businesses. We believe growing the number of travel partners, listings and bookable supply offered on our platform, especially in our in-destination Experiences and Restaurants offerings, enables consumers to find and book the perfect trip, and helps drive transactions for travel partners’ businesses. We provide travel partners with business-to-business products and services – including subscription-based advertising services for hoteliers and restaurants, which provide access to certain online reservation management services and marketing analytics tools, and media advertising opportunities – that can help our travel partners enhance their visibility and more effectively manage their presence on TripAdvisor, attract customers, and grow their businesses. We believe continuous product and platform improvements enable travel partners to market their businesses, attract qualified leads and drive bookings, and can result in deeper travel partner engagement and drive greater long-term monetization on our platform.

•

Invest in technology, product and marketing. We prioritize rapid product testing and speed to market as we seek to deliver consumers a richer, more engaging and assistive experience. We launch new product features on our websites and mobile apps on a regular product release cycle. We have invested – and will continue to efficiently invest – to improve the features, functionality and commercialization of our offerings on all devices as we aim to meet and exceed evolving consumer needs and expectations. Over time, we believe this can deepen customer engagement and drive greater long-term monetization on our platform.

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

For consumers, we seek to implement product enhancements that deliver a more engaging and comprehensive hotel shopping experience. This includes providing rich, immersive content – reviews, photos, videos and ratings, among other contributions – as well as increasing the number of travel partners, properties and room prices for available hotel supply on our platform. We believe providing consumers tools to discover, research, price shop and book a comprehensive selection of accommodations, helps increase brand awareness and brand loyalty and, over time, can result in deeper consumer engagement, more qualified leads delivered to travel partners and greater monetization on our platform. This segment has two revenue sources, as described below: (1) TripAdvisor-branded hotels; and (2) TripAdvisor-branded display and platform.

We seek to monetize our influence and achieve revenue growth through hotel-related product, supply and marketing efforts and customer advertising opportunities. In TripAdvisor-branded hotels, we generally seek to maximize the revenue per hotel shopper we generate on our platform. We define hotel shoppers as visitors who view either a listing of hotels in a city or on a specific hotel page. We rely heavily on search engines, such as Google, to generate a significant amount of hotel shoppers to our websites, principally through SEM as well as through SEO. Given our ongoing focus on Hotel, Media & Platform profitability, a key ongoing objective is to attract or acquire hotel shoppers at or above our desired marketing return on investment targets. To that end, starting in mid-2017, we began to reduce inefficient direct selling and marketing investments on paid online channels, primarily SEM, to improve profitability. This reduced the number of hotel shoppers to our platform and reduced TripAdvisor-branded hotels revenue growth, while generating meaningful Hotels, Media & Platform segment profit growth and margin expansion, including year-over-year profit growth during the nine months ended September 30, 2019. Following moderate revenue growth resulting from SEO during 2018, we have experienced revenue headwinds in this marketing channel in 2019, which we believe is related to search engines increasing the prominence of their own hotel products in search results. In addition, and to a lesser extent, progressive optimization in SEM continues to be a trend impacting our hotel metasearch auction as well as, we believe, current macroeconomic factors. However, we believe executing within our long-term growth strategy can enable us to deepen customer engagement on our platform, monetize our influence and stabilize – and eventually grow – Hotels, Media & Platform segment revenue.

An example is in TripAdvisor-branded display and platform revenue, where we enable travel partners to amplify their brand, generate brand impressions, and potentially drive qualified leads and bookings for their businesses. Historically, we have limited both the type and number of display-based advertising opportunities we make available to travel partners, particularly on mobile phone, which, in turn, has limited display-based advertising revenue growth. However, we are working on initiatives to better leverage our audience, data and platform breadth to open up new media advertising opportunities through a more modern, high-powered advertising suite spanning native, video and programmatic solutions. We also intend to deliver this broadened solution to a larger set of advertising travel endemic and non-travel endemic advertising partners.

Experiences & Dining Segment

Our Experiences & Dining segment growth strategy prioritizes near-term investments for platform expansion and bookings and revenue growth. During 2019, we have increased investments in product, supply and marketing to enhance our long-term growth prospects. An example is growing bookable supply in newer experience categories in lower-priced options, such as events, tickets, and other experiences has grown rapidly and we believe offering consumers more selection can contribute to our goals to build deeper, more durable consumer relationships with our platform.

Over the long-term, these offerings enable us to deliver consumers a more comprehensive experience, which we believe will increase awareness of, loyalty to, and engagement with our products, drive more bookings to Experiences and Restaurants partners and generate greater revenue and increased profitability on our platform. Given the significant market opportunities in these large and growing categories, as well as competition aiming to provide consumers a similar multimodal experience, we expect to continue to strategically prioritize investments to drive bookings and revenue growth over profit margin expansion or profit growth.

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

Employees

As of September 30, 2019, we had 3,803 employees. Of these employees, nearly 50% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

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

Notably, in the first quarter of 2019, we adopted new lease accounting guidance, or ASC 842, using the modified retrospective approach and applied the guidance retrospectively at the effective date of January 1, 2019 through a cumulative-effect adjustment. Under this transition method, we did not update the financial information or provide any disclosures required under the new guidance for dates and periods prior to January 1, 2019. Upon adoption, we recognized ROU assets and lease liabilities for our operating leases, while our Headquarters Lease is accounted for as a finance lease under the new guidance. The adoption of ASC 842 did not have a material impact to our consolidated statement of operations during the three and nine months ended September 30, 2019 or the statement of cash flows during the nine months ended September 30, 2019, respectively. Refer to “Note 2: Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further discussion of our revised lease accounting policy and the adoption impact of ASC 842 to our unaudited condensed consolidated balance sheet.

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

Statement of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Revenue	$428	$458	(7)%	$1,225	$1,269	(3)%

Costs and expenses:
Cost of revenue	25	23	9%	73	67	9%
Selling and marketing	176	206	(15)%	534	621	(14)%
Technology and content	76	72	6%	224	207	8%
General and administrative	51	40	28%	138	129	7%
Depreciation	23	20	15%	69	61	13%
Amortization of intangible assets	9	8	13%	23	24	(4)%
Total costs and expenses	360	369	(2)%	1,061	1,109	(4)%
Operating income	68	89	(24)%	164	160	3%
Other income (expense):
Interest expense	(2)	(4)	(50)%	(5)	(10)	(50)%
Interest income and other, net	7	2	250%	14	-	n.m.
Total other income (expense), net	5	(2)	n.m.	9	(10)	n.m.
Income before income taxes	73	87	(16)%	173	150	15%
Provision for income taxes	(23)	(18)	28%	(63)	(45)	40%
Net income	$50	$69	(28)%	$110	$105	5%

Other Financial Data:
Adjusted EBITDA (1)	$129	$146	(12)%	$347	$335	4%

n.m. = not meaningful
(1) See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Revenue by Segment:	(in millions)			(in millions)
Hotels, Media & Platform	$238	$270	(12)%	$746	$795	(6)%
Experiences & Dining	141	118	19%	346	278	24%
Other (1)	49	70	(30)%	133	196	(32)%
Total revenue	$428	$458	(7)%	$1,225	$1,269	(3)%
Adjusted EBITDA by Segment:
Hotels, Media & Platform	$93	$97	(4)%	$306	$259	18%
Experiences & Dining	15	28	(46)%	(1)	39	n.m.
Other (1)	21	21	0%	42	37	14%
Total Adjusted EBITDA	$129	$146	(12)%	$347	$335	4%
Adjusted EBITDA Margin by Segment (2):
Hotels, Media & Platform	39%	36%		41%	33%
Experiences & Dining	11%	24%		0%	14%
Other (1)	43%	30%		32%	19%

n.m. = not meaningful
(1)	Other consists of our Rentals, Flights/Cruises/Car Rentals, SmarterTravel, and TripAdvisor China business units and does not constitute a reportable segment.
(2)	We define “Adjusted EBITDA Margin by Segment”, as Adjusted EBITDA by segment divided by revenue by segment.

Hotels, Media & Platform Segment

Hotels, Media & Platform segment revenue decreased by $32 million and $49 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily due to a decrease in our hotel metasearch auction revenue, as well as to a lesser extent adverse changes in foreign currency, partially offset by increases in hotel sponsored placements advertising revenue, when compared to the same periods in 2018.

Hotels, Media & Platform segment Adjusted EBITDA decreased $4 million during the three months ended September 30, 2019, when compared to the same period in 2018, primarily due to a decrease in revenue, as discussed above, partially offset by reduced direct selling and marketing expenses related to SEM and other online paid traffic acquisition channels, and television advertising. Hotels, Media & Platform segment Adjusted EBITDA increased $47 million during the nine months ended September 30, 2019, when compared to the same period in 2018, primarily due to reduced direct selling and marketing expenses related to SEM and other online paid traffic acquisition channels, and television advertising, which more than offset the decrease in revenue.

The following is a detailed discussion of the revenue sources within our Hotels, Media & Platform segment:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Hotels, Media & Platform:
TripAdvisor-branded hotels	$197	$229	(14%)	$624	$677	(8%)
TripAdvisor-branded display and platform	41	41	0%	122	118	3%
Total Hotels, Media & Platform revenue	$238	$270	(12%)	$746	$795	(6%)

TripAdvisor-branded Hotels Revenue

TripAdvisor-branded hotels revenue includes hotel metasearch auction revenue, as well as other hotel business-to-business revenue, such as click-based revenue related to hotel sponsored placements advertising that enable hotels to enhance their visibility on TripAdvisor hotel pages, and also subscription-based advertising services that we offer to travel partners. Our travel partners are predominantly OTAs and hoteliers. For the three and nine months ended September 30, 2019, 83% and 84%, respectively, of our total Hotels, Media & Platform segment revenue was derived from TripAdvisor-branded hotels revenue. For both the three and nine months ended September 30, 2018, 85% of our total Hotels, Media & Platform segment revenue was derived from TripAdvisor-branded hotels revenue. TripAdvisor-branded hotels revenue decreased $32 million and $53 million during the three and nine months ended September 30, 2019, when compared to the same periods in 2018. This decrease was primarily due to factors impacting our hotel metasearch auction revenue including progressive optimizations in SEM and other online paid traffic acquisition costs, reduced revenue from our SEO marketing channel, which we believe is related to search engines increasing the prominence of their own hotel products in search results, and to a lesser extent, adverse changes in foreign currency and current macroeconomic conditions when compared to the same periods in 2018, all of which was partially offset by growth in our hotel sponsored placements advertising revenue.

Hotel metasearch auction revenue drivers include the number of average monthly unique hotel shoppers and revenue per hotel shopper growth, the latter of which measures how effectively we convert hotel shoppers into referrals to, and bookings on our travel partner websites. We measure revenue per hotel shopper on an aggregate basis by dividing total hotel metasearch auction revenue by total average monthly unique hotel shoppers on TripAdvisor-branded websites. Revenue per hotel shopper in our metasearch auction decreased during the three months ended September 30, 2019, when compared to the same period in 2018, primarily due to lower revenue generated from our SEO marketing channel, as discussed above, as well as a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones. Revenue per hotel shopper in our metasearch auction grew during the nine months ended September 30, 2019, when compared to the same period in 2018, primarily due to product enhancements combined with auction pricing stability, partially offset by lower revenue generated from our SEO marketing channel and a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones, as discussed above. Average monthly unique hotel shoppers declined during both the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily due to reduced direct selling and marketing investments on SEM and other paid online marketing campaigns combined with a decrease in traffic from our SEO marketing channel.

Subscription-based advertising revenue was relatively flat during the three and nine months ended September 30, 2019, when compared to the same periods in 2018.

TripAdvisor-branded Display and Platform Revenue

For the three and nine months ended September 30, 2019, 17% and 16%, respectively, of Hotels, Media & Platform segment revenue was derived from our TripAdvisor-branded display and platform revenue, which consists of revenue from TripAdvisor-branded display-based advertising. For the three and nine months ended September 30, 2018, 15% of Hotels, Media & Platform segment revenue was derived from our TripAdvisor-branded display and platform revenue.

TripAdvisor-branded display-based advertising revenue was flat and increased $4 million or 3% during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily due to an increase in pricing, primarily offset by a decrease in impressions sold.

Experiences & Dining Segment

Experiences & Dining segment revenue increased by $23 million or 19%, and $68 million or 24% during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily driven by growth in both Experiences bookings and Restaurants bookings, as well as Restaurants media advertising placement revenue, partially offset by adverse changes in foreign currency when compared to the same periods in 2018.

Experiences revenue growth during the three and nine months ended September 30, 2019, when compared to the same periods in 2018, was primarily driven by growth in consumer demand, mobile bookings, and bookable supply on our platform contributing to overall bookings growth, which we believe was supported by platform improvements and expansion. Restaurants revenue growth during the three and nine months ended September 30, 2019, when compared to the same periods in 2018,  was primarily driven by growth in seated diners, mobile bookings, media advertising placement revenue, and subscription revenue growth.

Experiences & Dining segment Adjusted EBITDA decreased by $13 million or 46%, and $40 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily due to increased people costs to drive product and supply investments and increased marketing investments to fund long-term growth initiatives, partially offset by an increase in revenue, as noted above.

Other

Other revenue, which primarily includes click-based advertising and display-based advertising revenue from our Rentals, Flights, Cruise and Car Rental offerings on TripAdvisor, and non-TripAdvisor branded websites, such as www.smartertravel.com, www.bookingbuddy.com, www.cruisecritic.com and www.onetime.com, decreased by $21 million or 30%, and $63 million or 32% during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018. This was primarily driven by the elimination of some marginal and unprofitable revenue within these offerings near the end of 2018, as well as strategic resource re-allocation of investment across other areas of our business and continued competition in our Rentals offering.

Adjusted EBITDA in Other was flat and increased $5 million or 14% during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018. This increase was primarily due to reduced costs related to marketing and operational re-alignments, primarily offset by a decrease in revenue, as described above.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Direct costs	$19	$18	6%	$55	$52	6%
Personnel and overhead	6	5	20%	18	15	20%
Total cost of revenue	$25	$23	9%	$73	$67	9%
% of revenue	5.8%	5.0%		6.0%	5.3%

Cost of revenue increased $2 million and $6 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily due to increased direct costs from credit card payment and other transaction costs in our Experiences & Dining segment as a result of revenue growth and increased personnel and overhead costs related to additional headcount in our Experiences & Dining segment to support business growth, partially offset by decreased credit card transaction fees in Other.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Direct costs	$116	$150	(23%)	$356	$451	(21%)
Personnel and overhead	60	56	7%	178	170	5%
Total selling and marketing	$176	$206	(15%)	$534	$621	(14%)
% of revenue	41.1%	45.0%		43.6%	48.9%
Direct selling and marketing costs decreased $34 million and $95 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily due to an overall decrease in SEM and other online traffic acquisition costs, as well as lower television advertising costs, driven by our Hotels, Media & Platform segment and Other, partially offset by an increase of marketing expenditures in our Experiences & Dining segment.

Personnel and overhead costs increased $4 million and $8 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily due to an increase in personnel and overhead costs related to additional headcount in our Experiences & Dining segment to support business growth, partially offset by decreased personnel and overhead costs in Other as a result of strategic personnel re-allocation across the business.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Personnel and overhead	$67	$64	5%	$199	$186	7%
Other	9	8	13%	25	21	19%
Total technology and content	$76	$72	6%	$224	$207	8%
% of revenue	17.8%	15.7%		18.3%	16.3%

Technology and content costs increased $4 million and $17 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018. Personnel and overhead costs increased by $3 million and $13 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily due to additional headcount in our Experiences & Dining segment to support business growth, partially offset by a decrease of personnel and overhead costs in Other as a result of strategic personnel re-allocation across the business.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(in millions)			(in millions)
Personnel and overhead	$34	$30	13%	$100	$98	2%
Professional service fees and other	17	10	70%	38	31	23%
Total general and administrative	$51	$40	28%	$138	$129	7%
% of revenue	11.9%	8.7%		11.3%	10.2%

General and administrative costs increased $11 million and $9 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018. Personnel and overhead costs increased $4 million and $2 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily related to additional headcount in our Experiences & Dining segment to support business growth, partially offset by a decrease in personnel and overhead costs in Other as a result of strategic personnel re-allocation across the business. Professional service fees and other increased $7 million during both the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily related to $3 million of French digital service tax recorded in the three months ended September 30, 2019, in addition to increased bad debt expense and legal costs.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized software and website development costs and ROU assets related to our finance lease.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Depreciation	$23	$20	$69	$61
% of revenue	5.4%	4.4%	5.6%	4.8%

Depreciation expense increased $3 million and $8 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily due to incremental amortization related to the ROU asset related to our Headquarters Lease recorded upon adoption of ASC 842 and to a lesser extent increased amortization related to capitalized software and website development costs.  Refer to “Note 2: Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for additional information on our adoption of ASC 842.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2015 Credit Facility, Chinese Credit Facilities, as well as interest on finance leases.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Interest expense	$(2)	$(4)	$(5)	$(10)

Interest expense decreased $2 million and $5 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily due to lower finance costs related to our  Headquarters Lease under ASC 842 and lower average outstanding borrowings on our 2015 Credit Facility during 2019. Refer to “Note 2: Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for additional information regarding our adoption of ASC 842.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest earned from our money market funds and marketable securities, amortization of discounts and premiums on our marketable securities, net foreign exchange gains and losses, and realized gains and losses on sales of our marketable securities.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Interest income and other, net	$7	$2	$14	$-

Interest income and other, net increased $5 million and $14 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily due to an increase in interest income earned from our money market funds and other investments due to increased interest rates and increased investment, as well as lower foreign currency transaction losses as a result of the fluctuation of foreign exchange rates during 2019.

Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Provision for income taxes	$23	$18	$63	$45
Effective tax rate	31.5%	20.7%	36.4%	30.0%

Our effective tax rates were 31.5% and 36.4% for the three and nine months ended September 30, 2019, respectively, and 20.7% and 30.0% for the three and nine months ended September 30, 2018, respectively. The change in our effective tax rate for the three months ended September 30, 2019, when compared to the same period in 2018, was primarily due to changes in foreign valuation allowances, a lower benefit from the recognition of excess tax benefits of stock-based compensation, and a change in the relative mix of pretax income among jurisdictions. The change in the effective tax rate for the nine months ended September 30, 2019, when compared to the same period in 2018, was primarily due to recognition in the second quarter of 2019 of a cumulative income tax expense of $15 million related to the cumulative benefit taken for excluding stock-based compensation from our inter-company cost-sharing arrangements (refer to the discussion below of Altera Corporation (“Altera”) litigation with the Internal Revenue Service (“IRS”) for more information regarding this adjustment), partially offset by a higher benefit from the recognition of excess tax benefits of stock-based compensation.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most directly comparable financial measure presented in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in millions)
Net income	$50	$69	$110	$105
Add: Provision for income taxes	23	18	63	45
Add: Other expense (income), net	(5)	2	(9)	10
Add: Stock-based compensation	29	29	91	90
Add: Amortization of intangible assets	9	8	23	24
Add: Depreciation	23	20	69	61
Adjusted EBITDA	$129	$146	$347	$335

Related Party Transactions

For information on our relationship with LTRIP, which may be deemed to beneficially own equity securities representing 57.4% of our voting power as of September 30, 2019, refer to “Note 14: Related Party Transactions” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q. We had no related party transactions with LTRIP during the three and nine months ended September 30, 2019 and 2018, respectively.

Stock-Based Compensation

Refer to “Note 5: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 687,000 service-based stock options with a weighted average grant-date fair value per option of $21.69, 2,904,000 primarily service-based RSUs with a weighted average grant-date fair value of $52.52, and 78,050 MSUs with a weighted average grant-date fair value of $57.62 during the nine months ended September 30, 2019.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations, and our liquidity needs can also be met through drawdowns under our 2015 Credit Facility and Chinese Credit Facility—BOA. As of September 30, 2019 and December 31, 2018, we had $933 million and $670 million, respectively, of cash, cash equivalents and short-term available-for-sale marketable debt securities. As of September 30, 2019, approximately $246 million of our cash and cash equivalents, and $95 million of short-term available-for-sale marketable debt securities, were held by our international subsidiaries outside of the United States, with approximately 50% located in the United Kingdom. As of September 30, 2019, the significant majority of our total cash on hand was denominated in U.S. dollars. During the three months ended March 31, 2018, we made a one-time repatriation of $325 million of foreign earnings to the United States primarily to repay our remaining outstanding debt under the 2015 Credit Facility. Cumulative undistributed earnings of foreign subsidiaries totaled approximately $761 million as of September 30, 2019. On November 1, 2019, the Company's Board of Directors declared a special cash dividend of $3.50 per share, or estimated to be approximately $490 million in the aggregate.  The dividend is payable on December 4, 2019 to stockholders of record on November 20, 2019.  The Company expects to fund this special cash dividend with cash on hand primarily from the U.S. and to a lesser extent from a foreign subsidiary, with any related income tax impact estimated not to be material. We intend to indefinitely reinvest the remaining foreign undistributed earnings although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to certain income taxes or tax benefits, which are not expected to be material.

As of September 30, 2019, we had no outstanding borrowings and approximately $1.2 billion of borrowing capacity available under our 2015 Credit Facility and $30 million of borrowing capacity available under our Chinese Credit Facility—BOA. For further discussion on our credit facilities, refer to “Note 9: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

On January 31, 2018, our Board of Directors authorized a repurchase of up to $250 million of our shares of common stock under a share repurchase program. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program discussed above in compliance with applicable legal requirements. The Company did not repurchase any shares of outstanding common stock during the three and nine months end September 30, 2019 or during the three months ended September 30, 2018 under the share repurchase program. During the nine months ended September 30, 2018, we repurchased 2,582,198 shares of outstanding common stock under the share repurchase program at an aggregate cost of $100 million, or an average share price of $38.73, exclusive of fees and commissions. As of September 30, 2019, we had a remaining $150 million available to repurchase shares of our common stock under this share repurchase program. On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million. This share repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time.

Our business experiences seasonal fluctuations that affect the timing of our annual cash flows related to working capital. In our Rentals free-to-list model and our Experiences business, we generally receive cash from travelers at the time of booking and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the suppliers, or the property rental owners and experience providers, after the travelers’ use. Therefore, we receive cash from the traveler prior to paying the supplier and this operating cycle represents a working capital source or use of cash to us. During the first half of the year Rentals and Experiences bookings typically exceed the amount of completed stays and tour-taking, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. While we expect the impact of seasonal fluctuations to continue, further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows.  For example, in September 2019 we introduced a new payment feature which allows our Experiences customers the option to reserve certain experience activities and defer payment until a date no later than two days before the experience date, and as a result, this new payment option may affect the timing of our future cash flows.

We believe that our available cash, cash equivalents and marketable securities, combined with expected cash flows generated by operating activities and available borrowings from our credit facilities, will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions, share repurchases, cash dividends, and/or other expenditures in support of our business strategy, and may potentially reduce our cash balance and/or increase our debt.

Our cash flows for the nine months ended September 30, 2019 and 2018, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
	2019	2018
	(in millions)
Net cash provided by (used in):
Operating activities	$364	$374
Investing activities	(140)	(18)
Financing activities	(30)	(354)

During the nine months ended September 30, 2019, our primary use of cash was from operations, financing activities (including payment of withholding taxes on net share settlements of our equity awards of $28 million), and investing activities (including capital expenditures incurred during the nine months ended September 30, 2019 of $60 million and cash used of $118 million in purchases of marketable securities).  This use of cash was funded with cash on hand and cash equivalents, cash provided by operations, and also investing activities, which consisted of $40 million generated from maturities of marketable securities.

During the nine months ended September 30, 2018, our primary use of cash was from operations, financing activities (including the repayment of outstanding borrowings under the 2015 Credit Facility of $235 million, repurchases of our outstanding common stock at an aggregate cost of $100 million under our existing share repurchase program, and payment of withholding taxes on net share settlements of equity awards of $19 million), and investing activities (including capital expenditures incurred during the year of $45 million and business acquisitions and other investing activities of $36 million). This use of cash was funded primarily with cash on hand and cash equivalents, which included a one-time cash repatriation $325 million of foreign earnings to the United States, cash provided by operations, and investing activities, which consisted of $64 million from sales and maturities of marketable securities.

Net cash provided by operating activities for the nine months ended September 30, 2019 decreased by $10 million or 3% when compared to the same period in 2018, primarily due to a decrease in working capital movements of $40 million primarily due to the timing of vendor and deferred merchant payments. This decrease was partially offset by an increase in incremental non-cash items affecting cash flow of $25 million, which was primarily due to an increase in deferred income tax expense.

Net cash used in investing activities for the nine months ended September 30, 2019 increased by $122 million when compared to the same period in 2018, due to a decrease in net cash generated from the purchases, sales and maturities of marketable securities of $141 million and an increase in capital expenditures of $15 million, partially offset by a decrease in cash paid for business acquisitions and other investments of $22 million; and other investing activities of $12 million during the nine months ended September 30, 2018, which did not reoccur in 2019.

Net cash used in financing activities for the nine months ended September 30, 2019 decreased by $324 million when compared to the same period in 2018, primarily due to a net repayment on our 2015 Credit Facility of $230 million and cash used to purchase shares of our common stock under our existing share repurchase program of $100 million, both during the nine months ended September 30, 2018, which did not reoccur in 2019.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2018. As of September 30, 2019, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  Refer to “Liquidity and Capital Resources” in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our contractual obligations and commercial commitments.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011 and 2012-2016 tax years, under an employment tax audit by the IRS for the 2013 and 2014 tax years, and have various ongoing audits for state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of September 30, 2019, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia and our 2012 and 2013 standalone IRS audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of TripAdvisor’s standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $50 million to $55 million at the close of the audit if the IRS prevails, after consideration of competent authority relief, exclusive of interest and penalties and potential reductions in transition tax, as part of the 2017 Tax Act, which could be significant. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2013 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities.

The Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project, and issued the Action 1 report in 2015 to address the tax challenges arising from digitalization. Since then, the OECD/G20 Inclusive Framework have issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. As the OECD/G20 Inclusive Framework drives toward a consensus long-term solution, several countries have introduced unilateral digital service tax initiatives which impose new types of non-income taxes, including taxes based on a percentage of revenue. In July 2019, France signed into law a 3% digital services tax to be applied retroactively as of January 1, 2019. We recorded an estimate of $3 million for digital service tax to general and administrative expense on our unaudited condensed consolidated statement of operations during the three months ended September 30, 2019, however we continue to assess the financial impact of this new law. The Company is also monitoring other countries in which we do business, such as Italy, Spain, and the United Kingdom who have also proposed similar taxes which are likely to be applicable at some point during 2020. The Company will continue to monitor developments and determine the financial impact worldwide of these initiatives.

Additionally, we continue to accumulate positive cash flows in foreign jurisdictions, which we consider indefinitely reinvested, although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to certain income taxes or tax benefits, which are not expected to be material.

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

There has been no material change in our market risk profile during the nine months ended September 30, 2019. For additional information, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

We have significant operations in both the United Kingdom and the European Union. Those operations are highly integrated across the United Kingdom and the European Union, and are highly dependent on the free flow of labor and goods in those regions. The United Kingdom’s referendum to exit the European Union, known as Brexit, creates uncertainty about the future relationship between the United Kingdom and the European Union. The ongoing uncertainty and potential re-imposition of border controls and customs duties on trade between the United Kingdom and European Union nations could negatively impact our merchant and customer relationships and financial performance. In addition, uncertainty regarding the terms and timeline for Brexit could continue to adversely affect consumer confidence and spending in the United Kingdom. We are unable to predict the effect Brexit will have on our business and results of operations since it is unclear whether Brexit will occur and, if so, the terms and timing of the withdrawal.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, since the United Kingdom’s referendum to exit the European Union, known as Brexit, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British pound as compared to the U.S. Dollar. We have significant operations in both the United Kingdom and the European Union. Our operations and those of our merchants are highly integrated across the United Kingdom and the European Union and are highly dependent on the free flow of labor and goods in those regions. There remains significant uncertainty about the future relationship between the United Kingdom and the European Union. The ongoing uncertainty and potential outcomes could negatively impact our merchant and customer relationships and financial performance. In addition, uncertainty could continue to adversely affect consumer confidence and spending in the United Kingdom. We could face new regulatory costs and challenges if Brexit does occur and the U.K. regulations diverge from those of the European Union. Since the United Kingdom’s exit from the European Union and the terms of that exit are uncertain, we are unable to predict the effect Brexit will have on our business and results of operations.

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

We also compete with different types of companies in the various markets and geographies where we operate, including large and small companies in the travel space as well as broader service providers. More specifically:

•

In our Hotels, Media & Platform segment, we face competition from, and in some cases partner with, the following businesses: OTAs (including Expedia and Booking and many of their respective subsidiaries and operating companies); hotel metasearch providers (including trivago, a subsidiary of Expedia, Kayak and HotelsCombined, subsidiaries of Booking, and Trip.com Group Limited, formerly known as Ctrip.com International, Ltd); large online search, social media, and marketplace platforms and companies (including Google, Facebook, Microsoft’s Bing, Yahoo, Baidu, Alibaba, and Amazon); and traditional offline travel agencies; and global hotel chains seeking to promote direct bookings.

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

There has been a proliferation of new channels through which providers can offer accommodations, experiences and restaurant reservations.  Metasearch services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant’s brand to drive consumers directly to its website. Some of our competitors and potential competitors offer a variety of online services, many of which are used by competitors more frequently than online travel services.  In addition, in some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order gain market share. Many of our competitors (such as Google, Booking and Trip.com Group) have significantly greater financial, technical, marketing and other resources than us and have more expertise in developing online commerce and facilitating internet traffic as well as large client bases. They also have the ability to leverage other aspects of their business to enable them to compete more effectively against us. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product ("Google Flights") and a hotel metasearch product ("Google Hotel Ads") that are growing rapidly, as well as its "Book on Google" reservation functionality and its Google Trips app.

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

The promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we provide services could require us to change certain aspects of our business, operations and commercial relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the company to additional liabilities. For example, in 2018, the European Union adopted GDPR implementing enhanced data protection requirements and other jurisdictions have adopted or are contemplating similar legislation.  This legislation could increase the cost and complexity of delivering our services. Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, impede development of new products, result in negative publicity, require significant management time, increase costs and/or subject us to additional liabilities. Violations of these laws and regulations could result in penalties and/or criminal sanctions against us, our officers or our employees and/or restrictions on the conduct of parts of our business in certain jurisdictions.

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

In addition, we are subject to legislation intended to enhance the privacy and security of personal data, including credit card information (such GDPR and the California Consumer Privacy Act).  There are a number of proposals for data privacy laws pending or proposed in other jurisdictions, including at both the state and federal level of the United States as well as internationally. Implementing and complying with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our business operations. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in governmental enforcement actions, fines and/or penalties, litigation or public statements that could harm our reputation and cause our users and travel partners to lose trust in us, any of which could have an adverse effect on our business, brand, market share and results of operations.

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

A "cookie" is a text file that is stored on a user's web browser by a website. Cookies are common tools used by thousands of websites, including ours, to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website), market to consumers and enhance the user experience on a website. Cookies are valuable tools for websites like ours to improve the customer experience and increase conversion on their websites. Many countries have adopted regulations governing the use of "cookies" by websites servicing consumers. To the extent any such regulations require "opt-in" consent before certain cookies can be placed on a user's web browser or the ability of users to “opt-out”, our ability to serve certain customers in the manner we currently do, including with respect to retargeting of advertising, might be adversely affected and our ability to continue to improve and optimize performance on our websites might be impaired, either of which could negatively affect a consumer's experience using our services and our business, market share and results of operations.

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

At September 30, 2019, we had no outstanding long-term debt; however, we continue to have existing credit facilities from which we can borrow significant amounts. As such, we are still subject to risks relating to our indebtedness that include:

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

Additionally, we continue to accumulate positive cash flow in foreign jurisdictions, which we consider indefinitely reinvested, although we will continue to evaluate the impact of the 2017 Tax Act on our capital deployment within and outside the U.S. Should we distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to certain income taxes or tax benefits, which are not expected to be material.

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

The OECD has been working on a Base Erosion and Profit Shifting Project, and issued the Action 1 report in 2015 to address the tax challenges arising from digitalization. Since then, the OECD/G20 Inclusive Framework have issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. As the OECD/G20 Inclusive Framework drives toward a consensus long-term solution, several countries have introduced unilateral digital service tax initiatives which impose new types of non-income taxes, including taxes based on a percentage of revenue. In July 2019, France signed into law a 3% digital services tax to be applied retroactively as of January 1, 2019.  We recorded an estimate of $3 million for digital service tax to general and administrative expense on our unaudited condensed consolidated statement of operations during the three months ended September 30, 2019, however we continue to assess the financial impact of this new law. The Company is also monitoring other countries in which we do business, such as Italy, Spain, and the United Kingdom who have also proposed similar taxes which are likely to be applicable at some point during 2020. The Company will continue to monitor developments and determine the financial impact worldwide of these initiatives.

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

We continue to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, we are currently under IRS audit for the 2009, 2010, and 2011 tax years. In connection with that audit, we received, in January 2017 and April 2019, notices of proposed adjustment from the IRS for the 2009, 2010, and 2011 tax years, which would result in an increase in our worldwide income tax expense. The proposed adjustments would result in an increase to our worldwide income tax expense in an estimated range totaling $15 million to $20 million for those specific years related to the pre spin-off years after consideration of competent authority relief, exclusive of interest and penalties and potential reductions in transition tax, as part of the 2017 Tax Act, which could be significant. The outcome of these matters or any other audits could subject us to significant tax liabilities.

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

We do not pay regular quarterly or annual cash dividends on our stock.

On November 1, 2019, the Company's Board of Directors declared a special cash dividend of $3.50 per share, or approximately $490 million in the aggregate.  Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Therefore, investors should not rely on regular quarterly or annual dividend income from shares of our common stock and investors should not rely on special dividends with any regularity or at all. Investors should rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize future gains on their investments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2019, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

          On January 31, 2018, our Board of Directors authorized a repurchase of up to $250 million of our shares of common stock under a share repurchase program. This share repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. The Company did not repurchase any shares of outstanding common stock during the three and nine months ended September 30, 2019 under this existing share repurchase program. As of September 30, 2019, we had a remaining $150 million available to repurchase shares of our common stock under this share repurchase program. On November 1, 2019, the Company's Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TripAdvisor, Inc.
By:	/s/ Ernst Teunissen
Ernst Teunissen
Chief Financial Officer

November 6, 2019