Form 10-K
period 2019-12-31
TripAdvisor, Inc.
filed 2020-02-19
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,872,586,695 based on the closing price on The NASDAQ Global Select Market on such date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at February 12, 2020
Common Stock, $0.001 par value per share	123,286,835 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2019. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

We refer to Tripadvisor, Inc. and our wholly-owned subsidiaries as “Tripadvisor,” “the Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The following words, when used, are intended to identify forward-looking statements: “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “target,” “result,” “should,” “will,” and similar expressions which do not relate solely to historical matters. We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements are more fully described in Part I. Item 1A. "Risk Factors." Moreover, we operate in a rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise.

Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the U.S. Securities and Exchange Commission, or the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise.

PART I

Item 1.	Business

Overview

Tripadvisor, Inc. (“Tripadvisor”, “the Company”, “we”, or “us”) is a leading online travel company and our mission is to help people around the world plan, book and experience the perfect trip. We operate a global travel platform that connects the world’s largest audience of prospective travelers with travel partners through rich content, price comparison tools, and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants.

Under our flagship brand, Tripadvisor, we launched www.Tripadvisor.com in the United States in 2000. Since then, we have launched localized versions of the Tripadvisor website in 48 markets and 28 languages worldwide. Tripadvisor features 859 million reviews and opinions on 8.6 million places to stay, places to eat and things to do – including 1.4 million hotels, inns, B&Bs and specialty lodging, 842,000 rental properties, 5.2 million restaurants and 1.2 million travel activities and experiences worldwide. Tripadvisor’s rich content and engaged community attract the world’s largest travel audience, based on monthly unique visitors, including 463 million average monthly unique visitors in the third quarter of 2019 during the peak summer travel season.

In addition to the flagship Tripadvisor brand, we own and operate a portfolio of travel media brands and businesses, operating under various websites, including the following: www.airfarewatchdog.com, www.bokun.io, www.bookingbuddy.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.restorando.com, and www.bookatable.co.uk), www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.singleplatform.com, www.smartertravel.com, www.vacationhomerentals.com, and www.viator.com.

Our Industry and Market Opportunity

We operate in the global travel industry, focusing exclusively on online travel and travel-related activity, and the online advertising market.

According to Phocuswright, an independent travel, tourism and hospitality research firm, the annual global travel market represents $1.7 trillion in sales and is increasingly shifting online. As consumer online travel media consumption and online travel commerce activity increases, we believe travel and travel-related businesses will continue to allocate greater percentages of their marketing budgets to online channels in order to grow their businesses. We believe this creates a significant long-term growth opportunity for our business.

Our Business Model

Our businesses match demand, or consumers that seek to discover, research, price compare and book the best travel experiences online, with supply from travel partners around the world that provide travel accommodations and experiences.

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

Travel Partners

Our portfolio of travel-related websites enables our travel partners to be discovered, to advertise and to sell their services to a global travel audience. Travel partners may include hotel chains, independent hoteliers, online travel agencies, or OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers—that seek to market and sell their products and services to a global audience. We enable media advertising opportunities – and in some cases, facilitate transactions between consumers and travel partners in a number of ways, including by sending referrals to our travel partners’ websites, facilitating bookings on behalf of our travel partners, or by serving as the merchant of record – particularly in our Experiences and Rentals offerings – and by offering advertising placements on our websites and mobile apps.

Segments and Products

We manage our business based on the following reportable segments: (1) Hotels, Media & Platform and (2) Experiences & Dining.

The Hotels, Media & Platform segment includes revenue generated from the following sources:

•

Tripadvisor-branded Hotels Revenue. Our largest source of Hotels, Media & Platform segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly OTAs and direct suppliers in the hotel category. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, also known as our hotel metasearch auction, where our travel partner CPC bids for rates and availability to be listed on our site are submitted. We also offer subscription-based advertising to hotel partners, owners of B&Bs and other specialty lodging properties, enabling subscribers to advertise their businesses on our websites, as well as manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less. We also offer travel partners the opportunity to advertise and promote their business through hotel sponsored placements on our websites. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that our travel partners pay are based on a pre-determined contractual rate. In addition, transaction revenue is generated from our hotel instant booking feature, which enables hotel shoppers to book directly with a travel partner, with the latter serving as the merchant of record for the transaction, without leaving our website. We earn a commission from our travel partners for each traveler that completes a hotel reservation on our website based on a pre-determined contractual commission rate.

•

Tripadvisor-branded Display and Platform Revenue. We offer travel partners the ability to promote their brands in a contextually-relevant manner through a variety of display-based advertising placements on our websites. Our display-based advertising clients are predominantly direct suppliers of hotels, air travel and cruises, as well as destination marketing organizations. Other display advertising partners include OTAs and other travel-related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or CPM, basis.

The Experiences & Dining segment includes revenue generated from the following sources:

•

Experiences. We provide information and services that allow consumers to research and book activities and attractions in popular travel destinations both through Viator, our dedicated Experiences offering, and on our Tripadvisor website and mobile apps. We also power travel activities and experiences booking capabilities to consumers on affiliate partner websites, including some of the world’s top airlines, hotel chains, and online and offline travel agencies. We work with local tour or travel activities/experiences operators (“the supplier”) to provide consumers the ability to book tours, activities and experiences (“the activity”) in popular destinations worldwide. We generate commissions for each booking transaction we facilitate through our online reservation system. To a lesser extent, we earn commissions from affiliate partners, or third-party merchant partners who display and promote on their websites the supplier activities available on our platform to generate bookings.

•

Dining. We provide information and services for consumers to research and book restaurants in popular travel destinations through our dedicated restaurant reservations offering, TheFork, and on our Tripadvisor-branded websites and mobile apps. TheFork is an online restaurant booking platform operating on a number of websites (including www.thefork.com, www.lafourchette.com, www.eltenedor.com, www.restorando.com and www.bookatable.co.uk), with a network of restaurant partners located primarily across the United Kingdom (the “U.K.”), Europe, Australia, and South America. We primarily generate transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system. To a lesser extent, we also generate subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services, marketing analytic tools, and menu syndication services provided by TheFork and Tripadvisor. In addition, we also offer restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on our website. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of users who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for media advertising placements that our restaurant partners pay are based on a pre-determined contractual rate.

Other is a combination of our Rentals, Flights/Cruises/Car, SmarterTravel, and Tripadvisor China business units and is not considered a reportable segment. Other includes revenue generated from the following sources:

•

Our Rentals offering provides information and services that allow travelers to research and book vacation and short-term rental properties, including full homes, condominiums, villas, beach properties, cabins and cottages. Rentals generates revenue primarily by offering individual property owners and managers the ability to list their properties on our websites and mobile apps thereby connecting with travelers through a free-to-list, commission-based option or, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, www.vacationhomerentals.com, and on our Tripadvisor-branded websites and mobile apps. In addition, Other also includes revenue generated from flights, cruise, and car offerings on Tripadvisor, as well as revenue from non-Tripadvisor-branded websites not otherwise described above, such as www.bookingbuddy.com, www.cruisecritic.com, www.onetime.com and www.smartertravel.com, and Tripadvisor China, which primarily includes click-based advertising and display-based advertising revenue.

For further information regarding our segments, including a change in reportable segments during 2019, financial information, and the principal revenue streams within these segments, refer to “Note 1: Organization and Business Description” and “Note 18: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K.

Seasonality

Consumers’ travel expenditures follow a seasonal pattern. Correspondingly, travel partners’ advertising investments and, therefore, our revenue and profits, also follow a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. Significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

Our Growth Strategy

Phocuswright, an independent travel, tourism and hospitality research firm, estimates the annual global travel market (not including dining) at $1.7 trillion of bookings and we believe that Tripadvisor’s influence in the travel ecosystem remains significant. Our growth strategy aims to increase revenue by deepening customer engagement on our platform by pursuing the following key strategies, including:

•	continue building products that reduce friction throughout the travel planning and trip-taking journey and delight travelers;
•	deepen consumer engagement with our platform (including, but not limited to, membership growth, mobile app engagement and overall repeat usage);
•	invest in technology to further improve our customer and supplier experiences;
•	deepen travel partner engagement with our platform by expanding the number of products and services we offer;
•

invest in and grow certain categories where we lead the broader travel market today and/or can leverage unique assets, such as hotel business to business (“B2B”) services, media advertising, experiences and restaurants;

•	leverage our technological and operational efficiencies; and
•	opportunistically pursue strategic acquisitions.

Marketing and Competition

We compete with other companies in attractive, rapidly evolving categories of the travel industry. In these areas, we compete for content, traffic, advertising dollars and, more generally, to attract and retain our users’ attention, both in terms of reach and engagement. Since our products and those of our competitors are typically free, we compete based on our brand, the quality and nature of our product offerings and our online travel search and price comparison services (or metasearch), rather than on price. As such, we invest heavily in constantly improving our user experience and expanding content, listings and bookable inventory.

We also invest to amplify our global brand and raise consumer awareness of, and engagement with, our end-to-end product offerings. We leverage a number of online and offline marketing channels, including online search engines (primarily Google), social media, email and brand advertising (primarily television advertising). The relative success of our marketing strategy is more measurable on some of these channels than others, and can be influenced by changes that we, our travel partners, or our competitors make to our respective products and marketing strategies. During 2019, our total advertising expense was approximately $423 million, primarily driven by investments in online search engines, and to a lesser extent, investments in offline marketing channels, which was primarily television advertising. We intend to continue to promote brand awareness through both online and offline advertising efforts. We compete globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservation and related services. The markets for the services we offer are intensely competitive, and current and new competitors can launch new services at a relatively low cost.

We also compete with different types of companies in the various markets and geographies where we operate, including large and small companies in the travel space as well as broader service providers. More specifically:

•	In our Hotels, Media & Platform segment, we compete, and in some cases partner, with the following businesses:
o

OTAs (including Expedia Group, Inc., or “Expedia”, Booking Holdings, Inc., or “Booking”, Trip.com Group Limited (formerly known as Ctrip.com International, Ltd) and their respective subsidiaries and operating companies);

o	hotel metasearch providers (including Google, trivago (a subsidiary of Expedia), Kayak and HotelsCombined (subsidiaries of Booking));
o	large online search, social media, and marketplace platforms and companies (including Google, Facebook, Microsoft’s Bing, Yahoo, Baidu, Alibaba, and Amazon);
o	traditional offline travel agencies; and

o	global hotel chains seeking to promote direct bookings.
•

We also compete with offerings in our Experiences & Dining segment. Experiences competes with online travel agencies, such as Airbnb, Booking, GetYourGuide and Klook; traditional travel agencies; online travel service providers; and wholesalers, among others.  Dining competes with other online restaurant reservation services, such as SeatMe (owned by Yelp) and OpenTable (a subsidiary of Booking).

Commercial Relationships

We have a number of commercial relationships that are important to the success of our business. Although these relationships are memorialized in agreements, many of these agreements are for limited terms or are terminable at will or on short notice. As a result, we seek to ensure the mutual success of these relationships.

We have commercial relationships with a majority of the world’s leading OTAs, as well as thousands of other travel partners, pursuant to which these companies primarily purchase traveler leads from us, generally on a click-based advertising basis. For the years ended December 31, 2019, 2018 and 2017 our two most significant travel partners were Expedia Group, Inc. and Booking Holdings, Inc., which each accounted for more than 10% of our consolidated revenue and together accounted for approximately 33%, 37% and 43% of our consolidated revenue, respectively. Nearly all of this concentration of revenue is recorded in the Tripadvisor-branded Hotels revenue line within our Hotels, Media & Platform segment for these reporting periods.

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

Our systems infrastructure for Tripadvisor-branded websites is housed at two geographically separate facilities and hosted by Amazon Web Services. Our infrastructure installations have multiple communication links as well as continuous monitoring and engineering support. Each facility is fully self-sufficient and operational with its own hardware, networking, software and content, and is structured in an active/passive, fully redundant configuration. Substantially all of our software components, data, and content are replicated in multiple datacenters and development centers, as well as backed up at offsite locations. Our systems are monitored and protected though multiple layers of security. Several of our individual subsidiaries and businesses have their own data infrastructure and technology teams.

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

In addition, we provide advertising data and information and conduct marketing activities that are subject to consumer protection laws that regulate unfair and deceptive practices, domestically and internationally, including, in some countries, pricing display requirements, licensing and registration requirements and industry specific value-added tax regimes. The United States (as well as individual states), the European Union (as well as member states) and other countries have adopted legislation that regulates certain aspects of the internet, including online editorial and user-generated content, data privacy, behavioral targeting and online advertising, taxation, and liability for third-party activities. It is difficult to accurately predict how such legislation will be interpreted and applied or whether new taxes or regulations will be imposed on our services, and whether or how we might be affected. Increased regulation of the internet could increase the cost of doing business or otherwise materially adversely affect our business, financial condition or operating results.

We are subject to laws that require protection of user privacy and user data.  As our business has evolved, we have begun to receive and store a greater volume of personally identifiable data.  This data is increasingly subject to laws and regulations in numerous jurisdictions around the world.  For example, the European Union, in May 2018, adopted the General Data Protection Regulation, or GDPR, which requires companies, including ours, to meet enhanced requirements regarding the handling of personal data. In addition, the State of California adopted the Consumer Privacy Protection Act which became effective January 1, 2020 and also enhances privacy rights and consumer protection for residents of California.  In addition, similar laws have been adopted or are currently under discussion in other jurisdictions. The enactment, interpretation and application of these laws is still in a state of flux.

Also, on June 23, 2016, the U.K. passed a referendum to exit the European Union, known as Brexit, and the U.K. ceased to be a member of the EU on January 31, 2020.  The EU and U.K. will continue to work on the terms of the departure through a transition period ending December 31, 2020.  Since the final terms of the U.K.’s exit from the European Union remain uncertain, we are unable to predict the effect Brexit will have on our business and results of operations; however, we will likely face new regulatory costs and challenges if the U.K. regulations diverge from those of the European Union.

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

As a result of these transactions, as of December 31, 2019, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 14.6% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.5% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.9% of our voting power.

Employees

As of December 31, 2019, we had 4,194 employees. Of these employees, 45% were based in the United States. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

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

Our long-term success depends on our continued ability to attract a significant number of visitors to our platforms in a cost-effective manner, to convert those visitors into consumers and then to continue to engage those consumers throughout the travel planning, booking and trip-taking phases. Our traffic and user engagement could be adversely affected by a number of factors, including but not limited to, increased competition; inability to provide quality content, inventory or supply to our consumers; declines or inefficiencies in traffic acquisition; reduced awareness of our brands; and macroeconomic conditions. Certain of our competitors have advertising campaigns expressly designed to drive traffic directly to their websites, and these campaigns may negatively impact traffic to our site. Our traffic growth could decline over time and our success could become increasingly dependent on our ability to increase levels of user engagement on our platform. There can be no assurances that we will continue to provide content and products in a manner that meets rapidly changing demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage users, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to our websites and negatively impact our business and financial performance.

We rely on internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with our products.  If links to our websites and apps are not displayed prominently, traffic to our platform could decline and our business would be negatively affected.

We rely heavily on internet search engines to generate a significant amount of traffic to our websites, principally through SEM (i.e., the purchase of travel-related keywords) as well as through SEO (i.e., free, or organic, search). The number of consumers we attract from search engines to our platform is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages, or SERPs. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our control and may change frequently. Search engines frequently update and change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our travel partners, or if competitive dynamics impact the cost or effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected. Furthermore, our failure to successfully manage our SEO and SEM strategies and/or other traffic acquisition strategies could result in a substantial decrease in traffic to our websites, as well as increased costs to the extent we replace free traffic with paid traffic.

In some instances, search and metasearch companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google, a significant source of traffic to our website accounting for a substantial portion of the visits to our websites, frequently promotes its own competing products in its web search results, which has negatively impacted placement of references to our company and our website on the SERP. Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.

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

In addition, advertising revenue could be impacted by a number of other factors, including, but not limited to, the following:

•	Our inability to increase or maintain user engagement;
•	Our inability to increase or maintain the quantity and quality of ads shown to consumers, including as a result of technical infrastructure constraints;
•	The development of technologies that can block the display of our ads or block our ad measurement tools, particularly for advertising displayed on tablets and/or on mobile platforms;
•	The effectiveness of our ad targeting or degree to which consumers opt out of certain types of ad targeting;
•

Adverse government actions or legal developments relating to advertising, including legislative and regulatory developments and developments in litigation that limit our ability to deliver or target advertising; and

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

We derive a substantial portion of our revenue from a relatively small number of advertising partners and rely significantly on our relationships. For example, for the year ended December 31, 2019, our two most significant advertising partners, Expedia and Booking (and their subsidiaries), accounted for a combined 33% of total revenue. While we enter into master advertising contracts with our partners, as discussed above, most of these contracts can be terminated by our partners at will or on short notice. If any of our significant advertisers were to cease or significantly curtail advertising on our websites, we could experience a rapid decline in our revenue over a relatively short period of time which would have a material impact on our business.

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

In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product changes, competitive pressures, litigation or regulatory activity could adversely affect our reputation with our consumers and our partners. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue.

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

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smartphones and tablets such as the iPad, coupled with web browsing functionality and development of thousands of useful apps available on these devices, is driving substantial online traffic and commerce to mobile platforms.  We have experienced a significant shift of business to mobile platforms and our advertising partners are also experiencing a rapid shift of traffic to mobile platforms.  We anticipate that the rate of use of these devices will continue to grow. The functionality and user experience associated with these alternative devices, such as a smaller screen size or lack of a screen, may make the use of our platform through such devices more difficult.  Our websites and apps, when utilized on mobile phone devices, monetize at a significantly lower rate than desktops and advertising opportunities are more limited on these mobile devices.  Additionally, consumer purchasing patterns differ on alternative devices.  For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance.  Mobile consumers may also be unwilling to download multiple apps from multiple companies providing similar services or contribute high quality content through such devices.  As a result, the consumer experience with mobile apps and brand recognition are likely to become increasingly important.  We expect that the ways in which consumers engage with our platform will continue to change over time as consumers increasingly engage via alternative devices.

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

Our success will also depend on the interoperability of our products with a range of technologies, systems, networks and standards or in creating, maintaining and developing relationships with key participants in related industries, some of which may be our competitors.  For example, Google’s Android and Apple’s iPhone are the leading smartphones in the world; therefore, our products need to synergistically function on their respective operating systems in order to create a positive user experience on a mobile device. However, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. Similarly, Apple obtained a patent for “iTravel,” a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple’s iPhone operating system includes “Wallet,” a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple’s intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smartphone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we do. Apple may use or expand iTravel, Wallet, Siri (Apple’s voice recognition “concierge” service), Apple Pay (Apple’s mobile payment system) or another mobile app or functionality as a means of entering the travel reservations marketplace. To the extent Google or Apple use their mobile operating systems, app distribution channels or, in the case of Google, search services, to favor their own travel service offerings, there may be an adverse effect on our ability to compete in the mobile space.

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

Declines or disruptions in the economy in general and travel industry, in particular, could adversely affect our businesses and financial performance.

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

For example, since the U.K. initiated the process to exit the European Union, known as Brexit, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British pound as compared to the U.S. Dollar. We have significant operations in both the U.K. and the European Union. Our operations and those of our merchants are highly integrated across the U.K. and the European Union and are highly dependent on the free flow of labor and goods in those regions. Although the U.K. ceased to be a member of the E.U. on January 31, 2020, the U.K. and E.U. will continue to work on the terms of the departure through a transition period ending December 31, 2020.  As a result, there remains significant uncertainty about the future relationship between the U.K. and the E.U. The ongoing uncertainty and potential outcomes could negatively impact our merchant and customer relationships and financial performance. In addition, uncertainty could continue to adversely affect consumer confidence and spending in the U.K. We could face new regulatory costs and challenges when the final terms of the governing relationships and final U.K. regulations are determined.  Since the final terms of that exit and the U.K. regulatory environment are uncertain, we are unable to predict the effect Brexit will have on our business and results of operations.

As another example, our financial results may be negatively impacted by the 2019 Novel Coronavirus outbreak.  The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the coronavirus, the extent and effectiveness of containment actions taken and the impact of these and other factors on travel behavior.

We operate in an increasingly competitive global environment and our failure to compete effectively could reduce our market share and harm our financial performance.

We compete in a rapidly evolving and competitive industry. We face competition for content, consumers, advertisers, online travel search and price comparison services, or what is known in the industry as metasearch, and online reservations. We compete globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservation and related services. The markets for the services we offer are intensely competitive, and current and new competitors can launch new services at a relatively low cost.

We also compete with different types of companies in the various markets and geographies where we operate, including large and small companies in the travel space as well as broader service providers. More specifically:

•

In our Hotels, Media & Platform segment, we face competition from, and in some cases partner with, the following businesses: OTAs (including Expedia and Booking and many of their respective subsidiaries and operating companies); hotel metasearch providers (including trivago, Kayak and HotelsCombined, subsidiaries of Booking, and Trip.com Group Limited, formerly known as Ctrip.com International, Ltd); large online search, social media, and marketplace platforms and companies (including Google, Facebook, Microsoft’s Bing, Yahoo, Baidu, Alibaba, and Amazon); and traditional offline travel agencies; and global hotel chains seeking to promote direct bookings.

•

We also face competition from different companies in each of the offerings in our Experiences & Dining segment. Experiences competes with online travel agencies, such as Airbnb, Booking, GetYourGuide and Klook; traditional travel agencies; online travel service providers; and wholesalers, among others.  Dining competes with other online restaurant reservation services, such as SeatMe (owned by Yelp) and OpenTable (a subsidiary of Booking).

There has been a proliferation of new channels through which providers can offer accommodations, experiences and restaurant reservations.  Metasearch services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant’s brand to drive consumers directly to its website. Some of our competitors and potential competitors offer a variety of online services, many of which are used by competitors more frequently than online travel services.  In addition, in some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. Many of our competitors (such as Google, Booking and Trip.com Group Limited) have significantly greater financial, technical, marketing and other resources than us and have more expertise in developing online commerce and facilitating internet traffic as well as large client bases. They also have the ability to leverage other aspects of their business to enable them to compete more effectively against us. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product ("Google Flights")

and a hotel metasearch product ("Google Hotel Ads") that are growing rapidly, as well as its "Book on Google" reservation functionality and its Google Trips app.

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

We strive to create the best experience for our users, providing them with the information, products and tools to enable them to plan, book, and experience the perfect trip. We believe that in doing so we will increase our rates of conversion, our revenue and, ultimately, our financial performance over the long-term. We have taken actions in the past and may continue to make decisions in the future that have the effect of reducing our short-term revenue or profitability if we believe that the decisions benefit the overall user experience. For example, we may introduce new products or changes to existing products or the user experience that decrease rates of conversion but increases revenue.  In addition, our approach of putting users first may negatively impact our relationship with existing or prospective partners. These actions and practices could result in a loss of partners, which in turn could harm our results of operations. The short-term reductions in revenue or profitability could be more severe than we anticipate or these decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with consumers and travel partners, and our business and results of operations could be harmed. In addition, if new or enhanced products fail to engage users or if we are unsuccessful in our effort to monetize these initiatives, we may fail to generate sufficient revenue, profit margin or other value to justify our investments, in which case our business and results of operations would be adversely affected.

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

Over the years, we have experienced rapid growth in some areas of our business, including through acquisitions of other businesses and in new international markets. We continue to make substantial investments in our technology, product and sales, and marketing organizations. This growth places substantial demands on management and our operational infrastructure. In addition, as our business matures, we make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products and acquisitions. These changes may result in a temporary lack of focus or productivity or otherwise impact our business.

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

We operate in a number of jurisdictions both inside and outside of the United States and continue to expand our operations both domestically and internationally. Many regions have different economic conditions, languages, currencies, consumer expectations, legislation, regulatory environments (including labor laws and customs), tax laws, levels of consumer acceptance and use of the internet for commerce and levels of political stability. We are subject to associated risks typical of global businesses, including, but not limited to, the following:

•     Compliance with additional laws and regulations (including the Foreign Corrupt Practices Act, the U.K. Bribery Act, the EU General Data Protection Regulation (or GDPR) and the California Consumer

Privacy Act (or CCPA)), data privacy requirements, labor and employment law, laws regarding advertisements and promotions and anti-competition regulations;

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

Our strategy includes continued expansion in existing international and new international markets. Many of these markets have different economic conditions, customers, languages, currencies, consumer expectations, levels of consumer acceptance and use of the internet for commerce, legislation, regulatory environments, tax laws and levels of political stability, and we are subject to associated risks typical of international businesses.  International markets have strong local competitors with established brands and travel service providers or relationships that may make expansion in certain markets difficult and costly and take more time than anticipated. In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. In some markets, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of internet or travel-related businesses illegal or difficult or may make direct participation in those markets uneconomic, which could make our entry or expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs.  If we are unsuccessful in expanding in new and existing markets and effectively managing that expansion, our business and results of operations could be adversely affected. A number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted U.S. tax legislation, Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Foreign governments may enact tax laws that could result in further changes to global taxation and materially affect our financial position and results of operations.

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

We are regularly subject to claims, lawsuits, government investigations and other proceedings involving, among other matters, patent and intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient, occupancy and accommodation taxes), regulatory compliance (including competition and consumer protection matters), defamation and free speech (including intermediary liability and platform immunity challenges), labor and employment matters and commercial disputes.

Such claims, lawsuits, government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings could have an adverse impact on us because of legal costs, diversion of management resources, injunctions or damage awards and other factors. Determining reserves for our pending litigation or other legal proceedings is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial damages, fines or penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, the release of confidential information or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices or other field action, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could adversely affect our business and results of operations.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business or financial performance.

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to internet and online commerce, internet advertising, consumer protection, intermediary liability, data security and privacy, travel and rental licensing and listing requirements and tax. In some cases, these laws continue to evolve.

For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to internet and online commerce that may relate to liability for information retrieved from or transmitted over the internet, online editorial and user-generated content, user privacy, data security, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally. Also, evolving case law and new legislation involving worker classification, including a new law in California, increase the potential for litigation and government audits in this area and may have ramifications as to how we operate certain segments of our business and our engagement with independent contractors.

Further, our Rentals business has been and continues to be subject to regulatory developments globally that affect the rental industry and the ability of companies like us to list those rentals online. For example, some states and local jurisdictions, both domestically and internationally, have adopted, or are considering adopting, statutes or ordinances that prohibit property owners and managers from renting certain properties on a short-term basis or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations.  Some states and local jurisdictions also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals. In addition, many homeowners, condominium and neighborhood associations have adopted or are considering adopting rules that prohibit or restrict property owners and managers from short-term rentals. Operating in this dynamic regulatory environment requires significant management attention and financial resources.  We cannot assure that our efforts will be successful, and the investment and additional resources required to manage growth will produce the desired levels of revenue or profitability.

We also have been subject, and we will likely be subject in the future, to inquiries from time to time from regulatory bodies concerning compliance with consumer protection, competition, tax, data privacy and travel industry-specific laws and regulations. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies, regulatory authorities, courts and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. Further, if such laws and regulations are not enforced equally against other competitors in a particular market, our compliance with such laws may put us at a competitive disadvantage vis-à-vis competitors who do not comply with such requirements.

The promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we provide services could require us to change certain aspects of our business, operations and commercial relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the company to additional liabilities. For example, in 2018, the European Union adopted GDPR implementing enhanced data protection requirements and, in 2019, the State of California adopted the California Consumer Privacy Act (“CCPA”) implementing privacy rights and consumer protections for California residents.  Other jurisdictions have adopted or are contemplating similar legislation.  This legislation will continue to change the landscape for the use and protection of data and could increase the cost and complexity of delivering our services. Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, impede development of new products, result in negative publicity, require significant management time, increase costs and/or subject us to additional liabilities. Violations of these laws and regulations could result in penalties and/or criminal sanctions against us, our officers or our employees and/or restrictions on the conduct of parts of our business in certain jurisdictions.

Likewise, the SEC, Department of Justice (“DOJ”) and Office of Foreign Assets Controls (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. U.S. economic sanctions relate to transactions with designated foreign countries, including Cuba, Iran, North Korea, Syria and nationals and others of those countries, Ukraine/Russia related sanctions, as well as certain specifically targeted individuals and entities. We believe that our activities comply with OFAC, European Union, U.K. and other regulatory authorities’ economic sanction and trade regulations, as well as anti-money laundering and anti-corruption regulations, including the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act and the U.K. Criminal Finances Act. As regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal monetary penalties, litigation and damage to our reputation and the value of our brands.

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

Risks Related to Data Security and Privacy

Our processing, storage and use of personal information and other data subjects us to additional laws and regulations and failure to comply with those laws and regulations could give rise to liabilities.

We collect, process, store and transmit data, including personal information, for our consumers and our workforce. As a result, we are subject to a variety of laws in the United States and abroad regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other existing laws. In addition, the security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidence in our services. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the internet in the United States. Various U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online.

In addition, we are subject to legislation intended to enhance the privacy and security of personal data, including credit card information (such as GDPR, the CCPA and other country specific data protection laws).  There are a number of proposals for data privacy laws pending or proposed in other jurisdictions, including at both the state and federal levels of the United States as well as internationally. Implementing and complying with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our business operations. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in governmental enforcement actions, including, for example, fines and/or penalties, compliance orders, litigation or public statements that could harm our reputation and cause our users and travel partners to lose trust in us, any of which could have an adverse effect on our business, brand, market share and results of operations.

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

Our reputation and ability to attract, retain and service our consumers and travel partners is dependent upon the reliable performance and security of our computer systems, workforce and those of third parties we utilize in our operations.  Significant security issues, data breaches, cyberattacks and outages, interruptions or delays, in our systems or third party systems upon which we rely, could impair our ability to display content or process transactions and significantly harm our business. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our consumers or our travel partners, could expose us, our consumers and travel partners to a risk of loss or misuse of this information, damage our brand and reputation or otherwise harm our business and financial performance and result in government enforcement actions and litigation and potential liability for us.

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

Much of our business is conducted with third party partners and vendors, including, for example, marketing agencies and SaaS providers. A security breach at such third party could be perceived by consumers as a security breach of our systems and could result in negative publicity or damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such incidents may also result in a decline in our active user base or engagement levels.  Finally, failure of such third parties to comply with applicable disclosure requirements could expose us to liability.

We have acquired a number of companies over the years and may continue to do so in the future. As a result of these acquisitions, we may increase the volume of personal data that we collect, store, process and transmit. While we make significant efforts to address any information security issues and personal data protection issues with respect to our acquisitions, we may still inherit such risks when we integrate the acquired businesses.

Media coverage of data breaches and consumer rights has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with, applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security. Security breaches could also cause travelers and potential consumers to lose confidence in our data security, which would have a negative effect on the value of our brand.

Evolving guidance on use of "cookies" and similar technology could negatively impact the way we do business.

A "cookie" is a text file that is stored on a user's web browser by a website. Cookies are common tools used by thousands of websites, including ours, to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website), market to consumers, improve site security and enhance the user experience on a website. Cookies and similar tracking technologies are valuable tools for websites and apps like ours to improve the customer experience and increase conversion on their websites. Many countries have adopted data protection laws that introduce regulations governing the use of ~~"~~cookies and other similar tracking technologies~~"~~ by websites and app developers servicing consumers. To the extent any such regulations require "opt-in" or “affirmative” consent before certain cookies or trackers can be placed on a user's device or the ability of users to “opt-out” or control their preferences, our ability to serve certain customers in the manner we currently do, including with respect to retargeting or personalized advertising, might be adversely affected and our ability to continue to improve and optimize performance on our websites might be impaired, either of which could negatively affect a consumer's experience using our services and our business, market share and results of operations.

Risks Related to the Financial and Tax Matters

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

We are currently party to a credit agreement with respect to a $1.2 billion revolving credit facility maturing in May 2022 (the “2015 Credit Facility”). This agreement includes restrictive covenants that may impact the way we manage our business and may limit our ability to secure significant additional financing in the future on favorable terms. Our ability to secure additional financing and satisfy our financial obligations outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available or desirable, or even any, terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments.

We have indebtedness which could adversely affect our business and financial condition.

As of December 31, 2019, we had no outstanding long-term debt; however, we continue to have existing credit facilities from which we can borrow significant amounts. As such, we are still subject to risks relating to our potential indebtedness that include:

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

Our quarterly financial results have fluctuated in the past and will likely fluctuate in the future.  Additionally, we have limited operating history with the current scale of our business, which means it is difficult to forecast our financial results. As a result, you should not rely upon our quarterly financial results as indicators of future performance. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	Our ability to maintain and grow our user base and to increase user engagement;
•	Increase in marketing, sales and other operation expenses that we will incur to grow and expand our operations and to remain competitive;
•	Fluctuations in the marketing spend of our travel partners due to seasonality, episodic global or regional events or other factors;
•	The pricing of our ads and other products;
•	User behavior or product changes that may reduce traffic to features or products that we successfully monetize;
•	System failure or outages, which would prevent us from serving ads for any period of time;
•	Breaches of security or privacy and the costs associated with any such breaches and remediation;
•	Fees paid to third parties for content or promotion of our products and services;
•	Adverse litigation judgments, settlement or other litigation related costs;
•	Changes in the legislative or regulatory environment, including with respect to privacy and data protection, or engagement by government regulators, including final orders or consent decrees;

•	The impact of changes in tax laws, which are recorded in the period enacted and may significantly affect our effective income tax rates and non-income taxes;
•	Tax obligations that may arise from resolutions of tax examinations, including the examinations we are currently under that may materially differ from the amounts we have anticipated;
•	Fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	Changes in U.S. generally accepted accounting principles; and
•	Changes in global business and macroeconomic conditions.

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

Due to the global nature of our business, we are subject to income taxes in the United States and other foreign jurisdictions. In the event we incur net income in certain jurisdictions but incur losses in other jurisdictions, we generally cannot offset the income from one jurisdiction with the loss from another. This lack of flexibility increases our effective income tax rate. Furthermore, significant judgment is required to calculate our worldwide provision for income taxes and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.

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

The final determination of audits could be materially different from our income tax provisions and accruals and could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made. Also, our future effective income tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation.  If our effective income tax rates were to increase, our results of operations and cash flows would be adversely affected.

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

As an international business, we are subject to income taxes and non-income-based taxes in the United States and various other international jurisdictions.  Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, due to economic and political conditions, tax rates and tax regimes in various jurisdictions may be subject to significant change and the tax benefits that we intend to eventually derive could be undermined due to changing tax laws. Governments are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity, more aggressive positions taken by tax authorities and an increase in tax legislation.  Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.

The 2017 Tax Act has resulted in significant changes to the U.S. corporate income tax system. The tax law changes by the 2017 Tax Act are broad and complex and there are still uncertainties about how the 2017 Tax Act will be interpreted at both the U.S. federal and state levels.  The U.S. Treasury Department, the IRS and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. This could materially change the taxes that we recorded since 2017, and the expected future impact of the 2017 Tax Act on our business.

The OECD has been working on a Base Erosion and Profit Shifting Project, and issued the Action 1 report in 2015 to address the tax challenges arising from digitalization. Since then, the OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. As the OECD/G20 Inclusive Framework drives toward a consensus long-term solution, several countries have introduced unilateral digital service tax initiatives which impose new types of non-income taxes, including taxes based on a percentage of revenue. In July 2019, France signed into law a 3% digital services tax to be applied retroactively as of January 1, 2019.  We recorded an estimate of $3 million for digital service tax to general and administrative expense on our consolidated statement of operations during the year ended December 31, 2019; however, we continue to assess the financial impact of this new law. The Company is also monitoring other U.S. states and countries in which we do business, such as Italy, Spain, and the U.K., which have enacted or proposed similar taxes that will be applicable or are likely to be applicable during 2020. The Company will continue to monitor developments and determine the financial impact worldwide of these initiatives.

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

Changes in the tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.

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

We continue to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, we are currently under IRS audit for the 2009, 2010, and 2011 tax years. In connection with that audit, we received, in January 2017 and April 2019, Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years, which would result in an increase in our worldwide income tax expense. The proposed adjustments would result in a reimbursement to Expedia in an estimated range totaling $15 million to $20 million for those specific years related to the pre spin-off years after consideration of competent authority relief, exclusive of interest and penalties. The outcome of these matters or any other audits could subject us to significant tax liabilities.

We are subject to fluctuation in foreign currency exchange risk.

We conduct a significant and growing portion of our business outside the United States but report our results in U.S. dollars. As a result, we face exposure to movements in foreign currency exchange rates, particularly those related to the Euro, British pound, and Australian dollar. These exposures include, but are not limited to, re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur. For example, Brexit caused significant volatility in currency exchange rates, especially between the U.S. dollar and the British pound. Continued uncertainty regarding the final terms of Brexit may result in future exchange rate volatility. In addition, in the event that one or more European countries were to replace the Euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the Euro or the British pound, could adversely affect our net revenue growth in future periods.

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

Although the Company's Board of Directors declared, on November 1, 2019, a special cash dividend of $3.50 per share, or approximately $488 million in the aggregate, we do not pay regular quarterly or annual cash dividends.  Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Therefore, investors should not rely on regular quarterly or annual dividend income from shares of our common stock and investors should not rely on special dividends with any regularity or at all. Investors should rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize future gains on their investments.

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

We currently lease approximately 280,000 square feet for our corporate headquarters in Needham, Massachusetts, or Headquarters Lease, pursuant to a lease with an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. We also lease an aggregate of approximately 505,000 square feet of office space in approximately 50 other locations across North America, Europe, Asia Pacific and South America, in cities such as New York, Boston, London, Sydney, Barcelona, Buenos Aires and Paris, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates. We believe that our current facilities are adequate for our current operations and that additional leased space can be obtained on reasonable terms if needed. We do not legally own any real estate as of December 31, 2019.

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

Market Information

Our common stock is quoted on NASDAQ under the ticker symbol “TRIP.” Our Class B common stock is not listed and there is no established public trading market for that security. As of February 12, 2020, all of our Class B common stock was held by LTRIP.

Performance Comparison Graph

The following graph provides a comparison of the total stockholder return from December 31, 2014 to December 31, 2019, of an investment of $100 in cash on December 31, 2014 for Tripadvisor, Inc. common stock and an investment of $100 in cash on December 31, 2013 for (i) the Standard and Poor’s 500 Index (the “S&P 500 Index”), (ii) the NASDAQ Composite Index, and (iii) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the internet industry, including internet software and service companies and e-commerce companies. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Data for the S&P 500 Index, the NASDAQ Composite Index, and the RDG Internet Composite Index assume reinvestment of dividends.

This performance comparison graph is not “soliciting material,” is not deemed filed with the SEC and is not deemed to be incorporated by reference into any filing of Tripadvisor, Inc. under the Securities Act or any filing under the Exchange Act.

Holders of Record

As of February 12, 2020, there were 123,286,835 outstanding shares of our common stock held by 2,135 stockholders of record, and 12,799,999 outstanding shares of our Class B common stock held by one stockholder of record: LTRIP.

Dividends

On November 1, 2019, the Company's Board of Directors declared a special cash dividend of $3.50 per share, or approximately $488 million in the aggregate. The dividend was payable on December 4, 2019 to stockholders of record on November 20, 2019. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Therefore, investors should not rely on regular quarterly or annual dividend income from shares of our common stock and investors should not rely on special dividends with any regularity, or at all. Investors should rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize future gains on their investments.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required under this item is incorporated herein by reference to our 2020 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Unregistered Sales of Equity Securities

During the year ended December 31, 2019, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

Issuer Purchases of Equity Securities

On January 31, 2018, Tripadvisor’s Board of Directors authorized up to $250 million of share repurchases. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. As of December 31, 2018, we had $150 million remaining available to repurchase shares of our common stock under this share repurchase program. On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million. As of December 31, 2019, we had approximately $190 million available to repurchase shares of our common stock under this share repurchase program. This repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time.

A summary of information regarding our common stock repurchases during the fourth quarter of 2019 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate U.S. dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	—	$—	—	$150,000,033
November 1 to November 30	—	$—	—	$250,000,033
December 1 to December 31	2,059,846	$29.32	2,059,846	$189,601,661
Total	2,059,846		2,059,846

(1) Exclusive of fees and commission

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Revenue	$1,560	$1,615	$1,556	$1,480	$1,492
Total costs and expenses	1,373	1,432	1,432	1,314	1,260
Operating income	187	183	124	166	232
Income before income taxes	194	173	110	151	239
Net income (loss) (1)	126	113	(19)	120	198
Earnings (loss) per share attributable to common stockholders:
Basic	$0.91	$0.82	$(0.14)	$0.83	$1.38
Diluted	0.89	0.81	(0.14)	0.82	1.36
Weighted average common shares outstanding:
Basic	139	138	140	145	144
Diluted	141	140	140	147	146
Cash dividends declared per common share (2)	$3.50	—	—	—	—

	December 31,
	2019	2018	2017	2016	2015
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short and long-term marketable securities (2)	$319	$670	$735	$746	$698
Working capital (2)	98	522	621	527	553
Total assets	1,984	2,167	2,272	2,238	2,128
Long-term debt	—	—	230	91	200
Other long-term obligations under long-term lease liabilities (3)	142	83	84	84	84
Total liabilities (3)	823	696	909	736	716
Total stockholders’ equity (2)	1,161	1,471	1,363	1,502	1,412

(1)

The year ended December 31, 2017 reflects $67 million of tax expense recorded for the mandatory deemed repatriation of accumulative foreign earnings (the “Transition Tax”) and $6 million of tax expense recorded for the remeasurement of deferred taxes related to the 2017 Tax Act enacted on December 22, 2017. Refer to “Note 11: Income Taxes” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form10-K for further information on the financial statement impact of the 2017 Tax Act.

(2)

The Company declared a special cash dividend on November 1, 2019 to stockholders of record on November 20, 2019. An amount of $488 million in the aggregate was paid to common stockholders on December 4, 2019 from cash on hand.

(3)

Amount includes certain operating leases as of January 1, 2019. Refer to “Note 2: Significant Accounting Policies” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information on our leases, including transition accounting and updated accounting policies upon adoption of ASC 842, Leases (“ASC 842”) on January 1, 2019.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tripadvisor is a leading online travel company and our mission is to help people around the world plan, book and experience the perfect trip. We operate a global travel platform that connects the world’s largest audience of prospective travelers with travel partners through rich content, price comparison tools, and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants.

Under our flagship brand, Tripadvisor, we launched www.Tripadvisor.com in the United States in 2000. Since then, we have launched localized versions of the Tripadvisor website in 48 markets and 28 languages worldwide. Tripadvisor features 859 million reviews and opinions on 8.6 million places to stay, places to eat and things to do – including 1.4 million hotels, inns, B&Bs and specialty lodging, 842,000 rental properties, 5.2 million restaurants and 1.2 million travel activities and experiences worldwide. Tripadvisor’s rich content and engaged community attract the world’s largest travel audience, based on monthly unique visitors, including 463 million average monthly unique visitors in the third quarter of 2019 during the peak summer travel season.

In addition to the flagship Tripadvisor brand, we own and operate a portfolio of websites and businesses, connected by the common goal of providing consumers the most comprehensive travel-planning and trip-taking resources in the travel industry. For additional information about our portfolio of brands and our business model, see the disclosure set forth in Part I, Item 1. “Business”, under the caption “Overview.”

During the first quarter of 2019, as part of our continuous review of the business, we evaluated our operations and realigned the reportable segment information which our chief operating decision maker, or CODM, regularly assesses to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources. The CODM for the Company is our Chief Executive Officer. The revised segment reporting structure includes the following reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. For

further information on our segments, including the change in segments, and principal revenue streams within these segments refer to “Note 1: Organization and Business Description” and “Note 18: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-K. These reclassifications had no effect on our consolidated financial statements in any period.

Executive Financial Summary and Business Trends

Tripadvisor is the world’s largest online travel site, as measured by average unique monthly visitors. As a result, Tripadvisor represents an attractive platform for travel partners – including hotel chains, independent hoteliers, OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers – who seek to market and sell their products and services to a global audience. Tripadvisor’s platform and product offerings enable consumers to discover, research and price shop a variety of travel products, including hotels, flights, cruises, cars, vacation rental properties, tours, travel activities and experiences, and restaurants; and book a number of these travel experiences either directly on our websites or mobile apps, or on our travel partners’ websites or mobile apps. Key drivers of our financial results are described below, including current trends affecting our business, and our segment reporting information.

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

For consumers, we seek to implement product enhancements that deliver a more engaging and comprehensive hotel shopping experience. This includes providing rich, immersive content – reviews, photos, videos and ratings, among other contributions – as well as increasing the number of travel partners and properties as well as the available hotel supply on our platform. We believe providing consumers tools to discover, research, price shop and book a comprehensive selection of accommodations, helps increase brand awareness and brand loyalty and, over time, can result in deeper consumer engagement, more qualified leads delivered to travel partners and greater monetization on our platform.

We seek to monetize our influence and achieve revenue growth through hotel-related product improvements, supply and marketing efforts and customer advertising opportunities. We rely heavily on search engines, such as Google, to generate a significant amount of hotel shoppers to our websites, principally through SEM as well as through SEO. We define hotel shoppers as visitors who view either a listing of hotels in a city or on a specific hotel page. Given our ongoing focus on Hotels, Media & Platform profitability, a key ongoing objective is to attract or acquire hotel shoppers at or above our desired marketing return on investment targets. To that end, starting in mid-2017, we began to reduce inefficient direct selling and marketing investments on paid online channels, primarily SEM, to improve profitability. This reduced the number of hotel shoppers to our platform and reduced Tripadvisor-branded hotels revenue specifically in our hotel metasearch auction into 2019, while generating meaningful overall Hotels, Media & Platform segment profit growth and margin expansion, including year-over-year profit growth during both the years ended December 31, 2019 and 2018, respectively. Following moderate revenue growth resulting from SEO during 2018, we experienced revenue headwinds in this marketing channel in 2019 and expect this trend to continue, which we believe is impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results. We believe executing our long-term growth strategy can enable us to deepen customer engagement on our platform, monetize our influence and stabilize – and eventually grow – Hotels,

Media & Platform segment revenue. For example, in Tripadvisor-branded display and platform revenue, we enable travel partners to amplify their brand, generate brand impressions, and potentially drive qualified leads and bookings for their businesses. Historically, we have limited both the type and number of display-based advertising opportunities we make available to travel partners, particularly on mobile phone, which, in turn, has limited display-based advertising revenue growth. However, we are working on initiatives to better leverage our audience, content, data, travel influence and platform breadth to open up new media advertising opportunities through a more modern, high-powered advertising suite spanning native, video and programmatic solutions. We also intend to deliver this broadened solution to a larger set of advertising travel endemic and non-travel endemic advertising partners, including industries such as airlines, finance and beauty.

In addition, we are focused on initiatives to increase our traffic quality and deepen customer engagement on our platform, including membership growth, personalization, and mobile app initiatives we believe can lead to increased monetization over time in this segment. For example, there remains not only an opportunity to continue to grow our member base, but also to deepen member engagement by making membership more valued, through building communities and leveraging our content to further personalize trip-planning features.

Experiences & Dining Segment

During 2019, our Experiences & Dining segment growth strategy prioritized near-term investments for platform expansion and bookings and revenue growth. We increased investments in product, supply and marketing to enhance our long-term growth prospects. We have done this by, for example, growing bookable supply in newer experience categories in lower-priced options, such as events, tickets, and other experiences, and also non-English markets and mobile offerings. These categories have grown rapidly, and has added to our total bookable experience products which reached approximately 345,000 as of December 31, 2019.  We believe offering consumers more selection can contribute to our goals to build deeper, more durable consumer relationships with our platform.

We also continue to seek selective acquisition opportunities in this segment. For example, in December 2019, we acquired U.K.-based Bookatable, which offers an online restaurant reservation and booking platform. This further strengthens our position in certain of our existing European markets as well as expands us into new countries, such as the U.K., Germany, Austria, Finland and Norway. Once fully integrated, Bookatable should add approximately 14,000 more restaurants to TheFork’s online restaurant booking platform, which, including Bookatable, had approximately 84,000 total bookable restaurants, as of December 31, 2019.

Over the long-term, our Experiences and Dining offerings enable us to deliver consumers a more comprehensive experience, which we believe will increase awareness of, loyalty to, and engagement with our products, drive more bookings to Experiences and Dining partners and generate greater revenue and increased profitability on our platform. Given the significant market opportunities in these large and growing categories, as well as competition aiming to provide consumers a similar multimodal experience, we expect to continue to invest to drive bookings and revenue growth.

Other

Other is a combination of our Rentals, Flights/Cruises/Car, SmarterTravel, and Tripadvisor China business units and is not considered a reportable segment. Profits have been relatively stable to positive and revenues have declined in recent periods primarily due to strategic re-alignments and resource re-allocation to other areas of our business. We operate these offerings opportunistically as they complement our overall strategic objectives to deliver more value to consumers and travel partners.

Consolidated Results of Operations

A discussion regarding our financial condition and results of operations for fiscal year 2019 compared to fiscal year 2018 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2018 compared to fiscal year 2017 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019 (our “2018 Annual Report”). As previously noted, we revised our reportable segments during 2019. Although not required, in order to complement our revenue discussion of fiscal year 2018 compared to fiscal year 2017 in our 2018 Annual Report for investors, we presented below summary commentary describing the key drivers of revenue performance related to our principal revenue sources during that time frame conformed to our revised reportable segment structure.

Results of Operations

Selected Financial Data

(in millions, except per share amounts and percentages)

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenue	$1,560	$1,615	$1,556	(3)%	4%

Costs and expenses:
Cost of revenue	94	86	72	9%	19%
Selling and marketing	672	778	849	(14)%	(8)%
Technology and content	294	275	243	7%	13%
General and administrative	187	177	157	6%	13%
Depreciation	93	82	79	13%	4%
Amortization of intangible assets	33	34	32	(3)%	6%
Total costs and expenses	1,373	1,432	1,432	(4)%	0%
Operating income	187	183	124	2%	48%
Other income (expense):
Interest expense	(7)	(12)	(15)	(42)%	(20)%
Interest income	17	7	1	143%	600%
Other income (expense), net	(3)	(5)	—	(40)%	n.m.
Total other income (expense), net	7	(10)	(14)	n.m.	(29)%
Income before income taxes	194	173	110	12%	57%
Provision for income taxes	(68)	(60)	(129)	13%	(53)%
Net income (loss)	$126	$113	$(19)	12%	n.m.
Earnings (loss) per share attributable to common stockholders:
Basic	$0.91	$0.82	$(0.14)	11%	n.m.
Diluted	$0.89	$0.81	$(0.14)	10%	n.m.
Other financial data:
Adjusted EBITDA (1)	$438	$422	$331	4%	27%

n.m. = not meaningful
(1) See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenue by Segment:	(in millions)
Hotels, Media & Platform	$939	$1,001	$1,022	(6)%	(2)%
Experiences & Dining	456	372	264	23%	41%
Other (1)	165	242	270	(32)%	(10)%
Total revenue	$1,560	$1,615	$1,556	(3)%	4%
Adjusted EBITDA by Segment:
Hotels, Media & Platform	$378	$329	$267	15%	23%
Experiences & Dining	5	48	23	(90)%	109%
Other (1)	55	45	41	22%	10%
Total Adjusted EBITDA	$438	$422	$331	4%	27%
Adjusted EBITDA Margin by Segment (2):
Hotels, Media & Platform	40%	33%	26%
Experiences & Dining	1%	13%	9%
Other (1)	33%	19%	15%

n.m. = not meaningful

(1)	Other consists of our Rentals, Flights/Cruises/Car, SmarterTravel, and Tripadvisor China business units and does not constitute a reportable segment.
(2)	We define “Adjusted EBITDA Margin by Segment”, as Adjusted EBITDA by segment divided by revenue by segment.

Hotels, Media & Platform Segment

Hotels, Media & Platform segment revenue decreased by $62 million during the year ended December 31, 2019, when compared to the same period in 2018, primarily due to a decrease in our hotel metasearch auction revenue. We estimate that adverse changes in foreign currency negatively impacted revenue by 2% during this period. This decrease was partially offset to a lesser extent by an increase in our hotel sponsored placements advertising revenue. Hotels, Media & Platform segment revenue decreased by $21 million during the year ended December 31, 2018, when compared to the same period in 2017, primarily due to a decrease in our hotel metasearch auction revenue, partially offset to a lesser extent by an increase in our hotel sponsored placements advertising.

Adjusted EBITDA and Adjusted EBITDA margin in our Hotels, Media & Platform segment increased $49 million or to 40%, respectively, during the year ended December 31, 2019 when compared to the same period in 2018, primarily due to reduced direct selling and marketing expenses related to SEM and other online paid traffic acquisition channels, and television advertising, which more than offset the decrease in revenue. Adjusted EBITDA and Adjusted EBITDA margin in our Hotels, Media & Platform segment increased $62 million or to 33%, respectively, during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to a decrease in our direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs as we continued to optimize and improve our market efficiency from our online marketing campaigns, which more than offset the decrease in revenue.

Our Hotels, Media & Platform segment has two revenue sources, as described below: (1) Tripadvisor-branded hotels, which includes our Hotel auction and B2B revenue; and (2) Tripadvisor-branded display and platform (also referred to as media advertising in our discussion). The following is a detailed discussion of the revenue sources within our Hotels, Media & Platform segment:

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Hotels, Media & Platform:	(in millions)
Tripadvisor-branded hotels	$779	$848	$866	(8%)	(2%)
Tripadvisor-branded display and platform	160	153	156	5%	(2%)
Total Hotels, Media & Platform revenue	$939	$1,001	$1,022	(6%)	(2%)

Tripadvisor-branded Hotels Revenue

Tripadvisor-branded hotels revenue primarily includes hotel metasearch auction revenue, and to a lesser extent hotel B2B revenue, which includes click-based revenue generated from hotel sponsored placements advertising that enable hotels to enhance their visibility on Tripadvisor hotel pages, and subscription-based advertising services that we offer to travel partners. For the years ended December 31, 2019, 2018, and 2017, 83%, 85%, and 85%, respectively, of our total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue.

2019 vs. 2018

Tripadvisor-branded hotels revenue decreased $69 million or 8% during the year ended December 31, 2019 when compared to the same period in 2018. This decrease was due to factors impacting our hotel metasearch auction revenue, primarily reduced revenue generated through our SEO marketing channel, which we believe is impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results. Tripadvisor-branded hotels revenue was also impacted by our progressive optimizations in SEM and other online paid traffic acquisition spend, and to a lesser extent, the general trend of an increasing percentage of hotel shoppers visiting via mobile phones which monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet. Declines in Tripadvisor-branded hotels was partially offset to a lesser extent by growth in our hotel sponsored placements advertising revenue. Refer to “Note 4: Revenue Recognition” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for a discussion of how our hotel metasearch auction works.

2018 vs. 2017

Tripadvisor-branded hotels revenue decreased $18 million or 2% during the year ended December 31, 2018 when compared to the same period in 2017. This decrease was primarily due to factors impacting our hotel metasearch auction revenue including travel partners bidding lower CPCs in our hotel metasearch auction during the second half of 2017, which created difficult year-over-year comparisons during the first half of 2018. The decrease in revenue can also be attributed to a significant reduction of our direct marketing spend on our least-profitable paid online marketing campaigns as part of our progressive optimizations in SEM and other online paid traffic acquisition spend, as well as a greater percentage of hotel shoppers visiting Tripadvisor-branded websites and apps on mobile phones. The decline in Tripadvisor-branded hotels revenue was partially offset to a lesser extent by growth in our hotel sponsored placements advertising revenue and product enhancements focused on increasing traffic quality.

Tripadvisor-branded Display and Platform Revenue

For the years ended December 31, 2019, 2018, and 2017, 17%, 15%, and 15%, respectively, of our total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded display and platform revenue.  Tripadvisor-branded display and platform revenue increased $7 million or 5% during the year ended December 31, 2019, when compared to the same period in 2018, primarily due to an increase in pricing and to a lesser extent, new initiatives launched in the later part of 2019. Tripadvisor-branded display and platform revenue decreased $3 million or 2% during the year ended December 31, 2018, when compared to the same period in 2017, primarily due to a general trend of an increasing percentage of our traffic visiting our websites on mobile phones, which yielded smaller impression opportunities due to the smaller screen size.

Experiences & Dining Segment

For the years ended December 31, 2019, 2018 and 2017, our Experiences & Dining segment revenue accounted for 29%, 23% and 17%, respectively, of our total consolidated revenue. Experiences & Dining segment revenue increased by $84 million or 23% during the year ended December 31, 2019, when compared to the same period in 2018, primarily driven by growth in both Experiences and Dining bookings, including increased bookings and revenue from Tripadvisor websites, partially offset by adverse changes in foreign currency which we estimate negatively impacted Experiences and Dining revenue by 4%. Experiences & Dining segment revenue increased by $108 million or 41% during the year ended December 31, 2018, when compared to the same period in 2017, primarily driven by growth in both Experiences and Restaurants bookings, including increased bookings and revenue from Tripadvisor websites.

Experiences revenue growth during the years ended December 31, 2019 and 2018, when compared to the same periods in 2018 and 2017, respectively, was primarily driven by growth in consumer demand, mobile reservations, and bookable supply on our platform contributing to overall bookings growth as consumers are offered a greater selection of travel experiences, which we believe was supported by platform improvements for both consumers and suppliers and expansion. Dining revenue growth during the years ended December 31, 2019 and 2018, when compared to the same periods in 2018 and 2017, respectively, was primarily driven by growth in the following: seated diners, bookable supply of restaurant listings, mobile reservations, dining sponsored placement revenue, and subscription service revenue, as well as, to a lesser extent, incremental revenue related to our 2019 acquisitions.

Experiences & Dining segment Adjusted EBITDA decreased by $43 million or 90%, during the year ended December 31, 2019 when compared to the same period in 2018, primarily due to increased people costs to drive product and supply investments, as well as increased marketing investments to fund long-term growth initiatives, partially offset by an increase in revenue, as noted above. Experiences & Dining segment Adjusted EBITDA increased by $25 million or 109%, during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to an increase in revenue, as noted above, partially offset by increased people costs to drive product and supply investments and increased marketing investments to fund long-term growth initiatives.

Other

Other revenue, which primarily includes click-based advertising and display-based advertising revenue from our Rentals, and Flights, Cruises and Car offerings on Tripadvisor, and non-Tripadvisor branded websites, such as www.smartertravel.com, www.bookingbuddy.com, www.cruisecritic.com and www.onetime.com, decreased by $77 million or 32% and $28 million or 10%, during the years ended December 31, 2019 and 2018, respectively, when compared to the same periods in 2018 and 2017, respectively. This was primarily driven by the elimination of some marginal and unprofitable revenue within these offerings near the end of 2018, as well as strategic resource re-allocation of investment across other areas of our business and continued competition in our Rentals offering.

Adjusted EBITDA in Other increased $10 million or 22% during the year ended December 31, 2019, when compared to the same period in 2018, and increased $4 million or 10% during the year ended December 31, 2018, when compared to the same period in 2017. These increases were primarily due to reduced costs related to marketing and operational re-alignments, primarily offset by a decrease in revenue, as described above.

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

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	(in millions)
Direct costs	$71	$67	$53	6%	26%
Personnel and overhead	23	19	19	21%	0%
Total cost of revenue	$94	$86	$72	9%	19%
% of revenue	6.0%	5.3%	4.6%

Cost of revenue increased $8 million during the year ended December 31, 2019 when compared to the same period in 2018, primarily due to increased direct costs from credit card payment and other transaction costs in our Experiences & Dining segment as a result of revenue growth and increased personnel and overhead costs related to additional headcount in our Experiences & Dining segment to support business growth, partially offset by decreased credit card transaction fees in Other.

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising (including television and other offline advertising), promotions and public relations. In addition, our sales and marketing expenses consist of indirect costs such as personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation, and bonuses for sales, sales support, customer support and marketing employees.

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	(in millions)
Direct costs	$433	$553	$639	(22%)	(13%)
Personnel and overhead	239	225	210	6%	7%
Total selling and marketing	$672	$778	$849	(14%)	(8%)
% of revenue	43.1%	48.2%	54.6%

Direct selling and marketing costs decreased $120 million during the year ended December 31, 2019 when compared to the same period in 2018, primarily due to an overall decrease in SEM and other online traffic acquisition costs, as well as lower television advertising costs, driven by our Hotels, Media & Platform segment and Other, partially offset by an increase in similar marketing expenditures in our Experiences & Dining segment.

Personnel and overhead costs increased $14 million during the year ended December 31, 2019 when compared to the same period in 2018, primarily due to an increase in personnel and overhead costs related to additional headcount in our Experiences & Dining segment to support business growth, partially offset by decreased personnel and overhead costs in Other as a result of strategic personnel re-allocation across the business.

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

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	(in millions)
Personnel and overhead	$261	$246	$219	6%	12%
Other	33	29	24	14%	21%
Total technology and content	$294	$275	$243	7%	13%
% of revenue	18.8%	17.0%	15.6%

Technology and content costs increased $19 million during the year ended December 31, 2019 when compared to the same period in 2018. Personnel and overhead costs increased by $15 million during the year ended December 31, 2019 when compared to the same period in 2018, primarily due to additional headcount in our Experiences & Dining segment to support business growth, partially offset by a decrease of personnel and overhead costs in Other as a result of strategic personnel re-allocation across the business.

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

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	(in millions)
Personnel and overhead	$135	$129	$116	5%	11%
Professional service fees and other	52	48	41	8%	17%
Total general and administrative	$187	$177	$157	6%	13%
% of revenue	12.0%	11.0%	10.1%

General and administrative costs increased $10 million during the year ended December 31, 2019 when compared to the same period in 2018. Personnel and overhead costs increased $6 million during the year ended December 31, 2019 when compared to the same period in 2018, primarily related to additional headcount in our Experiences & Dining segment to support business growth and, to a lesser extent, our Hotels, Media & Platform segment, partially offset by a decrease in personnel and overhead costs in Other as a result of strategic personnel re-allocation across the business. Professional service fees and other increased $4 million during the year ended December 31, 2019 when compared to the same period in 2018, primarily related to $3 million of French digital service tax recorded during 2019, in addition to increased professional service fees and acquisition-related costs of $5 million, partially offset by a decrease of $5 million in legal reserves and settlements during 2019.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized software and website development costs and right-of-use (“ROU”) assets related to our finance lease.

	Year ended December 31,
	2019	2018	2017
	(in millions)
Depreciation	$93	$82	$79
% of revenue	6.0%	5.1%	5.1%

Depreciation expense increased $11 million during the year ended December 31, 2019 when compared to the same period in 2018, primarily due to incremental amortization of $6 million for the ROU asset related to our Headquarters Lease recorded upon adoption of ASC 842 and to a lesser extent increased amortization related to capitalized software and website development costs.  Refer to “Note 2: Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for additional information on our adoption of ASC 842.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2015 Credit Facility, Chinese Credit Facilities, as well as interest on finance leases.

	Year ended December 31,
	2019	2018	2017
	(in millions)
Interest expense	$(7)	$(12)	$(15)

Interest expense decreased $5 million during the year ended December 31, 2019 when compared to the same period in 2018, primarily due to lower finance costs related to our Headquarters Lease under ASC 842 and no outstanding borrowings on our 2015 Credit Facility during 2019. Refer to “Note 2: Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for additional information regarding our adoption of ASC 842.

Interest Income

Interest income primarily consists of interest earned from our money market funds and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Year ended December 31,
	2019	2018	2017
	(in millions)
Interest income	$17	$7	$1

Interest income increased $10 million during the year ended December 31, 2019 when compared to the same period in 2018 primarily due to an increase in interest income earned from our money market funds and other investments related to increased average interest rates and increased average invested funds during 2019.

Other Income (Expense), Net

Other income (expense), net primarily consists of net foreign exchange gains and losses, gains (losses) and impairments from non-marketable investments, and other non-operating income (expenses).

	Year ended December 31,
	2019	2018	2017
	(in millions)
Other income (expense), net	$(3)	$(5)	$-

Other income (expense), net decreased $2 million during the year ended December 31, 2019 when compared to the same period in 2018 primarily due to lower foreign currency transaction losses as a result of the fluctuation of foreign exchange rates during 2019, partially offset by net increases in other non-operating expenses. Refer to “Note 19: Other Income (Expense), Net” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for additional information.

Provision for Income Taxes

	Year ended December 31,
	2019	2018	2017
	(in millions)
Provision for income taxes	$68	$60	$129
Effective tax rate	35.1%	34.7%	117.3%

The 2017 Tax Act was signed into law on December 22, 2017, and resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income (“GILTI”). These changes were effective beginning January 1, 2018. Refer to “Note 11: Income Taxes” in the notes to our consolidated financial statements in Item 8 for further information on the financial statement impact of the 2017 Tax Act.

Our effective income tax rate is higher than the federal statutory rate in the United States primarily due to foreign valuation allowances, unrecognized tax benefits, and non-deductible stock based compensation. This was partially offset by international provisions from the 2017 Tax Act and research tax credits.

Our effective income tax rate increased to 35.1% during the year ended December 31, 2019 from 34.7% in the same period in 2018. The change in the effective tax rate for the year ended December 31, 2019 when compared to the same period in 2018, was primarily due to an income tax expense related to the reversal of a $15 million cumulative benefit taken for excluding stock-based compensation from our inter-company cost-sharing arrangements, partially offset by a release of valuation allowances on certain foreign deferred tax assets. Refer to “Note 11: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information regarding this $15 million adjustment and of the Altera Corporation (“Altera”) litigation with the Internal Revenue Service (“IRS”).

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we also disclose consolidated Adjusted EBITDA, which is a non-GAAP financial measure. A “non-GAAP financial measure” refers to a numerical measure of a company’s historical or future financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in such company’s financial statements.

Adjusted EBITDA is also our segment profit measure and a key measure used by our management and board of directors to understand and evaluate the financial performance of our business and on which internal budgets and forecasts are based and approved. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons and better enables management and investors to compare financial results between periods as these costs may vary independent of ongoing core business performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation and other stock-settled obligations; (6) goodwill, long-lived asset and intangible asset impairments; (7) legal reserves and settlements; (8) restructuring and other related reorganization costs; and (9) other non-recurring expenses and income. The items above are excluded from our Adjusted EBITDA measure because these items are noncash in nature, or because the amount is not driven by ongoing core operating results and renders comparisons with prior periods less meaningful.

During the fourth quarter of 2019, we revised our Adjusted EBITDA definition to exclude restructuring and other related reorganization costs, as we believe these costs are not directly tied to the ongoing core operations of our business. We believe that excluding these amounts better enables management and investors to compare financial results between periods as these costs may vary independent of business performance. This revision to our definition did not have a material impact to Adjusted EBITDA for any period prior to the year ended December 31, 2019; therefore, no reclassifications have been made to conform the prior periods to the current period presentation. This revision had no effect on consolidated GAAP results in any period.

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

•

Adjusted EBITDA does not reflect certain income and expenses not directly tied to the ongoing core operations of our business, such as legal reserves and settlements, restructuring and other related reorganization costs;

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2019	2018	2017
	(in millions)
Net income (loss)	$126	$113	$(19)
Add: Provision for income taxes	68	60	129
Add: Other expense (income), net	(7)	10	14
Add: Restructuring and other related reorganization costs	1	—	—
Add: Legal reserves and settlements	—	5	—
Add: Stock-based compensation	124	118	96
Add: Amortization of intangible assets	33	34	32
Add: Depreciation	93	82	79
Adjusted EBITDA	$438	$422	$331

Liquidity and Capital Resources

Our principal source of liquidity is cash flows generated from operations, although liquidity needs can also be met through drawdowns under our credit facilities. As of December 31, 2019 and 2018, we had $319 million and $670 million, respectively, of cash, cash equivalents and short-term available-for-sale marketable debt securities. As of December 31, 2019, approximately $151 million of our cash and cash equivalents were held by our international subsidiaries outside of the United States of which approximately 50% were located in the U.K., with the majority of our international cash denominated in U.S. dollars, Euros, and, to a lesser extent, British pounds, Australian dollars and other currencies. As of December 31, 2019, we had $619 million of cumulative undistributed earnings in foreign subsidiaries. As a result of the 2017 Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax. Historically, we have asserted our intention to indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. In response to increased cash requirements in the U.S. related to our declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, we determined that we no longer consider $501 million of these foreign earnings to be indefinitely reinvested. During the year ended December 31, 2019, we recorded a deferred tax liability of $1 million for the U.S. state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that are not indefinitely reinvested. We intend to indefinitely reinvest $118 million of our foreign earnings in our non-US subsidiaries. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. Refer to “Note 11: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

As of December 31, 2019, we had no outstanding borrowings and approximately $1.2 billion of borrowing capacity available under our 2015 Credit Facility (as defined below) and $30 million of borrowing capacity available under our Chinese Credit Facility—BOA (as defined below). For further discussion on our credit facilities, refer to “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K.

2015 Credit Facility

In June 2015, we entered into a five-year credit agreement with a group of lenders which, among other things, provided for a $1 billion unsecured revolving credit facility (the “2015 Credit Facility”) and immediately borrowed $290 million. In May 2017, the 2015 Credit Facility was amended to, among other things, (i) increase the aggregate amount of revolving loan commitments available from $1.0 billion to $1.2 billion; and (ii) extend the maturity date of the 2015 Credit Facility from June 26, 2020 to May 12, 2022 (the “First Amendment”). Borrowings under the 2015 Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on the Company’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on the Company’s leverage ratio. The Company may borrow from the 2015 Credit Facility in U.S dollars, Euros and British pound.

As of December 31, 2019, we had no outstanding borrowings and approximately $1.2 billion of borrowing capacity available under our 2015 Credit Facility. We are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of December 31, 2019, our unused revolver capacity was subject to a commitment fee of 0.15%, given the Company’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swingline borrowings on same-day notice.

During the year ended December 31, 2018, we repaid all of our outstanding borrowings, or approximately $230 million, under the 2015 Credit Facility. This repayment was primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the year ended December 31, 2018. We recorded total interest expense and commitment fees on our 2015 Credit Facility of $2 million, $3 million and $6 million for the years ended December 31, 2019, 2018 and 2017, respectively, to interest expense on our consolidated statements of operations.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. As of December 31, 2019 and 2018, we were in compliance with all of our debt covenants.

Chinese Credit Facilities

We are party to a $30 million, one-year revolving credit facility with the Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. This credit facility generally bears interest at a rate based on the People’s Bank of China benchmark, including certain adjustments, which may be made in accordance with market conditions at the time of borrowing. As of both December 31, 2019 and 2018, there were no outstanding borrowings under this credit facility.

Significant uses of capital

On January 25, 2017, our Board of Directors authorized the repurchase of $250 million of our shares of common stock under a share repurchase program. During the year ended December 31, 2017, we repurchased a total of 6,079,003 shares of the Company’s outstanding common stock at an aggregate cost of $250 million, and completed this share repurchase program.

On January 31, 2018, our Board of Directors authorized an additional repurchase of up to $250 million of our shares of common stock under a share repurchase program. This share repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. During the year ended December 31, 2018, we repurchased 2,582,198 shares of the Company’s outstanding common stock at an aggregate cost of $100 million. As of December 31, 2018, we had $150 million remaining available to repurchase shares of our common stock under this share repurchase program.

On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million. This share repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. During the year ended December 31, 2019, we repurchased 2,059,846 shares of the Company’s outstanding common stock at an aggregate cost of $60 million. As of December 31, 2019, we had $190 million remaining available to repurchase shares of our common stock under this share repurchase program.

On November 1, 2019, our Board of Directors declared a special cash dividend of $3.50 per share, or approximately $488 million in the aggregate. The dividend was payable on December 4, 2019 to stockholders of record on November 20, 2019.  We funded this special cash dividend with available cash primarily from the U.S. and to a lesser extent from a foreign subsidiary, with any related income tax impact not material.

During 2019, we paid $110 million, net of cash acquired, in connection with the following Dining segment acquisitions: (1) SinglePlatform, a leading online content management and syndication platform company based in the U.S., (2) BookaTable, an online restaurant reservation and booking platform company based in the U.K.; and (3) Restorando, an online restaurant reservation and booking platform company based in Argentina.

Our business experiences seasonal fluctuations that affect the timing of our annual cash flows related to working capital. In our Experiences business and our Rentals free-to-list model, we generally receive cash from travelers at the time of booking and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the suppliers, or the property rental owners and experience providers, after the travelers’ use. Therefore, we receive cash from the traveler prior to paying the supplier and this operating cycle represents a source or use of cash to us. During the first half of the year Rentals and Experiences bookings typically exceed the amount of completed stays and tour-taking, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. While we expect the impact of seasonal fluctuations to continue, further significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows.  For example, in September 2019 we introduced a new payment feature which allows our Experiences customers the option to reserve certain experience activities and defer payment until a date no later than two days before the experience date; as a result, this new payment option may affect the timing of our future cash flows.

We believe that our available cash and cash equivalents, combined with expected cash flows generated by operating activities and available borrowings from our credit facilities, will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions, share repurchases, cash dividends, and/or other expenditures in support of our business strategy, and may potentially reduce our cash balance and/or increase our debt.

Our cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,
	2019	2018	2017
	(in millions)
Net cash provided by (used in):
Operating activities	$424	$405	$238
Investing activities	(176)	(49)	6
Financing activities	(580)	(358)	(200)

During the year ended December 31, 2019, our primary use of cash was for operations, financing activities, (including payment of a special cash dividend to common stockholders of $488 million, repurchases of our outstanding common stock at an aggregate cost of $60 million under our existing share repurchase program, and withholding taxes on net share settlements of our equity awards of $29 million), and investing activities (including business acquisitions and other investments of $110 million, capital expenditures of $83 million and cash used of $133 million in purchases of marketable securities).  This use of cash was funded with available cash and cash equivalents, cash provided by operations, and also investing activities, which consisted of $150 million generated from sales and maturities of marketable securities.

For the year ended December 31, 2019, net cash provided by operating activities increased by $19 million or 5% when compared to the same period in 2018. This increase in cash provided by operating activities was due to an increase in incremental non-cash items affecting cash flow of $18 million, which was primarily due to an increase in the following items: depreciation and stock-based compensation, an increase in net income of $13 million, all of which was partially offset by a decrease in working capital movements of $12 million, primarily due to the timing of customer receipts and vendor and merchant payments.

For the year ended December 31, 2019, net cash used in investing activities increased by $127 million when compared to the same period in 2018, due to an increase in net cash paid for business acquisitions and other investments of $86 million, increase in net cash used from the purchases, sales and maturities of marketable securities of $31 million, and an increase in capital expenditures of $22 million, partially offset by a decrease in other investing activities of $12 million during the year ended December 31, 2018, which did not reoccur in 2019.

For the year ended December 31, 2019, net cash used in financing activities increased by $222 million when compared to the same period in 2018, primarily due to a payment of a special cash dividend to common stockholders of $488 million in 2019, partially offset by a net repayment on our 2015 Credit Facility of $230 million during 2018, which did not reoccur in 2019, and a decrease in net cash used to purchase shares of our common stock under our existing share repurchase program of $40 million, as compared to the year ended December 31, 2018.

The following table summarizes our material contractual obligations and commercial commitments as of December 31, 2019:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Finance lease obligations (1)	$106	$9	$20	$20	$57
Operating lease obligations (2)	92	23	42	21	6
2017 Tax Act - Transition tax liability	31	—	—	16	15
Expected commitment fee payments on 2015 Credit Facility (3)	4	2	2	—	—
Purchase obligations and other (4)	10	3	4	3	—
Total (5)(6)	$243	$37	$68	$60	$78

(1)

Estimated future lease payments for our Headquarters Lease in Needham, Massachusetts. Refer to “Note 2: Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

(2)

Estimated future lease payments for our operating leases, primarily for office space, with non-cancelable lease terms. These amounts exclude expected rental income under non-cancelable subleases. Refer to “Note 2: Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

(3)

Expected commitment fee payments are based on the daily unused portion of the 2015 Credit Facility, issued letters of credit, and the effective commitment fee rate as of December 31, 2019; however, these variables could change significantly in the future.

(4)

Estimated purchase obligations that are fixed and determinable primarily related to telecommunication contracts, with various expiration dates through approximately December 2024. These contracts have non-cancelable terms or are cancelable only upon payment of significant penalty.

(5)

Excluded from the table was $167 million of unrecognized tax benefits, including interest, which is included in other long-term liabilities on our consolidated balance sheet as of December 31, 2019, for which we cannot make a reasonably reliable estimate of the amount and period of payment. We anticipate that the liability for unrecognized tax benefits could decrease by up to $12 million within the next twelve months due to the settlement of examinations of issues with tax authorities. Refer to “Note 11: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further discussion.

(6)	Excluded from the table was $3 million of undrawn standby letters of credit, primarily related to our property leases.

As of December 31, 2019, other than the items discussed above, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Office Lease Commitments

In June 2013, we entered into a lease for a new corporate headquarters building. Pursuant to the Headquarters Lease, the landlord built an approximately 280,000 square foot rental building in Needham, Massachusetts, and leased the Premises to us as our corporate headquarters for an initial term of 15 years and 7 months or through December 2030. We also have an option to extend the term of our Headquarters Lease for two consecutive terms of five years each. We account for our Headquarters Lease as a finance lease as of December 31, 2019.

In addition to our Headquarters Lease, we also have contractual obligations in the form of operating leases for our office space, in which we lease an aggregate of approximately 505,000 square feet of office space at approximately 50 other locations across North America, Europe, Asia Pacific and South America, in cities such as New York, Boston, London, Sydney, Barcelona, Buenos Aires, and Paris, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in June 2027.

Refer to “Note 2: Significant Accounting Policies,” under the Recently Adopted Accounting Pronouncements, for detailed discussion on the accounting impact of ASC 842, Leases on our property leases which the Company adopted on January 1, 2019.

Contingencies

In the ordinary course of business, we are party to regulatory and legal matters, including threats thereof, arising out of our operations. These matters may involve claims involving patent and intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer matters and data privacy), defamation and other claims. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011 and 2012-2016 tax years, under an employment tax audit by the IRS for the 2013 and 2014 tax years, and have various ongoing audits for state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of December 31, 2019, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia and our 2012 and 2013 standalone IRS audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of Tripadvisor’s standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $35 million to $40 million at the close of the audit if the IRS prevails, after consideration of competent authority relief and Transition Tax, exclusive of interest and penalties. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2013 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities.

The Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project, and issued the Action 1 report in 2015 to address the tax challenges arising from digitalization. Since then, the OECD/G20 Inclusive Framework have issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. As the OECD/G20 Inclusive Framework drives toward a consensus long-term solution, several countries have introduced unilateral digital service tax initiatives which impose new types of non-income taxes, including taxes based on a percentage of revenue. In July 2019, France signed into law a 3% digital services tax to be applied retroactively as of January 1, 2019. We recorded an estimate of $3 million for digital service tax in general and administrative expense on our consolidated statement of operations during the year ended December 31, 2019; however, we continue to assess the financial impact of this new law. We are also monitoring other U.S. states and countries in which we do business, such as Italy, Spain, and the U.K., who have enacted or proposed similar taxes which will be applicable or are likely to be applicable at some point during 2020. We will continue to monitor developments and determine the financial impact worldwide of these initiatives.

As a result of the 2017 Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax. Historically, we have asserted our intention to indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. In response to increased cash requirements in the U.S. related to our declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, we determined that we no longer consider $501 million of these foreign earnings to be indefinitely reinvested. During the year ended December 31, 2019, we recorded a deferred tax liability of $1 million for the U.S. state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that are not indefinitely reinvested. We intend to indefinitely reinvest $118 million of our foreign earnings in our non-US subsidiaries. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Refer to “Note 11: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information on the impact of the 2017 Tax Act, potential contingencies surrounding current audits by the IRS and various other domestic and foreign tax authorities, and other income tax and non-income tax matters.

Certain Relationships and Related Party Transactions

For information on our related party transactions, refer to “Note 17: Related Party Transactions” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K.

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

There are certain critical policies and estimates that we believe require that management use significant judgment and estimates in applying those policies in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

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

A discussion of information about the nature and rationale for our critical accounting estimates is below:

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

We subsequently assess goodwill, which is not amortized, for impairment annually during the fourth quarter, or more frequently, if events and circumstances indicate impairment may have occurred. We test goodwill for impairment at the reporting unit level. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.

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

In determining the estimated fair values of reporting units in a quantitative goodwill impairment test, we generally use a blend of the following recognized valuation methods: the income approach (discounted cash flows model) and the market valuation approach, which we believe compensates for the inherent risks of using either model on a stand-alone basis. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: weighted average cost of capital; long-term rate of growth and profitability of the reporting unit; income tax rates and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison to comparable publicly traded firms in similar lines of business and other precedent transactions. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and/or income multiples in estimating the fair value of the reporting units. Valuations are performed by management or third party valuation specialists under management's supervision, where appropriate. We believe that the estimated fair values assigned to our reporting units in impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. The use of different assumptions, estimates or judgments could trigger the need for an impairment charge, or materially increase or decrease the amount of any such impairment charge.

During the first quarter of 2019, the composition of our reportable segments was revised, as discussed in “Note 1: Organization and Business Description.” Prior to implementing the revised segment reporting structure, our previously disclosed Hotel segment was considered a single reporting unit. Following the change in reportable segments, our legacy Hotel reporting unit was split into four distinct reporting units – (1) Hotels, Media & Platform, (2) SmarterTravel, (3) Flights, Cruises and Car; and (4) Tripadvisor China for the purposes of goodwill impairment testing. As a result, we first performed a qualitative assessment on our previous Hotel reporting unit prior to implementing the revised segment reporting structure and determined that it was more likely than not that the fair value of this reporting unit was greater than the carrying value, which was consistent with our conclusion in the fourth quarter of 2018. We then performed a goodwill impairment test for each of the new reporting units upon the change in reportable segments using a quantitative assessment. We concluded the estimated fair values were significantly in excess of the carrying values for these reporting units. We also performed sensitivity analyses, such as calculating estimated fair values using different rates for the weighted-average cost of capital and long-term rates of growth in the income approach and different revenue/income multiples in our market approach, and the estimated fair values remained in excess of the carrying values. Therefore, no indications of impairment were identified as a result of these changes in the first quarter of 2019.

During the Company's annual goodwill impairment test during the fourth quarter of 2019, a qualitative assessment was performed for the following reporting units: (1) Hotels, Media & Platform, (2) SmarterTravel, (3) Flights, Cruises and Car, (4) Dining; and (5) Experiences, while a quantitative assessment of the Rentals and Tripadvisor China reporting units goodwill was performed. For fiscal 2019, we determined the fair value of all our reporting units were in excess of their carrying values. Accordingly, we did not recognize any impairment charges during the year ending December 31, 2019. As part of our qualitative assessment for our 2019 goodwill impairment analysis of our reporting units, the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) evaluation of current and future forecasted financial results of the reporting units, (f) comparison of our current financial performance to historical and budgeted results of the reporting units, (g) change in excess of the Company’s market capitalization over its book value including the decrease in the Company’s market price during 2019, (h) changes in estimates, valuation inputs, and/or assumptions since the last quantitative analysis of the reporting units, (i) changes in the regulatory environment; (j) changes in strategic outlook or organizational structure and leadership of the reporting units; and (k) other relevant factors, and how these factors might impact specific performance in future periods.

We also periodically review the carrying amount of our definite-lived intangible assets and other long-term assets, including property and equipment and website and internal use software, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset of the group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows, using an appropriate discount rate. Any impairment would be measured by the amount that the carrying values, of such asset groups, exceed their fair value and would be included in operating income on the consolidated statement of operations. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. We have not identified any circumstances that would warrant an impairment charge for any recorded definite-lived intangibles or other long term assets on our consolidated balance sheet at December 31, 2019.

In addition, we hold investments in non-marketable equity securities of privately-held companies, which do not have a readily determinable fair value. Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. When indicators of impairment exist, we prepare a quantitative assessment of the fair value of our equity investments, which may include using both the market and income approaches which require judgment and the use of estimates, including discount rates, investee revenues and costs, and available comparable market data of private and public companies, among others. Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the company’s securities. In addition, such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or may never become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced into the market.

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

We are subject to additional requirements of the 2017 Tax Act which began during the year ended December 31, 2018. Those provisions include a deduction for foreign derived intangible income (“FDII”), GILTI, a limitation of certain executive compensation, and other provisions which are not material.  We have elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective income tax rate calculation. Our 2019 effective income tax rate includes our estimates of these new provisions, with a net tax benefit of $3 million recorded during the year ended December 31, 2019 to our consolidated statement of operations. Our estimates may be revised in future periods as we obtain additional data, and as the IRS issues new guidance implementing the law changes.

Refer to “Note 11: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information on income taxes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. We are exposed to market risks primarily due to our international operations, and our ongoing investment and financial activities. The risk of loss can be assessed from the perspective of adverse changes in our future earnings, cash flows, fair values, and financial condition. Our exposure to market risk generally includes our credit facilities, derivative instruments, cash, cash equivalents, marketable securities, accounts receivable, intercompany receivables/payables, accounts payable, deferred merchant payables and other transactions denominated in foreign currencies. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage and attempt to mitigate our exposure to such risks.

Interest Rates

Our primary exposure to changes in interest rates relates primarily to our investment portfolio and borrowings, if any, under our existing credit facilities.

Changes in interest rates affect the amount of interest earned on our cash, cash equivalents, and marketable securities, and the fair value of those securities.  Our interest income and expense is most sensitive to fluctuations in U.S. interest rates. We generally invest our excess cash in cash deposits at major global banks, money market funds, and marketable securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We invest in highly-rated securities, and our investment policy limits the amount of credit exposure to any one issuer. Our investment policy requires our investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

In order to provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our current investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on our investment positions as of December 31, 2018, a hypothetical 100 basis point increase in interest rates across all maturities would not have resulted in a material decline in the fair value of the portfolio. In addition, such losses would only be realized if we sold the investments prior to maturity. As of December 31, 2019, we had no outstanding cash equivalents or marketable securities in our investment portfolio, and no outstanding borrowings under our existing credit facilities. Refer to “Note 7: Financial Instruments and Fair Value Measurements” and “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information on our investment portfolio, other financial instruments and our existing credit facilities.

We currently do not hedge our interest rate risk; however, we are continually evaluating the interest rate market, and if we become increasingly exposed to potentially volatile movements in interest rates, and if these movements are material, this could cause us to adjust our financing strategy. We did not experience material changes in interest rate exposures or any material financial impact from adverse changes in interest rates for the years ended December 31, 2019, 2018 or 2017.

Foreign Currency Exchange Rates

We conduct business in certain international markets, largely in the Europe, including the U.K., and also in countries such as Singapore and Australia. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign currency exchange rates.

Some of our subsidiaries maintain their accounting records in their respective local currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates may impact the translation of those subsidiary’s financial statements into U.S. dollars. As a result, we face exposure to adverse movements in foreign currency exchange rates as the financial results of our non-U.S. dollar operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. If the U.S. dollar weakens against the functional currency, the translation of these foreign-currency-denominated balances will result in increased net assets, revenue, operating expenses, operating income and net income upon consolidation. Similarly, our net assets, revenue, operating expenses, operating income and net income will decrease upon consolidation if the U.S. dollar strengthens against the functional currency. The effect of foreign currency exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. In order to provide a meaningful assessment of the foreign currency exchange rate risk associated with our consolidated financial statements, we performed a sensitivity analysis. A hypothetical 10% decrease of the foreign currency exchange rates relative to the U.S. dollar, or strengthening of the U.S. dollar, would generate an unrealized loss of approximately $38 million related to a decrease in our net assets as of December 31, 2019, which would initially be recorded to accumulated other comprehensive income (loss) on our consolidated balance sheet.

In addition, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in transactional gains and losses. We recognize these transactional gains and losses (primarily Euro currency transactions) in our consolidated statements of operations and have recorded foreign currency exchange losses of $3 million and $6 million for the years ended December 31, 2019 and 2018, respectively, and a gain of $1 million for the year ended December 31, 2017, in “Other income (expense), net” on our consolidated statements of operations. Future transactional gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar and other functional currencies, and the relative composition and denomination of monetary assets and liabilities each period.

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

Our foreign currency forward exchange contracts, to date, have principally addressed foreign currency exchange fluctuation risk between the Euro and the U.S. dollar. We have accounted for our derivative instruments to date, which have not been designated as hedges under GAAP, as either assets or liabilities and carry them at fair value. We had one outstanding forward currency contract as of December 31, 2019 with a total notional value of $10 million. We had two outstanding forward currency contracts as of December 31, 2018 with a total notional value of $13 million. These outstanding forward currency contracts were not designated as hedges and had maturities of less than 90 days. We recognize gains and losses from our derivative contracts in our consolidated statement of operations and have recorded a net gain of $1 million for the year ended December 31, 2019, a net loss of $3 million for the year ended December 31, 2018, and was not material for the year ended December 31, 2017, respectively, in “Other income (expense), net” on our consolidated statements of operations. Refer to “Note 7: Financial Instruments and Fair Value Measurements” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further detail on our derivative instruments.

As we increase our operations in international markets, our exposure to potentially volatile movements in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions, and other factors. These changes, if material, could cause us to adjust our foreign currency risk strategies. For example, Brexit has caused significant volatility in currency exchange rates, especially between the U.S. dollar and the British pound. Although the U.K. ceased to be a member of the E.U. on January 31, 2020, the U.K. and E.U. will continue to work on the terms of the departure through a transition period ending December 31, 2020.  Continued uncertainty regarding Brexit may result in future exchange rate volatility. Since the final terms of the U.K.’s exit from the E. U. remain uncertain, we are unable to predict the effect Brexit will have on our business and results of operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Tripadvisor, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tripadvisor, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated February 19, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the sufficiency of audit evidence over revenue

As discussed in Notes 2 and 4 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company had $1.560 billion in revenue for the year ended December 31, 2019, of which $779 million was hotels related, $160 million was display and platform related, $456 million related to experiences and dining and $165 million of other revenue.  Each of these categories of revenue has multiple revenue streams and the Company’s processes and information technology (IT) systems differ between each revenue stream.

We identified the evaluation of sufficiency of audit evidence over revenue as a critical audit matter. This matter required especially subjective auditor judgment due to the number of revenue streams and the related IT applications utilized throughout the revenue recognition processes. Subjective auditor judgment was required to evaluate that relevant revenue data was captured and aggregated throughout these various IT applications. This matter also included determining the revenue streams over which procedures would be performed and evaluating the nature and extent of evidence obtained over each revenue stream, both of which included the involvement of IT professionals with specialized skills and knowledge.

The primary procedures performed to address this critical audit matter included the following. We performed risk assessment procedures and applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. For each revenue stream where procedures were performed, we:

- Tested certain internal controls over the Company’s revenue processes, including the Company’s controls over the accurate recording of amounts.

- For certain revenue streams, assessed the recorded revenue by selecting a sample of transactions and compared the amounts recognized for consistency with underlying documentation, including evidence of contracts with customers.

- For certain revenue streams, assessed the recorded revenue by comparing the total cash received during the year to the revenue recognized, including evaluating the relevance and reliability of the inputs to the assessment.

We involved IT professionals with specialized skills and knowledge, who assisted in:

- Testing certain IT applications used by the Company in its revenue recognition process.

- Testing the transfer of relevant revenue data between certain systems used in the revenue recognition process.

In addition, we evaluated the overall sufficiency of audit evidence obtained over revenue.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Boston, Massachusetts

February 19, 2020

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year ended December 31,
	2019	2018	2017
Revenue (Note 4)	$1,560	$1,615	$1,556

Costs and expenses:
Cost of revenue (1)(2)	94	86	72
Selling and marketing (2)	672	778	849
Technology and content (2)	294	275	243
General and administrative (2)	187	177	157
Depreciation	93	82	79
Amortization of intangible assets	33	34	32
Total costs and expenses	1,373	1,432	1,432
Operating income	187	183	124
Other income (expense):
Interest expense	(7)	(12)	(15)
Interest income	17	7	1
Other income (expense), net (Note 19)	(3)	(5)	—
Total other income (expense), net	7	(10)	(14)
Income before income taxes	194	173	110
Provision for income taxes (Note 11)	(68)	(60)	(129)
Net income (loss)	$126	$113	$(19)
Earnings (loss) per share attributable to common stockholders (Note 5):
Basic	$0.91	$0.82	$(0.14)
Diluted	$0.89	$0.81	$(0.14)
Weighted average common shares outstanding (Note 5):
Basic	139	138	140
Diluted	141	140	140
(1) Excludes amortization expense as follows:
Amortization of acquired technology included in amortization of intangible assets	$10	$8	$8
Amortization of website development costs included in depreciation	63	59	54
	$73	$67	$62
(2) Includes stock-based compensation expense as follows (Note 6):
Cost of revenue	$1	$1	$—
Selling and marketing	$23	$21	$21
Technology and content	$55	$51	$40
General and administrative	$45	$45	$35

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year ended December 31,
	2019	2018	2017
Net income (loss)	$126	$113	$(19)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	1	(20)	35
Reclassification adjustment for net losses included in net income	(2)	—	—
Total other comprehensive income (loss), net of tax	(1)	(20)	35
Comprehensive income	$125	$93	$16

(1)

Through the year ended December 31, 2018, foreign currency translation adjustments excluded a provision for U.S. federal and state income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States. In response to increased cash requirements in the U.S. related to the Company’s declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, we determined that we no longer consider certain foreign earnings to be indefinitely reinvested. The deferred income tax liability related to foreign currency translation adjustments is not material. Refer to “Note 11: Income Taxes” for further information.

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents (Note 7)	$319	$655
Short-term marketable securities (Note 7)	—	15
Accounts receivable and contract assets, net of allowance for doubtful accounts of $25 and $21, respectively (Note 2, Note 4)	183	212
Prepaid expenses and other current assets	31	33
Total current assets	533	915
Property and equipment, net (Note 8)	270	253
Operating lease right-of-use assets (Note 2)	74	—
Intangible assets, net (Note 9)	110	118
Goodwill (Note 9)	840	756
Deferred income taxes, net (Note 11)	7	27
Non-marketable investments (Note 7)	55	12
Other long-term assets	95	86
TOTAL ASSETS	$1,984	$2,167
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11	$15
Deferred merchant payables (Note 2)	159	164
Deferred revenue (Note 4)	62	63
Accrued expenses and other current liabilities (Note 12)	203	151
Total current liabilities	435	393
Deferred income taxes, net (Note 11)	8	21
Other long-term liabilities (Note 13)	380	282
Total Liabilities	823	696
Commitments and contingencies (Note 14)
Stockholders’ equity: (Note 16)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 138,698,307 and 137,158,010, respectively
Shares outstanding: 124,581,773 and 125,101,322, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,150	1,037
Retained earnings	681	1,043
Accumulated other comprehensive income (loss)	(63)	(62)
Treasury stock-common stock, at cost, 14,116,534 and 12,056,688 shares, respectively	(607)	(547)
Total Stockholders’ Equity	1,161	1,471
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,984	$2,167

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares and per share amounts)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2016	134,706,467	$—	12,799,999	$—	$831	$945	$(77)	(3,395,487)	$(197)	$1,502
Net loss						(19)				(19)
Other comprehensive income (loss)							35			35
Issuance of common stock related to exercise of options and vesting of RSUs	910,796	—			3					3
Repurchase of common stock (Note 16)								(6,079,003)	(250)	(250)
Withholding taxes on net share settlements of equity awards					(17)					(17)
Stock-based compensation (Note 6)					109					109
Balance as of December 31, 2017	135,617,263	$—	12,799,999	$—	$926	$926	$(42)	(9,474,490)	$(447)	$1,363
Net income						113				113
Cumulative effect adjustment from adoption of new accounting guidance						4				4
Other comprehensive income (loss)							(20)			(20)
Issuance of common stock related to exercise of options and vesting of RSUs	1,540,747	—			6					6
Repurchase of common stock (Note 16)								(2,582,198)	(100)	(100)
Withholding taxes on net share settlements of equity awards					(26)					(26)
Stock-based compensation (Note 6)					131					131
Balance as of December 31, 2018	137,158,010	$—	12,799,999	$—	$1,037	$1,043	$(62)	(12,056,688)	$(547)	$1,471
Net income						126				126
Cumulative effect adjustment from adoption of new accounting guidance (Note 2)						3				3
Other comprehensive income (loss), net of tax							(1)			(1)
Issuance of common stock related to exercise of options and vesting of RSUs	1,540,297	—			2					2
Repurchase of common stock (Note 16)								(2,059,846)	(60)	(60)
Cash dividends declared to common stockholders (declared at $3.50 per share) (Note 16)						(488)				(488)
Common stock dividend equivalents awarded to holders of nonvested restricted stock units (Note 16)						(3)				(3)
Withholding taxes on net share settlements of equity awards					(29)					(29)
Stock-based compensation (Note 6)					140					140
Balance as of December 31, 2019	138,698,307	$—	12,799,999	$—	$1,150	$681	$(63)	(14,116,534)	$(607)	$1,161

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2019	2018	2017
Operating activities:
Net income (loss)	$126	$113	$(19)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	93	82	79
Amortization of intangible assets	33	34	32
Stock-based compensation expense (Note 6)	124	118	96
Deferred income tax expense (benefit) and other, net	14	12	39
Changes in operating assets and liabilities, net of effects from acquisitions and other investments:
Accounts receivable and contract assets, prepaid expenses and other assets	23	(8)	(36)
Accounts payable, accrued expenses and other liabilities	(1)	22	—
Deferred merchant payables	(3)	14	14
Income tax receivables/payables, net	17	13	38
Deferred revenue	(2)	5	(5)
Net cash provided by operating activities	424	405	238
Investing activities:
Capital expenditures, including internal-use software and website development	(83)	(61)	(64)
Acquisitions and other investments, net of cash acquired (Note 3)	(110)	(24)	—
Purchases of marketable securities	(133)	(16)	(63)
Sales of marketable securities	80	59	105
Maturities of marketable securities	70	5	28
Other investing activities, net	—	(12)	—
Net cash provided by (used in) investing activities	(176)	(49)	6
Financing activities:
Repurchase of common stock (Note 16)	(60)	(100)	(250)
Payment of common stock cash dividends to stockholders (Note 16)	(488)	—	—
Proceeds from 2015 credit facility, net of financing costs (Note 10)	—	5	433
Payments to 2015 credit facility (Note 10)	—	(235)	(296)
Proceeds from Chinese credit facilities (Note 10)	—	2	—
Payments to Chinese credit facilities (Note 10)	—	(10)	—
Payments to 2016 credit facility (Note 10)	—	—	(73)
Payments of finance lease obligation (Note 2)	(5)	—	—
Proceeds from exercise of stock options	2	6	3
Payment of withholding taxes on net share settlements of equity awards	(29)	(26)	(17)
Net cash used in financing activities	(580)	(358)	(200)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(16)	17
Net increase (decrease) in cash, cash equivalents and restricted cash	(336)	(18)	61
Cash, cash equivalents and restricted cash at beginning of period	655	673	612
Cash, cash equivalents and restricted cash at end of period	$319	$655	$673
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$47	$53	$62
Cash paid during the period for interest	$6	$8	$13
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation capitalized with internal-use software and website development costs	$19	$13	$13
Equity method investment acquired for non-cash consideration	$41	$—	$—

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

As a result of these transactions, as of December 31, 2019, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 14.6% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.5% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.9% of our voting power.

Description of Business

Tripadvisor is a leading online travel company and our mission is to help people around the world plan, book and experience the perfect trip. We operate a global travel platform that connects the world’s largest audience of prospective travelers with travel partners through rich content, price comparison tools, and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants.

Under our flagship brand, Tripadvisor, we launched www.Tripadvisor.com in the United States in 2000. Since then, we have launched localized versions of the Tripadvisor website in 48 markets and 28 languages worldwide. Tripadvisor features 859 million reviews and opinions on 8.6 million places to stay, places to eat and things to do – including 1.4 million hotels, inns, B&Bs and specialty lodging, 842,000 rental properties, 5.2 million restaurants and 1.2 million travel activities and experiences worldwide. Tripadvisor’s rich content and engaged community attract the world’s largest travel audience, based on monthly unique visitors, including 463 million average monthly unique visitors in the third quarter of 2019 during the peak summer travel season. In addition to the flagship Tripadvisor brand, we own and operate a portfolio of travel media brands and businesses, operating under various websites including the following: www.airfarewatchdog.com, www.bokun.io, www.bookingbuddy.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.restorando.com, and www.bookatable.co.uk), www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.singleplatform.com, www.smartertravel.com, www.vacationhomerentals.com, and www.viator.com.

During the first quarter of 2019, as part of our continuous review of the business, we evaluated our operations and realigned the reportable segment information which our chief operating decision maker, or CODM, regularly assesses to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources. The CODM for the Company is our Chief Executive Officer. The revised segment reporting structure includes the following reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. For further information on our segments and principal revenue streams within these segments refer to “Note 4: Revenue Recognition” and “Note 18: Segment and Geographic Information” in the notes to our consolidated financial statements. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-K. These reclassifications had no effect on our consolidated financial statements in any period.

Seasonality

Consumers’ travel expenditures follow a seasonal pattern. Correspondingly, travel partners’ advertising investments and, therefore, our revenue and profits, also follow a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. Significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

One of our subsidiaries that operates in China has variable interests in affiliated entities in China in order to comply with Chinese laws and regulations, which restrict foreign investment in Internet content provision businesses. Although we do not own the capital stock of these Chinese affiliates, we consolidate their results as we are the primary beneficiary of the cash losses or profits of these variable interest affiliates and have the power to direct the activity of these affiliates. Our variable interest entities’ financials results were not material for all periods presented. Investments in entities in which we do not have a controlling financial interest are accounted for under the equity method, the fair value option, as available-for-sale securities or at cost adjusted for observable price changes and impairments, as appropriate.

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

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising (including television and other offline advertising), promotions and public relations. In addition, our sales and marketing expenses consist of indirect costs such as personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation, and bonuses for sales, sales support, customer support and marketing employees.

We incur advertising expense, which includes traffic generation costs from SEM and other online traffic costs, affiliate program commissions, display advertising, social media, and other online, and offline (primarily television) advertising expense, promotions and public relations to promote our brands. We expense the costs associated with communicating the advertisements in the period in which the advertisement takes place. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. For the years ended December 31, 2019, 2018 and 2017, we recorded advertising expense of $423 million, $544 million, and $629 million, respectively, in selling and marketing expense on our consolidated statements of operations. As of both December 31, 2019 and 2018, we had $2 million of prepaid advertising expenses included in prepaid expenses and other current assets on our consolidated balance sheets. We expect to fully expense our prepaid advertising asset of $2 million as of December 31, 2019 to the consolidated statement of operations during 2020.

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

The estimated grant-date fair value of stock options is calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to fair value stock-based awards, which includes the risk-free rate of return, expected volatility, expected term and expected dividend yield. Our risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. Our expected volatility is calculated by equally weighting the historical volatility and implied volatility on our own common stock. Historical volatility is determined using actual daily price observations of our common stock price over a period equivalent to or approximate to the expected term of our stock option grants to date. Implied volatility represents the volatility calculated from the observed prices of our actively traded options on our common stock, with remaining maturities in excess of six months and market prices approximate to the exercise prices of the stock option grant. We estimate our expected term using historical exercise behavior and expected post-vest termination data. Our expected dividend yield is zero as we have not historically paid regular cash dividends on our common stock and do not expect to pay regular cash dividends for the foreseeable future.

Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests. RSUs are measured at fair value based on the quoted price of our common stock at the date of grant. We amortize the fair value of RSUs as stock-based compensation expense over the vesting term, which is typically over a four-year requisite service period on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

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

Market-Based Awards. We issue market-based performance RSUs, or market-based RSUs (“MSUs”), which vest upon achievement of specified levels of market conditions. The fair value of our MSUs is estimated at the date of grant using a Monte-Carlo simulation model. The probabilities of the actual number of market-based performance units expected to vest and resultant actual number of shares of common stock expected to be awarded are reflected in the grant date fair values; therefore, the compensation expense for these awards will be recognized assuming the requisite service period is rendered and are not adjusted based on the actual number of awards that ultimately vest.

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

For all periods presented, our restricted cash, which primarily consists of escrowed security deposits, was not material and is included in other long-term assets on our consolidated balance sheet.

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

Our marketable debt securities are classified and accounted for as available-for-sale, and therefore are carried at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Fair values are determined for each individual security in the investment portfolio. We determine the appropriate classification of our marketable securities at the time of purchase and reevaluate the designations at each balance sheet date. We invest in highly-rated securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and providing liquidity of investments sufficient to meet our operating and capital spending requirements and debt repayments. Realized gains and losses on the sale of marketable securities are determined by specific identification of each security’s cost basis. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration, liquidity, and duration management. The weighted average maturity of our total invested cash shall not exceed 18 months, and no security shall have a final maturity date greater than three years, according to our investment policy.

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

Non-Marketable Equity Investments

We account for non-marketable equity investments through which we exercise significant influence but do not have control over the investee under the equity method. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investment as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company’s investment in, advances to and commitments for the investee. In the event we are unable to obtain accurate financial information from the investee in a timely manner, we record our share of earnings or losses of such equity investment on a lag.

Our non-marketable equity securities not accounted for under the equity method and that do not have a readily determinable fair value are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments are determined primarily based on a market approach as of the transaction date. We classify our non-marketable equity investments as long-term assets on our consolidated balance sheet as those investments do not have stated contractual maturity dates.

On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired. Qualitative factors considered include industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, we prepare a quantitative assessment of the fair value of our equity investments, which may include using both the market and income approaches which require judgment and the use of estimates, including discount rates, investee revenues and costs, and available comparable market data of private and public companies, among others. When our assessment indicates that an impairment exists, we measure our non-marketable equity securities at fair value.

Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the company’s securities. In addition, such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or may never become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced into the market.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recognized when the right to consideration becomes unconditional and are recorded net of an allowance for doubtful accounts. We record accounts receivable at the invoiced amount. Our customer invoices are generally due 30 days from the time of invoicing. Collateral is not required for accounts receivable. For all accounts, we may determine an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and the condition of the general economy and industry as a whole.

The following table presents the changes in our allowance for doubtful accounts for the periods presented:

	December 31,
	2019	2018	2017
	(in millions)
Allowance for doubtful accounts:
Balance, beginning of period	$21	$16	$9
Charges to earnings	11	11	8
Write-offs, net of recoveries and other adjustments	(7)	(6)	(1)
Balance, end of period	$25	$21	$16

Derivative Financial Instruments

In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce, to the extent practical, our potential exposure to the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. We account for derivative instruments that do not qualify for hedge accounting as either assets or liabilities and carry them at fair value, with any subsequent adjustments to fair value recorded in other income (expense), net on our consolidated statements of operations. Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in other income (expense), net on our consolidated statements of operations. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not expected to be significant due to the short-term nature of the contracts, which to date, have typically had maturities at inception of 90 days or less. The net cash received or paid related to our derivative instruments are classified in other investing activities in our consolidated statements of cash flows. Counterparties to forward contracts consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We had not entered into any cash flow, fair value or net investment hedges as of December 31, 2019. Refer to “Note 7: Financial Instruments and Fair Value Measurements” for further disclosure on our derivatives.

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

Leases

We lease office space in a number of countries around the world, generally under non-cancelable operating lease agreements. Our Headquarters Lease is our most significant office space lease, accounted for as a finance lease under the new lease accounting guidance, or ASC 842, Leases, which the Company adopted on January 1, 2019. The

Company has also entered into data center and certain equipment leases, such as network equipment and other leases, which are not material to our consolidated financial statements.

Refer to the Recently Adopted Accounting Pronouncements section below, for a detailed accounting discussion on the impact of this new guidance to our existing leases and accounting policy.

Business Combinations

We account for acquired businesses using the acquisition method of accounting which requires that the tangible assets and identifiable intangible assets acquired and assumed liabilities be recorded at the date of acquisition at their respective fair values. Any excess purchase price over the estimated fair value of the net tangible and intangible assets acquired is allocated to goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets may include but are not limited to future expected cash flows from customer and supplier relationships, acquired technology and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Valuations are performed by management or third party valuation specialists under management's supervision, where appropriate. Any changes to provisional amounts identified during the measurement period, calculated as if the accounting had been completed as of the acquisition date, are recognized in the consolidated financial statements in the reporting period in which the adjustment amounts are determined.

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

During the first quarter of 2019, the composition of our reportable segments was revised, as discussed in “Note 1: Organization and Business Description.” Prior to implementing the revised segment reporting structure, our previously disclosed Hotel segment was considered a single reporting unit. Following the change in reportable segments, our legacy Hotel reporting unit was split into four distinct reporting units – (1) Hotels, Media & Platform, (2) SmarterTravel, (3) Flights, Cruises and Car, and (4) Tripadvisor China for the purposes of goodwill impairment testing. As a result, we first performed a qualitative assessment on our previous Hotel reporting unit prior to implementing the revised segment reporting structure and determined that it was more likely than not that the fair value of this reporting unit was greater than the carrying value; which was consistent with our conclusion in the fourth quarter of 2018. We then performed a goodwill impairment test for each of the new reporting units upon the change in reportable segments using a quantitative assessment. We concluded the estimated fair values were significantly in excess of the carrying values for these reporting units. We also performed sensitivity analyses, such as calculating estimated fair values using different rates for the weighted-average cost of capital and long-term rates of growth in the income approach and different revenue/income multiples in our market approach and the estimated fair values remained in excess of the carrying values. Therefore, no indications of impairment were identified as a result of these changes in the first quarter of 2019.

During the Company's annual goodwill impairment test during the fourth quarter of 2019, a qualitative assessment was performed for the following reporting units: (1) Hotels, Media & Platform, (2) SmarterTravel, (3) Flights, Cruises and Car, (4) Dining, and (5) Experiences, while a quantitative assessment of the Rentals and Tripadvisor China reporting units goodwill was performed. For fiscal 2019, we determined the fair value of all our reporting units were in excess of their carrying values. Accordingly, we did not recognize any impairment charges during the year ending December 31, 2019. As part of our qualitative assessment for our 2019 goodwill impairment analysis of our reporting units, the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) evaluation of current and future forecasted financial results of the reporting units, (f) comparison of our current financial performance to historical and budgeted results of the reporting units, (g) change in excess of the Company’s market capitalization over its book value including the decrease in the Company’s market price during 2019, (h) changes in estimates, valuation inputs, and/or assumptions since the last quantitative analysis of the reporting units, (i) changes in the regulatory environment; (j) changes in strategic outlook or organizational structure and leadership of the reporting units; and (k) other relevant factors, and how these factors might impact specific performance in future periods. However, as we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

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

The carrying value of indefinite-lived intangible assets that is subject to annual assessment for impairment is $30 million at December 31, 2019 and consists of trademarks and tradenames. During the Company's annual indefinite-lived intangible impairment test during the fourth quarter of 2019, a qualitative assessment was performed. As part of our qualitative assessment we considered, amongst other factors, the amount of excess fair value of our trade names and trademarks to the carrying value of those same assets, changes in estimates, and valuation input assumptions, since our previous quantitative analysis. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that our indefinite-lived intangible assets were not impaired as of December 31, 2019.

Impairment of Long-Lived Assets

We periodically review the carrying amount of our definite-lived intangible assets and other long-term assets, including property and equipment and website and internal use software, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset of the group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows, using an appropriate discount rate. Any impairment would be measured by the amount that the carrying values, of such asset groups, exceed their fair value and would be included in operating income on the consolidated statement of operations. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. We have not identified any circumstances that would warrant an impairment charge for any recorded definite-lived intangibles or other long term assets on our consolidated balance sheet at December 31, 2019.

Deferred Merchant Payables

In our Experiences and Rentals free-to-list offerings, we generally receive cash from travelers at the time of booking and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the suppliers, or the vacation rental owners and third-party experience providers, respectively, after the travelers’ use. Therefore, we receive cash from the traveler prior to paying the supplier and this operating cycle represents a working capital source or use of cash to us. Our deferred merchant payables balance was $159 million and $164 million at December 31, 2019 and 2018, respectively, on our consolidated balance sheets.

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

We also have subsidiaries that have transactions in foreign currencies other than their functional currency. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in our consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. Accordingly, we have recorded net foreign currency exchange losses of $2 million and $9 million for the years ended December 31, 2019 and 2018, respectively, and a net gain of $1 million for the year ended December 31, 2017, in other income (expense), net on our consolidated statement of operations. These amounts also include transaction gains and losses, both realized and unrealized from forward contracts.

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

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations, including concentration related to dependence on our relationships with our customers. For the years ended December 31, 2019, 2018 and 2017 our two most significant travel partners, Expedia (and its subsidiaries) and Booking (and its subsidiaries), each accounted for more than 10% of our consolidated revenue and combined accounted for 33%, 37% and 43%, respectively, of our consolidated revenue, with nearly all of this revenue concentrated in our Hotels, Media & Platform segment. Refer to “Note 4: Revenue Recognition” and “Note 18: Segment and Geographic Information” for information regarding concentrations related to geographic revenue and our products.

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

Earnings Per Share (“EPS”)

Refer to “Note 5: Earnings Per Share” for a discussion about how we compute Basic EPS and Diluted EPS.

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued new accounting guidance which require a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The accounting for the cost of the hosting component of the arrangement (i.e., service costs the customer pays for the cloud computing service) is not affected by this new guidance. The Company uses both internally-developed software and third-party software to operate its business. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period. Entities have the option to apply the guidance retrospectively or prospectively to all implementation costs incurred after the date of adoption. We will adopt this new guidance as of January 1, 2020 on a prospective basis without adjusting the comparative periods presented. We do not expect the adoption of this new guidance will have a material impact on our consolidated financial statements.

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

and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this new guidance made several targeted amendments to the existing other-than-temporary impairment model, including: (1) requiring disclosure of the allowance for credit losses; (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities; (3) limiting impairment to the difference between the amortized cost basis and fair value; and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted, including interim periods within those fiscal years beginning after December 15, 2018. Entities are required to adopt this new guidance on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption without adjusting the comparative periods presented. We will adopt this new guidance as of January 1, 2020. We do not expect the adoption of this new guidance will have a material impact on our consolidated financial statements.

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

We elected the following practical expedients available in transition upon adoption of ASC 842 and accounting policy updates: 1) the “practical expedients package of three”, which allows us to not reassess the following as of the adoption date: a) whether any expired or existing contracts are or contain a lease; b) the lease classification for any expired or existing leases; and c) the accounting treatment for initial direct costs for existing leases; 2) the “short-term lease recognition exemption”, which allows entities to forego recognition of ROU assets and lease liabilities for leases with a lease term of twelve months or less and which also do not include an option to renew the lease term that the entity is reasonably certain to exercise; 3) elect by asset class as an accounting policy, to combine lease and non-lease components as a single component and subsequently account for the combined single component as the lease component; and 4) apply the portfolio approach to similar types of leases where the Company does not reasonably expect the outcome to differ materially from applying the new guidance to individual leases.

The adoption of ASC 842 did not have a material impact to both our consolidated statement of operations and consolidated statement of cash flows during the year ended December 31, 2019. The effect on our consolidated balance sheet as of January 1, 2019 from the adoption of ASC 842 is as follows:

	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019
	(in millions)
Assets:
Prepaid expenses and other current assets	$33	$(3)	$30
Property and equipment, net (1)	253	8	261
Operating lease right-of-use assets (1)	—	75	75
Deferred income taxes, net	27	(1)	26
Other long-term assets	86	(2)	84

Liabilities:
Accrued expenses and other current liabilities (2)	151	21	172
Other long-term liabilities (1)	282	53	335
Retained earnings (3)	$1,043	$3	$1,046
(1)	Refer to the below discussion regarding the transition accounting for operating and finance leases upon adoption of ASC 842.
(2)	This adjustment primarily represents the short-term portion of operating and finance lease obligations recorded upon adoption of ASC 842, discussed below.
(3)	Represents a cumulative-effect adjustment of $3 million, net of tax to our beginning balance of retained earnings recorded upon adoption of ASC 842.

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

We also establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition for asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs and are included in other long-term liabilities on our consolidated balance sheet. Our asset retirement obligations were not material as of December 31, 2019 and December 31, 2018, respectively.

Operating Leases

Our office space leases, exclusive of our Headquarters Lease, are operating leases, which we lease an aggregate of approximately 505,000 square feet of office space at approximately 50 other locations across North America, Europe, Asia Pacific and South America, in cities such as New York, Boston, London, Sydney, Barcelona, Buenos Aires and Paris, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in June 2027.

Based on the present value of remaining lease payments on the Company's existing leases, we recognized $88 million of both operating ROU assets and operating lease liabilities, respectively, on our consolidated balance sheet upon adoption of ASC 842, as of January 1, 2019. These operating ROU assets were then reduced by a net deferred rent balance of $13 million as of January 1, 2019, which primarily consisted of existing deferred and prepaid rent balances.

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at lease commencement date, or the date the lessor makes the leased asset available for use, based on the present value of lease payments over the lease term using the Company’s estimated incremental borrowing rate. ROU assets related to operating leases comprise the initial lease liability, and are then adjusted for any prepaid or deferred rent payments, unamortized initial direct costs, and lease incentives received. Amortization expense for operating lease ROU assets and interest accretion on operating lease liabilities are recognized as a single operating lease cost in our consolidated statement of operations, which results effectively in recognition of rent expense on a straight-line basis over the lease period. The carrying amount of operating lease liabilities are (1) accreted to reflect interest using the incremental borrowing rate if the rate implicit in the lease is not readily determinable; and (2) reduced to reflect lease payments made during the period. We present the combination of both the amortization of operating lease ROU assets and the change in the operating lease liabilities in the same line item in the adjustments to reconcile net income to net cash provided by operating activities in our consolidated statement of cash flows. Lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. Certain of our operating leases include options to extend the lease terms for up to 6 years and/or terminate the leases within 1 year, which we include in our lease term if we are reasonably certain to exercise these options. Payments under our operating leases are primarily fixed, however, certain of our operating lease agreements include rental payments which are adjusted periodically for inflation. We recognize these costs as variable lease costs on our consolidated statement of operations, which were not material during the year ended December 31, 2019 and 2018. In addition, our short-term lease costs were not material in any period. As of December 31, 2019, we had operating lease ROU assets of $74 million on our consolidated balance sheet.

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

Upon the adoption of ASC 842 on January 1, 2019, we derecognized the previous asset and liability recorded for the Headquarters Lease described above, with the exception of a net asset of $26 million, primarily related to structural improvements paid by the Company, net of tenant incentives and accumulated amortization, which is classified as prepaid rent under the new guidance. The Company then assessed the lease classification of our Headquarters Lease and concluded it should be classified and accounted for as a finance lease upon adoption on January 1, 2019. Accordingly, on January 1, 2019, we recognized a finance lease ROU asset and a finance lease liability of $114 million and $88 million, respectively, on our consolidated balance sheet. The difference between the finance lease ROU asset and finance lease liability represents the aforementioned $26 million of net prepaid rent, and is being amortized straight-line over the remaining lease term. As of December 31, 2019, the ROU asset related to our Headquarters Lease was $105 million, net of accumulated amortization of $9 million, and is included in the property and equipment, net on our consolidated balance sheet.

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

We did not update any financial information or provide any disclosures required under the new guidance for both the years ended December 31, 2018 and 2017, or as of December 31, 2018. The disclosures provided below for the years ended December 31, 2018 and 2017, or as of December 31, 2018 are based on the disclosure requirements under ASC 840.

The components of lease expense were as follows for the periods presented:

Year ended December 31, 2019
(in millions)
Operating lease cost (1)	$24
Finance lease cost
Amortization of right-of-use assets (2)	$9
Interest on lease liabilities (3)	4
Total finance lease cost	$13
Sublease income (1)	(3)
Total lease cost, net	$34

(1)

Operating lease costs, net of sublease income, are included within operating expenses in our consolidated statement of operations. During both the years ended December 31, 2018 and 2017, we recorded operating lease expense of $21 million and sublease income of $3 million, in our consolidated statement of operations in accordance with ASC 840.

(2)

Amount is included in depreciation expense in our consolidated statement of operations. During both the years ended December 31, 2018 and 2017, we recorded depreciation expense of $3 million related to our Headquarters Lease in our consolidated statement of operations in accordance with ASC 840.

(3)

Amount is included in interest expense in our consolidated statement of operations. During both the years ended December 31, 2018 and 2017, we recorded interest expense of $7 million related to our Headquarters Lease in our consolidated statement of operations in accordance with ASC 840.

Additional information related to our leases is as follows for the periods presented:

Year ended December 31, 2019
Supplemental Cash Flows Information:	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$26
Operating cash outflows from finance lease	4
Financing cash outflows from finance lease	5

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases (1)	$106
Finance lease (2)	88
(1)	Amount includes operating leases existing on January 1, 2019 of $88 million and those that commenced during the year ended December 31, 2019 of $18 million.
(2)	Amount represents the finance lease liability arising from obtaining the ROU asset related to our Headquarters Lease, which was recognized upon the adoption of ASC 842 on January 1, 2019.

As of December 31, 2019
Weighted-average remaining lease term:
Operating leases	4.4 years
Finance lease	11.0 years

Weighted-average discount rate:
Operating leases	4.11%
Finance lease	4.49%

Future lease payments under non-cancelable leases as of December 31, 2019 were as follows:

Year Ending December 31,	Operating Leases	Finance Lease
	(in millions)
2020	$23	$9
2021	23	10
2022	19	10
2023	13	10
2024	8	10
Thereafter	6	57
Total future lease payments	92	106
Less imputed interest	(8)	(23)
Total lease liabilities	$84	$83

Reported on consolidated balance sheet as of December 31, 2019	Operating Leases	Finance Lease
	(in millions)
Accrued expenses and other current liabilities	$20	$5
Other long-term liabilities	64	78
Total lease liabilities	$84	$83

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

As of December 31, 2019, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations for us.

NOTE 3: ACQUISITIONS AND OTHER INVESTMENTS

During the years ended December 31, 2019 and 2018, we acquired businesses which were accounted for as purchases of businesses under the acquisition method, or GAAP. We had no business acquisitions during the year ended December 31, 2017. The fair value of purchase consideration has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values on the acquisition date, with the remaining amount recorded to goodwill. Acquired goodwill represents the premium we paid over the fair value of the net tangible and intangible assets acquired. We paid a premium in each of these transactions for a number of reasons, including expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces. The results of each of these acquired businesses have been included in the consolidated financial statements beginning on the respective acquisition dates. Pro-forma results of operations for these acquisitions have not been presented as the financial impact to our consolidated financial statements, both individually and in aggregate, would not be materially different from historical results. For the years ended December 31, 2019 and 2018, acquisition-related costs which were expensed as incurred, were $2 million and not material, respectively, and are included in general and administrative expenses on our consolidated statements of operations.

2019 Acquisition of Businesses and Other Investments

During the year ended December 31, 2019, we completed three acquisitions of businesses under GAAP with a total purchase price consideration of $110 million for 100% ownership of the following: (1) SinglePlatform, a leading online content management and syndication platform company based in the U.S. acquired in December 2019, (2) BookaTable, an online restaurant reservation and booking platform company based in the U.K. acquired in December 2019; and (3) Restorando, an online restaurant reservation and booking platform company based in Argentina acquired in February 2019. We paid cash consideration of $108 million, net of $2 million of cash acquired. The cash consideration was paid from our U.S. and European cash.

The aggregate purchase price consideration was allocated to the fair value of assets acquired and liabilities assumed. The purchase price allocation of our 2019 acquisitions is preliminary and subject to revision as more information becomes available, primarily related to the estimated values of BookaTable intangible assets, but in any case will not be revised beyond twelve months after the acquisition date. Any change to the fair value of assets acquired or liabilities assumed will lead to a corresponding change to the purchase price allocable to goodwill in the period the adjustment is determined.

The following summarizes the preliminary allocation, in millions:

Total
Goodwill (1)	$85
Intangible assets (2)	26
Net tangible assets (liabilities) (3)	(1)
Total purchase price consideration (4)	$110

(1)	Goodwill of $50 million is not deductible for tax purposes.
(2)

Preliminary identifiable definite-lived intangible assets acquired during 2019 were comprised of trade names of $2 million with a weighted average life of 2 years, customer lists and supplier relationships of $10 million with a weighted average life of 8 years, subscriber relationships of $6 million with a weighted average life of approximately 3 years, and technology and other of $8 million with a weighted average life of approximately 6 years. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of these businesses during 2019 was 6 years, and will be amortized on a straight-line basis over their estimated useful lives from acquisition date.

(3)

Primarily includes cash acquired of $2 million, accounts receivable of $3 million, prepaid expenses and other current assets of $2 million and liabilities assumed of $8 million, including accounts payable, accrued expenses and other current liabilities, and deferred revenue, which reflect their respective fair values at acquisition.

(4)

Subject to adjustment based on (i) final working capital adjustment calculations; and (ii) indemnification obligations for general representations and warranties of certain acquired company stockholders.

During the year ended December 31, 2019, we also invested $2 million in the equity securities of a privately-held company. Refer to “Note 7: Financial Instruments and Fair Value Measurements” for further disclosure on our non-marketable investments.

2018 Acquisition of Business

During the year ended December 31, 2018, we acquired one business for a purchase price and net cash consideration of $23 million.  The cash consideration was paid from our U.S. cash.

The purchase price consideration of $23 million was allocated to the fair value of assets acquired and liabilities assumed. The following summarizes the final purchase price allocation, in millions:
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

NOTE 4: REVENUE RECOGNITION

We generate all of our revenue from contracts with customers. We recognize revenue when we satisfy a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. When we act as an agent in the transaction, we recognize revenue for only our commission on the arrangement. We determine revenue recognition through the following steps:

(1)	Identification of the contract, or contracts, with a customer
(2)	Identification of the performance obligations in the contract
(3)	Determination of the transaction price
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, we satisfy a performance obligation.

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the years ended December 31, 2019 and 2018 related to performance obligations satisfied in prior periods, respectively. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. Although the substantial majority of our contract costs have an amortization period of less than one year, we have determined contract costs arising from certain sales incentives have an amortization period in excess of one year given the high likelihood of contract renewal. Sales incentives are not paid upon renewal of these contracts and therefore are not commensurate with the initial sales incentive costs. Total capitalized costs to obtain a contract were approximately $4 million and $2 million as of December 31, 2019 and 2018, respectively. We amortize these contract costs on a straight-line basis over the estimated customer life, which is based on historical customer retention rates. Amortization expense recorded to selling and marketing during the years ended December 31, 2019 and 2018, respectively, were $1 million and not material. We assess such assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable.

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

Hotels, Media & Platform Segment

Tripadvisor-branded Hotels Revenue. Our largest source of Hotels, Media & Platform segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly OTAs and direct suppliers in the hotel category. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, also known as our hotel metasearch auction, where our travel partner CPC bids for rates and availability to be listed on our site are submitted.  When a CPC bid is submitted, the partner agrees to pay us the bid amount each time a traveler clicks on the link to that partner’s websites. Bids can be submitted periodically – as often as daily– on a property-by-property basis. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

In addition, we offer subscription-based advertising to hotel partners, owners of B&Bs and other specialty lodging properties. Our performance obligation is generally to enable subscribers to advertise their businesses on our website, as well as manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period.  Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

We also offer travel partners the opportunity to advertise and promote their business through hotel sponsored placements on our websites. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that our travel partners pay are based on a pre-determined contractual rate. We record this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as our performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

To a lesser extent, we generate transaction revenue from our hotel instant booking feature, which enables hotel shoppers to book directly with a travel partner, with the latter serving as the merchant of record for the transaction, without leaving our website. We earn a commission from our travel partners for each traveler that completes a hotel reservation on our website based on a pre-determined contractual commission rate. Our hotel instant booking revenue includes (i) arrangements where commissions are billable on all instant booking hotel reservations; and (ii) arrangements where the commissions are billable only upon the completion of each traveler’s stay resulting from the reservation. The travel partners provide the service to the travelers and we act as an agent under ASC 606. Our performance obligation in both arrangements is complete at the time of the booking and the commission earned is recognized upon booking, as we have no post-booking service obligations. The amount of revenue recognized for commissions that are billable contingent upon a traveler stay requires an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay.

Tripadvisor-branded Display and Platform Revenue. We offer travel partners the ability to promote their brands through display-based advertising placements on our websites across all of our segments and business units. Our display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. We also sell display-based advertising to OTAs and other travel related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or CPM, basis. The performance obligation in our display-based advertising arrangements is to display a number of advertising impressions on our websites and we recognize revenue for impressions as they are delivered. Services are generally billed monthly. We have applied the practical expedient to measure progress toward completion, as we have the right to invoice the customer in an amount that directly corresponds with the value to the customer of our performance to date, which is measured based on impressions delivered.

Experiences & Dining Segment

We provide information and services that allow consumers to research and book activities and attractions in popular travel destinations both through Viator, our dedicated Experiences offering, and on our Tripadvisor website and mobile apps. We also power travel activities and experiences booking capabilities to consumers on affiliate partner websites, including some of the world’s top airlines, hotel chains, and online and offline travel agencies. We work with local tour or travel activities/experiences operators (“the supplier”) to provide consumers the ability to book tours, activities and experiences (“the activity”) in popular destinations worldwide. We generate commissions for each booking transaction we facilitate through our online reservation system. We provide post-booking service to the customer until the time of the activity, which is the completion of the performance obligation. Revenue is recognized at the time that the activity occurs. We generally do not control the activity before the supplier provides it to our customer and therefore act as agent for nearly all of these transactions under ASC 606. We generally collect payment from the customer at the time of booking that includes both our commission revenue and the amount due to the supplier. Our commission revenue is recorded as deferred revenue until the activity occurs and revenue is recognized, and the amount due to the supplier is recorded as deferred merchant payables on our consolidated balance sheet until completion of the activity and payment is made to the supplier. To a lesser extent, we earn commissions from affiliate partners, or third-party merchant partners who display and promote on their websites the supplier activities available on our platform to generate bookings.  In these transactions, where we are not the merchant of record, we generally invoice and receive commissions directly from the third-party merchant partners. Our performance obligation is to allow the third-party merchant partners to display and promote on their website suppliers who utilize our platform and we earn a commission when consumers book and complete an activity. We do not control the service and act as an agent for these transactions under ASC 606. Our performance obligation is complete and revenue is recognized at the time of the booking, as we have no post-booking obligations. We recognize this revenue net of an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized for commissions that are billable contingent upon completion of the activity.

We also provide information and services for consumers to research and book restaurants in popular travel destinations through our dedicated restaurant reservations offering, TheFork, and on our Tripadvisor-branded websites and mobile apps. TheFork is an online restaurant booking platform operating on a number of websites (including www.thefork.com, www.lafourchette.com, www.eltenedor.com, www.restorando.com and www.bookatable.co.uk), with a network of restaurant partners located primarily across the U.K., Europe, Australia, and South America. We primarily generate transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by our restaurant customers. We invoice restaurants monthly for transaction fees. To a lesser extent, we also generate subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services, marketing analytic tools, and menu syndication services provided by TheFork and Tripadvisor. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription fees are generally billable in advance of service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied. In addition, we also offer restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on our website. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of users who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for media advertising placements that our restaurant partners pay are based on a pre-determined contractual rate. We record this click-based advertising revenue as the click occurs and diner leads are sent to the restaurant partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our restaurant partners on a monthly basis consistent with the timing of the service.

Other

We provide information and services that allow travelers to research and book vacation and short-term rental properties, including full homes, condominiums, villas, beach properties, cabins and cottages. Our Rentals offering generates revenue primarily by offering individual property owners and managers the ability to list their properties on our websites and mobile apps thereby connecting with travelers through a free-to-list, commission-based option or, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, and on our Tripadvisor-branded websites and mobile apps. We earn commissions associated with rental transactions through our free-to-list model from both the traveler, and the property owner or manager. We provide post-booking service to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. We act as an agent, under ASC 606, in the transactions as we do not control any properties before the property owner provides the accommodation to the traveler and do not have inventory risk. We generally collect from the traveler at the time of booking payment representing the amount due to the property owner or manager, as well as our commission. That portion of the payment representing our commission is recorded as deferred revenue until revenue is recognized, and that portion of the payment representing the amount due to the property owner is recorded as deferred merchant payables until payment is made to the property owner after the completion of the rental. Payments for term-based subscription fees related to online advertising services for the listing of rental properties are generally due in advance. As the performance obligation is the listing service provided to the property owner or manager over the subscription period, revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. We recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

In addition, Other also includes revenue generated from flights, cruises, and car offerings on Tripadvisor, as well as revenue from non-Tripadvisor-branded websites not otherwise described above, such as www.bookingbuddy.com, www.cruisecritic.com, www.onetime.com and www.smartertravel.com, and Tripadvisor China, which primarily includes click-based advertising and display-based advertising revenue. The performance obligations, timing of customer payments for these brands, and methods of revenue recognition are generally consistent with click-based advertising and display-based advertising revenue, as described above.

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

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 18: Segment and Geographic Information”, our business consists of two reportable segments – (1) Hotels, Media & Platform; and (2) Experiences & Dining. A reconciliation of disaggregated revenue to segment revenue is also included below.

	Year ended December 31,
	2019	2018
Major products/revenue sources (1):	(in millions)
Hotels, Media & Platform
Tripadvisor-branded hotels	$779	$848
Tripadvisor-branded display and platform	160	153
Total Hotels, Media & Platform	939	1,001

Experiences & Dining	456	372
Other (2)	165	242
Total Revenue	$1,560	$1,615

(1)	Our revenue is recognized primarily at a point in time for all reported segments.
(2)	Other consists of the combination of our Rentals, Flights/Cruises/Car, SmarterTravel and Tripadvisor China business units and does not constitute a reportable segment

Contract Balances

The following table provides information about the opening and closing balances of accounts receivables and contract assets from contracts with customers (in millions):

	December 31, 2019	December 31, 2018
Accounts receivable	$176	$205
Contract assets	7	7
Total	$183	$212

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheets. As of January 1, 2019 and 2018, we had $63 million and $59 million, respectively, recorded as deferred revenue on our consolidated balance sheet, of which $61 million and $57 million, respectively, was recognized in revenue and $2 million was refunded due to cancellations by travelers during both years ended December 31, 2019 and 2018. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the years ended December 31, 2019 and 2018 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Year ended December 31,
	2019	2018	2017
Numerator:
Net income (loss)	$126	$113	$(19)
Denominator:
Weighted average shares used to compute Basic EPS	138,975	138,116	140,445
Weighted average effect of dilutive securities:
Stock options	155	351	—
RSUs/MSUs	1,528	1,908	—
Weighted average shares used to compute Diluted EPS	140,658	140,375	140,445
Basic EPS	$0.91	$0.82	$(0.14)
Diluted EPS	$0.89	$0.81	$(0.14)

Potential common shares, consisting of outstanding stock options, service and performance-based restricted stock units (“RSUs”) and market-based restricted stock units (“MSUs”), totaling approximately 6.7 million, 6.2 million, and 12.5 million, for the years ended December 31, 2019, 2018 and 2017, respectively, have been excluded from the calculations of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of certain performance-based awards of approximately 0.7 million, 0.5 million, and 0.6 million, for the years ended December 31, 2019, 2018 and 2017, respectively, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. In addition, our non-vested RSUs are entitled to dividend equivalents, which will be payable to the holder subject to, and upon vesting of, the underlying awards and are therefore forfeitable. Given such dividend equivalents are forfeitable, we do not consider them to be participating securities and, consequently, they are not subject to the two‑class method of determining earnings per share.

NOTE 6: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and RSUs, on our consolidated statements of operations during the periods presented:

	Year ended December 31,
	2019	2018	2017
	(in millions)
Cost of revenue	$1	$1	$—
Selling and marketing	23	21	21
Technology and content	55	51	40
General and administrative	45	45	35
Total stock-based compensation expense	124	118	96
Income tax benefit from stock-based compensation expense	(28)	(27)	(28)
Total stock-based compensation expense, net of tax effect	$96	$91	$68

We capitalized $19 million, $13 million and $13 million of stock-based compensation expense as internal-use software and website development costs during the years ended December 31, 2019, 2018 and 2017, respectively.

Stock and Incentive Plans

On December 20, 2011, our 2011 Stock and Annual Incentive Plan (the “2011 Plan”) became effective and we filed a to Registration Statement registering a total of 17,500,000 shares of our common stock, of which 17,400,000 shares were issuable in connection with grants of equity-based awards under our 2011 Plan and 100,000 shares were issuable under our Deferred Compensation Plan for Non-Employee Directors (refer to “Note 15: Employee Benefit Plans” for information on our Deferred Compensation Plan for Non-Employee Directors). At our annual meeting of stockholders held on June 28, 2013, our stockholders approved an amendment to our 2011 Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance thereunder by 15,000,000 shares.

On June 21, 2018, our stockholders approved the 2018 Stock and Annual Incentive Plan (the “2018 Plan”) and we filed a Registration Statement registering 6,000,000 shares plus the number of shares available for issuance (and not subject to outstanding awards) under the 2011 Plan. As of the effective date of the 2018 Plan, no additional awards will be granted under the 2011 Plan. The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to our directors, officers, employees and consultants. The summary of the material terms of the 2018 Plan is qualified in its entirety by the full text of the 2018 Plan previously filed.

As of December 31, 2019, the total number of shares reserved for future stock-based awards under the 2018 Plan is approximately 10.1 million shares. All shares of common stock issued in respect of the exercise of options, RSUs, or other equity awards have been issued from authorized, but unissued common stock.

Stock Based Award Activity and Valuation

Stock Option Activity

A summary of our stock option activity, consisting primarily of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding as of December 31, 2016	5,818	$57.60
Granted (1)	2,333	40.03
Exercised (2)	(496)	29.37
Cancelled or expired	(802)	65.13
Options outstanding as of December 31, 2017	6,853	52.78
Granted	762	43.53
Exercised (2)	(1,162)	37.26
Cancelled or expired	(412)	61.46
Options outstanding as of December 31, 2018	6,041	54.00
Granted	752	48.30
Exercised (2)	(195)	42.17
Cancelled or expired	(581)	56.97
Options outstanding as of December 31, 2019	6,017	$50.27	5.9	$—
Exercisable as of December 31, 2019	3,425	$57.27	4.2	$—
Vested and expected to vest after December 31, 2019 (3)	6,017	$50.27	5.9	$—

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

(2)

Inclusive of 120,112, 814,635, and 294,410 stock options as of December 31, 2019, 2018 and 2017, respectively, which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

(3)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of December 31, 2019 was $30.38. The total intrinsic value of stock options exercised for the years ended December 31, 2019, 2018 and 2017 were $2 million, $20 million, and $8 million, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	December 31,
	2019	2018	2017
Risk free interest rate	1.79%	2.70%	2.02%
Expected term (in years)	5.19	5.45	6.13
Expected volatility	42.09%	41.86%	42.14%
Expected dividend yield	— %	— %	— %
Weighted-average grant date fair value	$21.25	$18.11	$16.50

The total fair value of stock options vested for the years ended December 31, 2019, 2018 and 2017 were $15 million, $38 million, and $40 million, respectively. Cash received from stock option exercises for the years ended December 31, 2019, 2018 and 2017 were $2 million, $6 million, and $3 million, respectively.

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

RSU Activity

A summary of our RSU activity is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2016	2,856	$69.35
Granted (1)(2)	4,829	41.58
Vested and released (3)	(1,030)	67.25
Cancelled	(853)	52.64
Unvested RSUs outstanding as of December 31, 2017	5,802	48.81
Granted	3,302	43.04
Vested and released (3)	(1,617)	54.22
Cancelled	(847)	46.43
Unvested RSUs outstanding as of December 31, 2018	6,640	44.93
Granted (4)	4,688	47.35
Vested and released (3)	(2,002)	48.11
Cancelled	(857)	47.19
Unvested RSUs outstanding as of December 31, 2019 (5)	8,469	$45.42	$258

(1)

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

(2)

Excludes from the 2017 RSU grants, a performance-based RSU grant for 213,000 shares awarded to our CEO during November 2017. This award provides for vesting based on the extent to which the Company achieves certain financial and/or the CEO achieves certain strategic performance metrics relative to the targets to be established by the Company’s Compensation Committee. One quarter of these RSUs may vest and settle annually based on actual performance relative to the targets established annually for each of the four fiscal years ending December 31, 2018, December 31, 2019, December 31, 2020, and December 31, 2021, of which 60,582 RSUs vested and settled during the year ending December 31, 2019 related to the achievement of 2018 annual performance targets. The estimated grant-date fair value per RSU will be calculated upon the establishment of annual performance targets and each tranche will be amortized on a straight-line basis over its requisite service period. At any point in time during the vesting period, the award’s expense to date will at least equal the portion of the grant-date fair value that is expected to vest at that date. Based upon actual attainment relative to the target performance metrics, the CEO has the ability to receive up to 125% of the target number originally granted, or to be issued none at all.

(3)

Inclusive of 532,164, 424,848, and 301,932 RSUs as of December 31, 2019, 2018 and 2017, respectively, withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

(4)

Inclusive of 843,426 dividend equivalents issued to employees holding non-vested RSU grant awards in conjunction with our special cash dividend declared on November 1, 2019, which will be payable to the holder subject to, and upon vesting of, the underlying awards.

(5)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

A summary of our RSU activity for MSUs is presented below:

		Weighted
		Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2017 (1)	213	$30.04
Granted (2)	71	59.40
Vested and released	—
Cancelled	—
Unvested MSUs outstanding as of December 31, 2018	284	37.41
Granted (3)(4)	121	51.76
Vested and released	—	—
Cancelled	(16)	58.63
Unvested MSUs outstanding as of December 31, 2019	389	$40.99	$12

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

(3)

Inclusive of 78,050 MSUs which provide for vesting based upon the Company’s total shareholder return, or TSR, performance over the period commencing January 1, 2019 through December 31, 2021 relative to the TSR performance of the Nasdaq Composite Total Return Index. Based upon actual attainment relative to the target performance metric, the grantee has the ability to receive up to 200% of the target number of MSUs originally granted, or to be issued none at all. These MSUs were granted under the 2018 Plan.
(4)

Inclusive of 42,477 dividend equivalents issued to employees holding non-vested MSU grant awards in conjunction with our special cash dividend declared on November 1, 2019, which will be payable to the holder subject to, and upon vesting of, the underlying awards.

A Monte-Carlo simulation model, which simulated the present value of the potential outcomes of future stock prices and TSR of the Company and the Nasdaq Composite Total Return Index over the performance period, was used to calculate the grant-date fair value of our MSU awards. The estimated grant-date fair value of these awards is being amortized on a straight-line basis over the requisite service period.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized compensation expense and the weighted average remaining amortization period at December 31, 2019 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs/MSUs
Unrecognized compensation expense	$32	$248
Weighted average period remaining (in years)	2.6	2.5

NOTE 7: FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Marketable Securities

The following table shows our marketable securities, by consolidated balance sheet classification and major security type, that are measured at fair value on a recurring basis and were categorized using the fair value hierarchy, as well as their classification on our consolidated balance sheet, as of the periods presented (in millions):

	December 31, 2018
	Total Amortized	Total Fair	Cash and Cash	Short-Term Marketable
	Cost	Value (1)	Equivalents	Securities
Level 1:
Money market funds	$128	$128	$128	—
Level 2:
Commercial paper	20	20	5	15
Total	$148	$148	$133	$15
(1)	As of December 31, 2018, any unrealized gains or losses related to our marketable securities were not material.

We had no outstanding marketable securities as of December 31, 2019.

Our cash equivalents consist of money market funds and other marketable securities, with maturities of 90 days or less at the date of purchase. Our short-term marketable securities include maturities that were greater than 90 days at the date purchased and had 12 months or less remaining at December 31, 2018.

We classify our marketable securities within Level 1 and Level 2 as we value these financial instruments using quoted market prices (Level 1) or alternative pricing sources (Level 2). The valuation technique we used to measure the fair value of money market funds was derived from quoted prices in active markets for identical assets or liabilities. Fair values for Level 2 marketable securities are considered “Level 2” valuations because they are obtained from independent pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Our procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from our independent pricing services against fair values obtained from another independent source.

There were no material realized gains or losses related to sales of our marketable securities for the years ended December 31, 2019, 2018 and 2017.

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

In November 2019, the Company and Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited, entered into an agreement to combine certain assets in China through the creation of a new entity, Chelsea Investment Holding Company PTE, Ltd. Tripadvisor contributed a portion of its business in China, to Chelsea Investment Holding Company PTE, Ltd, including a long-term exclusive brand and content license and other assets, in return for a 40% equity ownership interest in Chelsea Investment Holding Company PTE, Ltd. This investment resulted in the Company recording an initial equity method investment of $41 million, included in non-marketable investments on our consolidated balance sheet as of December 31, 2019, and a $39 million deferred income liability attributable to the brand and content license, included in accrued expenses and other current liabilities and other long-term liabilities on our consolidated balance sheet of $3 million and $36 million, respectively as of December 31, 2019.  The Company expects to earn the deferred income ratably over a 15-year period, congruent with the initial term of the brand and content license, presented in other income (expense), net on the consolidated statement of operations. The investment is being accounted for as an equity method investment as the Company determined it has the ability to exercise significant influence over the investee.

Investments in Privately-Held Companies

We hold investments in equity securities of privately-held companies, which are typically at an early stage of development and do not have a readily determinable fair value. As of December 31, 2019 and 2018, the total carrying value of these investments was $14 million and $12 million, respectively, and included in non-marketable investments on our consolidated balance sheet. Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes.  The Company determined that no changes were required to the carrying value of these equity investments at December 31, 2019 and 2018 and recognized a loss of $2 million related to an equity investment during the year ended December 31, 2017 in other income (expense), net on our consolidated statements of operations.

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows primarily for the Euro versus the U.S. Dollar. For the periods ended December 31, 2019, 2018 and 2017, respectively, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts are carried at fair value on our consolidated balance sheets at December 31, 2019 and 2018. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our foreign currency forward contracts in other income (expense), net on our consolidated statement of operations.  We recorded a net gain of $1 million for the year ended December 31, 2019, a net loss of $3 million for the year ended December 31, 2018, and was not material for the year ended December 31, 2017, respectively, related to our forward contracts.

The following table shows the notional principal amounts of our outstanding derivative instruments for the periods presented:

	December 31, 2019	December 31, 2018
	(in millions)
Foreign currency exchange-forward contracts (1)(2)	$10	$13

(1)

Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. The Company had one and two outstanding derivative contracts as of December 31, 2019 and 2018, respectively. These outstanding derivatives are not designated as hedging instruments.

(2)

The fair value of our outstanding derivatives as of December 31, 2019 and 2018, respectively, was not material and was reported as a liability in accrued expenses and other current liabilities on our consolidated balance sheets.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include accounts receivable and contract assets, accounts payable, deferred merchant payables, short-term debt, accrued expenses and other current liabilities. The carrying amount of these financial instruments approximate their fair value because of the short maturity of these instruments as reported on our consolidated balance sheets as of December 31, 2019 and December 31, 2018, respectively.

The Company did not have any material assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs at both December 31, 2019 and December 31, 2018.

NOTE 8: PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following for the periods presented:

	December 31, 2019	December 31, 2018
	(in millions)
Capitalized software and website development	$335	$259
Building (1)	—	123
Finance lease right-of-use asset (1)	114	—
Leasehold improvements	49	41
Computer equipment and purchased software	70	52
Furniture, office equipment and other	21	18
	589	493
Less: accumulated depreciation	(319)	(240)
Total	$270	$253

(1)	Refer to “Note 2: Significant Accounting Policies,” regarding the transition accounting related to our adoption of ASC 842 and the subsequent accounting for our Headquarter Lease.

As of December 31, 2019 and December 31, 2018, the carrying value of our capitalized software and website development costs, net of accumulated amortization, was $115 million and $99 million, respectively. For the years ended December 31, 2019, 2018 and 2017, we capitalized $79 million, $63 million and $65 million, respectively, related to software and website development costs. For the years ended December 31, 2019, 2018 and 2017, we recorded amortization of capitalized software and website development costs of $63 million, $59 million and $54 million, respectively, which is included in depreciation expense on our consolidated statements of operations for those years.

NOTE 9: GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes our goodwill activity by reportable segment for the periods presented:

	Hotel	Non-Hotel	Hotels, Media & Platform	Experiences & Dining	Other (4)	Total
	(in millions)		(in millions)
Balance as of December 31, 2017	$451	$307	$—	$—	$—	$758
Acquisitions (1)	—	11	—	—	—	11
Other adjustments (2)	—	(13)	—	—	—	(13)
Balance as of December 31, 2018	$451	$305	$—	$—	$—	$756
Allocation to new segments (3)	(451)	(305)	405	250	101	—
Acquisitions (1)	—	—	—	$85	$—	85
Other adjustments (2)	—	—	—	(2)	1	(1)
Balance as of December 31, 2019	$—	$—	$405	$333	$102	$840

(1)	The additions to goodwill relate to our business acquisitions. Refer to “Note 3: Acquisitions and Other Investments,” for further information.
(2)	Primarily related to impact of changes in foreign currency exchange rates to goodwill.
(3)	Refer to “Note 1: Organization and Business Description” for information on our reporting segment changes in the first quarter of 2019.
(4)	Other consists of the combination of our Rentals, Flights/Cruises/Car, SmarterTravel, and Tripadvisor China business units and does not constitute a reportable segment.

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following for the periods presented:

	December 31,
	2019	2018
	(in millions)
Intangible assets with definite lives	$253	$228
Less: accumulated amortization	(173)	(140)
Intangible assets with definite lives, net	80	88
Intangible assets with indefinite lives	30	30
Total	$110	$118

Amortization expense for definite-lived intangible assets was $33 million, $34 million, and $32 million, for the years ended December 31, 2019, 2018 and 2017, respectively. Our indefinite-lived intangible assets relate to trade names and trademarks.

There were no impairment charges recognized to our consolidated statement of operations during the years ended December 31, 2019, 2018 and 2017 related to our goodwill or intangible assets.

The following table presents the components of our intangible assets with definite lives for the periods presented:

		December 31, 2019			December 31, 2018
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in millions)			(in millions)
Trade names and trademarks	4.5	$59	$(35)	$24	$57	$(28)	$29
Customer lists and supplier relationships	4.4	98	(65)	33	88	(53)	35
Subscriber relationships	3.3	40	(29)	11	34	(25)	9
Technology and other	5.1	56	(44)	12	49	(34)	15
Total	4.4	$253	$(173)	$80	$228	$(140)	$88

Refer to “Note 3: Acquisitions and Other Investments” above for a discussion of definite lived intangible assets acquired in business combinations during the years ended December 31, 2019 and 2018.

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

The estimated amortization expense for intangible assets with definite lives for each of the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets or change in estimate of remaining lives, is expected to be as follows (in millions):

2020	$26
2021	19
2022	13
2023	9
2024	6
2025 and thereafter	7
Total	$80

NOTE 10: DEBT

2015 Credit Facility

In June 2015, we entered into a five-year credit agreement with a group of lenders which, among other things, provided for a $1 billion unsecured revolving credit facility (the “2015 Credit Facility”) and immediately borrowed $290 million. In May 2017, the 2015 Credit Facility was amended to, among other things, (i) increase the aggregate amount of revolving loan commitments available from $1.0 billion to $1.2 billion; and (ii) extend the maturity date of the 2015 Credit Facility from June 26, 2020 to May 12, 2022 (the “First Amendment”). Borrowings under the 2015 Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on the Company’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on the Company’s leverage ratio. The Company may borrow from the 2015 Credit Facility in U.S dollars, Euros and British pound.

During the year ended December 31, 2018, we repaid all of our outstanding borrowings, or approximately $230 million, under the 2015 Credit Facility. This repayment was primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the year ended December 31, 2018. During the year ended December 31, 2017, we borrowed $435 million and repaid $296 million of our outstanding borrowings under the 2015 Credit Facility. These net borrowings during the year were primarily used to repurchase shares of our outstanding common stock under a share repurchase program, which is described in “Note 16: Stockholders Equity”.

As of December 31, 2019 and 2018, we had no outstanding borrowings and approximately $1.2 billion of borrowing capacity available under our 2015 Credit Facility. We are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of December 31, 2019 and 2018, our unused revolver capacity was subject to a commitment fee of 0.15%, given the Company’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swingline borrowings on same-day notice. As of December 31, 2019 and 2018, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. We recorded total interest expense and commitment fees on our 2015 Credit Facility of $2 million, $3 million and $6 million for the years ended December 31, 2019, 2018 and 2017, respectively, to interest expense on our consolidated statements of operations. All unpaid interest and commitment fee amounts as of December 31, 2019 and December 31, 2018, respectively, were not material. We also incurred lender fees and debt financing costs in connection with entering into the 2015 Credit Facility and in connection with the First Amendment totaling $5 million, which were capitalized as deferred financing costs and recorded to other long-term assets on the consolidated balance sheet. As of December 31, 2019, the Company has $2 million remaining in deferred financing costs in connection with the 2015 Credit Facility. These costs are being amortized over the remaining term on a straight line basis and recorded to interest expense on our consolidated statements of operations.

There is no specific repayment date prior to the maturity date for any borrowings under this credit agreement. We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. As of December 31, 2019 and 2018, we were in compliance with all of our debt covenants.

2016 Credit Facility

We were party to an uncommitted facility agreement which provided for a $73 million unsecured revolving credit facility (the “2016 Credit Facility”) with no specific expiration date. We initially borrowed $73 million from this uncommitted credit facility during the year ended December 31, 2016, which was used for general working capital needs of the Company primarily for partial repayment of our 2015 Credit Facility, and we subsequently repaid the full amount during the year ended December 31, 2017. The Company terminated the 2016 Credit Facility in June 2018. We had no outstanding borrowings under the 2016 Credit Facility at the time of termination.

Chinese Credit Facilities

We are party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. This credit facility generally bears interest at a rate based on the People’s Bank of China benchmark, including certain adjustments, which may be made in accordance with market conditions at the time of borrowing. As of both December 31, 2019 and 2018, there were no outstanding borrowings under this credit facility.

We were also party to a RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility-JPM”) through September 2019, when the Company did not renew this credit facility.  We had no outstanding borrowings under this credit facility at the time of termination or at December 31, 2018.

NOTE 11: INCOME TAXES

The following table presents a summary of our domestic and foreign income before income taxes:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Domestic	$92	$104	$81
Foreign	102	69	29
Total	$194	$173	$110

The following table presents a summary of the components of our provision for income taxes:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Current income tax expense:
Federal	$31	$37	$93
State	5	12	1
Foreign	26	17	6
Current income tax expense	62	66	100
Deferred income tax expense (benefit):
Federal	25	(10)	25
State	7	(1)	2
Foreign	(26)	5	2
Deferred income tax expense (benefit):	6	(6)	29
Provision for income taxes	$68	$60	$129

The Company reduced its current income tax payable by $24 million, $15 million and $27 million for the years ended December 31, 2019, 2018 and 2017, respectively, for tax deductions attributable to the exercise or settlement of the Company’s stock-based awards.

The significant components of our deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	(in millions)
Deferred tax assets:
Stock-based compensation	$47	$44
Net operating loss carryforwards	49	38
Provision for accrued expenses	6	6
Deferred rent	—	3
Lease financing obligation	24	22
Foreign advertising spend	15	15
Deferred expense related to cost-sharing arrangement	-	31
Interest carryforward	20	14
Other	14	10
Total deferred tax assets	$175	$183
Less: valuation allowance	(72)	(57)
Net deferred tax assets	$103	$126
Deferred tax liabilities:
Intangible assets	$(51)	$(57)
Property and equipment	(27)	(22)
Prepaid expenses	(2)	(2)
Building - corporate headquarters	(22)	(23)
Deferred income related to cost-sharing arrangement	—	(16)
Other	(2)	—
Total deferred tax liabilities	$(104)	$(120)
Net deferred tax asset (liability)	$(1)	$6

At December 31, 2019, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $4 million, $32 million and $201 million, respectively. If not utilized, the federal and state NOLs will expire at various times between 2020 and 2037 and the foreign NOLs will expire at various times between 2020 and 2028.

As of December 31, 2019, we had a valuation allowance of approximately of $72 million related to certain NOL carryforwards and other foreign deferred tax assets for which it is more likely than not, the tax benefit will not be realized. This amount represented an increase of $15 million, as compared to balance as of December 31, 2018. The increase is primarily related to additional foreign net operating losses. Except for certain foreign deferred tax assets, we expect to realize all of our deferred tax assets based on a strong history of earnings in the U.S. and other jurisdictions, as well as future reversals of taxable temporary differences.

A reconciliation of the provision for income taxes to the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Income tax expense at the federal statutory rate	$40	$36	$38
Foreign rate differential	(16)	(17)	(25)
State income taxes, net of effect of federal tax benefit	9	9	5
Unrecognized tax benefits and related interest	11	15	12
Change in cost-sharing treatment of stock-based compensation	15	(3)	(5)
FDII, GILTI and other provisions	(3)	(5)	—
Impacts related to the 2017 Tax Act	—	—	73
Research tax credit	(11)	(9)	(8)
Stock-based compensation	4	8	13
Change in valuation allowance	6	9	25
Local income tax on intercompany transaction (1)	7	10	—
Executive compensation	3	2	1
Other, net	3	5	—
Provision for income taxes	$68	$60	$129
(1)

During 2018, we completed an intra-entity transfer from Australia to the U.S. of certain intangible property (“IP”) rights associated with a subsidiary’s technology platform. This transfer resulted in an income tax expense for Australian tax purposes of approximately $10 million. As a result of the IP transfer, we utilized NOLs and consequently released the valuation allowance on our Australian entity. During 2019, we completed an intra-entity transfer from China to Singapore of certain IP. As a result of the transfer, we utilized NOLs and consequently released the valuation allowance on certain deferred tax assets on our China entity.

During 2011, the Singapore Economic Development Board accepted our application to receive a tax incentive under the International Headquarters Award. This incentive provides for a reduced tax rate on qualifying income of 5% as compared to Singapore’s statutory tax rate of 17% and is conditional upon our meeting certain employment and investment thresholds. This agreement has been extended until June 30, 2021 as we have met certain employment and investment thresholds. This benefit resulted in a decrease to our 2019 provision for income tax expense of $2 million.

The 2017 Tax Act was signed into United States tax law on December 22, 2017. The 2017 Tax Act significantly changed the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The 2017 Tax Act also provided for a mandatory one-time tax on the deemed repatriation of accumulative foreign earnings of foreign subsidiaries (the “Transition Tax”), as well as prospective changes beginning in 2018, including additional limitations on executive compensation. Under GAAP, the effects of changes in income tax rates and laws are recognized in the period in which the new legislation is enacted. We recorded an estimate of $67 million of Transition Tax, and $6 million due to a remeasurement of our net deferred tax assets, during the year ended December 31, 2017, which reflected provisional amounts for those specific income tax effects of the 2017 Tax Act. Subsequent adjustments in 2018 were not significant.

We are subject to additional requirements of the 2017 Tax Act during the year ended December 31, 2019. Those provisions include a deduction for foreign derived intangible income (“FDII”), a tax on global intangible low-taxed income (“GILTI”), a limitation of certain executive compensation, and other immaterial provisions.  We have elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective income tax rate calculation. Our 2019 effective income tax rate includes our estimates of these new provisions, with a net tax benefit of $3 million recorded during the year ended December 31, 2019. Our estimates may be revised in future periods as we obtain additional data, and as the IRS issues new guidance implementing the law changes.

As a result of the 2017 Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax. Historically, we have asserted our intention to indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. In response to increased cash requirements in the U.S. related to the Company’s declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, we determined that we no longer consider $501 million of these foreign earnings to be indefinitely reinvested. During the year ended December 31, 2019, we recorded a deferred tax liability of $1 million for the U.S. state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that are not indefinitely reinvested. We intend to indefinitely reinvest $118 million of our foreign earnings in our non-US subsidiaries. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011 and 2012-2016 tax years, under an employment tax audit by the IRS for the 2013-2016 tax years, and have various ongoing audits for state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of December 31, 2019, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia and our 2012 and 2013 standalone IRS audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of Tripadvisor’s standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $35 million to $40 million at the close of the audit if the IRS prevails, after consideration of competent authority relief and Transition Tax, exclusive of interest and penalties. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies.  Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2013 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock-based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. On June 7, 2019, a three-judge panel from the Ninth Circuit Court of Appeals reversed the Court’s decision and upheld the validity of the Treasury regulation (Reg. sec. 1.482-7A(d)(2)) requiring stock-based compensation costs to be included in the costs shared in a cost-sharing arrangement. Based on this Ninth Circuit Court of Appeals decision, we recorded a cumulative income tax expense of $15 million during the year ended December 31, 2019, which was a reversal of income tax benefits taken by the Company since the Court’s 2015 opinion. If the June 7, 2019 Ninth Circuit Court of Appeals decision is reversed, we would anticipate recording

an income tax benefit at that time. In November 2019, the Ninth Circuit denied Altera’s request for a rehearing en banc.   On February 10th, 2020, Altera filed a certiorari petition with the Supreme Court, asking it to hear an appeal of the Ninth Circuit’s decision. If the Supreme Court does not hear the appeal, the Ninth Circuit’s decision will be final. The Company will continue to monitor this matter and related potential impacts to its consolidated financial statements.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	December 31,
	2019	2018	2017
	(in millions)
Balance, beginning of year	$136	$123	$105
Increases to tax positions related to the current year	11	11	17
Increases to tax positions related to the prior year	1	2	1
Reductions due to lapsed statute of limitations	—	—	—
Decreases to tax positions related to the prior year	(8)	—	—
Settlements during current year	—	—	—
Balance, end of year	$140	$136	$123

As of December 31, 2019, we had $140 million of unrecognized tax benefits, net of interest, which is classified as long-term and included in other long-term liabilities and deferred income taxes, net on our consolidated balance sheet. The amount of unrecognized tax benefits, if recognized, would reduce income tax expense by $82 million, due to correlative adjustments in other tax jurisdictions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our consolidated statement of operations. As of December 31, 2019 and 2018, total gross interest accrued was $29 million and $20 million, respectively. We anticipate that the liability for unrecognized tax benefits could decrease by up to $12 million within the next twelve months due to the settlement of examinations of issues with tax authorities.

NOTE 12: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	December 31, 2019	December 31, 2018
	(in millions)
Accrued employee salary, bonus, and related benefits	$74	$67
Accrued marketing costs	27	31
Current income taxes payable (1)	14	7
Finance lease liability - current portion (2)	5	—
Operating lease liabilities - current portion (2)	20	—
Other	63	46
Total	$203	$151

(1)	Refer to “Note 11: Income Taxes” for additional information.
(2)	Refer to “Note 2: Significant Accounting Policies” for further information regarding our leases, including the transition accounting and updated accounting policies upon adoption of ASC 842 in 2019.

NOTE 13: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following for the periods presented:

	December 31, 2019	December 31, 2018
	(in millions)
Unrecognized tax benefits (1)	$167	$148
Long-term income taxes payable (2)	31	31
Financing obligation, net of current portion (3)	—	83
Finance lease liability, net of current portion (3)	78	—
Operating lease liabilities, net of current portion (3)	64	—
Deferred income liability (4)	36	—
Other	4	20
Total	$380	$282

(1)	Refer to “Note 11: Income Taxes” for additional information on our unrecognized tax benefits. Amount includes accrued interest related to this liability.
(2)	Amount relates to the long-term portion of Transition Tax related to 2017 Tax Act. Refer to “Note 11: Income Taxes,” for additional information.
(3)	Refer to “Note 2: Significant Accounting Policies” for further information regarding our leases, including the transition accounting and updated accounting policies upon adoption of ASC 842 in 2019.
(4)

Amount relates to long-term portion of a deferred income liability recorded as a result of an equity method investment in the fourth quarter of 2019. Refer to “Note 7: Financial Instruments and Fair Value Measurements” for additional information.

NOTE 14: COMMITMENTS AND CONTINGENCIES

As of December 31, 2019, we have contractual obligations and commercial commitments that include expected commitment fees on our 2015 Credit Facility and purchase obligations, as summarized in the table below. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of December 31, 2019. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Purchase obligations and other (1)	$10	$3	$4	$3	$—
Expected commitment fee payments on 2015 Credit Facility (2)	4	2	2	—	—
Total (3)(4)	$14	$5	$6	$3	$—
(1)

Estimated purchase obligations that are fixed and determinable, primarily related to telecommunication contracts, with various expiration dates through approximately December 2024. These contracts have non-cancelable terms or are cancelable only upon payment of significant penalty.

(2)

Expected commitment fee payments are based on the daily unused portion of our 2015 Credit Facility, issued letters of credit, and the effective commitment fee rate as of December 31, 2019; however, these variables could change significantly in the future. Refer to “Note 10: Debt” for a discussion of the 2015 Credit Facility with additional information on our available borrowing capacity and effective commitment fee as of December 31, 2019.

(3)	Excluded from the table was $3 million of undrawn standby letters of credit, primarily as security deposits for certain property leases as of December 31, 2019.
(4)	Refer to “Note 2: Significant Accounting Policies” for expected future lease payments under existing non-cancelable leases as of December 31, 2019, which are excluded from this table.

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

Income and Non-Income Taxes

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and non-income tax matters. We have reserved for potential adjustments that may result from examinations by, or any negotiated agreements with, these tax authorities. Although we believe our tax estimates are reasonable, the final determination of audits could be materially different from our historical tax provisions and accruals. The results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period for which that determination is made.

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

We also have various defined contribution plans for our international employees. Our contribution to the 401(k) Plan and our international defined contribution plans which are recorded in our consolidated statement of operations for the years ended December 31, 2019, 2018 and 2017 were $14 million, $13 million, and $9 million, respectively.

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

Under the 2011 Plan, 100,000 shares of Tripadvisor common stock are available for issuance to non-employee directors. From the inception of the Plan through December 31, 2019, a total of 6,267 shares have been reserved for such purpose.

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

The foregoing summary is qualified in its entirety by reference to the Executive Severance Plan and Summary Plan Description incorporated herein by reference as Exhibit 10.23 to this Annual Report on Form 10-K. Severance expense recorded under this plan was not significant during each of the years end December 31, 2019, 2018 and 2017.

NOTE 16: STOCKHOLDERS’ EQUITY

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. As of December 31, 2019, no preferred shares had been issued.

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share. Holders of Tripadvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% percent of the total number of directors, rounded up to the next whole number, which was three directors as of December 31, 2019. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of Tripadvisor the holders of both classes of common stock have equal rights to receive all the assets of Tripadvisor after the rights of the holders of the preferred stock have been satisfied. There were 138,698,307 and 124,581,773 shares of common stock issued and outstanding, respectively, and 12,799,999 shares of Class B common stock issued and outstanding at December 31, 2019.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is primarily comprised of accumulated foreign currency translation adjustments, as follows for the periods presented:

	December 31, 2019	December 31, 2018
	(in millions)
Cumulative foreign currency translation Adjustments, net of tax (1)	$(63)	$(62)
Total accumulated other comprehensive loss (2)	$(63)	$(62)

(1)

Through the year ended December 31, 2018, foreign currency translation adjustments excluded a provision for U.S. federal and state income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States. In response to increased cash requirements in the U.S. related to the Company’s declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, we determined that we no longer consider certain foreign earnings to be indefinitely reinvested. The deferred income tax liability related to foreign currency translation adjustments is not material.

(2)	Our accumulated net unrealized gain (loss) on available for sale debt securities was not material as of December 31, 2018.

Treasury Stock

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

On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million. During the year ended December 31, 2019, we repurchased 2,059,846 shares of our outstanding common stock at an average share price of $29.32 per share, exclusive of fees and commissions, or $60 million in the aggregate. As of December 31, 2019, we had $190 million remaining available to repurchase shares of our common stock under this share repurchase program. As of December 31, 2019, there were 14,116,534 shares of the Company’s common stock held in treasury with an aggregate cost of $607 million.

Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase programs discussed above in compliance with applicable legal requirements.

Dividends

On November 1, 2019, the Company's Board of Directors declared a special cash dividend of $3.50 per share, or approximately $488 million in the aggregate. The dividend was payable on December 4, 2019 to stockholders of record on November 20, 2019. During the years ended December 31, 2018 and 2017, our Board of Directors did not declare any dividends on our outstanding common stock.

Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Our ability to pay dividends is also limited by the terms of our 2015 Credit Facility. Refer to “Note 10: Debt” in the notes to the consolidated financial statements in Item 8 in this Annual Report on Form 10-K for additional information regarding this revolving credit facility. In connection with the declaration of such dividends, our non-vested RSUs are entitled to dividend equivalents, which will be payable to the holder subject to, and upon vesting of, the underlying awards. Our outstanding stock options are not entitled to dividend or dividend equivalents.

NOTE 17: RELATED PARTY TRANSACTIONS

Relationship between Liberty Tripadvisor Holdings, Inc. and Tripadvisor

We consider Liberty Tripadvisor Holdings, Inc. (“LTRIP”) a related party. As of December 31, 2019, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 14.6% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 22.5% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.9% of our voting power.  Refer to “Note 1: Organization and Business Description” above, which describes the evolution of our relationship with LTRIP.  We had no related party transactions with LTRIP during the years ended December 31, 2019, 2018 or 2017.

NOTE 18: SEGMENT AND GEOGRAPHIC INFORMATION

Beginning in the first quarter of 2019 we have two reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. Our Hotels, Media & Platform reportable segment includes the following revenue sources: (1) Tripadvisor-branded hotels revenue – primarily consisting of Tripadvisor-branded hotel metasearch auction revenue, and to a lesser extent transaction revenue from our hotel instant booking feature, subscription-based advertising and hotel sponsored placements advertising revenue; and (2) Tripadvisor-branded display and platform revenue – consisting of Tripadvisor-branded display-based revenue. All remaining business units have been combined into and reported as “Other”, which includes Rentals, Flights/Cruises/Car, SmarterTravel, and Tripadvisor China, as none of these businesses meet the quantitative thresholds and other criteria to qualify as reportable segments, and therefore are combined and disclosed as Other. The nature of the services provided and revenue recognition policies are summarized by reported segment in “Note 4: Revenue Recognition.”

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

Adjusted EBITDA is our segment profit measure and a key measure used by our management and Board of Directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. We define Adjusted EBITDA as net income (loss) plus: (1) provision for income taxes; (2) other income (expense), net; (3) depreciation of property and equipment, including amortization of internal use software and website development; (4) amortization of intangible assets; (5) stock-based compensation and other stock-settled obligations; (6) goodwill, long-lived asset and intangible asset impairments; (7) legal reserves and settlements; (8) restructuring and other related reorganization costs; and (9) non-recurring expenses and income. During the fourth quarter of 2019, the Company revised its Adjusted EBITDA definition to exclude restructuring and other related reorganization costs, as the Company believes these costs are not directly tied to the ongoing core operations of our business. The Company believes that excluding these amounts better enables management and investors to compare financial results between periods as these costs may vary independent of business performance. This revision to our definition did not have a material impact to Adjusted EBITDA for any period prior to the year ended December 31, 2019; therefore, no reclassifications have been made to conform the prior periods to the current period presentation. This revision had no effect on consolidated GAAP results in any period.

The following tables present our segment information for the years ended December 31, 2019, 2018 and 2017 and includes a reconciliation of Adjusted EBITDA to Net Income. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, legal reserves and settlements, restructuring and other related reorganization costs, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM. Intersegment revenue is not material and is included in Other.

	Year ended December 31, 2019
	Hotels, Media & Platform (1)	Experiences & Dining	Other (2)	Corporate and Unallocated	Total
	(in millions)
Revenue	$939	$456	$165	$—	$1,560
Adjusted EBITDA	378	5	55	—	438
Depreciation				(93)	(93)
Amortization of intangible assets				(33)	(33)
Stock-based compensation				(124)	(124)
Restructuring and other related reorganization costs				(1)	(1)
Operating income					187
Other income, net					7
Income before income taxes					194
Provision for income taxes					(68)
Net income					$126

	Year ended December 31, 2018
	Hotels, Media & Platform (1)	Experiences & Dining	Other (2)	Corporate and Unallocated	Total
	(in millions)
Revenue	$1,001	$372	$242	$—	$1,615
Adjusted EBITDA	329	48	45	—	422
Depreciation				(82)	(82)
Amortization of intangible assets				(34)	(34)
Stock-based compensation				(118)	(118)
Legal reserves and settlements				(5)	(5)
Operating income					183
Other expense, net					(10)
Income before income taxes					173
Provision for income taxes					(60)
Net income					$113

	Year ended December 31, 2017
	Hotels, Media & Platform (1)	Experiences & Dining	Other (2)	Corporate and Unallocated	Total
	(in millions)
Revenue	$1,022	$264	$270	$—	$1,556
Adjusted EBITDA	267	23	41	—	331
Depreciation				(79)	(79)
Amortization of intangible assets				(32)	(32)
Stock-based compensation				(96)	(96)
Operating income					124
Other expense, net					(14)
Income before income taxes					110
Provision for income taxes (3)					(129)
Net loss					$(19)

(1)

Includes allocated corporate general and administrative costs of $69 million, $77 million and $76 million and Tripadvisor-branded advertising expenses (primarily television advertising) of $77 million, $122 million and $82 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	Other consists of the combination of our Rentals, Flights/Cruises/Car, SmarterTravel and Tripadvisor China business units and does not constitute a reportable segment.
(3)

The year ended December 31, 2017 reflects $67 million of Transition Tax and $6 million of tax expense recorded due to the remeasurement of net deferred tax assets related to the 2017 Tax Act enacted on December 22, 2017. Refer to “Note 11: Income Taxes” for further information.

Revenue and Geographic Information

Our revenue sources within our Hotels, Media & Platform segment, which are Tripadvisor-branded hotels revenue and Tripadvisor-branded display and platform revenue; which along with our Experience & Dining and Other revenue source, comprise our products. Refer to “Note 4: Revenue Recognition” for our revenue by source.

The Company measures its geographic revenue information to the physical location of the Tripadvisor subsidiary which generates the revenue, which is consistent with our measurement of long-lived physical assets, or property and equipment, net. The geographic classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services, or the location of the travel service provider, experience operator or restaurant. For example, a reservation made through Tripadvisor.com at a hotel in the U.S. by a consumer in the U.S. could be part of the Company's non-U.S. revenue.

	Year ended December 31,
	2019	2018	2017
	(in millions)
Revenue
United States	$821	$835	$802
United Kingdom	466	508	530
All other countries	273	272	224
Total revenue	$1,560	$1,615	$1,556

The Company’s property and equipment, net for the United States and all other countries based on the geographic location of the assets consists of the following for the periods presented:

	December 31,
	2019	2018
	(in millions)
Property and equipment, net
United States	$227	$214
All other countries	43	39
Total	$270	$253

NOTE 19: OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Foreign currency exchange rates gains (losses), net (1)	$(2)	$(9)	$1
Gain (loss) and impairments on equity investments in privately-held companies, net	—	1	(2)
Gain (loss) from equity method investment, net	(1)	—	—
Other income (expense), net	—	3	1
Total	$(3)	$(5)	$—
(1)

Our foreign currency exchange gains (losses), net, are generally related to foreign exchange transaction gains and losses from the conversion of the transaction currency to the functional currency, partially offset by the foreign currency forward contract gains and losses.

NOTE 20: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2019. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Year ended December 31, 2019
Revenue	$376	$422	$428	$335
Operating income	31	66	68	23
Net income	26	34	50	15
Basic earnings per share (1)	$0.19	$0.24	$0.36	$0.11
Diluted earnings per share (1)	$0.18	$0.24	$0.36	$0.11
Year ended December 31, 2018
Revenue	$378	$433	$458	$346
Operating income	23	49	89	23
Net income	5	32	69	7
Basic earnings per share (1)	$0.04	$0.23	$0.50	$0.05
Diluted earnings per share (1)	$0.04	$0.23	$0.49	$0.05

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Pursuant to Exchange Act Rule 13a-15(d) or 15d-15(d), management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report which is included below.

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

Opinion on Internal Control Over Financial Reporting

We have audited Tripadvisor, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

February 19, 2020

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our 2020 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to our 2020 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our 2020 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our 2020 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our 2020 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

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

(b) Exhibits:

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
3.1	Restated Certificate of Incorporation of Tripadvisor, Inc.		8-K	001-35362	3.1	12/27/11
3.2	Amended and Restated Bylaws of Tripadvisor, Inc.		8-K	001-35362	3.2	12/27/11
3.3	Amendment No. 1 to Amended and Restated Bylaws of Tripadvisor, Inc.		8-K	001-35362	3.1	2/12/13
4.1	Specimen Tripadvisor, Inc. Common Stock Certificate		S-4/A	333-175828-01	4.6	10/24/11
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X
10.1	Governance Agreement, by and among Tripadvisor, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	001-35362	10.1	12/27/11
10.2	Tax Sharing Agreement by and between Tripadvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.2	12/27/11
10.3+	Amended and Restated Tripadvisor, Inc. 2011 Stock and Annual Incentive Plan		10-Q	001-35362	10.1	11/8/16
10.4+	Tripadvisor, Inc. 2018 Stock and Annual Incentive Plan		10-Q	001-35362	10.1	8/1/18
10.5+	Tripadvisor, Inc. Deferred Compensation Plan for Non-Employee Directors		S-8	333-178637	4.6	12/20/11
10.6	Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013		10-Q	001-35362	10.1	7/24/13
10.7	Guaranty dated June 20, 2013 by Tripadvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord		10-Q	001-35362	10.2	7/24/13
10.8+	Employment Agreement between Tripadvisor LLC and Seth Kalvert, effective as of May 19, 2016		8-K	001-35362	10.1	5/23/16
10.9+	Amendment to Employment Agreement between Tripadvisor LLC and Seth Kalvert, dated as of February 19, 2018		10-K	001-35362	10.8	2/21/18
10.10+	Employment Agreement between Tripadvisor LLC and Stephen Kaufer, effective as of March 31, 2014		10-Q	001-35362	10.3	5/6/14
10.11+	Amendment to Employment Agreement between Tripadvisor LLC and Stephen Kaufer, effective as of November 28, 2017		10-K	001-35362	10.10	2/21/18
10.12+	Amended and Restated Option Agreement dated June 5, 2017 between Stephen Kaufer and Tripadvisor, Inc.		8-K	001-35362	10.1	6/8/17
10.13+	Stock Option Agreement (time-based) between Stephen Kaufer and Tripadvisor, Inc. dated November 28, 2017		10-K	001-35362	10.12	2/21/18
10.14+	RSU Agreement (time-based) between Stephen Kaufer and Tripadvisor, Inc. dated November 28, 2017		10-K	001-35362	10.13	2/21/18

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
10.15+	RSU Agreement (performance based (market)) between Stephen Kaufer and Tripadvisor, Inc. dated November 28, 2017		10-K	001-35362	10.14	2/21/18
10.16+	RSU Agreement (performance based (financial and strategic)) between Stephen Kaufer and Tripadvisor, Inc. dated November 28, 2017		10-K	001-35362	10.15	2/21/18
10.17+	Viator, Inc. 2010 Stock Incentive Plan		S-8	333-198726	99.1	9/12/14
10.18+	Offer Letter dated May 9, 2017, between Tripadvisor Limited and Dermot Halpin		10-Q	001-35362	10.1	5/9/17
10.19	Credit Agreement dated as of June 26, 2015 by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC, JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; Morgan Stanley Bank, N.A.; Bank of America, N.A.; BNP Paribas; SunTrust Bank; Wells Fargo Bank, National Association; Royal Bank of Canada; Barclays Bank PLC; U.S. Bank National Association; Citibank, N.A.; The Bank of Tokyo-Mitsubishi UFJ, Ltd.; Goldman Sachs Bank USA; and Deutsche Bank AG New York Branch		8-K	001-35362	10.1	6/30/15
10.20	First Amendment, dated as of May 12, 2017, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC and other Subsidiary Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P.Morgan Europe Limited, as London Agent		8-K	001-35362	10.1	5/15/17
10.21+	Employment Agreement, dated as of October 6, 2015, between Tripadvisor, LLC and Ernst Teunissen		8-K	001-35362	10.1	10/8/15
10.22+	Amendment to Employment Agreement, dated as of November 28, 2017, between Tripadvisor, LLC and Ernst Teunissen		10-K	001-35362	10.21	2/21/18
10.23+	Executive Severance Plan and Summary Plan Description		10-Q	001-35362	10.4	8/8/17
10.24	Form of Tripadvisor Media Group Master Advertising Insertion Order		10-K	001-35362	10.23	2/21/18
10.25+	Form of Option Agreement (Domestic)		10-Q	001-35362	10.1	5/8/18
10.26+	Form of Option Agreement (International)		10-Q	001-35362	10.2	5/8/18
10.27+	Form of Restricted Stock Unit Agreement (Domestic)		10-Q	001-35362	10.3	5/8/18
10.28+	Form of Restricted Stock Unit Agreement (International)		10-Q	001-35362	10.4	5/8/18
10.29+	Form of Restricted Stock Unit Agreement (French)		10-Q	001-35362	10.5	5/8/18
10.30+	Form of Restricted Stock Unit Agreement (Performance Based Domestic)		10-Q	001-35362	10.6	5/8/18
10.31+	Form of Restricted Stock Unit Agreement (Performance Based French)		10-Q	001-35362	10.7	5/8/18
10.32+	Form of Restricted Stock Unit Agreement (Non-Employee Directors)		10-Q	001-35362	10.2	8/1/18

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
10.33+	Governance Agreement dated as of November 6, 2019 between Tripadvisor, Inc and Trip.com Group Limited		8-K	001-35362	10.1	11/6/19
21.1	Subsidiaries of the Registrant	X
23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included in signature page)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+ Indicates a management contract or a compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

TRIPADVISOR, INC.
	By:	/s/ STEPHEN KAUFER
February 19, 2020		Stephen Kaufer Chief Executive Officer and President

POWER OF ATTORNEY

We, the undersigned officers and directors of Tripadvisor, Inc., hereby severally constitute and appoint Stephen Kaufer and Ernst Teunissen, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Tripadvisor, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 19, 2020.

Signature	Title
/s/ STEPHEN KAUFER	Chief Executive Officer, President and Director (Principal Executive Officer)
Stephen Kaufer
/s/ ERNST TEUNISSEN	Chief Financial Officer (Principal Financial Officer)
Ernst Teunissen
/s/ GEOFFREY GOUVALARIS	Chief Accounting Officer (Principal Accounting Officer)
Geoffrey Gouvalaris
/s/ GREGORY B. MAFFEI	Chairman of the Board
Gregory B. Maffei /s/ TRYNKA SHINEMAN BLAKE	Director
Trynka Shineman Blake
/s/ JAY C. HOAG	Director
Jay C. Hoag
/s/ BETSY MORGAN	Director
Betsy Morgan
/s/ JEREMY PHILIPS	Director
Jeremy Philips
/s/ SPENCER M. RASCOFF	Director
Spencer M. Rascoff
/s/ ALBERT E. ROSENTHALER	Director
Albert E. Rosenthaler

Signature	Title
/s/ ROBERT S. WIESENTHAL	Director
Robert S. Wiesenthal