Form 10-Q
period 2020-03-31
TripAdvisor, Inc.
filed 2020-05-08
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at May 1, 2020
Common Stock, $0.001 par value per share	121,391,809 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended March 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended March 31,
	2020	2019
Revenue (Note 3)	$278	$376

Costs and expenses:
Cost of revenue (1)	19	21
Selling and marketing (2)	129	178
Technology and content (2)	73	73
General and administrative (2)	52	42
Depreciation	25	23
Amortization of intangible assets	7	8
Total costs and expenses:	305	345
Operating income (loss)	(27)	31
Other income (expense):
Interest expense	(2)	(2)
Interest income	1	4
Other income (expense), net	1	―
Total other income (expense), net	―	2
Income (loss) before income taxes	(27)	33
(Provision) benefit for income taxes (Note 9)	11	(7)
Net income (loss)	$(16)	$26

Earnings (loss) per share attributable to common stockholders (Note 4):
Basic	$(0.12)	$0.19
Diluted	$(0.12)	$0.18
Weighted average common shares outstanding (Note 4):
Basic	136	138
Diluted	136	141

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$1	$2
Amortization of website development costs included in depreciation	17	16
	$18	$18

(2) Includes stock-based compensation expense as follows (Note 5):
Selling and marketing	$4	$5
Technology and content	$11	$12
General and administrative	$11	$10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended
	March 31,
	2020	2019
Net income (loss)	$(16)	$26
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(17)	(2)
Total other comprehensive loss, net of tax	(17)	(2)
Comprehensive income (loss)	$(33)	$24

(1)	The deferred income tax liability related to foreign currency translation adjustments is not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$798	$319
Accounts receivable and contract assets, net of allowance for doubtful accounts of $25 and $25, respectively (Note 2, Note 3)	159	183
Income taxes receivable	26	4
Prepaid expenses and other current assets	29	27
Total current assets	1,012	533
Property and equipment, net of accumulated depreciation of $338 and $319, respectively	268	270
Operating lease right-of-use assets	67	74
Intangible assets, net of accumulated amortization of $176 and $173, respectively	101	110
Goodwill (Note 7)	826	840
Deferred income taxes, net	7	7
Non-marketable investments (Note 6)	54	55
Other long-term assets	92	95
TOTAL ASSETS	$2,427	$1,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34	$11
Deferred merchant payables	71	159
Deferred revenue (Note 3)	60	62
Accrued expenses and other current liabilities (Note 10)	146	203
Total current liabilities	311	435
Long-term debt (Note 8)	700	―
Deferred income taxes, net	16	8
Other long-term liabilities	373	380
Total Liabilities	1,400	823

Commitments and contingencies (Note 11)
Stockholders’ equity: (Note 12)
Preferred stock, $0.001 par value	―	―
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	―	―
Authorized shares: 1,600,000,000
Shares issued: 140,109,681 and 138,698,307, respectively
Shares outstanding: 121,285,697 and 124,581,773, respectively
Class B common stock, $0.001 par value	―	―
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,167	1,150
Retained earnings	662	681
Accumulated other comprehensive income (loss)	(80)	(63)
Treasury stock-common stock, at cost, 18,823,984 and 14,116,534 shares, respectively	(722)	(607)
Total Stockholders’ Equity	1,027	1,161
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,427	$1,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended March 31, 2020
							Accumulated
			Class B		Additional		other
	Common stock		common stock		paid-in	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2019	138,698,307	$—	12,799,999	$—	$1,150	$681	$(63)	(14,116,534)	$(607)	$1,161
Net income (loss)						(16)				(16)
Cumulative effect adjustment from adoption of new accounting guidance (Note 2)						(3)				(3)
Other comprehensive loss							(17)			(17)
Issuance of common stock related to exercises of options and vesting of RSUs	1,411,374	―			―					―
Repurchase of common stock (Note 12)								(4,707,450)	(115)	(115)
Withholding taxes on net share settlements of equity awards					(14)					(14)
Stock-based compensation					31					31
Balance as of March 31, 2020	140,109,681	$—	12,799,999	$—	$1,167	$662	$(80)	(18,823,984)	$(722)	$1,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended March 31, 2019
							Accumulated
			Class B		Additional		other
	Common stock		common stock		paid-in	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2018	137,158,010	$—	12,799,999	$—	$1,037	$1,043	$(62)	(12,056,688)	$(547)	$1,471
Net income (loss)						26				26
Cumulative effect adjustment from adoption of new accounting guidance						3				3
Other comprehensive loss							(2)			(2)
Issuance of common stock related to exercises of options and vesting of RSUs	1,098,620	―			―					―
Withholding taxes on net share settlements of equity awards					(23)					(23)
Stock-based compensation					32					32
Balance as of March 31, 2019	138,256,630	$—	12,799,999	$—	$1,046	$1,072	$(64)	(12,056,688)	$(547)	$1,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$(16)	$26
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment, including amortization of internal-use software and website development	25	23
Amortization of intangible assets	7	8
Stock-based compensation expense	26	27
Deferred income tax expense (benefit) and other, net	12	14
Changes in operating assets and liabilities, net of effects from acquisitions and other investments:
Accounts receivable and contract assets, prepaid expenses and other assets	14	(27)
Accounts payable, accrued expenses and other liabilities	(21)	(18)
Deferred merchant payables	(86)	99
Income tax receivables/payables, net	(30)	(8)
Deferred revenue	(1)	38
Net cash provided by (used in) operating activities	(70)	182

Investing activities:
Capital expenditures, including internal-use software and website development	(20)	(17)
Purchases of marketable securities	―	(40)
Maturities of marketable securities	―	15
Net cash used in investing activities	(20)	(42)

Financing activities:
Repurchase of common stock (Note 12)	(115)	―
Proceeds from 2015 credit facility (Note 8)	700	―
Payment of withholding taxes on net share settlements of equity awards	(14)	(23)
Payments of finance lease obligation	(1)	(1)
Net cash provided by (used in) financing activities	570	(24)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	―
Net increase in cash, cash equivalents and restricted cash	479	116
Cash, cash equivalents and restricted cash at beginning of period	319	655
Cash, cash equivalents and restricted cash at end of period	$798	$771

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

Under our flagship brand, Tripadvisor, we launched www.Tripadvisor.com in the U.S. in 2000. Since then, we have launched localized versions of the Tripadvisor website in 48 markets and 28 languages worldwide. Tripadvisor features 860 million reviews and opinions on 8.7 million places to stay, places to eat and things to do – including 1.5 million hotels, inns, B&Bs and specialty lodging, 784,000 rental properties, 4.6 million restaurants, 1.3 million travel activities and experiences worldwide, 500,000 airlines, and 70,000 cruises. Tripadvisor’s rich content and engaged community attract the world’s largest travel audience, based on monthly unique visitors, including 463 million average monthly unique visitors in the third quarter of 2019 during the peak summer travel season.

In addition to the flagship Tripadvisor brand, we own and operate a portfolio of travel media brands and businesses, operating under various websites, including the following: www.airfarewatchdog.com, www.bokun.io, www.bookingbuddy.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, and www.bookatable.co.uk), www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.singleplatform.com, www.smartertravel.com, www.vacationhomerentals.com, and www.viator.com.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present our results of operations, financial position and cash flows on a consolidated basis. The unaudited condensed consolidated financial statements include Tripadvisor, our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. All inter-company accounts and transactions have been eliminated in consolidation. One of our subsidiaries that operates in China has variable interests in affiliated entities in China in order to comply with Chinese laws and regulations, which restrict foreign investment in internet content provision businesses. Although we do not own the capital stock of these Chinese affiliates, we consolidate their results as we are the primary beneficiary of the cash losses or profits of these variable interest affiliates and have the power to direct the activity of these affiliates. Our variable interest entities’ financial results were not material for all periods presented. Investments in entities in which we do not have a controlling financial interest are accounted for under the equity method, the fair value option, as available-for-sale securities or at cost adjusted for observable price changes and impairments, as appropriate.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. We prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation. Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, previously filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

As of March 31, 2020, Liberty TripAdvisor Holdings, Inc. (“LTRIP”) beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 15.0% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 23.1% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 58.6% of our voting power.

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

Risks and Uncertainties

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic. We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The impact of COVID-19 has caused material declines in demand within the travel, hospitality, restaurant and leisure industry concurrent with travel bans and increased governmental restrictions and mandates globally that has dampened consumer demand for our products and services, which has adversely and materially affected our business, results of operations and financial condition. We believe the travel industry and our business will continue to be adversely and materially affected while travel bans and other government restrictions and mandates remain in place. However, the extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the response to the pandemic is ongoing, information is rapidly evolving, and the duration and severity of the pandemic are also uncertain and cannot be predicted. In addition, we do not have visibility into when these bans will be lifted, nor do we have visibility into the changes to consumer usage patterns on our platform or travel behavior patterns when travel bans and other government restrictions and mandates are lifted.

Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on our business as consumers reduce their discretionary spending. Policymakers around the globe have responded with fiscal policy actions to support certain areas of the travel industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The Company's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding accounts receivable amounts beyond normal payment terms, travel supplier and restaurant insolvencies, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by the Company and its customers. As of the date of issuance of these unaudited condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations in the future is uncertain.

Seasonality

Consumers’ travel expenditures follow a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore our revenue and profits, also follow a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. Significant shifts in our business mix or adverse economic conditions, including the impact of COVID-19, could result in future seasonal patterns that are different from historical trends.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

With the exception of the change for the accounting of credit losses as a result of adopting ASC 326 – Financial Instruments – Credit Losses (“ASC 326”) on January 1, 2020, as discussed below, there have been no other significant changes to our accounting policies since December 31, 2019, as described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

Credit Losses

In June 2016, the FASB issued new accounting guidance which replaces the incurred loss impairment model with an expected loss methodology on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable and available-for-sale debt securities. For financial assets measured at amortized cost, this new guidance requires an entity to: (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected; (2) recognize this allowance and changes in the allowance during subsequent periods through net income; and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this new guidance made several targeted amendments to the existing other-than-temporary impairment model, including: (1) requiring disclosure of the allowance for credit losses; (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities; (3) limiting impairment to the difference between the amortized cost basis and fair value; and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 on January 1, 2020, using a modified retrospective transition method for all financial assets measured at amortized cost, which requires a cumulative-effect adjustment of initial application, if any, to be recognized on the date of adoption. The cumulative-effect adjustment recorded by the Company on January 1, 2020 to retained earnings on its unaudited condensed consolidated balance sheet was $3 million. Financial results for reporting periods beginning after January 1, 2020, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous GAAP. During the three months ended March 31, 2020, the impact of adopting the expected credit loss model was not material to the Company. Credit loss estimates on accounts receivable are recorded in general and administrative expenses on our unaudited condensed consolidated statement of operations. Credit loss estimates on available-for-sale debt securities are recorded in interest expense on our unaudited condensed consolidated statement of operations. The Company has updated its significant accounting policies as described below as of January 1, 2020.

Accounts Receivable and Allowance for Doubtful Accounts. The Company historically recorded an allowance for doubtful accounts using the incurred loss model. Upon adoption of ASC 326, the Company transitioned to the “expected credit loss” methodology in estimating its allowance for doubtful accounts.

We apply the “expected credit loss” methodology by first assessing our historical losses based on credit sales and then adding in an assessment of expected changes in the foreseeable future, whether positive or negative, to the Company’s ability to collect its outstanding accounts receivables, or the expectation for future losses. The Company develops its expectation for future losses by assessing the profiles of its customers using their historical payment patterns, any known changes to those customers’ ability to fulfill their payment obligations, and assessing broader economic conditions that may impact our customers’ ability to pay their obligations.  Where appropriate, the Company performs this analysis using a portfolio approach. Portfolios comprise customers with similar characteristics and payment history, and we have concluded that the aggregation of these customers into various portfolios does not produce a result that is materially different from considering the affected customers individually. Customers are assigned internal credit ratings, as determined by the Company, based on our collection profiles. Customers whose outstanding obligations are less likely to experience a credit loss are assigned a higher internal credit rating, and those customers whose outstanding obligations are more likely to experience a credit loss are assigned a lower credit rating.  We recognize a greater allowance for doubtful accounts on the accounts receivable due from those customers in the lower credit tranche, as determined by the Company. When the Company becomes aware of facts and circumstances affecting an individual customer, it also takes that specific customer information into account as part of its calculation of expected credit losses.

The Company's exposure to credit losses may increase if our customers are adversely affected by changes in macroeconomic pressures or uncertainty associated with local or global economic recessions, including the economic impact to our customers associated with COVID-19, or other customer-specific factors.

Available-for-sale debt securities. The Company's investment portfolio at any point in time may contain investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash and term deposits, and money market funds. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the expected credit loss risk by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of March 31, 2020, the Company had no available-for-sale-debt securities.

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
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, we satisfy a performance obligation

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the three months ended March 31, 2020 and 2019 related to performance obligations satisfied in prior periods, respectively. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing. The application of our revenue recognition policies and a description of our principal activities, organized by segment, from which we generate our revenue, are presented below.

Hotels, Media & Platform Segment

Tripadvisor-branded Hotels Revenue. Our largest source of Hotels, Media & Platform segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly OTAs and direct suppliers in the hotel category. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, also known as our hotel metasearch auction, where our travel partner CPC bids for rates and availability to be listed on our site are submitted.  When a CPC bid is submitted, the partner agrees to pay us the bid amount each time a traveler clicks on the link to that partner’s websites. Bids can be submitted periodically – as often as daily – on a property-by-property basis. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

In addition, we offer subscription-based advertising to hotel partners, owners of B&Bs and other specialty lodging properties. Our performance obligation is generally to enable subscribers to advertise their businesses on our website, as well as to manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period.  Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

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

To a lesser extent, we generate transaction revenue from our hotel instant booking feature, which enables hotel shoppers to book directly with a travel partner, with the latter serving as the merchant of record for the transaction, without leaving our website. We earn a commission from our travel partners for each traveler that completes a hotel reservation on our website based on a pre-

determined contractual commission rate. Our hotel instant booking revenue includes (i) arrangements where commissions are billable on all instant booking hotel reservations; and (ii) arrangements where the commissions are billable only upon the completion of each traveler’s stay resulting from the reservation. The travel partners provide the service to the travelers and we act as an agent under ASC 606. Our performance obligation in both arrangements is complete at the time of the booking and the commission earned is recognized upon booking, as we have no post-booking service obligations. The amount of revenue recognized for commissions that are billable contingent upon a traveler stay requires an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay.

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

We also provide information and services for consumers to research and book restaurants in popular travel destinations through our dedicated restaurant reservations offering, TheFork, and on our Tripadvisor-branded websites and mobile apps. TheFork is an online restaurant booking platform operating on a number of websites (including www.thefork.com, www.lafourchette.com, www.eltenedor.com, and www.bookatable.co.uk), with a network of restaurant partners located primarily across the U.K. and Europe, Australia, and South America. We primarily generate transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by our restaurant customers. We invoice restaurants monthly for transaction fees. To a lesser extent, we also generate subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services, marketing analytic tools, and menu syndication services provided by TheFork and Tripadvisor. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription fees are generally billable in advance of service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied. In addition, we also offer restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on our website. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of users who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for media advertising placements that our restaurant partners pay are based on a pre-determined contractual rate. We record this click-based advertising revenue as the click occurs and diner leads are sent to the restaurant partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our restaurant partners on a monthly basis consistent with the timing of the service.

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

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 13: Segment Information,” our business consists of two reportable segments – (1) Hotels, Media & Platform; and (2) Experiences & Dining. A reconciliation of disaggregated revenue to segment revenue is also included below.

	Three months ended March 31,
	2020	2019
Major products/revenue sources (1):	(in millions)
Hotels, Media & Platform
Tripadvisor-branded hotels	$137	$216
Tripadvisor-branded display and platform	32	38
Total Hotels, Media & Platform	169	254

Experiences & Dining	83	80
Other (2)	26	42
Total Revenue	$278	$376
(1)	Our revenue is recognized primarily at a point in time for all reported segments.
(2)	Other consists of the combination of our Rentals, Flights/Cruises/Car, SmarterTravel and Tripadvisor China business units and does not constitute a reportable segment.

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers (in millions):

	March 31, 2020	December 31, 2019
Accounts receivable	154	176
Contract assets	5	7
Total	$159	$183

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheets. As of January 1, 2020 and 2019, we had $62 million and $63 million, respectively, recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $32 million and $34 million, respectively, was recognized in revenue and $6 million and $1 million, respectively, was refunded due to cancellations by travelers during the three months ended March 31, 2020 and 2019, respectively. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the three months ended March 31, 2020 and 2019 related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic continues, we may incur significant and unanticipated cancellations, re-bookings and similar matters from our customers related to future travel, accommodations and tour bookings, which had been reserved by travelers in the pre-COVID-19 timeframe and recorded as deferred revenue on our consolidated balance sheet as of March 31, 2020 and December 31, 2019.

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

In periods of a net loss, common equivalent shares are excluded from the calculation of Diluted EPS as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the three months ended March 31, 2020, Diluted EPS is the same as Basic EPS, since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended March 31,
	2020	2019
Numerator:
Net income (loss)	$(16)	$26
Denominator:
Weighted average shares used to compute Basic EPS	136,240	138,417
Weighted average effect of dilutive securities:
Stock options	-	405
RSUs/MSUs	-	2,447
Weighted average shares used to compute Diluted EPS	136,240	141,269
Basic EPS	$(0.12)	$0.19
Diluted EPS	$(0.12)	$0.18

Potential common shares, consisting of outstanding stock options, service and performance-based restricted stock units (“RSUs”) and market-based restricted stock units (“MSUs”), totaling approximately 17.0 million shares and 3.5 million shares for the three months ended March 31, 2020 and 2019, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of approximately 0.8 million shares and 0.5 million shares for three months ended March 31, 2020 and 2019, respectively, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS.

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

NOTE 5: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended
	March 31,
	2020	2019
	(in millions)
Selling and marketing	$4	$5
Technology and content	11	12
General and administrative	11	10
Total stock-based compensation	26	27
Income tax benefit from stock-based compensation	(6)	(6)
Total stock-based compensation, net of tax effect	$20	$21

We capitalized $4 million of stock-based compensation expense as internal-use software and website development costs during both the three months ended March 31, 2020 and 2019, respectively.

Stock-Based Award Activity and Valuation

2020 Stock Option Activity

A summary of our stock option activity, consisting primarily of service-based non-qualified stock options, during the three months ended March 31, 2020, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2019	6,017	$50.27
Granted	1,046	25.73
Exercised	(1)	18.05
Cancelled or expired	(120)	45.35
Options outstanding at March 31, 2020	6,942	$46.67	6.1	$-
Exercisable as of March 31, 2020	3,808	$55.99	4.1	$-
Vested and expected to vest after March 31, 2020 (1)	6,942	$46.67	6.1	$-
(1)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of March 31, 2020 was $17.39. The total intrinsic value of stock options exercised for the three months ended March 31, 2020 and March 31, 2019, was not material and $1 million, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended
	March 31,
	2020	2019
Risk free interest rate	1.18%	2.47%
Expected term (in years)	5.30	5.19
Expected volatility	42.64%	42.51%
Expected dividend yield	— %	— %
Weighted-average grant date fair value	$10.18	$22.32

The total fair value of stock options vested was $8 million for both the three months ended March 31, 2020 and 2019, respectively.

2020 RSU Activity

A summary of our RSU activity during the three months ended March 31, 2020 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2019	8,469	$45.42
Granted	4,439	25.71
Vested and released (1)	(1,956)	48.71
Cancelled	(538)	39.16
Unvested RSUs outstanding as of March 31, 2020	10,414	$36.34	$181

(1)   Inclusive of 490,126 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the Tripadvisor, Inc. 2018 Stock and Annual Incentive Plan (the “2018 Plan”) and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

During the three months ended March 31, 2020, the Company reversed $3 million of previously recorded stock-based compensation expense related to certain performance-based RSUs. As of March 31, 2020, the Company concluded that performance metrics required to be met in order for these awards to fully vest were no longer expected to be achievable, due to COVID-19’s impact on our business.

A summary of our MSU activity during the three months ended March 31, 2020 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2019	389	$40.99
Granted (1)	133	28.15
Vested and released	―	―
Cancelled	―	―
Unvested MSUs outstanding as of March 31, 2020	522	$37.71	$9
(1)

MSUs provide for vesting based upon the Company’s total shareholder return, or TSR, performance over the period commencing January 1, 2020 through December 31, 2022 relative to the TSR performance of the Nasdaq Composite Total Return Index. Based upon actual attainment relative to the target performance metric, the grantee has the ability to receive up to 200% of the target number of MSUs originally granted, or to be issued none at all. These MSUs were granted under the 2018 Plan.

A Monte-Carlo simulation model, which simulated the present value of the potential outcomes of future stock prices and TSR of the Company and the Nasdaq Composite Total Return Index over the performance period, was used to calculate the grant-date fair value of our MSU awards. The estimated grant-date fair value of these awards is being amortized on a straight-line basis over the requisite service period through December 31, 2022.

Total current income tax benefits associated with the exercise or settlement of Tripadvisor stock-based awards held by our employees was $12 million and $18 million during the three months ended March 31, 2020 and 2019, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at March 31, 2020 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs/MSUs
Unrecognized compensation expense	$36	$311
Weighted average period remaining (in years)	2.8	2.9

NOTE 6: FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Cash Equivalents and Marketable Securities

The following table shows our cash equivalents and marketable securities that are measured at fair value on a recurring basis and were categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheet as of March 31, 2020 (in millions):

	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
Level 1:
Money market funds	57	57	57
Level 2:
Term deposits	450	450	450
Total	$507	$507	$507
(1)	Unrealized gains or losses related to our cash equivalents and marketable securities were not material.

Our cash and cash equivalents consist of cash, money market funds and term deposits on hand in global financial institutions with maturities of 90 days or less at the date of purchase. We had no outstanding investments classified as either short-term or long-term marketable securities, as of March 31, 2020 and December 31, 2019, respectively, and no material realized gains or losses related to the sales of any marketable securities during and for the three months ended March 31, 2020 and 2019.

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

Derivative Financial Instruments

We use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows. For the three months ended March 31, 2020 and 2019, respectively, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts are carried at fair value on our unaudited condensed consolidated balance sheets at March 31, 2020 and December 31, 2019. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statement of operations. We recorded a net gain of $1 million for the three months ended March 31, 2020 related to our forward contracts. This amount was not material for the three months ended March 31, 2019.

The following table shows the notional principal amounts of our outstanding derivative instruments as of the periods presented:

	March 31, 2020	December 31, 2019
	(in millions)
Foreign currency exchange-forward contracts (1) (2)	$20	$10

(1)

Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. The Company had four and one outstanding derivative contracts as of March 31, 2020 and December 31, 2019, respectively. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.

(2)	The fair value of our outstanding derivatives as of March 31, 2020 and December 31, 2019 was not material.

Counterparties to our outstanding forward contracts as of March 31, 2020 and December 31, 2019, consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We had not entered into any cash flow, fair value or net investment hedges as of March 31, 2020 or December 31, 2019.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include accounts receivable and contract assets, accounts payable, deferred merchant payables, short-term debt, accrued expenses and other current liabilities, and long-term debt. The carrying amount of these financial instruments, with the exception of long-term debt, approximate their fair value because of the short maturity of these instruments as reported on our unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. The carrying value of long-term debt from our 2015 Credit Facility bears interest at a variable rate and therefore is also considered to approximate fair value.

The Company did not have any material assets or liabilities measured at fair value on a recurring basis using the Level 3 unobservable inputs at both March 31, 2020 and December 31, 2019.

Risks and Concentrations

Our business is subject to certain financial risks and concentrations, including concentration related to dependence on our relationships with our customers. For the year ended December 31, 2019 our two most significant travel partners, Expedia (and its subsidiaries) and Booking (and its subsidiaries), each accounted for more than 10% of our consolidated revenue and combined accounted for 33%, respectively, of our consolidated revenue, with nearly all of this revenue concentrated in our Hotels, Media & Platform segment. As of March 31, 2020, Expedia (and its subsidiaries) accounted for more than 10%, and when combined with Booking (and its subsidiaries), both entities accounted for a total of approximately 26% of our total accounts receivable and contract assets.

Financial instruments, which potentially subject us to concentration of credit risk at any point in time, generally consist primarily of cash and cash equivalents, corporate debt securities, forward contracts, and accounts receivable. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of bank account balances with financial institutions primarily denominated in U.S. dollars, Euros, British pounds, and Australian dollars, as well as money market funds and term deposits. We invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Forward contracts are transacted with major international financial institutions with high credit standings, which to date, have typically had maturities of less than 90 days. Our overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

Non-Marketable Investments:

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd, which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company determined it has the ability to exercise significant influence over the investee, and therefore recorded an equity method investment with a carrying value of $40 million and $41 million as of March 31, 2020 and December 31, 2019, respectively, included in non-marketable investments on our unaudited condensed consolidated balance sheet. Due to the COVID-19 pandemic, we performed a qualitative assessment to evaluate whether our equity investment is impaired. During the three months ended March 31, 2020, we did not record any impairment loss on this equity investment.

Investments in Privately-Held Companies

We hold investments in equity securities of privately-held companies, which are typically at an early stage of the business cycle and do not have a readily determinable fair value. As of both March 31, 2020 and December 31, 2019, the total carrying value of these investments was $14 million and included in non-marketable investments on our unaudited condensed consolidated balance sheet. Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. During the three months ended March 31, 2020 and 2019, we did not record any impairment loss on these equity investments or note any observable price change indicators.

NOTE 7: GOODWILL

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

The Company conducted a thorough evaluation of relevant events and circumstances that would materially impact the fair value of each of our reporting units as of March 31, 2020. As part of this evaluation, it was noted that as of March 31, 2020 the Company’s market capitalization remained significantly in excess of its book value. The Company also observed our most recently completed goodwill impairment analyses indicated significant excess fair values over carrying values across the different reporting units. In addition, the Company considered the change to reporting unit carrying values since the fourth quarter of 2019, and also performed targeted sensitivity analysis on previous assessments, which included applying hypothetical rate increases to the weighted-average cost of capital used in our income approach analyses given the current COVID-19 environment, and the estimated fair values remained in excess of the carrying values. Based on such evaluation, we do not believe it is more likely than not that the fair value of our reporting units are below their respective carrying values as of March 31, 2020. However, we believe the passage of time will provide new information regarding the expected duration and severity of impacts of COVID-19 on the economy as a whole and to our business. On March 18, 2020, we issued a press release on Form 8-K announcing the withdrawal of our previously announced full-year 2020 financial outlook guidance due to the increased adverse impacts of the COVID-19 pandemic and the uncertainty it has created on global travel trends. The Company’s forecasting process in a COVID-19 environment is resulting in unprecedented challenges, given we are unable to predict the expected duration and severity of impacts of COVID-19 on our business. Accordingly, we believe all of our reporting units are at an elevated risk for impairment in future periods. A prolonged decline in the outlook for future revenue and cash flows or other factors, related to COVID-19 or other events, could result in a determination that a non-cash impairment adjustment is required, which could be material. The Company will continue to monitor events and circumstances that may affect the fair value or carrying value of our reporting units, as well as to continue to evaluate the impact of reporting changes, if any, on the composition of our reporting units related to additional restructuring and related reorganization efforts, as discussed in “Note 14: Subsequent Events.”

The following table summarizes our goodwill activity by reportable segment for the period presented:

	Hotels, Media & Platform	Experiences & Dining	Other (2)	Total
	(in millions)
Balance as of December 31, 2019	$405	$333	$102	$840
Other adjustments (1)	-	(11)	(3)	(14)
Balance as of March 31, 2020	$405	$322	$99	$826
(1)	Primarily related to impact of changes in foreign currency exchange rates to goodwill.
(2)	Other consists of the combination of our Rentals, Flights/Cruises/Car, SmarterTravel, and Tripadvisor China business units and does not constitute a reportable segment.

NOTE 8: DEBT

2015 Credit Facility

We are party to a credit agreement with a group of lenders which, among other things, which as of March 31, 2020 provided for a $1.2 billion unsecured revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2022. Borrowings under the 2015 Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on the Company’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on the Company’s leverage ratio. The Company may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pounds. In addition, our 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of March 31, 2020, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. We are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of March 31, 2020, our unused revolver capacity was subject to a commitment fee of 0.15%, given the Company’s leverage ratio.

During the three months ended March 31, 2020, the Company borrowed $700 million under the 2015 Credit Facility. These funds were drawn down as a precautionary measure and we intend that this borrowing will primarily be used to reinforce our liquidity position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. As of March 31, 2020, based on the Company’s leverage ratio, the Company was borrowing at an interest rate of 2.1% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. As of December 31, 2019, the Company had no outstanding borrowings under the 2015 Credit Facility. For both the three months ended March 31, 2020 and 2019, we recorded total interest expense and commitment fees on our 2015 Credit Facility of $1 million to interest expense on our unaudited condensed consolidated statements of operations. All unpaid interest and commitment fee amounts as of March 31, 2020 and December 31, 2019 were not material.

There is no specific repayment date prior to the maturity date for any borrowings under this credit agreement. We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The 2015 Credit Facility also requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. As of March 31, 2020 and December 31, 2019, we were in compliance with our debt covenants.

On May 5, 2020, we amended our 2015 Credit Facility (“Second Amendment”) to, among other things, suspend the leverage ratio covenant required to borrow on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 (or such earlier date as elected by the Company), and replacing it with a minimum liquidity covenant, as well as downsizing its capacity to $1.0 billion from $1.2 billion. The Second Amendment also prohibits the Company from repurchasing shares of its common stock and paying dividends, among other restrictions, during the time period that the leverage ratio covenant has been suspended. In connection with the Second Amendment and as collateral to secure the obligations, the Company and certain subsidiaries have pledged, and granted security interests and liens in and on, substantially all of their assets. No change was made to the existing maturity date of the 2015 Credit Facility of May 12, 2022. Refer to Part II, Item 5. Other Information and “Note 14: Subsequent Events” for additional information on our Second Amendment.

 Chinese Credit Facility

We are party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility”) that is currently subject to review on a periodic basis with no specific expiration period. This credit facility generally bears interest at a rate based on the People’s Bank of China benchmark, including certain adjustments, which may be made in accordance with market conditions at the time of borrowing. As of both March 31, 2020 and December 31, 2019, there were no outstanding borrowings under this credit facility.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for fiscal years ended before the date of enactment.  We anticipate that we will benefit from the temporary five-year net operating loss carryback provisions to generate a refund of previously paid income taxes, modifications to the net interest deduction limitations, the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100% tax bonus depreciation, and potentially other provisions within the CARES Act.

We had income tax benefits of $11 million and income tax expenses of $7 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in our income tax expense during the three months ended March 31, 2020, when compared to the same period in 2019, was primarily due to pretax losses incurred during the three months ended March 31, 2020 and a benefit of $14 million from the tax rate differential in tax years applicable to U.S. loss carryforwards that became eligible for carryback under the CARES Act enacted in March 2020, offset by an increase in the recognition of stock-based compensation shortfalls related to the decline in the Company’s stock price.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of March 31, 2020, we had an accrued interest liability of $22 million, net of federal and state benefit, and no penalties have been accrued.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011 and 2012 through 2016 tax years, under an employment tax audit by the IRS for the 2013 through 2016 tax years, and have various ongoing audits for state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of March 31, 2020, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia and our 2012 and 2013 standalone IRS audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of Tripadvisor’s standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $35 million to $40 million at the close of the audit if the IRS prevails, after consideration of competent authority relief and transition tax regulations, exclusive of interest and penalties. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies.  Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2013 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock-based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. On June 7, 2019, a three-judge panel from the Ninth Circuit Court of Appeals reversed the Court’s decision and upheld the validity of the Treasury regulation (Reg. sec. 1.482-7A(d)(2)) requiring stock-based compensation costs to be included in the costs shared in a cost-sharing arrangement. Based on this Ninth Circuit Court of Appeals decision, we recorded a cumulative income tax expense of $15 million during the year ended December 31, 2019, which was a reversal of income tax benefits taken by the Company since the Court’s 2015 opinion. If the June 7, 2019 Ninth Circuit Court of Appeals decision is reversed, we would anticipate recording an income tax benefit at that time. In November 2019, the Ninth Circuit denied Altera’s request for a rehearing en banc. On February 10th, 2020, Altera filed a certiorari petition with the Supreme Court, asking it to hear an appeal of the Ninth Circuit’s decision. The Commissioner of Internal Revenue has until May 14, 2020 to file its response to Altera’s petition to the Supreme Court. If the Supreme Court does not hear the appeal, the Ninth Circuit’s decision will be final. The Company will continue to monitor this matter and related potential impacts to its consolidated financial statements.

NOTE 10: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	March 31, 2020	December 31, 2019
	(in millions)
Accrued employee salary, bonus, and related benefits	$30	$74
Accrued marketing costs	17	27
Current income taxes payable	4	14
Finance lease liability - current portion	5	5
Operating lease liability - current portion	20	20
Other (1)	70	63
Total	$146	$203
(1)

The Company incurred pre-tax restructuring and other related reorganization costs of $9 million during the three months ended March 31, 2020, related to workforce reductions, which was recorded on our unaudited condensed consolidated statement of operations, of which $7 million was paid during the quarter and $2 million remains unpaid and is included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheet as of March 31, 2020.

NOTE 11: COMMITMENTS AND CONTINGENCIES

There have been no material changes to our commitments and contingencies since December 31, 2019. Refer to “Note 14: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Legal Proceedings

In the ordinary course of business, we are party to regulatory and legal matters, including threats thereof, arising out of our operations. These matters may involve claims involving patent and intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer protection matters), defamation and free speech, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us. All legal fees incurred by the Company related to any regulatory and legal matters are expensed in the period incurred.

Income and Non-Income Taxes

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and non-income tax matters. We have reserved for potential adjustments that may result from examinations by, or any negotiated agreements with, these tax authorities. Although we believe our tax estimates are reasonable, the final determination of audits could be materially different from our historical tax provisions and accruals. The results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period for which that determination is made. Refer to “Note 9: Income Taxes” for further information on potential contingencies surrounding income taxes.

NOTE 12: STOCKHOLDERS’ EQUITY

On January 31, 2018, our Board of Directors authorized an additional repurchase of up to $250 million of our shares of common stock under a share repurchase program. This share repurchase program has no expiration date but may be suspended or terminated by our Board of Directors at any time. The Company did not repurchase any shares of outstanding common stock during the three months end March 31, 2019 under the share repurchase program. As of December 31, 2019, we had $190 million remaining available to repurchase shares of our common stock under this share repurchase program.  During the three months ended March 31, 2020, we repurchased 4,707,450 shares of our outstanding common stock at an average share price of $24.32 per share, exclusive of fees and commissions, or $115 million in the aggregate. As of March 31, 2020, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program, and there were 18,823,984 shares of the Company’s common stock held in treasury with an aggregate cost of $722 million.

While the Board of Directors has not suspended or terminated the share repurchase program, our Second Amendment currently prohibits the Company from engaging in share repurchases. Refer to “Note 14: Subsequent Events” for further information about our Second Amendment.

Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase programs discussed above in compliance with applicable legal requirements.

NOTE 13: SEGMENT INFORMATION

We have two reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. Our Hotels, Media & Platform reportable segment includes the following revenue sources: (1) Tripadvisor-branded hotels revenue – primarily consisting of Tripadvisor-branded hotel metasearch auction revenue, and to a lesser extent transaction revenue from our hotel instant booking feature, subscription-based advertising and hotel sponsored placements advertising revenue; and (2) Tripadvisor-branded display and platform revenue – consisting of Tripadvisor-branded display-based revenue. All remaining business units have been combined into and reported as “Other”, which includes Rentals, Flights/Cruises/Car, SmarterTravel, and Tripadvisor China, as none of these businesses meet the quantitative thresholds and other criteria to qualify as reportable segments, and therefore are combined and disclosed as Other. The nature of the services provided and revenue recognition policies are summarized by reported segment in “Note 3: Revenue Recognition.” Our operating segments are determined based on how our chief operating decision maker manages our business, regularly accesses information and evaluates performance for operating decision-making purposes, including allocation of resources.

All direct general and administrative costs are included in the applicable segments and business units; however, all corporate general and administrative costs are included in the Hotels, Media & Platform reportable segment. In addition, the Hotels, Media & Platform reportable segment includes all Tripadvisor-related brand advertising expenses (primarily television advertising), technical infrastructure, and other costs supporting the Tripadvisor platform.

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

The following tables present our segment information for the three months ended March 31, 2020 and 2019 and includes a reconciliation of Adjusted EBITDA to Net Income. We record depreciation of property and equipment, including amortization of internal-use software and website development, amortization of intangible assets, stock-based compensation and other stock-settled obligations, legal reserves and settlements, restructuring and other related reorganization costs, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM. Intersegment revenue is not material and is included in Other.

	Three months ended March 31, 2020
	Hotels, Media & Platform (1)	Experiences & Dining	Other (2)	Corporate and Unallocated	Total
	(in millions)
Revenue	$169	$83	$26	$-	$278
Adjusted EBITDA	53	(19)	6	-	40
Depreciation				(25)	(25)
Amortization of intangible assets				(7)	(7)
Stock-based compensation				(26)	(26)
Restructuring and other related reorganization costs				(9)	(9)
Operating income (loss)					(27)
Other income (expense), net					-
Income (loss) before income taxes					(27)
(Provision) benefit for income taxes					11
Net income (loss)					(16)

	Three months ended March 31, 2019
	Hotels, Media & Platform (1)	Experiences & Dining	Other (2)	Corporate and Unallocated	Total
	(in millions)
Revenue	$254	$80	$42	$-	$376
Adjusted EBITDA	105	(24)	8	-	89
Depreciation				(23)	(23)
Amortization of intangible assets				(8)	(8)
Stock-based compensation				(27)	(27)
Operating income (loss)					31
Other income (expense), net					2
Income (loss) before income taxes					33
(Provision) benefit for income taxes					(7)
Net income (loss)					26

(1)

Includes allocated corporate general and administrative costs of $18 million and $14 million and Tripadvisor-branded advertising expenses (primarily television advertising) of $4 million and $29 million for the three months ended March 31, 2020 and 2019, respectively.

(2)	Other consists of the combination of our Rentals, Flights/Cruises/Car, SmarterTravel and Tripadvisor China business units and does not constitute a reportable segment.

NOTE 14: SUBSEQUENT EVENTS

On April 28, 2020, management approved and the Company described additional cost reduction measures in response to the continued economic and financial impacts to the Company as a result of the COVID-19 pandemic; which includes the following:

•

Enacting a workforce reduction impacting approximately 700 employees and, depending on the outcome of country-specific consultation processes, may impact approximately 200 additional employees of the Company’s workforce;

•	Furloughing additional employees bringing the total furloughed employees during March and April 2020 to approximately 850 employees, primarily in our European operations at The Fork;
•

Executing on a temporary 20% reduced work schedule and corresponding pay reduction for most of our remaining North American employees, and planning to do the same in other markets, subject to local employment processes; and

•	Making targeted reductions of the Company’s office lease portfolio.

The Company expects to incur total pre-tax restructuring and other related reorganization costs in an estimated range of approximately $30 million to $35 million in the second quarter of 2020.

On May 5, 2020, Tripadvisor, Inc., a Delaware corporation (the “Company”), Tripadvisor Holdings, LLC, a Massachusetts limited liability company (“Holdings”), and Tripadvisor LLC, a Delaware limited liability company (“Tripadvisor”), entered into the Second Amendment (the “Second Amendment”), among the Company, Holdings, Tripadvisor, the other Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent, BofA Securities, Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., SunTrust Robinson Humphrey, Inc., and U.S. Bank National Association, as Joint Lead

Arrangers and Joint Bookrunners; Bank of America, N.A., BMO Capital Markets Corp., BNP Paribas Securities Corp., SunTrust Robinson Humphrey, Inc. and U.S. Bank National Association, as Co-Syndication Agents; and Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Co-Documentation Agents. The Second Amendment modifies the Credit Agreement dated as of June 26, 2015 (as amended by the First Amendment dated May 12, 2017 and the Second Amendment, the “Amended Credit Agreement”), among the Company, Holdings, Tripadvisor, the other Borrowers from time to time party thereto, the Lenders from time to time party thereto, the Administrative Agent and the London Agent. All defined terms not otherwise defined herein shall have the meaning ascribed to them in the Amended Credit Agreement.

The Second Amendment, among other things:

•

suspends the leverage ratio covenant for each fiscal quarter ending after the effective date of the Second Amendment and ending prior to September 30, 2021 (or such earlier date as may be elected by the Company in its sole discretion) (such period, the “Leverage Covenant Holiday”);

•

adds a minimum liquidity covenant, which requires that the Company and its wholly owned subsidiaries to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity, and which shall apply solely during the Leverage Covenant Holiday;

•

increases the interest rate margins applicable to revolving loans outstanding and increases the commitment fee on unused revolving commitments, in each case, during any period commencing with the effective date of the Second Amendment and through the Leverage Covenant Holiday; and

•	decreases the aggregate amount of revolving loan commitments available under the Second Amendment from $1.2 billion to $1.0 billion.

In connection with the Amendment and as collateral to secure the obligations of the Company and its subsidiaries under the Second Amendment, the Company and certain of its subsidiaries have pledged, and granted security interests and liens in and on, substantially all of their respective tangible and intangible assets (including accounts receivable, contract rights and other general intangibles, intellectual property, inventory, equipment, goods, instruments and equity interests and other investment property, and intercompany indebtedness), in each case, subject to customary exceptions. The foregoing pledges, security interests and liens will remain in effect until the Collateral Release Date (as defined in the Amendment).

The Second Amendment includes restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, repurchase shares, and make investments, dispositions, dividends and other payments, with certain exceptions as more specifically described in the Second Amendment.

The Second Amendment contains customary events of default. If an event of default occurs and is continuing, then, among other things, the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable and exercise rights and remedies against the collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020, Part II, Item 1A, “Risk Factors.” Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Under our flagship brand, Tripadvisor, we launched www.Tripadvisor.com in the U.S. in 2000. Since then, we have launched localized versions of the Tripadvisor website in 48 markets and 28 languages worldwide. Tripadvisor features 860 million reviews and opinions on 8.7 million places to stay, places to eat and things to do – including 1.5 million hotels, inns, B&Bs and specialty lodging, 784,000 rental properties, 4.6 million restaurants, 1.3 million travel activities and experiences worldwide, 500,000 airlines, and 70,000 cruises. Tripadvisor’s rich content and engaged community attract the world’s largest travel audience, based on monthly unique visitors, including 463 million average monthly unique visitors in the third quarter of 2019 during the peak summer travel season.

In addition to the flagship Tripadvisor brand, we own and operate a portfolio of travel media brands and businesses, operating under various websites, including the following: www.airfarewatchdog.com, www.bokun.io, www.bookingbuddy.com, www.cruisecritic.com, www.familyvacationcritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, and www.bookatable.co.uk), www.holidaylettings.co.uk, www.holidaywatchdog.com, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.onetime.com, www.oyster.com, www.seatguru.com, www.singleplatform.com, www.smartertravel.com, www.vacationhomerentals.com, and www.viator.com.

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

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. On January 30, 2020, the World Health Organization (“WHO”) declared COVID-19 to constitute a “Public Health Emergency of International Concern” and subsequently, on March 11, 2020, declared COVID-19 to constitute a “Pandemic.”  On March 13, 2020, the President of the United States declared a State of National Emergency due to the COVID-19 pandemic. Other countries affected by the outbreak took similar measures. Initially, such decline and cancellations predominantly related to travel to certain limited geographies. By the end of February and increasingly in March 2020, concerns about COVID-19 had intensified on a global basis and have been materially and negatively impacting travel demand generally, with widespread travel restrictions imposed by governments and businesses. Many jurisdictions, particularly in North America (including the U.S.), Asia and Europe, have adopted laws, rules, regulations or decrees intended to address the COVID-19 pandemic, including implementing various travel restrictions, “shelter in place” or “social distancing” mandates; restricting access to city centers or popular tourist destinations and restaurants or limiting other accommodation offerings in surrounding areas.

The impact of COVID-19 has caused material declines in consumer demand within the travel, hospitality, restaurant, and leisure industry; and consequently adversely and materially affected our business, results of operations and financial condition during the three months ended March 31, 2020. Starting in late February 2020 and progressively worsening through March 2020, we experienced a significant decline in user demand for our products and services as well as an increase in customer cancellations. The adverse impact to our business from COVID-19 intensified in the second half of March, driven by increased governmental restrictions and mandates globally that additionally impacted the travel, hospitality, restaurant, and leisure industry and further dampened consumer demand for our products and services. For example, we estimate daily bookings and revenue across our segments and products declined year-over-year generally by more than 90% during the last half of March 2020, and we continued to experience similar year-over-year declines throughout the month of April 2020.  In addition, we incurred significant and unanticipated cancellations, re-bookings and similar matters from travelers related to future travel, accommodations and tour bookings, which had been reserved by travelers in the pre-COVID-19 timeframe, including a number of bookings recorded as deferred revenue on our consolidated balance sheet as of December 31, 2019. As the COVID-19 pandemic continues to develop, governments, corporations and other authorities may continue to implement restrictions or policies that continue to adversely impact our business. We also believe the travel industry and our business will continue to be materially adversely affected while travel restrictions remain in place.

We have been working with travelers and travel partners to address cancellations, rebookings, and other similar matters. In addition, in certain cases we have provided our travel partners extended payment terms, discounts and other incentives. We also have business continuity programs in place to ensure that employees are safe and that our teams continue to function effectively while working remotely. In addition, we have taken several steps to further strengthen our financial position and balance sheet, and maintain financial liquidity and flexibility, including restructuring and reducing our ongoing operating expenses, by borrowing funds from our 2015 Credit Facility, and amending our 2015 Credit Facility, all of which are described in more detail below.

Liquidity

During the three months ended March 31, 2020, we borrowed $700 million from our 2015 Credit Facility. We intend to use this cash to reinforce our liquidity position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. We believe this additional flexibility will be important given our limited ability to predict our future financial performance due to the uncertainty associated with COVID-19 and the measures implemented in reaction to COVID-19.  In addition, on May 5, 2020, we amended our 2015 Credit Facility, the Second Amendment, to among other things, suspend the leverage ratio covenant for each fiscal quarter ending after the effective date of the Second Amendment and ending prior to September 30, 2021; and replace it with a minimum liquidity covenant, and provide collateral to secure the obligations under the agreement, as well as downsize its capacity to $1.0 billion from $1.2 billion. Refer to Part II.  Item 5.  Other Information and “Note 14: Subsequent Events” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information about our Second Amendment.

Although we cannot predict with certainty the full impact of the COVID-19 pandemic on our second quarter 2020 financial results, we currently expect that our second quarter 2020 financial results will be negatively impacted to a material degree. We expect revenue, net income and adjusted EBITDA to decline significantly year-over-year as compared to the second quarter of 2019; potentially at the low end of the observed declines in the second half of March 2020 and throughout April 2020. We also believe that significant year-over-year declines may continue beyond the second quarter of 2020.  The ultimate extent of the COVID-19 pandemic and its impact on travel, regional and global markets, and overall economic activity in currently affected countries or globally is unknown and impossible to predict with certainty. Therefore, the extent and duration of the impact of the COVID-19 pandemic on our business over the long term remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, including mobility and travel restrictions, and the impact of these and other factors on consumer travel behavior.

Cost Reduction Measures

Early in the first quarter of 2020, the Company instituted cost reduction measures to preserve cash flows, including targeted workforce reduction measures largely in the Experiences and Dining segment, in addition to optimizing and reducing brand advertising as the Company pivots to leverage newer and expectantly more effective mediums to our historically television-focused campaign. The Company incurred pre-tax restructuring and related reorganization costs of $9 million during the three months ended March 31, 2020, related to workforce reductions. Such costs were recorded on our unaudited condensed consolidated statement of operations.

In response to the economic impact of the COVID-19 pandemic, the Company instituted additional cost reduction measures during the latter part of the first quarter of 2020; which included the elimination of the majority of discretionary spending, business travel, non-critical vendor relationships, brand advertising, cessation of nearly all new hiring and contingent staff, reduction of targeted employee benefits and the furloughing of over 100 employees. On April 28, 2020, management approved and the Company announced additional cost reduction measures in response to the continued economic and financial impacts to the Company as a result of the COVID -19 pandemic; which includes the following:

•

Enacting a workforce reduction eliminating more than 700 employees and, depending on the outcome of country-specific consultation processes, may impact an approximately 200 additional employees of the Company’s workforce;

•	Furloughing additional employees bringing the total furloughed employees during March and April 2020 to approximately 850 employees, primarily in our European operations at The Fork;
•

Executing on a temporary 20% reduced work schedule and corresponding pay reduction for most of our remaining North American employees, and planning to do the same in other markets, subject to local employment processes; and

•	Making targeted reductions of the Company’s office lease portfolio.

The Company expects to incur total pre-tax restructuring and other related reorganization costs in an estimated range of approximately $30 million to $35 million in the second quarter of 2020 as a result of these measures.

CARES Act Relief

On March 27, 2020, the U.S. government enacted the CARES Act, which among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  Based on our preliminary evaluation of the CARES Act, we qualify for certain employer payroll tax credits and the deferral of payroll and other tax payments in the future, as well as certain income tax related provisions. Most notably, during the three months ended March 31, 2020, the Company recorded an income tax benefit of $14 million resulting from a loss carryback provision under the CARES Act. Refer to “Note 9: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

Hotels, Media & Platform Segment

We operate the Hotels, Media & Platform segment for profit while also driving increased client engagement with – and high-margin media advertising revenue from – the Tripadvisor platform. We seek to achieve this by delivering consumers a holistic product experience and by offering travel partners a diversified number of advertising opportunities.

For consumers, we seek to implement product enhancements that deliver a more engaging and comprehensive hotel shopping experience. This includes providing rich, immersive content – reviews, photos, videos and ratings, among other contributions – as well as increasing the number of travel partners and properties as well as the available hotel supply on our platform. We believe providing consumers tools to discover, research, price shop and book a comprehensive selection of accommodations helps increase brand awareness and brand loyalty and, over time, can result in deeper consumer engagement, more qualified leads delivered to travel partners and greater monetization on our platform.

We seek to monetize our influence and achieve revenue growth through hotel-related product improvements, supply and marketing efforts and customer advertising opportunities. We rely heavily on search engines, such as Google, to generate a significant amount of hotel shoppers to our websites, principally through SEO as well as through SEM. We define hotel shoppers as visitors who view either a listing of hotels in a city or on a specific hotel page. Given our ongoing focus on Hotels, Media & Platform profitability, a key ongoing objective is to attract or acquire hotel shoppers at or above our desired marketing return on investment targets. However, our business, including the Hotels, Media & Platform segment’s financial results have been adversely and materially impacted by the COVID-19 pandemic, which was the primary and material driver of this segment’s unfavorable results during the three months ended March 31, 2020 as noted in the “COVID-19” discussion above. In addition, during the three months ended March 31, 2020, particularly in the month of January and most of February 2020 (or pre-COVID-19 timeframe) we continued to experience revenue headwinds in our SEO marketing channel, which we believe was impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results and expect this trend to continue post-COVID-19.

We believe executing our long-term growth strategy can enable us to deepen customer engagement on our platform, monetize our influence and stabilize – and eventually grow – Hotels, Media & Platform segment revenue. For example, in Tripadvisor-branded display and platform revenue, we enable travel partners to amplify their brand, generate brand impressions, and potentially drive qualified leads and bookings for their businesses. Historically, we have limited both the type and number of display-based advertising opportunities we make available to travel partners, particularly on mobile phone, which, in turn, has limited display-based advertising revenue growth. However, we continue to work on initiatives to better leverage our audience, content, data, travel influence and platform breadth to open up new media advertising opportunities through a more modern, high-powered advertising suite spanning native, video and programmatic solutions. We also intend to deliver this broadened solution to a larger set of advertising travel endemic and non-travel endemic advertising partners, including industries such as airlines and finance.

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

Experiences & Dining Segment

Experiences and Dining offerings enable us to deliver consumers a more comprehensive experience, which we believe will increase awareness of, loyalty to, and engagement with our products, drive more bookings to Experiences and Dining partners and generate greater revenue and increased profitability on our platform. Given the significant market opportunities in these large and growing categories, as well as competition aiming to provide consumers a similar multimodal experience, we expect to continue to invest to drive bookings and revenue growth. However, our Experiences and Dining segment’s financial results has been adversely and materially impacted by the COVID-19 pandemic during the three months ended March 31, 2020. We have begun to explore new initiatives to delight and engage consumers during this pandemic. For example, we began offering virtual tours to our consumers. This is addition to other recent initiatives, such as the recent rollout of a new payment option in late 2019, which enables consumers to reserve certain experience activities and defer payment until a date no later than two days before the experience date. In addition, we have generally provided our supply partners with accelerated payments to ease their burden during the pandemic.

In December 2019, we acquired U.K.-based Bookatable, which offers an online restaurant reservation and booking platform. This further strengthens our position in certain of our existing European markets as well as expands us into new countries, such as the U.K., Germany, Austria, Finland and Norway. TheFork’s online restaurant booking platform, which, including Bookatable, had approximately 81,000 total bookable restaurants, as of March 31, 2020.

Other

Other is a combination of our Rentals, Flights/Cruises/Car, SmarterTravel, and Tripadvisor China business units and is not considered a reportable segment. Profits have been relatively stable to slightly negative and revenues have declined in the most recent period primarily due to the COVID-19 pandemic, similar to our other business units. We continue to operate these offerings opportunistically as they complement our overall strategic objectives to deliver more value to consumers and travel partners.

Employees

As of March 31, 2020, we had 3,912 employees. Of these employees, nearly 43% were based in the U.S. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

On April 28, 2020, as discussed above, management approved and the Company announced a workforce reduction, reducing our headcount to approximately 3,000 employees, which includes furloughed employees and employees that are currently the subject of country specific consultation processes.

Seasonality

Consumers’ travel expenditures follow a seasonal pattern. Correspondingly, travel partners’ advertising investments and, therefore, our revenue and profits, also follow a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. Significant shifts in our business mix or adverse economic conditions, including the impact of COVID-19, could result in future seasonal patterns that are different from historical trends.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recoverability of Goodwill

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

The Company conducted a thorough evaluation of relevant events and circumstances that would materially impact the fair value of each of our reporting units as of March 31, 2020. As part of this evaluation, it was noted that as of March 31, 2020 the Company’s market capitalization remained significantly in excess of its book value. The Company also observed our most recently completed goodwill impairment analyses indicated significant excess fair values over carrying values across the different reporting units. In addition, the Company considered the change to reporting unit carrying values since the fourth quarter of 2019, and also performed targeted sensitivity analysis on previous assessments, which included applying hypothetical rate increases to the weighted-average cost of capital used in our income approach analyses given the current COVID-19 environment, and the estimated fair values remained in excess of the carrying values. Based on such evaluation, we do not believe it is more likely than not that the fair value of our reporting units are below their respective carrying values as of March 31, 2020. However, we believe the passage of time will provide new information regarding the expected duration and severity of impacts of COVID-19 on the economy as a whole and to our business. On March 18, 2020, we issued a press release on Form 8-K announcing the withdrawal of our previously announced full-year 2020 financial outlook guidance due to the increased adverse impacts of the COVID-19 pandemic and the uncertainty it has created on global travel trends. The Company’s forecasting process in a COVID-19 environment is resulting in unprecedented challenges, given we are unable to predict the expected duration and severity of impacts of COVID-19 on our business. Accordingly, we believe all of our reporting units are at an elevated risk for impairment in future periods. A prolonged decline in the outlook for future revenue and cash flows or other factors, related to COVID-19 or other events, could result in a determination that a non-cash impairment adjustment is required, which could be material. The Company will continue to monitor events and circumstances that may affect the fair value or carrying value of our reporting units, as well as to continue to evaluate the impact of reporting changes, if any, on the composition of our reporting units related to additional restructuring and related reorganization efforts, as discussed in “Note 14: Subsequent Events” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

Significant Accounting Policies and New Accounting Pronouncements

Refer to “Note 2: Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for an overview of new accounting pronouncements that we have adopted in the first quarter of 2020 or that we plan to adopt that have had or may have an impact on our unaudited condensed consolidated financial statements. Notably, in the first quarter of 2020, we adopted the new credit losses guidance, or ASC 326, using the modified retrospective approach and applied the guidance retrospectively at the effective date of January 1, 2020, through a cumulative-effect adjustment to retained-earnings on our consolidated balance sheet. Under this transition method, we did not update the financial information or provide any disclosures required under the new guidance for dates and periods prior to January 1, 2020.

With the exception of the change for the accounting of credit losses as a result of adopting ASC 326, as described above, there have been no other significant changes to our significant accounting policies since December 31, 2019, as described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Statement of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended March 31,		% Change
	2020	2019	2020 vs. 2019
Revenue	$278	$376	(26)%

Costs and expenses:
Cost of revenue	19	21	(10)%
Selling and marketing	129	178	(28)%
Technology and content	73	73	0%
General and administrative	52	42	24%
Depreciation	25	23	9%
Amortization of intangible assets	7	8	(13)%
Total costs and expenses:	305	345	(12)%
Operating income (loss)	(27)	31	n.m.
Other income (expense):
Interest expense	(2)	(2)	0%
Interest income	1	4	(75)%
Other income (expense), net	1	―	n.m.
Total other income (expense), net	―	2	(100)%
Income before income taxes	(27)	33	n.m.
(Provision) benefit for income taxes	11	(7)	n.m.
Net income (loss)	$(16)	$26	n.m.

Other Financial Data:
Adjusted EBITDA (1)	$40	$89	(55)%

n.m. = not meaningful (1) See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

	Three months ended March 31,		% Change
	2020	2019	2020 vs. 2019
Revenue by Segment:	(in millions)
Hotels, Media & Platform	$169	$254	(33)%
Experiences & Dining	83	80	4%
Other (1)	26	42	(38)%
Total revenue	$278	$376	(26)%
Adjusted EBITDA by Segment:
Hotels, Media & Platform	$53	$105	(50)%
Experiences & Dining	(19)	(24)	21%
Other (1)	6	8	(25)%
Total Adjusted EBITDA	$40	$89	(55)%
Adjusted EBITDA Margin by Segment (2):
Hotels, Media & Platform	31%	41%
Experiences & Dining	(23)%	(30)%
Other (1)	23%	19%
(1)	Other consists of our Rentals, Flights/Cruises/Car, SmarterTravel, and Tripadvisor China business units and does not constitute a reportable segment.
(2)	We define “Adjusted EBITDA Margin by Segment” as Adjusted EBITDA by segment divided by revenue by segment.

Hotels, Media & Platform Segment

Hotels, Media & Platform segment revenue decreased by $85 million or 33% during the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to a decrease in our hotel metasearch auction revenue driven by the COVID-19 pandemic as discussed above, and to a lesser extent reduced revenue generated through our SEO marketing channel, particularly in the month of January and most of February 2020 (or pre-COVID-19 timeframe), which we believe was impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results.

Hotels, Media & Platform segment Adjusted EBITDA decreased $52 million or 50% during the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to a decrease in revenue, as noted above, partially offset primarily by reduced television advertising costs, as well as direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs.

The following is a detailed discussion of the revenue sources within our Hotels, Media & Platform segment:

	Three months ended March 31,		% Change
	2020	2019	2020 vs. 2019
	(in millions)
Hotels, Media & Platform:
Hotels	$137	$216	(37%)
Display & platform	32	38	(16%)
Total Hotels, Media & Platform revenue	$169	$254	(33%)

Tripadvisor-branded Hotels Revenue

Tripadvisor-branded hotels revenue primarily includes hotel metasearch auction revenue, and to a lesser extent hotel B2B revenue, which includes click-based revenue generated from hotel sponsored placements advertising that enable hotels to enhance their visibility on Tripadvisor hotel pages, and subscription-based advertising services that we offer to travel partners. For the three months ended March 31, 2020 and 2019, 81% and 85%, respectively, of our total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue decreased $79 million or 37% during the three months ended March 31, 2020, when compared to the same period in 2019. This decrease was primarily driven by reduced consumer demand as a result of widespread travel restrictions imposed by governments and businesses in response to the COVID-19 pandemic. In addition, particularly in the month of January and most of February 2020 (pre-COVID-19 timeframe), we experienced reduced revenue generated through our SEO marketing channel, which we believe is impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results.

Tripadvisor-branded Display and Platform Revenue

For the three months ended March 31, 2020 and 2019, 19% and 15%, respectively, of Hotels, Media & Platform segment revenue was derived from our Tripadvisor-branded display and platform revenue, which consists of revenue from Tripadvisor-branded display-based advertising.

Tripadvisor-branded display-based advertising revenue decreased by $6 million or 16% during the three months ended March 31, 2020, when compared to the same period in 2019, primarily driven by a decrease in marketing spend from our advertisers due to lack of consumer demand resulting from the impact of the COVID-19 pandemic.

Experiences & Dining Segment

Experiences & Dining segment revenue increased by $3 million or 4% during the three months ended March 31, 2020, when compared to the same period in 2019. The revenue growth in this segment was negatively impacted  by the COVID-19 pandemic; as many jurisdictions, particularly in North America (including the U.S.), Asia and Europe, have adopted law, rules, regulations or decrees intended to address the COVID-19 pandemic, including implementing various travel restrictions, “shelter in place” or “social distancing” mandates, or restricting access to city centers or popular tourist destinations, restaurants and limiting access to experience offerings in surrounding areas, resulting in a significant reduction in consumer demand. This segment’s revenue did benefit from incremental revenue year-over-year of approximately $11 million related to our December 2019 acquisitions of Bookatable and SinglePlatform in Dining.

Experiences & Dining segment Adjusted EBITDA increased $5 million or 21% during the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to reduced selling and marketing expenses related to SEM and other online paid traffic acquisition costs, in response to reduced consumer demand and lack of availability of dine-in restaurants, experiences and tours as a result of COVID-19.

Other

Other revenue, which primarily includes click-based advertising and display-based advertising revenue from our Rentals, and Flights, Cruises and Car offerings on Tripadvisor, and non-Tripadvisor branded websites, such as www.smartertravel.com, www.bookingbuddy.com, www.cruisecritic.com and www.onetime.com, decreased by $16 million or 38% during the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to decreased consumer demand, similar to our other businesses, as a result of widespread travel restrictions imposed by governments and businesses and reduced travel partner spend in response to the COVID-19 pandemic.

Adjusted EBITDA in Other decreased $2 million or 25% during the three months ended March 31, 2020, when compared to the same period in 2019. This slight decrease was primarily due to a decrease in revenue, as described above, partially offset by a reduction in headcount to support our strategic initiatives in other areas of the Company and reduced costs related to marketing and other operational re-alignments.

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

	Three months ended March 31,		% Change
	2020	2019	2020 vs. 2019
	(in millions)
Direct costs	$12	$16	(25%)
Personnel and overhead	7	5	40%
Total cost of revenue	$19	$21	(10%)
% of revenue	6.8%	5.6%

Cost of revenue decreased $2 million during the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to decreased direct costs from credit card payment and other transaction costs in our Experiences & Dining segment and in Other due to a reduction in consumer demand related to the COVID-19 pandemic, as discussed above, partially offset by increased personnel and overhead costs related to additional personnel costs in our Experiences & Dining segment related to our business acquisitions in December 2019.

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

	Three months ended March 31,		% Change
	2020	2019	2020 vs. 2019
	(in millions)
Direct costs	$64	$121	(47%)
Personnel and overhead	65	57	14%
Total selling and marketing	$129	$178	(28%)
% of revenue	46.4%	47.3%

Direct selling and marketing costs decreased $57 million during the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to a decrease in SEM and other online traffic acquisition costs across all our segments and businesses, and television advertising costs driven by our Hotels, Media & Platform segment, as a cost reduction measure in response to the financial impact to the Company and decline in consumer demand caused by the COVID-19 pandemic.

Personnel and overhead costs increased $8 million during the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to an increase in personnel costs in our Experiences & Dining segment related to our business acquisitions in December 2019, in addition to $4 million of restructuring and other related reorganization costs incurred during the three months ended March 31, 2020, partially offset by decreased personnel and overhead costs in Other as a result of a reduction in headcount to support our strategic initiatives.

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

	Three months ended March 31,		% Change
	2020	2019	2020 vs. 2019
	(in millions)
Personnel and overhead	$65	$65	0%
Other	8	8	0%
Total technology and content	$73	$73	0%
% of revenue	26.3%	19.4%

Technology and content costs were flat during the three months ended March 31, 2020, when compared to the same period in 2019, as an increase in personnel costs in our Experiences & Dining segment related to our business acquisitions in December 2019, in addition to $3 million of restructuring and other related reorganization costs incurred during the three months ended March 31, 2020 was offset by an equivalent decrease of personnel and overhead costs in Other, as a result of a reduction in headcount to support our strategic initiatives.

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

	Three months ended March 31,		% Change
	2020	2019	2020 vs. 2019
	(in millions)
Personnel and overhead	$35	$33	6%
Professional service fees and other	17	9	89%
Total general and administrative	$52	$42	24%
% of revenue	18.7%	11.2%

General and administrative costs increased $10 million during the three months ended March 31, 2020, when compared to the same period in 2019. Personnel and overhead costs increased $2 million during the three months ended March 31, 2020 when compared to the same period in 2019, primarily related to restructuring and other related reorganization costs incurred during the three months ended March 31, 2020. Professional service fees and other increased $8 million during the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to an increase in bad debt expense, digital service tax, consulting and legal costs.

Depreciation

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized software and website development costs and right-of-use (“ROU”) assets related to our finance lease.

	Three months ended March 31,
	2020	2019
	(in millions)
Depreciation	$25	$23
% of revenue	9.0%	6.1%

Depreciation expense increased $2 million during the three months ended March 31, 2020, when compared to the same period in 2019 primarily due to increased amortization related to capitalized software and website development costs.

Interest Income

Interest income primarily consists of interest earned from our money market funds, term deposits and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Three months ended March 31,
	2020	2019
	(in millions)
Interest income	$1	$4

Interest income decreased $3 million during the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to a reduction in average interest rates earned on our investments and lower average invested funds by the Company during 2020.

Other Income (Expense), Net

Other income (expense), net primarily consists of net foreign exchange gains and losses, gains (losses) and impairments from non-marketable investments, and other non-operating income (expenses).

	Three months ended March 31,
	2020	2019
	(in millions)
Other income (expense), net	$1	$-

Other income (expense), net increased $1 million during the three months ended March 31, 2020 when compared to the same period in 2019 primarily due to net foreign currency transaction gains as a result of the fluctuation of foreign exchange rates during 2020.

Provision for Income Taxes

	Three months ended March 31,
	2020	2019
	(in millions)
(Provision) benefit for income taxes	$11	$(7)
Effective tax rate	40.7%	21.2%

Our effective tax rates for the three months ended March 31, 2020 and 2019 were 40.7% and 21.2%, respectively. For the three months ended March 31, 2020, the effective tax rate was greater than the federal statutory rate primarily due to the tax rate differential for an expected U.S. net operating loss carryback, offset by an increase in the recognition of stock-based compensation shortfalls due to the recent decrease in the Company’s market price.

We had income tax benefits of $11 million and income tax expenses of $7 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in our income tax expense during the three months ended March 31, 2020, when compared to the same period in 2019, was primarily due to pretax losses incurred during the three months ended March 31, 2020 and a benefit of $14 million from the tax rate differential in tax years applicable to U.S. loss carryforwards that became eligible for carryback under the CARES Act enacted in March 2020, offset by an increase in the recognition of stock-based compensation shortfalls related to the decline in the Company’s stock price. Refer to “Note 9: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2020	2019
	(in millions)
Net income (loss)	$(16)	$26
Add: (Benefit) Provision for income taxes	(11)	7
Add: Other expense (income), net	-	(2)
Add: Restructuring and other related reorganization costs	9	-
Add: Stock-based compensation	26	27
Add: Amortization of intangible assets	7	8
Add: Depreciation	25	23
Adjusted EBITDA	$40	$89

Related Party Transactions

For information on our relationship with LTRIP, which may be deemed to beneficially own equity securities representing 58.6% of our voting power as of March 31, 2020, refer to “Note 1: Business Description and Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q. We had no related party transactions with LTRIP during the three months ended March 31, 2020 and 2019, respectively.

Stock-Based Compensation

Refer to “Note 5: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 1,045,777 service-based stock options with a weighted average grant-date fair value per option of $10.18, 4,438,715 primarily service-based RSUs with a weighted average grant-date fair value of $25.71, and 133,194 MSUs with a weighted average grant-date fair value of $28.15 during the three months ended March 31, 2020.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations, and our liquidity needs can also be met through drawdowns under our 2015 Credit Facility and Chinese Credit Facility. As of March 31, 2020 and December 31, 2019, we had $798 million and $319 million, respectively, of cash and cash equivalents. As of March 31, 2020, approximately $118 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S. of which approximately 40% was located in the U.K., with the significant majority of our international cash denominated in U.S. dollars. As of March 31, 2020, we had $559 million of cumulative undistributed earnings in foreign subsidiaries. As a result of the 2017 Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax. Historically, we have asserted our intention to indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. In response to increased cash requirements in the U.S. related to our declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, we determined that we no longer consider $441 million of these foreign earnings to be indefinitely reinvested. We intend to indefinitely reinvest $118 million of our foreign earnings in our non-US subsidiaries. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

As of March 31, 2020, we had outstanding borrowings of $700 million classified as long-term debt on our unaudited condensed consolidated balance sheet, within our U.S. subsidiaries under our 2015 Credit Facility. These funds were drawn down as a precautionary measure and we intend to use this borrowing primarily to reinforce our liquidity position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic; given our limited ability to predict our future financial performance due to the uncertain time period government travel restrictions and other implemented measures in reaction to COVID-19 will continue in our key markets; the U.S. and Europe. Based on the Company’s current leverage ratio, our borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. The Company is currently borrowing under a one-month interest period of 2.1% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while the Company is borrowing under the one-month interest rate period. As of March 31, 2020 and December 31, 2019, we were in compliance with our debt covenants.

On May 5, 2020,  we amended our 2015 Credit Facility (“Second Amendment”) to, among other things, suspend the leverage ratio covenant required to borrow on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 (or such earlier date as elected by the Company); the Leverage Covenant Holiday, and replacing it with a minimum liquidity covenant, that requires us to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity, which will apply only during the Leverage Covenant Holiday, as well as downsizing its capacity to $1.0 billion from $1.2 billion. The Second Amendment also prohibits the Company from payments and distributions, including share repurchases and dividends, during the Leverage Covenant Holiday. No change was made to the existing maturity date of the 2015 Credit Facility of May 12, 2022.  This amendment therefore reduced our available borrowing capacity under the 2015 Credit Facility to $297 million as of May 5, 2020, given our existing borrowings of $700 million, as discussed above, and undrawn standby letters of credit of $3 million as of March 31, 2020. During the timeframe which the leverage ratio covenant has been suspended, any outstanding or future borrowings under the 2015 Credit Facility will bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum, which as of May 5, 2020, resulted in a borrowing rate of 3.25% per annum. Refer to Part II, Item 5. Other Information and “Note 14: Subsequent Events” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for additional information on our Second Amendment.

We are also party to a $30 million, one-year revolving credit facility with the Bank of America (the “Chinese Credit Facility”) that is currently subject to review on a periodic basis with no specific expiration period. This credit facility generally bears interest at a rate based on the People’s Bank of China benchmark, including certain adjustments, which may be made in accordance with market conditions at the time of borrowing. As of both March 31, 2020 and December 31, 2019, there were no outstanding borrowings under this credit facility.

For further discussion on our 2015 Credit Facility and Chinese Credit Facility, refer to “Note 8: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

Significant sources and uses of capital

During the three months ended March 31, 2020, we repurchased 4,707,450 shares of our outstanding common stock at an average share price of $24.32 per share, exclusive of fees and commissions, or $115 million in the aggregate under our existing share repurchase program authorized by our Board of Directors. As of March 31, 2020, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program. As discussed above, the Company’s Second Amendment currently prohibits the Company from share repurchases during the time that the leverage ratio covenant has been suspended.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows related to working capital. In our Experiences business and our Rentals free-to-list model, we generally receive cash from travelers at the time of booking and we record these amounts, net of commissions, on our consolidated balance sheets as deferred merchant payables. We pay the suppliers, or the property rental owners and experience providers, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the supplier and this operating cycle represents a source or use of cash to us. During the first half of the year Rentals and Experiences bookings typically exceed the amount of completed stays and tour-taking, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. However, this trend has been impacted in the first quarter of 2020, as cash outflows to suppliers related to deferred merchant payables significantly exceeded cash received from travelers reflecting the decline in consumer demand for our products and cancellations of reservations, which we expect to continue into the second quarter of 2020. In addition, we do expect that the impact of the COVID-19 pandemic will change this typical seasonal fluctuation during the full year 2020, however, the ultimate extent of the COVID-19 pandemic and its impact on travel, regional and global markets, and overall economic activity in currently affected countries or globally is unknown and impossible to predict with certainty, as such the impacts on our business and cash flows are uncertain at this point in time. Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions unrelated to COVID-19 that could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows.  For example, we introduced a new payment feature in late 2019, which allows our Experiences customers the option to reserve certain experience activities and defer payment until a date no later than two days before the experience date; as a result, this payment option may affect the timing of our future cash flows.

We believe that our available cash and cash equivalents, combined with available borrowings from our credit facilities and in light of our Amended Credit Facility, will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions and/or other expenditures in support of our business strategy, and may potentially reduce our cash balance and/or increase our debt.

In addition, our capital requirements may increase due to the impact of the COVID-19 pandemic which has already resulted in reduced revenues to the Company, and the extent to which it may further impact the ability of our customers to fulfill their payment obligations. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact to our liquidity and capital requirements.

Our cash flows for the three months ended March 31, 2020 and 2019, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
	2020	2019
	(in millions)
Net cash provided by (used in):
Operating activities	$(70)	$182
Investing activities	(20)	(42)
Financing activities	570	(24)

During the three months ended March 31, 2020, our primary use of cash was in operations, financing activities (including repurchases of our outstanding common stock at an aggregate cost of $115 million under our existing share repurchase program and payment of withholding taxes on net share settlements of our equity awards of $14 million), and investing activities (including capital expenditures incurred during the three months ended March 31, 2020 of $20 million).  This use of cash was funded primarily with cash on hand and cash equivalents, and financing activities, which includes $700 million in borrowings from our 2015 Credit Facility.

During the three months ended March 31, 2019, our primary use of cash was in operations, financing activities (including payment of withholding taxes on net share settlements of our equity awards of $23 million), and investing activities (including capital expenditures incurred during the three months ended March 31, 2019 of $17 million and cash used of $40 million in purchases of marketable securities).  This use of cash was funded primarily with cash on hand and cash equivalents, cash provided by operations, and investing activities, including cash of $15 million generated from maturities of marketable securities.

Net cash used in operating activities for the three months ended March 31, 2020, increased by $252 million when compared to the same period in 2019, primarily due to a decrease in net income of $42 million and increase in use of working capital of $208 million, driven by working capital outflows primarily due to payments to travel suppliers related to deferred merchant payables for completed experiences, tours and rentals in a pre-COVID-19 timeframe; significantly exceeding cash received from travelers as a result of a decline in consumer demand due to COVID-19 and its negative impact on our first quarter of 2020 bookings.

Net cash used in investing activities for the three months ended March 31, 2020 decreased by $22 million when compared to the same period in 2019, due to a decrease in net cash generated from the purchases and maturities of marketable securities of $25 million, partially offset by an increase in capital expenditures of $3 million.

Net cash provided in financing activities for the three months ended March 31, 2020 increased by $594 million when compared to the same period in 2019, primarily due to borrowings on our 2015 Credit Facility of $700 million and a decrease in payment of withholding taxes on net share settlements of equity awards of $9 million during the three months ended March 31, 2020, partially offset by an increase in cash used to purchase shares of our common stock under our share repurchase program of $115 million during the three months ended March 31, 2020.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

With the exception of $700 million in borrowing under the 2015 Credit Facility, as discussed above, which payment is not required until the maturity date of May 12, 2022, and the subsequent amendment to the 2015 Credit Facility described herein, there have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2019. For a description of the amendment to the 2015 Credit Facility, see Part II, Item 5. Other Information.

As of March 31, 2020, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our

Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our contractual obligations and commercial commitments.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011 and 2012 through 2016 tax years, under an employment tax audit by the IRS for the 2013 through 2016 tax years, and have various ongoing audits for state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of March 31, 2020, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia and our 2012 and 2013 standalone IRS audit.

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

The Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project, and issued the Action 1 report in 2015 to address the tax challenges arising from digitalization. Since then, the OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. As the OECD/G20 Inclusive Framework drives toward a consensus long-term solution, several countries have introduced unilateral digital service tax initiatives which impose new types of non-income taxes, including taxes based on a percentage of revenue.  The Company is monitoring certain U.S. states and countries in which we do business, such as France, Italy, Spain, and the U.K., which have enacted or proposed similar taxes that will be applicable or are likely to be applicable during 2020.  We recorded an estimate of $1 million for digital service tax to general and administrative expense on our unaudited condensed consolidated statement of operations during the three months ended March 31, 2020; however we continue to assess the financial impact of these new laws. Further, as additional U.S. states and countries introduce unilateral measures we will continue to monitor developments and determine the financial impact worldwide of these initiatives to the Company.

As a result of the 2017 Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax. Historically, we have asserted our intention to indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. In response to increased cash requirements in the U.S. related to our declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, we determined that we no longer consider $441 million of these foreign earnings to be indefinitely reinvested. During the year ended December 31, 2019, we recorded a deferred tax liability of $1 million for the U.S. state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that are not indefinitely reinvested. We intend to indefinitely reinvest $118 million of our foreign earnings in our non-US subsidiaries. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Refer to “Note 9: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on potential contingencies, including current audits by the IRS and various other domestic and foreign tax authorities, and other income tax and non-income tax matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. We are exposed to market risks primarily due to our international operations, our ongoing investment and financial activities, as well as changes in economic conditions in all significant markets in which we operate as a result of the COVID-19 pandemic. The risk of loss can be assessed from the perspective of adverse changes in our future earnings, cash flows, fair values of our assets, and financial condition. Our exposure to market risk, at any point in time, may include risk to our credit facilities and related borrowings, derivative instruments, cash and cash equivalents, short term and long term marketable securities, accounts receivable, intercompany receivables/payables, accounts payable and deferred merchant payables denominated in foreign currencies. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage and attempt to mitigate our exposure to such risks.

There has been no material change in our market risk profile during the three months ended March 31, 2020, with the exception of the impacts from the COVID-19 pandemic. For a discussion of current market conditions and impacts on the Company’s financials resulting from the COVID-19 pandemic, refer to “Note 1: Business Description and Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information, Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations,” and to Part II, Item 1A, "Risk Factors”. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

Since the U.K. initiated the process to exit the European Union (“E.U.”), known as Brexit, global markets and foreign exchange rates have experienced increased volatility, especially between the British pound and the U.S. dollar. We have significant operations in both the U.K. and the E.U. Our operations and those of our business partners are highly integrated across the U.K. and the E.U. and are highly dependent on the free flow of labor and goods in those regions. Although the U.K. ceased to be a member of the E.U. on January 31, 2020, the U.K. and E.U. will continue to work on the terms of the departure through a transition period ending December 31, 2020.  As a result, there remains significant uncertainty about the future relationship between the U.K. and the E.U. The ongoing uncertainty and potential outcomes could negatively impact our relationships with our employees, business partners and vendors and could negatively impact our financial performance. In addition, uncertainty could continue to adversely affect consumer confidence and spending in the U.K. We could face new regulatory costs and challenges when the U.K. does leave the E.U. and U.K. regulations diverge from those of the E.U. Since the U.K.’s exit from the E.U. and the terms of that exit are uncertain, we are unable to predict the effect Brexit will have on our business and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic has materially adversely affected, and may continue to adversely impact, our business and financial performance for the foreseeable future.

The impact of COVID-19 has caused material declines in demand within the travel, hospitality, restaurant and leisure industry concurrent with travel bans and increased governmental restrictions and mandates globally that has dampened consumer demand for our products and services, which has adversely and materially affected our business, results of operations and financial condition. We believe the travel industry and our business will continue to be adversely and materially affected while travel bans and other government restrictions and mandates remain in place. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the response to the pandemic is ongoing, information is rapidly evolving, and the duration and severity of the pandemic are also uncertain and cannot be predicted. In addition, we do not have visibility into when these bans will be lifted, nor do we have visibility into the changes to consumer usage patterns on our platform or travel behavior patterns when travel bans and other government restrictions and mandates are lifted. We currently expect, however, that the COVID-19 pandemic will impact our financial performance for the quarter ended June 30, 2020, much more significantly than it impacted the quarter ended March 31, 2020, primarily because an increasing number of markets and locations will have been subject to the governmental measures and economic disruptions noted above during the entirety of the second quarter (as compared to the first quarter, when the effects of the outbreak were largely limited to China and certain other Asian markets during January 2020 and much of February 2020). With the spread of COVID-19 to other regions, such as Europe and the United States, we expect the COVID-19 pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on our business as consumers reduce their discretionary spending. Policymakers around the globe have responded with fiscal policy actions to support certain areas of the travel industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The Company's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding accounts receivable amounts beyond normal payment terms, travel supplier and restaurant insolvencies, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by the Company and its customers. As of the date of issuance of these unaudited condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations in the future is uncertain.

The ultimate extent of the COVID-19 pandemic and its impact on travel and regional and global markets and overall economic activity in currently affected countries or globally is unknown and impossible to predict with certainty. The extent and duration of the impact of COVID-19 on our business over the long term remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, including mobility and travel restrictions, and the impact of these and other factors on travel behavior. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services and our relationships with travel service providers and other partners, any of which can adversely and materially affect our business, results of operations and financial condition and could cause the market price of our common stock to decline.

Declines or disruptions in the travel industry have a material adverse impact on the Company’s business, results of operations and financial condition. Increased and/or prolonged government restrictions and regulation, including various travel and mobility restrictions related to COVID-19, could continue to negatively impact our business, results of operations and financial condition and could cause the market price of our common stock to decline.

As a result of the COVID-19 pandemic, we began in late February of 2020 to experience, and continue to experience, a significant decline in travel demand and increase in customer cancellations. By the end of February and in March 2020, concerns about COVID-19 had intensified on a global basis and have materially and negatively impacted travel demand (and therefore our business), with widespread travel restrictions imposed by governments and businesses. Many jurisdictions have adopted laws rules, regulations or decrees intended to address the COVID-19 pandemic, including implementing travel restrictions or restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas. Many airlines have also suspended or limited flights. In addition, many jurisdictions have limited social mobility and gathering, which could further negatively impact the services we provide.

As the COVID-19 pandemic develops, governments, corporations and other authorities may continue to implement restrictions or policies that adversely impact our business. Similarly, certain health authorities, such as the WHO and the Centers for Disease Control and Prevention, encourage social distancing and generally advise against gathering in public spaces to prevent the spread of COVID-19. We are working with our travelers and travel service provider partners to address cancellations, requests for refunds, rebookings and similar matters.

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

Declines or disruptions in the economy in general and travel industry, in particular, could adversely affect our businesses, results of operations and financial condition and could cause the market price of our common stock to decline.

Our businesses, results of operations and financial condition, as well as the market price of our common stock, are affected by the health of the global economy generally as well as the travel industry and leisure travel in particular. Sales of travel services tend to decline or grow more slowly during economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to creditor experience other concerns that reduce their ability or willingness to travel. The global economy may be adversely impacted by unforeseen events beyond our control including incidents of actual or threatened terrorism, regional hostilities or instability, unusual weather patterns, natural disasters, political instability and health concerns (including epidemics or pandemics), defaults on government debt, significant increases in fuel and energy costs, tax increases and other matters that could reduce discretionary spending, tightening of credit markets and declines in consumer confidence. Decreased travel spending could reduce the demand for our services and have a negative impact on our business and results of operations. In addition, the uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business, results of operations and financial condition and could cause the market price of our common stock to decline.

Recently, the spread of COVID-19 has adversely affected global business activities and has resulted in significant uncertainty in the global economy and volatility in financial markets, including volatility in the market price of our common stock. The outbreak of communicable diseases, such as COVID-19, or the perception that such an outbreak could occur, has and may continue to result in a widespread public health crisis that could adversely affect the economies and financial markets of many countries, resulting in a decline in the market price of our common stock and an economic downturn and a worldwide recession that would negatively impact the travel industry and leisure travel. In particular, the economic slowdown resulting from the COVID-19 pandemic could result in a prolonged period of increased unemployment and a reduction in available budgets for both business and leisure travelers, which could further result in a significant decline in the amount of tourism and consumer spending and provoke changes in consumer spending habits. This may significantly decrease spending on the services we provide by both business and leisure travelers and have a material adverse impact on our business and results of operations. Additionally, if individual countries or regions experience deteriorating credit and economic conditions and/or significant fluctuations of currency values relative to other currencies, such as the U.S. dollar, it can lead to a negative impact on our foreign denominated net assets, revenues, operating expenses and net income as expressed in U.S. dollars.

In addition, since the U.K. initiated the process to exit the E.U., known as Brexit, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British pound as compared to the U.S. dollar. We have significant operations in both the U.K. and the E.U. Our operations and those of our merchants are highly integrated across the U.K. and the E.U. and are highly dependent on the free flow of labor and goods in those regions. Although the U.K. ceased to be a member of the E.U. on January 31, 2020, the U.K. and the E.U. will continue to work on the terms of the departure through a transition period ending December 31, 2020. As a result, there remains significant uncertainty about the future relationship between the U.K. and the E.U. The ongoing uncertainty and potential outcomes could negatively impact our merchant and customer relationships and results of operations. In addition, uncertainty could continue to adversely affect consumer confidence and spending in the U.K. We could face new regulatory costs and challenges when the final terms of the governing relationships and final U.K. regulations are determined. Since the final terms of that exit and the U.K. regulatory environment are uncertain, we are unable to predict the effect Brexit will have on our business and results of operations.

Economic downturn and adverse credit market conditions, whether in response to the COVID-19 pandemic, Brexit or other factors, may negatively impact us, as well as our travel partners that sell their services and products through our platform. In addition, our travel partners, especially our smaller or medium sized partners’, access to capital, cost of capital and ability to meet liquidity needs could be adversely affected in a prolonged economic downturn or deterioration in the travel industry, which could further adversely impact our business, financial condition and results of operations. The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the coronavirus, the extent and effectiveness of containment actions taken and the impact of these and other factors on travel behavior.

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

Moreover, as the economy and the travel industry recover from the impact of the COVID-19 pandemic, the structure of the travel industry could change in ways that could disadvantage us and benefit certain of our existing competitors or new entrants. If we are unable to successfully adapt to any changes in how the travel industry operates or to changes in the ways in which consumers purchase travel services, our ability to compete, and therefore our business and results of operations, would be adversely affected.

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

We recently furloughed approximately 850 employees, reduced (or are in the process of reducing) our headcount by approximately 900 employees. This reduction in workforce results in the loss of institutional knowledge, relationships, or expertise for critical roles, which may not be effectively transferred to employees who remain with the Company  This reduction could also have a negative impact on employee morale and productivity, make it more difficult to retain valuable key employees that have not been terminated, divert attention from operating our business, create personnel capacity constraints and hamper our ability to grow, develop innovative products and compete, any of which could adversely impact our business and reputation. may impede the Company’s ability to operate or meet strategic objectives. In addition, in the future, as travel recovers from the COVID-19 pandemic, we will need to replace some or all of those roles with qualified individuals in the areas of software engineers, developers, product management and development personnel, and other technology professionals. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. As a global company, we aim to attract quality employees from all over the world, so any restrictions on travel for professional or personal purposes may cause significant disruption to our businesses or negatively affect our ability to attract and retain employees on a global basis. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.

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

Over the years, we have experienced rapid growth in some areas of our business, including through acquisitions of other businesses and in new international markets. More recently, as a result of the impacts of COVID-19, we will have limited capacity, for a certain period of time, to make these types of investments and that may have a negative impact on our growth in certain markets. Once we are able to resume making these investments and to the extent we make these investments, this growth places substantial demands on management and our operational infrastructure. In addition, as our business matures, we make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products and acquisitions. These changes may result in a temporary lack of focus or productivity or otherwise impact our business.

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

We operate in a number of jurisdictions both inside and outside of the U.S. and continue to expand our operations both domestically and internationally. Many regions have different economic conditions, languages, currencies, consumer expectations, legislation, regulatory environments (including labor laws and customs), tax laws, levels of consumer acceptance and use of the internet for commerce and levels of political stability. We are subject to associated risks typical of global businesses, including, but not limited to, the following:

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

The promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we provide services could require us to change certain aspects of our business, operations and commercial relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the company to additional liabilities. For example, in 2018, the E.U. adopted GDPR implementing enhanced data protection requirements and, in 2019, the State of California adopted the California Consumer Privacy Act (“CCPA”) implementing privacy rights and consumer protections for California residents.  Other jurisdictions have adopted or are contemplating similar legislation.  This legislation will continue to change the landscape for the use and protection of data and could increase the cost and complexity of delivering our services. Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, impede development of new products, result in negative publicity, require significant management time, increase costs and/or subject us to additional liabilities. Violations of these laws and regulations could result in penalties and/or criminal sanctions against us, our officers or our employees and/or restrictions on the conduct of parts of our business in certain jurisdictions.

Likewise, the SEC, Department of Justice (“DOJ”) and Office of Foreign Assets Controls (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. U.S. economic sanctions relate to transactions with designated foreign countries, including Cuba, Iran, North Korea, Syria and nationals and others of those countries, Ukraine/Russia related sanctions, as well as certain specifically targeted individuals and entities. We believe that our activities comply with OFAC, E.U., U.K. and other regulatory authorities’ economic sanction and trade regulations, as well as anti-money laundering and anti-corruption regulations, including the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act and the U.K. Criminal Finances Act. As regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal monetary penalties, litigation and damage to our reputation and the value of our brands.

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

We collect, process, store and transmit data, including personal information, for our consumers and our workforce. As a result, we are subject to a variety of laws in the U.S. and abroad regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other existing laws. In addition, the security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidence in our services. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the internet in the U.S. Various U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online.

In addition, we are subject to legislation intended to enhance the privacy and security of personal data, including credit card information (such as GDPR, the CCPA and other country specific data protection laws).  There are a number of proposals for data privacy laws pending or proposed in other jurisdictions, including at both the state and federal levels of the U.S. as well as internationally. Implementing and complying with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our business operations. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in governmental enforcement actions, including, for example, fines and/or penalties, compliance orders, litigation or public statements that could harm our reputation and cause our users and travel partners to lose trust in us, any of which could have an adverse effect on our business, brand, market share and results of operations.

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

We are currently party to a credit agreement with respect to a $1.0 billion revolving credit facility maturing in May 2022 (the “2015 Credit Facility”). Pursuant to a recent amendment to the 2015 Credit Facility, we have agreed to pledge all of our assets, including the equity interests of our subsidiaries.  In addition, this agreement includes restrictive covenants that may impact the way we manage our business and may limit our ability to secure significant additional financing in the future on favorable terms. Our ability to secure additional financing and satisfy our financial obligations will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available, at all or on reasonably acceptable terms.

We have indebtedness which could adversely affect our business and financial condition.

During the three months ended March 31, 2020, the Company borrowed $700 million under our 2015 Credit Facility. We intend to use this borrowing to reinforce our liquidity position and provide financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. We are subject to risks relating to our potential indebtedness that include:

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

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our 2015 Credit Facility allow us to incur additional debt subject to certain limitations and approvals; however, pursuant to a recent amendment to the 2015 Credit Facility, we have pledged our assets and the equity interests of our subsidiaries.  As a result, there is no assurance that additional financing will be available to us on terms favorable to us, if at all. In addition, if new debt is added to the then existing debt levels, the risks described above could intensify.

Our 2015 Credit Facility, as amended, requires us to meet certain financial covenants and imposes certain negative covenants on the Company and our operations.  The failure to meet these financial covenants and comply with these covenants could have a material adverse effect on our ability to operate our business, meet us.

We are party to a credit agreement providing for our 2015 Credit Facility, which facility was recently amended. The agreements that govern the 2015 Credit Facility contain various covenants, including those that limit our ability to, among other things:

•	Incur indebtedness;
•	Pay dividends on, redeem or repurchase our capital stock;
•	Effect share repurchases;
•	Enter into secured financing arrangements;
•	Enter into sale and leaseback transactions; and
•	Enter into unrelated businesses.

In addition, our 2015 Credit Facility requires that we meet certain financial tests, including a minimum liquidity threshold and/or leverage ratio test. These covenants may limit our ability to optimally operate our business. Any failure to comply with the restrictions of our credit facility may result in an event of default under the agreements governing such facility. Such default may allow the creditors to accelerate the debt incurred thereunder. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds (including periodic rollovers of existing borrowings).

In connection with the recent amendment and as collateral to secure our obligations under the 2015 Credit Facility, we have pledged, and granted security interests and liens in and on, substantially all of our respective tangible and intangible assets (including accounts receivable, contract rights and other general intangibles, intellectual property, inventory, equipment, goods, instruments and equity interests and other investment property, and intercompany indebtedness), in each case, subject to customary exceptions. These pledges and liens could limit our ability to obtain additional financing in the future.

Our financial results will fluctuate from quarter to quarter and are difficult to predict.

Our quarterly financial results have fluctuated in the past and will likely fluctuate in the future.  Additionally, we have limited operating history with the current scale of our business, which means it is difficult to forecast our financial results. As a result, you should not rely upon our quarterly financial results as indicators of future performance. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	Our ability to maintain and grow our user base and to increase user engagement;
•	Increase in marketing, sales and other operation expenses that we will incur to grow and expand our operations and to remain competitive;
•	Fluctuations in the marketing spend of our travel partners due to seasonality, episodic global or regional events (such as the COVID-19 pandemic) or other factors;
•	The pricing of our ads and other products;
•	User behavior or product changes that may reduce traffic to features or products that we successfully monetize;
•	System failure or outages, which would prevent us from serving ads for any period of time;
•	Breaches of security or privacy and the costs associated with any such breaches and remediation;
•	Fees paid to third parties for content or promotion of our products and services;
•	Adverse litigation judgments, settlement or other litigation related costs;
•	Changes in the legislative or regulatory environment, including with respect to privacy and data protection, or engagement by government regulators, including final orders or consent decrees;
•	The impact of changes in tax laws, which are recorded in the period enacted and may significantly affect our effective income tax rates and non-income taxes;
•	Tax obligations that may arise from resolutions of tax examinations, including the examinations we are currently under that may materially differ from the amounts we have anticipated;
•	Fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	Changes in U.S. generally accepted accounting principles; and
•	Changes in global business and macroeconomic conditions.

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

Due to the global nature of our business, we are subject to income taxes in the U.S. and other foreign jurisdictions. In the event we incur net income in certain jurisdictions but incur losses in other jurisdictions, we generally cannot offset the income from one jurisdiction with the loss from another. This lack of flexibility increases our effective income tax rate. Furthermore, significant judgment is required to calculate our worldwide provision for income taxes and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.

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

The income tax effects of the accounting for share-based compensation may significantly impact our effective income tax rate. In periods in which our stock price is higher than the grant-date price of the share-based compensation awards vesting in that period, we will recognize excess tax benefits that will decrease our tax provision. In periods in which our stock price is lower than the grant-date price of the share-based compensation awards vesting in that period, our tax provision will increase.

Application of U.S. state and local or international tax laws, changes in tax laws or tax rulings, or the examination of our tax positions, could materially affect our financial position and results of operations.

As an international business, we are subject to income taxes and non-income-based taxes in the U.S. and various other international jurisdictions.  Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, due to economic and political conditions, tax rates and tax regimes in various jurisdictions may be subject to significant change and the tax benefits that we intend to eventually derive could be undermined due to changing tax laws. Governments are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity, more aggressive positions taken by tax authorities and an increase in tax legislation.  Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

On March 27, 2020, the "CARES Act" was enacted. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment.  We anticipate that we may benefit from the temporary five-year net operating loss carryback provisions to generate a refund of previously paid income taxes, modifications to the net interest deduction limitations, the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100% tax bonus depreciation, and potentially other provisions within the CARES Act.

The OECD has been working on a Base Erosion and Profit Shifting Project, and issued the Action 1 report in 2015 to address the tax challenges arising from digitalization. Since then, the OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. As the OECD/G20 Inclusive Framework drives toward a consensus long-term solution, several countries have introduced unilateral digital service tax initiatives which impose new types of non-income taxes, including taxes based on a percentage of revenue.  The Company is monitoring certain U.S. states and countries in which we do business, such as France, Italy, Spain, and the U.K., which have enacted or proposed similar taxes that will be applicable or are likely to be applicable during 2020.  We recorded an estimate of $1 million for digital service tax to general and administrative expense on our unaudited condensed consolidated statement of operations during the three months ended March 31, 2020, however we continue to assess the financial impact of these new laws. Further, as additional U.S. states and countries introduce unilateral measures we will continue to monitor developments and determine the financial impact worldwide of these initiatives to the Company.

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

In addition, the taxing authorities in the U.S. and other jurisdictions where we do business regularly examine our income and other tax returns as well as the tax returns of Expedia, our former parent. The ultimate outcome of these examinations (including the IRS audit described below) cannot be predicted with certainty. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, we may be required to record charges to our operations, which could harm our operating results and financial condition.

Changes in the tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.

Due to the global nature of the internet, it is possible that various states or foreign countries might attempt to levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. For example, Congress is considering various approaches to legislation that would require companies engaged in e-commerce to collect sales tax on internet revenue and a growing number of U.S. states and certain foreign jurisdictions have adopted or are considering proposals to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf. Additionally, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair Inc., in which a Court reversed longstanding precedent that remote sellers are not required to collect state and local sales taxes, may have an adverse impact on our business. Also, as described in more detail above, certain U.S. states and countries in which we do business, such as France, Italy, Spain, and the U.K., have enacted or proposed digital services tax initiatives.  New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, occupancy, income and other taxes. We cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce. New or revised taxes and, in particular, sales taxes, occupancy taxes, value added taxes (“VAT”), and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.

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

We continue to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, we are currently under IRS audit for the 2009, 2010, and 2011 tax years. In connection with that audit, we received, in January 2017 and April 2019, Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years, which would result in an increase in our worldwide income tax expense. For the pre Spin-Off years, the proposed adjustments would result in an increase to our worldwide income tax expense in an estimated range totaling $15 million to $20 million after consideration of competent authority relief, exclusive of interest and penalties. The outcome of these matters or any other audits could subject us to significant tax liabilities.

We are subject to fluctuation in foreign currency exchange risk.

We conduct a significant and growing portion of our business outside the U.S. but report our results in U.S. dollars. As a result, we face exposure to movements in foreign currency exchange rates, particularly those related to the Euro, British pound, and Australian dollar. These exposures include, but are not limited to, re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur. For example, Brexit caused significant volatility in currency exchange rates, especially between the U.S. dollar and the British pound. Continued uncertainty regarding the final terms of Brexit may result in future exchange rate volatility. In addition, in the event that one or more European countries were to replace the Euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the Euro or the British pound, could adversely affect our net revenue growth in future periods.

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

Liberty Tripadvisor Holdings, Inc., or LTRIP, effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of our common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires separate class votes), including but not limited to, corporate transactions such as mergers, business combinations or dispositions of assets, the authorization or issuance of new equity or debt securities and determinations with respect to our business direction and policies. Our Chairman, Gregory Maffei, and Directors Greg O’Hara and Albert Rosenthaler, also serve as officers and directors of LTRIP. LTRIP may have interests that differ from those of our other stockholders and they may vote in a way with which our other stockholders may not agree or that may be adverse to other stockholders’ interests. LTRIP is not restricted from investing in other businesses involving or related to our business. LTRIP’s control of us, as well as the existing provisions of our organizational documents and Delaware law, may discourage or prevent a change of control that might otherwise be beneficial, which may reduce the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2020, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

          On January 31, 2018, Tripadvisor’s Board of Directors authorized up to $250 million of share repurchases. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program. This repurchase program has no expiration date but may be suspended or terminated by our Board of Directors at any time. While the Board of Directors has not suspended or terminated the share repurchase program, our Second Amendment currently prohibits the Company from engaging in share repurchases. Refer to “Note 14: Subsequent Events” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information about our Second Amendment.

A summary of information regarding our common stock repurchases during the first quarter of 2020 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate U.S. dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	1,264,653	$28.72	1,264,653	$153,251,195
February 1 to February 29	1,039,733	$23.79	1,039,733	$128,496,261
March 1 to March 31	2,403,064	$22.22	2,403,064	$75,042,077
Total	4,707,450		4,707,450

(1) Exclusive of fees and commission

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 5, 2020, Tripadvisor, Inc., a Delaware corporation (the “Company”), Tripadvisor Holdings, LLC, a Massachusetts limited liability company (“Holdings”), and Tripadvisor LLC, a Delaware limited liability company (“Tripadvisor”), entered into the Second Amendment (the “Second Amendment”), among the Company, Holdings, Tripadvisor, the other Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent, BofA Securities, Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., SunTrust Robinson Humphrey, Inc., and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., BMO Capital Markets Corp., BNP Paribas Securities Corp., SunTrust Robinson Humphrey, Inc. and U.S. Bank National Association, as Co-Syndication Agents; and Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Co-Documentation Agents. The Second Amendment modifies the Credit Agreement dated as of June 26, 2015 (as amended by the First Amendment dated May 12, 2017 and the Second Amendment, the “Amended Credit Agreement”), among the Company, Holdings, Tripadvisor, the other Borrowers from time to time party thereto, the Lenders from time to time party thereto, the Administrative Agent and the London Agent. All defined terms not otherwise defined herein shall have the meaning ascribed to them in the Amended Credit Agreement.

The Second Amendment, among other things:

•

suspends the leverage ratio covenant for each fiscal quarter ending after the effective date of the Second Amendment and ending prior to September 30, 2021 (or such earlier date as may be elected by the Company in its sole discretion) (such period, the “Leverage Covenant Holiday”);

•

adds a minimum liquidity covenant, which requires that the Company and its wholly owned subsidiaries to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity, which shall apply solely during the Leverage Covenant Holiday;

•

increases the interest rate margins applicable to revolving loans outstanding and increases the commitment fee on unused revolving commitments, in each case, during any period commencing with the effective date of the Second Amendment and through the Leverage Covenant Holiday; and

•	decreases the aggregate amount of revolving loan commitments available under the Second Amendment from $1.2 billion to $1.0 billion.

In connection with the Amendment and as collateral to secure the obligations of the Company and its subsidiaries under the Second Amendment, the Company and certain of its subsidiaries have pledged, and granted security interests and liens in and on, substantially all of their respective tangible and intangible assets (including accounts receivable, contract rights and other general intangibles, intellectual property, inventory, equipment, goods, instruments and equity interests and other investment property, and intercompany indebtedness), in each case, subject to customary exceptions. The foregoing pledges, security interests and liens will remain in effect until the Collateral Release Date (as defined in the Amendment).

The Second Amendment includes restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, repurchase shares, and make investments, dispositions, dividends and other payments, with certain exceptions as more specifically described in the Second Amendment.

The Second Amendment contains customary events of default. If an event of default occurs and is continuing, then, among other things, the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable and exercise rights and remedies against the collateral.

Except as amended by the Second Amendment, the remaining terms of the Credit Agreement remain in full force and effect. The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment referenced as Exhibit 10.8 to this Quarterly Report on Form 10-Q.

Effective May 8, 2020, the Company entered into an Amendment to Employment Agreement with respect to the Employment Agreement, effective November 9, 2015 (as previously amended, effective November 28, 2017, the “Employment Agreement”) of Ernst Teunissen, Chief Financial Officer and Senior Vice President, to, among other things:

-	Extend the term of Mr. Teunissen’s employment to May 31, 2022;

-

Provide for a target payment, to be paid in cash or shares of the Company’s common stock (in the Company’s sole discretion) (the “Target Payment”), upon the earliest to occur of (i) a termination of employment with the Company, other than for Cause or resignation for Good Reason (as such terms are defined in the Employment Agreement), (ii) a Change in Control as defined in the Company’s 2018 Stock and Annual Incentive Plan, and (iii) May 31, 2022. Such Target Payment shall be up to a maximum of $7 million but shall be reduced by the “Current Value” of all of Mr. Teunissen’s equity awards in the Company that vest on or after May 1, 2020 and prior to the calculation date of such Target Payment. Current Value will generally reflect the value of the equity awards described in the preceding sentence, as measured on the calculation date of such Target Payment, provided that shares of the Company’s common stock shall be ascribed a value of $34.10 per share if they trade above $34.10 for one entire trading day during the period described in the preceding sentence. Current Value shall be more specifically described in the Amendment.

Except as amended by the Amendment to Employment Agreement, the remaining terms of the Employment Agreement remain in full force and effect. Terms not otherwise defined herein shall have the meaning ascribed to them in the Amendment to Employment Agreement or the underlying Employment Agreement, as appropriate. The foregoing description of the Amendment to Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment to be filed as an Exhibit 10.9 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1+	Form of Option Agreement (Domestic)	X
10.2+	Form of Option Agreement (International)	X
10.3+	Form of Restricted Stock Unit Agreement (Domestic)	X
10.4+	Form of Restricted Stock Unit Agreement (International)	X
10.5+	Form of Restricted Stock Unit Agreement (French)	X
10.6+	Form of Restricted Stock Unit Agreement (Market-Based) (Domestic)	X
10.7+	Form of Restricted Stock Unit Agreement (Market-Based) (French)	X
10.8

Second Amendment, dated as of May 5, 2020, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC and other Subsidiary Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent, BofA Securities, Inc., BMP Capital Markets Corp., BNP Paribas Securities Corp., SunTrust Robinson Humphrey, Inc., and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., BMO Capital Markets Corp., BNP Paribas Securities Corp., SunTrust Robinson Humphrey, Inc. and U.S. Bank National Association, as Co-Syndication Agents; and Barclay’s Bank PLC, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Co-Documentation Agents.

			8-K	001-35362	10.1	5/7/20
10.9+	Second Amendment to Employment Agreement, dated as of May 8, 2020, between Tripadvisor, LLC and Ernst Teunissen	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+ Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tripadvisor, Inc.
By:	/s/ Ernst Teunissen
Ernst Teunissen
Chief Financial Officer

By:	/s/ Geoffrey Gouvalaris
Geoffrey Gouvalaris
Chief Accounting Officer

May 8, 2020