Form 10-Q
period 2020-06-30
TripAdvisor, Inc.
filed 2020-08-06
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at August 3, 2020
Common Stock, $0.001 par value per share	121,640,613 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended June 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue (Note 3)	$59	$422	$337	$798

Costs and expenses:
Cost of revenue (1)(2)	10	27	29	48
Selling and marketing (2)	54	180	179	357
Technology and content (2)	51	74	120	148
General and administrative (2)	43	45	94	88
Depreciation and amortization	32	30	64	61
Restructuring and other related reorganization costs (Note 10)	33	—	42	—
Total costs and expenses:	223	356	528	702
Operating income (loss)	(164)	66	(191)	96
Other income (expense):
Interest expense	(7)	(2)	(9)	(3)
Interest income	1	5	2	9
Other income (expense), net (Note 14)	(9)	(1)	(9)	(1)
Total other income (expense), net	(15)	2	(16)	5
Income (loss) before income taxes	(179)	68	(207)	101
(Provision) benefit for income taxes (Note 9)	26	(34)	38	(41)
Net income (loss)	$(153)	$34	$(169)	$60

Earnings (loss) per share attributable to common stockholders (Note 4):
Basic	$(1.14)	$0.24	$(1.25)	$0.43
Diluted	$(1.14)	$0.24	$(1.25)	$0.43
Weighted average common shares outstanding (Note 4):
Basic	134	139	135	139
Diluted	134	141	135	141

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$1	$2	$1	$4
Amortization of website development costs included in depreciation	17	15	34	32
	$18	$17	$35	$36

(2) Includes stock-based compensation expense as follows (Note 5):
Cost of revenue	$—	$—	$1	$—
Selling and marketing	$4	$6	$7	$11
Technology and content	$9	$14	$20	$27
General and administrative	$12	$12	$23	$22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(153)	$34	$(169)	$60
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	11	(1)	(6)	(3)
Reclassification adjustment for net losses included in net income (loss)	1	—	1	—
Total other comprehensive income (loss), net of tax	12	(1)	(5)	(3)
Comprehensive income (loss)	$(141)	$33	$(174)	$57

(1)	The deferred income tax liability related to foreign currency translation adjustments is not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$698	$319
Accounts receivable and contract assets, net of allowance for credit losses of $32 and $25, respectively (Note 2, Note 3)	74	183
Income taxes receivable	55	4
Prepaid expenses and other current assets	26	27
Total current assets	853	533
Property and equipment, net of accumulated depreciation of $347 and $319, respectively	259	270
Operating lease right-of-use assets	63	74
Intangible assets, net of accumulated amortization of $184 and $173, respectively	95	110
Goodwill (Note 7)	837	840
Deferred income taxes, net	6	7
Non-marketable investments (Note 6)	41	55
Other long-term assets, net of allowance for credit losses of $5 and $0, respectively	95	95
TOTAL ASSETS	$2,249	$1,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13	$11
Deferred merchant payables	57	159
Deferred revenue (Note 3)	38	62
Accrued expenses and other current liabilities (Note 10)	141	203
Total current liabilities	249	435
Long-term debt (Note 8)	700	—
Deferred income taxes, net	13	8
Other long-term liabilities	375	380
Total Liabilities	1,337	823

Commitments and contingencies (Note 11)
Stockholders’ equity: (Note 12)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 140,412,251 and 138,698,307, respectively
Shares outstanding: 121,567,637 and 124,581,773, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,193	1,150
Retained earnings	509	681
Accumulated other comprehensive income (loss)	(68)	(63)
Treasury stock-common stock, at cost, 18,844,614 and 14,116,534 shares, respectively	(722)	(607)
Total Stockholders’ Equity	912	1,161
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,249	$1,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended June 30, 2020
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of March 31, 2020	140,109,681	$—	12,799,999	$—	$1,167	$662	$(80)	(18,823,984)	$(722)	$1,027
Net income (loss)						(153)				(153)
Other comprehensive income (loss)							12			12
Issuance of common stock related to exercises of options and vesting of RSUs	302,570	—			—					—
Withholding taxes on net share settlements of equity awards					(3)					(3)
Stock-based compensation					29					29
Other								(20,630)	—	—
Balance as of June 30, 2020	140,412,251	$—	12,799,999	$—	$1,193	$509	$(68)	(18,844,614)	$(722)	$912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Six months ended June 30, 2020
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2019	138,698,307	$—	12,799,999	$—	$1,150	$681	$(63)	(14,116,534)	$(607)	$1,161
Net income (loss)						(169)				(169)
Cumulative effect adjustment from adoption of new accounting guidance (Note 2)						(3)				(3)
Other comprehensive income (loss)							(5)			(5)
Issuance of common stock related to exercises of options and vesting of RSUs	1,713,944	—			—					—
Repurchase of common stock (Note 12)								(4,707,450)	(115)	(115)
Withholding taxes on net share settlements of equity awards					(17)					(17)
Stock-based compensation					60					60
Other								(20,630)	—	—
Balance as of June 30, 2020	140,412,251	$—	12,799,999	$—	$1,193	$509	$(68)	(18,844,614)	$(722)	$912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended June 30, 2019
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of March 31, 2019	138,256,630	$—	12,799,999	$—	$1,046	$1,072	$(64)	(12,056,688)	$(547)	$1,507
Net income (loss)						34				34
Other comprehensive income (loss)							(1)			(1)
Issuance of common stock related to exercises of options and vesting of RSUs	268,528	—			1					1
Withholding taxes on net share settlements of equity awards					(4)					(4)
Stock-based compensation					38					38
Balance as of June 30, 2019	138,525,158	$—	12,799,999	$—	$1,081	$1,106	$(65)	(12,056,688)	$(547)	$1,575

	Six months ended June 30, 2019
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2018	137,158,010	$—	12,799,999	$—	$1,037	$1,043	$(62)	(12,056,688)	$(547)	$1,471
Net income (loss)						60				60
Cumulative effect adjustment from adoption of new accounting guidance						3				3
Other comprehensive income (loss)							(3)			(3)
Issuance of common stock related to exercises of options and vesting of RSUs	1,367,148	—			1					1
Withholding taxes on net share settlements of equity awards					(26)					(26)
Stock-based compensation					69					69
Balance as of June 30, 2019	138,525,158	$—	12,799,999	$—	$1,081	$1,106	$(65)	(12,056,688)	$(547)	$1,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six months ended June 30,
	2020	2019
Operating activities:
Net income (loss)	$(169)	$60
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	64	61
Stock-based compensation expense (Note 5)	51	60
Deferred income tax expense	6	17
Provision for expected credit losses and other, net	24	6
Changes in operating assets and liabilities, net of effects from acquisitions and other investments:
Accounts receivable and contract assets, prepaid expenses and other assets	95	(61)
Accounts payable, accrued expenses and other liabilities	(46)	(1)
Deferred merchant payables	(100)	183
Income tax receivables/payables, net	(50)	3
Deferred revenue	(23)	35
Net cash provided by (used in) operating activities	(148)	363

Investing activities:
Capital expenditures, including internal-use software and website development	(36)	(38)
Purchases of marketable securities	—	(69)
Maturities of marketable securities	—	20
Other investing activities, net	2	—
Net cash used in investing activities	(34)	(87)

Financing activities:
Repurchase of common stock (Note 12)	(115)	—
Proceeds from 2015 credit facility (Note 8)	700	—
Payment of financing costs from 2015 credit facility (Note 8)	(4)	—
Proceeds from exercise of stock options	—	1
Payment of withholding taxes on net share settlements of equity awards	(17)	(26)
Payments of finance lease obligation	(3)	(3)
Net cash provided by (used in) financing activities	561	(28)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2)
Net increase in cash, cash equivalents and restricted cash	379	246
Cash, cash equivalents and restricted cash at beginning of period	319	655
Cash, cash equivalents and restricted cash at end of period	$698	$901

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

Under our flagship brand, Tripadvisor, we launched www.Tripadvisor.com in the U.S. in 2000. Since then, we have launched localized versions of the Tripadvisor website in 48 markets and 28 languages worldwide. Tripadvisor features 867 million reviews and opinions on 8.7 million places to stay, places to eat and things to do – including 1.5 million hotels, inns, B&Bs and specialty lodging, 786,000 rental properties, 4.6 million restaurants, 1.3 million travel activities and experiences worldwide, 500,000 airlines, and 30,000 cruises. Tripadvisor’s rich content and engaged community attract the world’s largest travel audience, based on monthly unique visitors, including 463 million average monthly unique visitors in the third quarter of 2019 during the peak summer travel season.

In addition to the flagship Tripadvisor brand, we own and operate a portfolio of travel media brands and businesses, operating under various websites, including the following: www.bokun.io, www.cruisecritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.bookatable.co.uk, and www.delinski.com), www.helloreco.com, www.holidaylettings.co.uk, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.seatguru.com, www.singleplatform.com, www.vacationhomerentals.com, and www.viator.com.

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

As of June 30, 2020, Liberty TripAdvisor Holdings, Inc. (“LTRIP”) beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 14.9% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 23.0% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share,

LTRIP may be deemed to beneficially own equity securities representing 58.6% of our voting power. We had no related party transactions with LTRIP during the three and six months ended June 30, 2020 and 2019, respectively.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business disruptions and adversely impact our results of operations. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Risks and Uncertainties

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic. We are subject to risks and uncertainties as a result of the COVID-19 pandemic. COVID-19 has caused material declines in demand within the travel, hospitality, restaurant, and leisure industry. The pandemic’s proliferation, concurrent with travel bans, increased governmental restrictions and mandates globally, to limit the spread of the virus, has dampened consumer demand for our products and services, which has adversely and materially affected our business, results of operations and financial condition. We believe the travel industry and our business will continue to be adversely and materially affected while travel bans and other government restrictions and mandates continue to remain in place. However, the extent of the impact of the COVID-19 pandemic on our business remains highly uncertain and difficult to predict, as the response to the pandemic continues to be ongoing and shifting as information is rapidly evolving, and the duration and severity of the pandemic are also uncertain and cannot be predicted. In addition, we do not have visibility into when these bans will be lifted, where additional bans may be initiated, or where bans that have been previously lifted are reinstated due to resurgence of virus, nor do we have visibility into the changes to consumer usage patterns on our platform or travel behavior patterns when travel bans and other government restrictions and mandates are fully lifted.

Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a protracted local and/or global economic recession. Such economic disruption could have a material adverse effect on our business as consumers reduce their discretionary spending. Policymakers around the globe have responded with fiscal policy actions to support certain areas of the travel industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The Company's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding accounts receivable amounts beyond normal payment terms, travel supplier and restaurant insolvencies, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by the Company and its customers. As of the date of issuance of these unaudited condensed consolidated financial statements, the extent and duration to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations in the future continues to be uncertain.

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore our revenue and profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. Significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

In addition, due to the impact of COVID-19 to our business, we did not experience our typical seasonal pattern for revenue and profit during the three months ended June 30, 2020. In addition, cash outflows to travel suppliers related to deferred merchant payables significantly exceeded cash received from travelers during the first six months of 2020, reflecting the decline in consumer demand for our products and cancellations of reservations related to COVID-19, contributing significantly to unfavorable working capital trends and material negative operating cash flow during the six months ended June 30, 2020. It is difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the extent and duration of the impact from COVID-19 and the shape and timing of a recovery.

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

Recently Adopted Accounting Pronouncements

Credit Losses

In June 2016, the FASB issued new accounting guidance which replaces the incurred loss impairment model with an expected loss methodology on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, notes receivable, and available-for-sale debt securities. For financial assets measured at amortized cost, this new guidance requires an entity to: (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected; (2) recognize this allowance and changes in the allowance during subsequent periods through net income; and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this new guidance made several targeted amendments to the existing other-than-temporary impairment model, including: (1) requiring disclosure of the allowance for credit losses; (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities; (3) limiting impairment to the difference between the amortized cost basis and fair value; and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 on January 1, 2020, using a modified retrospective transition method for all financial assets measured at amortized cost, which requires a cumulative-effect adjustment of initial application, if any, to be recognized on the date of adoption. The cumulative-effect adjustment recorded by the Company on January 1, 2020 to retained earnings on its unaudited condensed consolidated balance sheet was $3 million. Financial results for reporting periods beginning after January 1, 2020 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous GAAP. During the three and six months ended June 30, 2020, the impact of adopting the expected credit loss model was not material to the Company. Credit loss estimates on accounts receivable are recorded in general and administrative expenses on our unaudited condensed consolidated statement of operations. Credit loss estimates on available-for-sale debt securities are recorded in interest expense on our unaudited condensed consolidated statement of operations. The Company has updated its significant accounting policies as described below as of January 1, 2020.

Accounts Receivable and Allowance for Credit Losses. The Company historically recorded an allowance for doubtful accounts using the incurred loss model. Upon adoption of ASC 326, the Company transitioned to the “expected credit loss” methodology in estimating its allowance for credit losses.

We apply the “expected credit loss” methodology by first assessing our historical losses based on credit sales and then adding in an assessment of expected changes in the foreseeable future, whether positive or negative, to the Company’s ability to collect its outstanding accounts receivables, or the expectation for future losses. The Company develops its expectation for future losses by assessing the profiles of its customers using their historical payment patterns, any known changes to those customers’ ability to fulfill their payment obligations, and assessing broader economic conditions that may impact our customers’ ability to pay their obligations.  Where appropriate, the Company performs this analysis using a portfolio approach. Portfolios comprise customers with similar characteristics and payment history, and we have concluded that the aggregation of these customers into various portfolios does not produce a result that is materially different from considering the affected customers individually. Customers are assigned internal credit ratings, as determined by the Company, based on our collection profiles. Customers whose outstanding obligations are less likely to experience a credit loss are assigned a higher internal credit rating, and those customers whose outstanding obligations are more likely to experience a credit loss are assigned a lower credit rating.  We recognize a greater credit loss allowance on the accounts receivable due from those customers in the lower credit tranche, as determined by the Company. When the Company becomes aware of facts and circumstances affecting an individual customer, it also takes that specific customer information into account as part of its calculation of expected credit losses.

The Company's exposure to credit losses may increase if our customers are adversely affected by changes in macroeconomic pressures or uncertainty associated with local or global economic recessions, including the economic impact to our customers associated with COVID-19, or other customer-specific factors.

Available-for-sale debt securities. The Company's investment portfolio at any point in time may contain investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash and term deposits, and money market funds. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the expected credit loss risk by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of June 30, 2020, the Company had no available-for-sale-debt securities.

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
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, we satisfy a performance obligation

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the three and six months ended June 30, 2020 and 2019 related to performance obligations satisfied in prior periods, respectively. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing. The application of our revenue recognition policies and a description of our principal activities, organized by segment, from which we generate our revenue, are presented below.

Hotels, Media & Platform Segment

Tripadvisor-branded Hotels Revenue. Our largest source of Hotels, Media & Platform segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly OTAs and hotels. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, also known as hotel auction revenue, where our travel partner CPC bids for rates and availability to be listed on our site are submitted.  When a CPC bid is submitted, the partner agrees to pay us the bid amount each time a traveler clicks on the link to that partner’s websites. Bids can be submitted periodically – as often as daily – on a property-by-property basis. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

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

We also offer travel partners the opportunity to advertise and promote their business through hotel sponsored placements on our websites. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that our travel partners pay are based on a pre-determined contractual rate. We record this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as our performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service. To a lesser extent, we generate revenue from our cost-per-action, or “CPA” model, which consists of contextually-relevant booking links to our travel partners’ websites which are advertised on our platform. We earn a commission from our travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers and we act as an agent under ASC 606. Our performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as we have no post-booking service obligations. Revenue recognized under the CPA model requires an estimate of the impact of cancellations using historical cancellation rates at the time of booking. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay.

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

In addition, Other also includes revenue generated from flights, cruises, and car offerings on Tripadvisor, which primarily includes click-based advertising and display-based advertising revenue. The performance obligations, timing of customer payments for these brands, and methods of revenue recognition are generally consistent with click-based advertising and display-based advertising revenue, as described above.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Major products/revenue sources (1):	(in millions)
Hotels, Media & Platform
Tripadvisor-branded hotels	$31	$211	$168	$427
Tripadvisor-branded display and platform	7	43	39	81
Total Hotels, Media & Platform	38	254	207	508

Experiences & Dining	14	125	97	206
Other (2)	7	43	33	84
Total Revenue	$59	$422	$337	$798
(1)	Our revenue is recognized primarily at a point in time for all reported segments.

(2)	Other consists of the combination of our Rentals, Flights & Car, Cruises, and Tripadvisor China business units and does not constitute a reportable segment.

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers (in millions):

	June 30, 2020	December 31, 2019
Accounts receivable	69	176
Contract assets	5	7
Total	$74	$183

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction.  During the three and six months ended June 30, 2020, we recorded approximately $7 million and $10 million, respectively, of incremental allowance for expected uncollectible amounts of accounts receivable and contract assets, when compared to the same periods in 2019, respectively, including estimated future losses in consideration of the impact of COVID-19 pandemic on the economy and the Company. Actual future bad debt could differ materially from this estimate resulting from changes in our assumptions of the duration and severity of the impact of the COVID-19 pandemic.

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheets. As of January 1, 2020, we had $62 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $12 million and $44 million were recognized as revenue and $4 million and $10 million were refunded due to cancellations by travelers during the three and six months ended June 30, 2020, respectively. As of January 1, 2019, we had $63 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $12 million and $46 million were recognized as revenue and $1 million and $2 million were refunded due to cancellations by travelers during the three and six months ended June 30, 2019, respectively. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the three and six months ended June 30, 2020 and 2019 related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic continues, we may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations and tour bookings, which have been reserved by travelers and recorded as deferred revenue on our consolidated balance sheet as of June 30, 2020 and December 31, 2019.

NOTE 4: EARNINGS PER SHARE

Basic Earnings Per Share Attributable to Common Stockholders

We compute basic earnings per share, or Basic EPS, by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute the weighted average number of common shares outstanding during the reporting period using the total of common stock and Class B common stock outstanding as of the last day of the previous year end reporting period plus the weighted average of any additional shares issued and outstanding less the weighted average of any common shares repurchased during the reporting period.

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

In periods of a net loss, common equivalent shares are excluded from the calculation of Diluted EPS as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the three and six months ended June 30, 2020, Diluted EPS is the same as Basic EPS, since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(153)	$34	$(169)	$60
Denominator:
Weighted average shares used to compute Basic EPS	134,213	139,070	135,227	138,744
Weighted average effect of dilutive securities:
Stock options	—	187	—	296
RSUs/MSUs	—	1,548	—	1,997
Weighted average shares used to compute Diluted EPS	134,213	140,805	135,227	141,037
Basic EPS	$(1.14)	$0.24	$(1.25)	$0.43
Diluted EPS	$(1.14)	$0.24	$(1.25)	$0.43

Potential common shares, consisting of outstanding stock options, service and performance-based restricted stock units (“RSUs”) and market-based restricted stock units (“MSUs”), totaling approximately 14.2 million shares and 15.6 million shares for the three and six months ended June 30, 2020, respectively, and approximately 6.1 million shares and 4.8 million shares for the three and six months ended June 30, 2019, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of certain performance-based awards of approximately 0.7 million shares for both the three and six months ended June 30, 2020, respectively, and approximately 0.5 million shares for both the three and six months ended June 30, 2019, respectively, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

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

NOTE 5: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Cost of revenue	$—	$—	$1	$—
Selling and marketing	4	6	7	11
Technology and content	9	14	20	27
General and administrative	12	12	23	22
Total stock-based compensation expense	25	32	51	60
Income tax benefit from stock-based compensation	(5)	(8)	(12)	(14)
Total stock-based compensation expense, net of tax	$20	$24	$39	$46

We capitalized $4 million and $8 million of stock-based compensation expense as internal-use software and website development costs during the three and six months ended June 30, 2020, respectively, and $5 million and $9 million during the three and six months ended June 30, 2019, respectively.

Stock-Based Award Activity and Valuation

2020 Stock Option Activity

A summary of our stock option activity, consisting primarily of service-based non-qualified stock options, during the six months ended June 30, 2020, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2019	6,017	$50.27
Granted	1,095	25.38
Exercised	(2)	17.08
Cancelled or expired	(732)	46.74
Options outstanding at June 30, 2020	6,378	$46.42	5.8	$—
Exercisable as of June 30, 2020	3,630	$55.30	3.9	$—
Vested and expected to vest after June 30, 2020 (1)	6,378	$46.42	5.8	$—

(1)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of June 30, 2020 was $19.01. The total intrinsic value of stock options exercised for the six months ended June 30, 2020 and 2019 was not material and $2 million, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Six months ended
	June 30,
	2020	2019
Risk free interest rate	1.18%	2.42%
Expected term (in years)	5.30	5.19
Expected volatility	43.13%	42.17%
Expected dividend yield	— %	— %
Weighted-average grant date fair value	$10.11	$21.80

The total fair value of stock options vested was $11 million and $10 million for the six months ended June 30, 2020 and 2019, respectively.

2020 RSU Activity

A summary of our RSU activity during the six months ended June 30, 2020 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2019	8,469	$45.42
Granted	4,834	25.20
Vested and released (1)	(2,397)	47.67
Cancelled	(2,858)	38.00
Unvested RSUs outstanding as of June 30, 2020	8,048	$34.96	$153

(1)   Inclusive of 628,545 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the Tripadvisor, Inc. 2018 Stock and Annual Incentive Plan (the “2018 Plan”) and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

On May 8, 2020, the Company entered into an amended employment agreement (“Amendment”) with Ernst Teunissen, the Company’s Chief Financial Officer and Senior Vice President. The Amendment, among other things, provides for a target payment (“Bonus Award”) in an amount equal to the difference between a maximum payment of $7 million and the aggregate intrinsic value of Mr. Teunissen’s RSU and stock options that vest between May 1, 2020 and May 31, 2022 (the “Target Period”), as measured using the average market price of the Company’s common stock for ten trading days immediately prior to May 31, 2022. On a quarterly basis, management estimates the Bonus Award and accrues this amount ratably over the Target Period. As of June 30, 2020, this amount is classified in other long-term liabilities on the unaudited condensed consolidated balance sheet, and is not material. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

On May 27, 2020, the Compensation Committee of the Board of Directors, approved a modification to the Company’s annual RSU grant issued to its employees in the first quarter of 2020, which consisted of reducing the original grant-date vesting period from four years to two years. This modification resulted in the acceleration and recognition of an additional $10 million of stock-based compensation expense during the three months ended June 30, 2020, given the modified vesting term. There was no change to the original fair value of the impacted RSUs as a result of this modification. This modification did not apply to the RSU grant to Mr. Teunissen in light of the separate arrangement, as described above.

A summary of our MSU activity during the six months ended June 30, 2020 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2019	389	$40.99
Granted (1)	133	28.15
Vested and released	―	―
Cancelled	(24)	58.63
Unvested MSUs outstanding as of June 30, 2020	498	$36.71	$9

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

Total current income tax benefits associated with the exercise or settlement of Tripadvisor stock-based awards held by our employees was $1 million and $13 million during the three and six months ended June 30, 2020, respectively, and $3 million and $22 million during the three and six months ended June 30, 2019, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at June 30, 2020 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs/MSUs
Unrecognized compensation expense	$29	$212
Weighted average period remaining (in years)	2.7	2.1

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

Cash Equivalents and Marketable Securities

The following table shows our cash equivalents and marketable securities that are measured at fair value on a recurring basis and were categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheet as of June 30, 2020 (in millions).

	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
Level 2:
Term deposits	$115	$115	$115
Total	$115	$115	$115
(1)	Unrealized gains or losses related to our cash equivalents were not material.

Our cash and cash equivalents consist of cash and term deposits on hand in global financial institutions with maturities of 90 days or less at the date of purchase. We had no outstanding investments classified as either short-term or long-term marketable securities, as of June 30, 2020 and December 31, 2019, respectively, and no material realized gains or losses related to the sales of any marketable securities during and for the three and six months ended June 30, 2020 and 2019.

We classify our cash equivalents and marketable securities within Level 1 and Level 2 as we value these financial instruments using quoted market prices (Level 1) or alternative pricing sources (Level 2). The valuation technique we use to measure the fair value of money market funds is derived from quoted prices in active markets for identical assets or liabilities. Fair values for Level 2 investments are considered “Level 2” valuations because they are obtained from independent pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Our procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from our independent pricing services against fair values obtained from another independent source.

Derivative Financial Instruments

We use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows. For the three and six months ended June 30, 2020 and 2019, respectively, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts are carried at fair value on our unaudited condensed consolidated balance sheets. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statement of operations which was not material for the three months ended June 30, 2020. We recorded a net gain of $1 million for the six months ended June 30, 2020 related to our forward contracts. These amounts were not material for both the three and six months ended June 30, 2019, respectively.

The following table shows the notional principal amounts of our outstanding derivative instruments as of the periods presented:

	June 30, 2020	December 31, 2019
	(in millions)
Foreign currency exchange - forward contracts (1) (2)	$—	$10

(1)

Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. The Company had no outstanding derivative contracts as of June 30, 2020 and one outstanding derivative contract as of December 31, 2019. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.

(2)	The fair value of our outstanding derivative as of December 31, 2019 was not material.

Counterparties to our outstanding forward contracts consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We had not entered into any cash flow, fair value or net investment hedges as of June 30, 2020 or December 31, 2019.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include accounts receivable and contract assets, accounts payable, deferred merchant payables, accrued expenses and other current liabilities, and long-term debt. The carrying amount of these financial instruments, with the exception of long-term debt, approximate their fair value because of the short maturity of these instruments as reported on our unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. The carrying value of long-term debt from our 2015 Credit Facility bears interest at a variable rate, and therefore is also considered to approximate its fair value.

The Company did not have any material assets or liabilities measured at fair value on a recurring basis using the Level 3 unobservable inputs at both June 30, 2020 and December 31, 2019.

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

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd, which is majority owned by

Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company determined it has the ability to exercise significant influence over the investee, and therefore recorded an equity method investment with a carrying value of $39 million and $41 million as of June 30, 2020 and December 31, 2019, respectively, and is included in non-marketable investments on our unaudited condensed consolidated balance sheet. Due to the COVID-19 pandemic, we performed a qualitative assessment to evaluate whether our equity investment is impaired. During the three and six months ended June 30, 2020, we did not record any impairment loss on this equity investment.

Investments in Privately-Held Companies

We hold investments in equity securities of privately-held companies, which are typically at an early stage of the business cycle and do not have a readily determinable fair value. As of June 30, 2020 and December 31, 2019, the total carrying value of our investments was $2 million and $14 million, respectively, and included in non-marketable investments on our unaudited condensed consolidated balance sheet. During the three months ended June 30, 2020, the Company redeemed an existing equity investment in a privately-held company with a carrying value of $10 million in return for a collateralized note receivable for the same amount. Refer to section entitled “Other Long-Term Assets” below for additional information.

Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. During the three and six months ended June 30, 2020 and 2019, we did not record any impairment loss on these equity investments or note any observable price change indicators.

Other Long-Term Assets

During the three months ended June 30, 2020, the Company was issued collateralized notes (the “Notes Receivable”) with a total principal amount of $20 million from a privately-held company, in exchange for an existing equity investment held in the investee by the Company, and other-long term receivables, net, which the Company held due from the same investee. Refer to the section entitled “Investments in Privately-Held Companies” above for further information.  The Company classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due in 5 years and remaining 50% due in 10 years from issuance date. The Company recorded a $3 million allowance for credit loss under ASC 326 during the three months ended June 30, 2020 in other income (expense), net on the unaudited condensed consolidated statement of operations, related to the Notes Receivable. As of June 30, 2020, the carrying value of the Notes Receivable was $14 million, net of accumulated allowance for credit losses, and is classified in other long-term assets on our unaudited condensed consolidated balance sheet at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

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

The Company reorganized its reporting units pursuant to an internal restructuring during the three months ended June 30, 2020. Following the internal restructuring changes, our legacy Dining and Flights/Cruises/Car reporting units were reorganized into four new distinct reporting units: (1) TheFork, (2) Tripadvisor Restaurants, (3) Flights & Car, and (4) Cruises, for the purposes of goodwill impairment testing. As a result, we first performed a qualitative assessment on our historical Dining and Flights/Cruise/Car reporting units prior to implementing the revised reporting unit structure and determined that it was more likely than not that the fair value of these reporting units was greater than the carrying value; which was consistent with our conclusion in the fourth quarter of 2019. We then performed a goodwill impairment test for each of the new reporting units using a quantitative assessment. We concluded the estimated fair values were in excess of the carrying values for each of the four new reporting units. We also performed sensitivity analyses, such as calculating estimated fair values using different rates for the weighted-average cost of capital and long-term rates of growth in the income approach and different revenue/income multiples in our market approach and the estimated fair values remained in excess of the carrying values. Therefore, no indications of impairment were identified as a result of these changes as of June 30,

2020. In addition, as a result of internal restructuring and the sale of its SmarterTravel business during the second quarter of 2020, our SmarterTravel reporting unit no longer exists. The sale of this business was not a material disposition. This change in reporting units had no impact on the composition of our operating segments, or the information that the CODM reviews to evaluate the financial performance of the Company’s operating segments.

In addition, the Company conducted a thorough evaluation of relevant events and circumstances that could have impacted the fair value of each of our historical reporting units as of June 30, 2020. As part of this evaluation, it was noted that as of June 30, 2020 the Company’s market capitalization remained in excess of its book value. The Company also observed our most recently completed goodwill impairment analyses indicated significant excess fair values over carrying values across the different reporting units. In addition, the Company considered the change to reporting unit carrying values since the fourth quarter of 2019, and also performed targeted sensitivity analysis on previous assessments, which included applying hypothetical rate increases to the weighted-average cost of capital used in our income approach analyses given the current COVID-19 environment, and the estimated fair values remained in excess of the carrying values. Based on such evaluation, we do not believe it is more likely than not that the fair values of our reporting units are below their respective carrying values as of June 30, 2020. However, we believe the passage of time will provide new information regarding the expected duration and severity of impacts of COVID-19 on the economy as a whole and to our business. The Company’s forecasting process in a COVID-19 environment is resulting in unprecedented challenges, given we are unable to predict the expected duration and severity of impacts of COVID-19 on the Company’s business. Accordingly, we believe all of our reporting units are at an elevated risk for impairment in future periods. A prolonged decline in the outlook for future revenue and cash flows or other factors, related to COVID-19 or other events, could result in a determination that a non-cash impairment adjustment is required, which could be material. The Company will continue to monitor events and circumstances that may affect the fair value or carrying value of our reporting units.

The following table summarizes our goodwill activity by reportable segment for the period presented:

	Hotels, Media & Platform	Experiences & Dining	Other (4)	Total
	(in millions)
Balance as of December 31, 2019	$405	$333	$102	$840
Re-allocation of goodwill (1)	2	—	(2)	—
Disposition (2)	—	—	(6)	(6)
Other adjustments (3)	—	6	(3)	3
Balance as of June 30, 2020	$407	$339	$91	$837
(1)	Re-allocation of goodwill as a result of changes to reporting units related to internal restructuring.
(2)	Disposition relates to the sale of our SmarterTravel business.
(3)	Other adjustments primarily relate to an immaterial business acquisition in our Experiences & Dining segment and foreign currency translation on goodwill.
(4)	Other consists of the combination of our Rentals, Flights & Car, Cruises, and Tripadvisor China business units and does not constitute a reportable segment.

NOTE 8: DEBT

2015 Credit Facility

In June 2015, we entered into a five year credit agreement with a group of lenders which, among other things, provided for a $1 billion unsecured revolving credit facility (the “2015 Credit Facility”). On May 12, 2017, the 2015 Credit Facility was amended to, among other things, (i) increase the aggregate amount of revolving loan commitments available from $1.0 billion to $1.2 billion; and (ii) extend the maturity date of the 2015 Credit Facility from June 26, 2020 to May 12, 2022 (the “First Amendment”). On May 5, 2020, we amended our 2015 Credit Facility (“Second Amendment”) to, among other things, suspend the leverage ratio covenant on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 (or such earlier date as elected by the Company), and replacing it with a minimum liquidity covenant, or the Leverage Covenant Holiday, that requires us to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity, which will apply only during the Leverage Covenant Holiday, provide collateral to secure the obligations under the agreement, as well as downsizing its capacity to $1.0 billion from $1.2 billion. No change was made to the existing maturity date of the 2015 Credit Facility of May 12, 2022. The Company may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pounds. In addition, our 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of June 30, 2020, we had outstanding borrowings of $700 million classified as long-term debt on our unaudited condensed consolidated balance sheet and issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

During March 2020, the Company borrowed $700 million from the 2015 Credit Facility. These funds were drawn down as a precautionary measure to reinforce our liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. For the timeframe for which the leverage ratio covenant is suspended, any outstanding or future borrowings under the 2015 Credit Facility will bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. We are required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of June 30, 2020, the Company was borrowing at an interest rate of 3.25% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically, and our unused revolver capacity was subject to a commitment fee of 0.5%.

For the three and six months ended June 30, 2020, we recorded total interest expense and commitment fees on our 2015 Credit Facility of $5 million and $6 million, respectively, to interest expense on our unaudited condensed consolidated statements of operations. For both the three and six months ended June 30, 2019, we recorded total interest expense and commitment fees on our 2015 Credit Facility of $1 million to interest expense on our unaudited condensed consolidated statements of operations. As of December 31, 2019, the Company had no outstanding borrowings under the 2015 Credit Facility. All unpaid interest and commitment fee amounts as of June 30, 2020 and December 31, 2019 were not material.

In connection with the Second Amendment, we incurred additional lender fees and debt financing costs totaling $4 million during the three months ended June 30, 2020, which were capitalized as deferred financing costs and recorded to other long-term assets on the unaudited consolidated balance sheet. These costs will be amortized over the remaining term of the 2015 Credit Facility, using the effective interest rate method, and recorded to interest expense on our unaudited condensed consolidated statements of operations. The resulting write down of previous deferred financing costs incurred from the First Amendment as a result of the Second Amendment was not material.

There is no specific repayment date prior to the maturity date for any borrowings under this credit agreement. We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Second Amendment also prohibits the Company from repurchasing shares of its common stock and paying dividends, among other restrictions, during the Leverage Covenant Holiday. In connection with the Second Amendment and as collateral to secure the obligations, the Company and certain subsidiaries have pledged, and granted security interests and liens in and on, substantially all of their assets. The 2015 Credit Facility also requires us to maintain a minimum liquidity covenant and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. As of June 30, 2020 and December 31, 2019, we were in compliance with our debt covenants.

 Chinese Credit Facility

We were party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility”) as of December 31, 2019. In June 2020, the Company terminated this credit facility. We had no outstanding borrowings under this credit facility at the time of termination or at December 31, 2019.

Issuance of Senior Notes

On July 9, 2020, the Company completed the sale of $500 million aggregate principal amount of 7.000% senior notes due July 15, 2025 (the "Senior Notes") in a private offering. The Senior Notes were issued pursuant to an Indenture, dated July 9, 2020, among the Company, the Guarantors and Wilmington Trust, National Association, as trustee (the “Indenture”). The Indenture provides, among other things, that interest will be payable on the Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2021, until their maturity date of July 15, 2025. The Senior Notes are senior unsecured obligations of the Company and are guaranteed by each of its domestic subsidiaries that guarantees the Company’s 2015 Credit Facility. Subsequently, in July 2020, the Company used all the net proceeds from the Senior Notes, or $490 million, net of approximately $10 million in debt issuances costs, to repay a portion of our 2015 Credit Facility borrowings that existed as of June 30, 2020.  Refer to “Note 15: Subsequent Events” for information about the Senior Notes.

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

We had income tax benefits of $26 million and $38 million for the three and six months ended June 30, 2020, respectively, and income tax expense of $34 million and $41 million for the three and six months ended June 30, 2019, respectively. The decrease in our income tax expense during the three and six months ended June 30, 2020, when compared to the same periods in 2019, was primarily due to pretax losses incurred during both the three and six months ended June 30, 2020, respectively, and a tax benefit of $5 million and $19 million during the three and six months ended June 30, 2020, respectively, from the tax rate differential in tax years applicable to U.S. loss carryforwards that became eligible for carryback under the CARES Act enacted in March 2020, offset by an increase in the recognition of stock-based compensation shortfalls related to the decline in the Company’s stock price during both the three and six months ended June 30, 2020, respectively.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of June 30, 2020, we had an accrued interest liability of $24 million, net of federal and state benefit, and no penalties have been accrued.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011 and 2012 through 2016 tax years, under an employment tax audit by the IRS for the 2015 through 2017 tax years, and have various ongoing audits for state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of June 30, 2020, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia and our 2012 and 2013 standalone IRS audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of Tripadvisor’s standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $50 million to $60 million at the close of the audit if the IRS prevails. The estimated range takes into consideration competent authority relief and transition tax regulations, and is exclusive of interest, which would be significant. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2013 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for tax years 2009 through 2013. We expect the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future.  Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all open subsequent years.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera with respect to Altera’s litigation with the IRS. This opinion was submitted as a final decision under Tax Court Rule 155 during December 2015. The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock-based compensation from its inter-company cost-sharing arrangement. The IRS appealed the Court decision on February 19, 2016. On June 7, 2019, a three-judge panel from the Ninth Circuit Court of Appeals reversed the Court’s decision and upheld the validity of the Treasury regulation (Reg. sec. 1.482-7A(d)(2)) requiring stock-based compensation costs to be included in the costs shared in a cost-sharing arrangement. Based on this Ninth Circuit Court of Appeals decision, we recorded a cumulative income tax expense of $15 million during the year ended December 31, 2019, which was a reversal of income tax benefits taken by the Company since the Court’s 2015 opinion. In November 2019, the Ninth Circuit denied Altera’s request for a rehearing en banc. On February 10, 2020, Altera filed a certiorari petition with the Supreme Court, asking it to hear an appeal of the Ninth Circuit’s decision. On June 22, 2020, the Supreme Court denied Altera’s request to review the Ninth Circuit decision.

NOTE 10: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	June 30, 2020	December 31, 2019
	(in millions)
Accrued salary, bonus, and related benefits	$35	$74
Accrued marketing costs	12	27
Current income tax payables	3	14
Finance lease liability - current portion	5	5
Operating leases liability - current portion	20	20
Restructuring and other related reorganization costs (1)	7	1
Other	59	62
Total	$141	$203
(1)

The Company incurred pre-tax restructuring and other related reorganization costs of $33 million and $42 million during the three and six months ended June 30, 2020, respectively. The costs consist of employee severance and related benefits. In response to the COVID-19 pandemic, during the second quarter of 2020, the Company committed to restructuring actions intended to reinforce its financial position, reduce its cost structure, and improve operational efficiencies, which have resulted in headcount reductions. In addition, we engaged in a smaller scale restructuring action in the first quarter of 2020 to reduce our cost structure and improve our operational efficiencies, which resulted in headcount reductions for which we recognized $9 million in restructuring and other related reorganization costs.

The following table summarizes our restructuring and other related reorganization costs for the six months ended June 30, 2020:

Restructuring and other related reorganization costs
(in millions)
Accrued liability as of December 31, 2019	$1
Charges	42
Payments	(36)
Accrued liability as of June 30, 2020	$7

NOTE 11: COMMITMENTS AND CONTINGENCIES

As of June 30, 2020, there have been no material changes to our commitments and contingencies since December 31, 2019. Refer to “Note 14: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Legal Proceedings

In the ordinary course of business, we are party to regulatory and legal matters, including threats thereof, arising out of our operations. These matters may involve claims involving intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer protection matters), defamation and free speech, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us. All legal fees incurred by the Company related to any regulatory and legal matters are expensed in the period incurred.

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

NOTE 12: STOCKHOLDERS’ EQUITY

On January 31, 2018, our Board of Directors authorized an additional repurchase of up to $250 million of our shares of common stock under a share repurchase program. This share repurchase program has no expiration date but may be suspended or terminated by our Board of Directors at any time. The Company did not repurchase any shares of outstanding common stock during the three and six months ended June 30, 2019 under the share repurchase program. As of December 31, 2019, we had $190 million remaining available to repurchase shares of our common stock under this share repurchase program. The Company did not repurchase any shares of outstanding common stock during the three months ended June 30, 2020 under the share repurchase program. During the six months ended June 30, 2020, we repurchased 4,707,450 shares of our outstanding common stock at an average share price of $24.32 per share, exclusive of fees and commissions, or $115 million in the aggregate. As of June 30, 2020, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program, and there were 18,844,614 shares of the Company’s common stock held in treasury with an aggregate cost of $722 million.

While the Board of Directors has not suspended or terminated the share repurchase program, the terms of our Second Amendment currently prohibit the Company from engaging in share repurchases and the terms of our Indenture impose certain limitations and restrictions on share repurchases. Refer to “Note 8: Debt” for further information about our Second Amendment and “Note 15: Subsequent Events” for further information about our Indenture.

NOTE 13: SEGMENT INFORMATION

We have two reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. Our Hotels, Media & Platform reportable segment includes the following revenue sources: (1) Tripadvisor-branded hotels revenue – primarily consisting of  hotel auction revenue, and to a lesser extent , subscription-based advertising, hotel sponsored placements revenue, and CPA revenue; and (2) Tripadvisor-branded display and platform revenue – consisting of display-based advertising revenue. Our Experiences & Dining reportable segment includes an aggregation of our Experiences and Dining operating segments. All remaining business units have been combined into and reported as “Other”, which includes Rentals, Flights & Car, Cruises, and Tripadvisor China, as none of these businesses meet the quantitative thresholds and other criteria to qualify as reportable segments, and therefore are combined and disclosed as Other. The nature of the services provided and revenue recognition policies are summarized by reported segment in “Note 3: Revenue Recognition.”  Our operating segments are determined based on how our chief operating decision maker manages our business, regularly accesses information and evaluates performance for operating decision-making purposes, including allocation of resources.

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

Adjusted EBITDA is our segment profit measure and a key measure used by our management and Board of Directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. We define Adjusted EBITDA as net income (loss) plus: (1) (provision) benefit for income taxes; (2) other income (expense), net; (3) depreciation and amortization; (4) stock-based compensation and other stock-settled obligations; (5) goodwill, long-lived asset and intangible asset impairments; (6) legal reserves and settlements; (7) restructuring and other related reorganization costs; and (8) non-recurring expenses and income.

The following tables present our segment information for the three and six months ended June 30, 2020 and 2019 and includes a reconciliation of Adjusted EBITDA to Net Income. We record depreciation of property and equipment and amortization of intangible assets, stock-based compensation and other stock-settled obligations, legal reserves and settlements, restructuring and other related reorganization costs, other income (expense), net, other non-recurring expenses and income, net, and income taxes, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM. Intersegment revenue is not material and is included in Other.

	Three months ended June 30, 2020
	Hotels, Media & Platform (1)	Experiences & Dining	Other (3)	Corporate and Unallocated	Total
	(in millions)
Revenue	$38	$14	$7	$—	$59
Adjusted EBITDA	(33)	(38)	(3)	—	(74)
Depreciation and amortization				(32)	(32)
Stock-based compensation				(25)	(25)
Restructuring and other related reorganization costs				(33)	(33)
Operating income (loss)					(164)
Other income (expense), net					(15)
Income (loss) before income taxes					(179)
(Provision) benefit for income taxes					26
Net income (loss)					(153)

	Three months ended June 30, 2019
	Hotels, Media & Platform (2)	Experiences & Dining	Other (3)	Corporate and Unallocated	Total
	(in millions)
Revenue	$254	$125	$43	$—	$422
Adjusted EBITDA	108	7	13	—	128
Depreciation and amortization				(30)	(30)
Stock-based compensation				(32)	(32)
Operating income (loss)					66
Other income (expense), net					2
Income (loss) before income taxes					68
(Provision) benefit for income taxes					(34)
Net income (loss)					34

	Six months ended June 30, 2020
	Hotels, Media & Platform (1)	Experiences & Dining	Other (3)	Corporate and Unallocated	Total
	(in millions)
Revenue	$207	$97	$33	$—	$337
Adjusted EBITDA	20	(57)	3	—	(34)
Depreciation and amortization				(64)	(64)
Stock-based compensation				(51)	(51)
Restructuring and other related reorganization costs				(42)	(42)
Operating income (loss)					(191)
Other income (expense), net					(16)
Income (loss) before income taxes					(207)
(Provision) benefit for income taxes					38
Net income (loss)					(169)

	Six months ended June 30, 2019
	Hotels, Media & Platform (2)	Experiences & Dining	Other (3)	Corporate and Unallocated	Total
	(in millions)
Revenue	$508	$206	$84	$-	$798
Adjusted EBITDA	212	(17)	22	-	217
Depreciation and amortization				(61)	(61)
Stock-based compensation				(60)	(60)
Operating income (loss)					96
Other income (expense), net					5
Income (loss) before income taxes					101
(Provision) benefit for income taxes					(41)
Net income (loss)					60

(1)

Includes allocated corporate general and administrative costs of $16 million and $34 million and Tripadvisor-branded advertising expenses (primarily television advertising) of $1 million and $5 million for the three and six months ended June 30, 2020, respectively.

(2)

Includes allocated corporate general and administrative costs of $17 million and $31 million and Tripadvisor-branded advertising expenses (primarily television advertising) of $26 million and $55 million for the three and six months ended June 30, 2019, respectively.

(3)	Other consists of the combination of our Rentals, Flights & Car, Cruises, and Tripadvisor China business units and does not constitute a reportable segment.

Customer Concentrations

Refer to “Note 6: Financial Instruments and Fair Value Measurements” under the section entitled “Risks and Concentrations” for information regarding our major customer concentrations.

NOTE 14: OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Foreign currency exchange rates gains (losses), net (1)	$1	$(1)	$2	$(1)
Earnings (losses) from equity method investment, net	(1)	—	(1)	—
Loss on sale of business (2)	(5)	—	(5)	—
Other, net	(4)	—	(5)	—
Total	$(9)	$(1)	$(9)	$(1)
(1)

Our foreign currency exchange gains (losses), net, are generally related to foreign exchange transaction gains and losses from the conversion of the transaction currency to the functional currency, partially offset by the foreign currency forward contract gains and losses.

(2)	Related to loss on disposal on the sale of our SmarterTravel business during the three months ended June 30, 2020.

NOTE 15: SUBSEQUENT EVENTS

On July 9, 2020, the Company completed the sale of $500 million aggregate principal amount of 7.000% senior notes due 2025 (the “Senior Notes”), pursuant to a purchase agreement, dated July 7, 2020, among the Company, the guarantors party thereto (the “Guarantors”) and the initial purchasers party thereto. The Senior Notes were issued pursuant to an indenture, dated July 9, 2020 (the “Indenture”), among the Company, the Guarantors and Wilmington Trust, National Association, as trustee. The Indenture provides, among other things, that interest will be payable on the Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2021, until their maturity date of July 15, 2025. The Senior Notes are senior unsecured obligations of the Company and will be guaranteed on a senior unsecured basis by each of its existing and future wholly owned domestic restricted subsidiaries that guarantees the credit facility or that guarantees certain of our other indebtedness or indebtedness of a guarantor.

The Company has the option to redeem all or a portion of the Senior Notes at any time on or after July 15, 2022 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. The Company may also redeem all or any portion of the Senior Notes at any time prior to July 15, 2022, at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest, if any. In addition, before July 15, 2022, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at the redemption price set forth in the Indenture, provided that certain conditions are met. Under certain circumstances, until 120 days after the issue date, the Company may redeem in the aggregate up to 40% of the aggregate principal amount of the Senior Notes in an amount not to exceed the amount of the net cash proceeds of any loan received pursuant to a Regulatory Debt Facility (as defined in the Indenture), so long as at least 60% of the aggregate principal amount of the notes remain outstanding after each such redemption. Subject to certain limitations, in the event of a Change of Control Triggering Event (as defined in the Indenture), the Company will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The Indenture contains covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; create restrictions affecting the ability of restricted subsidiaries that are non-guarantors to make distributions, loans or advances or transfer assets to the Company or the guarantors; enter into certain transactions with the Company’s affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and merge, consolidate or transfer or sell all or substantially all of the Company’s assets. These covenants are subject to a number of important exceptions and qualifications.

The Indenture provides for customary events of default, which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in the indentures; defaults in failure to pay certain other indebtedness; the rendering of judgments to pay certain amounts of money against the Company and certain of its subsidiaries; the failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.

In the third quarter of 2020, the Company used all the net proceeds from the Senior Notes, or $490 million, net of approximately $10 million in debt issuances costs, to repay a portion of our 2015 Credit Facility borrowings that existed as of June 30, 2020. Refer to “Note 8: Debt” for further information.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, Part II, Item 1A, “Risk Factors.” Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Under our flagship brand, Tripadvisor, we launched www.Tripadvisor.com in the U.S. in 2000. Since then, we have launched localized versions of the Tripadvisor website in 48 markets and 28 languages worldwide. Tripadvisor features 867 million reviews and opinions on 8.7 million places to stay, places to eat and things to do – including 1.5 million hotels, inns, B&Bs and specialty lodging, 786,000 rental properties, 4.6 million restaurants, 1.3 million travel activities and experiences worldwide, 500,000 airlines, and 30,000 cruises. Tripadvisor’s rich content and engaged community attract the world’s largest travel audience, based on monthly unique visitors, including 463 million average monthly unique visitors in the third quarter of 2019 during the peak summer travel season.

In addition to the flagship Tripadvisor brand, we own and operate a portfolio of travel media brands and businesses, operating under various websites, including the following: www.bokun.io, www.cruisecritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.bookatable.co.uk, and www.delinski.com), www.helloreco.com, www.holidaylettings.co.uk, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.seatguru.com, www.singleplatform.com, www.vacationhomerentals.com, and www.viator.com.

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

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic, followed by government travel restrictions and quarantine orders around the globe. The COVID-19 pandemic has caused a significant negative impact on the travel, hospitality, restaurant, and leisure industry and consequently adversely and materially affected our business, results of operations and financial condition during the three and six months ended June 30, 2020. Among other impacts, COVID-19 has negatively impacted global consumer demand and consumers’ ability to travel, thereby resulting in many of our travel partners, particularly hotels, experience providers and restaurants to operate at significantly reduced service levels.

Beginning in late February 2020 and progressively worsening through March 2020, we experienced a significant decline in consumer demand for our products and services as well as an increase in customer cancellations. The adverse impact to our business from COVID-19 intensified in the second half of March, driven by the pandemic’s proliferation and increased governmental restrictions and mandates globally that additionally impacted the travel, hospitality, restaurant, and leisure industry and further dampened consumer demand for our products and services. In the second half of March and throughout April, significant year-over-year revenue declines generally stabilized across the Company’s segments and products. During April 2020 and May 2020, consolidated revenue was approximately 10% of last year’s comparable period and June 2020 revenue was approximately 20% of last year’s comparable period. In addition, while still down significantly year-over-year, monthly unique users, which is reflective of traffic growth trends on our websites, have improved since April 2020. In April, May, and June of 2020, monthly unique users on Tripadvisor websites were approximately 33%, 45%, and 60% of last year’s comparable periods, respectively.

In addition, we incurred significant and unanticipated cancellations by travelers related to future travel, accommodations and tour bookings in the post-COVID-19 timeframe, which had been reserved by travelers in the pre-COVID-19 timeframe, including a significant number of bookings recorded as deferred revenue on our consolidated balance sheet as of December 31, 2019. We have been working with travelers and travel partners to address cancellations, re-bookings, and in certain cases we have provided our travel partners extended payment terms, discounts and other incentives. We also have business continuity programs in place to ensure that employees are safe and that our teams continue to function effectively while working remotely. As the COVID-19 pandemic continues to develop, governments, corporations and other authorities may continue to implement restrictions, reinstate restrictions where restrictions were previously lifted, or other policies that continue to adversely impact our business. We also believe the travel industry and our business will continue to be materially and adversely affected while such travel restrictions remain in place. Although we cannot predict with certainty the full impact of the COVID-19 pandemic on our third quarter 2020 financial results, we currently expect that our third quarter 2020 financial results will be negatively impacted to a material degree, in comparison to the same period in 2019.

The ultimate extent of the COVID-19 pandemic and its impact on travel, regional and global markets, and overall economic activity in currently affected countries or globally is unknown and difficult to predict. Therefore, the extent and duration of the impact of the COVID-19 pandemic on our business over the long term remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the timing and availability of a vaccine, the extent and effectiveness of containment actions taken, including mobility and travel restrictions, and the impact of these and other factors on consumer travel behavior.

In response to the impact of COVID-19, we have taken several steps to further strengthen our financial position and balance sheet, and maintain financial liquidity and flexibility, including restructuring and reducing our ongoing operating expenses, by borrowing funds from our 2015 Credit Facility, amending our 2015 Credit Facility, and issuing $500 million in Senior Notes in July 2020, all of which are described in more detail below.

Liquidity

During the three months ended March 31, 2020, we borrowed $700 million from our 2015 Credit Facility. We used these proceeds to reinforce our liquidity position in light of uncertainty in the global markets resulting from the COVID-19 pandemic. In addition, on May 5, 2020, we amended our 2015 Credit Facility, the Second Amendment, to among other things, suspend the leverage ratio covenant for each fiscal quarter ending after the effective date of the Second Amendment and ending prior to September 30, 2021; and replace it with a minimum liquidity covenant, and provide collateral to secure the obligations under the agreement, as well as downsize its capacity to $1.0 billion from $1.2 billion. We believe this additional flexibility will be important given our limited ability to predict our future financial performance due to the uncertainty associated with COVID-19 and the measures implemented in reaction to COVID-19. Refer to “Note 8: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information about our Second Amendment.

In addition, on July 9, 2020, the Company completed the sale of $500 million aggregate principal amount of 7.000% senior notes due July 15, 2025 in a private offering. The Indenture pursuant to which the Senior Notes were issued provides, among other things, that interest will be payable on the Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2021, until their maturity date of July 15, 2025. The Senior Notes will be senior unsecured obligations of the Company and will be guaranteed by each of its domestic subsidiaries that guarantees the Company’s 2015 Credit Facility. The Company has subsequently used all the net proceeds of $490 million, net of approximately $10 million in debt issuances costs, to repay a portion of our 2015 Credit Facility borrowings. Refer to “Note 15: Subsequent Events” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for information about our Senior Notes.

Cost Reduction Measures

During the first quarter of 2020, the Company instituted a cost reduction initiative to preserve cash flows, including targeted workforce reduction measures largely in the Experiences and Dining segment, in addition to optimizing and reducing brand advertising as the Company pivots to leverage newer and expectantly more effective mediums to our historically television-focused campaign.

In response to the economic impact of the COVID-19 pandemic, the Company instituted additional cost reduction measures during the latter part of the first quarter of 2020, which included the elimination of the majority of discretionary spending, business travel, non-critical vendor relationships, brand advertising, cessation of nearly all new hiring and contingent staff, reduction of targeted employee benefits and the furloughing of over 100 employees. On April 28, 2020, management approved and the Company announced an additional cost reduction initiative in response to the continued economic and financial impacts to the Company as a result of the COVID -19 pandemic, to include the following:

•	Enacted a workforce reduction eliminating more than 900 employees;
•	Furloughing additional employees bringing the total furloughed employees during March and April 2020 to approximately 850 employees, primarily in our European operations at The Fork; and
•	Making targeted reductions of the Company’s office lease portfolio, primarily either through subleasing or allowing property leases to expire.

As of June 30, 2020, the Company had approximately 150 employees who remained furloughed.

The Company incurred total pre-tax restructuring and other related reorganization costs of approximately $33 million and $42 million during the three and six months ended June 30, 2020, respectively, as a result of these measures.

CARES Act Relief

On March 27, 2020, the U.S. government enacted the CARES Act, which among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  Based on our preliminary evaluation of the CARES Act, we qualify for certain employer payroll tax credits and the deferral of payroll and other tax payments in the future, as well as certain income tax related provisions. Most notably, during the three and six months ended June 30, 2020, we recorded an income tax benefit of $5 million and $19 million, respectively, resulting from a loss carryback provision under the CARES Act. In addition, during the three months ended June 30, 2020, we recorded qualified payroll tax credits which reduced our operating expenses on our unaudited condensed consolidated statement of operations by $4 million. Refer to “Note 9: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

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

We seek to monetize our influence and achieve revenue growth through hotel-related product improvements, supply and marketing efforts and customer advertising opportunities. We rely heavily on search engines, such as Google, to generate a significant amount of hotel shoppers to our websites, principally through SEO as well as through SEM. We define hotel shoppers as visitors who view either a listing of hotels in a city or on a specific hotel page. Given our ongoing focus on Hotels, Media & Platform profitability, a key ongoing objective is to attract or acquire hotel shoppers at or above our desired marketing return on investment targets. Our business, including the Hotels, Media & Platform segment’s financial results, have been adversely and materially impacted by the COVID-19 pandemic, which was the primary and material driver of this segment’s unfavorable results during the three and six months ended June 30, 2020 as noted in the “COVID-19” discussion above. In addition, during the six months ended June 30, 2020, particularly in the month of January and most of February 2020 (or pre-COVID-19 timeframe) we continued to experience revenue headwinds in our SEO marketing channel, which we believe was impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results and expect this trend to continue post-COVID-19. However, during the second quarter of 2020, our Hotels, Media & Platform segments noted modest year-over-year performance improvements as noted in the “COVID-19” discussion above.

We believe executing our long-term growth strategy can enable us to deepen customer engagement on our platform, monetize our influence and stabilize – and eventually grow – Hotels, Media & Platform segment revenue. For example, in Tripadvisor-branded display and platform revenue, we enable travel partners to amplify their brand, generate brand impressions, and potentially drive qualified leads and bookings for their businesses. Historically, we have limited both the type and number of display-based advertising opportunities we make available to travel partners, particularly on mobile phone, which, in turn, has limited display-based advertising revenue growth. However, we continue to work on initiatives to better leverage our audience, content, data, travel influence and platform breadth to open up new media advertising opportunities through a more modern, high-powered advertising suite spanning native, video and programmatic solutions. We intend to broaden our solution to a larger set of advertising travel endemic and non-travel endemic advertising partners, including industries such as airlines and finance.

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

Experiences & Dining Segment

Our Experiences and Dining offering enable us to deliver a more comprehensive consumer experience, which we believe will increase awareness of, loyalty to, and engagement with our products, drive more bookings to Experiences and Dining partners and generate greater revenue and increased profitability on our platform. Given the significant market opportunities in these large and growing categories, as well as competition aiming to provide consumers a similar multimodal experience, we expect to continue to invest to drive bookings and revenue growth.

During the three and six months ended June 30, 2020, our Experiences and Dining segment’s financial results have been adversely and materially impacted by the COVID-19 pandemic. However, restaurants across European markets saw restrictions ease during the second quarter of 2020, which was met with an increase in consumer demand. By the end of June 2020, restaurant reservations in theFork platform approached volume levels to approximately 50% of that in January and most of February 2020 (or pre-COVID-19 timeframe). We have also begun to explore new initiatives to delight and engage consumers during this pandemic. For example, we began offering virtual tours to our consumers. This is in addition to other recent initiatives, such as the recent rollout of a new payment option in late 2019, which enables consumers to reserve certain experience activities and defer payment until a date no later than two days before the experience date. In addition, we have generally provided our supply partners with accelerated payments to ease their burden during the pandemic.

In December 2019, we acquired U.K.-based Bookatable, which offers an online restaurant reservation and booking platform. This further strengthens our position in certain of our existing European markets as well as expands us into new countries, such as the U.K., Germany, Austria, Finland and Norway. TheFork’s online restaurant booking platform, including Bookatable, had approximately 79,000 total bookable restaurants as of June 30, 2020.

Other

Other is a combination of our Rentals, Flights & Car, Cruises, and Tripadvisor China business units and is not considered a reportable segment. Profits and revenues have declined in the most recent period primarily due to the COVID-19 pandemic, similar to our other business units. We continue to operate these offerings opportunistically as they complement our overall strategic objectives to deliver more value to consumers and travel partners.

Employees

During the six months ended June 30, 2020, as discussed above, the Company enacted workforce reductions and furloughs in response to the COVID-19 pandemic. As of June 30, 2020, we had 2,926 employees, which includes furloughed employees and employees that are currently the subject of country-specific consultation processes. Nearly 40% of our current employees are based in the U.S. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore our revenue and profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. Significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

In addition, due to the impact of COVID-19 to our business, we did not experience our typical seasonal pattern for revenue and profit during the three months ended June 30, 2020. In addition, cash outflows to travel suppliers related to deferred merchant payables significantly exceeded cash received from travelers during the first six months of 2020, reflecting the decline in consumer demand for our products and cancellations of reservations related to COVID-19, contributing significantly to unfavorable working capital trends and material negative operating cash flow during the six months ended June 30, 2020. It is difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the extent and duration of the impact from COVID-19 and the shape and timing of a recovery.

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

The Company conducted a thorough evaluation of relevant events and circumstances that would materially impact the fair value of each of our reporting units as of June 30, 2020. In addition, the Company considered changes in the composition of its reporting units related to internal restructuring efforts in the second quarter of 2020, which resulted in the Company performing quantitative assessments on any new reporting units. We concluded the estimated fair values were in excess of the carrying values for each new reporting unit. In addition, we performed qualitative assessments on our historical reporting units, which included performing targeted sensitivity analyses on previous quantitative assessments, which included applying hypothetical rate increases to the weighted-average cost of capital used in our income approach analyses given the current COVID-19 environment, and the estimated fair values remained in excess of the carrying values. As part of this evaluation, it was noted that as of June 30, 2020 the Company’s market capitalization remained in excess of its book value. The Company also observed our most recently completed goodwill impairment analyses indicated significant excess fair values over carrying values across the different reporting units. Based on such evaluation, we do not believe it is more likely than not that the fair value of our reporting units are below their respective carrying values as of June 30, 2020. However, we believe the passage of time will provide new information regarding the expected duration and severity of impacts of COVID-19 on the economy as a whole and to our business. The Company’s forecasting process in a COVID-19 environment continues to result in unprecedented challenges, given we are unable to predict the expected duration and severity of impacts of COVID-19 on our business. Accordingly, we believe all of our reporting units are at an elevated risk for impairment in future periods. A prolonged decline in the outlook for future revenue and cash flows or other factors, related to COVID-19 or other events, could result in a determination that a non-cash impairment adjustment is required, which could be material. The Company will continue to monitor events and circumstances that may affect the fair value or carrying value of our reporting units. Refer to “Note 7: Goodwill” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

Significant Accounting Policies and New Accounting Pronouncements

Refer to “Note 2: Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for an overview of new accounting pronouncements that we have adopted in 2020 or that we plan to adopt that have had or may have an impact on our unaudited condensed consolidated financial statements. Notably, in the first quarter of 2020, we adopted the new credit losses guidance, or ASC 326, using the modified retrospective approach and applied the guidance retrospectively at the effective date of January 1, 2020, through a cumulative-effect adjustment to retained-

earnings on our consolidated balance sheet. Under this transition method, we did not update the financial information or provide any disclosures required under the new guidance for dates and periods prior to January 1, 2020.

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

Statement of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Revenue	$59	$422	(86)%	$337	$798	(58)%

Costs and expenses:
Cost of revenue	10	27	(63)%	29	48	(40)%
Selling and marketing	54	180	(70)%	179	357	(50)%
Technology and content	51	74	(31)%	120	148	(19)%
General and administrative	43	45	(4)%	94	88	7%
Depreciation and amortization	32	30	7%	64	61	5%
Restructuring and other related reorganization costs	33	—	n.m.	42	—	n.m.
Total costs and expenses:	223	356	(37)%	528	702	(25)%
Operating income (loss)	(164)	66	n.m.	(191)	96	n.m.
Other income (expense):
Interest expense	(7)	(2)	250%	(9)	(3)	200%
Interest income	1	5	(80)%	2	9	(78)%
Other income (expense), net	(9)	(1)	800%	(9)	(1)	800%
Total other income (expense), net	(15)	2	n.m.	(16)	5	n.m.
Income (loss) before income taxes	(179)	68	n.m.	(207)	101	n.m.
(Provision) benefit for income taxes	26	(34)	n.m.	38	(41)	n.m.
Net income (loss)	$(153)	$34	n.m.	$(169)	$60	n.m.

Other Financial Data:
Adjusted EBITDA (1)	$(74)	$128	n.m.	$(34)	$217	n.m.

n.m. = not meaningful
(1) See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Revenue by Segment:	(in millions)			(in millions)
Hotels, Media & Platform	$38	$254	(85)%	$207	$508	(59)%
Experiences & Dining	14	125	(89)%	97	206	(53)%
Other (1)	7	43	(84)%	33	84	(61)%
Total revenue	$59	$422	(86)%	$337	$798	(58)%
Adjusted EBITDA by Segment:
Hotels, Media & Platform	$(33)	$108	n.m.	$20	$212	(91)%
Experiences & Dining	(38)	7	n.m.	(57)	(17)	(235)%
Other (1)	(3)	13	n.m.	3	22	(86)%
Total Adjusted EBITDA	$(74)	$128	n.m.	$(34)	$217	n.m.
Adjusted EBITDA Margin by Segment (2):
Hotels, Media & Platform	(87)%	43%		10%	42%
Experiences & Dining	(271)%	6%		(59)%	(8)%
Other (1)	(43)%	30%		9%	26%

n.m. = not meaningful
(1)	Other consists of our Rentals, Flights & Car, Cruises, and Tripadvisor China business units and does not constitute a reportable segment.
(2)	We define “Adjusted EBITDA Margin by Segment” as Adjusted EBITDA by segment divided by revenue by segment.

Hotels, Media & Platform Segment

Hotels, Media & Platform segment revenue decreased by $216 million and $301 million during the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, primarily due to a decrease in our hotel auction revenue driven by the COVID-19 pandemic as discussed above, and to a lesser extent reduced revenue generated through our SEO marketing channel, particularly in the month of January and most of February 2020 (or pre-COVID-19 timeframe), which we believe was impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results.

Hotels, Media & Platform segment Adjusted EBITDA decreased $141 million and $192 million during the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, primarily due to a decrease in revenue, as noted above, partially offset by reduced television advertising costs, as well as direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to a decline in consumer demand related to COVID-19, and to a lesser extent, a reduction in headcount as a result of workforce reductions.

The following is a detailed discussion of the revenue sources within our Hotels, Media & Platform segment:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Hotels, Media & Platform:
Tripadvisor-branded hotels	$31	$211	(85%)	$168	$427	(61%)
Tripadvisor-branded display and platform	7	43	(84%)	39	81	(52%)
Total Hotels, Media & Platform revenue	$38	$254	(85%)	$207	$508	(59%)

Tripadvisor-branded Hotels Revenue

Tripadvisor-branded hotels revenue primarily includes hotel auction revenue, and to a lesser extent hotel B2B revenue, which includes click-based revenue generated from hotel sponsored placements advertising that enable hotels to enhance their visibility on Tripadvisor hotel pages, and subscription-based advertising services that we offer to travel partners. For the three and six months ended June 30, 2020, 82% and 81%, respectively, of our total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. For the three and six months ended June 30, 2019, 83% and 84%, respectively, of our total

Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue decreased $180 million and $259 million during the three and six months ended June 30, 2020, when compared to the same periods in 2019. This decrease was primarily driven by reduced consumer demand as a result of the proliferation of COVID-19, and subsequent widespread travel restrictions and service limitations on travel and supply partners imposed by local and federal governments in response to the COVID-19 pandemic. In addition, particularly in the month of January and most of February 2020 (pre-COVID-19 timeframe), we experienced reduced revenue generated through our SEO marketing channel, which we believe is impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results.

Tripadvisor-branded Display and Platform Revenue

For the three and six months ended June 30, 2020, 18% and 19%, respectively, of Hotels, Media & Platform segment revenue was derived from our Tripadvisor-branded display and platform revenue, which consists of revenue from display-based advertising across our websites.

Tripadvisor-branded display-based advertising revenue decreased by $36 million and $42 million during the three and six months ended June 30, 2020, when compared to the same periods in 2019, primarily driven by a decrease in marketing spend from our advertisers due to lack of consumer demand resulting from the impact of the COVID-19 pandemic.

Experiences & Dining Segment

Experiences & Dining segment revenue decreased by $111 million and $109 million during the three and six months ended June 30, 2020, when compared to the same periods in 2019. Revenue growth in this segment was negatively impacted by a significant reduction in consumer demand as a result of the proliferation of COVID-19; concurrent with many jurisdictions globally adopting laws, rules, regulations or decrees intended to address COVID-19, including implementing various travel restrictions, “shelter in place” or “social distancing” mandates, or restricting access to city centers or popular tourist destinations, restaurants and limiting access to experience offerings in surrounding areas. However, restaurants across many European markets saw restrictions ease during the second quarter of 2020, which was met with an increase in consumer demand. By the end of June 2020, restaurant reservations in theFork approached volume levels to approximately 50% of that in January and most of February 2020 (or pre-COVID-19 timeframe). In addition, this segment’s revenue did benefit from incremental revenue year-over-year of approximately $7 million and $18 million, respectively, during the three and six months ended June 30, 2020 related to our December 2019 acquisitions of Bookatable and SinglePlatform.

Experiences & Dining segment Adjusted EBITDA decreased $45 million and $40 million during the three and six months ended June 30, 2020, when compared to the same periods in 2019, primarily due to a decrease in revenue, as noted above, partially offset by reduced selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to reduced consumer demand and lack of availability of dine-in restaurants, experiences and tours, as a result of COVID-19, and to a lesser extent, decreased direct costs from credit card payment and other transaction costs due to the reduced revenue as a result of COVID-19 and a reduction in headcount as a result of workforce reductions.

Other

Other revenue, which primarily includes click-based advertising and display-based advertising revenue from our Rentals, Flights, Cars, and Cruises offerings on Tripadvisor websites and Tripadvisor China, decreased by $36 million and $51 million during the three and six months ended June 30, 2020, when compared to the same periods in 2019, primarily due to decreased consumer demand, similar to our other businesses, as a result of the proliferation of COVID-19, and subsequent widespread global travel restrictions and service limitations on travel and supply partners imposed by local and federal governments, and reduced travel partner spend in response to COVID-19.

Adjusted EBITDA in Other decreased $16 million and $19 million during the three and six months ended June 30, 2020, when compared to the same periods in 2019, primarily due to a decrease in revenue, as described above, partially offset by reduced selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to a decline in consumer demand related to COVID-19, and a reduction in headcount as a result of workforce reductions.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Direct costs	$5	$21	(76%)	$17	$37	(54%)
Personnel and overhead	5	6	(17%)	12	11	9%
Total cost of revenue	$10	$27	(63%)	$29	$48	(40%)
% of revenue	16.9%	6.4%		8.6%	6.0%

Cost of revenue decreased $17 million and $19 million during the three and six months ended June 30, 2020, when compared to the same periods in 2019, primarily due to decreased direct costs from credit card payment and other transaction costs in our Experiences & Dining segment in correlation with the reduction in revenue related to COVID-19.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Direct costs	$9	$120	(93%)	$73	$240	(70%)
Personnel and overhead	45	60	(25%)	106	117	(9%)
Total selling and marketing	$54	$180	(70%)	$179	$357	(50%)
% of revenue	91.5%	42.7%		53.1%	44.7%

Direct selling and marketing costs decreased $111 million and $167 million during the three and six months ended June 30, 2020, when compared to the same periods in 2019, primarily due to a decrease in SEM and other online traffic acquisition costs across all our segments and businesses, and television advertising costs driven by our Hotels, Media & Platform segment, as a cost reduction measure in response to the financial impact to the Company and decline in consumer demand caused by the COVID-19 pandemic.

Personnel and overhead costs decreased $15 million and $11 million during the three and six months ended June 30, 2020, when compared to the same periods in 2019, primarily due to decreased personnel and overhead costs across all of our business, as a result of a reduction in headcount related to our cost-reduction measures in response to COVID-19, partially offset by an increase in personnel costs in our Experiences & Dining segment related to additional headcount from our business acquisitions in December 2019.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Personnel and overhead	$45	$66	(32%)	$106	$131	(19%)
Other	6	8	(25%)	14	17	(18%)
Total technology and content	$51	$74	(31%)	$120	$148	(19%)
% of revenue	86.4%	17.5%		35.6%	18.5%

Technology and content costs decreased $23 million and $28 million during the three and six months ended June 30, 2020, when compared to the same periods in 2019, primarily due to decreased personnel and overhead costs across all our business as a result of a reduction in headcount related to our cost-reduction measures in response to COVID-19.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Personnel and overhead	$26	$34	(24%)	$60	$67	(10%)
Professional service fees and other	17	11	55%	34	21	62%
Total general and administrative	$43	$45	(4%)	$94	$88	7%
% of revenue	72.9%	10.7%		27.9%	11.0%

General and administrative costs decreased $2 million during the three months ended June 30, 2020 and increased $6 million during the six months ended June 30, 2020, when compared to the same periods in 2019. Personnel and overhead costs decreased $8 million and $7 million during the three and six months ended June 30, 2020, when compared to the same periods in 2019, primarily due to decreased personnel and overhead costs across all our business as a result of a reduction in headcount related to our cost-reduction measures. Professional service fees and other increased $6 million and $13 million during the three and six months ended June 30, 2020, when compared to the same periods in 2019, primarily due to an increase in bad debt expense as a result of COVID-19 impact on our customers.

Depreciation and amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized software and website development costs and right-of-use (“ROU”) assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Depreciation	$26	$23	$51	$46
Amortization of intangible assets	6	7	13	15
Total depreciation and amortization	$32	$30	$64	$61
% of revenue	54.2%	7.1%	19.0%	7.6%

Depreciation and amortization increased $2 million and $3 million during the three and six months ended June 30, 2020, when compared to the same periods in 2019, primarily due to increased depreciation related to capitalized software and website development costs, partially offset by the completion of amortization related to certain intangible assets from previous business acquisitions.

Restructuring and other related reorganization costs

Restructuring and other related reorganization costs consist primarily of employee severance and related benefits.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Restructuring and other related reorganization costs	$33	$—	$42	$—
% of revenue	55.9%	0.0%	12.5%	0.0%
The Company incurred pre-tax restructuring and other related reorganization costs of $33 million and $42 million during the three and six months ended June 30, 2020, respectively. The costs consist of employee severance and related benefits. In response to the COVID-19 pandemic, during the second quarter of 2020, the Company committed to restructuring actions intended to reinforce its financial position, reduce its cost structure, and improve operational efficiencies, which resulted in headcount reductions. In addition, we engaged in a smaller scale restructuring action in the first quarter of 2020 to reduce our cost structure and improve our operational efficiencies, which resulted in headcount reductions for which we recognized $9 million in restructuring and other related reorganization costs.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2015 Credit Facility, as well as interest on finance leases.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Interest expense	$(7)	$(2)	$(9)	$(3)

Interest expense increased $5 million and $6 million during the three and six months ended June 30, 2020, when compared to the same periods in 2019, primarily due to an increase in interest incurred due to higher average outstanding borrowings on our 2015 Credit Facility during 2020. Refer to “Note 8: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

Interest Income

Interest income primarily consists of interest earned from our money market funds, term deposits and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Interest income	$1	$5	$2	$9

Interest income decreased $4 million and $7 million during the three and six months ended June 30, 2020, when compared to the same periods in 2019, primarily due to both a reduction in average interest rates earned on our investments and lower average invested funds by the Company during 2020.

Other Income (Expense), Net

Other income (expense), net primarily consists of net foreign exchange gains and losses, gains (losses) and impairments from non-marketable investments, and other non-operating income (expenses).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Other income (expense), net	$(9)	$(1)	$(9)	$(1)

Other income (expense), net decreased $8 million during both the three and six months ended June 30, 2020, when compared to the same periods in 2019, respectively, primarily due to a loss on sale of business of $5 million, an allowance for credit losses of $3 million on a long-term note receivable and net losses from our equity method investment; partially offset by net foreign currency transaction gains as a result of the fluctuation of foreign exchange rates during 2020. Refer to “Note 14: Other income (expense), net” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

(Provision) Benefit for Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
(Provision) benefit for income taxes	$26	$(34)	$38	$(41)
Effective tax rate	14.5%	50.0%	18.4%	40.6%

We had income tax benefits of $26 million and $38 million for the three and six months ended June 30, 2020, respectively, and income tax expense of $34 million and $41 million for the three and six months ended June 30, 2019, respectively. The decrease in our income tax expense during the three and six months ended June 30, 2020, when compared to the same periods in 2019, was primarily due to significant pretax losses incurred during both the three and six months ended June 30, 2020, respectively, and an income tax benefit of $5 million and $19 million during the three and six months ended June 30, 2020, respectively, from the tax rate differential in tax years applicable to U.S. loss carryforwards that became eligible for carryback under the CARES Act enacted in March 2020, offset by an increase in the recognition of stock-based compensation shortfalls related to the decline in the Company’s stock price during both the three and six months ended June 30, 2020, respectively. Refer to “Note 9: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

Net income (loss)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Net income (loss)	$(153)	$34	$(169)	$60
Net income (loss) margin	(259%)	8%	(50%)	8%

Net income decreased $187 million and $229 million during the three and six months ended June 30, 2020, when compared to the same periods in 2019, primarily due to a decrease in revenue primarily related to the negative impact on the Company’s business related to the COVID-19 pandemic, as described above in “Revenue and Segment Information”, partially offset by a decrease in total costs and expenses, primarily as a result of cost reduction measures initiated by the Company in response to the COVID-19 pandemic, as described above in “Consolidated Expenses”.

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

Adjusted EBITDA is also our segment profit measure and a key measure used by our management and board of directors to understand and evaluate the financial performance of our business and on which internal budgets and forecasts are based and approved. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons and better enables management and investors to compare financial results between periods as these costs may vary independent of ongoing core business performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. We define Adjusted EBITDA as net income (loss) plus: (1) (provision) benefit for income taxes; (2) other income (expense), net; (3) depreciation and amortization; (4) stock-based compensation and other stock-settled obligations; (5) goodwill, long-lived asset and intangible asset impairments; (6) legal reserves and settlements; (7) restructuring and other related reorganization costs; and (8) other non-recurring expenses and income.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$(153)	$34	$(169)	$60
Add: (Benefit) Provision for income taxes	(26)	34	(38)	41
Add: Other expense (income), net	15	(2)	16	(5)
Add: Restructuring and other related reorganization costs	33	—	42	—
Add: Stock-based compensation	25	32	51	60
Add: Depreciation and amortization	32	30	64	61
Adjusted EBITDA	$(74)	$128	$(34)	$217

Related Party Transactions

For information on our relationship with LTRIP, which may be deemed to beneficially own equity securities representing 58.6% of our voting power as of June 30, 2020, refer to “Note 1: Business Description and Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q. We had no related party transactions with LTRIP during the three and six months ended June 30, 2020 and 2019, respectively.

Stock-Based Compensation

Refer to “Note 5: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 1,095,027 service-based stock options with a weighted average grant-date fair value per option of $10.11, 4,833,938 primarily service-based RSUs with a weighted average grant-date fair value of $25.20, and 133,194 MSUs with a weighted average grant-date fair value of $28.15 during the six months ended June 30, 2020.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our liquidity needs can also be met through drawdowns under our 2015 Credit Facility. As of June 30, 2020 and December 31, 2019, we had $698 million and $319 million, respectively, of cash and cash equivalents. As of June 30, 2020, approximately $108 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which approximately 50% was located in the U.K. As of June 30, 2020, the significant majority of our cash was denominated in U.S. dollars. As of June 30, 2020, we had $553 million of cumulative undistributed earnings in foreign subsidiaries. As a result of the 2017 Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax. Historically, we have asserted our intention to indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. In response to increased cash requirements in the U.S. related to our declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, we determined that we no longer consider $435 million of these foreign earnings to be indefinitely reinvested. We intend to indefinitely reinvest $118 million of our foreign earnings in our non-US subsidiaries. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

As of June 30, 2020, we had outstanding borrowings of $700 million under our 2015 Credit Facility. These funds were drawn down as a precautionary measure to reinforce our liquidity position and preserve financial flexibility in light of current uncertainty in the global markets resulting from COVID-19; given our limited ability to predict our future financial performance due to the uncertain time period government travel restrictions and other implemented measures in reaction to COVID-19 will continue or potentially re-emerge in our key markets, such as the U.S. and Europe.

On May 5, 2020,  we amended our 2015 Credit Facility (“Second Amendment”) to, among other things, suspend the leverage ratio covenant on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 (or such earlier date as elected by the Company), the Leverage Covenant Holiday, and replacing it with a minimum liquidity covenant, that requires us to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity, which will apply only during the Leverage Covenant Holiday, as well as downsizing its capacity to $1.0 billion from $1.2 billion. The Second Amendment also prohibits the Company from payments and distributions, including share repurchases and dividends, during the Leverage Covenant Holiday. No change was made to the existing maturity date of the 2015 Credit Facility of May 12, 2022. This amendment therefore reduced our available borrowing capacity under the 2015 Credit Facility to $297 million as of June 30, 2020, given our existing borrowings of $700 million, as discussed above, and undrawn standby letters of credit of $3 million as of June 30, 2020. During the Leverage Covenant Holiday, any outstanding or future borrowings under the 2015 Credit Facility will bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum, which as of June 30, 2020, resulted in a borrowing rate of 3.25% per annum. As of June 30, 2020 and December 31, 2019, we were in compliance with our debt covenants. For further discussion of our 2015 Credit Facility, refer to “Note 8: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

We were party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility”) as of December 31, 2019. The Company terminated this credit facility in June 2020. We had no outstanding borrowings under this credit facility at the time of termination or at December 31, 2019.

On July 9, 2020, the Company completed the sale of $500 million aggregate principal amount of 7.000% senior notes due July 15, 2025 in a private offering. The Indenture pursuant to which the Senior Notes were issued provides, among other things, that interest will be payable on the Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2021, until their maturity date of July 15, 2025. The Senior Notes will be senior unsecured obligations of the Company and will be guaranteed by each of its domestic subsidiaries that guarantees the Company’s 2015 Credit Facility. Subsequently, in July 2020, the Company used the net proceeds from the Senior Notes, or $490 million, net of approximately $10 million in debt issuances costs, to repay a portion of our 2015 Credit Facility borrowings that existed as of June 30, 2020. Refer to “Note 15: Subsequent Events” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for information about our Senior Notes.

During the six months ended June 30, 2020, we repurchased 4,707,450 shares of our outstanding common stock at an average share price of $24.32 per share, exclusive of fees and commissions, or $115 million in the aggregate under our existing share repurchase program authorized by our Board of Directors. As of June 30, 2020, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program. As discussed above, the terms of the Company’s Second Amendment currently prohibits the Company from share repurchases during the Leverage Covenant Holiday and the terms of the Indenture impose certain limitations and restrictions on share repurchases.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows related to working capital. In our Experiences business and our Rentals free-to-list model, we generally receive cash from travelers at the time of booking and we record these amounts, net of commissions, on our consolidated balance sheet as deferred merchant payables. We pay the suppliers, or the property rental owners and experience providers, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the supplier and this operating cycle represents a source or use of cash to us. During the first half of the year Rentals and Experiences bookings typically exceed the amount of completed stays and tour-taking, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. However, this trend has been impacted in the first half of 2020, as cash outflows to suppliers related to deferred merchant payables significantly exceeded cash received from travelers reflecting the decline in consumer demand for our products and cancellations of reservations due to COVID-19, which may continue into the third quarter of 2020. The ultimate extent of the COVID-19 pandemic and its impact on travel, regional and global markets, and overall economic activity in currently affected countries or globally is unknown and impossible to predict with certainty, as such the impacts on our business and cash flows are uncertain at this point in time. Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions unrelated to COVID-19 that could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows.  For example, we introduced a new payment feature in late 2019, which allows our Experiences customers the option to reserve certain experience activities and defer payment until a date no later than two days before the experience date; as a result, this payment option may affect the timing of our future cash flows.

We believe that our available cash and cash equivalents, combined with available borrowings from our 2015 credit facility, and in light of our Senior Notes offering in July 2020, will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions and/or other expenditures in support of our business strategy, and may potentially reduce our cash balance and/or increase our debt.

In addition, our capital requirements may increase due to the impact of COVID-19 which has already resulted in reduced revenues to the Company, and the extent to which it may further impact the ability of our customers to fulfill their payment obligations. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact to our liquidity and capital requirements.

Our cash flows for the six months ended June 30, 2020 and 2019, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
	2020	2019
	(in millions)
Net cash provided by (used in):
Operating activities	$(148)	$363
Investing activities	(34)	(87)
Financing activities	561	(28)

During the six months ended June 30, 2020, our primary use of cash was in operations, financing activities (including repurchases of our outstanding common stock at an aggregate cost of $115 million under our existing share repurchase program and payment of withholding taxes on net share settlements of our equity awards of $17 million), and investing activities (including capital expenditures incurred during the six months ended June 30, 2020 of $36 million).  This use of cash was funded primarily with cash on hand and cash equivalents, and financing activities, which includes $696 million in borrowings from our 2015 Credit Facility, net of financing costs.

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

Net cash used in operating activities for the six months ended June 30, 2020, increased by $511 million when compared to the same period in 2019, primarily due to a decrease in net income of $229 million and increase in use of working capital of $283 million, driven by working capital outflows primarily due to payments to travel suppliers related to deferred merchant payables for completed experiences, tours and rentals which significantly exceeded cash received from consumers as a result of a decline in consumer demand due to COVID-19 and its negative impact on our first half of 2020 bookings. This was partially offset by an increase in cash received from trade receivables, as cash collected primarily from pre-COVID-19 customer invoices for services provided significantly exceeded invoices for services provided to customers in the post-COVID-19 time period, as a result of a decline in consumer demand.

Net cash used in investing activities for the six months ended June 30, 2020 decreased by $53 million when compared to the same period in 2019, due to a decrease in net cash generated from the purchases and maturities of marketable securities of $49 million and a decrease in capital expenditures of $2 million.

Net cash provided in financing activities for the six months ended June 30, 2020 increased by $589 million when compared to the same period in 2019, primarily due to borrowings on our 2015 Credit Facility of $696 million, net of financing costs, and a decrease in payment of withholding taxes on net share settlements of equity awards of $9 million during the six months ended June 30, 2020, partially offset by share repurchases of our common stock under our share repurchase program of $115 million during the six months ended June 30, 2020.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of June 30, 2020, with the exception of $700 million in borrowing under the 2015 Credit Facility, as discussed above, which was subsequently repaid during the third quarter of 2020, there have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2019.

As of June 30, 2020, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our contractual obligations and commercial commitments.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011 and 2012 through 2016 tax years, under an employment tax audit by the IRS for the 2015 through 2017 tax years, and have various ongoing audits for state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of June 30, 2020, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia and our 2012 and 2013 standalone IRS audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of Tripadvisor’s standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $50 million to $60 million at the close of the audit if the IRS prevails. The estimated range takes into consideration competent authority relief and transition tax regulations, and is exclusive of interest, which would be significant. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2013 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for tax years 2009 through 2013.  We expect the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future.  Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all open subsequent years.

The Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project, and issued the Action 1 report in 2015 to address the tax challenges arising from digitalization. Since then, the OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. As the OECD/G20 Inclusive Framework drives toward a consensus long-term solution, several countries have introduced unilateral digital service tax initiatives which impose new types of non-income taxes, including taxes based on a percentage of revenue.  The Company is monitoring certain U.S. states and countries in which we do business, such as France, Italy, Spain, and the U.K., which have enacted or proposed similar taxes that will be applicable or are likely to be applicable during 2020.  During the six months ended June 30, 2020, we recorded $1 million of digital service tax to general and administrative expense on our unaudited condensed consolidated statement of operations; however we continue to assess the financial impact of new laws relating to digital services and taxation. Further, as additional U.S. states and countries introduce unilateral measures we will continue to monitor developments and determine the financial impact of these initiatives to the Company.

As a result of the 2017 Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax. Historically, we have asserted our intention to indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. In response to increased cash requirements in the U.S. related to our declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, we determined that we no longer consider $435 million of these foreign earnings to be indefinitely reinvested. During the year ended December 31, 2019, we recorded a deferred tax liability of $1 million for the U.S. state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that are not indefinitely reinvested. We intend to indefinitely reinvest $118 million of our foreign earnings in our non-US subsidiaries. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

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

There has been no material change in our market risk profile during the six months ended June 30, 2020, with the exception of the impacts from the COVID-19 pandemic. For a discussion of market conditions and impacts on the Company’s financials resulting from the COVID-19 pandemic, refer to “Note 1: Business Description and Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q, and for further information, Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations,” and to Part II, Item 1A, "Risk Factors”. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation and free speech, tax matters, regulatory compliance, personal injury and other claims. Rules and regulations promulgated by the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that we are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic has materially and adversely affected, and will likely continue to materially and adversely impact our business and financial performance for the foreseeable future.

The impact of COVID-19, including increased governmental restrictions and mandates globally, has caused material declines in demand within the travel, hospitality, restaurant and leisure industry that has dampened consumer demand for our products and services, which has adversely and materially affected our business, results of operations and financial condition. We believe the COVID-19 pandemic will continue to lead to disruptions in the global economy, travel industry and our business. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the response to the pandemic is ongoing, information is rapidly evolving, and the duration and severity of the pandemic are also uncertain and cannot be predicted. We do not have visibility into when these bans will be lifted, nor do we have visibility into the changes to consumer usage patterns on our platform or travel behavior patterns when travel bans and other government restrictions and mandates are lifted. We expect the COVID-19 pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a protracted local and/or global economic recession. Such economic disruption could have a material adverse effect on our business as consumers reduce their discretionary spending. Policymakers around the globe have responded with fiscal policy actions to support certain areas of the travel industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

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

Declines or disruptions in the travel industry have had a material adverse impact on the Company’s business, results of operations and financial condition. Increased and/or prolonged government restrictions and regulation, including various travel and mobility restrictions related to COVID-19, could continue to negatively impact our business, results of operations and financial condition and could cause the market price of our common stock to decline.

As a result of the COVID-19 pandemic, we began in late February 2020 to experience, and continue to experience, a significant decline in travel demand and increase in customer cancellations as compared to the similar timeframe in 2019. By the end of February and in March 2020, concerns about COVID-19 had intensified on a global basis and have materially and negatively impacted travel demand (and therefore our business), with widespread travel restrictions imposed by governments and businesses. Many jurisdictions have adopted laws, rules, regulations or decrees intended to address the COVID-19 pandemic, including implementing travel restrictions or restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas. Many airlines have also suspended or limited flights. In addition, many jurisdictions have limited social mobility and gathering, which could further negatively impact the services we provide.

As the COVID-19 pandemic develops, governments, corporations and other authorities may continue to implement restrictions or policies that adversely impact our business, or reinstate similar restrictions or policies, where previously lifted. Similarly, certain health authorities, such as the WHO and the Centers for Disease Control and Prevention, encourage social distancing and generally advise against gathering in public spaces to prevent the spread of COVID-19. We continue to work with our travelers and travel partners to address cancellations, requests for refunds, rebookings and other matters.

If we are unable to continue to attract a significant amount of visitors to our websites and mobile apps, to cost-effectively convert these visitors into revenue-generating users and to continue to engage our users, our revenue, financial results and business could be harmed.

Our long-term success depends on our continued ability to attract a significant number of visitors to our platforms in a cost-effective manner, to convert those visitors into revenue-generating users, or consumers, and then to continue to engage those consumers throughout the travel planning, booking and trip-taking phases. Our traffic and user engagement could be adversely affected by a number of factors, including but not limited to, increased competition; inability to provide quality content, inventory or supply to our consumers; declines or inefficiencies in traffic acquisition; reduced awareness of our brands; and macroeconomic conditions. Certain of our competitors have advertising campaigns expressly designed to drive traffic directly to their websites, and these campaigns may negatively impact traffic to our site. Our traffic growth could decline over time and our success could become increasingly dependent on our ability to increase levels of user engagement on our platform. There can be no assurances that we will continue to provide content and products in a manner that meets rapidly changing demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage users, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to our websites and negatively impact our business and financial performance.

We rely on internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with our products.  If links to our websites and apps are not displayed prominently, traffic to our platform could decline and our business would be negatively affected.

We rely heavily on internet search engines to generate a significant amount of traffic to our websites, principally through SEM (i.e., the purchase of travel-related keywords, or paid traffic) as well as through SEO (i.e., free traffic, or organic, search). The number of consumers we attract from search engines to our platform is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages, or SERPs. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our control and may change frequently. Search engines frequently update and change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our travel partners, or if competitive dynamics impact the cost or effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected. Furthermore, our failure to successfully manage our SEO and SEM strategies and/or other traffic acquisition strategies could result in a substantial decrease in traffic to our websites, as well as increased costs to the extent we replace free traffic with paid traffic.

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

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smartphones and tablets such as the iPad, coupled with web browsing functionality and development of thousands of useful apps available on these devices, is driving substantial online traffic and commerce to mobile platforms.  We have experienced a significant shift of business to mobile platforms and our advertising partners have also experienced a rapid shift of traffic to mobile platforms.  We anticipate that the rate of use of these devices will continue to grow. The functionality and user experience associated with these alternative devices, such as a smaller screen size or lack of a screen, may make the use of our platform through such devices more difficult.  Our websites and apps, when utilized on mobile phone devices, monetize at a significantly lower rate than desktops and advertising opportunities are more limited on these mobile devices.  Additionally, consumer purchasing patterns differ on alternative devices.  For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance.  Mobile consumers may also be unwilling to download multiple apps from multiple companies providing similar services or contribute high quality content through such devices.  As a result, the consumer experience with mobile apps and brand recognition are likely to become increasingly important.  We expect that the ways in which consumers engage with our platform will continue to change over time as consumers increasingly engage via alternative devices.

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

The global outbreak of COVID-19 has adversely affected global business activities and has resulted in significant uncertainty in the global economy and volatility in financial markets, including volatility in the market price of our common stock. The outbreak of communicable diseases, such as COVID-19, or the perception that such an outbreak could occur, has and may continue to result in a widespread public health crisis that could adversely affect the economies and financial markets of many countries, resulting in a decline in the market price of our common stock and an economic downturn and a worldwide recession that would negatively impact the travel industry and leisure travel. In particular, the economic slowdown resulting from the COVID-19 pandemic could result in a prolonged period of increased unemployment and a reduction in available budgets for both business and leisure travelers, which could further result in a significant decline in the amount of tourism and consumer spending and provoke changes in consumer spending habits. This may significantly decrease spending on the services we provide by both business and leisure travelers and have a material adverse impact on our business and results of operations. Additionally, if individual countries or regions experience deteriorating credit and economic conditions and/or significant fluctuations of currency values relative to other currencies, such as the U.S. dollar, it can lead to a negative impact on our foreign denominated net assets, revenues, operating expenses and net income as expressed in U.S. dollars.

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

•

We also face competition from different companies with respect to our Experiences & Dining segment. Our Experiences offerings compete with online travel agencies, such as Airbnb, Booking, GetYourGuide and Klook; traditional travel agencies; online travel service providers; and wholesalers, among others.  Our Dining offerings compete with other online restaurant reservation services, such as SeatMe (owned by Yelp) and OpenTable (a subsidiary of Booking).

There has been a proliferation of new channels through which service providers can offer accommodations, experiences and restaurant reservations.  Metasearch services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant’s brand to drive consumers directly to its website. Some of our competitors and potential competitors offer a variety of online services, many of which are used by competitors more frequently than online travel services.  In addition, in some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. Many of our competitors (such as Google, Booking and Trip.com Group Limited) have significantly greater financial, technical, marketing and other resources than us and have more expertise in developing online commerce and facilitating internet traffic as well as large client bases. They also have the ability to leverage other aspects of their business to enable them to compete more effectively against us. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product ("Google Flights") and a hotel metasearch product ("Google Hotel Ads") that are growing rapidly, as well as its "Book on Google" reservation functionality and its Google Trips app.

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

As the industry shifts towards online travel services and the technology supporting it continues to evolve, including platforms such as mobile phone and tablet computing devices, competition is likely to intensify. Competition in our industry may result in pricing pressure, loss of market share and/or decreased user engagement, any of which could adversely affect our business and financial performance.

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

We strive to create the best experience for our users, providing them with the information, products and tools to enable them to plan, book, and experience the perfect trip. We believe that in doing so we will increase our rates of traffic conversion (i.e., converting users) to clicks and/or bookings, our revenue and, ultimately, our financial performance over the long-term. We have taken actions in the past and may continue to make decisions in the future that have the effect of reducing our short-term revenue or profitability if we believe that the decisions benefit the overall user experience. For example, we may introduce new products or changes to existing products or the user experience that decrease rates of traffic conversion but increases revenue. In addition, our approach of putting users first may negatively impact our relationship with existing or prospective partners. These actions and practices could result in a loss of partners, which in turn could harm our results of operations. The short-term reductions in revenue or profitability could be more severe than we anticipate or these decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with consumers and travel partners, and our business and results of operations could be harmed. In addition, if new or enhanced products fail to engage users or if we are unsuccessful in our effort to monetize these initiatives, we may fail to generate sufficient revenue, profit margin or other value to justify our investments, in which case our business and results of operations would be adversely affected.

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

We believe that certain metrics are key to our business. As both the industry in which we operate and our businesses continue to evolve, so too might the metrics by which we evaluate our businesses and the company. In addition, while the calculation of the metrics we use is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and have a number of limitations and, furthermore, our methodologies for tracking these metrics may change over time. For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some consumers may restrict our ability to accurately identify them across visits, some mobile apps automatically contact our servers for regular updates with no user action, and we are not always able to capture user information on all of our platforms. As such, the calculations of our unique visitors (or unique users) may not accurately reflect the number of people actually visiting our platforms. We continue to improve upon our tools and methodologies to capture data and believe that our current metrics are accurate; however, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of our data. Also if the internal tools we use to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data we report may not be accurate.  Finally, we may, in the future, identify new or other metrics that enable us to more accurately evaluate our business.  Accordingly, readers should not place undue reliance on these metrics.

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

As of June 30, 2020, the Company had approximately 150 employees who remained furloughed, and reduced (or are in the process of reducing) our headcount by more than 900 employees. This reduction in workforce results in the loss of institutional knowledge, relationships, or expertise for critical roles, which may not be effectively transferred to employees who remain with the Company  This reduction could also have a negative impact on employee morale and productivity, make it more difficult to retain valuable key employees that have not been terminated, divert attention from operating our business, create personnel capacity constraints and hamper our ability to grow, develop innovative products and compete, any of which could adversely impact our business and reputation and may impede the Company’s ability to operate or meet strategic objectives. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. As travel recovers from the COVID-19 pandemic, we will need to replace some or all of those roles with qualified individuals in the areas of software engineers, developers, product management and development personnel, and other technology professionals, which is typically a time-consuming process. As a global company, we aim to attract quality employees from all over the world, so any restrictions on travel for professional or personal purposes may cause significant disruption to our businesses or negatively affect our ability to attract and retain employees on a global basis. In addition, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities and/or other benefits.  If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.

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

During the six months ended June 30, 2020, the Company borrowed $700 million under our 2015 Credit Facility. On July 9, 2020, we completed the sale of $500 million aggregate principal amount of 7.000% Senior Notes due 2025. The Company has subsequently used all the net proceeds from the Senior Notes, or $490 million, net of approximately $10 million in debt issuances costs, to repay a portion of our 2015 Credit Facility borrowings that existed as of June 30, 2020.  We intend to use the amounts available under our 2015 Credit Facility to reinforce our liquidity position and provide financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. We are subject to risks relating to our potential indebtedness that include:

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

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our 2015 Credit Facility and the Indenture pursuant to which we issued the Senior Notes both allow us to incur additional debt subject to certain limitations and approvals; however, pursuant to a recent amendment to the 2015 Credit Facility, we have pledged our assets and the equity interests of our subsidiaries.  As a result, there is no assurance that additional financing will be available to us on terms favorable to us, if at all. In addition, if new debt is added to the then existing debt levels, the risks described above could intensify.

Our 2015 Credit Facility, as amended, requires us to meet certain financial covenants and our 2015 Credit Facility and the Indenture impose certain negative covenants on the Company and our operations.  The failure to meet these financial covenants and comply with these covenants could have a material adverse effect on our ability to operate our business, meet us.

We are party to a credit agreement providing for our 2015 Credit Facility, which facility was recently amended. We are also party to an Indenture that governs our Senior Notes.  These agreements contain various covenants, including those that limit our ability to, among other things:

•	Incur indebtedness;
•	Pay dividends on, redeem or repurchase our capital stock;
•	Effect share repurchases;
•	Enter into secured financing arrangements;
•	Enter into sale and leaseback transactions; and
•	Enter into unrelated businesses.

In addition, our 2015 Credit Facility requires that we meet certain financial tests, including a minimum liquidity threshold and/or leverage ratio test. These covenants may limit our ability to optimally operate our business. Any failure to comply with the restrictions of our 2015 Credit Facility or our Senior Notes may result in an event of default under the agreements governing such debt instruments.  Such default may allow the creditors to accelerate the debt incurred thereunder. In addition, lenders under the 2015 Credit Facility may be able to terminate any commitments they had made to supply us with further funds (including periodic rollovers of existing borrowings).

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

Due to the global nature of our business, we are subject to income taxes in the U.S. and other foreign jurisdictions. In the event we incur net income in certain jurisdictions but incur losses in other jurisdictions, we generally cannot offset the income from one jurisdiction with the loss from another. This lack of flexibility could affect our effective income tax rate. Furthermore, significant judgment is required to calculate our worldwide provision for income taxes and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.

We believe our tax estimates are reasonable. However, we are routinely under audit by federal, state and foreign taxing authorities. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which would affect our effective income tax rate and harm our financial position and results of operations. As we operate in numerous taxing jurisdictions, the application of tax laws can also be subject to diverging and sometimes conflicting interpretations by taxing authorities of these jurisdictions. It is not uncommon for taxing authorities of different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. For example, the OECD has recently recommended changes to numerous long-standing international tax principles. If countries amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact our tax liabilities. Any of these changes could affect our financial performance.

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

The income tax effects of the accounting for share-based compensation may significantly impact our effective income tax rate. In periods in which our stock price is higher than the grant-date price of the share-based compensation awards vesting in that period, we will recognize excess tax benefits that will increase our income tax benefit. In periods in which our stock price is lower than the grant-date price of the share-based compensation awards vesting in that period, our tax benefit will decrease.

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

The 2017 Tax Act has resulted in significant changes to the U.S. corporate income tax system. The tax law changes by the 2017 Tax Act are broad and complex and there are still uncertainties about how the 2017 Tax Act will be interpreted at both the U.S. federal and state levels.  The U.S. Treasury Department, the IRS and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. This could materially change the taxes that we have recorded since 2017, and the expected future impact of the 2017 Tax Act on our business.

On March 27, 2020, the CARES Act was enacted. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment.  In addition to benefitting from the net operating loss carryback provisions as described in “Note 9: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q, we also anticipate benefitting from modifications to the net interest deduction limitations, the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100% tax bonus depreciation, and potentially other provisions within the CARES Act.

The OECD has been working on a Base Erosion and Profit Shifting Project, and issued the Action 1 report in 2015 to address the tax challenges arising from digitalization. Since then, the OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. As the OECD/G20 Inclusive Framework drives toward a consensus long-term solution, several countries have introduced unilateral digital service tax initiatives which impose new types of non-income taxes, including taxes based on a percentage of revenue.  The Company is monitoring certain U.S. states and countries in which we do business, such as France, Italy, Spain, and the U.K., which have enacted or proposed similar taxes that will be applicable or are likely to be applicable during 2020.  We recorded an estimate of $1 million for digital service tax to general and administrative expense on our unaudited condensed consolidated statement of operations during the six months ended June 30, 2020, however we continue to assess the financial impact of these new laws. Further, as additional U.S. states and countries introduce unilateral measures we will continue to monitor developments and determine the financial impact of these initiatives to the Company.

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

We continue to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, we are currently under IRS audit for the 2009, 2010, and 2011 tax years. In connection with that audit, we received, in January 2017 and April 2019, Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years, which would result in an increase in our worldwide income tax expense. For the pre Spin-Off years, the proposed adjustments would result in an increase to our worldwide income tax expense in an estimated range totaling $25 million to $30 million, after consideration of competent authority relief, and would be subject to significant interest. We have requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for tax years 2009 through 2013.  We expect the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future.  Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all open subsequent years. The outcome of these matters or any other audits could subject us to significant tax liabilities.

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

Liberty Tripadvisor Holdings, Inc., or LTRIP, effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of our common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires separate class votes), including but not limited to, corporate transactions such as mergers, business combinations or dispositions of assets, the authorization or issuance of new equity or debt securities and determinations with respect to our business direction and policies. Our Chairman, Gregory Maffei, and Directors Greg O’Hara and Albert Rosenthaler, also serve as officers and directors of LTRIP. LTRIP may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders may not agree or that may be adverse to other stockholders’ interests. LTRIP is not restricted from investing in other businesses involving or related to our business. LTRIP’s control of us, as well as the existing provisions of our organizational documents and Delaware law, may discourage or prevent a change of control that might otherwise be beneficial, which may reduce the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2020, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

On January 31, 2018, Tripadvisor’s Board of Directors authorized up to $250 million of share repurchases. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program. This repurchase program has no expiration date but may be suspended or terminated by our Board of Directors at any time. The Company did not repurchase any shares of outstanding common stock during the three months ended June 30, 2020 under the share repurchase program. During the six months ended June 30, 2020, we repurchased 4,707,450 shares of our outstanding common stock at an average share price of $24.32 per share, exclusive of fees and commissions, or $115 million in the aggregate. As of June 30, 2020, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program.

While the Board of Directors has not suspended or terminated the share repurchase program, the terms of our Second Amendment currently prohibit the Company from engaging in share repurchases and the terms of our Indenture impose certain limitations and restrictions on share repurchases. Refer to “Note 8: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information about our Second Amendment and Note 15: Subsequent Events” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information about the Indenture.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 9, 2020, the Company completed the sale of $500 million aggregate principal amount of 7.000% senior notes due 2025 (the “Senior Notes”), pursuant to a purchase agreement, dated July 7, 2020, among the Company, the guarantors party thereto (the “Guarantors”) and the initial purchasers party thereto. The Senior Notes were issued pursuant to an indenture, dated July 9, 2020 (the “Indenture”), among the Company, the Guarantors and Wilmington Trust, National Association, as trustee. The Indenture provides, among other things, that interest will be payable on the Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2021, until the maturity date of July 15, 2025. The Senior Notes are senior unsecured obligations of the Company and will be guaranteed on a senior unsecured basis by each of its existing and future wholly owned domestic restricted subsidiaries that guarantees the credit facility or that guarantees certain of our other indebtedness or indebtedness of a guarantor.

The Company has the option to redeem all or a portion of the Senior Notes at any time on or after July 15, 2022 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. The Company may also redeem all or any portion of the Senior Notes at any time prior to July 15, 2022, at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest, if any. In addition, before July 15, 2022, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at the redemption price set forth in the Indenture, provided that certain conditions are met. Under certain circumstances, until 120 days after the issue date, the Company may redeem in the aggregate up to 40% of the aggregate principal amount of the Senior Notes in an amount not to exceed the amount of the net cash proceeds of any loan received pursuant to a Regulatory Debt Facility (as defined in the Indenture), so long as at least 60% of the aggregate principal amount of the notes remain outstanding after each such redemption. Subject to certain limitations, in the event of a Change of Control Triggering Event (as defined in the Indenture), the Company will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The Indenture contains covenants that, among other things, restrict the ability of the Company and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; create restrictions affecting the ability of restricted subsidiaries that are non-guarantors to make distributions, loans or advances or transfer assets to the Company or the guarantors; enter into certain transactions with the Company’s affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and merge, consolidate or transfer or sell all or substantially all of the Company’s assets. These covenants are subject to a number of important exceptions and qualifications.

The Indenture provides for customary events of default, which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest; breach of other agreements in the indentures; defaults in failure to pay certain other indebtedness; the rendering of judgments to pay certain amounts of money against the Company and certain of its subsidiaries; the failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.

The foregoing description of the Senior Notes does not purport to be complete and is qualified in its entirety by reference to the full text of the Senior Notes referenced as Exhibit 4.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
4.1	Indenture, dated July 9, 2020, among Tripadvisor, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.		8-K	001-35362	4.1	7/9/20
4.2	Form of the Senior Notes (included in Exhibit 4.1)		8-K	001-35362	4.1	7/9/20
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

August 6, 2020