Form 10-Q
period 2020-09-30
TripAdvisor, Inc.
filed 2020-11-05
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at November 2, 2020
Common Stock, $0.001 par value per share	121,725,450 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended September 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue (Note 3)	$151	$428	$488	$1,225

Costs and expenses:
Cost of revenue (1)(2)	13	25	42	73
Selling and marketing (2)	70	176	249	534
Technology and content (2)	46	76	166	224
General and administrative (2)	35	51	129	138
Depreciation and amortization	30	32	94	92
Impairment of goodwill (Note 7)	3	—	3	—
Restructuring and other related reorganization costs (Note 10)	—	—	42	—
Total costs and expenses:	197	360	725	1,061
Operating income (loss)	(46)	68	(237)	164
Other income (expense):
Interest expense	(13)	(2)	(22)	(5)
Interest income	1	5	3	14
Other income (expense), net (Note 14)	—	2	(9)	—
Total other income (expense), net	(12)	5	(28)	9
Income (loss) before income taxes	(58)	73	(265)	173
(Provision) benefit for income taxes (Note 9)	10	(23)	48	(63)
Net income (loss)	$(48)	$50	$(217)	$110

Earnings (loss) per share attributable to common stockholders (Note 4):
Basic	$(0.36)	$0.36	$(1.61)	$0.79
Diluted	$(0.36)	$0.36	$(1.61)	$0.78
Weighted average common shares outstanding (Note 4):
Basic	134	139	135	139
Diluted	134	140	135	141

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$1	$3	$2	$7
Amortization of website development costs included in depreciation	16	15	50	47
	$17	$18	$52	$54

(2) Includes stock-based compensation expense as follows (Note 5):
Cost of revenue	$—	$—	$1	$1
Selling and marketing	$4	$5	$12	$17
Technology and content	$12	$13	$32	$40
General and administrative	$12	$11	$35	$33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(48)	$50	$(217)	$110
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	13	(10)	7	(13)
Reclassification adjustment for net losses included in net income (loss)	—	—	1	—
Total other comprehensive income (loss), net of tax	13	(10)	8	(13)
Comprehensive income (loss)	$(35)	$40	$(209)	$97

(1)	The deferred income tax liability related to foreign currency translation adjustments is not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents (Note 6)	$446	$319
Accounts receivable and contract assets, net of allowance for credit losses of $33 and $25, respectively (Note 2, Note 3)	91	183
Income taxes receivable	50	4
Prepaid expenses and other current assets	26	27
Total current assets	613	533
Property and equipment, net of accumulated depreciation of $365 and $319, respectively	250	270
Operating lease right-of-use assets	60	74
Intangible assets, net of accumulated amortization of $194 and $173, respectively	91	110
Goodwill (Note 7)	843	840
Deferred income taxes, net	5	7
Non-marketable investments (Note 6)	40	55
Other long-term assets, net of allowance for credit losses of $5 and $0, respectively	94	95
TOTAL ASSETS	$1,996	$1,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14	$11
Deferred merchant payables	38	159
Deferred revenue (Note 3)	31	62
Accrued expenses and other current liabilities (Note 10)	148	203
Total current liabilities	231	435
Long-term debt (Note 8)	490	—
Deferred income taxes, net	10	8
Other long-term liabilities	357	380
Total Liabilities	1,088	823

Commitments and contingencies (Note 11)
Stockholders’ equity: (Note 12)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 140,515,819 and 138,698,307, respectively
Shares outstanding: 121,671,205 and 124,581,773, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,224	1,150
Retained earnings	461	681
Accumulated other comprehensive income (loss)	(55)	(63)
Treasury stock-common stock, at cost, 18,844,614 and 14,116,534 shares, respectively	(722)	(607)
Total Stockholders’ Equity	908	1,161
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,996	$1,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended September 30, 2020
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of June 30, 2020	140,412,251	$—	12,799,999	$—	$1,193	$509	$(68)	(18,844,614)	$(722)	$912
Net income (loss)						(48)				(48)
Other comprehensive income (loss)							13			13
Issuance of common stock related to exercises of options and vesting of RSUs	103,568	—			—					—
Withholding taxes on net share settlements of equity awards					(1)					(1)
Stock-based compensation					32					32
Balance as of September 30, 2020	140,515,819	$—	12,799,999	$—	$1,224	$461	$(55)	(18,844,614)	$(722)	$908
	Nine months ended September 30, 2020
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2019	138,698,307	$—	12,799,999	$—	$1,150	$681	$(63)	(14,116,534)	$(607)	$1,161
Net income (loss)						(217)				(217)
Cumulative effect adjustment from adoption of new accounting guidance (Note 2)						(3)				(3)
Other comprehensive income (loss)							8			8
Issuance of common stock related to exercises of options and vesting of RSUs	1,817,512	—			—					—
Repurchase of common stock (Note 12)								(4,707,450)	(115)	(115)
Withholding taxes on net share settlements of equity awards					(18)					(18)
Stock-based compensation					92					92
Other								(20,630)	—	—
Balance as of September 30, 2020	140,515,819	$—	12,799,999	$—	$1,224	$461	$(55)	(18,844,614)	$(722)	$908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended September 30, 2019
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of June 30, 2019	138,525,158	$—	12,799,999	$—	$1,081	$1,106	$(65)	(12,056,688)	$(547)	$1,575
Net income (loss)						50				50
Other comprehensive income (loss)							(10)			(10)
Issuance of common stock related to exercises of options and vesting of RSUs	90,690	—			—					-
Withholding taxes on net share settlements of equity awards					(1)					(1)
Stock-based compensation					34					34
Balance as of September 30, 2019	138,615,848	$—	12,799,999	$—	$1,114	$1,156	$(75)	(12,056,688)	$(547)	$1,648

	Nine months ended September 30, 2019
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2018	137,158,010	$—	12,799,999	$—	$1,037	$1,043	$(62)	(12,056,688)	$(547)	$1,471
Net income (loss)						110				110
Cumulative effect adjustment from adoption of new accounting guidance						3				3
Other comprehensive income (loss)							(13)			(13)
Issuance of common stock related to exercises of options and vesting of RSUs	1,457,838	—			2					2
Withholding taxes on net share settlements of equity awards					(28)					(28)
Stock-based compensation					103					103
Balance as of September 30, 2019	138,615,848	$—	12,799,999	$—	$1,114	$1,156	$(75)	(12,056,688)	$(547)	$1,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended September 30,
	2020	2019
Operating activities:
Net income (loss)	$(217)	$110
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	94	92
Stock-based compensation expense (Note 5)	80	91
Deferred income tax expense	5	12
Provision for expected credit losses	19	8
Impairment of goodwill	3	—
Other, net	10	—
Changes in operating assets and liabilities, net of effects from acquisitions and other investments:
Accounts receivable and contract assets, prepaid expenses and other assets	78	(18)
Accounts payable, accrued expenses and other liabilities	(39)	5
Deferred merchant payables	(120)	36
Income tax receivables/payables, net	(62)	18
Deferred revenue	(31)	10
Net cash provided by (used in) operating activities	(180)	364

Investing activities:
Capital expenditures, including internal-use software and website development	(46)	(60)
Purchases of marketable securities	—	(118)
Maturities of marketable securities	—	40
Other investing activities, net	—	(2)
Net cash used in investing activities	(46)	(140)

Financing activities:
Repurchase of common stock (Note 12)	(115)	—
Proceeds from 2015 credit facility (Note 8)	700	—
Payment of financing costs from amendment of 2015 credit facility (Note 8)	(4)	—
Payments to 2015 credit facility (Note 8)	(700)	—
Proceeds from issuance of Senior Notes (Note 8)	500	—
Payment of financing costs from issuance of Senior Notes (Note 8)	(10)	—
Proceeds from exercise of stock options	—	2
Payment of withholding taxes on net share settlements of equity awards	(18)	(28)
Payments of finance lease obligation	(4)	(4)
Net cash provided by (used in) financing activities	349	(30)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(11)
Net increase in cash, cash equivalents and restricted cash	127	183
Cash, cash equivalents and restricted cash at beginning of period	319	655
Cash, cash equivalents and restricted cash at end of period	$446	$838

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

Under our flagship brand, Tripadvisor, we launched www.Tripadvisor.com in the U.S. in 2000. Since then, we have launched localized versions of the Tripadvisor website in 48 markets and 28 languages worldwide. Tripadvisor features 878 million reviews and opinions on 8.8 million places to stay, places to eat and things to do – including 1.5 million hotels, inns, B&Bs and specialty lodging, 790,000 rental properties, 4.7 million restaurants, 1.3 million travel activities and experiences worldwide, 500,000 airlines, and 30,000 cruises. Tripadvisor’s rich content and engaged community attract the world’s largest travel audience, based on the hundreds of millions of unique visitors that visit our sites each month.

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

As of September 30, 2020, Liberty TripAdvisor Holdings, Inc. (“LTRIP”) beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 14.9% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 23.0% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share,

LTRIP may be deemed to beneficially own equity securities representing 58.5% of our voting power. We had no related party transactions with LTRIP during the three and nine months ended September 30, 2020 and 2019, respectively.

Risks and Uncertainties

We continue to be subject to risks and uncertainties as a result of the COVID-19 pandemic. COVID-19 has caused material and adverse declines in consumer demand within the travel, hospitality, restaurant, and leisure industry. The pandemic’s proliferation, concurrent with travel bans, varying levels of governmental restrictions and mandates globally to limit the spread of the virus, has dampened consumer demand for our products and services, and impacted consumer sentiment and discretionary spending patterns, all of which have adversely and materially impacted our results of operations, liquidity and financial condition during the three and nine months ended September 30, 2020. In addition, given the volatility in global markets and economies and the financial difficulties faced by many of our travel suppliers and restaurant customers, we have materially increased our provision for expected credit losses (also referred to as provision for bad debt or provision for uncollectible accounts) on our accounts receivables (see “Note 3: Revenue Recognition”). Moreover, we may continue to incur, higher than normal cash outlays to refund consumers for cancellations of prepaid bookings (see “Note 3: Revenue Recognition”). Any increase in our provision for expected credit losses and cash outlays to consumers would also have a corresponding adverse effect on our results of operations and related cash flows.

While we have seen varying degrees of containment of the virus in certain countries and some signs of travel recovery, the degree of containment and the recovery in travel has varied region-to-region globally, as well as state-to-state in the U.S., and there have been instances where cases of COVID-19 have started to increase again after a period of decline. We do not have visibility into when remaining bans will be lifted, where additional bans may be initiated, or where bans that have been previously lifted will be reinstated due to resurgence of the virus, nor do we have forward-looking visibility into the short or long-term changes to consumer usage patterns on our platform or travel behavior patterns when travel bans and other government restrictions and mandates are fully lifted. Therefore, the ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations, liquidity and financial condition remains highly uncertain and difficult to predict, as the response to the pandemic continues to be ongoing and shifting, and the ultimate duration and severity of the pandemic remains uncertain and unpredictable. However, we continue to believe the travel, hospitality, restaurant, and leisure industry, and our business, will continue to be adversely and materially affected while the pandemic continues to proliferate and travel bans and other government restrictions and mandates continue to remain in place or be reinstated, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic to varying degrees, and it is possible that it could result in a protracted local and/or global economic recession. Such economic disruption could also have a material adverse effect on our business as consumers reduce their discretionary spending. Policymakers around the globe have responded with fiscal policy actions to support certain areas of the travel industry and economy as a whole. The continued magnitude and overall effectiveness of these actions remain uncertain.

In response to the impact of COVID-19, we have taken several steps to further strengthen our financial position and balance sheet, and maintain financial liquidity and flexibility, including by significantly reducing our ongoing operating expenses and headcount, by borrowing funds of $700 million from our 2015 Credit Facility in the first quarter of 2020 (subsequently repaid during the third quarter of 2020), amending our 2015 Credit Facility, which included short-term financial covenant relief, and raising additional financing through the issuance of $500 million in Senior Notes by the Company in July 2020, all of which are described in more detail in “Note 8: Debt” and “Note 10: Accrued Expenses and Other Current Liabilities”.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), an emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous income tax provisions. Some of these income tax provisions are effective retroactively for fiscal years ended before the date of enactment. As a result of the CARES Act, we have recorded an income tax benefit of $3 million and $22 million during the three and nine months ended September 30, 2020, respectively.  For further details of income tax benefits recorded by us under the CARES Act, refer to “Note 9: Income Taxes”.

In addition, certain governments have passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid, and some of these governments have extended or are considering extending these programs. We have participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme and certain other jurisdictions' programs. In addition, in certain countries, such as within the European Union, Singapore, Australia, and other jurisdictions, we are also participating in programs where government assistance is in the form of wage subsidies and reductions in wage-related employer taxes paid by us. During the three and nine months ended September 30, 2020, we recognized government grants and other assistance benefits of $3 million and $10 million, respectively, of which $5 million has been received as of September 30, 2020. These amounts are recorded as a reduction of personnel and overhead costs in the unaudited condensed consolidated statements of operations. As of September 30, 2020, we have recorded a receivable of $5 million, included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets, for payments expected to be received for the programs where we have met the qualifying requirements and it is probable that payment will be received. These payments, primarily related to qualified payroll tax credits under the CARES Act, are expected to be received in 2020.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business disruptions and continue to adversely and materially impact our results of operations. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, partners’ advertising investments, and therefore our revenue and profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. However, due to the impact of COVID-19 on our business, we did not experience our typical seasonal pattern for revenue and profit during the three and nine months ended September 30, 2020. In addition, cash outflows to travel suppliers related to deferred merchant payables significantly exceeded cash received from travelers during the first nine months of 2020, primarily reflecting the decline in consumer demand for our products and cancellations of reservations related to COVID-19, contributing significantly to unfavorable working capital trends and material negative operating cash flow during the nine months ended September 30, 2020. It is difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the ultimate extent and duration of the impact from COVID-19, the timing of development and widespread availability of a vaccine, and the shape and timing of a recovery. In addition, significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

Available-for-sale debt securities. The Company's investment portfolio at any point in time may contain investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, term deposits, and money market funds. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the expected credit loss risk by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of September 30, 2020, the Company had no available-for-sale-debt securities.

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
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, we satisfy a performance obligation

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the three and nine months ended September 30, 2020 and 2019 related to performance obligations satisfied in prior periods, respectively. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing. The application of our revenue recognition policies and a description of our principal activities, organized by segment, from which we generate our revenue, are presented below.

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

Tripadvisor-branded Display and Platform Revenue. We offer advertising partners the ability to promote their brands through display-based advertising placements on our websites across all of our segments and business units. Our display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. We also sell display-based advertising to OTAs and other travel related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or CPM, basis. The performance obligation in our display-based advertising arrangements is to display a number of advertising impressions on our websites and we recognize revenue for impressions as they are delivered. Services are generally billed monthly. We have applied the practical expedient to measure progress toward completion, as we have the right to invoice the customer in an amount that directly corresponds with the value to the customer of our performance to date, which is measured based on impressions delivered.

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

We also provide information and services for consumers to research and book restaurants in popular travel destinations through our dedicated online restaurant reservations offering, TheFork, and on our Tripadvisor-branded websites and mobile apps. We primarily generate transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by our restaurant customers. We invoice restaurants monthly for transaction fees. To a lesser extent, we also generate subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services, marketing analytic tools, and menu syndication services provided by TheFork and Tripadvisor. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription fees are generally billable in advance of service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied. In addition, we also offer restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on our website. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of users who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for media advertising placements that our restaurant partners pay are based on a pre-determined contractual rate. We record this click-based advertising revenue as the click occurs and diner leads are sent to the restaurant partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our restaurant partners on a monthly basis consistent with the timing of the service.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Major products/revenue sources (1):	(in millions)
Hotels, Media & Platform
Tripadvisor-branded hotels	$67	$197	$235	$624
Tripadvisor-branded display and platform	13	41	52	122
Total Hotels, Media & Platform	80	238	287	746

Experiences & Dining	53	141	150	346
Other (2)	18	49	51	133
Total Revenue	$151	$428	$488	$1,225
(1)	Our revenue is recognized primarily at a point in time for all reported segments.
(2)	Other consists of the combination of our Rentals, Flights & Car, Cruises, and Tripadvisor China business units and does not constitute a reportable segment.

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers (in millions):

	September 30, 2020	December 31, 2019
Accounts receivable	80	176
Contract assets	11	7
Total	$91	$183

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction.  During the nine months ended September 30, 2020, we recorded approximately $8 million of incremental allowance for expected credit losses on accounts receivable and contract assets, when compared to the same period in 2019, including estimated future losses in consideration of the impact of COVID-19 pandemic on the economy and the Company. Actual future bad debt could differ materially from this estimate resulting from changes in our assumptions of the duration and ultimate severity of the impact of the COVID-19 pandemic.

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheets. As of January 1, 2020, we had $62 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $5 million and $49 million were recognized as revenue and $1 million and $11 million were refunded due to cancellations by travelers during the three and nine months ended September 30, 2020, respectively. As of January 1, 2019, we had $63 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $10 million and $56 million were recognized as revenue and $2 million was refunded due to cancellations by travelers during the nine months ended September 30, 2019. During the three months ended September 30, 2019, refunds due to cancellations by travelers were not material. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the three and nine months ended September 30, 2020 and 2019 related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic continues, we may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations and tour bookings, which have been reserved by travelers and recorded as deferred revenue on our consolidated balance sheet as of September 30, 2020.

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

In periods of a net loss, common equivalent shares are excluded from the calculation of Diluted EPS as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the three and nine months ended September 30, 2020, Diluted EPS is the same as Basic EPS, since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(48)	$50	$(217)	$110
Denominator:
Weighted average shares used to compute Basic EPS	134,436	139,324	134,963	138,937
Weighted average effect of dilutive securities:
Stock options	—	29	—	207
RSUs/MSUs	—	1,028	—	1,674
Weighted average shares used to compute Diluted EPS	134,436	140,381	134,963	140,818
Basic EPS	$(0.36)	$0.36	$(1.61)	$0.79
Diluted EPS	$(0.36)	$0.36	$(1.61)	$0.78

Potential common shares, consisting of outstanding stock options, service and performance-based restricted stock units (“RSUs”) and market-based restricted stock units (“MSUs”), totaling approximately 14.5 million shares and 15.3 million shares for the three and nine months ended September 30, 2020, respectively, and approximately 7.9 million shares and 5.8 million shares for the three and nine months ended September 30, 2019, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of certain performance-based awards of approximately 0.6 million shares for both the three and nine months ended September 30, 2020, respectively, and approximately 0.7 million shares for both the three and nine months ended September 30, 2019, respectively, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. In addition, our non-vested RSUs are entitled to dividend equivalents, which will be payable to the holder subject to, and only upon vesting of, the underlying awards and are therefore forfeitable. Given such dividend equivalents are forfeitable, we do not consider them to be participating securities and, consequently, they are not subject to the two‑class method of determining earnings per share.

NOTE 5: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Cost of revenue	$—	$—	$1	$1
Selling and marketing	4	5	12	17
Technology and content	12	13	32	40
General and administrative	12	11	35	33
Total stock-based compensation expense	28	29	80	91
Income tax benefit from stock-based compensation	(6)	(7)	(17)	(21)
Total stock-based compensation expense, net of tax	$22	$22	$63	$70

We capitalized $4 million and $11 million of stock-based compensation expense as internal-use software and website development costs during the three and nine months ended September 30, 2020, respectively, and $5 million and $14 million during the three and nine months ended September 30, 2019, respectively.

Stock-Based Award Activity and Valuation

2020 Stock Option Activity

A summary of our stock option activity, consisting primarily of service-based non-qualified stock options, during the nine months ended September 30, 2020, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2019	6,017	$50.27
Granted	1,091	25.29
Exercised	(2)	17.22
Cancelled or expired	(1,220)	46.10
Options outstanding at September 30, 2020	5,886	$46.52	5.5	$—
Exercisable as of September 30, 2020	3,360	$55.74	3.5	$—
Vested and expected to vest after September 30, 2020 (1)	5,886	$46.52	5.5	$—

(1)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of September 30, 2020 was $19.59. The total intrinsic value of stock options exercised for the nine months ended September 30, 2020 and 2019 was not material and $2 million, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Nine months ended
	September 30,
	2020	2019
Risk free interest rate	1.16%	2.40%
Expected term (in years)	5.30	5.19
Expected volatility	43.25%	42.15%
Expected dividend yield	— %	— %
Weighted-average grant date fair value	$10.08	$21.69

The total fair value of stock options vested was $12 million and $11 million for the nine months ended September 30, 2020 and 2019, respectively.

2020 RSU Activity

A summary of our RSU activity during the nine months ended September 30, 2020 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2019	8,469	$45.42
Granted	6,244	24.48
Vested and released (1)	(2,542)	46.45
Cancelled	(3,452)	37.59
Unvested RSUs outstanding as of September 30, 2020	8,719	$32.65	$171

(1)   Inclusive of 669,525 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the Tripadvisor, Inc. 2018 Stock and Annual Incentive Plan (the “2018 Plan”) and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

On May 8, 2020, the Company entered into an amendment to the employment agreement (“Amendment”) with Ernst Teunissen, the Company’s Chief Financial Officer and Senior Vice President. The Amendment, among other things, provides for a target payment (“Bonus Award”) in an amount equal to the difference between a maximum payment of $7 million and the aggregate intrinsic value of Mr. Teunissen’s RSU and stock options that vest between May 1, 2020 and May 31, 2022 (the “Target Period”), as measured using the average market price of the Company’s common stock for ten trading days immediately prior to May 31, 2022. On a quarterly basis, management estimates the Bonus Award and accrues this amount ratably over the Target Period. As of September 30, 2020, we have accrued $1 million for the Bonus Award in other long-term liabilities on the unaudited condensed consolidated balance sheet. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

On May 27, 2020 and July 15, 2020, the Compensation Committee of the Board of Directors, approved modifications to the Company’s annual RSU and stock option grants, respectively, issued to its employees in the first quarter of 2020. Such modifications reduced the original grant-date vesting period from four years to two years. We estimate these modifications resulted in the acceleration and recognition of an additional $6 million and $11 million of stock-based compensation expense during the three and nine months ended September 30, 2020, respectively, given the modified vesting term. There was no change to the original fair value of the impacted RSUs or stock options as a result of this modification. This modification did not apply to the RSU and stock option grants to Mr. Teunissen in light of the separate arrangement, as described above.

A summary of our MSU activity during the nine months ended September 30, 2020 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2019	389	$40.99
Granted (1)	133	28.15
Vested and released	―	―
Cancelled	(59)	51.82
Unvested MSUs outstanding as of September 30, 2020	463	$35.92	$9

(1)

MSUs provide for vesting based upon the Company’s total shareholder return, or TSR, performance over the period commencing January 1, 2020 through December 31, 2022 relative to the TSR performance of the Nasdaq Composite Total Return Index. Based upon actual attainment relative to the target performance metric, the grantee has the ability to receive up to 200% of the target number of MSUs originally granted, or to receive none at all. These MSUs were granted under the 2018 Plan.

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

Total current income tax benefits associated with the exercise or settlement of Tripadvisor stock-based awards held by our employees was $1 million and $14 million during the three and nine months ended September 30, 2020, respectively, and $1 million and $23 million during the three and nine months ended September 30, 2019, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at September 30, 2020 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs/MSUs
Unrecognized compensation expense	$22	$193
Weighted average period remaining (in years)	1.9	1.9

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

Cash, Cash Equivalents and Marketable Securities

Our cash and cash equivalents consist of cash on hand in global financial institutions available on demand. We had no outstanding investments classified as either short-term or long-term marketable securities, as of September 30, 2020 and December 31, 2019, respectively, and no material realized gains or losses related to the sales of any marketable securities during and for the three and nine months ended September 30, 2020 and 2019, respectively.

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

Derivative Financial Instruments

We use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows. For the three and nine months ended September 30, 2020 and 2019, respectively, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts are carried at fair value on our unaudited condensed consolidated balance sheets. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statement of operations, which was not material for the three months ended September 30, 2020. We recorded a net gain of $1 million for the nine months ended September 30, 2020 related to our forward contracts. We recorded a net gain of $1 million for both the three and nine months ended September 20, 2019, respectively, related to our forward contracts.

The following table shows the notional principal amounts of our outstanding derivative instruments as of the periods presented:

	September 30, 2020	December 31, 2019
	(in millions)
Foreign currency exchange - forward contracts (1) (2)	$5	$10

(1)

Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. The Company had one outstanding derivative contract as of September 30, 2020 and December 31, 2019. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.

(2)	The fair value of our outstanding derivative as of September 30, 2020 and December 31, 2019 was not material.

Counterparties to our outstanding forward contracts consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We had not entered into any cash flow, fair value or net investment hedges as of September 30, 2020 or December 31, 2019.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include accounts receivable and contract assets, accounts payable, deferred merchant payables, accrued expenses and other current liabilities, and long-term debt. The carrying amount of these financial instruments, with the exception of long-term debt, approximate their fair value because of the short maturity of these instruments as reported on our unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, we estimated the fair value of our outstanding Senior Notes to be approximately $523 million and was considered a “Level 2” fair value measurement. The estimated fair value of the Senior Notes was based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source. The carrying value of the Senior Notes was $490 million, net of $10 million in debt issuance costs, and classified as long-term debt on our unaudited condensed consolidated balance sheet as of September 30, 2020. Refer to “Note 8: Debt” for additional information on our Senior Notes.

The Company did not have any material assets or liabilities measured at fair value on a recurring basis using the Level 3 unobservable inputs at both September 30, 2020 and December 31, 2019.

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

Financial instruments, which potentially subject us to concentration of credit risk at any point in time, generally consist primarily of cash and cash equivalents, corporate debt securities, forward contracts, and accounts receivable. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of bank account balances with financial institutions primarily denominated in U.S. dollars, Euros, British pounds, and Australian dollars. We invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Forward contracts are transacted with major international financial institutions with high credit standings, which to date, have typically had maturities of less than 90 days. Our overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd, which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of this equity method investment was $38 million and $41 million as of September 30, 2020 and December 31, 2019, respectively, and is included in non-marketable investments on our unaudited condensed consolidated balance sheet. During the three and nine months ended September 30, 2020, we recognized $1 million and $2 million, respectively, representing our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statements of operations. The Company evaluates its equity method investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over estimated fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Due to the COVID-19 pandemic, we performed a qualitative assessment to evaluate whether our equity investment is impaired. During the three and nine months ended September 30, 2020, we did not record any impairment loss on this equity investment.

The Company has entered into various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements with the equity method investee are considered related-party transactions, and were not material for the three and nine months ended September 30, 2020.

Investments in Privately-Held Companies

We hold investments in equity securities of privately-held companies, which are typically at an early stage of the business cycle and do not have a readily determinable fair value. As of September 30, 2020 and December 31, 2019, the total carrying value of our investments was $2 million and $14 million, respectively, and included in non-marketable investments on our unaudited condensed consolidated balance sheet. In June 2020, the Company redeemed an existing equity investment in a privately-held company with a carrying value of $10 million in return for a collateralized note receivable for the same amount. Refer to section entitled “Other Long-Term Assets” below for additional information.

Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. During the three and nine months ended September 30, 2020 and 2019, we did not record any impairment loss on these equity investments or note any observable price change indicators.

Other Long-Term Assets

In June 2020, the Company was issued collateralized notes (the “Notes Receivable”) with a total principal amount of $20 million from a privately-held company, in exchange for an existing equity investment held in the investee by the Company, and other-long term receivables, net, which the Company held due from the same investee. Refer to the section entitled “Investments in Privately-Held Companies” above for further information.  The Company has classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due in 5 years and remaining 50% due in 10 years from issuance date. The Company recorded a $3 million allowance for credit loss under ASC 326 during the nine months ended September 30, 2020, respectively, in other income (expense), net on the unaudited condensed consolidated statement of operations, related to the Notes Receivable. As of September 30, 2020, the carrying value of the Notes Receivable was $14 million, net of accumulated allowance for credit losses, and is classified in other long-term assets on our unaudited condensed consolidated balance sheet at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

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

The Company reorganized its reporting units pursuant to an internal restructuring during the second quarter of 2020. Following the internal restructuring changes, our legacy Dining and Flights/Cruises/Car reporting units were reorganized into four new distinct reporting units: (1) TheFork, (2) Tripadvisor Restaurants, (3) Flights & Car, and (4) Cruises, for the purposes of goodwill impairment testing. As a result, we first performed a qualitative assessment on our historical Dining and Flights/Cruise/Car reporting units prior to implementing the revised reporting unit structure and determined that it was more likely than not that the fair value of these reporting units was greater than the carrying value; which was consistent with our conclusion in the fourth quarter of 2019. We then performed a goodwill impairment test for each of the new reporting units using a quantitative assessment. We concluded the estimated fair values were in excess of the carrying values for each of the four new reporting units. We also performed sensitivity analyses, such as calculating estimated fair values using different rates for the weighted-average cost of capital and long-term rates of growth in the income approach and different revenue/income multiples in our market approach and the estimated fair values remained in excess of the carrying values. Therefore, no indications of impairment were identified as a result of these changes as of June 30, 2020. In addition, as a result of internal restructuring and the sale of its SmarterTravel business during the second quarter of 2020, our SmarterTravel reporting unit no longer exists. The sale of this business was not a material disposition. This change in reporting units had no impact on the composition of our operating segments, or the information that the CODM reviews to evaluate the financial performance of the Company’s operating segments.

Given the continued economic impact of COVID-19 during the third quarter of 2020, the Company also conducted a qualitative evaluation of relevant events and circumstances that would materially impact the fair value of each of our reporting units as of September 30, 2020. Based on such evaluation, we do not believe it is more likely than not that the fair value of our reporting units are below their respective carrying values as of September 30, 2020, with the exception of our Tripadvisor China reporting unit, as discussed below. As part of this evaluation, it was noted that, as of September 30, 2020, the Company’s market capitalization remained significantly in excess of its book value. The Company also observed its most recently completed goodwill impairment analyses indicated excess fair values over carrying values across our different reporting units. In addition, the Company considered any changes to key inputs used in our previous quantitative analysis’, including reporting unit forecasts, carrying values, and other key inputs, which included targeted sensitivity analysis on previous quantitative assessments, including applying hypothetical rate increases to the weighted average cost of capital used in our income approach analyses given the current COVID-19 environment, and the estimated fair values remained in excess of the carrying values. However, we believe the passage of time will provide new information regarding the expected duration, ultimate impact on consumer behavior, and long-term economic impacts of COVID-19 on the economy as a whole and to our business. The Company’s forecasting process in a COVID-19 environment is resulting in unprecedented challenges, given we are unable to predict the expected duration and ultimate severity of impacts of COVID-19 on the Company’s business. Accordingly, we continue to believe all of our reporting units are at an elevated risk for impairment in future periods. A prolonged decline in the outlook for future revenue and cash flows or other factors, related to COVID-19 or other events, could result in a determination that a non-cash impairment adjustment is required, which could be material. The Company will continue to monitor events and circumstances that may affect the fair value or carrying value of our reporting units.

During the third quarter of 2020, the Company recognized a goodwill impairment charge of $3 million, which represents all of the goodwill allocated to our Tripadvisor China reporting unit. This impairment was driven by a significant reduction in projected cash flows as a result of strategic decisions made by the Company in the third quarter of 2020.

The following table summarizes our goodwill activity by reportable segment for the period presented:

	Hotels, Media & Platform	Experiences & Dining	Other (4)	Total
	(in millions)
Balance as of December 31, 2019	$405	$333	$102	$840
Re-allocation of goodwill (1)	2	—	(2)	—
Impairment	—	—	(3)	(3)
Disposition (2)	—	—	(6)	(6)
Foreign currency translation adjustments	—	7	(1)	6
Other adjustments (3)	—	6	—	6
Balance as of September 30, 2020	$407	$346	$90	$843
(1)	Re-allocation of goodwill as a result of changes to reporting units related to internal restructuring.
(2)	Disposition relates to the sale of our SmarterTravel business.
(3)	Other adjustments primarily relate to an immaterial business acquisition in our Experiences & Dining segment.
(4)	Other consists of the combination of our Rentals, Flights & Car, Cruises, and Tripadvisor China business units and does not constitute a reportable segment.

NOTE 8: DEBT

2015 Credit Facility

In June 2015, we entered into a five-year credit agreement with a group of lenders which, among other things, provided for a $1 billion unsecured revolving credit facility (the “2015 Credit Facility”). On May 12, 2017, the 2015 Credit Facility was amended to, among other things, (i) increase the aggregate amount of revolving loan commitments available from $1.0 billion to $1.2 billion; and (ii) extend the maturity date of the 2015 Credit Facility from June 26, 2020 to May 12, 2022 (the “First Amendment”). On May 5, 2020, we amended our 2015 Credit Facility (“Second Amendment”) to, among other things, suspend the leverage ratio covenant on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 (or such earlier date as elected by the Company), and replacing it with a minimum liquidity covenant, or the Leverage Covenant Holiday, that requires us to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity, which will apply only during the Leverage Covenant Holiday, provide collateral to secure the obligations under the agreement, as well as downsizing its capacity to $1.0 billion from $1.2 billion. No change was made to the existing maturity date of the 2015 Credit Facility of May 12, 2022. The Company may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pounds. In addition, our 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of September 30, 2020, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

As of both September 30, 2020 and December 31, 2019, the Company had no outstanding borrowings under the 2015 Credit Facility. During the first quarter of 2020, the Company did borrow $700 million under the 2015 Credit Facility. These funds were drawn down as a precautionary measure to reinforce our liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. The Company repaid these borrowings in full during the three months ended September 30, 2020. During the timeframe for which the leverage ratio covenant is suspended, any outstanding or future borrowings under the 2015 Credit Facility will bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. We are required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the revolving credit facility for each fiscal quarter during the timeframe for which the leverage ratio covenant is suspended and additional fees in connection with the issuance of letters of credit.

For the three and nine months ended September 30, 2020, we recorded total interest expense and commitment fees on our 2015 Credit Facility of $2 million and $9 million, respectively, to interest expense on our unaudited condensed consolidated statement of operations. Total interest and commitment fees recorded on our 2015 Credit Facility was not material for the three months ended September 30, 2019 and, for the nine months ended September 30, 2019, we recorded $1 million to interest expense on our unaudited condensed consolidated statement of operations. As of September 30, 2020, unpaid interest and commitment fees on our 2015 Credit Facility totaled $1 million, which is included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheet. All unpaid interest and commitment fee amounts as of December 31, 2019 were not material. In connection with the Second Amendment, we incurred additional lender fees and debt financing costs totaling $4 million, which were capitalized as deferred financing costs and recorded to other long-term assets on the unaudited consolidated balance sheet. These costs will be amortized over the remaining term of the 2015 Credit Facility, using the effective interest rate method, and recorded to interest expense on our unaudited condensed consolidated statements of operations. The resulting write down of previous deferred financing costs incurred from the First Amendment as a result of the Second Amendment was not material.

There is no specific repayment date prior to the maturity date for any borrowings under this credit agreement. We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The 2015 Credit Facility contains a number of covenants that, among other things, restrict our ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Second Amendment also prohibits the Company from repurchasing shares of its common stock and paying dividends, among other restrictions, during the Leverage Covenant Holiday. In connection with the Second Amendment and as collateral to secure the obligations, the Company and certain subsidiaries have pledged, and granted security interests and liens in and on, substantially all of their assets. The 2015 Credit Facility also requires us to maintain a minimum liquidity covenant and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. As of September 30, 2020 and December 31, 2019, we were in compliance with our debt covenants.

 Issuance of Senior Notes

On July 9, 2020, the Company completed the sale of $500 million aggregate principal amount of 7.000% senior notes due 2025 (the “Senior Notes”), pursuant to a purchase agreement, dated July 7, 2020, among the Company, the guarantors party thereto (the “Guarantors”) and the initial purchasers party thereto in a private offering. The Senior Notes were issued pursuant to an indenture, dated July 9, 2020 (the “Indenture”), among the Company, the Guarantors and the trustee. The Indenture provides, among other things, that interest will be payable on the Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2021, until their maturity date of July 15, 2025. The Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries.

 The Company has the option to redeem all or a portion of the Senior Notes at any time on or after July 15, 2022 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. The Company may also redeem all or any portion of the Senior Notes at any time prior to July 15, 2022, at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest, if any. In addition, before July 15, 2022, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at the redemption price set forth in the Indenture, provided that certain conditions are met. Subject to certain limitations, in the event of a Change of Control Triggering Event (as defined in the Indenture), the Company will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase. These features have been evaluated as embedded derivatives under GAAP, however, they do not meet the requirements to be accounted for separately.

In the third quarter of 2020, the Company used all proceeds from the Senior Notes to repay a portion of our 2015 Credit Facility outstanding borrowings. As of September 30, 2020, the Company had outstanding debt under the Senior Note of $500 million, which is classified net of $10 million in debt issuance costs, as long-term debt on our unaudited condensed consolidated balance sheet. The debt issuance costs will be amortized over the remaining term of the Senior Notes, using the effective interest rate method, and recorded to interest expense on our unaudited condensed consolidated statements of operations. As of September 30, 2020, unpaid interest on our Senior Notes totaled $8 million and is included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheet and was recorded as interest expense on our unaudited condensed consolidated statement of operations for the three months ended September 30, 2020.

Chinese Credit Facility

We were party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility”) as of December 31, 2019. In June 2020, the Company terminated this credit facility. We had no outstanding borrowings under this credit facility at the time of termination or as of December 31, 2019.

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

We had income tax benefits of $10 million and $48 million for the three and nine months ended September 30, 2020, respectively, and income tax expense of $23 million and $63 million for the three and nine months ended September 30, 2019, respectively. The decrease in our income tax expense during the three and nine months ended September 30, 2020, when compared to the same periods in 2019, was primarily due to pretax losses incurred during both the three and nine months ended September 30, 2020, respectively, and a tax benefit of $3 million and $22 million during the three and nine months ended September 30, 2020, respectively, from the tax rate differential in tax years applicable to U.S. loss carryforwards that became eligible for carryback under the CARES Act enacted in March 2020, offset by an increase in the recognition of stock-based compensation shortfalls related to the decline in the Company’s common stock price during both the three and nine months ended September 30, 2020, respectively.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of September 30, 2020, we had an accrued interest liability of $25 million, net of federal and state benefit, and no penalties have been accrued.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011, 2012 through 2016, and 2018 tax years, under an employment tax audit by the IRS for the 2015 through 2017 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of September 30, 2020, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia and our 2012 through 2016 standalone IRS audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of Tripadvisor’s standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years, and in August 2020, we received Notices of Proposed Adjustment from the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $105 million to $115 million at the close of the audit if the IRS prevails. The estimated range takes into consideration competent authority relief and transition tax regulations, and is exclusive of deferred tax consequences and interest expense, which would be significant. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2016 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for tax years 2009 through 2013. We expect the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future.  Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all open subsequent years.

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

NOTE 10: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	September 30, 2020	December 31, 2019
	(in millions)
Accrued salary, bonus, and related benefits	$31	$74
Accrued marketing costs	20	27
Accrued interest payable (1)	9	—
Current income tax payables	1	14
Finance lease liability - current portion	5	5
Operating leases liability - current portion	22	20
Restructuring and other related reorganization costs (2)	2	1
Other	58	62
Total	$148	$203
(1)

Amount relates primarily to accrued interest on our Senior Notes, and to a lesser extent commitment fees on the daily unused portion of our 2015 Credit Facility. Refer to “Note 8: Debt” for additional information.

(2)

The Company incurred pre-tax restructuring and other related reorganization costs of $42 million during the nine months ended September 30, 2020. The costs consist of employee severance and related benefits. In response to the COVID-19 pandemic, during the second quarter of 2020, the Company committed to restructuring actions intended to reinforce its financial position, reduce its cost structure, and improve operational efficiencies, which have resulted in headcount reductions, for which we recognized $33 million in restructuring and other related reorganization costs. In addition, we engaged in a smaller scale restructuring action in the first quarter of 2020 to reduce our cost structure and improve our operational efficiencies, which resulted in headcount reductions for which we recognized $9 million in restructuring and other related reorganization costs.

The following table summarizes our restructuring and other related reorganization costs for the nine months ended September 30, 2020:

Restructuring and other related reorganization costs
(in millions)
Accrued liability as of December 31, 2019	$1
Charges	42
Payments	(41)
Accrued liability as of September 30, 2020	$2

NOTE 11: COMMITMENTS AND CONTINGENCIES

As of September 30, 2020, with the exception of increased interest expense payments on long-term debt, as a result of the issuance of our $500 million Senior Notes with an interest rate of 7.000% per annum due in July 2025, as discussed above in “Note 8: Debt”, there have been no material changes outside the normal course of business to our commitments and contingencies since December 31, 2019. Refer to “Note 14: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Legal Proceedings

In the ordinary course of business, we are party to regulatory and legal matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer protection matters), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us. All legal fees incurred by the Company related to any regulatory and legal matters are expensed in the period incurred.

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

NOTE 12: STOCKHOLDERS’ EQUITY

Our Board of Directors authorized the repurchase of our shares of common stock under a share repurchase program. This share repurchase program has no expiration date but may be suspended or terminated by our Board of Directors at any time. The Company did not repurchase any shares of outstanding common stock during the three and nine months ended September 30, 2019 under the share repurchase program. As of December 31, 2019, we had $190 million remaining available to repurchase shares of our common stock under this share repurchase program. The Company did not repurchase any shares of outstanding common stock during the three months ended September 30, 2020 under the share repurchase program. During the nine months ended September 30, 2020, we repurchased 4,707,450 shares of our outstanding common stock at an average share price of $24.32 per share, exclusive of fees and commissions, or $115 million in the aggregate. As of September 30, 2020, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program, and there were 18,844,614 shares of the Company’s common stock held in treasury with an aggregate cost of $722 million.

While the Board of Directors has not suspended or terminated the share repurchase program, the terms of our Second Amendment currently prohibit the Company from engaging in share repurchases and the terms of our Indenture impose certain limitations and restrictions on share repurchases. Refer to “Note 8: Debt” for further information about our Second Amendment and our Indenture.

NOTE 13: SEGMENT INFORMATION

We have two reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. Our Hotels, Media & Platform reportable segment includes the following revenue sources: (1) Tripadvisor-branded hotels revenue – primarily consisting of hotel auction revenue, and to a lesser extent, subscription-based advertising, hotel sponsored placements revenue, and CPA revenue; and (2) Tripadvisor-branded display and platform revenue – consisting of display-based advertising revenue. Our Experiences & Dining reportable segment includes an aggregation of our Experiences and Dining operating segments. All remaining business units have been combined into and reported as “Other”, which includes Rentals, Flights & Car, Cruises, and Tripadvisor China, as none of these businesses meet the quantitative thresholds and other criteria to qualify as reportable segments, and therefore are combined and disclosed as Other. The nature of the services provided and revenue recognition policies are summarized by reported segment in “Note 3: Revenue Recognition.”  Our operating segments are determined based on how our chief operating decision maker manages our business, regularly accesses information and evaluates performance for operating decision-making purposes, including allocation of resources.

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

The following tables present our segment information for the three and nine months ended September 30, 2020 and 2019 and includes a reconciliation of Adjusted EBITDA to Net Income. We record depreciation of property and equipment and amortization of intangible assets, stock-based compensation and other stock-settled obligations, goodwill, long-lived asset and intangible asset impairments, legal reserves and settlements, restructuring and other related reorganization costs, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM. Intersegment revenue is not material and is included in Other.

	Three months ended September 30, 2020
	Hotels, Media & Platform (1)	Experiences & Dining	Other (3)	Corporate and Unallocated	Total
	(in millions)
Revenue	$80	$53	$18	$—	$151
Adjusted EBITDA	4	1	10	—	15
Depreciation and amortization				(30)	(30)
Stock-based compensation				(28)	(28)
Impairment of goodwill				(3)	(3)
Operating income (loss)					(46)
Other income (expense), net					(12)
Income (loss) before income taxes					(58)
(Provision) benefit for income taxes					10
Net income (loss)					(48)

	Three months ended September 30, 2019
	Hotels, Media & Platform (2)	Experiences & Dining	Other (3)	Corporate and Unallocated	Total
	(in millions)
Revenue	$238	$141	$49	$—	$428
Adjusted EBITDA	93	15	21	—	129
Depreciation and amortization				(32)	(32)
Stock-based compensation				(29)	(29)
Operating income (loss)					68
Other income (expense), net					5
Income (loss) before income taxes					73
(Provision) benefit for income taxes					(23)
Net income (loss)					50

	Nine months ended September 30, 2020
	Hotels, Media & Platform (1)	Experiences & Dining	Other (3)	Corporate and Unallocated	Total
	(in millions)
Revenue	$287	$150	$51	$—	$488
Adjusted EBITDA	25	(56)	13	—	(18)
Depreciation and amortization				(94)	(94)
Stock-based compensation				(80)	(80)
Restructuring and other related reorganization costs				(42)	(42)
Impairment of goodwill				(3)	(3)
Operating income (loss)					(237)
Other income (expense), net					(28)
Income (loss) before income taxes					(265)
(Provision) benefit for income taxes					48
Net income (loss)					(217)

	Nine months ended September 30, 2019
	Hotels, Media & Platform (2)	Experiences & Dining	Other (3)	Corporate and Unallocated	Total
	(in millions)
Revenue	$746	$346	$133	$—	$1,225
Adjusted EBITDA	306	(1)	42	—	347
Depreciation and amortization				(92)	(92)
Stock-based compensation				(91)	(91)
Operating income (loss)					164
Other income (expense), net					9
Income (loss) before income taxes					173
(Provision) benefit for income taxes					(63)
Net income (loss)					110

(1)

Includes allocated corporate general and administrative costs of $14 million and $48 million and Tripadvisor-branded advertising expenses (primarily television advertising) of $3 million and $8 million for the three and nine months ended September 30, 2020, respectively.

(2)

Includes allocated corporate general and administrative costs of $20 million and $51 million and Tripadvisor-branded advertising expenses (primarily television advertising) of $18 million and $73 million for the three and nine months ended September 30, 2019, respectively.

(3)	Other consists of the combination of our Rentals, Flights & Car, Cruises, and Tripadvisor China business units and does not constitute a reportable segment.

Customer Concentrations

Refer to “Note 6: Financial Instruments and Fair Value Measurements” under the section entitled “Risks and Concentrations” for information regarding our major customer concentrations.

NOTE 14: OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Foreign currency exchange gain (loss), net (1)	$1	$2	$4	$—
Earnings (losses) from equity method investment, net	(1)	—	(2)	—
Loss on sale/disposal of business (2)	(1)	—	(6)	—
Other, net	1	—	(5)	—
Total	$—	$2	$(9)	$—
(1)

Our foreign currency exchange gain (loss), net, are generally related to foreign exchange transaction gains and losses from the conversion of the transaction currency to the functional currency, partially offset by the foreign currency forward contract gains and losses.

(2)	Primarily related to loss on disposal on the sale of our SmarterTravel business in June 2020.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, Part II, Item 1A, “Risk Factors.” Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Under our flagship brand, Tripadvisor, we launched www.Tripadvisor.com in the U.S. in 2000. Since then, we have launched localized versions of the Tripadvisor website in 48 markets and 28 languages worldwide. Tripadvisor features 878 million reviews and opinions on 8.8 million places to stay, places to eat and things to do – including 1.5 million hotels, inns, B&Bs and specialty lodging, 790,000 rental properties, 4.7 million restaurants, 1.3 million travel activities and experiences worldwide, 500,000 airlines, and 30,000 cruises. Tripadvisor’s rich content and engaged community attract the world’s largest travel audience, based on the hundreds of millions of unique visitors that visit our sites each month.

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

Our Long-Term Growth Strategy

In 2019, Phocuswright, an independent travel, tourism and hospitality research firm, estimated that the annual global travel market (not including dining) will reach $1.7 trillion of bookings in 2022 and we believe that Tripadvisor’s influence in the travel ecosystem remains significant. Our long-term growth strategy aims to increase revenue by deepening customer engagement on our platform by pursuing the following key strategies, including:

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

Business Trends

The online travel industry in which we operate is large and also highly dynamic and competitive. Our overall strategy is to deliver more value to consumers and travel partners in order to generate more monetization on our platform. While we operate with a long-term growth focus, our specific growth objectives and resource allocation strategies can differ in both duration and magnitude within our reportable segments. We describe these dynamics, as well as the trends and uncertainties that may impact our ability to execute on our objectives and strategies, below.

COVID-19

The COVID-19 pandemic has caused a significant negative impact on the travel, hospitality, restaurant, and leisure industry and consequently adversely and materially affected our business, results of operations, liquidity and financial condition during the three and nine months ended September 30, 2020. Among other impacts, COVID-19 has negatively impacted global consumer demand and consumers’ ability to travel, thereby resulting in many of our travel partners operating at significantly reduced service levels. The adverse impact to our business from COVID-19 intensified in the second half of March, driven by the pandemic’s proliferation and increased governmental restrictions and mandates globally that additionally impacted the travel, hospitality, restaurant, and leisure industry and further dampened consumer demand for our products and services. In the second half of March and throughout April, significant year-over-year revenue declines generally stabilized across the Company’s segments and products, which generally continued throughout the second quarter of 2020, and modestly improved during the third quarter of 2020. The three months ended September 30, 2020 consolidated revenue was approximately 35 % of the prior year’s comparable period, while the three months ended June 30, 2020 consolidated revenue was approximately 14% of the prior year’s comparable period, respectively. Sequential monthly performance improved as well, as July 2020 revenue was approximately 30% of the prior year’s comparable period, while August 2020 and September 2020 revenue were approximately 40% of the prior year’s comparable periods, respectively. This trend compares favorably to the trends observed in months of April 2020 and May 2020, where revenue for those months were approximately 10% of the prior year’s comparable periods, respectively.  In addition, traffic trends on our websites have improved since the significant declines seen in the second half of March and throughout April 2020. In the individual months of July, August, and September of 2020, monthly unique users on Tripadvisor websites were approximately 67%, 73%, and 74% of the prior year’s comparable periods, respectively, while in April, May, and June of 2020, monthly unique users on Tripadvisor websites were approximately 33%, 45%, and 60% of the prior year’s comparable periods, respectively. While our revenue and traffic trends generally improved sequentially each month since May 2020 through August 2020, these trends began to flatten out in September 2020, and beginning in the fourth quarter of 2020, governments again, particularly in Europe, began to impose new restrictions to mitigate the spread of the virus, which we expect to negatively impact these recent trends.

We have also incurred significant and unanticipated cancellations by travelers related to future travel, accommodations and tour bookings in the post-COVID-19 timeframe, which had been reserved by travelers in the pre-COVID-19 timeframe, which included a significant number of bookings recorded as deferred revenue on our consolidated balance sheet as of December 31, 2019. While cancellations moderated during the three months ended September 30, 2020, future trends remain uncertain. During the course of 2020, we have worked with travelers and travel partners to address cancellations, re-bookings, and in certain cases we have provided our travel partners extended payment terms, discounts and other incentives.

While we have seen varying degrees of containment of the virus in certain countries and some signs of travel recovery, the degree of containment and the recovery in travel has varied region-to-region globally, as well as state-to-state in the U.S., and there have been instances where cases of COVID-19 have started to increase again after a period of decline. We do not have visibility into when remaining bans will be lifted, where additional bans may be initiated, or where bans that have been previously lifted are reinstated due to resurgence of the virus, nor do we have forward-looking visibility into the short or long-term changes to consumer usage patterns on our platform or travel behavior patterns when travel bans and other government restrictions and mandates are fully lifted, or the timing of development and widespread availability of a vaccine. We believe the travel industry and our business will continue to be materially and adversely affected while such travel restrictions remain in place and COVID-19 continues to proliferate. Although we cannot predict with certainty the full impact of the COVID-19 pandemic on our fourth quarter 2020 financial results, we currently expect that our fourth quarter 2020 financial results will continue to be negatively impacted by the pandemic to a material degree.

In addition, the ultimate extent of the COVID-19 pandemic and its impact on travel, regional and global markets, and overall economic activity in currently affected countries and globally is unknown and difficult to predict. Therefore, the ultimate extent and duration of the impact of the COVID-19 pandemic on our business, results of operations, liquidity and financial condition remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the resurgence and severity of the virus, continued transmission rate of COVID-19, the timing and widespread availability of a vaccine, the extent and effectiveness of containment actions taken, including mobility and travel restrictions, and the impact of these and other factors on consumer travel behavior.

In response to the impact of COVID-19, we have taken several steps to further strengthen our financial position and balance sheet and maintain financial liquidity and flexibility, including, but not limited to, restructuring activities, primarily by significantly reducing our ongoing operating expenses and headcount; borrowing $700 million from our 2015 Credit Facility in the first quarter of 2020 (subsequently repaid during the third quarter of 2020); amending our 2015 Credit Facility, which included short-term financial covenant relief; and raising additional financing through the issuance of $500 million in Senior Notes by the Company in July 2020, all of which are described in more detail below.

Liquidity

During the first quarter of 2020, we borrowed $700 million from our 2015 Credit Facility as a precautionary measure to reinforce our liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. We repaid these borrowings during the three months ended September 30, 2020. In addition, in May 2020, we amended our 2015 Credit Facility, the Second Amendment, to among other things, suspend the leverage ratio covenant for each fiscal quarter ending after the effective date of the Second Amendment and ending prior to September 30, 2021, and replace it with a minimum liquidity covenant, as well as downsize its capacity to $1.0 billion from $1.2 billion. We believe this additional flexibility will be important given our limited ability to predict our future financial performance due to the uncertainty associated with the continued proliferation of COVID-19, consumer behavior, and potential restrictive measures implemented by governments in response to COVID-19.

In addition, in July 2020, the Company completed the sale of $500 million aggregate principal amount of Senior Notes in a private offering. The Indenture pursuant to which the Senior Notes were issued provides, among other things, that interest will be payable on the Senior Notes at 7.000% per annum, on January 15 and July 15 of each year, beginning on January 15, 2021, until their maturity date of July 15, 2025. The Company used the net proceeds received of $490 million, net of debt issuances costs, to repay a portion of our 2015 Credit Facility borrowings.

Refer to “Note 8: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information about our Second Amendment and Senior Notes.

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

In response to the financial impact to the Company from the COVID-19 pandemic, the Company instituted additional cost reduction measures during the latter part of the first quarter of 2020, which included the elimination of the majority of discretionary spending, business travel, non-critical vendor relationships, brand advertising, cessation of nearly all new hiring and contingent staff, reduction of targeted employee benefits and the furloughing of over 100 employees. On April 28, 2020, management approved and the Company announced an additional cost reduction initiative in response to the continued economic and financial impacts to the Company as a result of the COVID -19 pandemic, which included the following:

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

As of September 30, 2020, the majority of the Company’s previously furloughed employees have returned to their jobs.

The Company incurred total pre-tax restructuring and other related reorganization costs of approximately $42 million during the nine months ended September 30, 2020 as a result of these measures, of which $2 million remains unpaid as of September 30, 2020.

CARES Act and Other Governmental Relief

In March 2020, the U.S. government enacted the CARES Act. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic, which, among other things, contains numerous income tax provisions. Some of these income tax provisions are effective retroactively for fiscal years ended before the date of enactment. We anticipate that we will benefit from certain of these provisions, and have accordingly recorded income tax benefits of $3 million and $22 million during the three and nine months ended September 30, 2020, respectively.

In addition, certain governments have passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid, and some of these governments have extended or are considering extending these programs. The Company has participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as certain other jurisdictions' programs. During the three and nine months ended September 30, 2020, we recognized government grants and other assistance benefits of $3 million and $10 million, respectively, as a reduction of personnel and overhead costs in the unaudited condensed consolidated statements of operations.

For further details of the income tax and other benefits recorded by the Company under the CARES Act and other governmental relief programs, refer to the section Risks and Uncertainties in “Note 1: “Business Description and Basis of Presentation” and “Note 9: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

Hotels, Media & Platform Segment

In our Hotels, Media & Platform segment our strategic objective is to preserve profit and drive increased customer engagement and monetization on the Tripadvisor platform. We seek to achieve this by delivering consumers compelling products and holistic user experience as well as by offering travel partners a diverse set of advertising opportunities.

For consumers, we test and implement product enhancements that deliver a more engaging and comprehensive hotel shopping experience. This includes providing rich, immersive content – reviews, photos, videos and ratings, among other contributions – as well as increasing the number of travel partners and properties as well as the available hotel supply on our platform. We believe providing consumers tools to discover, research, price shop and book a comprehensive selection of accommodations helps increase brand awareness and brand loyalty and, over time, can result in deeper consumer engagement, more qualified leads delivered to travel partners and greater monetization on our platform.

We seek to monetize our influence through hotel-related product improvements, supply and marketing efforts and customer advertising opportunities. Historically, we have generated a significant amount of hotel shoppers from search engines, such as Google. A hotel shopper is a visitor to our sites that views either a listing of hotels in a city or a specific hotel page. Our key ongoing objective related to traffic acquisition is to attract or acquire hotel shoppers at or above our desired marketing return on investment targets. Over the long-term, we are focused on driving a greater percentage of our traffic from direct traffic sources, which comes with little to no traffic acquisition costs. Our business, including the Hotels, Media & Platform segment’s financial results, have been adversely and materially impacted by the COVID-19 pandemic, which was the primary and material driver of this segment’s unfavorable results during the three and nine months ended September 30, 2020 as noted in the “COVID-19” discussion above. In addition, during this period, we continued to experience revenue headwinds in our SEO marketing channel, which we believe was impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results and expect this trend to continue post-COVID-19. During the third quarter of 2020, our Hotels, Media & Platform segment continued to demonstrate modest month-over-month performance improvements as noted in the “COVID-19” discussion above; however, beginning in the fourth quarter of 2020, governments again, particularly in Europe, began to impose new restrictions to mitigate the spread of the virus, which we expect to negatively impact this recent trend.

We believe deepening consumer engagement on our platform will enable us to more significantly monetize our influence and eventually grow – Hotels, Media & Platform segment revenue. For example, in Tripadvisor-branded display and platform revenue, we enable travel partners to amplify their brand, generate brand impressions, and potentially drive qualified leads and bookings for their businesses. Historically, we have limited both the type and number of display-based advertising opportunities we make available to travel partners, particularly on mobile phone, which, in turn, has limited display-based advertising revenue growth. However, we continue to work on initiatives to better leverage our audience, content, data, travel influence and platform breadth to open up new media advertising opportunities through a more modern, high-powered advertising suite spanning native, video and programmatic solutions. We intend to broaden our solution to a larger set of advertising travel endemic and non-travel endemic advertising partners, including industries such as airlines and finance.

In addition, over time we have and will continue to focus on initiatives to increase our traffic quality and deepen customer engagement on our platform, including driving membership growth, increasing personalization, and innovating our mobile app experience. We believe continued progress improving the user experience on our platform can lead to increased monetization over time. For example, there remains not only an opportunity to continue to grow our member base, but also to deepen member engagement by making membership more valued, through building communities and leveraging our content to further personalize trip-planning features.

Experiences & Dining Segment

Our Experiences and Dining offerings contribute to the comprehensive user experience we deliver, which we believe helps to increase awareness of, loyalty to, and engagement with our products, drive more bookings to Experiences and Dining partners and generate greater revenue and increased profitability on our platform. Given the significant market opportunities in these large categories, we expect to continue to invest in building these offerings to drive consumer engagement, bookings and revenue growth for the long-term.

During the three and nine months ended September 30, 2020, our Experiences and Dining segment’s financial results have been adversely and materially impacted by the COVID-19 pandemic. However, restaurants across European markets saw restrictions ease during the second quarter of 2020, which was met with an increase in consumer demand. In the month of September 2020, theFork business unit had largely regained the revenue level of the prior year’s comparable period, however beginning in the fourth quarter of 2020, governments again, particularly in Europe, began to impose new restrictions to mitigate the spread of the virus which we expect to negatively impact this recent trend. We have also begun to explore new initiatives to delight and engage consumers during this pandemic. For example, we began offering virtual tours to our consumers. This is in addition to other recent initiatives, such as the recent rollout of a new payment option in late 2019, which enables consumers to reserve certain experience activities and defer payment until a date no later than two days before the experience date. In addition, we have generally provided our supply partners with accelerated payments to ease their burden during the pandemic.

In December 2019, we acquired U.K.-based Bookatable, which offers an online restaurant reservation and booking platform. This further strengthens our position in certain of our existing European markets as well as expands us into new countries, such as the U.K., Germany, Austria, Finland and Norway. TheFork’s online restaurant booking platform, including Bookatable, had approximately 80,000 total bookable restaurants as of September 30, 2020.

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

Employees

During the nine months ended September 30, 2020, as discussed above, the Company enacted workforce reductions and furloughs in response to the COVID-19 pandemic. As of September 30, 2020, we had 2,650 employees, a decrease of approximately 30% when compared to the same period in 2019, which includes furloughed employees and employees that are currently the subject of country-specific consultation processes. Nearly 40% of our current employees are based in the U.S.

We have in place business continuity programs to ensure that employees are safe and that our teams continue to function effectively while working remotely during COVID-19. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, partners’ advertising investments, and therefore our revenue and profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. However, due to the impact of COVID-19 on our business, we did not experience our typical seasonal pattern for revenue and profit during the three and nine months ended September 30, 2020. In addition, cash outflows to travel suppliers related to deferred merchant payables significantly exceeded cash received from travelers during the first nine months of 2020, primarily reflecting the decline in consumer demand for our products and cancellations of reservations related to COVID-19, contributing significantly to unfavorable working capital trends and material negative operating cash flow during the nine months ended September 30, 2020. It is difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the ultimate extent and duration of the impact from COVID-19, the timing of development and widespread availability of a vaccine, and the shape and timing of a recovery. In addition, significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

Given the continued economic impact of COVID-19 during the third quarter of 2020, the Company conducted a qualitative evaluation of relevant events and circumstances that would materially impact the fair value of each of our reporting units as of September 30, 2020. Based on such evaluation, we do not believe it is more likely than not that the fair value of our reporting units are below their respective carrying values as of September 30, 2020, with the exception of our Tripadvisor China reporting unit, as discussed below. As part of this evaluation, it was noted that, as of September 30, 2020, the Company’s market capitalization remained significantly in excess of its book value. The Company also observed its most recently completed goodwill impairment analyses indicated excess fair values over carrying values across our different reporting units. In addition, the Company considered any changes to key inputs used in our previous quantitative analysis’, including reporting unit forecasts, carrying values, and other key inputs, which included targeted sensitivity analysis on previous quantitative assessments, including applying hypothetical rate increases to the weighted average cost of capital used in our income approach analyses given the current COVID-19 environment, and the estimated fair values remained in excess of the carrying values. However, we believe the passage of time will provide new information regarding the expected duration, ultimate impact on consumer behavior, and long-term economic impacts of COVID-19 on the economy as a whole and to our business. The Company’s forecasting process in a COVID-19 environment is resulting in unprecedented challenges, given we are unable to predict the expected duration and ultimate severity of impacts of COVID-19 on the Company’s business. Accordingly, we continue to believe all of our reporting units are at an elevated risk for impairment in future periods. A prolonged decline in the outlook for future revenue and cash flows or other factors, related to COVID-19 or other events, could result in a determination that a non-cash impairment adjustment is required, which could be material. The Company will continue to monitor events and circumstances that may affect the fair value or carrying value of our reporting units.

During the third quarter of 2020, the Company recognized a goodwill impairment charge of $3 million, which represents all of the goodwill allocated to our Tripadvisor China reporting unit. This impairment was driven by a significant reduction in projected cash flows as a result of strategic decisions made by the Company in the third quarter of 2020.

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

Statement of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Revenue	$151	$428	(65)%	$488	$1,225	(60)%

Costs and expenses:
Cost of revenue	13	25	(48)%	42	73	(42)%
Selling and marketing	70	176	(60)%	249	534	(53)%
Technology and content	46	76	(39)%	166	224	(26)%
General and administrative	35	51	(31)%	129	138	(7)%
Depreciation and amortization	30	32	(6)%	94	92	2%
Impairment of goodwill	3	—	n.m.	3	—	n.m.
Restructuring and other related reorganization costs	—	—	0%	42	—	n.m.
Total costs and expenses:	197	360	(45)%	725	1,061	(32)%
Operating income (loss)	(46)	68	n.m.	(237)	164	n.m.
Other income (expense):
Interest expense	(13)	(2)	550%	(22)	(5)	340%
Interest income	1	5	(80)%	3	14	(79)%
Other income (expense), net	—	2	n.m.	(9)	—	n.m.
Total other income (expense), net	(12)	5	n.m.	(28)	9	n.m.
Income (loss) before income taxes	(58)	73	n.m.	(265)	173	n.m.
(Provision) benefit for income taxes	10	(23)	n.m.	48	(63)	n.m.
Net income (loss)	$(48)	$50	n.m.	$(217)	$110	n.m.

Other Financial Data:
Adjusted EBITDA (1)	$15	$129	(88)%	$(18)	$347	n.m.

n.m. = not meaningful
(1) See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Revenue by Segment:	(in millions)			(in millions)
Hotels, Media & Platform	$80	$238	(66)%	$287	$746	(62)%
Experiences & Dining	53	141	(62)%	150	346	(57)%
Other (1)	18	49	(63)%	51	133	(62)%
Total revenue	$151	$428	(65)%	$488	$1,225	(60)%
Adjusted EBITDA by Segment:
Hotels, Media & Platform	$4	$93	(96)%	$25	$306	(92)%
Experiences & Dining	1	15	(93)%	(56)	(1)	5500%
Other (1)	10	21	(52)%	13	42	(69)%
Total Adjusted EBITDA	$15	$129	(88)%	$(18)	$347	n.m.
Adjusted EBITDA Margin by Segment (2):
Hotels, Media & Platform	5%	39%		9%	41%
Experiences & Dining	2%	11%		(37)%	0%
Other (1)	56%	43%		25%	32%

n.m. = not meaningful
(1)	Other consists of our Rentals, Flights & Car, Cruises, and Tripadvisor China business units and does not constitute a reportable segment.
(2)	We define “Adjusted EBITDA Margin by Segment” as Adjusted EBITDA by segment divided by revenue by segment.

Hotels, Media & Platform Segment

Hotels, Media & Platform segment revenue decreased by $158 million and $459 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily due to the impacts of COVID-19 pandemic as discussed above and, to a lesser extent, the impacts of search engines (primarily Google) increasing the prominence of their own hotel products in search results.

Hotels, Media & Platform segment Adjusted EBITDA decreased $89 million and $281 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019. This was primarily due to a decrease in revenue, partially offset by reductions in television advertising costs, direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to a decline in consumer demand related to COVID-19 and, to a lesser extent, a reduction in headcount as a result of workforce reductions.

The following is a detailed discussion of the revenue sources within our Hotels, Media & Platform segment:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Hotels, Media & Platform:
Tripadvisor-branded hotels	$67	$197	(66%)	$235	$624	(62%)
Tripadvisor-branded display and platform	13	41	(68%)	52	122	(57%)
Total Hotels, Media & Platform revenue	$80	$238	(66%)	$287	$746	(62%)

Tripadvisor-branded Hotels Revenue

Tripadvisor-branded hotels revenue primarily includes hotel auction revenue and, to a lesser extent, hotel B2B revenue, which includes click-based revenue generated from hotel sponsored placements advertising that enable hotels to enhance their visibility on Tripadvisor hotel pages, and subscription-based advertising services that we offer to travel partners. For the three and nine months ended September 30, 2020, 84% and 82%, respectively, of our total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. For the three and nine months ended September 30, 2019, 83% and 84%, respectively, of our total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue decreased $130 million and $389 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019. This decrease was primarily driven by reduced consumer demand as a result of COVID-19, concurrent with widespread travel restrictions and service limitations on our travel partners imposed by local and federal governments in response to the pandemic. In addition, we experienced reduced revenue generated through our SEO marketing channel, which we believe is impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results.

Tripadvisor-branded Display and Platform Revenue

For the three and nine months ended September 30, 2020, 16% and 18%, respectively, of Hotels, Media & Platform segment revenue was derived from our Tripadvisor-branded display and platform revenue, which consists of revenue from display-based advertising across our websites.

Tripadvisor-branded display-based advertising revenue decreased by $28 million and $70 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily driven by a decrease in marketing spend from our advertisers due to lack of consumer demand resulting from the impact of the COVID-19 pandemic.

Experiences & Dining Segment

Experiences & Dining segment revenue decreased by $88 million and $196 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019. Revenue growth in this segment was negatively impacted by a significant reduction in consumer demand as a result of COVID-19, concurrent with many jurisdictions globally adopting laws, rules, regulations or decrees intended to address COVID-19, including implementing various travel restrictions, “shelter in place” or “social distancing” mandates, or restricting access to city centers or popular tourist destinations, restaurants and limiting access to experience offerings in surrounding areas. However, restaurants across many European markets saw restrictions ease during the second quarter of 2020, which was met with an increase in consumer demand, and in the month of September 2020, theFork business unit had largely regained the revenue level of the prior year’s comparable period. In addition, this segment’s revenue did benefit from incremental revenue year-over-year of approximately $9 million and $27 million during the three and nine months ended September 30, 2020, respectively, related to our December 2019 acquisitions of Bookatable and SinglePlatform.

Experiences & Dining segment Adjusted EBITDA decreased $14 million and $55 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily due to the decrease in revenue noted above, partially offset by reduced selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to reduced consumer demand and lack of, or reduced, availability of dine-in restaurants, experiences and tours, as a result of COVID-19 and, to a lesser extent, decreased direct costs from credit card payment and other transaction costs directly related to reduced revenue as a result of COVID-19 and a reduction in headcount as a result of workforce reductions.

Other

Other revenue, which primarily includes Rentals revenue, in addition to click-based advertising and display-based advertising revenue from our Flights, Cars, and Cruises offerings on Tripadvisor websites and Tripadvisor China, decreased by $31 million and $82 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily due to decreased consumer demand, similar to our other businesses, as a result of COVID-19, and subsequent widespread global travel restrictions and service limitations on travel and supply partners imposed by local and federal governments, and reduced travel partner spend in response to COVID-19.

Adjusted EBITDA in Other decreased $11 million and $29 million during the three and nine months ended September 30, 2020, when compared to the same periods in 2019, primarily due to the decrease in revenue, partially offset by a reduction in selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to a decline in consumer demand related to COVID-19, and a reduction in headcount as a result of workforce reductions.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Direct costs	$8	$19	(58%)	$25	$55	(55%)
Personnel and overhead	5	6	(17%)	17	18	(6%)
Total cost of revenue	$13	$25	(48%)	$42	$73	(42%)
% of revenue	8.6%	5.8%		8.6%	6.0%

Cost of revenue decreased $12 million and $31 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily due to decreased direct costs from credit card payment and other transaction costs in our Experiences & Dining segment in correlation with the reduction in revenue related to COVID-19.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Direct costs	$30	$116	(74%)	$103	$356	(71%)
Personnel and overhead	40	60	(33%)	146	178	(18%)
Total selling and marketing	$70	$176	(60%)	$249	$534	(53%)
% of revenue	46.4%	41.1%		51.0%	43.6%

Direct selling and marketing costs decreased $86 million and $253 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily due to a decrease in SEM and other online traffic acquisition costs across all our segments and businesses and, to a lesser extent, a decrease in television advertising costs in our Hotels, Media & Platform segment, driven by cost reduction measures primarily in response to the financial impact to the Company and decline in consumer demand caused by the COVID-19 pandemic.

Personnel and overhead costs decreased $20 million and $32 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily as a result of a reduction in headcount related to our cost-reduction measures in response to COVID-19 across all of our business, partially offset by an increase in personnel costs in our Experiences & Dining segment related to additional headcount from our business acquisitions in December 2019. In addition, during the three and nine months ended September 30, 2020, we recognized $1 million and $5 million, respectively, as a reduction in personnel costs related to government grants and other assistance benefits received as COVID-19 relief from various governments.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Personnel and overhead	$40	$67	(40%)	$145	$199	(27%)
Other	6	9	(33%)	21	25	(16%)
Total technology and content	$46	$76	(39%)	$166	$224	(26%)
% of revenue	30.5%	17.8%		34.0%	18.3%

Technology and content costs decreased $30 million and $58 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily due to decreased personnel and overhead costs across all our business as a result of a reduction in headcount driven by cost-reduction measures in response to COVID-19. In addition, during the three and nine months ended September 30, 2020, we recognized $1 million and $4 million, respectively, as a reduction in personnel costs related to government grants and other assistance benefits received as COVID-19 relief from various governments.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(in millions)			(in millions)
Personnel and overhead	$25	$34	(26%)	$85	$100	(15%)
Professional service fees and other	10	17	(41%)	44	38	16%
Total general and administrative	$35	$51	(31%)	$129	$138	(7%)
% of revenue	23.2%	11.9%		26.4%	11.3%

General and administrative costs decreased $16 million and $9 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019. Personnel and overhead costs decreased $9 million and $15 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily driven by a reduction in headcount related to our cost-reduction measures across all our business in response to COVID-19. Professional service fees and other decreased $7 million during the three months ended September 30, 2020, when compared to the same period in 2019, primarily due to a decrease in digital service tax and other outside consulting costs. Professional service fees and other increased $6 million during the nine months ended September 30, 2020, when compared to the same period in 2019, primarily due to an increase in bad debt expense across our business as a result of COVID-19 impact on our customers.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Depreciation	$24	$23	$75	$69
Amortization of intangible assets	6	9	19	23
Total depreciation and amortization	$30	$32	$94	$92
% of revenue	19.9%	7.5%	19.3%	7.5%

Depreciation and amortization decreased $2 million during the three months ended September 30, 2020, respectively, when compared to the same period in 2019, primarily due to the completion of amortization related to certain intangible assets from previous business acquisitions, partially offset by increased depreciation related to capitalized software and website development costs. Depreciation and amortization increased $2 million during the nine months ended September 30, 2020, when compared to the same period in 2019, primarily due to increased depreciation related to capitalized software and website development costs, partially offset by the completion of amortization related to certain intangible assets from previous business acquisitions.

Impairment of Goodwill

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Impairment of goodwill	$3	$—	$3	$—
% of revenue	2.0%	0.0%	0.6%	0.0%

The Company recorded a goodwill impairment charge of $3 million related to our Tripadvisor China reporting unit in the third quarter of 2020.

Restructuring and other related reorganization costs

Restructuring and other related reorganization costs consist primarily of employee severance and related benefits.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Restructuring and other related reorganization costs	$—	$—	$42	$—
% of revenue	0.0%	0.0%	8.6%	0.0%

The Company incurred pre-tax restructuring and other related reorganization costs of $42 million during the nine months ended September 30, 2020. The costs consist of employee severance and related benefits. In response to the COVID-19 pandemic, during the second quarter of 2020, the Company committed to restructuring actions intended to reinforce its financial position, reduce its cost structure, and improve operational efficiencies, resulting in headcount reductions, for which we recognized $33 million in restructuring and other related reorganization costs. In addition, we engaged in a smaller scale restructuring action in the first quarter of 2020 to reduce our cost structure and improve our operational efficiencies, which resulted in headcount reductions for which we recognized $9 million in restructuring and other related reorganization costs.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees and debt issuance cost amortization related to our 2015 Credit Facility and Senior Notes, as well as interest on finance leases.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Interest expense	$(13)	$(2)	$(22)	$(5)

Interest expense increased $11 million and $17 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily due to an increase in interest incurred due to higher average outstanding borrowings related to the issuance of our Senior Notes and borrowings from our 2015 Credit Facility during 2020. Refer to “Note 8: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

Interest Income

Interest income primarily consists of interest earned from our money market funds, term deposits and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Interest income	$1	$5	$3	$14
Interest income decreased $4 million and $11 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily due to both a reduction in average interest rates earned on our investments and lower average invested funds by the Company during 2020.

Other Income (Expense), Net

Other income (expense), net generally consists of net foreign exchange gains and losses, earnings/(losses)from equity method investments, impairments on non-marketable investments, gain/loss on sale/disposal of businesses, and other non-operating income (expenses).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Other income (expense), net	$—	$2	$(9)	$—

Other income (expense), net decreased $9 million during the nine months ended September 30, 2020, when compared to the same period in 2019, respectively, primarily due to a loss on sale of business of $6 million, an allowance for credit losses of $3 million on a long-term note receivable and net losses from our equity method investment; partially offset by net foreign currency transaction gains as a result of the fluctuation of foreign exchange rates during 2020. Refer to “Note 14: Other income (expense), net” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

(Provision) Benefit for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
(Provision) benefit for income taxes	$10	$(23)	$48	$(63)
Effective tax rate	17.2%	31.5%	18.1%	36.4%

We had income tax benefits of $10 million and $48 million for the three and nine months ended September 30, 2020, respectively, and income tax expense of $23 million and $63 million for the three and nine months ended September 30, 2019, respectively. The decrease in our income tax expense during the three and nine months ended September 30, 2020, when compared to the same periods in 2019, was primarily due to significant pretax losses incurred during both the three and nine months ended September 30, 2020, respectively, and an income tax benefit of $3 million and $22 million during the three and nine months ended September 30, 2020, respectively, from the tax rate differential in tax years applicable to U.S. loss carryforwards that became eligible for carryback under the CARES Act enacted in March 2020, offset by an increase in the recognition of stock-based compensation shortfalls related to the decline in the Company’s common stock price during both the three and nine months ended September 30, 2020, respectively. Refer to “Note 9: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

Net income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Net income (loss)	$(48)	$50	$(217)	$110
Net income (loss) margin	(31.8%)	11.7%	(44.5%)	9.0%

Net income decreased $98 million and $327 million during the three and nine months ended September 30, 2020, when compared to the same periods in 2019, primarily due to a decrease in revenue primarily related to the negative impact on the Company’s business related to the COVID-19 pandemic, as described above in “Revenue and Segment Information”, partially offset by a decrease in total costs and expenses, primarily as a result of cost reduction measures initiated by the Company in response to the COVID-19 pandemic, as described above in “Consolidated Expenses”.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$(48)	$50	$(217)	$110
Add: (Benefit) Provision for income taxes	(10)	23	(48)	63
Add: Other expense (income), net	12	(5)	28	(9)
Add: Restructuring and other related reorganization costs	—	—	42	—
Add: Impairment of goodwill	3	—	3	—
Add: Stock-based compensation	28	29	80	91
Add: Depreciation and amortization	30	32	94	92
Adjusted EBITDA	$15	$129	$(18)	$347

Related Party Transactions

For information on our relationship with LTRIP, which may be deemed to beneficially own equity securities representing 58.5% of our voting power as of September 30, 2020, refer to “Note 1: Business Description and Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q. We had no related party transactions with LTRIP during the three and nine months ended September 30, 2020 and 2019, respectively.

Stock-Based Compensation

Refer to “Note 5: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 1,091,000 service-based stock options with a weighted average grant-date fair value per option of $10.08, 6,244,000 primarily service-based RSUs with a weighted average grant-date fair value of $24.48, and 133,000 MSUs with a weighted average grant-date fair value of $28.15 during the nine months ended September 30, 2020.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under our 2015 Credit Facility. As of September 30, 2020 and December 31, 2019, we had $446 million and $319 million, respectively, of cash and cash equivalents, and nearly $1 billion of available borrowing capacity under our 2015 Credit Facility as of September 30, 2020. As of September 30, 2020, approximately $120 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which approximately 50% was located in the U.K. As of September 30, 2020, the significant majority of our cash was denominated in U.S. dollars. The Company had $500 million in long-term debt as of September 30, 2020, as a result of the issuance of its Senior Notes in July 2020, as discussed below.

As of September 30, 2020, we had $508 million of cumulative undistributed earnings in foreign subsidiaries. As a result of the 2017 Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax. Historically, we have asserted our intention to indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. In response to increased cash requirements in the U.S. related to our declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, we determined that we no longer consider $390 million of these foreign earnings to be indefinitely reinvested. We intend to indefinitely reinvest $118 million of our foreign earnings in our non-US subsidiaries. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

In May 2020,  we amended our 2015 Credit Facility to, among other things, suspend the leverage ratio covenant on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 (or such earlier date as elected by the Company), the Leverage Covenant Holiday, and replacing it with a minimum liquidity covenant, that requires us to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity, which will apply only during the Leverage Covenant Holiday, as well as downsizing its capacity to $1.0 billion from $1.2 billion. The Second Amendment also prohibits the Company from payments and distributions, including share repurchases and dividends, during the Leverage Covenant Holiday. No change was made to the existing maturity date of the 2015 Credit Facility of May 12, 2022. During the Leverage Covenant Holiday, any outstanding or future borrowings under the 2015 Credit Facility will bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. As of September 30, 2020 and December 31, 2019, we were in compliance with our debt covenants under this facility. Commencing with the quarter ending September 30, 2021, the minimum liquidity covenant, or the Leverage Covenant Holiday, will cease to apply and the leverage ratio covenant will again be in effect. While there can be no assurance that we will be able to meet the leverage ratio covenant and our ability to borrow under the 2015 Credit Facility depends on compliance with various covenants, based on our current projections, we do not believe there is a material risk we will not remain in compliance throughout the next twelve months.

During the first quarter of 2020, the Company borrowed $700 million under the 2015 Credit Facility. These funds were drawn down as a precautionary measure to reinforce our liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. The Company repaid these borrowings in full during the three months ended September 30, 2020.

In July 2020, the Company completed the sale of $500 million in Senior Notes. The Senior Notes provide, among other things, that interest will be payable on the Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2021, at an interest rate of 7.000% per annum, until their maturity date of July 15, 2025. In July 2020, the Company used the net proceeds from the Senior Notes, or $490 million, net of approximately $10 million in debt issuances costs, to repay a portion of our outstanding borrowings under our 2015 Credit Facility. The Senior Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by certain domestic subsidiaries. The Senior Notes are not a registered security and there are no plans to register our Senior Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.

For further discussion of our 2015 Credit Facility and Senior Notes, refer to “Note 8: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

We were party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility”) as of December 31, 2019. The Company terminated this credit facility in June 2020. We had no outstanding borrowings under this credit facility at the time of termination or as of December 31, 2019.

During the nine months ended September 30, 2020, we repurchased 4,707,450 shares of our outstanding common stock at an average share price of $24.32 per share, exclusive of fees and commissions, or $115 million in the aggregate under our existing share repurchase program authorized by our Board of Directors. As of September 30, 2020, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program. As discussed above, the terms of our Second Amendment currently prohibits the Company from share repurchases during the Leverage Covenant Holiday and the terms of the Indenture related to the Senior Notes impose certain limitations and restrictions on share repurchases.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows related to working capital. In our Experiences business and our Rentals free-to-list model, we generally receive cash from travelers at the time of booking and we record these amounts, net of commissions, on our consolidated balance sheet as deferred merchant payables. We pay the suppliers, or the property rental owners and experience providers, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the supplier and this operating cycle represents a source or use of cash to us. During the first half of the year Rentals and Experiences bookings typically exceed the amount of completed stays and tour-taking, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. However, this trend has been impacted during 2020, as cash outflows to suppliers related to deferred merchant payables significantly exceeded cash received from travelers, primarily reflecting the decline in consumer demand for our products and cancellations of reservations due to COVID-19, which continued into the third quarter of 2020. The ultimate extent and longevity of the COVID-19 pandemic and its impact on travel, regional and global markets, and overall economic activity in currently affected countries or globally is unknown and impossible to predict with certainty, as such the impacts on our business and cash flows are uncertain at this point in time. Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions unrelated to COVID-19 that could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows. For example, we introduced a new payment feature in late 2019, which allows our Experiences customers the option to reserve certain experience activities and defer payment until a date no later than two days before the experience date; as a result, this payment option may affect the timing of our future cash flows.

As discussed in “Note 9: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q, we have received Notices of Proposed Adjustments issued by the IRS for tax years 2009 through 2016, as of September 30, 2020. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $105 million to $115 million, exclusive of interest expense, at the close of the audit if the IRS prevails. We have disputed these proposed adjustments and intend to continue to defend our position. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may negatively impact our operating cash flows.

We believe that our available cash and cash equivalents will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions and/or other expenditures in support of our business strategy, and may potentially reduce our cash balance and/or increase our borrowings under our 2015 Credit Facility or other borrowings.

In addition, our capital requirements may increase due to the impact of COVID-19, which has already resulted in reduced revenues and operating cash flows for the Company, and the extent and duration to which it may continue to impact the Company’s business is unclear. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact to our liquidity and capital requirements, and therefore our capital structure.

Our cash flows for the nine months ended September 30, 2020 and 2019, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
	2020	2019
	(in millions)
Net cash provided by (used in):
Operating activities	$(180)	$364
Investing activities	(46)	(140)
Financing activities	349	(30)

During the nine months ended September 30, 2020, our primary use of cash was in operations, financing activities (including repurchases of our outstanding common stock at an aggregate cost of $115 million under our existing share repurchase program and payment of withholding taxes on net share settlements of our equity awards of $18 million), and investing activities (including capital expenditures incurred during the nine months ended September 30, 2020 of $46 million).  This use of cash was funded primarily with cash on hand and cash equivalents, and financing activities, which includes $490 million in proceeds from the issuance of our Senior Notes, net of financing costs.

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

Net cash used in operating activities for the nine months ended September 30, 2020, increased by $544 million when compared to the same period in 2019, primarily due to a decrease in net income of $327 million and increase in use of working capital of $225 million, driven by working capital outflows primarily due to payments to travel suppliers related to deferred merchant payables for completed experiences, tours and rentals which significantly exceeded cash received from consumers as a result of a decline in consumer demand due to COVID-19 and its negative impact on our 2020 revenue. This was partially offset by an increase in cash received from trade receivables, as cash collected primarily from pre-COVID-19 customer invoices for services provided significantly exceeded invoices for services provided to customers in the post-COVID-19 time period, as a result of a decline in consumer demand.

Net cash used in investing activities for the nine months ended September 30, 2020 decreased by $94 million when compared to the same period in 2019, due to a decrease in net cash generated from the purchases and maturities of marketable securities of $78 million and a decrease in capital expenditures of $14 million.

Net cash provided in financing activities for the nine months ended September 30, 2020 increased by $379 million when compared to the same period in 2019, primarily due to borrowings on our 2015 Credit Facility of $696 million, net of financing costs, proceeds from the issuance of our Senior Notes of $490 million, net of financing costs, and a decrease in payment of withholding taxes on net share settlements of equity awards of $10 million during the nine months ended September 30, 2020, partially offset by share repurchases of our common stock under our share repurchase program of $115 million and a repayment on our 2015 Credit Facility of $700 million during the nine months ended September 30, 2020.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of September 30, 2020, with the exception of $500 million in long-term debt, including semi-annual interest payments, as a result of the issuance of the Senior Notes with an interest rate of 7.000% per annum due in July 2025, as discussed above, there have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2019.

As of September 30, 2020, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our contractual obligations and commercial commitments.

Contingencies

In the ordinary course of business, we are party to regulatory and legal matters, including threats thereof, arising out of or in connection with our operations. These matters may involve claims involving patent and other intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer matters and data privacy), defamation and reputational claims. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011, 2012 through 2016, and 2018 tax years, under an employment tax audit by the IRS for the 2015 through 2017 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of September 30, 2020, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia and our 2012 through 2016 standalone IRS audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of Tripadvisor’s standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years, and in August 2020, we received Notices of Proposed Adjustments from the IRS for the 2014, 2015 and 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $105 million to $115 million at the close of the audit if the IRS prevails. The estimated range takes into consideration competent authority relief and transition tax regulations, and is exclusive of deferred tax consequences and interest expense, which would be significant. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2016 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for tax years 2009 through 2013.  We expect the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future.  Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all open subsequent years.

The Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project, and issued the Action 1 report in 2015 to address the tax challenges arising from digitalization. Since then, the

OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. As the OECD/G20 Inclusive Framework drives toward a consensus long-term solution, several countries have introduced unilateral digital service tax initiatives which impose new types of non-income taxes, including taxes based on a percentage of revenue.  The Company is monitoring certain U.S. states and countries in which we do business, such as France, Italy, Spain, and the U.K., which have enacted or proposed similar taxes that will be applicable or are likely to be applicable during 2020.  During the three and nine months ended September 30, 2020, we recorded $1 million and $2 million, respectively, and during both the three and nine months ended September 30, 2019, we recorded $3 million, respectively, of digital service tax to general and administrative expense on our unaudited condensed consolidated statement of operations; however, we continue to assess the financial impact of new laws relating to digital services and taxation. Further, as additional U.S. states and countries introduce unilateral measures we will continue to monitor developments and determine the financial impact of these initiatives to the Company.

As a result of the 2017 Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax. Historically, we have asserted our intention to indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. In response to increased cash requirements in the U.S. related to our declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, we determined that we no longer consider $390 million of these foreign earnings to be indefinitely reinvested. During the year ended December 31, 2019, we recorded a deferred tax liability of $1 million for the U.S. state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that are not indefinitely reinvested. We intend to indefinitely reinvest $118 million of our foreign earnings in our non-US subsidiaries. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. We are exposed to market risks primarily due to our international operations, our ongoing investment and financial activities, as well as changes in economic conditions in all significant markets in which we operate as a result of the COVID-19 pandemic. The risk of loss can be assessed from the perspective of adverse changes in our future earnings, cash flows, fair values of our assets, and financial condition. Our exposure to market risk, at any point in time, may include risk to our credit facilities and any related borrowings, Senior Notes, derivative instruments, cash and cash equivalents, short term and long term marketable securities, accounts receivable, intercompany receivables/payables, accounts payable and deferred merchant payables denominated in foreign currencies. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage and attempt to mitigate our exposure to such risks.

There has been no material change in our market risk profile during the nine months ended September 30, 2020, with the exception of the impacts from the COVID-19 pandemic. For a discussion of market conditions and impacts on our financials resulting from the COVID-19 pandemic, refer to “Note 1: Business Description and Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q, and for further information, Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations,” and to Part II, Item 1A, "Risk Factors”. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

We have significant operations in both the United Kingdom (U.K.) and European Union (E.U.). Many of our operations and those of our business partners are integrated across the U.K. and the E.U. and are highly dependent on the free flow of labor, data, services and goods in those regions. Although the U.K. ceased to be a member of the E.U. on January 31, 2020, pursuant to a process known as Brexit, the U.K. and E.U. will continue to work on the terms of the departure through a transition period ending December 31, 2020.  As a result, there remains significant uncertainty about the future relationship between the U.K. and the E.U. The ongoing uncertainty and potential outcomes could negatively impact our relationships with our employees, business partners and vendors and could negatively impact our financial performance. In addition, uncertainty could continue to adversely affect consumer confidence, talent acquisition and spending in the U.K. We could face new regulatory costs and challenges when the U.K. does leave the E.U. and U.K. regulations potentially diverge from those of the E.U. including, through the implementation of new U.K. legislation. Since the U.K.’s exit from the E.U. and the terms of that exit are uncertain, we are unable to predict the effect Brexit will have on our business and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are party to regulatory legal matters, as well as threats thereof, arising out of or in connection with our operations.  These matters involve, among others, alleged infringement of third-party intellectual property rights, defamation and reputation claims, tax matters, regulatory compliance, personal injury and other claims. Rules and regulations promulgated by the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that we are defending involves or is likely to involve amounts of that magnitude. There may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

Item 1A. Risk Factors

You should consider carefully the risks described below together with all of the other information included in this Quarterly Report as they may impact our business, results of operations and/or financial condition. The risks and uncertainties described below are not the only ones we face.

Risks Related to Our Business and Industry

The COVID-19 pandemic has materially and adversely affected, and will likely continue to materially and adversely impact our business and financial performance for the foreseeable future. COVID-19 has caused material declines in demand within the travel, hospitality, restaurant and leisure industry that has dampened consumer demand for our products and services and has adversely and materially affected our business, financial results and financial condition. The Company's future financial results and liquidity could be impacted by delays in payments of outstanding accounts receivable amounts beyond normal payment terms, travel supplier and restaurant insolvencies, governmental restrictions and mandates, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by the Company and its customers. The extent and duration of the impact of the COVID-19 pandemic on our business, financial results and financial condition is highly uncertain and difficult to predict, as the duration and severity of the pandemic is uncertain and cannot be predicted. We expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time.  Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and such economic disruption could have a material adverse effect on our business as consumers reduce their discretionary spending.

Declines or disruptions in the travel industry have had a material adverse impact on the Company’s business, financial results and financial condition. Many jurisdictions have adopted laws, regulations or decrees intended to address the COVID-19 pandemic, including those implementing travel restrictions, social mobility and distancing requirements and/or restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas. Many airlines have also suspended or limited flights. As the COVID-19 pandemic continues to develop, governments, corporations and other authorities may continue to implement restrictions or policies that adversely impact travel, or reinstate similar restrictions or policies, where previously lifted. Increased and/or prolonged restrictions and regulations such as these could continue to negatively impact our business, financial results and financial condition and could cause the market price of our common stock to decline.

If we are unable to continue to attract a significant amount of visitors to our websites and mobile apps, to cost-effectively convert these visitors into revenue-generating users and to continue to engage our users, our business, financial results and financial condition could be harmed. Our traffic and user engagement could be adversely affected by a number of factors including, but not limited to, inability to provide quality content, inventory or supply to our consumers; declines or inefficiencies in traffic acquisition and reduced awareness of our brands. Certain of our competitors have advertising campaigns expressly designed to drive traffic directly to their websites, and these campaigns may negatively impact traffic to our site. There can be no assurances that we will continue to provide content and products in a manner that meets rapidly changing demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage users, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to our websites and negatively impact our business and financial performance.

We rely on internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with ours. If links to our websites and apps are not displayed prominently, traffic to our platform could decline and our business would be negatively affected. The number of consumers we attract to our platform is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages, or SERPs. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our control. Search engines frequently change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. A search engine could alter its search algorithms or results causing our websites to place lower in search query results. For example, Google, a significant source of traffic to our websites, frequently promotes its own competing products in its search results, which has negatively impacted placement of references to our company and our website on the SERP. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our travel partners, or if competitive dynamics impact the cost or effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected. Furthermore, our failure to successfully manage our SEO and SEM strategies and/or other traffic acquisition strategies could result in a substantial decrease in traffic to our websites, as well as increased costs to the extent we replace free traffic with paid traffic.

We also rely on application marketplaces, or app stores such as Apple’s App Store and Google’s Play, to drive downloads of our apps. In the future, Apple, Google or other marketplace operators may make changes that make access to our products more difficult. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product and hotel metasearch product as well as reservation functionality. Our apps may receive unfavorable treatment compared to the promotion and placement of competing apps, such as the order in which they appear within marketplaces. Similarly, if problems arise in our relationships with providers of application marketplaces, traffic to our site and our user growth could be harmed.

We derive a substantial portion of our revenue from advertising and any significant reduction in spending by advertisers on our platforms could harm our business. Our ability to grow advertising revenue with our existing or new advertising partners is dependent in large part on our ability to generate revenue for them relative to other alternatives. Our ability to provide value to our advertising partners depends on a number of factors, including, but not limited to, the following:

•	Our ability to increase or maintain user engagement;
•	Our ability to increase or maintain the quantity and quality of ads shown to consumers;
•	The development of technologies that can block the display of our ads or our ad measurement tools;
•	The effectiveness of our advertising and the extent to which it generates sales leads, customers, bookings or financial results on a cost-effective basis;
•	The competitiveness of our products, traffic quality, perception of our platform, and availability and accuracy of analytics and measurement solutions to demonstrate our value; and
•	Adverse government actions or legal developments relating to advertising, including limitations on our ability to deliver targeted advertising.

Any of these or other factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, or cause marketers to stop advertising with us altogether, either of which would negatively affect our revenue and financial results.

Click-based advertising revenue accounts for the majority of our advertising revenue. Our pricing for click-based advertising depends, in part, on competition between advertisers. If our large advertisers become less competitive with each other, merge with each other or with our competitors, focus more on per-click profit than on traffic volume, or are able to reduce CPCs, this could have an adverse impact on our advertising revenue which would, in turn, have an adverse effect on our business and financial results.

We rely on a relatively small number of significant advertising partners and any reduction in spending by or loss of these partners could seriously harm our business. For the year ended December 31, 2019, our two most significant advertising partners,

Expedia and Booking (and their subsidiaries), accounted for a combined 33% of total revenue. If any of our significant advertising partners were to cease or significantly curtail advertising on our websites, we could experience a rapid decline in our revenue over a relatively short period of time which would have a material impact on our business.

Our business depends on a strong brand and any failure to maintain, protect or enhance our brand could hurt our ability to retain and expand our base of consumers and partners, the frequency with which consumers utilize our products and services and our ability to attract advertisers and partners. Our ability to maintain and protect our brand depends, in part, on our ability to maintain consumer trust in our products and services and in the quality, integrity, reliability of usefulness of the content and other information found on our platform. If consumers do not view the content on our website to be useful and reliable, they may seek other sources to obtain the information they are looking for and may not return to our platform as often or at all. We dedicate significant resources to protecting the quality of our content, primarily through our content guidelines, computer algorithms and human moderators that are focused on identifying and removing inappropriate, unreliable or deceptive content.

Media, legal, or regulatory scrutiny of our user content, advertising practices, and other issues may adversely affect our reputation and brand. Negative publicity about our company, including our content, technology and business practices, could diminish our reputation and confidence in our brand, thereby negatively affecting the use of our products and our financial performance. For example, in the past, certain media outlets have alleged that we have improperly filtered or screened reviews, that we have not properly verified reviews, or that we manipulate reviews, ranking and ratings in favor of our advertisers. We expend significant resources to ensure the integrity of our reviews and to ensure that the most relevant reviews are available to our consumers; we do not establish rankings and ratings in favor of our advertisers. In addition, regulatory inquiries or investigations require management time and attention and could result in further negative publicity, regardless of their merits or ultimate outcomes.

In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection could adversely affect our reputation with our consumers and our partners. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue.

Consumer adoption and use of mobile devices creates new challenges if we are unable to operate effectively on these platforms or our products for such devices are not compelling, our business may be adversely affected. Widespread adoption of mobile devices is driving substantial online traffic and commerce to mobile platforms and we anticipate that use of these devices will continue to grow. The functionality and user experience associated with these alternative devices may make the use of our platform through such devices more difficult. Our websites and apps, when utilized on mobile phone devices, have historically monetized at a significantly lower rate than desktops and advertising opportunities are more limited on these devices. Additionally, consumer purchasing patterns differ on these devices. For example, accommodation reservations made on a mobile device are generally for shorter lengths of stay and are not made as far in advance. Mobile consumers may also be unwilling to download multiple apps providing similar services or contribute high quality content through multiple devices. We expect that the ways in which consumers engage with our platform will continue to change over time as consumers increasingly engage via alternative devices.

It is important for us to develop and maintain effective platforms to drive adoption and user engagement by providing consumers with an appealing, easy-to-use experience. As new devices and platforms are continually being released, it is difficult to predict the problems we may encounter in adapting our products and services and we may need to devote significant resources to the creation, support and maintenance of competitive new products. If we are unable to continue to rapidly innovate and create appealing, user-friendly and differentiated offerings and efficiently and effectively advertise on these platforms, we could lose market share and our business, future growth and financial results could be adversely affected.

Our success will also depend on the interoperability of our products with a range of technologies, systems, networks and standards and our ability to create, maintain and develop relationships with key participants in related industries, some of which may be our competitors. For example, Google’s Android, and Apple’s iPhone are the leading smartphones in the world and our products need to synergistically function on their respective operating systems in order to create a positive user experience on those devices. However, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically, with prominence on its Google Play app store or within its mobile search results. Similarly, Apple obtained a patent for “iTravel,” a mobile app that would allow a traveler to check in for travel reservation, and Apple’s iPhone operating system includes “Wallet,” a virtual wallet app that holds tickets, boarding passes, coupons and gift cards.  Apple has substantial market share in the smartphone category and controls integration of offerings, including travel services, into its mobile operating system. Apple may use or expand iTravel, Wallet, Siri (Apple’s voice recognition “concierge” service), Apple Pay (Apple’s mobile payment system) or another mobile app or functionality as a means of entering the travel reservations marketplace. To the extent Google or Apple use their mobile operating systems, app distribution channels or, in the case of Google, search services, to favor their own travel service offerings, there may be an adverse effect on our ability to compete in the mobile space.

We may not be successful in developing products that operate effectively with these technologies, systems, networks and standards or in creating, maintaining and developing relationships with key participants in related industries. If we experience difficulties or increased costs in integrating our products into alternative devices or if manufacturers do not include our products in their devices, make changes that degrade the functionality of our products, give preferential treatment to competitive products or prevent us from delivering advertising, our user growth and financial results may be harmed.

Declines or disruptions in the economy in general and travel industry, in particular, could adversely affect our businesses, financial results and the market price of our common stock. Sales of travel services tend to decline or grow more slowly during economic downturns when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. The global economy may be adversely impacted by events beyond our control including actual or threatened terrorism, regional hostilities or instability, natural disasters, political instability and health concerns (including epidemics or pandemics), significant increases in energy costs, tightening of credit markets and declines in consumer confidence. The uncertainty of macro-economic factors and their impact on consumer behavior makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business.

We have significant operations in both the U.K. and the E.U. and those operations are highly integrated across the U.K. and the E.U. and are highly dependent on the free flow of labor and goods in those regions. Although the U.K. ceased to be a member of the E.U. on January 31, 2020, pursuant to a process known as Brexit, the U.K. and the E.U. continue to work on the terms of the departure through a transition period ending December 31, 2020. There remains significant uncertainty about the future relationship between the U.K. and the E.U. The ongoing uncertainty and potential outcomes could negatively impact our partner and customer relationships. This uncertainty could continue to adversely affect consumer confidence and spending in the U.K. Since the final terms of that exit and the U.K. regulatory environment are uncertain, we are unable to predict the effect Brexit will have on our business and results of operations.

Economic downturn and adverse market conditions may also negatively impact our partners, our partners’ access to capital, cost of capital and ability to meet liquidity needs.  These challenges faced in a prolonged economic downturn or deterioration in the travel industry could adversely impact our business, financial results and financial condition. The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time.

We operate in an increasingly competitive global environment and our failure to compete effectively could reduce our market share and harm our financial performance. We compete with different types of companies in the various markets and geographies where we operate, including large and small companies in the travel space as well as broader service providers.  We face competition for content, consumers, advertisers, online travel search and price comparison services and online reservations. We compete globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservation and related services. The markets for the services we offer are intensely competitive and current and new competitors can launch new services at a relatively low cost. More specifically:

•

In our Hotels, Media & Platform segment, we face competition from the following businesses: OTAs (including Expedia and Booking); hotel metasearch providers (including trivago, Kayak, HotelsCombined, and Trip.com Group Limited); large online search, social media, and marketplace platforms and companies (including Google, Facebook, Bing, Yahoo, Baidu, Alibaba, and Amazon); and traditional offline travel agencies; and global hotel chains seeking to promote direct bookings.

•

We also face competition from different companies with respect to our Experiences & Dining segment. Our Experiences offering competes with online travel agencies, such as Airbnb, Booking, GetYourGuide and Klook; traditional travel agencies; online travel service providers; and wholesalers, among others. Our Dining offering competes with other online restaurant reservation services, such as SeatMe and OpenTable.

There has been a proliferation of new channels through which service providers can offer accommodations, experiences and restaurant reservations. Metasearch services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant’s brand to drive consumers directly to its website. Some of our competitors offer a variety of online services and, in some cases, are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. Many of our competitors have significantly greater financial, technical, marketing and other resources and have more expertise in developing online commerce and facilitating internet traffic as well as larger client bases. They also have the ability to leverage other aspects of their business to enable them to compete more effectively.

In addition, Google and other large, established companies with substantial resources and expertise have launched travel or travel-related search, metasearch and/or reservation booking services and may create additional inroads into online travel. Google's metasearch products, Google Hotel Ads and Google Flights, are growing rapidly and have achieved significant market share in a relatively short time. Many of our competitors continue to expand their voice and artificial intelligence capabilities, which may provide them with a competitive advantage in travel.

We compete with certain companies that we also do business with, including certain of our advertising partners and related parties. The consolidation of our competitors and travel partners may affect our relative competitiveness and our travel partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites.

We rely on information technology to operate our business and remain competitive, and any failure to adapt to technological developments or industry trends could harm our businesses. Our future success depends on our ability to continuously improve and upgrade our systems and infrastructure to meet rapidly evolving consumer trends and demands while at the same time maintaining the reliability and integrity of our systems and infrastructure. We may not be able to maintain or replace our existing systems or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. We may not be successful, or as successful as our competitors, in developing technologies and systems that operate effectively across multiple devices and platforms in a way that is appealing to our consumers. The emergence of alternative or new devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require additional investment in technology. New developments in other areas could also make it easier for competitors to enter our markets due to lower up-front technology costs.

If we do not continue to innovate and provide products, services and features that are useful to users, we may not remain competitive, and our business and financial performance could suffer. Our competitors are continually developing innovations in services and features. As a result, we are continually working to improve the user experience on our platform in order to engage our consumers and drive user traffic and conversion rates for our travel partners. We have invested, and expect to continue to invest, significant resources in developing and marketing these innovations. We can give no assurances that the changes we make will yield the benefits we expect and will not have unintended or adverse impacts. If we are unable to continue offering innovative products and services and quality features that users want to use, existing consumers may become dissatisfied and use competitors’ offerings and we may be unable to attract additional consumers, which could adversely affect our business and financial performance.

Our dedication to making the user experience our highest priority may cause us to prioritize rapid innovation and user experience over short-term financial results. We strive to create the best experience for our consumers. We believe that in doing so we will increase our traffic conversion (i.e., visitors converting into clicks and/or bookings), revenue and financial performance. We have taken actions in the past, and may continue to take actions in the future, that have the effect of reducing our short-term financial results if we believe the actions benefit the overall user experience. These decisions may not produce the long-term benefits we expect, new or enhanced products may fail to engage consumers and/or we may be unsuccessful in our efforts to monetize these initiatives, in which case our relationships with consumers and travel partners, and our business and financial performance could be harmed.

We are dependent upon the quality of traffic in our network to provide value to our partners, and any failure in our ability to deliver quality traffic and/or the metrics to demonstrate the value of the traffic could have a material adverse effect on the value of our websites to our partners and adversely affect our revenue. We use technology and processes to monitor the quality of the internet traffic that we deliver to our partners and have identified metrics to demonstrate the quality of that traffic and identify low quality clicks such as non-human processes, including robots, spiders, the mechanical automation of clicking and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be delivered to such online advertisers. Such low-quality or invalid traffic may be detrimental to our relationships with partners and could adversely affect our advertising pricing and revenue.

We rely on assumptions and estimates and data to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business. Certain metrics are key to our business; as both the industry in which we operate and our businesses continue to evolve, so too might the metrics by which we evaluate our businesses. While the calculation of the metrics we use is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and have a number of limitations; furthermore, our methodologies for tracking these metrics may change over time. For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some consumers may restrict our ability to accurately identify them across visits, some mobile apps automatically contact our servers for regular updates with no user action, and we are not always able to capture user information on all of our platforms. As such, the calculations of our unique users may not accurately reflect the number of people actually visiting our platforms. If the internal tools we use to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data we report may not be accurate. We continue to improve upon our tools and methodologies to capture data; however, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of our data. Finally, we may, in the future, identify new or other metrics that enable us to more accurately evaluate our business. Accordingly, investors should not place undue reliance on these metrics.

We rely on the performance of highly skilled personnel and if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel our business would be harmed. In particular, the contributions of Stephen Kaufer, our co-founder, Chief Executive Officer and President, the contributions of key senior management and the contributions of software engineers and other technology professionals are critical to our overall management and the success of our business. We cannot ensure that we will be able to retain the services of our existing key personnel and the loss of one or more of our key personnel could seriously harm our business. We do not maintain any key person life insurance policies.

During the second quarter of 2020, we reduced (or are in the process of reducing) our headcount by more than 900 employees. This reduction in workforce results in the loss of institutional knowledge, relationships, or expertise for critical roles. This reduction could also have a negative impact on employee morale and productivity, make it more difficult to retain valuable key employees, divert attention from operating our business, create personnel capacity constraints and hamper our ability to grow, develop innovative products and compete, any of which could impede our ability to operate or meet strategic objectives. As travel recovers from the COVID-19 pandemic, we may need to replace some or all of those roles with qualified individuals, which is typically a time-consuming process. We compete with companies that have far greater financial resources than we do as well as companies that promise short-term growth opportunities and/or other benefits. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.

Acquisitions, investments, significant commercial arrangements and/or new business strategies could present new challenges and risks and disrupt our ongoing business. We have acquired, invested in and/or entered into significant commercial arrangements with a number of businesses in the past and our future growth may depend, in part, on future acquisitions, investments, commercial arrangements and/or changes in business strategies. Such endeavors may involve significant risks and uncertainties, including, but not limited to, the following:

•	Costs incurred to identify, pursue and fund these endeavors that may or may not be successful and may limit other potential uses of cash;
•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences;
•	Diversion of management’s attention or other resources from our existing business;
•	Difficulties and expenses in integrating the operations, products, technology or personnel;
•	Difficulties in implementing and retaining uniform standards, controls, procedures, policies and information systems;
•	Assumption of debt and liabilities, including costs associated with litigation, cybersecurity risks, and other claims;
•	Failure of any such strategy or target to achieve anticipated objectives, revenues or earnings;
•	Limited management or operational control and heightened reputational risk with respect to minority investments;
•	Entrance into markets in which we have no prior experience; and
•	Adverse market reaction to the transaction.

We have invested, and may in the future invest, in privately-held companies. Such investments are inherently risky and our ability to liquidate any such investments is typically difficult. Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the companies’ securities. We cannot assure you that these investments will be successful or that such endeavors will result in the realization of the synergies, cost savings and innovation that may be possible within a reasonable period of time, if at all. We could lose the full amount of our investments; any impairment of our investments could have a material adverse effect on our financial results.

Risks Related to Legal and Regulatory Matters

We are a global company that operates in many different jurisdictions inside and outside the U.S. and these operations expose us to additional risks. Many regions have different economic conditions, languages, currencies, legislation, regulatory environments, levels of political stability, levels of consumer expectations, and use of the internet for commerce. We are subject to risks typical of global businesses, including, but not limited to, the following:

•	Compliance with additional laws and regulations, including but not limited to, laws and regulations regarding data privacy, labor and employment, advertising, anti-competition and tax;
•	Diminished ability to legally enforce contractual rights;
•	Increased risk and limits on enforceability of intellectual property rights;
•	Restrictions on repatriation of cash and on investments in operations;
•	Difficulties in managing staff and operations due to distance, time zones, language and cultural differences;
•	Uncertainty regarding liability for services, content and intellectual property rights;
•	Economic or political instability or laws involving economic or trade prohibitions or sanctions; and
•	Threatened or actual acts of terrorism.

Our strategy includes continued expansion in existing markets and potentially new markets. In addition to the risks mentioned above, international markets have strong local competitors with established brands and travel service providers or relationships that may make expansion in certain markets difficult and costly and take more time than anticipated. In some markets, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of internet or travel-related businesses illegal or difficult or may make direct participation in those markets uneconomic, which could make our entry or expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs. If we are unsuccessful in expanding in existing and potentially new markets and effectively managing that expansion, our business and financial results could be adversely affected.

We are regularly subject to claims, lawsuits, government investigations, and other proceedings which may result in adverse outcomes and, regardless of the outcome, legal costs, diversion of management resources, injunctions or damage awards, and other negative results. It is possible that a resolution of one or more such proceedings could result in substantial damages, fines or penalties that could adversely affect our business, financial results or financial position. These proceedings could also result in reputational harm, criminal sanctions or consent decrees, the release of confidential information or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices. Any of these consequences could adversely affect our business and financial results.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business or financial results. Our business and financial results could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to internet and online commerce, internet advertising, consumer protection, intermediary liability, data security and privacy and rental licensing and listing requirements. These laws continue to evolve. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to internet and online commerce and liability for information retrieved from or transmitted over the internet. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, data privacy and industry-specific laws and regulations. Further, our Rentals business has been and continues to be subject to regulatory developments globally that affect the rental industry and the ability of companies like us to list those rentals online, such as (i) statutes or ordinances that prohibit or limit property owners and managers from renting certain properties on a short-term basis, (ii) fair housing or other laws governing whether and how properties may be rented, and (iii) homeowners, condominium and neighborhood associations adopting or considering adopting rules that prohibit or restrict property owners and managers from short-term rentals. Operating in this dynamic regulatory environment requires significant management attention and financial resources. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies, regulatory authorities, courts and/or consumers, which if material, could adversely affect our business, financial condition and financial results.

The promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, could require us to change certain aspects of our business, operations and relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the Company to additional liabilities. For example, many jurisdictions have adopted, and many jurisdictions are considering adopting, privacy rights and consumer protections for their residents, which legislation will continue to change the landscape for the use and protection of data and could increase the cost and complexity of delivering our services. Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, impede development of new products, require significant management time, increase costs and/or subject us to additional liabilities. Violations of these laws and regulations could result in penalties, criminal sanctions and/or negative publicity against us, our officers or our employees and/or restrictions on the conduct of our business.

We cannot be sure that our intellectual property is protected from copying or use by others. Our websites rely on content as well as proprietary brands and technology. We protect our content, brands and technology by relying on a combination of trademarks, copyrights, trade secrets, and confidentiality agreements. Even with these precautions, it may be possible for a party to copy or obtain and use our content, brands or technology without authorization or to independently develop similar content, brands or technology. Any misappropriation or violation of our rights could have a material adverse effect on our business.

Effective intellectual property protection is expensive to develop and maintain and may not be available in every jurisdiction in which our services are available.  Policing unauthorized use of our intellectual property is difficult and expensive; in certain jurisdictions, we may be unable to protect our intellectual property adequately against unauthorized third-party copying or use. We cannot be sure that the steps we have taken will prevent misappropriation or infringement of our intellectual property. Furthermore, we may need to go to court or other tribunals or administrative bodies in order to enforce our rights, to protect our trade secrets or to determine the validity and scope of the rights of others. These proceedings might result in substantial costs and diversion of resources and management attention. Our failure to protect our intellectual property in a cost-efficient or effective manner could have a material adverse effect on our business.

We currently license and incorporate into our websites technologies and content from third parties. As we continue to introduce new services that incorporate new technologies and content, we may be required to license additional technology or content. We cannot be sure that such technology or content will be available on commercially reasonable terms, if at all.

Risks Related to Data Security and Privacy

Our processing, storage and use of personal information and other data subjects us to additional laws and regulations and failure to comply with those laws and regulations could give rise to liabilities. The security of data when engaging in electronic commerce is essential to maintaining consumer and service provider confidence in our services. We are subject to a variety of laws in the U.S. and abroad regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other existing laws. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. In addition, practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny.

Implementing and complying with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our operations. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in governmental enforcement actions that could harm our reputation and cause our users and travel partners to lose trust in us, any of which could have an adverse effect on our business, brand, market share and financial results.

We are subject to risks associated with processing credit card and other payment transactions and failure to manage those risks may subject us to fines, penalties and additional costs and could have a negative impact on our business. We accept payments from consumers and travel partners using a variety of methods, including credit card, debit card, direct debit from a customer’s bank account, and invoicing.  We are subject to regulations and compliance requirements, including obligations to implement enhanced authentication processes. We rely on third parties to provide certain payment methods and payment processing services and our business could be disrupted if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We are also subject to a number of other laws and regulations relating to payments, money laundering, international money transfers and privacy and information security. These laws, regulations and/or requirements result in significant costs and, yet, we may still be susceptible to fraudulent activity. If we fail to comply with these rules or requirements or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines, penalties and higher transaction fees, and/or lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments. In addition, for certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability.

System security issues, data protection breaches, cyberattacks and system outage issues could disrupt our operations or services provided to our consumers, and any such disruption could damage our reputation and adversely affect our business, financial results and share price. Our reputation and ability to attract, retain and service our consumers and travel partners is dependent upon the reliable performance and security of our computer systems and those of third parties we utilize in our operations. Significant security issues, data breaches, cyberattacks and outages, interruptions or delays, in our systems or third party systems upon which we rely, could impair our ability to display content or process transactions and significantly harm our business. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our consumers or our travel partners, could expose us, our users and travel partners to a risk of loss or misuse of this information, damage our brand and reputation or otherwise harm our business and financial performance and could result in government enforcement actions and litigation and potential liability for us. The costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain. In addition, to the extent that we do experience a data breach, remediation may be costly and we may not have adequate insurance to cover such costs.

Computer programmers and hackers also may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products or otherwise exploit any vulnerabilities in our systems, or attempt to fraudulently induce our employees, consumers, or others to disclose passwords or other sensitive information or unwittingly provide access to our systems or data. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We may need to expend significant resources to protect against security breaches or to investigate and address problems caused by cyber or other security problems. Failure to adequately protect against attacks or intrusions, whether for our own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on our financial performance.

Much of our business is conducted with third party partners and vendors. A security breach at such third party could be perceived by consumers as a security breach of our systems and could result in negative publicity or reputational damage, expose us to risk of loss or litigation and subject us to regulatory penalties and sanctions. In addition, such incidents may also result in a decline in our user base or engagement levels.

Media coverage of data breaches and public exposure of consumer data rights has increased, in part because of the rise of enforcement actions, investigations and lawsuits. Similarly, the increase in privacy activist groups is likely to give rise to further scrutiny, investigative actions and exposés. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss and possible liability due to regulatory penalties and sanctions. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with, applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security. Security breaches could also cause travelers and consumers to lose confidence in our data security, which would have a negative effect on the value of our brand.

Evolving guidance on use of "cookies" and similar technology could negatively impact the way we do business. Cookies, or text files stored on users’ web browsers, are common tools used by thousands of websites, including ours, to store or gather information, improve site security and market to consumers. Cookies and similar technologies are valuable tools for websites and apps to improve the customer experience and increase conversion on their websites. Many countries have adopted data protection laws and regulations governing the use of cookies and other similar tracking technologies by websites and app developers. Such regulations could limit our ability to serve certain customers in the manner we currently do, including with respect to retargeting or personalized advertising, impair our ability to improve and optimize performance on our websites, negatively affect a consumer's experience using our websites and negatively impact our business. Equally, privacy has been the impetus behind industry’s move towards a cookie-less online ecosystem which poses a potential risk to our online behavioral advertising strategy.

Risks Related to the Financial and Tax Matters

We have indebtedness which could adversely affect our business and financial condition. With respect to the Senior Notes, we are subject to risks relating to our existing or potential indebtedness that include:

•

Requirement to dedicate a portion of our cash flow to principal and interest payments, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	Difficulties to optimally capitalize and manage the cash flow for our businesses;
•	Possible competitive disadvantage compared to our competitors that have less debt;
•	Limitations on our ability to borrow additional funds on acceptable terms or at all; and
•	Exposure to increased interest rates to the extent our outstanding debt is subject to variable rates of interest.

It is possible that we may need to incur additional indebtedness in the future. The terms of our 2015 Credit Facility and the Senior Notes allow us to incur additional debt subject to certain limitations and approvals; however, pursuant to the 2015 Credit Facility, we have pledged our assets, including the equity of our subsidiaries. As a result, there is no assurance that additional financing will be available to us on terms favorable to us, if at all. In addition, if new debt is added to the then existing debt levels, the risks described above could intensify.

Our 2015 Credit Facility requires us to meet certain financial covenants and our 2015 Credit Facility and the Indenture impose certain covenants on the Company and our operations. Failure to meet these financial covenants and comply with these covenants could have a material adverse effect on our business. The agreements related to the 2015 Credit Facility and Senior Notes contain various covenants, including those that limit our ability to, among other things:

•	Incur indebtedness;
•	Pay dividends on, redeem or repurchase our capital stock;
•	Effect share repurchases;
•	Enter into secured financing arrangements;
•	Enter into sale and leaseback transactions; and
•	Enter into unrelated businesses.

In addition, our 2015 Credit Facility requires that we meet certain financial tests, including a minimum liquidity threshold and/or leverage ratio test. These covenants may limit our ability to optimally operate our business. Any failure to comply with the restrictions of our 2015 Credit Facility or our Senior Notes may result in an event of default under the agreements governing such debt instruments and such default may allow the creditors to accelerate the debt incurred thereunder. In addition, lenders under the 2015 Credit Facility may be able to terminate any commitments they had made to supply us with further funds.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms. Pursuant to the 2015 Credit Facility, we have agreed to pledge all of our assets, including the equity interests of our subsidiaries. This agreement also includes restrictive covenants that may limit our ability to secure additional financing in the future on favorable terms, if at all. Our ability to secure additional financing will also depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, and financial, business and other factors, many of which are beyond our control.

Our financial results are difficult to forecast; they have fluctuated in the past and will likely fluctuate in the future. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	Our ability to maintain and grow our user base and to increase user engagement;
•	Increases in marketing, sales and other expenses that we will incur to grow and expand our operations and to remain competitive;
•	Fluctuations in the marketing spend of our partners due to seasonality, global or regional events or other factors;
•	User behavior or product changes that may reduce traffic to features or products that we successfully monetize;
•	System failure or outages, which would prevent us from serving ads for any period of time;
•	Breaches of security or privacy and the costs associated with any such breaches and remediation;
•	Fees paid to third parties for content or promotion of our products and services;
•	Adverse litigation judgments, settlement or other litigation related costs;
•	Changes in the legislative or regulatory environment or engagement by regulators;
•	Changes in tax laws, which may significantly affect our tax rates and taxes;
•	Tax obligations that may arise from resolutions of tax examinations that may materially differ from the amounts we have anticipated;
•	Fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	Changes in U.S. GAAP; and
•	Changes in global business and macroeconomic conditions.

As a result, you should not rely upon our quarterly financial results as indicators of future performance.

If we are unable to successfully maintain effective internal control over financial reporting, investors may lose confidence in our reported financial information and our business and share price may be adversely impacted. As a public company, we are required to maintain internal control over financial reporting and our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. If we are not successful in maintaining effective internal control over financial reporting, there could be inaccuracies or omissions in the financial information we file with the SEC. Additionally, even if there are no inaccuracies or omissions, we could be required to publicly disclose our management’s conclusion that our internal control over financial reporting or disclosure controls and procedures are not effective. These events could cause investors to lose confidence in our reported financial information, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits that could be costly to resolve and distract management’s attention, limit our ability to access the capital markets, adversely impact our stock price, or cause our stock to be delisted from Nasdaq or any other securities exchange on which we are then listed.

Our effective income tax rate is impacted by a number of factors that could have a material impact on our financial results and could increase the volatility of those results. Due to the global nature of our business, we are subject to income taxes in the U.S. and other foreign jurisdictions. In the event we incur taxable income in certain jurisdictions but incur losses in other jurisdictions, we generally cannot offset the income from one jurisdiction with the loss from another. This lack of flexibility could affect our effective income tax rate. Furthermore, significant judgment is required to calculate our worldwide provision for income taxes and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.

Our future income tax rates could be affected by a number of matters outside of our control, including but not limited to changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or accounting for share-based compensation.  If our effective income tax rates were to increase, our financial results and cash flows would be adversely affected.

Application of U.S. state and local or international tax laws, changes in tax laws or tax rulings, or the examination of our tax positions, could materially affect our financial position and results of operations. As an international business, we are subject to income taxes and non-income-based taxes in the U.S. and various other international jurisdictions. Tax laws are subject to change as new laws are passed and new interpretations of the laws are issued or applied. Due to economic and political conditions, tax rates and tax regimes may be subject to significant change and the tax benefits that we intend to eventually derive could be undermined due to changing tax laws. Governments are increasingly focused on ways to increase tax revenues, which has contributed to more aggressive positions taken by tax authorities and an increase in tax legislation. Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition. Any changes to international tax laws or any additional reporting requirements may increase the complexity and costs associated with tax compliance and adversely affect our cash flows and results of operations

The OECD has been working on a Base Erosion and Profit Shifting Project and has issued various reports, guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. In response, several countries have introduced unilateral digital service tax initiatives which impose new types of non-income taxes, including taxes based on a percentage of revenue. We recorded an estimate of $2 million and $3 million for digital service tax to general and administrative expense on our unaudited condensed consolidated statement of operations during the nine months ended September 30, 2020 and 2019, respectively; however, we continue to assess the financial impact of these new laws.

We are routinely under audit by federal, state and foreign taxing authorities. The ultimate outcome of these examinations (including the IRS audit described below) cannot be predicted with certainty but could be materially different from our income tax provisions and accruals and could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, we may be required to record charges to our operations, which could harm our operating results and financial condition.

Changes in the tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce and it is possible that various jurisdictions may attempt to levy additional or new sales, income or other taxes relating to our activities. For example, Congress is considering various approaches to legislation that would require companies engaged in e-commerce to collect sales tax on internet revenue and a growing number of U.S. states and certain foreign jurisdictions have adopted or are considering proposals to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf. Additionally, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair Inc., in which a Court reversed longstanding precedent that remote sellers are not required to collect state and local sales taxes, may have an adverse impact on our business. Also, as described in more detail above, certain U.S. states and countries in which we do business have enacted or proposed digital services tax initiatives. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, occupancy, income and other taxes. We cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce; however, new or revised taxes and, in particular, sales taxes, occupancy taxes, value added taxes (“VAT”), and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial results and financial condition.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, occupancy, VAT or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results. We do not collect and remit sales and use, occupancy, VAT or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened us with assessments, alleging that we are required to collect and remit certain taxes there. While we do not believe that we are subject to such taxes and intend to vigorously defend our position in these cases, we cannot be sure of the outcome of our discussions and/or appeals with these states. In the event of an adverse outcome, we could face assessments, plus any additional interest and penalties. We also expect additional jurisdictions may make similar assessments or pass similar new laws in the future, and any of the jurisdictions where we have sales may apply more rigorous enforcement efforts or take more aggressive positions in the future that could result in greater tax liability allegations. Such tax assessments, penalties and interest or future requirements may materially adversely affect our business, financial condition and operating results.

We continue to be subject to significant potential tax liabilities in connection with the Spin-Off. Under the Tax Sharing Agreement between us and Expedia entered into in connection with the Spin-Off, we are generally required to indemnify Expedia for any taxes resulting from the Spin-Off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies). We continue to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, we are currently under IRS audit for the 2009, 2010, and short-period 2011 tax years and, in connection with that audit, have received Notices of Proposed Adjustment from the IRS which would result in an increase in our worldwide income tax expense. For these pre Spin-Off years, the proposed adjustments would result in an increase to our worldwide income tax expense in an estimated range totaling $25 million to $30 million, after consideration of competent authority relief, and would be subject to significant interest. We have requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for tax years 2009 through 2011. We expect the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future. Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all open subsequent years. The outcome of these matters or any other audits could subject us to significant tax liabilities.

We are subject to fluctuation in foreign currency exchange rates. We conduct a significant portion of our business outside the U.S. but report our results in U.S. dollars. As a result, we face exposure to movements in foreign currency exchange rates including, but not limited to, re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur. For example, in the event that one or more European countries were to replace the Euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the Euro or the British pound, could adversely affect our net revenue growth in future periods.

In the event of severe volatility in exchange rates, the impact of these exposures can increase and the impact on results of operations can be more pronounced. In addition, the current environment and the increasingly global nature of our business have made hedging these exposures more complex. We hedge certain short-term foreign currency exposures with the purchase of forward exchange contracts. These forward exchange contracts only help mitigate the impact of changes in foreign currency rates that occur during the term of the related contract period and carry risks of counter-party failure. There can be no assurance that our forward exchange contracts will have their intended effects.

Risks Related to Ownership of our Common Stock

Liberty Tripadvisor Holdings, Inc. currently is a controlling stockholder. Liberty Tripadvisor Holdings, Inc., or LTRIP, effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of our common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires separate class votes). Our Chairman, Gregory Maffei, and Directors Greg O’Hara and Albert Rosenthaler, also serve as officers and directors of LTRIP. LTRIP may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders may not agree or that may be adverse to other stockholders’ interests. LTRIP is not restricted from investing in other businesses related to our business. LTRIP’s control of us, as well as the provisions of our organizational documents and Delaware law, may discourage or prevent a change of control that might otherwise be beneficial, which may reduce the market price of our common stock.

The market price and trading volume of our common stock has experienced, and could continue to experience in the future, substantial volatility. The market price of our common stock is affected by a number of factors, including:

•	Quarterly variations in our or our competitors’ results of operations;
•	Changes in earnings estimates or recommendations by securities analysts;
•	Failure to meet market expectations;
•	The announcement of new products or product enhancements by us or our competitors;
•	Repurchases of our common stock;
•	Developments in our industry, including changes in governmental regulations; and
•	General market conditions and other factors.

In the past, the stock market has experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations and general economic, political and market conditions, such as recessions, interest rate changes or foreign currency exchange fluctuations, may negatively impact the market price of our common stock regardless of our actual operating performance.

We are currently relying on the “controlled company” exemption under Nasdaq Stock Market Listing Rules, pursuant to which “controlled companies” are exempt from certain corporate governance requirements otherwise applicable under Nasdaq listing rules. The Nasdaq Stock Market Listing Rules exempt “controlled companies,” or companies of which more than 50% of the voting power is held by an individual, a group or another company, from certain corporate governance requirements. We currently rely on the controlled company exemption for certain of the above requirements, including the requirement that director nominees be selected or recommended to the Board of Directors by a majority of its independent directors or by a nominating committee that is composed entirely of independent directors. Accordingly, our stockholders will not be afforded the same protections generally as stockholders of other Nasdaq-listed companies with respect to corporate governance for so long as we rely on these exemptions from the corporate governance requirements.

We do not pay regular quarterly or annual cash dividends on our stock. Any determination to pay dividends is at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Therefore, investors should not rely on regular quarterly or annual dividend income from shares of our common stock and investors should not rely on special dividends with any regularity or at all.

Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress our stock price. Sales of substantial amounts of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impact our ability to raise capital through the sale of additional securities. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

These provisions include:

•	Authorization and issuance of Class B common stock that entitles holders to ten votes per share;
•	Authorization of the issuance of preferred stock which can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to those of our common stock;
•	Prohibition of our stockholders to fill board vacancies or call special stockholder meetings; and
•	Limitations on who may call special meetings of stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2020, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

During the nine months ended September 30, 2020, we repurchased, pursuant to a share repurchase program authorized by our Board of Directors, 4,707,450 shares of our outstanding common stock at an average share price of $24.32 per share, exclusive of fees and commissions, or $115 million in the aggregate. We did not repurchase any shares of outstanding common stock during the three months ended September 30, 2020 under the share repurchase program. As of September 30, 2020, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program. This repurchase program has no expiration date but may be suspended or terminated by our Board of Directors at any time.

While the Board of Directors has not suspended or terminated the share repurchase program, the terms of our Second Amendment currently prohibit us from engaging in share repurchases and the terms of our Indenture impose certain limitations and restrictions on share repurchases. Refer to “Note 8: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information about our Second Amendment and Indenture.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tripadvisor, Inc.
By:	/s/ Ernst Teunissen
Ernst Teunissen
Chief Financial Officer

By:	/s/ Geoffrey Gouvalaris
Geoffrey Gouvalaris
Chief Accounting Officer

November 5, 2020