Form 10-K
period 2020-12-31
TripAdvisor, Inc.
filed 2021-02-19
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attention to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,906,259,896 based on the closing price on The NASDAQ Global Select Market on such date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at February 12, 2021
Common Stock, $0.001 par value per share	122,029,254 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2020. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

Tripadvisor is a leading online travel company and our mission is to help people around the world plan, book and experience the perfect trip. We operate a global travel guidance platform that connects the world’s largest audience of prospective travelers with travel partners through rich content, price comparison tools, and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants.

Under our flagship brand, Tripadvisor, we launched www.Tripadvisor.com in the U.S. in 2000. Since then, we have launched localized versions of the Tripadvisor website in 48 markets and 28 languages worldwide. As of December 31, 2020, Tripadvisor featured 884 million reviews and opinions on 7.9 million hotels and other accommodations, restaurants, experiences, airlines and cruises.

In addition to the flagship Tripadvisor brand, we own and operate a portfolio of online travel brands and businesses, operating under various websites, including the following: www.bokun.io, www.cruisecritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.bookatable.co.uk, and www.delinski.com), www.helloreco.com, www.holidaylettings.co.uk, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.seatguru.com, www.singleplatform.com, www.vacationhomerentals.com, and www.viator.com.

Our Industry and Market Opportunity

We operate in the global travel industry, focusing exclusively on online travel and travel-related activity, and the online advertising market.

In January 2021, Phocuswright, an independent travel, tourism and hospitality research firm, estimated that the annual global travel market (not including dining) will reach $1.4 trillion of bookings in 2022 and is increasingly shifting online. As consumer travel media consumption and travel commerce activity increasingly moves online, we believe travel and travel-related businesses will continue to allocate greater percentages of their marketing budgets to online channels in order to grow their businesses.

The COVID-19 pandemic has caused a significant negative impact on the travel, hospitality, restaurant, and leisure industry and consequently adversely and materially affected our business, results of operations, liquidity and financial condition during the year ended December 31, 2020. With uncertainty over travel continuing due to the COVID-19 pandemic, no one knows how quickly global travel will recover and what the travel experience will look like once new health screening measures are in place. However, we believe that, while the pandemic could permanently change travel in certain ways, global travel will return to the pre-pandemic levels. Consumers want to connect with others, learn about new places and see things they have not seen before. We believe this passion for travel combined with the need to make informed choices, creates significant long-term growth opportunities for our business.

Our Business Model

On a global scale, we match consumer demand for travel with travel partners that offer accommodations and travel experiences.

Our Consumer Offerings

Tripadvisor helps consumers plan, book, and enjoy the trips that matter. Our platform which offers content, supply, price, and convenience, has led Tripadvisor to become a global brand, attracting hundreds of millions of unique visitors that visit our sites each month, and influences a significant amount of travel commerce. We are focused on creating the best online experience in travel planning and booking, making it easier for consumers to research destinations and experiences, read and contribute user-generated content, compare destinations and businesses based on quality, price and availability, and complete bookings powered by our travel partners.

Our Travel Partners

Our portfolio of travel-related websites enables our travel partners to be discovered, to advertise and to sell their services to a global travel audience. Travel partners may include hotel chains, independent hoteliers, online travel agencies, or OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers—that seek to market and sell their products and services to a global audience. We enable media advertising opportunities – and in some cases, facilitate transactions between consumers and travel partners in a number of ways, including by sending referrals to our travel partners’ websites, facilitating bookings on behalf of our travel partners, or by serving as the merchant of record – particularly in our Experiences offering – and by offering advertising placements on our websites and mobile apps.

Segments and Products

We manage our business based on the following reportable segments: (1) Hotels, Media & Platform and (2) Experiences & Dining.

Our Hotels, Media & Platform segment includes revenue generated from the following sources:

•

Tripadvisor-branded Hotels Revenue. The largest source of Hotels, Media & Platform segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly OTAs and hotels. Click-based advertising is generally priced on a cost-per-click, or CPC basis. CPC rates are determined in a dynamic, competitive auction process, also known as hotel auction revenue, where our travel partner CPC bids for rates and availability to be listed on our site are submitted.

We also offer subscription-based advertising to hotels, owners of B&Bs and other specialty lodging properties, enabling subscribers to advertise their businesses on our websites, as well as manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time. In addition, we generate revenue on a cost-per-action, or CPA basis, which consists of contextually-relevant booking links to our travel partners’ websites which are advertised on our platform. We earn a commission from our travel partners, for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay. We also offer travel partners the opportunity to advertise and promote their business through hotel sponsored placements on our websites, generally on a CPC rate basis.

•

Tripadvisor-branded Display and Platform Revenue. We offer businesses the ability to promote their brands through display-based advertising placements on our websites. Our display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. We also sell display-based advertising to OTAs and other travel related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or CPM basis.

Our Experiences & Dining segment includes revenue generated from the following sources:

•

Experiences. We provide information and services that allow consumers to research and book tours, activities and experiences in popular travel destinations both directly through Viator, our dedicated Experiences offering, and on our Tripadvisor-branded websites and mobile apps. We work with local tour or travel activities/experiences operators (“the supplier”) to provide consumers the ability to book tours, activities and experiences (“the activity”) in popular destinations worldwide, for which we generate commissions for each booking transaction we facilitate through our online reservation system. We also power travel tours, activities and experiences’ booking capabilities to consumers on affiliate partner websites, including some of the world’s top airlines, hotel chains, and online and offline travel agencies, who display and promote on their websites the supplier activities available on our platform to generate bookings for which we earn a commission.
•

Dining. We provide information and services for consumers to research and book restaurant reservations in popular travel destinations through our dedicated online restaurant reservations offering, TheFork, and on our Tripadvisor-branded websites and mobile apps. We primarily generate transaction fees (or per seated diner fees) that are paid by our restaurant customers for diners seated through TheFork’s online reservation system. We also generate subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services, marketing analytic tools, and menu syndication services provided by TheFork and Tripadvisor. In addition, we also offer restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on our Tripadvisor website generally on a CPC rate basis.

Other is a combination of our Rentals, Flights & Car, and Cruise offerings and is not considered a reportable segment. Other includes revenue generated from the following sources:

•

Our Rentals offering provides information and services that allow travelers to research and book vacation and short-term rental properties, including full homes, condominiums, villas, beach properties, cabins and cottages. Rentals generates revenue primarily by offering individual property owners and property managers the ability to list their rental properties on our websites and mobile apps thereby connecting with travelers primarily through a free-to-list, commission-based option or, alternatively through an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, www.vacationhomerentals.com, and on our Tripadvisor-branded websites and mobile apps. In addition, Other also includes revenue generated from flights, cruises, and car offerings on Tripadvisor-branded websites and its portfolio of travel media brand websites, which primarily generate click-based advertising and display-based advertising revenue, similar to our Hotels, Media & Platform segment.

For further information regarding our segments, including financial information, and the principal revenue streams within these segments, refer to “Note 4: Revenue Recognition” and “Note 20: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K.

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

However, as discussed in Part.II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1: Organization and Business Description” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K, due to the impact of COVID-19 on our business, we did not experience our typical seasonal pattern for revenue and profit during the year ended December 31, 2020. In addition, cash outflows to travel suppliers related to deferred merchant payables significantly exceeded cash received from travelers during the year ended December 31, 2020, primarily reflecting the decline in consumer demand for our products and an increase in reservation cancellations related to COVID-19. These factors contributed significantly to unfavorable working capital trends and material negative operating cash flow during the year ended December 31, 2020, most notably occurring during the first half of 2020 when we typically generate significant positive cash flow. It is difficult to forecast the seasonality for fiscal year 2021, given the uncertainty related to the ultimate extent and duration of the economic and consumer impact from COVID-19, the widespread availability and distribution of the vaccine, and the shape and timing of a recovery. In addition, significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

Our Long-Term Growth Strategy

In January 2021, Phocuswright, an independent travel, tourism and hospitality research firm, estimated that the annual global travel market (not including dining) will reach $1.4 trillion of bookings in 2022. Given we have the world’s largest travel audience, we believe that Tripadvisor’s influence in the travel ecosystem remains significant. Our long-term growth strategy aims to increase customer engagement on our platform and drive profitable growth through:

•	building products that delight travelers by reducing friction throughout the travel planning and trip-taking journey;
•	driving consumer loyalty to our platform by offering products and services that increase engagement with our platform and result in membership growth, mobile app engagement and repeat usage;
•	investing in technology (e.g., machine learning) to further improve the experiences we can deliver to consumers and travel partners on our platform;
•	deepening travel partner engagement on our platform by expanding the number of products and services we offer;
•

leveraging our platform’s unique attributes to expand and grow our offerings such as hotel business to business (“B2B”) services, direct-to-consumer products and services where consumers pay us on a per trip planned or an annual subscription basis, both click-based and display-based media advertising, and experiences and restaurants;

•	driving operational efficiencies; and
•	opportunistically pursuing strategic acquisitions.

As part of our long-term growth strategy, we favor continuous product innovation in order to deliver customers more value. In this regard, we beta-launched a direct-to-consumer annual subscription-based offering in December 2020.

Marketing and Competition

We compete with other companies in attractive, rapidly evolving categories of the travel industry. In these areas, we compete for content, traffic, advertising dollars and, more generally, to attract and retain our consumers’ attention, both in terms of reach and engagement. Since our products and those of our competitors are typically free, we compete based on our brand, the quality and nature of our product offerings and our online travel search and price comparison services (or metasearch), rather than on price. As such, we invest heavily in constantly improving our consumer experience and expanding content, listings and bookable inventory.

We also invest to amplify our global brand and raise consumer awareness of, and engagement with, our end-to-end product offerings. We leverage a number of online and offline marketing channels, including online search engines (primarily Google), social media, email and brand advertising. The relative success of our marketing strategy is more measurable on some of these channels than others, and can be influenced by changes that we, our travel partners, or our competitors make to our respective products and marketing strategies. We intend to continue to promote brand awareness and will strategically allocate resources among the different marketing channels based on the return on investment. We compete globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservation and related services. The markets for the services we offer are intensely competitive, and current and new competitors can launch new services at a relatively low cost.

We also compete with different types of companies in the various markets and geographies where we operate, including large and small companies in the travel space as well as broader service providers. More specifically:

•	In our Hotels, Media & Platform segment, we compete, and in some cases partner, with the following businesses:
o	OTAs (including Expedia Group, Inc., or “Expedia”, Booking Holdings, Inc., or “Booking”, and their respective subsidiaries and operating companies);
o

hotel metasearch providers (including trivago (a majority-owned subsidiary of Expedia), Kayak and HotelsCombined (subsidiaries of Booking) and Trip.com Group Limited (formerly known as Ctrip.com International, Ltd));

o	large online search, social media, and marketplace platforms and companies (including Google, Facebook, Microsoft’s Bing, Yahoo, Baidu, Alibaba, Airbnb, and Amazon);
o	traditional offline travel agencies; and
o	global hotel chains seeking to promote direct bookings.
•

We also compete with offerings in our Experiences & Dining segment. Experiences competes with online travel agencies, such as Airbnb, Booking, GetYourGuide and Klook; traditional travel agencies; online travel service providers; and wholesalers, among others.  Dining competes with other online restaurant reservation services, such as Google and OpenTable (a subsidiary of Booking).

Commercial Relationships

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

For the years ended December 31, 2020, 2019 and 2018 our two most significant travel partners were Expedia Group, Inc. and Booking Holdings, Inc., which each accounted for 10% or more of our consolidated revenue and together accounted for approximately 25%, 33% and 37% of our consolidated revenue, respectively. Nearly all of this concentration of revenue is recorded in the Tripadvisor-branded Hotels revenue line within our Hotels, Media & Platform segment for these reporting periods.

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

Our systems infrastructure for Tripadvisor-branded websites is in a "hybrid-cloud" configuration in which parts of it are housed at two geographically separate colocation facilities and managed by our operations team, while the rest is hosted on Amazon Web Services. Our infrastructure installations have multiple communication links as well as continuous monitoring and engineering support. Each colocation facility is fully self-sufficient and operational with its own hardware, networking, software and content and is structured in an active/passive, fully redundant configuration. We make use of Amazon Web Services availability zones to provide redundancy for the cloud portions of our infrastructure. Substantially all of our software components, data, and content are replicated in multiple datacenters and development centers, as well as backed up at offsite locations. Our systems are monitored and protected though multiple layers of security. Several of our individual subsidiaries and businesses have their own data infrastructure and technology teams.

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

In connection with our copyrightable content, we post and institute procedures under the U.S. Digital Millennium Copyright Act and similar “host privilege” statutes worldwide to gain immunity from copyright liability for photographs, text and other content loaded on our sites by consumers.  However, differences between statutes, limitations on immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to claim immunity.

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

Regulation

We are subject to a number of laws and regulations that affect companies conducting business on the internet and relating to the travel industry, the vacation rental industry and the provision of travel services.  As we continue to expand the reach of our brands into additional international markets and expand our product offerings, we are increasingly subject to additional laws and regulations.  This includes laws and regulations regarding privacy and data protection, libel, content, intellectual property, distribution, electronic contracts and other communications, consumer protection, taxation, online payment services and competition, among others. These laws and regulations are constantly evolving and can be subject to significant change. Many of these laws and regulations are being tested in courts, and could be interpreted by regulators and courts in ways that could harm our business. In addition, the application and interpretation of these laws and regulations is often uncertain, particularly in the new and rapidly-evolving industry in which we operate.

In addition, we provide advertising data and information and conduct marketing activities that are subject to consumer protection laws that regulate unfair and deceptive practices, domestically and internationally, including, in some countries, pricing display requirements, licensing and registration requirements and industry specific value-added tax regimes. The U.S. (as well as individual states), the E.U. (as well as member states) and other countries have adopted legislation that regulates certain aspects of the internet, including online editorial and user-generated content, data privacy, behavioral targeting and online advertising, taxation, and liability for third-party activities. It is difficult to accurately predict how such legislation will be interpreted and applied or whether new taxes or regulations will be imposed on our services, and whether or how we might be affected. Increased regulation of the internet could increase the cost of doing business or otherwise materially adversely affect our business, financial condition or operating results.

We are subject to laws that require protection of user privacy and user data.  As our business has evolved, we have begun to receive and store a greater volume of personally identifiable data.  This data is increasingly subject to laws and regulations in numerous jurisdictions around the world.  For example, the E.U., in May 2018, adopted the General Data Protection Regulation, or GDPR, which requires companies, including ours, to meet enhanced requirements regarding the handling of personal data. In addition, the State of California adopted the Consumer Privacy Protection Act which became effective January 1, 2020 and also enhances privacy rights and consumer protection for residents of California.  In addition, similar laws have been adopted or are currently under discussion in other jurisdictions. The enactment, interpretation and application of these laws is still in a state of flux.

Also, on June 23, 2016, the U.K. passed a referendum to exit the E.U., known as Brexit, and the U.K. ceased to be a member of the EU on January 31, 2020. On December 24, 2020, the U.K. and E.U. finalized the terms of the departure. While there continues to be some uncertainty around U.K. and E.U. relations, we do not expect Brexit will have a material impact on our business and results of operations; however, we will likely face new regulations and additional hiring costs, as well as hiring limitations from candidates outside of the U.K.

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

As a result of these transactions, and as of December 31, 2020, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 14.9% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 23.0% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 58.5% of our voting power.

Human Capital Resources

Employees

During the year ended December 31, 2020, the Company enacted workforce reductions and furloughs in response to the COVID-19 pandemic. As of December 31, 2020, the Company had 2,596 employees, which includes approximately 400 furloughed employees primarily based in our European operations at The Fork. This represented a decrease in the number of employees of approximately 38% when compared to the same period in 2019. Nearly 40% and 50% of the Company’s current employees are based in the U.S. and Europe, respectively. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

In response to the COVID-19 pandemic, we have in place business continuity programs to ensure that employees are safe and that our teams continue to function effectively while working remotely.

Talent Acquisition and Development

We believe our employees are essential to our success and that the Company’s success depends on our ability to attract, develop and retain key talent. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance. The Company's management and Board of Directors oversee various initiatives for talent acquisition, retention and development.

Our talent philosophy is to both develop talent from within and to strategically recruit key external talent. This approach has yielded a deep understanding among our employee base of our business, our products, and our customers, while adding new employees and ideas in support of our continuous improvement mindset. Our overall talent acquisition and retention strategy is designed to attract and retain diverse and qualified candidates to enable the success of the Company and achievement of our performance goals. We recruit the best people for the job without regard to gender, ethnicity or other protected traits and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions.

We support and develop our employees through global training and development programs that build and strengthen employees’ leadership and professional skills. Leadership development includes programs for new leaders as well as programs designed to support more experienced leaders. We also partner with external training organizations to help provide current and future workers with the knowledge and skills they need to succeed.

Our diversity and inclusion initiatives support our goal that everyone throughout the Company is engaged in creating an inclusive workplace. We support inclusion through training on topics including Unconscious Bias and Inclusive Leadership. We also support a network of active Employee Resource Groups (ERGs) reflecting many dimensions of diversity across the Company.

Total Rewards

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract, motivate and retain superior talent. These programs not only include base wages and incentives in support of our pay for performance culture, but also health, welfare, and retirement benefits.

We design our benefit programs to meet the needs of our employees’ health while managing program costs for escalation rates at or below industry trend factors.  Our programs include but are not limited to wellness, mental health services, telemedicine, and partnerships with service providers that support diverse family-care need solutions.  We continuously refine, develop and implement proactive health care strategies and solutions that allow us to enhance employee health and well-being while curbing costs.

Refer to “Note 14: Employee Benefit Plans” and “Note 15: “Stock Based Awards and Other Equity Instruments” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information on our 401(k) Plan, our equity award plan and other employee benefit plans.

Health and Safety

The health and safety of our employees is of utmost importance to us. We conduct regular self-assessments and audits to ensure compliance with our health and safety guidelines and regulatory requirements. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work, including, but not limited to:

•	Adding work from home flexibility;
•	Increasing cleaning protocols across all locations;
•	Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•	Prohibiting all domestic and international non-essential business travel for all employees; and
•	Requiring masks to be worn in all locations where required by local law.

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

You should consider carefully the risks described below together with all of the other information included in this Annual Report as they may impact our business, results of operations and/or financial condition. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially and adversely affected.

Risks Related to Our Business and Industry

The COVID-19 pandemic has materially and adversely affected, and will likely continue to materially and adversely impact, our business and financial performance while the pandemic lasts. The COVID-19 pandemic has caused material declines in demand within the travel, hospitality, restaurant and leisure industry that has dampened consumer demand for our products and services and has adversely and materially affected our business, financial results and financial condition. The Company's future financial results and liquidity could be impacted by delays in payments of outstanding accounts receivable amounts beyond normal payment terms, travel supplier and restaurant insolvencies, governmental restrictions and mandates. The extent and duration of the impact of the COVID-19 pandemic on our business, financial results and financial condition is highly uncertain and difficult to predict, as the duration and severity of the pandemic is uncertain and cannot be predicted. We expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic. Furthermore, economies worldwide have also been disrupted by the COVID-19 pandemic, and such economic disruption could have a material adverse effect on our business as consumers reduce their discretionary spending.

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

If we are unable to continue to attract a significant amount of visitors to our websites and mobile apps, to cost-effectively convert these visitors into revenue-generating consumers and to continue to engage consumers, our business, financial results and financial condition could be harmed. Our traffic and user engagement could be adversely affected by a number of factors including, but not limited to, inability to provide quality content, inventory or supply to our consumers; declines or inefficiencies in traffic acquisition and reduced awareness of our brands. Certain of our competitors have advertising campaigns expressly designed to drive traffic directly to their websites, and these campaigns may negatively impact traffic to our site. There can be no assurances that we will continue to provide content and products in a manner that meets rapidly changing demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage consumers, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to our websites and negatively impact our business and financial performance.

We rely on internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with ours. If links to our websites and apps are not displayed prominently, traffic to our platform could decline and our business would be negatively affected. The number of consumers we attract to our platform is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages, or SERPs. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our control. Search engines frequently change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. A search engine could alter its search algorithms or results causing our websites to place lower in search query results. For example, Google, a significant source of traffic to our websites, frequently promotes its own competing products in its search results, which has negatively impacted placement of references to our company and our websites on the SERP. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our travel partners, or if competitive dynamics impact the cost or effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected. Furthermore, our failure to successfully manage our SEO and SEM strategies and/or other traffic acquisition strategies could result in a substantial decrease in traffic to our websites, as well as increased costs to the extent we replace free traffic with paid traffic.

We also rely on application marketplaces, or app stores such as Apple’s App Store and Google’s Play, to drive downloads of our apps. In the future, Apple, Google or other marketplace operators may make changes that make access to our products more difficult or may limit our access to information that would restrict our ability to provide the best user experience. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product and hotel metasearch product as well as reservation functionality. Our apps may receive unfavorable treatment compared to the promotion and placement of competing apps, such as the order in which they appear within marketplaces. In addition, Apple has announced new features that limit who has access to consumer data, including location information. Similarly, if problems arise in our relationships with providers of application marketplaces, traffic to our website and our user growth could be harmed.

We derive a substantial portion of our revenue from advertising and any significant reduction in spending by advertisers on our platforms could harm our business. Our ability to grow advertising revenue with our existing or new travel partners is dependent in large part on our ability to provide value to them relative to other alternatives. Our ability to provide value to our travel partners depends on a number of factors, including, but not limited to, the following:

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

Any of these or other factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, or cause marketers to stop advertising with us altogether, any of which would negatively affect our revenue and financial results.

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

We rely on a relatively small number of significant travel partners and any reduction in spending by or loss of these partners could seriously harm our business. For the year ended December 31, 2020, our two most significant travel partners, Expedia and Booking (and their subsidiaries), accounted for a combined 25% of total revenue. If any of our significant travel partners were to cease or significantly curtail advertising on our websites, we could experience a rapid decline in our revenue over a relatively short period of time which would have a material impact on our business.

Our business depends on strong brands and any failure to maintain, protect or enhance our brands could hurt our ability to retain and expand our base of consumers and partners, the frequency with which consumers utilize our products and services and our ability to attract travel partners. Our ability to maintain and protect our brands depends, in part, on our ability to maintain consumer trust in our products and services and in the quality, integrity, reliability of usefulness of the content and other information found on our platform. If consumers do not view the content on our website to be useful and reliable, they may seek other sources to obtain the information they are looking for and may not return to our platform as often or at all. We dedicate significant resources to protecting the quality of our content, primarily through our content guidelines, computer algorithms and human moderators that are focused on identifying and removing inappropriate, unreliable or deceptive content.

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

In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection could adversely affect our reputation with our consumers and our travel partners. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue.

Consumer adoption and use of mobile devices creates new challenges. If we are unable to offer compelling products on such devices or continue to operate effectively on these platforms, our business may be adversely affected. Widespread adoption of mobile devices has driven substantial online traffic and commerce to mobile platforms and we anticipate that use of these devices will continue to grow. Our websites and apps, when utilized on mobile phone devices, have historically monetized at a significantly lower rate than desktops and advertising opportunities are more limited on these devices. Additionally, consumer purchasing patterns differ on these devices. For example, accommodation reservations made on a mobile device are generally for shorter lengths of stay and are not made as far in advance. We expect that the ways in which consumers engage with our platform will continue to change over time as consumers increasingly engage via alternative devices.

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

Our success will also depend on the interoperability of our products with a range of technologies, systems, networks and standards and our ability to create, maintain and develop relationships with key participants in related industries, some of which may be our competitors. For example, Google’s Android, and Apple’s iPhone are the leading smartphones in the world and our products need to synergistically function on their respective operating systems in order to create a positive user experience on those devices. Yet, Apple has announced new privacy features that limit the amount of information we can access about our users operating on the Apple iPhone operating system.

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

We have significant operations in both the U.K. and the E.U. and those operations are highly integrated across the U.K. and the E.U. and are highly dependent on the free flow of labor and goods in those regions. Although the U.K. ceased to be a member of the E.U. on January 31, 2020, and the U.K. and E.U. have come to some agreements on the terms of the departure, there remains some uncertainty about the future relationship between the U.K. and the E.U. The ongoing uncertainty could negatively impact our partner and customer relationships as well as consumer confidence and spending in the U.K. Since the U.K. regulatory environment continues to evolve, we are unable to predict the effect Brexit and U.K. and E.U. relations will have on our business and results of operations.

Economic downturn and adverse market conditions may also negatively impact our travel partners, our travel partners’ access to capital, cost of capital and ability to meet liquidity needs.  These challenges faced in a prolonged economic downturn or deterioration in the travel industry could adversely impact our business, financial results and financial condition. The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time.

We operate in an increasingly competitive global environment and our failure to compete effectively could reduce our market share and harm our financial performance. We compete with different types of companies in the various markets and geographies where we operate, including large and small companies in the travel space as well as broader service providers.  We face competition for content, consumers, advertisers, online travel search and price comparison services and online reservations. We compete globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservation and related services. Current and new competitors can launch new services at a relatively low cost. More specifically:

•

In our Hotels, Media & Platform segment, we face competition from the following businesses: OTAs (including Expedia and Booking); hotel metasearch providers (including trivago, Kayak, HotelsCombined, and Trip.com Group Limited); large online search, social media, and marketplace platforms and companies (including Google, Facebook, Bing, Yahoo, Baidu, Alibaba, Airbnb, and Amazon); and traditional offline travel agencies; and global hotel chains seeking to promote direct bookings.

•

We also face competition from different companies with respect to our Experiences & Dining segment. Our Experiences offering competes with online travel agencies, such as Airbnb, Booking, GetYourGuide and Klook; traditional travel agencies; online travel service providers; and wholesalers, among others. Our Dining offering competes with other online restaurant reservation services, such as Google and OpenTable.

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

We compete with certain companies that we also do business with, including certain of our travel partners and related parties. The consolidation of our competitors and travel partners may affect our relative competitiveness and our travel partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites.

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

If we do not continue to innovate and provide products, services and features that are useful to consumers, we may not remain competitive, and our business and financial performance could suffer. Our competitors are continually developing innovations in services and features. As a result, we are continually working to improve the user experience on our platform in order to engage our consumers and drive user traffic and conversion rates for our travel partners. We have invested, and expect to continue to invest, significant resources in developing and marketing these innovations. We can give no assurances that the changes we make will yield the benefits we expect and will not have unintended or adverse impacts. If we are unable to continue offering innovative products and services and quality features that consumers want to use, existing consumers may become dissatisfied and use competitors’ offerings and we may be unable to attract additional consumers, which could adversely affect our business and financial performance.

Our dedication to making the consumer experience our highest priority may cause us to prioritize rapid innovation and consumer experience over short-term financial results. We strive to create the best experience for our consumers. We believe that in doing so we will increase our traffic conversion (i.e., visitors converting into clicks and/or bookings), revenue and financial performance. We have taken actions in the past, and may continue to take actions in the future, that have the effect of reducing our short-term financial results if we believe the actions benefit the overall consumer experience. These decisions may not produce the long-term benefits we expect, new or enhanced products may fail to engage consumers and/or we may be unsuccessful in our efforts to monetize these initiatives, in which case our relationships with consumers and travel partners, and our business and financial performance could be harmed.

We are dependent upon the quality of traffic in our network to provide value to our travel partners, and any failure in our ability to deliver quality traffic and/or the metrics to demonstrate the value of the traffic could have a material and adverse impact on the value of our websites to our travel partners and adversely affect our revenue. We use technology and processes to monitor the quality of the internet traffic that we deliver to our travel partners and have identified metrics to demonstrate the quality of that traffic and identify low quality clicks such as non-human processes, including robots, spiders, the mechanical automation of clicking and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be delivered to such online advertisers. Such low-quality or invalid traffic may be detrimental to our relationships with travel partners and could adversely affect our advertising pricing and revenue.

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

During 2020, our headcount was reduced by nearly 1,600 employees. This reduction in workforce results in the loss of institutional knowledge, relationships, or expertise for critical roles. This reduction could also have a negative impact on employee morale and productivity, make it more difficult to retain valuable key employees, divert attention from operating our business, create personnel capacity constraints and hamper our ability to grow, develop innovative products and compete, any of which could impede our ability to operate or meet strategic objectives. As travel recovers from the COVID-19 pandemic, we may need to replace some or all of those roles with qualified individuals, which is typically a time-consuming process. We compete with companies that have far greater financial resources than we do as well as companies that promise short-term growth opportunities and/or other benefits. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.

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

We are regularly subject to claims, lawsuits, government investigations, and other proceedings which may result in adverse outcomes and, regardless of the outcome, result in legal costs, diversion of management resources, injunctions or damage awards, and other negative results. It is possible that a resolution of one or more such proceedings could result in substantial damages, fines or penalties that could adversely affect our business, financial results or financial position. These proceedings could also result in reputational harm, criminal sanctions or consent decrees, the release of confidential information or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices. Any of these consequences could adversely affect our business and financial results.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business or financial results. Our business and financial results could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including, but not limited to, those relating to internet and online commerce, internet advertising, consumer protection, intermediary liability and data security and privacy. These laws continue to evolve. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to internet and online commerce and liability for information retrieved from or transmitted over the internet. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, data privacy and industry-specific laws and regulations. Further, our Rentals business has been and continues to be subject to regulatory developments globally that affect the rental industry, such as (i) statutes or ordinances that prohibit or limit property owners and managers from renting certain properties on a short-term basis, (ii) fair housing or other laws governing whether and how properties may be rented, and (iii) homeowners, condominium and neighborhood associations adopting or considering adopting rules that prohibit or restrict property owners and managers from short-term rentals. Operating in this dynamic regulatory environment requires significant management attention and financial resources. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies, regulatory authorities, courts and/or consumers, which, if material, could adversely affect our business, financial condition and financial results.

The promulgation of new laws, rules and regulations, or new interpretations of existing laws, rules and regulations, could require us to change certain aspects of our business, operations and relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the Company to additional liabilities. For example, many jurisdictions have adopted, and many jurisdictions are considering adopting, privacy rights and consumer protections for their residents, which legislation will continue to change the landscape for the use and protection of data and could increase the cost and complexity of delivering our services. Unfavorable changes could limit marketing methods and capabilities, decrease demand for products and services, impede development of new products, require significant management time, increase costs and/or subject us to additional liabilities. Violations of these laws and regulations could result in penalties, criminal sanctions and/or negative publicity against us, our officers or our employees and/or restrictions on the conduct of our business.

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

Implementing and complying with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our operations. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in governmental enforcement actions that could harm our reputation and cause our consumers and travel partners to lose trust in us, any of which could have an adverse effect on our business, brand, market share and financial results.

We are subject to risks associated with processing credit card and other payment transactions and failure to manage those risks may subject us to fines, penalties and additional costs and could have a negative impact on our business. We accept payments from consumers and travel partners using a variety of methods, including credit, debit and invoicing. We are subject to regulations and compliance requirements, including obligations to implement enhanced authentication processes. We rely on third parties to provide certain payment methods and payment processing services and our business could be disrupted if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We are also subject to a number of other laws and regulations relating to payments, money laundering, international money transfers and privacy and information security. These laws, regulations and/or requirements result in significant costs and, yet, we may still be susceptible to fraudulent activity. If we fail to comply with these rules or requirements or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines, penalties and higher transaction fees, and/or lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments. In addition, for certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability.

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

Media coverage of data breaches and public exposure of consumer data rights has increased, in part because of the rise of enforcement actions, investigations and lawsuits. Similarly, the increase in privacy activist groups is likely to give rise to further scrutiny, investigative actions and publicity. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss and possible liability due to regulatory penalties and sanctions. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with, applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security. Security breaches could also cause travelers and consumers to lose confidence in our data security, which would have a negative effect on the value of our brand.

Evolving regulations, guidance and practices on the use of "cookies" and similar technology could negatively impact the way we do business. Cookies, or text files stored on consumers’ web browsers, are common tools used by thousands of websites and apps, including ours, to store or gather information, improve site security, improve the customer experience, market to consumers and increase conversion on their websites. Many countries have adopted data protection laws and regulations governing the use of cookies and other similar tracking technologies by websites and app developers. Such regulations could limit our ability to serve certain customers in the manner we currently do, including with respect to retargeting or personalized advertising, impair our ability to improve and optimize performance on our websites, negatively affect a consumer's experience using our websites and negatively impact our business. Equally, privacy has been the impetus behind a move towards a cookie-less online ecosystem which poses a potential risk to our online behavioral advertising strategy. For example, Apple and Google Chrome have announced new privacy features that may limit our ability to use cookies and similar technology to improve the consumer experience.

Risks Related to Financial Matters

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

Failure to comply with the various covenants contained in our Credit Agreement and the Indenture could have a material adverse effect on our business. The various covenants contained in the Credit Agreement and Indenture include those that limit our ability to, among other things:

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

We may have future capital needs and may not be able to obtain additional financing on acceptable terms. Pursuant to the 2015 Credit Facility, we agreed to pledge substantially all of our assets, including the equity interests of our subsidiaries. This agreement also includes restrictive covenants that may limit our ability to secure additional financing in the future on favorable terms, if at all. Our ability to secure additional financing will also depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, and financial, business and other factors, many of which are beyond our control.

Our financial results are difficult to forecast; they have fluctuated in the past and will likely fluctuate in the future. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	Our ability to maintain and grow our consumer base and to increase user engagement;
•	Increases in marketing, sales and other expenses that we will incur to grow and expand our operations and to remain competitive;
•	Fluctuations in the marketing spend of our travel partners due to seasonality, global or regional events or other factors;
•	User behavior or product changes that may reduce traffic to features or products that we successfully monetize;
•	System failure or outages, which would prevent us from serving ads for any period of time;
•	Breaches of security or privacy and the costs associated with any such breaches and remediation;
•	Fees paid to third parties for content or promotion of our products and services;
•	Adverse litigation judgments, settlement or other litigation related costs;
•	Changes in the legislative or regulatory environment or engagement by regulators;
•	Changes in tax laws, which may significantly affect our tax rates and taxes;
•	Tax obligations that may arise from resolutions of tax examinations that may materially differ from the amounts we have anticipated;
•	Fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	Changes in U.S. GAAP; and
•	Changes in global business and macroeconomic conditions.

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

Risks Related to Tax Matters

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

Application of U.S. state and local or international tax laws, changes in tax laws or tax rulings, or the examination of our tax positions, could materially affect our financial position and results of operations. As an international business, we are subject to income taxes and non-income-based taxes in the U.S. and various other international jurisdictions. Tax laws are subject to change as new laws are passed and new interpretations of the laws are issued or applied. Due to economic and political conditions, tax rates and tax regimes may be subject to significant change and the tax benefits that we intend to eventually derive could be undermined due to changing tax laws. Governments are increasingly focused on ways to increase tax revenues, which has contributed to more aggressive positions taken by tax authorities and an increase in tax legislation. Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition. Any changes to international tax laws or any additional reporting requirements may increase the complexity and costs associated with tax compliance and adversely affect our cash flows and results of operations

The Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project and has issued various reports, guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. In response, several countries have introduced unilateral digital service tax initiatives which impose new types of non-income taxes, including taxes based on a percentage of revenue. During the year ended December 31, 2020 and 2019, we recorded $2 million and $3 million, respectively, of digital service tax to general and administrative expense on our consolidated statement of operations; however, we continue to assess the financial impact of new laws relating to digital services and taxation.

We are routinely under audit by federal, state and foreign taxing authorities. The ultimate outcome of these examinations (including the IRS audit described below) cannot be predicted with certainty but could be materially different from our income tax provisions and accruals and could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, we may be required to record charges to our results of operations, which could harm our operating results and financial condition.

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

As of December 31, 2020, we do not own any real estate. We lease approximately 280,000 square feet of office space for our corporate headquarters in Needham, Massachusetts, or Headquarters Lease. Our Headquarters Lease, has an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. We also lease an aggregate of approximately 485,000 square feet of office space in approximately 35 other locations across North America, Europe, Asia Pacific and South America, in cities such as New York, London, Sydney, Barcelona, Buenos Aires and Paris, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates. We believe that our current facilities are adequate for our current operations and that additional leased space can be obtained on reasonable terms if needed.

Item 3.	Legal Proceedings

Refer to “Note 13: Commitments and Contingencies” in the notes to the consolidated financial statements in Part II, Item 8 on this Annual Report on Form 10-K, for further information on our legal proceedings. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” in Part I, Item 1A on this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on NASDAQ under the ticker symbol “TRIP.” Our Class B common stock is not listed and there is no established public trading market for that security. As of February 12, 2021, all of our Class B common stock was held by LTRIP.

Performance Comparison Graph

The following graph provides a comparison of the total stockholder return from December 31, 2015 to December 31, 2020, of an investment of $100 in cash on December 31, 2015 for Tripadvisor, Inc. common stock and an investment of $100 in cash on December 31, 2015 for (i) the Standard and Poor’s 500 Index (the “S&P 500 Index”), (ii) the NASDAQ Composite Index, and (iii) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the internet industry, including internet software and service companies and e-commerce companies. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Data for the S&P 500 Index, the NASDAQ Composite Index, and the RDG Internet Composite Index assume reinvestment of dividends.

This performance comparison graph is not “soliciting material,” is not deemed filed with the SEC and is not deemed to be incorporated by reference into any filing of Tripadvisor, Inc. under the Securities Act or any filing under the Exchange Act.

Holders of Record

As of February 12, 2021, there were 122,029,254 outstanding shares of our common stock held by 2,027 stockholders of record, and 12,799,999 outstanding shares of our Class B common stock held by one stockholder of record: LTRIP.

Dividends

While the Company did pay a special cash dividend of $3.50 per share to stockholders, or approximately $488 million in the aggregate, on December 4, 2019, we did not declare or pay any dividends during the years ended December 31, 2020 or 2018. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. In addition, our ability to pay dividends was also limited by the terms of our Credit Agreement and our Indenture. Therefore, investors should not rely on regular quarterly or annual dividend income from shares of our common stock and investors should not rely on special dividends with any regularity, or at all. Investors should rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize future gains on their investments.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required under this item is incorporated herein by reference to our 2021 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2020, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2020, we did not repurchase any shares of our common stock under our existing share repurchase program. As of December 31, 2020, we had $75 million remaining available to repurchase shares of our common stock under our previously authorized share repurchase program.

While the Board of Directors has not suspended or terminated the share repurchase program, the terms of our Credit Agreement limit the Company from engaging in share repurchases and the terms of our Indenture impose certain limitations and restrictions on share repurchases. Refer to “Note 10: Debt” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information about our Credit Agreement and our Indenture.

Item 6.Selected Financial Data

This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes in Item 8 on this Annual Report on Form 10-K.

Overview

Tripadvisor is a leading online travel company and our mission is to help people around the world plan, book and experience the perfect trip. We operate a global travel guidance platform that connects the world’s largest audience of prospective travelers with travel partners through rich content, price comparison tools, and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants.

Under our flagship brand, Tripadvisor, we launched www.Tripadvisor.com in the U.S. in 2000. Since then, we have launched localized versions of the Tripadvisor website in 48 markets and 28 languages worldwide. As of December 31, 2020, Tripadvisor featured 884 million reviews and opinions on 7.9 million hotels and other accommodations, restaurants, experiences, airlines and cruises.

In addition to the flagship Tripadvisor brand, we own and operate a portfolio of online travel brands and businesses, operating under various websites, connected by the common goal of providing consumers the most comprehensive travel-planning and trip-taking resources in the travel industry. For information on our portfolio of brands and our business model, see the discussion set forth in Part I, Item 1. “Business”, under the captions “Overview” and “Our Business Model.”

Our reporting structure includes the following reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. For further information on our segments, including the principal revenue streams within these segments, refer to “Note 4: Revenue Recognition” and “Note 20: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K.

Executive Financial Summary

Tripadvisor is the world’s largest travel guidance platform, as measured by monthly unique users. As a result, Tripadvisor represents an attractive platform for travel partners – including hotel chains, independent hoteliers, OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers – who seek to market and sell their products and services to a global audience. Tripadvisor’s platform and product offerings enable consumers to discover, research and price shop a variety of travel products, including hotels, flights, cruises, cars, vacation rental properties, tours, travel activities and experiences, and restaurants; and book a number of these travel experiences either directly on our websites or mobile apps, or on our travel partners’ websites or mobile apps.

Business Trends

The online travel industry in which we operate is large and also highly dynamic and competitive. Our overall strategy is to deliver more value to consumers and travel partners in order to generate more monetization on our platform. While we operate with a long-term growth focus, our specific growth objectives and resource allocation strategies can differ in both duration and magnitude within our segments. We describe these dynamics, as well as the current trends affecting our overall business and reportable segments, key drivers of our financial results, and uncertainties that may impact our ability to execute on our objectives and strategies, below.

COVID-19

The COVID-19 pandemic has caused a significant negative impact on the travel, hospitality, restaurant, and leisure industry and consequently adversely and materially affected our business, results of operations, liquidity and financial condition during the year ended December 31, 2020. Among other impacts, COVID-19 has negatively impacted global consumer demand and consumers’ ability to travel, thereby resulting in many of our travel partners operating at significantly reduced service levels.

Commencing in late February 2020 and progressively worsening through March 2020, we experienced a significant decline in user demand for our products and services, concurrent with intensifying concerns about COVID-19 on a global basis, in conjunction with widespread travel restrictions imposed by governments and businesses. The adverse impact to our business from COVID-19 intensified in the second half of March, driven by the pandemic’s proliferation and increased governmental restrictions and mandates globally that additionally impacted the travel, hospitality, restaurant, and leisure industry and further dampened consumer demand for our products and services. In the second half of March and throughout April, significant year-over-year revenue declines generally stabilized across the Company’s segments and products, which generally continued throughout the second quarter of 2020, and modestly improved during the third quarter of 2020. Our consolidated revenue for the year ended December 31, 2020, was approximately 40% of the prior year’s comparable period. In the second half of 2020, revenue averaged approximately 35% of the prior year’s comparable period, while revenue performance in the months of November and December was approximately 33% of the prior year’s comparable periods. This trend compares favorably to the trends observed in months of April 2020 and May 2020, where revenue for those months was approximately 10% of the prior year’s comparable periods. In addition, traffic trends on our websites have improved since the significant declines seen in the second half of March and throughout April 2020. In the second half of 2020, monthly unique users on Tripadvisor websites averaged approximately 67% of the prior year’s comparable periods, while in April and May of 2020, monthly unique users on Tripadvisor websites were approximately 33% and 45% of the prior year’s comparable periods, respectively. While our revenue and traffic trends generally improved since April and May 2020, these trends began to flatten out in September 2020. Beginning in the fourth quarter of 2020, governments again, particularly in Europe, began to impose new restrictions to mitigate the spread of the virus, which negatively impacted these recent trends, as monthly unique users on Tripadvisor websites during the fourth quarter of 2020 declined to approximately 60% of the prior year’s comparable period, in comparison to approximately 70% of the prior year’s comparable period, during the third quarter of 2020.

We have also incurred significant and unanticipated cancellations by travelers related to future travel, accommodations and tour bookings, which had been reserved by travelers in the pre-COVID-19 timeframe and included a significant number of bookings recorded as deferred revenue on our consolidated balance sheet as of December 31, 2019. During the course of 2020, we have worked with travelers and travel partners to address cancellations, re-bookings, and in certain cases we have provided our travel partners extended payment terms, discounts and other incentives.

While we have seen varying degrees of containment of the virus in certain countries and some signs of travel recovery during points in time during 2020, the degree of containment and the recovery in travel has varied region-to-region globally, as well as state-to-state in the U.S. Most notably, a resurgence of COVID-19 has occurred again, after a period of decline, during the fourth quarter of 2020 and the beginning of the first quarter of 2021, followed by the reinstatement of government restrictions and mandates in certain geographies globally and the identification of new variants of the virus. There remains uncertainty around when remaining or reinstated restrictions will be lifted, where additional restrictions may be initiated, or where restrictions that have been previously lifted may be reinstated due to resurgence of the virus, nor is it clear when the short or long-term changes to consumer usage patterns on our platform or travel behavior patterns when travel bans and other government restrictions and mandates are fully lifted, or the timing of widespread distribution and administration of the vaccine globally. We believe the travel industry and our business will continue to be materially and adversely affected while such travel restrictions remain in place and COVID-19 continues to proliferate. Although we cannot predict with certainty the full impact of the COVID-19 pandemic on our full year 2021 financial results, we currently expect that our first quarter 2021 fiscal year financial results will continue to be negatively impacted by the pandemic to a material degree.

In addition, the ultimate extent of the COVID-19 pandemic’s impact on travel, regional and global markets, and overall economic activity remains difficult to predict. Therefore, the ultimate extent and duration of the impact of COVID-19 on our business, results of operations, liquidity and financial condition remains largely uncertain and is dependent on future developments that cannot be accurately predicted at this time, such as the continued resurgence and severity of the virus, continued transmission rate of COVID-19, the extent and effectiveness of containment actions taken, the timing or extent of widespread distribution and administration of the vaccine, mobility and travel restrictions, and the impact of these and other factors on consumer travel behavior.

In response to the impact of COVID-19, we have taken several steps to further strengthen our financial position and balance sheet and maintain financial liquidity and flexibility during 2020, including, but not limited to, restructuring activities, reducing our ongoing operating expenses and headcount, additional borrowings of debt, and amendments to our 2015 Credit Facility, all of which are described in more detail below.

Liquidity

During the first quarter of 2020, we borrowed $700 million under the 2015 Credit Facility as a precautionary measure to reinforce our liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. We repaid these borrowings during the three months ended September 30, 2020.

In May 2020, we amended our 2015 Credit Facility to, among other things, suspend the leverage ratio covenant on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 or such earlier date as elected by the Company (such period, the “Leverage Covenant Holiday”), add a minimum liquidity covenant to be applicable during the Leverage Covenant Holiday, secure the obligations under the agreement, as well as downsize the capacity of the facility to $1.0 billion from $1.2 billion. In December 2020, we again amended the 2015 Credit Facility to, among other things, continue the suspension of the requirement for quarterly testing of compliance under the leverage ratio covenant until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of the Company (the “Covenant Changeover Date”), at which time the leverage ratio covenant will be reinstated. At this time, we also downsized the capacity to $500 million from $1.0 billion and extended the maturity date from May 12, 2022 to May 12, 2024. We believe this additional flexibility will be important given our continued limited ability to predict our future financial performance due to the uncertainty associated with COVID-19 as well as consumer behavior and restrictive measures put in place in response to COVID-19.

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

Refer to “Note 10: Debt” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information about our 2015 Credit Facility and Senior Notes.

Cost Reduction Measures

During the first quarter of 2020, the Company instituted a cost reduction initiative to preserve cash flows, including targeted workforce reduction measures largely in the Experiences & Dining segment and optimizing and reducing brand advertising as the Company pivots to leverage newer mediums we believe will be more effective than our historically television-focused campaign.

During the latter part of the first quarter of 2020, and in response to the COVID-19 pandemic, the Company instituted additional cost reduction measures, including the elimination of the majority of discretionary spending, business travel, non-critical vendor relationships, brand advertising, cessation of nearly all new hiring and contingent staff, reduction of targeted employee benefits and the furloughing of over 100 employees. On April 28, 2020, management approved and the Company announced an additional cost reduction initiative in response to the continued economic and financial impacts to the Company as a result of the COVID -19 pandemic, which included the following:

•	Enacting a workforce reduction eliminating more than 900 employees;

•	Furloughing additional employees bringing the total furloughed employees during March and April 2020 to approximately 850 employees, primarily in our European operations at The Fork; and
•	Making targeted reductions of the Company’s office lease portfolio, primarily either through subleasing or allowing property leases to expire.

By the end of the third quarter of 2020, a majority of the Company’s previously furloughed employees had returned to their jobs; however, during the fourth quarter of 2020, the Company again furloughed approximately 400 employees, primarily in our Europeans operations of The Fork. This action taken by the Company was a direct result of the reinstatement of government restrictions related to restaurants in various countries within Europe in response to the resurgence of COVID-19 in those markets.

During the year ended December 31, 2020, the Company incurred total pre-tax restructuring and other related reorganization costs of approximately $41 million as a result of these measures, all of which were paid by the Company as of December 31, 2020.

CARES Act and Other Governmental Relief

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic, which includes numerous income tax provisions, some of which are effective retroactively. We anticipate that we will benefit from certain of these provisions, and have accordingly recorded income tax benefits of $23 million during year ended December 31, 2020.

In addition, certain other governments have passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid. Some of these governments have extended or are considering extending these programs. The Company has participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as other certain jurisdictions' programs. During the year ended December 31, 2020, we recognized government grants and other assistance benefits of $12 million, as a reduction of personnel and overhead costs in the consolidated statement of operations.

For further details of the income tax and other benefits recorded by the Company under the CARES Act and other governmental relief programs, refer to “Note 1: Organization and Business Description” and “Note 12: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K.

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

Our business, including the Hotels, Media & Platform segment, has been adversely and materially impacted by the COVID-19 pandemic, which was the primary and material driver of this segment’s unfavorable results during the year ended December 31, 2020 as noted in the “COVID-19” discussion above. During the third quarter of 2020, our Hotels, Media & Platform segment demonstrated modest month-over-month performance improvements; however, beginning in the fourth quarter of 2020, governments again, particularly in Europe, began to impose restrictions to mitigate the spread of the virus, which negatively impacted this recent trend, particularly in our European business. In addition, most notably in the pre-Covid time period, the Company experienced revenue headwinds in our SEO marketing channel, which we believe has been impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results and we expect this trend may continue.

We believe deepening consumer engagement on our platform will enable us to more significantly monetize our influence and eventually grow Hotels, Media & Platform segment revenue. For example, in Tripadvisor-branded display and platform revenue, we enable travel partners to amplify their brand, generate brand impressions, and potentially drive qualified leads and bookings for their businesses. Historically, we have limited both the type and number of display-based advertising opportunities we make available to travel partners, particularly on mobile phone, which, in turn, has limited display-based advertising revenue growth. However, we continue to work on initiatives to better leverage our audience, content, data, travel influence and platform breadth to open up new media advertising opportunities through a more modern, high-powered advertising suite spanning native, video and programmatic solutions. We intend to broaden our solution to a larger set of advertising travel endemic and non-travel endemic advertising partners, including industries such as airlines and finance.

In addition, we have historically and will continue to focus on initiatives to increase our traffic quality and deepen customer engagement on our platform, including driving membership growth, increasing personalization, and innovating our mobile app experience. We believe improving the user experience on our platform will lead to higher monetization over time. Further, we believe there remains an opportunity to continue to grow our member base, as well as to deepen member engagement by making membership more valued, building communities and leveraging our content to further personalize trip-planning features. As an example, during December 2020, we introduced direct-to-consumer initiatives, which included a beta-launch of an annual subscription-based membership that offers discounts to consumers for hotels and experiences, and also a travel concierge service that connects travelers with a curated community of expert trip designers in local travel destinations.

Experiences & Dining Segment

Our Experiences & Dining offerings contribute to the comprehensive user experience we deliver, which we believe helps to increase awareness of, loyalty to, and engagement with our products, drive more bookings to Experiences & Dining partners and generate greater revenue and increased profitability on our platform. Given the significant market opportunities in these large categories, we expect to continue to invest in building these offerings to drive consumer engagement, bookings and revenue growth for the long-term.

During the year ended December 31, 2020, our Experiences & Dining segment’s financial results were adversely and materially impacted by the COVID-19 pandemic. Restaurants across European markets saw restrictions ease during the second quarter of 2020, which was met with an increase in consumer demand. As a result, in the month of September 2020, TheFork business unit, primarily based in Europe, had largely regained the revenue level of the prior year’s comparable period; however, beginning in the fourth quarter of 2020, governments again, particularly in Europe, imposed new restrictions to try to mitigate the resurgence of the virus, which negatively and materially impacted this recent trend.

Throughout the pandemic, we have explored new initiatives to delight and engage consumers. For example, we began offering virtual tours to our consumers, as well as the beta-launch of an annual subscription-based membership, as discussed above, which offers consumers discounts on experience bookings. This is in addition to other recent initiatives, such as the recent rollout of a new payment option in late 2019, which enables consumers to reserve certain experience activities and defer payment until a date no later than two days before the experience date.

In December 2019, we acquired U.K.-based Bookatable, which offers an online restaurant reservation and booking platform. This further strengthened our position in certain of our existing European markets as well as expands us into new countries for our Dining offering, such as the U.K., Germany, Austria, Finland and Norway. TheFork’s online restaurant booking platform, including Bookatable, had approximately 76,000 total bookable restaurants as of December 31, 2020.

Other

Other is a combination of our Rentals, Flights & Car, and Cruise businesses and is not considered a reportable segment. Profits and revenues have declined during the year ended December 31, 2020, primarily due to the COVID-19 pandemic, similar to our other business units, and to a lesser extent, due to the sale of our SmarterTravel business in the second quarter of 2020. We continue to operate these businesses opportunistically as they complement our overall strategic objectives to deliver more value to consumers and travel partners.

Consolidated Results of Operations

A discussion regarding our financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2019 compared to fiscal year 2018 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020.

Results of Operations

Selected Financial Data

(in millions, except per share amounts and percentages)

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenue	$604	$1,560	$1,615	(61)%	(3)%

Costs and expenses:
Cost of revenue	55	94	86	(41)%	9%
Selling and marketing	316	672	778	(53)%	(14)%
Technology and content	220	293	275	(25)%	7%
General and administrative	173	187	177	(7)%	6%
Depreciation and amortization	125	126	116	(1)%	9%
Impairment of goodwill	3	—	—	n.m.	n.m.
Restructuring and other related reorganization costs	41	1	—	n.m.	n.m.
Total costs and expenses:	933	1,373	1,432	(32)%	(4)%
Operating income (loss)	(329)	187	183	n.m.	2%
Other income (expense):
Interest expense	(35)	(7)	(12)	400%	(42)%
Interest income	3	17	7	(82)%	143%
Other income (expense), net	(8)	(3)	(5)	167%	(40)%
Total other income (expense), net	(40)	7	(10)	n.m.	n.m.
Income (loss) before income taxes	(369)	194	173	n.m.	12%
(Provision) benefit for income taxes	80	(68)	(60)	n.m.	13%
Net income (loss)	$(289)	$126	$113	n.m.	12%

Other financial data:
Adjusted EBITDA (1)	$(51)	$438	$422	n.m.	4%

n.m. = not meaningful
(1) See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenue by Segment:	(in millions)
Hotels, Media & Platform	$361	$939	$1,001	(62)%	(6)%
Experiences & Dining	186	456	372	(59)%	23%
Other	57	165	242	(65)%	(32)%
Total revenue	$604	$1,560	$1,615	(61)%	(3)%
Adjusted EBITDA by Segment:
Hotels, Media & Platform	$13	$378	$329	(97)%	15%
Experiences & Dining	(79)	5	48	n.m.	(90)%
Other	15	55	45	(73)%	22%
Total Adjusted EBITDA	$(51)	$438	$422	n.m.	4%
Adjusted EBITDA Margin by Segment (1):
Hotels, Media & Platform	4%	40%	33%
Experiences & Dining	(42%)	1%	13%
Other	26%	33%	19%

n.m. = not meaningful

(1)	“Adjusted EBITDA Margin by Segment” is defined as Adjusted EBITDA by segment divided by revenue by segment.

Hotels, Media & Platform Segment

Hotels, Media & Platform segment revenue decreased by $578 million during the year ended December 31, 2020, when compared to the same period in 2019, primarily due to the impacts of COVID-19 as discussed above.

Adjusted EBITDA in our Hotels, Media & Platform segment decreased $365 million, during the year ended December 31, 2020 when compared to the same period in 2019. This was primarily due to a decrease in revenue, partially offset by reductions in television advertising costs, direct selling and marketing expenses related to SEM, and other online paid traffic acquisition costs in response to a decline in consumer demand related to COVID-19 and, to a lesser extent, a reduction in personnel costs as a result of workforce reductions.

The following is a detailed discussion of the revenue sources within our Hotels, Media & Platform segment:

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Hotels, Media & Platform:	(in millions)
Tripadvisor-branded hotels	$292	$779	$848	(63%)	(8%)
Tripadvisor-branded display and platform	69	160	153	(57%)	5%
Total Hotels, Media & Platform revenue	$361	$939	$1,001	(62%)	(6%)

Tripadvisor-branded Hotels Revenue

Tripadvisor-branded hotels revenue primarily includes hotel auction revenue and, to a lesser extent, hotel B2B revenue, which includes click-based revenue generated from hotel sponsored placement advertising that enable hotels to enhance their visibility on Tripadvisor hotel pages, and subscription-based advertising services that we offer to travel partners. For the years ended December 31, 2020, 2019, and 2018, 81%, 83%, and 85%, respectively, of our total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue decreased $487 million or 63% during the year ended December 31, 2020 when compared to the same period in 2019. This decrease was primarily driven by reduced consumer demand as a result of COVID-19, concurrent with widespread travel restrictions and service limitations on our travel partners imposed by local and federal governments at various stages during the course of the year in response to the pandemic.

Tripadvisor-branded Display and Platform Revenue

For the years ended December 31, 2020, 2019, and 2018, 19%, 17%, and 15%, respectively, of our total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded display and platform revenue, which consists of revenue from display-based advertising across all our websites. Tripadvisor-branded display and platform revenue decreased $91 million or 57% during the year ended December 31, 2020, when compared to the same period in 2019, primarily driven by a decrease in marketing spend from our advertisers due to lack of consumer demand resulting from the impact of COVID-19.

Experiences & Dining Segment

For the years ended December 31, 2020, 2019, and 2018, our Experiences & Dining segment revenue accounted for 31%, 29% and 23%, respectively, of total consolidated revenue. Experiences & Dining segment revenue decreased by $270 million or 59% during the year ended December 31, 2020, when compared to the same period in 2019. Revenue growth in this segment was negatively impacted by a significant reduction in consumer demand as a result of COVID-19, concurrent with many jurisdictions globally adopting laws, rules, regulations or decrees intended to address COVID-19, including implementing various travel restrictions, “shelter in place” or

“social distancing” mandates, or restricting access to city centers or popular tourist destinations, restaurants and limiting access to experience offerings in surrounding areas at various stages during the course of the year. Restaurants across many European markets saw restrictions ease during the second quarter of 2020, which was met with an increase in consumer demand. As a result, in the month of September 2020, TheFork business unit had largely regained its revenue level of the prior year’s comparable period; however, beginning in the fourth quarter of 2020, governments again, particularly in Europe, began to impose new restrictions to try to mitigate the spread of the virus, which negatively impacted this recent trend. The negative impact of COVID-19 to this segment’s revenue, was partially offset by incremental revenue of approximately $31 million during the year ended December 31, 2020, related to our December 2019 acquisitions of Bookatable and SinglePlatform.

Experiences & Dining segment Adjusted EBITDA decreased by $84 million during the year ended December 31, 2020 when compared to the same period in 2019, primarily due to the decrease in revenue noted above, partially offset by reduced selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to reduced consumer demand and lack of, or reduced, availability of dine-in restaurants, experiences and tours, at various stages during the course of the year as a result of COVID-19 and, to a lesser extent, decreased direct costs related to credit card payments and other transaction costs directly related to reduced revenue, and a reduction in personnel costs as a result of workforce reductions.

Other

Other revenue, which includes Rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from our Flights, Cars, and Cruises offerings on Tripadvisor websites, decreased by $108 million or 65% during the year ended December 31, 2020, when compared to the same period in 2019, primarily due to decreased consumer demand, similar to our other businesses, as a result of COVID-19, and subsequent widespread global travel restrictions and service limitations on travel partners imposed by local and federal governments at various stages during the course of the year, and reduced travel partner spend in response to COVID-19 and, to a lesser extent, the sale of our SmarterTravel business during the second quarter of 2020.

Adjusted EBITDA in Other decreased $40 million or 73% during the year ended December 31, 2020, when compared to the same period in 2019, primarily due to the decrease in revenue, partially offset by a reduction in selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to a decline in consumer demand related to COVID-19, a reduction in personnel costs as a result of workforce reductions and, to a lesser extent, the sale of our SmarterTravel business during the second quarter of 2020.

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

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in millions)
Direct costs	$34	$71	$67	(52%)	6%
Personnel and overhead	21	23	19	(9%)	21%
Total cost of revenue	$55	$94	$86	(41%)	9%
% of revenue	9.1%	6.0%	5.3%

Cost of revenue decreased $39 million during the year ended December 31, 2020 when compared to the same period in 2019, primarily due to decreased direct costs from credit card payment and other transaction costs in our Experiences & Dining segment in correlation with the reduction in revenue related to COVID-19.

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate marketing commissions, social media costs, brand advertising (including television and other offline advertising), promotions and public relations. In addition, our sales and marketing expenses consist of indirect costs such as personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation, and bonuses for sales, sales support, customer support and marketing employees.

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in millions)
Direct costs	$128	$433	$553	(70%)	(22%)
Personnel and overhead	188	239	225	(21%)	6%
Total selling and marketing	$316	$672	$778	(53%)	(14%)
% of revenue	52.3%	43.1%	48.2%

Direct selling and marketing costs decreased $305 million during the year ended December 31, 2020 when compared to the same period in 2019, primarily due to a decrease in SEM and other online traffic acquisition costs across all our segments and businesses and, to a lesser extent, a decrease in television advertising costs in our Hotels, Media & Platform segment, driven by cost reduction measures primarily in response to the financial impact to the Company and decline in consumer demand caused by COVID-19.

Personnel and overhead costs decreased $51 million during the year ended December 31, 2020 when compared to the same period in 2019, primarily as a result of a reduction in headcount related to our cost-reduction measures in response to COVID-19 across our business. In addition, during the year ended December 31, 2020, we recognized $6 million, as a reduction in personnel costs related to government grants and other assistance benefits received as COVID-19 relief from various governments.

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

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in millions)
Personnel and overhead	$194	$260	$246	(25%)	6%
Other	26	33	29	(21%)	14%
Total technology and content	$220	$293	$275	(25%)	7%
% of revenue	36.4%	18.8%	17.0%

Technology and content costs decreased $73 million during the year ended December 31, 2020 when compared to the same period in 2019, primarily due to decreased personnel and overhead costs across our business as a result of a reduction in headcount driven by cost-reduction measures in response to COVID-19. In addition, during the year ended December 31, 2020, we recognized $4 million, as a reduction in personnel costs related to government grants and other assistance benefits received as COVID-19 relief from various governments.

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

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in millions)
Personnel and overhead	$119	$135	$129	(12%)	5%
Professional service fees and other	54	52	48	4%	8%
Total general and administrative	$173	$187	$177	(7%)	6%
% of revenue	28.6%	12.0%	11.0%

General and administrative costs decreased $14 million during the year ended December 31, 2020 when compared to the same period in 2019. Personnel and overhead costs decreased $16 million during the year ended December 31, 2020, when compared to the same period in 2019, primarily driven by a reduction in headcount related to our cost-reduction measures across our business in response to COVID-19. In addition, during the year ended December 31, 2020, we recognized $2 million, as a reduction in personnel costs related to government grants and other assistance benefits received as COVID-19 relief from various governments. Professional service fees and other increased $2 million during the year ended December 31, 2020, when compared to the same period in 2019, primarily due to an increase in bad debt expense across our business as a result of COVID-19 impact on our customers, partially offset by a decrease in consulting and legal costs.

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

	Year ended December 31,
	2020	2019	2018
	(in millions)
Depreciation	$99	$93	$82
Amortization of intangible assets	26	33	34
Total depreciation and amortization	$125	$126	$116
% of revenue	20.7%	8.1%	7.2%

Depreciation and amortization decreased $1 million during the year ended December 31, 2020 when compared to the same period in 2019, primarily due to the completion of amortization related to certain intangible assets from business acquisitions in previous years, partially offset by increased depreciation related to capitalized software and website development costs.

Impairment of Goodwill

	Year ended December 31,
	2020	2019	2018
	(in millions)
Impairment of goodwill	$3	$—	$—
% of revenue	0.5%	0.0%	0.0%

The Company recorded a goodwill impairment charge of $3 million related to our Tripadvisor China reporting unit in the third quarter of 2020. Refer to “Note 8: Goodwill and Intangible Assets, Net” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

Restructuring and other related reorganization costs

Restructuring and other related reorganization costs consist primarily of employee severance and related benefits.

	Year ended December 31,
	2020	2019	2018
	(in millions)
Restructuring and other related reorganization costs	$41	$1	$—
% of revenue	6.8%	0.0%	0.0%

The Company incurred pre-tax restructuring and other related reorganization costs of $41 million during the year ended December 31, 2020. These costs consist of employee severance and related benefits. In response to COVID-19, and during the second quarter of 2020, the Company committed to restructuring actions intended to reinforce its financial position, reduce its cost structure, and improve operational efficiencies, resulting in headcount reductions, for which we recognized $32 million in restructuring and other related reorganization costs. In addition, we engaged in a smaller scale restructuring action in the first quarter of 2020 to reduce our cost structure and improve our operational efficiencies, which resulted in headcount reductions for which we recognized $9 million in restructuring and other related reorganization costs.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to our 2015 Credit Facility and Senior Notes, as well as interest on finance leases.

	Year ended December 31,
	2020	2019	2018
	(in millions)
Interest expense	$(35)	$(7)	$(12)

Interest expense increased $28 million during the year ended December 31, 2020 when compared to the same period in 2019, primarily due to the issuance of our Senior Notes in July 2020 and higher average outstanding borrowings from our 2015 Credit Facility during 2020. Refer to “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

Interest Income

Interest income primarily consists of interest earned from bank deposits available on demand, money market funds, term deposits and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Year ended December 31,
	2020	2019	2018
	(in millions)
Interest income	$3	$17	$7

Interest income decreased $14 million during the year ended December 31, 2020 when compared to the same period in 2019, primarily due to both a reduction in average interest rates earned on our investments and lower average invested funds by the Company during 2020.

Other Income (Expense), Net

Other income (expense), net generally consists of net foreign exchange gains and losses, forward contract gains and losses, earnings/(losses) from equity method investments, gain/(loss) and impairments on non-marketable investments, gain/loss on sale/disposal of businesses, and other non-operating income (expenses).

	Year ended December 31,
	2020	2019	2018
	(in millions)
Other income (expense), net	$(8)	$(3)	$(5)

Other expense, net increased $5 million during the year ended December 31, 2020 when compared to the same period in 2019, primarily due to a loss on sale of business of $6 million, an allowance for credit losses of $3 million on a long-term note receivable and $3 million of net losses on our equity method investment; partially offset by net foreign currency transaction gains as a result of the fluctuation of foreign exchange rates during 2020. Refer to “Note 18: Other Income (Expense), Net” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for additional information.

(Provision) Benefit for Income Taxes

	Year ended December 31,
	2020	2019	2018
	(in millions)
(Provision) benefit for income taxes	$80	$(68)	$(60)
Effective tax rate	21.7%	35.1%	34.7%

We had an income tax benefit of $80 million for the year ended December 31, 2020. The decrease in our income tax expense during the year ended December 31, 2020, when compared to the same period in 2019, was primarily due to significant pretax losses incurred the year ended December 31, 2020, and an income tax benefit of $23 million during the year ended December 31, 2020 from the tax rate differential in tax years applicable to U.S. loss carryforwards that became eligible for carryback under the CARES Act, offset by foreign valuation allowances and an increase in the recognition of stock-based compensation shortfalls related to the decline in the Company’s common stock price during the year ended December 31, 2020. Refer to “Note 12: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

Net income (loss)

	Year ended December 31,
	2020	2019	2018
	(in millions)
Net income (loss)	$(289)	$126	$113
Net income (loss) margin	(47.8%)	8.1%	7.0%

Net income decreased $415 million during the year ended December 31, 2020, when compared to the same period in 2019, primarily due to a decrease in revenue primarily related to the negative impact on the Company’s business related to COVID-19, as described above in “Revenue and Segment Information”, partially offset by a decrease in total costs and expenses, primarily as a result of cost reduction measures initiated by the Company in response to COVID-19, as described above in “Consolidated Expenses”.

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

Adjusted EBITDA is also our segment profit measure and a key measure used by our management and board of directors to understand and evaluate the financial performance of our business and on which internal budgets and forecasts are based and approved. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons and better enables management and investors to compare financial results between periods as these costs may vary independent of ongoing core business performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. We define Adjusted EBITDA as net income (loss) plus: (1) (provision) benefit for income taxes; (2) other income (expense), net; (3) depreciation and amortization; (4) stock-based compensation and other stock-settled obligations; (5) goodwill, intangible asset, and long-lived asset impairments; (6) legal reserves and settlements; (7) restructuring and other related reorganization costs; and (8) other non-recurring expenses and income.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Net income (loss)	$(289)	$126	$113
Add: (Benefit) provision for income taxes	(80)	68	60
Add: Other expense (income), net	40	(7)	10
Add: Restructuring and other related reorganization costs	41	1	—
Add: Impairment of goodwill	3	—	—
Add: Legal reserves and settlements	—	—	5
Add: Stock-based compensation	109	124	118
Add: Depreciation and amortization	125	126	116
Adjusted EBITDA	$(51)	$438	$422

Liquidity and Capital Resources

For a discussion of our liquidity and capital resources as of and our cash flow activities for the fiscal year ended December 31, 2018, see Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020.

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under our 2015 Credit Facility. As of December 31, 2020 and 2019, we had $418 million and $319 million, respectively, of cash and cash equivalents, and $497 million of available borrowing capacity under our 2015 Credit Facility as of December 31, 2020. As of December 31, 2020, approximately $91 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which approximately 30% was located in the U.K. As of December 31, 2020, the significant majority of our cash was denominated in U.S. dollars. The Company had $500 million in long-term debt as of December 31, 2020, as a result of the issuance of its Senior Notes in July 2020, as discussed below.

As of December 31, 2020, we had $ 494 million of cumulative undistributed earnings in foreign subsidiaries. As a result of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax. Historically, we had asserted our intention to indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. In response to increased cash requirements in the U.S. related to our declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, we determined that we no longer considered all of our foreign earnings to be indefinitely reinvested. As of December 31, 2020, $376 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested. During the year ended December 31, 2020, we recorded a deferred tax liability of $1 million for the U.S. state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested. We intend to indefinitely reinvest $118 million of these foreign earnings in our non-US subsidiaries, which determination of any related unrecognized deferred income tax liability is not practicable. Refer to “Note 12: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

2015 Credit Facility

As of December 31, 2020, we are party to a credit agreement with a group of lenders, initially entered in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2024.

The 2015 Credit Facility requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. Borrowings under the 2015 Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on the Company’s leverage ratio; or (ii) the

Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on the Company’s leverage ratio.

However, in May 2020, we amended our 2015 Credit Facility to, among other things, suspend the leverage ratio covenant on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 or such earlier date as elected by the Company, and add a minimum liquidity covenant to be applicable during the Leverage Covenant Holiday, secure the obligations under the agreement, as well as downsize the capacity of the facility to $1.0 billion from $1.2 billion. In December 2020, we again amended the 2015 Credit Facility to, among other things, continue the suspension of the requirement for quarterly testing of compliance with the leverage ratio covenant until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of the Company. The Company also downsized the facility’s borrowing capacity to $500 million from $1.0 billion and extended the maturity date of the facility from May 12, 2022 to May 12, 2024. These amendments also limit the Company from making certain payments and distributions, including share repurchases and dividends, during the Leverage Covenant Holiday. During the Leverage Covenant Holiday, any future borrowings under the 2015 Credit Facility will bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. We are also required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the revolving credit facility for each fiscal quarter during the Leverage Covenant Holiday.

As of December 31, 2020 and 2019, respectively, we were in compliance with our covenants under the 2015 Credit Facility. While there can be no assurance that we will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday expires, based on our current projections, we do not believe there is a material risk we will not remain in compliance throughout the next twelve months.

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

Senior Notes

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

For additional information on our 2015 Credit Facility and its amendments during 2020, and our Senior Notes, refer to “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K.

Chinese Credit Facilities

We were party to a $30 million, one-year revolving credit facility with Bank of America as of December 31, 2019. The Company terminated this credit facility in June 2020. We had no outstanding borrowings under this credit facility at the time of termination or as of December 31, 2019.

Significant uses of capital

On January 31, 2018, our Board of Directors authorized the repurchase of up to $250 million of our shares of common stock under a share repurchase program authorized by our Board of Directors. This share repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. During the year ended December 31, 2018, we repurchased 2,582,198 shares of the Company’s outstanding common stock at an aggregate cost of $100 million under the share repurchase program.

On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million. During the year ended December 31, 2019, we repurchased 2,059,846 shares of the Company’s outstanding common stock at an aggregate cost of $60 million under the share repurchase program.

During the year ended December 31, 2020, we repurchased 4,707,450 shares of our outstanding common stock at an aggregate cost of $115 million under the share repurchase program. As of December 31, 2020, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program. The terms of our Credit Agreement were amended to limit the Company from share repurchases during the Leverage Covenant Holiday and the terms of the Indenture related to the Senior Notes impose certain limitations and restrictions on share repurchases.

On November 1, 2019, our Board of Directors declared a special cash dividend of $3.50 per share, or approximately $488 million in the aggregate. The dividend was payable on December 4, 2019 to stockholders of record on November 20, 2019.  We funded this special cash dividend with available cash primarily from the U.S. and to a lesser extent from a foreign subsidiary, with any related income tax impact not material. During 2019, we paid $110 million, net of cash acquired, in connection with the following Dining acquisitions: (1) SinglePlatform, a leading online content management and syndication platform company based in the U.S., (2) BookaTable, an online restaurant reservation and booking platform company based in the U.K.; and (3) Restorando, an online restaurant reservation and booking platform company based in Argentina.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows related to working capital. In our Experiences business and our Rentals free-to-list model, we generally receive cash from travelers at the time of booking and we record these amounts, net of commissions, on our consolidated balance sheet as deferred merchant payables. We pay the suppliers, or the property rental owners and experience providers, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the supplier and this operating cycle represents a source or use of cash to us. During the first half of the year Experiences and Rentals bookings typically exceed the amount of completed tour-taking and stays, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. However, this trend was impacted during the year ended December 31, 2020, as cash outflows to suppliers related to deferred merchant payables significantly exceeded cash received from travelers, primarily reflecting the decline in consumer demand for our products and increased cancellations of reservations due to COVID-19, most notably occurring during the first half of 2020 when we typically generate significant positive cash flow. The ultimate extent and longevity of the COVID-19 pandemic and its impact on travel, regional and global markets, and overall economic activity in currently affected countries or globally is unknown and impossible to predict with certainty, as such the impacts on our business and cash flows are uncertain at this point in time. Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions unrelated to COVID-19 that could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows. For example, we introduced a new payment feature in late 2019, which allows our Experiences customers the option to reserve certain experience activities and defer payment until a date no later than two days before the experience date; as a result, this payment option may affect the timing of our future cash flows.

As discussed in “Note 12: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K, we have received Notices of Proposed Adjustments issued by the IRS for tax years 2009 through 2016, as of December 31, 2020. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $95 million to $105 million, exclusive of interest expense, at the close of the audit if the IRS prevails. We have disputed these proposed adjustments and intend to continue to defend our position. Although the ultimate timing for resolution of this is uncertain, future payments may negatively impact our operating cash flows.

The CARES Act, enacted in March 2020, made tax law changes to provide financial relief to companies as a result of the business impacts of COVID-19. Key income tax provisions of the CARES Act include changes in net operating loss (“NOL”) carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allows us to carryback our U.S. federal NOL incurred in 2020, generating an expected tax refund of $48 million, which we have recorded in income taxes receivable on our consolidated balance sheet as of December 31, 2020. This tax refund is expected to be received during 2021.

We believe that our available cash and cash equivalents will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions and/or other expenditures in support of our business strategy, and may potentially reduce our cash balance and/or increase our borrowings under our 2015 Credit Facility or to seek other financing alternatives.

In addition, our capital requirements may increase due to the impact of COVID-19, which has already resulted in reduced revenues and operating cash flows for the Company, and the extent and duration to which it may continue to impact the Company’s business and the travel industry is unclear. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact to our liquidity and capital requirements, and therefore our capital structure.

Our cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Net cash provided by (used in):
Operating activities	$(194)	$424	$405
Investing activities	(56)	(176)	(49)
Financing activities	341	(580)	(358)

During the year ended December 31, 2020, our primary use of cash was in operations, financing activities (including repurchases of our outstanding common stock at an aggregate cost of $115 million under our existing share repurchase program and payment of withholding taxes on net share settlements of our equity awards of $21 million), and investing activities (including capital expenditures of $55 million). This use of cash was funded primarily with cash on hand and cash equivalents, and financing activities, which includes $490 million in proceeds from the issuance of our Senior Notes, net of financing costs.

For the year ended December 31, 2020, net cash used in operating activities increased by $618 million when compared to the same period in 2019, primarily due to a decrease in net income of $415 million and increase in use of working capital of $209 million, driven by working capital outflows primarily due to booking cancellations and payments to travel suppliers related to deferred merchant payables for completed experiences, tours and rentals in pre-COVID-19 time period, which significantly exceeded cash received as of December 31, 2020 from consumers for prepaid experiences, tours and rentals as a result of a decline in consumer demand due to COVID-19, as well as an income tax benefit recorded in 2020, that did not occur in 2019. This was partially offset by an increase in cash received from trade receivables, as cash collected primarily from customer invoices from services provided in the pre-COVID-19 time period, significantly exceeded uncollected invoices as of December 31, 2020 for services provided to customers as a result of a decline in consumer demand due to COVID-19 and, to a lesser extent, a decrease of income tax payments.

For the year ended December 31, 2020, net cash used in investing activities decreased by $120 million when compared to the same period in 2019, due to $110 million in cash used for business acquisitions in 2019, which did not reoccur in 2020, and a decrease in capital expenditures of $28 million, partially offset by an increase in net cash generated from the purchases, sales and maturities of marketable securities of $17 million.

For the year ended December 31, 2020, net cash provided by financing activities increased by $921 million when compared to the same period in 2019, primarily due to proceeds from the issuance of our Senior Notes of $490 million, net of financing costs, a payment of a special cash dividend to stockholders of $488 million in 2019, which did not reoccur in 2020, and a decrease in payment of withholding taxes on net share settlements of equity awards of $8 million during the year ended December 31, 2020, partially offset by a net increase in share repurchases of our common stock under our share repurchase program of $55 million during the year ended December 31, 2020.

The following table summarizes our material contractual obligations and commercial commitments as of December 31, 2020:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Senior Notes (1)	$500	$—	$—	$500	$—
Expected interest payments on Senior Notes (2)	161	35	71	55	—
Finance lease obligations, including imputed interest (3)	96	10	20	20	46
Operating lease obligations, including imputed interest (4)	72	25	34	11	2
Expected commitment fee payments on 2015 Credit Facility (5)	9	3	5	1	—
Long-term income taxes payable	3	—	—	3	—
Purchase obligations (6)	19	8	9	1	1
Total (7)(8)	$860	$81	$139	$591	$49

(1)

Represents outstanding debt on our Senior Notes due July 2025. Refer to “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

(2)

Expected interest payments on our Senior Notes are based on a fixed interest rate of 7.0%, as of December 31, 2020. Refer to “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

(3)

Estimated future lease payments for our Headquarters Lease in Needham, Massachusetts. Refer to “Note 7: Leases” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

(4)

Estimated future lease payments for our operating leases, primarily for office space, with non-cancelable lease terms. These amounts exclude expected rental income under non-cancelable subleases. Refer to “Note 7: Leases” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

(5)

Expected commitment fee payments are based on the daily unused portion of the 2015 Credit Facility, issued letters of credit, and the effective commitment fee rate as of December 31, 2020; however, these variables could change significantly in the future. Refer to “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

(6)

Estimated purchase obligations that are fixed and determinable, primarily related to telecommunication contracts, with various expiration dates through approximately June 2029. These contracts have non-cancelable terms or are cancelable only upon payment of significant penalty.

(7)

Excluded from the table was $178 million of unrecognized tax benefits, including interest, which is included in other long-term liabilities on our consolidated balance sheet as of December 31, 2020, for which we cannot make a reasonably reliable estimate of the amount and period of payment. We anticipate that the liability for unrecognized tax benefits could decrease by up to $4 million within the next twelve months due to the settlement of examinations of issues with tax authorities. Refer to “Note 12: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further discussion.

(8)	Excluded from the table was $3 million of undrawn standby letters of credit, primarily as security deposits for certain property leases as of December 31, 2020.

As of December 31, 2020, other than the items discussed above, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Office Lease Commitments

As of December 31, 2020, we leased approximately 280,000 square feet of office space for our corporate headquarters in Needham, Massachusetts. Our Headquarters Lease, has an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. We account for our Headquarters Lease as a finance lease as of December 31, 2020.

In addition to our Headquarters Lease, we also have contractual obligations in the form of operating leases for our office space, in which we lease an aggregate of approximately 485,000 square feet of office space at approximately 35 other locations across North America, Europe, Asia Pacific and South America, in cities such as New York, London, Sydney, Barcelona, Buenos Aires, and Paris, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in June 2027.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011, 2012 through 2016, and 2018 tax years, under an employment tax audit by the IRS for the 2015 through 2017 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of December 31, 2020, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia and our 2012 through 2016 standalone IRS audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of Tripadvisor’s standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years, and in August 2020, we received Notices of Proposed Adjustments from the IRS for the 2014, 2015 and 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $95 million to $105 million at the close of the audit if the IRS prevails. The estimated range takes into consideration competent authority relief and transition tax regulations, and is exclusive of deferred tax consequences and interest expense, which would be significant. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2016 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for tax years 2009 through 2013.  We expect the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future.  Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all subsequent years which remain open.

In January 2021, we received an issue closure notice relating to adjustments for 2012 through 2016 tax years from HM Revenue & Customs (“HMRC”). These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $45 million to $55 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.

The OECD has been working on a Base Erosion and Profit Shifting Project, and issued the Action 1 report in 2015 to address the tax challenges arising from digitalization. Since then, the OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. As the OECD/G20 Inclusive Framework drives toward a consensus long-term solution, several countries have introduced unilateral digital service tax initiatives which impose new types of non-income taxes, including taxes based on a percentage of revenue. The Company is monitoring certain U.S. states and countries in which we do business, such as France, Italy, Spain, and the U.K., which have enacted or proposed similar taxes that will be applicable or are likely to be applicable going forward. During the year ended December 31, 2020 and 2019, we recorded $2 million and $3 million, respectively, of digital service tax to general and administrative expense on our consolidated statement of operations; however, we continue to assess the financial impact of new laws relating to digital services and taxation. Further, as additional U.S. states and countries introduce unilateral measures we will continue to monitor developments and determine the financial impact of these initiatives to the Company.

As a result of the 2017 Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax. Historically, we have asserted our intention to indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. In response to increased cash requirements in the U.S. related to our declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, we determined that we no longer consider all of these foreign earnings to be indefinitely reinvested. As of December 31, 2020, $376 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested. During the year ended December 31, 2020, we recorded a deferred tax liability of $1 million for the U.S. state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested. We intend to indefinitely reinvest $118 million of these foreign earnings in our non-US subsidiaries, which determination of any related unrecognized deferred income tax liability is not practicable. Refer to “Note 12: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information on potential tax contingencies, including current audits by the IRS and various other domestic and foreign tax authorities, and other income tax and non-income tax matters.

Certain Relationships and Related Party Transactions

For information on our related party transactions, refer to “Note 19: Related Party Transactions” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K.

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

The Company reorganized its reporting units pursuant to an internal restructuring during the second quarter of 2020. Following the internal restructuring changes, our legacy Dining and Flights/Cruises/Car reporting units were reorganized into four new distinct reporting units: (1) TheFork, (2) Tripadvisor Restaurants, (3) Flights & Car, and (4) Cruises, for the purposes of goodwill impairment testing. As a result, we first performed a qualitative assessment on our historical Dining and Flights/Cruise/Car reporting units prior to implementing the revised reporting unit structure and determined that it was more likely than not that the fair value of these reporting units was greater than the carrying value, which was consistent with our conclusion in the fourth quarter of 2019. We then performed a goodwill impairment test for each of the new reporting units using a quantitative assessment. We concluded the estimated fair values were in excess of the carrying values for each of the four new reporting units. We also performed sensitivity analyses, such as calculating estimated fair values using different rates for the weighted-average cost of capital and long-term rates of growth in the income approach and different revenue/income multiples in our market approach and the estimated fair values remained in excess of the carrying values. Therefore, no indications of impairment were identified as a result of these changes to our reporting units as of June 30, 2020. In addition, as a result of internal restructuring and the sale of its SmarterTravel business during the second quarter of 2020, our SmarterTravel reporting unit no longer exists. The sale of this business was not a significant disposition. This change in reporting units had no impact on the composition of our operating segments, or the information that the chief operating decision maker, or CODM, reviews to evaluate the financial performance of the Company’s operating segments.

During the third quarter of 2020, the Company recognized a goodwill impairment charge of $3 million, which represented all of the goodwill allocated to our Tripadvisor China reporting unit. This impairment was driven by strategic operating decisions made by the Company in the third quarter of 2020. Consequently, Tripadvisor China was no longer considered a reporting unit as of December 31, 2020.

During the Company's annual goodwill impairment test during the fourth quarter of 2020, a qualitative assessment was performed for all our reporting units. We determined that the fair value of all our remaining reporting units were in excess of their carrying values, and, accordingly, no further impairment charges were recorded during the year ended December 31, 2020.

Although our annual impairment testing did not result in any impairment indicators, due to the COVID-19 environment and our inability to predict the expected duration and ultimate severity of the impact of COVID-19, we believe our reporting units are at an elevated risk of impairment in future periods. We will continue to monitor our financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values of our reporting units to determine if future impairment assessments may be necessary. A prolonged duration, and/or decline in the outlook for future revenue and cash flows or other factors, related to COVID-19 or other events, could result in a determination that a non-cash impairment adjustment is required, which could be material.

We periodically review the carrying amount of our definite-lived intangible assets and other long-term assets, including property and equipment and website and internal use software, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset of the group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows, using an appropriate discount rate. Any impairment would be measured by the amount that the carrying values, of such asset groups, exceed their fair value and would be included in operating income on the consolidated statement of operations. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. We have not identified any circumstances that would warrant an impairment charge for any recorded definite-lived intangibles or other long term assets on our consolidated balance sheet at December 31, 2020 or 2019.

In addition, we hold investments in non-marketable equity investments of privately-held companies, which do not have a readily determinable fair value. Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. When indicators of impairment exist, we prepare a quantitative assessment of the fair value of our equity investments, which may include using both the market and income approaches which require judgment and the use of estimates, including discount rates, investee revenues and costs, and available comparable market data of private and public companies, among others. Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the company’s securities. In addition, such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or may never become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced into the market.

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

Refer to “Note 12: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information on income taxes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. We are exposed to market risks primarily due to our international operations, our ongoing investment and financial activities, as well as changes in economic conditions in all significant markets in which we operate as a result of the COVID-19 pandemic. The risk of loss can be assessed from the perspective of adverse changes in our future earnings, cash flows, fair values of our assets, and financial condition. Our exposure to market risk, at any point in time, may include risk, including to our 2015 Credit Facility and any related borrowings, Senior Notes, derivative instruments, cash and cash equivalents, short term and long term marketable securities, accounts receivable, intercompany receivables/payables, accounts payable and deferred merchant payables denominated in foreign currencies. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage and attempt to mitigate our exposure to such risks.

For a discussion of market conditions and impacts on our financials resulting from the COVID-19 pandemic, refer to Part I, Item 1A, "Risk Factors”, Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 1: Organization and Business Description” in the notes to our consolidated financial statements in Item 8, in this Annual Report on Form 10-K.

Interest Rates

Our primary exposure to changes in interest rates relates primarily to our cash, cash equivalents, investment portfolio, Senior Notes, and borrowings, if any, under our existing 2015 Credit Facility.

Changes in interest rates affect the amount of interest earned on our cash, cash equivalents, and marketable securities, and the fair value of those securities. Our interest income and expense is most sensitive to fluctuations in U.S. and LIBOR interest rates. We generally invest our excess cash in cash deposits at major global banks, money market funds, and marketable securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We invest in highly-rated securities, and our investment policy limits the amount of credit exposure to any one issuer. Our investment policy requires our investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

As of December 31, 2020 and 2019, respectively, we had no material outstanding cash equivalents or marketable securities in our investment portfolio, and no outstanding borrowings under our 2015 Credit Facility. In July 2020, we issued Senior Notes with a fixed rate of 7.0%. As a result, if market interest rates decline, our required payments will exceed those based on market rates. The fair value of our Senior Notes was approximately $542 million as of December 31, 2020, based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source. A hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of our Senior Notes by an estimated $8 million.

Refer to “Note 5: Financial Instruments and Fair Value Measurements” and “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information on our cash and cash equivalents, investments and other financial instruments, Senior Notes, and our 2015 Credit Facility.

We currently do not hedge our interest rate risk; however, we are continually evaluating the interest rate market, and if we become increasingly exposed to potentially volatile movements in interest rates, and if these movements are material, this could cause us to adjust our financing strategy. We did not experience material changes in interest rate exposures or any material financial impact from adverse changes in interest rates for the years ended December 31, 2020, 2019 or 2018.

Foreign Currency Exchange Rates

We conduct business in certain international markets, largely in the Europe, including the U.K., and also in countries such as Singapore and Australia. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign currency exchange rates.

Some of our subsidiaries maintain their accounting records in their respective local currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates may impact the translation of those subsidiary’s financial statements into U.S. dollars. As a result, we face exposure to adverse movements in foreign currency exchange rates as the financial results of our non-U.S. dollar operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. If the U.S. dollar weakens against the functional currency, the translation of these foreign-currency-denominated balances will result in increased net assets, revenue, operating expenses, operating income and net income upon consolidation. Similarly, our net assets, revenue, operating expenses, operating income and net income will decrease upon consolidation if the U.S. dollar strengthens against the functional currency. The effect of foreign currency exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. In order to provide a meaningful assessment of the foreign currency exchange rate risk associated with our consolidated financial statements, we performed a sensitivity analysis. A hypothetical 10% decrease of the foreign currency exchange rates relative to the U.S. dollar, or strengthening of the U.S. dollar, would generate an estimated unrealized loss of approximately $38 million related to a decrease in our net assets as of December 31, 2020, which would initially be recorded to accumulated other comprehensive income (loss) on our consolidated balance sheet.

In addition, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in transactional gains and losses. We recognize these transactional gains and losses (primarily Euro and British pound currency transactions) in our consolidated statements of operations and have recorded a net foreign currency exchange gain of $4 million for the year ended December 31, 2020, and net losses of $3 million and $6 million for the years ended December 31, 2019 and 2018, respectively, in “other income (expense), net” on our consolidated statements of operations. Future transactional gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar and other functional currencies, and the relative composition and denomination of monetary assets and liabilities each period.

We manage our exposure to foreign currency risk through internally established policies and procedures. To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies, as well as, using derivative financial instruments. We use foreign currency forward exchange contracts (“forward contracts”) to manage certain short-term foreign currency risk to try and reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. Our objective is to hedge only those foreign currency exposures that can be confidently identified and quantified and that may result in significant impacts to our cash or the consolidated statement of operations. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures.

The forward contracts which we have entered into to date, have principally addressed foreign currency exchange fluctuation risk between the Euro and the U.S. dollar. We account for these forward contacts, which have not been designated as hedges under GAAP to date, as either assets or liabilities and carry them at fair value. We had outstanding forward contracts as of December 31, 2020 and 2019, with a total net notional value of $3 million and $10 million, respectively. These forward contracts were not designated as hedges and had maturities of less than 90 days. We recognize gains and losses from our forward contracts in our consolidated statement of operations and have recorded a net gain of $1 million for both the years ended December 31, 2020 and 2019, respectively, and a net loss of $3 million for the year ended December 31, 2018, in “other income (expense), net” on our consolidated statements of operations. Refer to “Note 5: Financial Instruments and Fair Value Measurements” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further detail on our derivative instruments.

As we increase our operations in international markets, our exposure to potentially volatile movements in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions, and other factors. These changes, if material, could cause us to adjust our foreign currency risk strategies. For example, Brexit has caused significant volatility in currency exchange rates, especially between the U.S. dollar and the British pound. The U.K. ceased to be a member of the E.U. on January 31, 2020 and the U.K. and E.U. finalized the terms of the departure on December 24, 2020; however, certain decisions still need to be made on financial services, among others, and disputes may lead to tariffs being imposed on some goods in the future. Continued uncertainty regarding U.K. and E.U. relations may result in future currency exchange rate volatility which may impact our business and results of operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Tripadvisor, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tripadvisor, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over revenue

As discussed in Notes 2 and 4 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company had $604 million in revenue for the year ended December 31, 2020, of which $292 million was hotels related, $69 million was display and platform related, $186 million related to experiences and dining and $57 million of other revenue. Each of these categories of revenue has multiple revenue streams and the Company’s processes and information technology (IT) systems differ between each revenue stream.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. For each revenue stream where procedures were performed:

●	We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to accurate recording of amounts.
●

For certain revenue streams, we assessed the recorded revenue by selecting a sample of transactions and compared the amounts recognized for consistency with underlying documentation, including evidence of contracts with customers.

●

For certain revenue streams, we assessed the recorded revenue by comparing the total cash received during the year to the revenue recognized, including evaluating the relevance and reliability of the inputs to the assessment.

We involved IT professionals with specialized skills and knowledge, who assisted in:

●	Testing certain IT applications used by the Company in its revenue recognition processes.
●	Testing the transfer of relevant revenue data between certain systems used in the revenue recognition processes.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Boston, Massachusetts

February 19, 2021

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year ended December 31,
	2020	2019	2018
Revenue (Note 4)	$604	$1,560	$1,615

Costs and expenses:
Cost of revenue (1)(2)	55	94	86
Selling and marketing (2)	316	672	778
Technology and content (2)	220	293	275
General and administrative (2)	173	187	177
Depreciation and amortization	125	126	116
Impairment of goodwill (Note 8)	3	—	—
Restructuring and other related reorganization costs (Note 9)	41	1	—
Total costs and expenses:	933	1,373	1,432
Operating income (loss)	(329)	187	183
Other income (expense):
Interest expense	(35)	(7)	(12)
Interest income	3	17	7
Other income (expense), net (Note 18)	(8)	(3)	(5)
Total other income (expense), net	(40)	7	(10)
Income (loss) before income taxes	(369)	194	173
(Provision) benefit for income taxes (Note 12)	80	(68)	(60)
Net income (loss)	$(289)	$126	$113

Earnings (loss) per share attributable to common stockholders (Note 17):
Basic	$(2.14)	$0.91	$0.82
Diluted	$(2.14)	$0.89	$0.81
Weighted average common shares outstanding (Note 17):
Basic	135	139	138
Diluted	135	141	140

(1) Excludes amortization expense as follows:
Amortization of acquired technology included in amortization	$3	$10	$8
Amortization of website development costs included in depreciation	67	63	59
	$70	$73	$67
(2) Includes stock-based compensation expense as follows (Note 15):
Cost of revenue	$1	$1	$1
Selling and marketing	$16	$23	$21
Technology and content	$44	$55	$51
General and administrative	$48	$45	$45

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year ended December 31,
	2020	2019	2018
Net income (loss)	$(289)	$126	$113
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	28	1	(20)
Reclassification adjustments included in net income (loss), net of tax	1	(2)	—
Total other comprehensive income (loss), net of tax	29	(1)	(20)
Comprehensive income (loss)	$(260)	$125	$93

(1)

Deferred income tax liabilities related to these amounts are not material. Prior to January 1, 2019, foreign currency translation adjustments excluded income taxes due to our intention to indefinitely reinvest the earnings of our foreign subsidiaries in those. Refer to “Note 12: Income Taxes” for further information.

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$418	$319
Accounts receivable and contract assets, net of allowance for credit losses of $33 and $25, respectively (Note 2, Note 4)	83	183
Income taxes receivable (Note 12)	50	4
Prepaid expenses and other current assets	22	27
Total current assets	573	533
Property and equipment, net (Note 6)	240	270
Operating lease right-of-use assets (Note 7)	54	74
Intangible assets, net (Note 8)	86	110
Goodwill (Note 8)	862	840
Non-marketable investments (Note 5)	40	55
Deferred income taxes, net (Note 12)	10	7
Other long-term assets, net of allowance for credit losses of $5 and $0, respectively	104	95
TOTAL ASSETS	$1,969	$1,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18	$11
Deferred merchant payables (Note 2)	36	159
Deferred revenue (Note 4)	28	62
Accrued expenses and other current liabilities (Note 9)	160	203
Total current liabilities	242	435
Long-term debt (Note 10)	491	—
Finance lease obligation, net of current portion (Note 7)	71	78
Operating lease liabilities, net of current portion (Note 7)	46	64
Deferred income taxes, net (Note 12)	10	8
Other long-term liabilities (Note 11)	223	238
Total Liabilities	1,083	823
Commitments and contingencies (Note 13)
Stockholders’ equity: (Note 16)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 140,775,221 and 138,698,307, respectively
Shares outstanding: 121,930,607 and 124,581,773, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,253	1,150
Retained earnings	389	681
Accumulated other comprehensive income (loss)	(34)	(63)
Treasury stock-common stock, at cost, 18,844,614 and 14,116,534 shares, respectively	(722)	(607)
Total Stockholders’ Equity	886	1,161
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,969	$1,984

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares and per share amounts)

							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	(loss) income	Treasury stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2017	135,617,263	$—	12,799,999	$—	$926	$926	$(42)	(9,474,490)	$(447)	$1,363
Net income (loss)						113				113
Cumulative effect adjustment from adoption of new accounting guidance						4				4
Other comprehensive income (loss)							(20)			(20)
Issuance of common stock related to exercise of options and vesting of RSUs	1,540,747	—			6					6
Repurchase of common stock (Note 16)								(2,582,198)	(100)	(100)
Withholding taxes on net share settlements of equity awards					(26)					(26)
Stock-based compensation (Note 15)					131					131
Balance as of December 31, 2018	137,158,010	$—	12,799,999	$—	$1,037	$1,043	$(62)	(12,056,688)	$(547)	$1,471
Net income (loss)						126				126
Cumulative effect adjustment from adoption of new accounting guidance						3				3
Other comprehensive income (loss), net of tax							(1)			(1)
Issuance of common stock related to exercise of options and vesting of RSUs	1,540,297	—			2					2
Repurchase of common stock (Note 16)								(2,059,846)	(60)	(60)
Cash dividends declared to stockholders (declared at $3.50 per share) (Note 16)						(488)				(488)
Common stock dividend equivalents awarded to holders of nonvested restricted stock units (Note 16)						(3)				(3)
Withholding taxes on net share settlements of equity awards					(29)					(29)
Stock-based compensation (Note 15)					140					140
Balance as of December 31, 2019	138,698,307	$—	12,799,999	$—	$1,150	$681	$(63)	(14,116,534)	$(607)	$1,161
Net income (loss)						(289)				(289)
Cumulative effect adjustment from adoption of new accounting guidance (Note 2)						(3)				(3)
Other comprehensive income (loss), net of tax							29			29
Issuance of common stock related to exercise of options and vesting of RSUs	2,076,914	—			—					—
Repurchase of common stock (Note 16)								(4,707,450)	(115)	(115)
Withholding taxes on net share settlements of equity awards					(21)					(21)
Stock-based compensation (Note 15)					124					124
Other								(20,630)	—	—
Balance as of December 31, 2020	140,775,221	$—	12,799,999	$—	$1,253	$389	$(34)	(18,844,614)	$(722)	$886

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2020	2019	2018
Operating activities:
Net income (loss)	$(289)	$126	$113
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	125	126	116
Stock-based compensation expense (Note 15)	109	124	118
Deferred income tax expense (benefit) (Note 12)	(1)	6	(6)
Provision for expected credit losses (Note 2)	17	11	11
Impairment of goodwill (Note 8)	3	—	—
Loss on sale/disposal of business (Note 18)	6	—	—
Other, net	11	(3)	7
Changes in operating assets and liabilities, net of effects from acquisitions and other investments:
Accounts receivable and contract assets, prepaid expenses and other assets	92	23	(8)
Accounts payable, accrued expenses and other liabilities	(28)	(1)	22
Deferred merchant payables	(124)	(3)	14
Income tax receivables/payables, net	(81)	17	13
Deferred revenue	(34)	(2)	5
Net cash provided by (used in) operating activities	(194)	424	405
Investing activities:
Capital expenditures, including internal-use software and website development	(55)	(83)	(61)
Acquisitions and other investments, net of cash acquired (Note 3)	(4)	(110)	(24)
Purchases of marketable securities	—	(133)	(16)
Sales of marketable securities	—	80	59
Maturities of marketable securities	—	70	5
Other investing activities, net	3	—	(12)
Net cash provided by (used in) investing activities	(56)	(176)	(49)
Financing activities:
Repurchase of common stock (Note 16)	(115)	(60)	(100)
Payment of common stock cash dividends to stockholders (Note 16)	—	(488)	—
Proceeds from 2015 credit facility (Note 10)	700	—	5
Payments of financing costs for amendments to 2015 credit facility (Note 10)	(7)	—	—
Payments to 2015 credit facility (Note 10)	(700)	—	(235)
Proceeds from issuance of Senior Notes (Note 10)	500	—	—
Payments of financing costs for the issuance of Senior Notes (Note 10)	(10)	—	—
Proceeds from Chinese credit facilities (Note 10)	—	—	2
Payments to Chinese credit facilities (Note 10)	—	—	(10)
Proceeds from exercise of stock options	—	2	6
Payment of withholding taxes on net share settlements of equity awards	(21)	(29)	(26)
Payments of finance lease obligation (Note 7)	(6)	(5)	—
Net cash provided by (used in) financing activities	341	(580)	(358)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	(4)	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	99	(336)	(18)
Cash, cash equivalents and restricted cash at beginning of period	319	655	673
Cash, cash equivalents and restricted cash at end of period	$418	$319	$655
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$3	$47	$53
Cash paid during the period for interest	$13	$6	$8
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation capitalized with internal-use software and website development costs (Note 15)	$15	$19	$13
Equity method investment acquired for non-cash consideration (Note 5)	$—	$41	$—

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

As a result of these transactions, and as of December 31, 2020, LTRIP beneficially owned approximately 18.2 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 14.9% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 23.0% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 58.5% of our voting power.

Description of Business

Tripadvisor is a leading online travel company and our mission is to help people around the world plan, book and experience the perfect trip. We operate a global travel guidance platform that connects the world’s largest audience of prospective travelers with travel partners through rich content, price comparison tools, and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants.

Under our flagship brand, Tripadvisor, we launched www.Tripadvisor.com in the United States in 2000. Since then, we have launched localized versions of the Tripadvisor website in 48 markets and 28 languages worldwide. Tripadvisor features 884 million reviews and opinions on 7.9 million hotels and other accommodations, restaurants, experiences, airlines and cruises. In addition to the flagship Tripadvisor brand, we own and operate a portfolio of travel media brands and businesses, operating under various websites, including the following: www.bokun.io, www.cruisecritic.com, www.flipkey.com, www.thefork.com (including www.lafourchette.com, www.eltenedor.com, www.bookatable.co.uk, and www.delinski.com), www.helloreco.com, www.holidaylettings.co.uk, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.seatguru.com, www.singleplatform.com, www.vacationhomerentals.com, and www.viator.com.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic. We continue to be subject to risks and uncertainties as a result of the COVID-19 pandemic. COVID-19 has caused material and adverse declines in consumer demand within the travel, hospitality, restaurant, and leisure industry. The pandemic’s proliferation, concurrent with travel bans, varying levels of governmental restrictions and mandates globally to limit the spread of the virus, has dampened consumer demand for our products and services, and impacted consumer sentiment and discretionary spending patterns, all of which have adversely and materially impacted our results of operations, liquidity and financial condition during the year ended December 31, 2020. In addition, given the volatility in global markets and economies and the financial difficulties faced by many of our travel suppliers and restaurant customers, we have materially increased our provision for expected credit losses (also referred to as provision for bad debt or provision for uncollectible accounts) on our accounts receivables (see “Note 2: Significant Accounting Policies” and “Note 4: Revenue Recognition” for further information). Moreover, we may continue to incur, higher than normal cash outlays to refund consumers for cancellations of prepaid bookings (see “Note 4: Revenue Recognition” for further information). Any increase in our provision for expected credit losses and cash outlays to consumers would also have a corresponding adverse effect on our results of operations and related cash flows.

While we have seen varying degrees of containment of the virus in certain countries and some signs of travel recovery, the degree of containment and the recovery in travel has varied region-to-region globally, as well as state-to-state in the U.S., and there have been instances where cases of COVID-19 have started to increase again after a period of decline, as well as the identification of new variants of the virus. We do not have visibility into when remaining bans will be lifted, where additional bans may be initiated, or where bans that have been previously lifted will be reinstated due to resurgence of the virus, nor do we have forward-looking visibility into the short or long-term changes to consumer usage patterns on our platform or travel behavior patterns when travel bans and other government restrictions and mandates are fully lifted. Therefore, the ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations, liquidity and financial condition remains highly uncertain and difficult to predict, as the response to the pandemic continues to be ongoing and shifting, and the ultimate duration and severity of the pandemic remains uncertain and unpredictable. However, we continue to believe the travel, hospitality, restaurant, and leisure industry, and consequently our business, will continue to be adversely and materially affected while the pandemic continues to proliferate and travel bans and other government restrictions and mandates continue to remain in place or be reinstated, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic to varying degrees, and it is possible that it could result in a protracted local and/or global economic recession. Such economic disruption could also have a material adverse effect on our business as consumers reduce their discretionary spending. Policymakers around the globe have responded with fiscal policy actions to support certain areas of the travel industry and economy as a whole. The continued magnitude and ultimate overall effectiveness of these actions remain uncertain.

In response to the impact of COVID-19, we have taken several steps to further strengthen our financial position and balance sheet, and maintain financial liquidity and flexibility, including but not limited to, restructuring activities, primarily by significantly reducing our ongoing operating expenses and headcount, borrowing $700 million from our 2015 Credit Facility in the first quarter of 2020 (subsequently repaid during the third quarter of 2020), amendments to our 2015 Credit Facility, which includes short-term financial covenant relief and extension of the maturity date from May 12, 2022 to May 12, 2024, and raising additional financing through the issuance of $500 million in Senior Notes by the Company in July 2020, all of which are described in more detail in “Note 9: Accrued Expenses and Other Current Liabilities” and “Note 10: Debt”.

In March 2020, the U.S. government enacted the CARES Act, an emergency economic stimulus package in response to the COVID-19 pandemic, which includes numerous income tax provisions, some of which are effective retroactively. As a result of the CARES Act, we have recorded an income tax benefit of $23 million during the year ended December 31, 2020.  For further details of income tax benefits recorded by us under the CARES Act, refer to “Note 12: Income Taxes”.

In addition, certain other governments have passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid. Some of these governments have extended or are considering extending these programs. We have participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as other certain jurisdictions' programs. In addition, in certain countries, such as within the European Union, Singapore, Australia, and other jurisdictions, we are also participating in programs where government assistance is in the form of wage subsidies and reductions in wage-related employer taxes paid by us. During the year ended December 31, 2020, we recognized government grants and other assistance benefits of $12 million, of which $10 million in cash has been received as of December 31, 2020. These amounts are recorded as a reduction of personnel and overhead costs in the consolidated statements of operations. As of December 31, 2020, we have recorded a receivable of $2 million, included in prepaid expenses and other current assets on our consolidated balance sheet, for payments expected to be received in 2021, related to qualified payroll tax credits under the CARES Act.

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore our revenue and profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. However, due to the impact of COVID-19 on our business, we did not experience our typical seasonal pattern for revenue and profit during the year ended December 31, 2020. In addition, cash outflows to travel suppliers related to deferred merchant payables significantly exceeded cash received from travelers during the year ended December 31, 2020, primarily reflecting the decline in consumer demand for our products and an increase in reservation cancellations related to COVID-19. These factors contributed significantly to unfavorable working capital trends and material negative operating cash flow during the year ended December 31, 2020, most notably occurring during the first half of 2020 when we typically generate significant positive cash flow. It is difficult to forecast the seasonality for fiscal year 2021, given the uncertainty related to the ultimate extent and duration of the economic and consumer impact from COVID-19, the widespread availability and distribution of the vaccine, and the shape and timing of a recovery. In addition, significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate marketing commissions, social media costs, brand advertising (including television and other offline advertising), promotions and public relations. In addition, our sales and marketing expenses consist of indirect costs such as personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation, and bonuses for sales, sales support, customer support and marketing employees.

Advertising costs

We incur advertising costs, consisting of online advertising expense, primarily SEM and other online traffic costs, and offline advertising costs, including television, to promote our brands. We expense the costs associated with communicating the advertisements in the period in which the advertisement takes place. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. For the years ended December 31, 2020, 2019 and 2018, we recorded advertising expense of $118 million, $423 million, and $544 million, respectively, in selling and marketing expense on our consolidated statements of operations. We include prepaid advertising expenses in prepaid expenses and other current assets on our consolidated balance sheet, which were not material as of December 31, 2020 and 2019.

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

Stock-Based Compensation

Stock Options. Our employee stock options generally consist of service based awards. The exercise price is equal to the market price of the underlying shares of our common stock at the date of grant. In this regard, when granting stock option awards, our practice is to determine the applicable grant date and to specify that the exercise price shall be the closing price of our common stock on the date of grant. Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

The estimated grant-date fair value of stock options is calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates assumptions to fair value stock-based awards, which includes the risk-free rate of return, expected volatility, expected term, and expected dividend yield. Our risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. Our expected volatility is calculated by equally weighting the historical volatility and implied volatility on our own common stock. Historical volatility is determined using actual daily price observations of our common stock price over a period equivalent to or approximate to the expected term of our stock option grants to date. Implied volatility represents the volatility calculated from the observed prices of our actively traded options on our common stock.  When measuring implied volatility for a specific employee stock option grant we use traded contracts with six month maturities or more and exercise prices approximately equal to the exercise price of the specific option grant. We estimate our expected term using historical exercise behavior and expected post-vest termination data. Our expected dividend yield is zero as we have not historically paid regular cash dividends on our common stock and do not expect to pay regular cash dividends for the foreseeable future.

Restricted Stock Units. Restricted stock units (“RSUs”) are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests. RSUs are measured at fair value based on the quoted price of our common stock at the date of grant. We amortize the fair value of RSUs as stock-based compensation expense over the vesting term, which is typically over a four-year requisite service period on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

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

Market-Based Awards. We issue market-based performance RSUs, or MSUs, which vest upon achievement of specified levels of market conditions. The fair value of our MSUs is estimated at the date of grant using a Monte-Carlo simulation model. The probabilities of the actual number of market-based performance units expected to vest and resultant actual number of shares of common stock expected to be awarded are reflected in the grant date fair values; therefore, the compensation expense for these awards will be recognized assuming the requisite service period is rendered and are not adjusted based on the actual number of awards that ultimately vest.

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

Cash, Cash Equivalents and Marketable Securities

Our cash consists of cash deposits held in global financial institutions. Our cash equivalents consist of highly liquid investments, generally including money market funds, term deposits, and marketable securities, with maturities of 90 days or less at the date of purchase.

For all periods presented, our restricted cash, which primarily consists of escrowed security deposits, was not material and is included in other long-term assets on our consolidated balance sheet.

We classify our marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date and as to whether and when we intend to sell a particular security prior to its maturity date. Marketable securities with maturities greater than 90 days at the date of purchase and 12 months or less remaining at the balance sheet date will be classified as short-term and marketable securities with maturities greater than 12 months from the balance sheet date will generally be classified as long-term. We classify our marketable equity securities, limited by policy to money market funds and mutual funds, as either a cash equivalent, short-term or long-term based on the nature of each security and its availability for use in current operations.

Our marketable securities are classified and accounted for as available-for-sale, and therefore are carried at fair value, with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Fair values are determined for each individual security in the investment portfolio. We determine the appropriate classification of our marketable securities at the time of purchase and reevaluate the designations at each balance sheet date. We invest in highly-rated securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and providing liquidity of investments sufficient to meet our operating and capital spending requirements and debt repayments. Realized gains and losses on the sale of marketable securities are determined by specific identification of each security’s cost basis. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration, liquidity, and duration management. The weighted average maturity of our total invested cash shall not exceed 18 months, and no security shall have a final maturity date greater than three years, according to our investment policy.

We continually review our available for sale securities to determine whether their fair value is below their carrying value. If the fair value of an available for sale security is below their carrying value, and either we intend to sell the security or we will be required to sell before recovery, then the difference between fair value and carrying value is recognized as a loss in other income (expense), net on our consolidated statements of operations. If we do not intend to sell and we will not be required to sell before recovery, then we analyze whether a portion of the unrealized loss is the result of a credit loss. When a portion of the unrealized loss is the result of a credit loss, we recognize an allowance for credit losses on our consolidated balance sheet and a corresponding loss in other income (expense), net on our consolidated statements of operations. Any portion of the unrealized loss on the available for sale securities that is not attributable to a credit loss would be recognized as an unrealized loss in accumulated other comprehensive income (loss) within our consolidated statements of changes in stockholders’ equity.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recognized when the right to consideration becomes unconditional and are recorded net of an allowance for credit losses. We record accounts receivable at the invoiced amount. Our customer invoices are generally due 30 days from the time of invoicing. Collateral is not required for accounts receivable. The Company historically recorded an allowance for doubtful accounts using the incurred loss model. Upon adoption of ASC 326 – Financial Instruments – Credit Losses (“ASC 326”), the Company transitioned to the “expected credit loss” methodology in estimating its allowance for credit losses, which the Company adopted on January 1, 2020. Refer to the Recently Adopted Accounting Pronouncements section below, for a detailed accounting discussion on the impact of this new guidance to our accounts receivable and allowance for credit losses, and our accounting policy.

The following table presents the changes in our allowance for credit losses for the periods presented:

	December 31,
	2020	2019	2018
	(in millions)
Allowance for doubtful accounts:
Balance, beginning of period	$25	$21	$16
Provision charged to expense	17	11	11
Write-offs, net of recoveries and other adjustments	(9)	(7)	(6)
Balance, end of period	$33	$25	$21

Property and Equipment

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

Leases

We lease office space in a number of countries around the world, generally under non-cancelable operating lease agreements. Our Headquarters Lease is our most significant office space lease and is accounted for as a finance lease under GAAP. The Company has also entered into data center and certain equipment leases, such as network equipment and other leases, which are not material to our consolidated financial statements. Refer to “Note 7: Leases” for a discussion of our lease accounting policy and other financial disclosures.

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

Non-marketable equity investments that are not accounted for under the equity method and that do not have a readily determinable fair value are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments are determined primarily based on a market approach as of the transaction date. We classify our non-marketable equity investments as long-term assets on our consolidated balance sheet as those investments do not have stated contractual maturity dates.

On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired. Qualitative factors considered include industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, we prepare a quantitative assessment of the fair value of our equity investments, which may include using both the market and income approaches which require judgment and the use of estimates, including discount rates, investee revenues and costs, and available comparable market data of private and public companies, among others. When our assessment indicates that an impairment exists, we measure our non-marketable equity investments at fair value.

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

Impairment of Long-Lived Assets

We periodically review the carrying amount of our definite-lived intangible assets and other long-term assets, including property and equipment and website and internal use software, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset of the group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows, using an appropriate discount rate. Any impairment would be measured by the amount that the carrying values, of such asset groups, exceed their fair value and would be included in operating income on the consolidated statement of operations. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. We have not identified any circumstances that would warrant an impairment charge for any recorded definite-lived intangibles or other long term assets on our consolidated balance sheet at December 31, 2020 or 2019.

Deferred Merchant Payables

In our Experiences and Rentals free-to-list offerings, we generally receive cash from travelers at the time of booking and we record these amounts, net of our commissions, on our consolidated balance sheets as deferred merchant payables. We pay the suppliers, generally the third-party experience providers and vacation rental owners, after the travelers’ use. Therefore, we receive cash from the traveler prior to paying the supplier and this operating cycle represents a working capital source or use of cash to us. Our deferred merchant payables balance was $36 million and $159 million at December 31, 2020 and 2019, respectively, on our consolidated balance sheets. Refer to

“Note 1: Organization and Business Description” and “Note 4: Revenue Recognition” for further discussion of the impact COVID-19 had on our deferred merchant payables balance in our consolidated financial statements.

Derivative Financial Instruments

We account for derivative instruments that do not qualify for hedge accounting as either assets or liabilities and carry them at fair value, with any subsequent adjustments to fair value recorded in other income (expense), net on our consolidated statements of operations. Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in foreign currency exchange rates reported in other income (expense), net on our consolidated statements of operations. In certain circumstances, we enter into forward contracts to reduce, to the extent practical, our potential exposure to the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not expected to be significant due to the short-term nature of the contracts, which to date, have typically had maturities at inception of 90 days or less. The net cash received or paid related to our derivative instruments are classified in other investing activities in our consolidated statements of cash flows. Counterparties to forward contracts consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We did not enter into any cash flow, fair value or net investment hedges as of December 31, 2020 or 2019. Refer to “Note 5: Financial Instruments and Fair Value Measurements” for additional information on derivatives.

Foreign Currency Translation and Transaction Gains and Losses

Our consolidated financial statements are reported in U.S. dollars. Certain of our subsidiaries outside of the U.S. use the related local currency as their functional currency and not the U.S. dollar. Therefore assets and liabilities of our foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable reporting period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity on our consolidated balance sheet.

We also have subsidiaries that have transactions in currencies other than their functional currency. Transactions denominated in currencies other than the functional currency are recorded based on foreign currency exchange rates at the time such transactions arise. Subsequent changes in foreign currency exchange rates result in transaction gains and losses which are reflected in our consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. Accordingly, we have recorded a net foreign currency exchange gain of $5 million for the year ended December 31, 2020, and net losses of $2 million and $9 million for the years ended December 31, 2019 and 2018, respectively, in other income (expense), net on our consolidated statement of operations. These amounts also include transaction gains and losses, both realized and unrealized from forward contracts.

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

Debt Issuance Costs

We defer costs we incur to issue debt, which are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, and amortize these costs using the effective interest rate method to interest expense over the term of the debt. We also defer costs we incur to enter into or amend a revolving credit facility, which are presented in the balance sheet as a long-term asset, and amortize these costs using the effective interest rate method to interest expense over the term of the credit facility.

Certain Risks and Concentrations

In addition to the impact of COVID-19, which is discussed in “Note 1: Organization and Business Description”, our business is subject to certain risks and concentrations, including a concentration related to dependence on our relationships with our customers. For the years ended December 31, 2020, 2019 and 2018 our two most significant travel partners, Expedia (and its subsidiaries) and Booking (and its subsidiaries), each accounted for 10% or more of our consolidated revenue and combined accounted for 25%, 33% and 37%, respectively, of our consolidated revenue, with nearly all of this revenue concentrated in our Hotels, Media & Platform segment. Refer to “Note 4: Revenue Recognition” and “Note 20: Segment and Geographic Information” for information regarding other concentrations related to geographic and product revenues.

Financial instruments, which potentially subject us to concentration of credit risk at any point in time, generally consist, at any point in time, primarily of cash and cash equivalents, corporate debt securities, forward contracts, and accounts receivable. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of bank account balances with financial institutions primarily denominated in U.S. dollars, Euros, British pounds, and Australian dollars. We invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Forward contracts are transacted with major international financial institutions with high credit standings, which to date, have typically had maturities of less than 90 days. Our overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

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

Earnings Per Share (“EPS”)

Refer to “Note 17: Earnings Per Share” for a discussion as to how we compute Basic EPS and Diluted EPS.

Recently Adopted Accounting Pronouncements

Credit Losses

In June 2016, the FASB issued new accounting guidance which replaced the incurred loss impairment model with an expected loss methodology on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, notes receivable, and available for sale securities. For financial assets measured at amortized cost, this new guidance requires an entity to: (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected; (2) recognize this allowance and changes in the allowance during subsequent periods through net income; and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available for sale securities, this new guidance made several targeted amendments to the existing other-than-temporary impairment model, including: (1) requiring disclosure of the allowance for credit losses; (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities, or the maturity of the securities; (3) limiting impairment to the difference between the amortized cost basis and fair value; and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. In addition, ASC 326 made changes to the accounting for available for sale securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 on January 1, 2020, using a modified retrospective transition method for all financial assets measured at amortized cost, which requires a cumulative-effect adjustment of initial application, if any, to be recognized on the date of adoption. The cumulative-effect adjustment recorded by the Company on January 1, 2020 to retained earnings on its consolidated balance sheet was $3 million. Financial results for reporting periods beginning after January 1, 2020 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous GAAP. Credit loss estimates on accounts receivable are recorded in general and administrative expenses on our consolidated statement of operations. Credit loss estimates on available for sale securities are recorded in interest expense on our consolidated statement of operations. The Company has updated its significant accounting policies as described below as of January 1, 2020.

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

Available for sale securities. The Company's investment portfolio at any point in time may contain investments, including, in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, term deposits, and money market funds. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the expected credit loss risk by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of December 31, 2020 and 2019, the Company had no available for sale securities.

As of December 31, 2020, there are no other newly issued accounting standards expected to have a material impact on the Company’s financial statements or disclosures.

NOTE 3: ACQUISITIONS AND OTHER INVESTMENTS

We had no material acquisitions during the year ended December 31, 2020. During the years ended December 31, 2019 and 2018, we acquired companies which were accounted for as purchases of businesses under the acquisition method, or GAAP. The fair value of purchase consideration has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values on the acquisition date, with the remaining amount recorded to goodwill. Acquired goodwill represents the premium we paid over the fair value of the net tangible and intangible assets acquired. We paid a premium in each of these transactions for a number of reasons, including expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces. The results of each of these acquired businesses have been included in the consolidated financial statements beginning on the respective acquisition dates. Pro-forma results of operations for these acquisitions have not been presented as the financial impact to our consolidated financial statements, both individually and in aggregate, would not be materially different from historical results. Acquisition-related costs were expensed as incurred. For both the years ended December 31, 2020 and 2018, these costs were not material, and for the year ended December 31, 2019, these costs were $2 million and are included in general and administrative expenses on our consolidated statements of operations.

2019 Acquisition of Businesses and Other Investments

During the year ended December 31, 2019, we completed three acquisitions with a total purchase price consideration of $109 million for 100% ownership of the following: (1) SinglePlatform, a leading online content management and syndication platform company based in the U.S. acquired in December 2019, (2) BookaTable, an online restaurant reservation and booking platform company based in the U.K. acquired in December 2019; and (3) Restorando, an online restaurant reservation and booking platform company based in Argentina acquired in February 2019. We paid cash consideration of $107 million, net of $2 million of cash acquired.

The aggregate purchase price consideration was allocated to the fair value of assets acquired and liabilities assumed. The following summarizes the final purchase price allocation, in millions:

Total
Goodwill (1)	$88
Intangible assets (2)	26
Net tangible assets (liabilities) (3)	(5)
Total purchase price consideration (4)	$109

(1)	Goodwill of $53 million is not deductible for tax purposes.
(2)

Identifiable definite-lived intangible assets acquired were comprised of trade names of $2 million with a weighted average life of 2 years, customer lists and supplier relationships of $10 million with a weighted average life of 8 years, subscriber relationships of $6 million with a weighted average life of approximately 3 years, and technology and other of $8 million with a weighted average life of approximately 6 years. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of these businesses was 6 years, and will be amortized on a straight-line basis over their estimated useful lives from acquisition date.

(3)

Primarily includes cash acquired of $2 million, accounts receivable of $3 million, prepaid expenses and other current assets of $2 million and liabilities assumed of $10 million, including accounts payable, accrued expenses and other current liabilities, and deferred revenue, which reflect their respective fair values at acquisition.

(4)	Subject to adjustment based on indemnification obligations for general representations and warranties of certain acquired company stockholders.

During the year ended December 31, 2019, we also invested $2 million in the equity securities of a privately-held company. Refer to “Note 5: Financial Instruments and Fair Value Measurements” for further disclosure on our non-marketable investments.

2018 Acquisition of Business

During the year ended December 31, 2018, we completed one acquisition for a purchase price and net cash consideration of $23 million.

The purchase price consideration was allocated to the fair value of assets acquired and liabilities assumed. The following summarizes the final purchase price allocation, in millions:
Total
Goodwill (1)	$11
Intangible assets (2)	14
Deferred tax liabilities, net	(2)
Total purchase price consideration (3)	$23

(1)	Goodwill is not deductible for tax purposes.
(2)

Identifiable definite-lived intangible assets acquired were comprised of supplier relationships of $6 million with a weighted average life of 10 years and technology and other of $8 million with a weighted average life of approximately 6 years. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of this business was 8 years, and will be amortized on a straight-line basis over the estimated useful lives from acquisition date.

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

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the years ended December 31, 2020, 2019 and 2018 related to performance obligations satisfied in prior periods, respectively. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. Although the substantial majority of our contract costs have an amortization period of less than one year, we have determined contract costs arising from certain sales incentives have an amortization period in excess of one year given the high likelihood of contract renewal. Sales incentives are not paid upon renewal of these contracts and therefore are not commensurate with the initial sales incentive costs. As of both December 31, 2020 and 2019, there were $4 million of unamortized contract costs in other long-term assets on our consolidated balance sheet. We amortize these contract costs on a straight-line basis over the estimated customer life, which is based on historical customer retention rates. Amortization expense recorded to selling and marketing during both the years ended December 31, 2020 and 2019, were $1 million, and not material for the year ended December 31, 2018. We assess such assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable.

The recognition of revenue may require the application of judgment related to the determination of the performance obligations, the timing of when the performance obligations are satisfied and other areas. The determination of our performance obligations does not require significant judgment given that we generally do not provide multiple services to a customer in a transaction, and the point in which control is transferred to the customer is readily determinable. In instances where we recognize revenue over time, we generally have either a subscription service that is recognized over time on a straight-line basis using the time-elapsed output method, or based on other output measures that provide a faithful depiction of the transfer of our services. When an estimate for cancellations is included in the transaction price, we base our estimate on historical cancellation rates and current trends. There have been no significant adjustments to our cancellation estimates and cancellation estimates are not significant. Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue–producing transaction, that are collected by us from a customer, are reported on a net basis, or in other words excluded from revenue on our consolidated financial statements. The application of our revenue recognition policies and a description of our principal activities, organized by segment, from which we generate our revenue, are presented below.

Hotels, Media & Platform Segment

Tripadvisor-branded Hotels Revenue. Our largest source of Hotels, Media & Platform segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly OTAs and hotels. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, also known as hotel auction revenue, where our travel partner CPC bids for rates and availability to be listed on our site are submitted.  When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on the link to that travel partner’s websites. Bids can be submitted periodically – as often as daily – on a property-by-property basis. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

In addition, we offer subscription-based advertising to hotels, owners of B&Bs and other specialty lodging properties. Our performance obligation is generally to enable subscribers to advertise their businesses on our website, as well as to manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period.  Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

We also generate revenue from our cost-per-action, or “CPA” model, which consists of contextually-relevant booking links to our travel partners’ websites which are advertised on our platform. We earn a commission from our travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers and we act as an agent under ASC 606 – Revenue from Contracts with Customers (“ASC 606”). Our performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as we have no post-booking service obligations. We recognize this revenue net of an estimate of the impact of cancellations, which are not significant, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay. To a lesser extent, we offer travel partners the opportunity to advertise and promote their business through hotel sponsored placements on our websites. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that our travel partners pay are generally based on bids submitted as part of an auction by our travel partners. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on a link to our travel partner’s websites. Bids can be submitted periodically – as often as daily – on a property-by-property basis. We record this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as our performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

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

Experiences & Dining Segment

We provide information and services that allow consumers to research and book tours, activities and experiences in popular travel destinations both through Viator, our dedicated Experiences offering, and on our Tripadvisor website and mobile apps. We also power travel tours, activities and experiences booking capabilities to consumers on affiliate partner websites, including some of the world’s top airlines, hotel chains, and online and offline travel agencies. We work with local tour or travel activities/experiences operators (“the supplier”) to provide consumers the ability to book tours, activities and experiences (“the activity”) in popular destinations worldwide. We generate commissions for each booking transaction we facilitate through our online reservation system. We provide post-booking service to the customer until the time of the activity, which is the completion of the performance obligation. Revenue is recognized at the time that the activity occurs. We generally do not control the activity before the supplier provides it to our customer and therefore act as agent for nearly all of these transactions under ASC 606. We generally collect payment from the customer at the time of booking that includes both our commission revenue and the amount due to the supplier. Our commission revenue is recorded as deferred revenue until the activity occurs and revenue is recognized, and the amount due to the supplier is recorded as deferred merchant payables on our consolidated balance sheet until completion of the activity and payment is made to the supplier. To a lesser extent, we earn commissions from affiliate partners, which are third-party merchant partners who display and promote on their websites the supplier activities available on our platform to generate bookings.  In these transactions, where we are not the merchant of record, we generally invoice and receive commissions directly from the third-party merchant partners. Our performance obligation is to allow the third-party merchant partners to display and promote on their website suppliers who utilize our platform and we earn a commission when consumers book and complete an activity. We do not control the service and act as an agent for these transactions under ASC 606. Our performance obligation is complete and revenue is recognized at the time of the booking, as we have no post-booking obligations. We recognize this revenue net of an estimate of the impact of cancellations, which is not material, using historical cancellation rates and current trends. Contract assets are recognized for commissions that are billable contingent upon completion of the activity.

We also provide information and services for consumers to research and book restaurant reservations in popular travel destinations through our dedicated online restaurant reservations offering, TheFork, and on our Tripadvisor-branded websites and mobile apps. We primarily generate transaction fees (or per seated diner fees) that are paid by our restaurant customers for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by our restaurant customers. We invoice restaurants monthly for transaction fees. To a lesser extent, we also generate subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services, marketing analytic tools, and menu syndication services provided by TheFork and Tripadvisor. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription fees are generally billable in advance of service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied. In addition, we also offer restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on our website. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of consumers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for media advertising placements that our restaurant partners pay are based on a pre-determined contractual rate. We record this click-based advertising revenue as the click occurs and diner leads are sent to the restaurant partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our restaurant partners on a monthly basis consistent with the timing of the service.

Other

We provide information and services that allow travelers to research and book vacation and short-term rental properties, including full homes, condominiums, villas, beach properties, cabins and cottages. Our Rentals offering generates revenue primarily by offering individual property owners and managers the ability to list their properties on our websites and mobile apps thereby connecting with travelers through a free-to-list, commission-based option or, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, and on our Tripadvisor-branded websites and mobile apps. We earn commissions associated with rental transactions through our free-to-list model from both the traveler, and the property owner or manager. We provide post-booking service to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. We act as an agent, under ASC 606, in the transactions as we do not control any properties before the property owner provides the accommodation to the traveler and do not have inventory risk. We generally collect payment from the traveler at the time of booking, representing the amount due to the property owner or manager, as well as our commission. That portion of the payment representing our commission is recorded as deferred revenue until revenue is recognized, and that portion of the payment representing the amount due to the property owner is recorded as deferred merchant payables until payment is made to the property owner after the completion of the rental. Payments for term-based subscription fees related to online advertising services for the listing of rental properties are generally due in advance. As the performance obligation is the listing service provided to the property owner or manager over the subscription period, revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. We recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

In addition, Other also includes revenue generated from flights, cruises, and car offerings on Tripadvisor-branded websites and its portfolio of travel media brands, which primarily includes click-based advertising and display-based advertising revenue. The performance obligations, timing of customer payments for these brands, and methods of revenue recognition are generally consistent with click-based advertising and display-based advertising revenue, as described above.

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

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 20: Segment and Geographic Information”, our business consists of two reportable segments – (1) Hotels, Media & Platform; and (2) Experiences & Dining. Other consists of a combination of business units, and does not constitute a reportable segment.

A reconciliation of disaggregated revenue to segment revenue is also included below.

	Year ended December 31,
	2020	2019	2018
Major products/revenue sources (1):	(in millions)
Hotels, Media & Platform
Tripadvisor-branded hotels	$292	$779	$848
Tripadvisor-branded display and platform	69	160	153
Total Hotels, Media & Platform	361	939	1,001

Experiences & Dining	186	456	372
Other	57	165	242
Total Revenue	$604	$1,560	$1,615

(1)	Our revenue is recognized primarily at a point in time for all reported segments.

Contract Balances

The following table provides information about the opening and closing balances of accounts receivables and contract assets from contracts with customers (in millions):

	December 31, 2020	December 31, 2019
Accounts receivable	$70	$176
Contract assets	13	7
Total	$83	$183

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

During the year ended December 31, 2020, we recorded approximately $6 million of incremental allowance for expected credit losses on accounts receivable and contract assets, when compared to the same period in 2019, primarily due to the impact of COVID-19. Actual future bad debt could differ materially from this estimate resulting from changes in our assumptions of the duration and ultimate severity of the impact of the COVID-19 pandemic.

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheets. As of January 1, 2020 and 2019, we had $62 million and $63 million, respectively, recorded as deferred revenue on our consolidated balance sheets, of which $51 million and $61 million, respectively, was recognized in revenue and $11 million and $2 million was refunded due to cancellations by travelers during the years ended December 31, 2020 and 2019, respectively. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

There were no significant changes in contract assets or deferred revenue during the years ended December 31, 2020 and 2019 related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic continues, we may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations and tour bookings, which have been reserved by travelers and recorded as deferred revenue on our consolidated balance sheet as of December 31, 2020.

NOTE 5: FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

We had no material financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019.

Cash, Cash Equivalents and Marketable Securities

As of December 31, 2020 and 2019, we had $418 million and $319 million of cash and cash equivalents, which consisted of bank deposits, and were available on demand. We had no outstanding investments classified as either short-term or long-term marketable securities, as of December 31, 2020 and 2019, respectively, and no material realized gains or losses related to the sales of any marketable securities during and for the years ended December 31, 2020, 2019 and 2018.

We generally classify any existing cash equivalents and marketable securities within Level 1 and Level 2 as we value these financial instruments using quoted market prices (Level 1) or alternative pricing sources (Level 2). The valuation technique we use to measure the fair value of money market funds is derived from quoted prices in active markets for identical assets or liabilities. Fair values for Level 2 investments are considered “Level 2” valuations because they are obtained from independent pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Our procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from our independent pricing services against fair values obtained from another independent source.

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows primarily for the Euro versus the U.S. Dollar. For the periods ended December 31, 2020, 2019 and 2018, respectively, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts were carried at fair value on our consolidated balance sheets at December 31, 2020 and 2019. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our forward contracts in other income (expense), net on our consolidated statement of operations.  We recorded a net gain of $1 million for both the years ended December 31, 2020 and 2019, respectively, and a net loss of $3 million for the year ended December 31, 2018, related to our forward contracts.

The following table shows the net notional principal amounts of our outstanding derivative instruments for the periods presented:

	December 31, 2020	December 31, 2019
	(in millions)
Foreign currency exchange-forward contracts (1)(2)	$3	$10

(1)

Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.

(2)

The fair value of our outstanding derivatives as of December 31, 2020 and 2019, respectively, was not material. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the balance sheet.

Other Financial Assets and Liabilities

As of December 31, 2020 and 2019, financial instruments not measured at fair value on a recurring basis including accounts payable, accrued expenses and other current liabilities, and deferred merchant bookings, were carried at cost on our consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable and contract assets, on our consolidated balance sheets, as well as certain other financial assets, were measured at amortized cost and are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected.

As of December 31, 2020, we estimated the fair value of our outstanding Senior Notes to be approximately $542 million and was considered a Level 2 fair value measurement. The estimated fair value of the Senior Notes was based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source. The carrying value of the Senior Notes was $491 million, net of $9 million in unamortized debt issuance costs, and classified as long-term debt on our consolidated balance sheet as of December 31, 2020. Refer to “Note 10: Debt” for additional information on our Senior Notes.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs at both December 31, 2020 and December 31, 2019.

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

In November 2019, the Company and Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited, entered into an agreement to combine certain assets in China through the creation of a new entity, Chelsea Investment Holding Company PTE, Ltd. Tripadvisor contributed a portion of its business in China, including a long-term exclusive brand and content license and other assets, in return for a 40% equity investment in Chelsea Investment Holding Company PTE Ltd. This investment resulted in the Company recording an initial equity method investment of $41 million and a $39 million deferred income liability attributable to the brand and content license in the fourth quarter of 2019. The Company expects to earn the deferred income ratably over a 15-year period, congruent with the initial term of the brand and content license, and recorded in other income (expense), net on the consolidated statement of operations.

The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of this minority investment was $38 million and $41 million as of December 31, 2020 and 2019, respectively, and is included in non-marketable investments on our consolidated balance sheets. During the years ended December 31, 2020 and 2019, we recognized $3 million and $1 million, respectively, representing our share of the investee’s net loss in other income (expenses), net within the consolidated statements of operations. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. Due to the COVID-19 pandemic, we performed a qualitative assessment to evaluate whether this equity investment is impaired as of December 31, 2020. During the years ended December 31, 2020 and 2019, respectively, we did not record any impairment loss on this equity investment. The deferred income liability is presented in accrued expenses and other current liabilities and other long-term liabilities on our consolidated balance sheet of $3 million and $33 million, respectively as of December 31, 2020.

During the year ended December 31, 2020, the Company entered into various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements with the equity method investee are considered related-party transactions, and were not material for the year ended December 31, 2020.

Other Equity Investments

We also hold minority investments in equity securities of other privately-held companies, which are typically at an early stage of development and do not have a readily determinable fair value. As of December 31, 2020 and 2019, the total carrying value of these investments was $2 million and $14 million, respectively, and included in non-marketable investments on our consolidated balance sheet. In June 2020, the Company redeemed an existing equity investment in one of these privately-held companies with a carrying value of $10 million in return for a collateralized note receivable for the same amount. Refer to section entitled “Other Long-Term Assets” below for additional information.

Our policy is to measure these equity investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators, if any, to evaluate whether these investments are impaired and also monitor for any observable price changes. During the years ended December 31, 2020, 2019, and 2018, we did not record any impairment loss on these equity investments or note any observable price change indicators.

Other Long-Term Assets

In June 2020, the Company was issued collateralized notes (the “Notes Receivable”) with a total principal amount of $20 million from a privately-held company, in exchange for an existing equity investment held in the investee by the Company, and other-long term receivables, net, which the Company held due from the same investee. Refer to the section entitled “Other Equity Investments” above for further information. The Company has classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due in 5 years and remaining 50% due in 10 years from issuance date. The Company recorded a $3 million allowance for credit loss under ASC 326 during the year ended December 31, 2020, respectively, in other income (expense), net on the consolidated statement of operations, related to the Notes Receivable. As of December 31, 2020, the carrying value of the Notes Receivable was $14 million, net of accumulated allowance for credit losses, and is classified in other long-term assets on our consolidated balance sheet at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

Other non-financial assets, such as property and equipment, goodwill, intangible assets, and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements are based predominately on Level 3 inputs. Refer to “Note 6: Property and Equipment, Net”, “Note 7: Leases” and “Note 8: Goodwill and Intangibles, Net” for additional information regarding those assets.

NOTE 6: PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following for the periods presented:

	December 31, 2020	December 31, 2019
	(in millions)
Capitalized software and website development	$371	$335
Finance lease right-of-use asset	114	114
Leasehold improvements	49	49
Computer equipment and purchased software	71	70
Furniture, office equipment and other	21	21
	626	589
Less: accumulated depreciation	(386)	(319)
Total	$240	$270

As of December 31, 2020 and December 31, 2019, the carrying value of our capitalized software and website development costs, net of accumulated amortization, was $108 million and $115 million, respectively. For the years ended December 31, 2020, 2019 and 2018, we capitalized $63 million, $79 million and $63 million, respectively, related to software and website development costs. For the years ended December 31, 2020, 2019 and 2018, we recorded amortization of capitalized software and website development costs of $67 million, $63 million and $59 million, respectively, which is included in depreciation expense on our consolidated statements of operations for those years. During the year ended December 31, 2020, we retired and disposed of capitalized software and website development with a total cost of $31 million, which were no longer in use and fully depreciated.

NOTE 7: LEASES

We determine whether a contract is or contains a lease at inception of a contract. We define a lease as a contract, or part of a contract, that conveys the right to control the use of identified property or equipment (an identified asset) for a period of time in exchange for consideration. Control over the use of the identified asset means that we have both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

Our lease contracts contain both lease and non-lease components. We account separately for the lease and non-lease components of our office space leases and certain other leases, such as data center leases. We allocate the consideration in the contract to the lease and non-lease components based on each component’s relative standalone price. We determine standalone prices for the lease components based on the prices for which other lessors lease similar assets on a standalone basis. We determine standalone prices for the non-lease component based on the prices that third-party suppliers charge for services for similar assets on a standalone basis. If observable standalone prices are not readily available, we estimate the standalone prices based on other available observable information. However, for certain categories of equipment leases, such as network equipment and others, we account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases that have similar characteristics, we apply a portfolio approach to effectively account for operating lease right-of-use ROU assets and operating lease liabilities.

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

We establish assets and liabilities for the estimated construction costs incurred under lease arrangements where we are considered the owner for accounting purposes only, or build-to-suit leases, to the extent we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, we assess whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance under GAAP. If we continue to be the deemed owner, for accounting purposes, the facilities are accounted for as finance obligations.

Operating Leases

Our office space leases, exclusive of our Headquarters Lease, are operating leases, which we lease an aggregate of approximately 485,000 square feet of office space at approximately 35 other locations across North America, Europe, Asia Pacific and South America, in cities such as New York, London, Sydney, Barcelona, Buenos Aires and Paris, primarily for our sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in June 2027.

Operating lease ROU assets and liabilities are recognized at lease commencement date, or the date the lessor makes the leased asset available for use, based on the present value of lease payments over the lease term using the Company’s estimated incremental borrowing rate. ROU assets related to operating leases comprise the initial lease liability, and are then adjusted for any prepaid or deferred rent payments, unamortized initial direct costs, and lease incentives received. Amortization expense for operating lease ROU assets and interest accretion on operating lease liabilities are recognized as a single operating lease cost in our consolidated statement of operations, which results effectively in recognition of rent expense on a straight-line basis over the lease period. The carrying amount of operating lease liabilities are (1) accreted to reflect interest using the incremental borrowing rate if the rate implicit in the lease is not readily determinable; and (2) reduced to reflect lease payments made during the period. We present the combination of both the amortization of operating lease ROU assets and the change in the operating lease liabilities in the same line item in the adjustments to reconcile net income to net cash provided by operating activities in our consolidated statement of cash flows. Lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. Certain of our operating leases include options to extend the lease terms for up to 6 years and/or terminate the leases within 1 year, which we include in our lease term if we are reasonably certain to exercise these options. Payments under our operating leases are primarily fixed, however, certain of our operating lease agreements include rental payments which are adjusted periodically for inflation. We recognize these costs as variable lease costs on our consolidated statement of operations, which were not material during the years ended December 31, 2020, 2019 and 2018. In addition, our short-term lease costs were not material in any period.

We also establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition for asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs and are included in other long-term liabilities on our consolidated balance sheet. Our asset retirement obligations were not material as of December 31, 2020 and December 31, 2019, respectively.

Finance Lease

Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date or the date the lessor makes the leased asset available for use. Finance lease ROU assets are generally amortized on a straight-line basis over the lease term, and the carrying amount of finance lease liabilities are (1) accreted to reflect interest using the incremental borrowing rate if the rate implicit in the lease is not readily determinable, and (2) reduced to reflect lease payments made during the period. Amortization expense for finance lease ROU assets and interest accretion on finance lease liabilities are recorded to depreciation and interest expense, respectively, in our consolidated statement of operations.

In June 2013, we entered into our Headquarters Lease of an approximately 280,000 square foot rental building in Needham, Massachusetts, for an initial term of 15 years and 7 months or through December 2030. The Company also has an option to extend the term of the Headquarters Lease for two consecutive terms of five years each. Our Headquarters Lease was accounted for as a finance lease upon the adoption of ASC 842 on January 1, 2019.

Operating and finance lease assets and liabilities are included on our consolidated balance sheet as follows for the period presented:

		December 31,	December 31,
	Consolidated Balance Sheet Location	2020	2019
		(in millions)
Noncurrent Lease Assets:
Finance lease	Property and equipment, net	$95	$105
Operating lease	Operating lease right-of-use-assets	54	74
	Total noncurrent lease assets	$149	$179

Current Lease Liabilities:
Finance lease	Accrued expenses and other current liabilities	$5	$5
Operating lease	Accrued expenses and other current liabilities	21	20
	Total current lease liabilities	26	25

Noncurrent Lease Liabilities:
Finance lease	Finance lease obligation, net of current portion	71	78
Operating lease	Operating lease liabilities, net of current portion	46	64
	Total noncurrent lease liabilities	117	142

	Total lease liabilities	$143	$167

As of December 31, 2020, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations for us.

The components of lease expense were as follows for the periods presented:

	Year ended December 31,
	2020	2019
	(in millions)
Operating lease cost (1)	$28	$24
Finance lease cost:
Amortization of right-of-use assets (2)	$10	$9
Interest on lease liabilities (3)	4	4
Total finance lease cost	$14	$13
Sublease income on operating leases (1)	(3)	(3)
Total lease cost, net	$39	$34
(1)	Operating lease costs, net of sublease income, are included within operating expenses in our consolidated statements of operations.
(2)	Amount is included in depreciation expense in our consolidated statements of operations.
(3)	Amount is included in interest expense in our consolidated statements of operations.

Additional information related to our leases is as follows for the periods presented:

	Year ended December 31,
	2020	2019
Supplemental Cash Flows Information:	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$26	$26
Operating cash outflows from finance lease	4	4
Financing cash outflows from finance lease	6	5

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases (1)	$4	$106
Finance lease (2)	—	88
(1)

Amount related to 2019 includes operating leases, recognized upon adoption of ASC 842 on January 1, 2019 of $88 million, and those that commenced during the year ended December 31, 2019 of $18 million.

(2)

Amount related to 2019 represents the finance lease obligation arising from obtaining the ROU asset related to our Headquarters Lease, which was recognized upon the adoption of ASC 842 on January 1, 2019.

	Year ended December 31,
	2020	2019
Weighted-average remaining lease term:
Operating leases	3.7 years	4.4 years
Finance lease	10.0 years	11.0 years

Weighted-average discount rate:
Operating leases	3.99%	4.11%
Finance lease	4.49%	4.49%

Future lease payments under non-cancelable leases as of December 31, 2020 were as follows:

Year Ending December 31,	Operating Leases	Finance Lease
	(in millions)
2021	$25	$10
2022	21	10
2023	13	10
2024	8	10
2025	3	10
Thereafter	2	46
Total future lease payments	72	96
Less imputed interest	(5)	(20)
Total lease liabilities	$67	$76

NOTE 8: GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The Company reorganized its reporting units pursuant to an internal restructuring during the second quarter of 2020. Following the internal restructuring changes, our legacy Dining and Flights/Cruises/Car reporting units were reorganized into four new distinct reporting units: (1) TheFork, (2) Tripadvisor Restaurants, (3) Flights & Car; and (4) Cruises, for the purposes of goodwill impairment testing. As a result, we first performed a qualitative assessment on our historical Dining and Flights/Cruise/Car reporting units prior to implementing the revised reporting unit structure and determined that it was more likely than not that the fair value of these reporting units was greater than the carrying value; which was consistent with our conclusion of our annual impairment test for 2019. We then performed a goodwill impairment test for each of the new reporting units using a quantitative assessment. We concluded the estimated fair values were in excess of the carrying values for each of the four new reporting units. We also performed sensitivity analyses, such as calculating estimated fair values using different rates for the weighted-average cost of capital and long-term rates of growth in the income approach and different revenue/income multiples in our market approach and the estimated fair values remained in excess of the carrying values. Therefore, no indications of impairment were identified as a result of these changes in our reporting units as of June 30, 2020. In addition, as a result of internal restructuring and the sale of the SmarterTravel business during the second quarter of 2020, our SmarterTravel reporting unit no longer exists. The sale of this business was not a significant disposition. This change in reporting units had no impact on the composition of our operating segments, or the information that our chief operating decision maker or CODM reviews to evaluate the financial performance of the Company’s operating segments.

During the third quarter of 2020, the Company recognized a goodwill impairment charge of $3 million, which represented all of the goodwill allocated to our Tripadvisor China reporting unit. This impairment was driven by strategic operating decisions made by the Company in the third quarter of 2020. Consequently, Tripadvisor China was no longer considered a reporting unit as of December 31, 2020.

During the Company's annual goodwill impairment test during the fourth quarter of 2020, a qualitative assessment was performed for all our reporting units. We determined that the fair value of all our remaining reporting units were in excess of their carrying values, and, accordingly, no further impairment charges were recorded during the year ending December 31, 2020.

Although our annual impairment testing did not result in any impairment indicators, due to the COVID-19 environment and our inability to predict the expected duration and ultimate severity of the impact of COVID-19, we believe our reporting units are at an elevated risk of impairment in future periods. We will continue to monitor our financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values of our reporting units to determine if future impairment assessments may be necessary. A continued and prolonged duration, and/or decline in the outlook for future revenue and cash flows or other factors, related to COVID-19 or other events, could result in a determination that a non-cash impairment adjustment is required, which could be material.

The following table summarizes our goodwill activity by reportable segment for the periods presented:

	Hotel	Non-Hotel	Hotels, Media & Platform	Experiences & Dining	Other (7)	Total
	(in millions)		(in millions)
Balance as of December 31, 2018	$451	$305	$—	$—	$—	$756
Allocation to new segments (1)	(451)	(305)	405	250	101	—
Acquisitions (2)	—	—	—	85	—	85
Foreign currency translation adjustments	—	—	—	(2)	1	(1)
Balance as of December 31, 2019	$—	$—	$405	$333	$102	$840
Re-allocation of goodwill (3)			2	—	(2)	—
Impairment (4)			—	—	(3)	(3)
Disposition (5)			—	—	(6)	(6)
Foreign currency translation adjustments			—	21	2	23
Other adjustments (6)			—	8	—	8
Balance as of December 31, 2020			$407	$362	$93	$862

(1)	Re-allocation of goodwill as a result of changes to our reporting segments during the first quarter of 2019.
(2)	These additions to goodwill relate to our business acquisitions. Refer to “Note 3: Acquisitions and Other Investments,” for further information.
(3)	Re-allocation of goodwill as a result of changes to reporting units related to internal restructuring during the second quarter of 2020.
(4)	Represents a goodwill impairment charge related to our Tripadvisor China reporting unit.
(5)	Disposition relates to the sale of our SmarterTravel business.
(6)	Other adjustments primarily relate to an immaterial business acquisition in our Experiences & Dining reportable segment.
(7)	Other consists of the combination of Rentals, Flights & Car, and Cruises, and does not constitute a reportable segment.

There were no goodwill impairment charges recognized to our consolidated statements of operations during the years ended December 31, 2019 and 2018.  As of December 31, 2020, accumulated goodwill impairment losses totaled $3 million, which was associated with Other.

Intangibles

Intangible assets, which were acquired in business combinations and recorded at fair value on the date of purchase, consist of the following for the periods presented:

	December 31,
	2020	2019
	(in millions)
Intangible assets with definite lives	$262	$253
Less: accumulated amortization	(206)	(173)
Intangible assets with definite lives, net	56	80
Intangible assets with indefinite lives	30	30
Total	$86	$110

Amortization expense for definite-lived intangible assets was $26 million, $33 million, and $34 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

Our indefinite-lived intangible assets relate to trade names and trademarks. During the Company's annual indefinite-lived intangible impairment test during the fourth quarter of 2020, a qualitative assessment was performed. As part of our qualitative assessment we considered, amongst other factors, the amount of excess fair value of our trade names and trademarks to the carrying value of those same assets, changes in estimates, and valuation input assumptions, since our previous quantitative analysis. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that our indefinite-lived intangible assets were not impaired as of December 31, 2020.

There were no impairment charges recognized to our consolidated statement of operations during the years ended December 31, 2020, 2019 and 2018 related to our intangible assets.

The following table presents the components of our intangible assets with definite lives for the periods presented:

		December 31, 2020			December 31, 2019
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in millions)			(in millions)
Trade names and trademarks	3.6	$59	$(41)	$18	$59	$(35)	$24
Customer lists and supplier relationships	4.5	104	(83)	21	98	(65)	33
Subscriber relationships	2.7	42	(35)	7	40	(29)	11
Technology and other	4.2	57	(47)	10	56	(44)	12
Total	3.9	$262	$(206)	$56	$253	$(173)	$80

Refer to “Note 3: Acquisitions and Other Investments” above for a discussion of definite lived intangible assets acquired in business combinations during the years ended December 31, 2020, 2019 and 2018.

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

The estimated amortization expense for intangible assets with definite lives for each of the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets or change in estimate of remaining lives, is expected to be as follows (in millions):

2021	$20
2022	13
2023	10
2024	6
2025	4
2026 and thereafter	3
Total	$56

NOTE 9: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	December 31, 2020	December 31, 2019
	(in millions)
Accrued salary, bonus, and related benefits	$49	$74
Accrued marketing costs	13	27
Interest payable (1)	18	—
Current income taxes payable (2)	1	14
Finance lease obligation - current portion (3)	5	5
Operating lease liabilities - current portion (3)	21	20
Restructuring and other related reorganization costs (4)	—	1
Other	53	62
Total	$160	$203

(1)	Amount relates primarily to unpaid interest accrued on our Senior Notes. Refer to “Note 10: Debt” for further information.
(2)	Refer to “Note 12: Income Taxes” for further information regarding our income tax liabilities.
(3)	Refer to “Note 7: Leases” for further information regarding our lease obligations.
(4)

The Company incurred pre-tax restructuring and other related reorganization costs of $41 million during the year ended December 31, 2020. The costs consist of employee severance and related benefits. In response to the COVID-19 pandemic, during the second quarter of 2020, the Company committed to restructuring actions intended to reinforce its financial position, reduce its cost structure, and improve operational efficiencies, which resulted in headcount reductions, for which we recognized $32 million in restructuring and other related reorganization costs. In addition, we engaged in a smaller scale restructuring action in the first quarter of 2020 to reduce our cost structure and improve our operational efficiencies, which resulted in headcount reductions for which we recognized $9 million in restructuring and other related reorganization costs.

The following table summarizes our restructuring and other related reorganization costs for the year ended December 31, 2020:

Restructuring and other related reorganization costs
(in millions)
Accrued liability as of December 31, 2019	$1
Charges	41
Payments	(42)
Accrued liability as of December 31, 2020	$—

NOTE 10: DEBT

2015 Credit Facility

In June 2015, we entered into a five-year credit agreement with a group of lenders (as amended, the “Credit Agreement”) which, among other things, provided for a $1 billion unsecured revolving credit facility (the “2015 Credit Facility”). On May 12, 2017, the 2015 Credit Facility was amended to, among other things, (i) increase the aggregate amount of revolving loan commitments available from $1.0 billion to $1.2 billion; and (ii) extend the maturity date of the 2015 Credit Facility from June 26, 2020 to May 12, 2022.

On May 5, 2020, we amended the 2015 Credit Facility to, among other things, suspend the leverage ratio covenant on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 (or such earlier date as elected by the Company), and replacing it with a minimum liquidity covenant, or the Leverage Covenant Holiday, that requires us to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity, secured the obligations under the agreement, as well as decrease the aggregate amount of revolving loan commitments available to $1.0 billion from $1.2 billion.

On December 17, 2020, we amended the 2015 Credit Facility to, among other things, continue the suspension of the requirement for quarterly testing of compliance with the leverage ratio covenant until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of the Company (the “Covenant Changeover Date”) , at which time the leverage ratio covenant will be reinstated. The amendment also decreased the aggregate amount of revolving loan commitments available to $500 million from $1.0 billion and extended the maturity date of the 2015 Credit Facility from May 12, 2022 to May 12, 2024.

As of both December 31, 2020 and December 31, 2019, the Company had no outstanding borrowings under the 2015 Credit Facility. During the first quarter of 2020, the Company borrowed $700 million under the 2015 Credit Facility. These funds were drawn down as a precautionary measure to reinforce the Company’s liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19. The Company repaid these borrowings in full during the three months ended September 30, 2020. During the timeframe for which the leverage ratio covenant is suspended, any outstanding or future borrowings under the 2015 Credit Facility will bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. We are required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the revolving credit facility for each fiscal quarter during the Leverage Covenant Holiday and also additional fees in connection with the issuance of letters of credit. The Company may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pounds. In addition, our 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of December 31, 2020 and 2019, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

During the year ended December 31, 2018, we repaid all of our outstanding borrowings at the time, or approximately $230 million, under the 2015 Credit Facility. This repayment was primarily made from a one-time cash repatriation of $325 million of foreign earnings to the U.S. during the year ended December 31, 2018 as a result of the 2017 Tax Act.

We recorded interest and commitment fees on our 2015 Credit Facility of $10 million, $2 million and $3 million for the years ended December 31, 2020, 2019 and 2018, respectively, to interest expense on our consolidated statements of operations. In connection with the amendments to our 2015 Credit Facility in 2020, we incurred additional lender fees and debt financing costs totaling $7 million, which were capitalized as deferred financing costs and recorded to other long-term assets on the consolidated balance sheet, while $2 million of previously deferred financing costs related to the 2015 Credit Facility were immediately recognized to interest expense on our consolidated statement of operations for the year ended December 31, 2020.  As of December 31, 2020, the Company had $5 million remaining in deferred financing costs in connection with the 2015 Credit Facility. These costs will be amortized over the remaining term of the 2015 Credit Facility, using the effective interest rate method, and recorded to interest expense on our consolidated statements of operations.

There is no specific repayment date prior to the maturity date for any borrowings under the Credit Agreement. We may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The Credit Agreement contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Credit Agreement also limits the Company from repurchasing shares of its common stock and paying dividends, among other restrictions, during the Leverage Covenant Holiday. In addition, to secure the obligations under the Credit Agreement, the Company and certain subsidiaries have granted security interests and liens in and on, substantially all of their assets as well as pledged shares of certain of the Company’s subsidiaries. The Credit Agreement also contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. As of December 31, 2020 and 2019, we were in compliance with our covenants.

Chinese Credit Facility

We were party to a $30 million, one-year revolving credit facility with Bank of America as of December 31, 2019. In June 2020, the Company terminated this credit facility. We had no outstanding borrowings under this credit facility at the time of termination or as of December 31, 2019.

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

 The Company has the option to redeem all or a portion of the Senior Notes at any time on or after July 15, 2022 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. The Company may also redeem all or any portion of the Senior Notes at any time prior to July 15, 2022, at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest, if any. In addition, before July 15, 2022, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at the redemption price set forth in the Indenture, provided that certain conditions are met. Subject to certain limitations, in the event of a Change of Control Triggering Event (as defined in the Indenture), the Company will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase. These features have been evaluated as embedded derivatives under GAAP, however, the Company has concluded they do not meet the requirements to be accounted for separately.

In the third quarter of 2020, the Company used all proceeds from the Senior Notes to repay a portion of our 2015 Credit Facility outstanding borrowings. As of December 31, 2020, the Company had outstanding debt under the Senior Note of $500 million which is classified, net of $9 million in unamortized debt issuance costs, or $491 million, as long-term debt on our consolidated balance sheet. The debt issuance costs will be amortized over the remaining term of the Senior Notes, using the effective interest rate method, and recorded to interest expense on our consolidated statements of operations. As of December 31, 2020, unpaid interest on our Senior Notes totaled $17 million and is included in accrued expenses and other current liabilities on our consolidated balance sheet, and was recorded as interest expense on our consolidated statement of operations for the year ended December 31, 2020.

The Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, restrict the ability of the Company and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; create restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances or transfer assets to the Company or the restricted subsidiaries; enter into certain transactions with the Company’s affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and merge, consolidate or transfer or sell all or substantially all of the Company’s assets. The foregoing summary is qualified in its entirety by reference to the Indenture, dated July 9, 2020, among Tripadvisor, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, incorporated herein by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

NOTE 11: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following for the periods presented:

	December 31, 2020	December 31, 2019
	(in millions)
Unrecognized tax benefits (1)	$178	$167
Long-term income taxes payable (2)	3	31
Deferred gain on equity method investment (3)	33	36
Other	9	4
Total	$223	$238
(1)	Refer to “Note 12: Income Taxes” for information on our unrecognized tax benefits. Amounts include accrued interest related to this liability.
(2)	Amount relates to the long-term portion of transition tax related to 2017 Tax Act. Refer to “Note 12: Income Taxes” for additional information.
(3)

Amount relates to long-term portion of a deferred income liability recorded as a result of an equity method investment made in the fourth quarter of 2019. Refer to “Note 5: Financial Instruments and Fair Value Measurements” for additional information.

NOTE 12: INCOME TAXES

The following table presents a summary of our domestic and foreign income (loss) before income taxes:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Domestic	$(262)	$92	$104
Foreign	(107)	102	69
Income (loss) before income taxes	$(369)	$194	$173

The following table presents a summary of the components of our (benefit) provision for income taxes:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Current income tax expense (benefit):
Federal	$(73)	$31	$37
State	(3)	5	12
Foreign	(3)	26	17
Current income tax expense (benefit)	(79)	62	66
Deferred income tax expense (benefit):
Federal	13	25	(10)
State	(10)	7	(1)
Foreign	(4)	(26)	5
Deferred income tax expense (benefit):	(1)	6	(6)
(Benefit) provision for income taxes	$(80)	$68	$60

The Company reduced its current income tax payable by $25 million, $24 million and $15 million for the years ended December 31, 2020, 2019 and 2018, respectively, for tax deductions attributable to the exercise or settlement of the Company’s stock-based awards.

The significant components of our deferred tax assets and deferred tax liabilities is as follows:

	December 31,
	2020	2019
	(in millions)
Deferred tax assets:
Stock-based compensation	$31	$47
Net operating loss carryforwards	81	49
Provision for accrued expenses	4	6
Lease financing obligation	23	24
Foreign advertising spend	15	15
Interest carryforward	32	20
Other	20	14
Total deferred tax assets	$206	$175
Less: valuation allowance	(106)	(72)
Net deferred tax assets	$100	$103
Deferred tax liabilities:
Intangible assets	$(53)	$(51)
Property and equipment	(24)	(27)
Prepaid expenses	(2)	(2)
Building - corporate headquarters	(20)	(22)
Other	(1)	(2)
Total deferred tax liabilities	$(100)	$(104)
Net deferred tax asset (liability)	$—	$(1)

At December 31, 2020, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $4 million, $208 million and $297 million, respectively. If not utilized, the federal and state NOLs will expire at various times between 2021 and 2036 and the foreign NOLs will expire at various times between 2021 and 2032.

As of December 31, 2020, we had a valuation allowance of approximately of $106 million related to certain NOL carryforwards and other foreign deferred tax assets for which it is more likely than not, the tax benefit will not be realized. This amount represented an increase of $34 million, as compared to balance as of December 31, 2019. The increase is primarily related to additional foreign net operating losses. Except for certain foreign deferred tax assets, we expect to realize all of our deferred tax assets based on a strong history of earnings over the last several years in the U.S. and other jurisdictions, as well as the expected timing of future reversals of taxable temporary differences.

A reconciliation of the (benefit) provision for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Income tax expense at the federal statutory rate	$(77)	$40	$36
Foreign rate differential	(9)	(16)	(17)
State income taxes, net of effect of federal tax benefit	(11)	9	9
Unrecognized tax benefits and related interest	4	11	15
Change in cost-sharing treatment of stock-based compensation	—	15	(3)
FDII, GILTI and other provisions	—	(3)	(5)
Rate differential on US NOL carryback (1)	(23)	—	—
Research tax credit	(9)	(11)	(9)
Stock-based compensation	14	4	8
Change in valuation allowance	25	6	9
Local income tax on intercompany transactions (2)	1	7	10
Executive compensation	6	3	2
Other, net	(1)	3	5
(Benefit) provision for income taxes	$(80)	$68	$60
(1)

As a result of the CARES Act, an income tax benefit of $23 million was recorded during the year ended December 31, 2020 related to the income tax rate differential in tax years applicable to U.S. loss carryforwards that became eligible for carryback.

(2)

During 2018, we completed an intra-entity transfer from Australia to the U.S. of certain intangible property (“IP”) rights associated with a subsidiary’s technology platform. This transfer resulted in an income tax expense for Australian tax purposes of approximately $10 million. As a result of the IP transfer, we utilized NOLs and consequently released the valuation allowance on our Australian entity. During 2019, we completed an intra-entity transfer from China to Singapore of certain IP. As a result of the transfer, we utilized NOLs and consequently released the valuation allowance on certain deferred tax assets on our China entity. During 2020, we completed an intra-entity transfer from the U.S. to the UK and Singapore of certain IP. The resulting tax rate differential is reflected above based on the local deductibility of the IP.

The CARES Act made tax law changes to provide financial relief to companies as a result of the business impacts of COVID-19. Key income tax provisions of the CARES Act include changes in NOL carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allows us to carryback our U.S. federal NOLs incurred in 2020, generating an expected U.S. benefit of $76 million, of which $48 million will be refunded. This refund is recorded in income taxes receivable on our consolidated balance sheet as of December 31, 2020 and is expected to be received during 2021. We also reduced our long-term transition tax payable related to the 2017 Tax Act by $28 million as a result of the NOL carryback.

During 2011, the Singapore Economic Development Board accepted our application to receive a tax incentive under the International Headquarters Award. This incentive provides for a reduced tax rate on qualifying income of 5% as compared to Singapore’s statutory tax rate of 17% and is conditional upon our meeting certain employment and investment thresholds. This agreement has been extended until June 30, 2021 as we have met certain employment and investment thresholds. During 2020, the reduced tax rate resulted in an additional income tax expense of $2 million as a result of the loss position in Singapore.

As a result of the 2017 Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax. Historically, we have asserted our intention to indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. In response to increased cash requirements in the U.S. related to our declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, we determined that we no longer consider all foreign earnings to be indefinitely reinvested. As of December 31, 2020, $376 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested, while we intend to indefinitely reinvest $118 million of foreign earnings in our non-US subsidiaries, which determination of any related unrecognized deferred income tax liability is not practicable.

For purposes of governing certain of the ongoing relationships between Tripadvisor and Expedia at and after the Spin-Off, and to provide for an orderly transition, Tripadvisor and Expedia entered into various agreements at the time of the Spin-Off, which Tripadvisor has satisfied its obligations. However, Tripadvisor continues to be subject to certain post Spin-Off obligations under the Tax Sharing Agreement. Under the Tax Sharing Agreement between Tripadvisor and Expedia, Tripadvisor is generally required to indemnify Expedia for any taxes resulting from the Spin-Off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by Tripadvisor described in the covenants in the tax sharing agreement, (ii) any acquisition of Tripadvisor equity securities or assets or those of a member of the Tripadvisor group, or (iii) any failure of the representations with respect to Tripadvisor or any member of our group to be true or any breach by Tripadvisor or any member of the Tripadvisor group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel. The full text of the Tax Sharing Agreement is incorporated by reference in this Annual Report on Form 10-K as Exhibit 10.2.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011, 2012 through 2016, and 2018 tax years, under an employment tax audit by the IRS for the 2015 through 2017 tax years, and have various ongoing audits for foreign tax years, including a 2012 through 2016 HMRC audit, as well as state income tax audits. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of December 31, 2020, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2012 through 2016 standalone IRS audit, and our 2012 through 2016 HMRC audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of our standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years, and in August 2020, we received Notices of Proposed Adjustment from the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $95 million to $105 million at the close of the audit if the IRS prevails, which includes $20 million to $30 million related to the 2009 through 2011 pre Spin-Off tax years. The estimated range takes into consideration competent authority relief and transition tax regulations, and is exclusive of deferred tax consequences and interest expense, which would be significant. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2016 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for tax years 2009 through 2013. We expect the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future.  Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all open subsequent years.

In January 2021, we received an issue closure notice relating to adjustments for 2012 through 2016 tax years from HMRC. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $45 million to $55 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	December 31,
	2020	2019	2018
	(in millions)
Balance, beginning of year	$140	$136	$123
Increases to tax positions related to the current year	3	11	11
Increases to tax positions related to the prior year	1	1	2
Reductions due to lapsed statute of limitations	—	—	—
Decreases to tax positions related to the prior year	—	(8)	—
Settlements during current year	—	—	—
Balance, end of year	$144	$140	$136

As of December 31, 2020, we had $144 million of unrecognized tax benefits, net of interest, which is classified as long-term and included in other long-term liabilities and deferred income taxes, net on our consolidated balance sheet. The amount of unrecognized tax benefits, if recognized, would reduce income tax expense by $74 million, due to correlative adjustments in other tax jurisdictions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our consolidated statement of operations. As of December 31, 2020 and 2019, total gross interest accrued was $35 million and $29 million, respectively. We anticipate that the liability for unrecognized tax benefits could decrease by up to $4 million within the next twelve months due to the settlement of examinations of issues with tax authorities.

NOTE 13: COMMITMENTS AND CONTINGENCIES

As of December 31, 2020, we have contractual obligations and commercial commitments that include expected interest on our Senior Notes, expected commitment fees on our 2015 Credit Facility, and long-term purchase obligations, as summarized in the table below. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of December 31, 2020. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Expected interest payments on Senior Notes (1)	$161	$35	$71	$55	$—
Expected commitment fee payments on 2015 Credit Facility (2)	9	3	5	1	—
Purchase obligations and other (3)	19	8	9	1	1
Total (4)	$189	$46	$85	$57	$1
(1)	Expected interest payments on our Senior Notes are based on a fixed interest rate of 7.0%, as of December 31, 2020. Refer to “Note 10: Debt” for additional information on our Senior Notes.
(2)

Expected commitment fee payments are based on the daily unused portion of our 2015 Credit Facility, issued letters of credit, and the effective commitment fee rate as of December 31, 2020; however, these variables could change significantly in the future. Refer to “Note 10: Debt” for additional information on our 2015 Credit Facility.

(3)

Estimated purchase obligations that are fixed and determinable, primarily related to telecommunication contracts, with various expiration dates through approximately June 2029. These contracts have non-cancelable terms or are cancelable only upon payment of significant penalty.

(4)	Excluded from the table was $3 million of undrawn standby letters of credit, primarily as security deposits for certain property leases as of December 31, 2020.

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

Income and Non-Income Taxes

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and non-income tax matters. We have reserved for potential adjustments that may result from examinations by, or any negotiated agreements with, these tax authorities. Although we believe our tax estimates are reasonable, the final determination of audits could be materially different from our historical tax provisions and accruals. The results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period for which that determination is made. Refer to “Note 12: Income Taxes” for further information on potential contingencies surrounding income taxes.

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

We also have various defined contribution plans for our non-U.S. employees. Our contribution to the 401(k) Plan and our non-U.S. defined contribution plans which are recorded in our consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018 were $11 million, $14 million, and $13 million, respectively.

Tripadvisor, Inc. Deferred Compensation Plan for Non-Employee Directors

The Company has a Deferred Compensation Plan for Non-Employee Directors (the “Plan”). Under the Plan, eligible directors who defer their directors’ fees may elect to have such deferred fees (i) applied to the purchase of share units, representing the number of shares of our common stock that could have been purchased on the date such fees would otherwise be payable, or (ii) credited to a cash fund. The cash fund will be credited with interest at an annual rate equal to the weighted average prime or base lending rate of a financial institution selected in accordance with the terms of the Plan and applicable law. Upon termination of service as a director of Tripadvisor, a director will receive (i) with respect to share units, such number of shares of our common stock as the share units represent, and (ii) with respect to the cash fund, a cash payment. Payments upon termination will be made in either one lump sum or up to five annual installments, as elected by the eligible director at the time of the deferral election.

Under the 2011 Plan, 100,000 shares of Tripadvisor common stock are available for issuance to non-employee directors. From the inception of the Plan through December 31, 2020, a total of 557 shares have been issued for such purpose.

Tripadvisor, Inc. Executive Severance Plan and Summary Plan Description

The Company also maintains its Executive Severance Plan and Summary Plan Description (the “Severance Plan”) which is applicable to certain employees of the Company and its subsidiaries. The Severance Plan formalizes and standardizes the Company’s severance practices for certain designated employees (each, a “Participant” and, collectively, the “Participants”). Participants covered by the Severance Plan generally will be eligible to receive severance benefits in the event of a termination by the Company without Cause or, under certain circumstances, by the Participant for Good Reason. The severance benefits differ if there is a termination of employment in connection with a Change in Control. The severance benefits provided pursuant to the Severance Plan are determined based on the job classification of the Participants (as reflected in internal job profile designations) and, in certain cases, their years of service with the Company.

Under the Severance Plan, in the event of a termination by the Company without Cause not in connection with a Change in Control, or more than three months prior to a Change in Control or more than twelve months following a Change in Control, the severance benefits for the Participant generally shall consist of the following:

•	continued payment of base salary for a period of six to eighteen months following the date of such Participant’s termination of employment; and

•

continuation of coverage under the Company’s health insurance plan through the Company’s payment of COBRA premiums for a period of six to eighteen months following the date of such Participant’s termination of employment.

Under the Severance Plan, in the event of a termination by the Company without Cause or by the Participant for Good Reason in connection with a Change in Control, or in each case within three months prior to or within twelve months following a Change in Control, the severance benefits for the Participant shall consist of the following:

•	payment of a lump sum amount equal to (i) twelve to twenty-four months of the Participant’s Base Salary, plus (ii) the Participant’s Target Bonus multiplied by 1, 1.5 or 2; and

•	payment of a lump sum amount equal to the premiums required to continue the Participant’s medical coverage under the Company’s health insurance plan for a period of twelve to twenty-four months.

The foregoing summary is qualified in its entirety by reference to the Executive Severance Plan and Summary Plan Description incorporated herein by reference as Exhibit 10.26 to this Annual Report on Form 10-K. During the year ended December 31, 2020, we recognized $5 million of severance expense under this plan on our consolidated statement of operations. Severance expense recorded under this plan was not significant during each of the years ended December 31, 2019 and 2018.

NOTE 15: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and RSUs, on our consolidated statements of operations during the periods presented:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Cost of revenue	$1	$1	$1
Selling and marketing	16	23	21
Technology and content	44	55	51
General and administrative	48	45	45
Total stock-based compensation expense	109	124	118
Income tax benefit from stock-based compensation expense	(23)	(28)	(27)
Total stock-based compensation expense, net of tax effect	$86	$96	$91

We capitalized $15 million, $19 million and $13 million of stock-based compensation expense as internal-use software and website development costs during the years ended December 31, 2020, 2019 and 2018, respectively.

Stock and Incentive Plans

On December 20, 2011, our 2011 Stock and Annual Incentive Plan (the “2011 Plan”) became effective and we filed a Registration Statement registering a total of 17,500,000 shares of our common stock, of which 17,400,000 shares were issuable in connection with grants of equity-based awards under our 2011 Plan and 100,000 shares were issuable under our Deferred Compensation Plan for Non-Employee Directors (refer to “Note 14: Employee Benefit Plans” for information on our Deferred Compensation Plan for Non-Employee Directors). At our annual meeting of stockholders held on June 28, 2013, our stockholders approved an amendment to our 2011 Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance thereunder by 15,000,000 shares.

On June 21, 2018, our stockholders approved the 2018 Stock and Annual Incentive Plan (the “2018 Plan”) and we filed a Registration Statement registering 6,000,000 shares plus the number of shares available for issuance (and not subject to outstanding awards) under the 2011 Plan. As of the effective date of the 2018 Plan, the Company ceased granting awards under the 2011 Plan. The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to our directors, officers, employees and consultants. The foregoing summary of the material terms of the 2018 Plan is qualified in its entirety by reference to the 2018 Stock and Annual Incentive Plan Description incorporated herein by reference as Exhibit 10.4 to this Annual Report on Form 10-K.

As of December 31, 2020, the total number of shares reserved for future stock-based awards under the 2018 Plan is approximately 8.4 million shares. All shares of common stock issued in respect of the exercise of options, RSUs, or other equity awards have been issued from authorized, but unissued common stock.

Stock Based Award Activity and Valuation

Stock Option Activity

A summary of our stock option activity, consisting primarily of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding as of December 31, 2017	6,853	$52.78
Granted	762	43.53
Exercised (1)	(1,162)	37.26
Cancelled or expired	(412)	61.46
Options outstanding as of December 31, 2018	6,041	54.00
Granted	752	48.30
Exercised (1)	(195)	42.17
Cancelled or expired	(581)	56.97
Options outstanding as of December 31, 2019	6,017	50.27
Granted	1,106	25.23
Exercised (1)	(4)	22.94
Cancelled or expired	(1,504)	46.72
Options outstanding as of December 31, 2020	5,615	$46.31	5.3	$3
Exercisable as of December 31, 2020	3,293	$55.87	3.4	$—
Vested and expected to vest after December 31, 2020 (2)	5,615	$46.31	5.3	$3

(1)

Inclusive of 2,217, 120,112, and 814,635 stock options as of December 31, 2020, 2019 and 2018, respectively, which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

(2)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NASDAQ as of December 31, 2020 was $28.78. The total intrinsic value of stock options exercised for the year ended December 31, 2020 was not material, and for the years ending December 31, 2019 and 2018 was $2 million and $20 million, respectively.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	December 31,
	2020	2019	2018
Risk free interest rate	1.15%	1.79%	2.70%
Expected term (in years)	5.30	5.19	5.45
Expected volatility	43.39%	42.09%	41.86%
Expected dividend yield	— %	— %	— %
Weighted-average grant date fair value	$10.08	$21.25	$18.11

The total fair value of stock options vested for the years ended December 31, 2020, 2019 and 2018 were $14 million, $15 million, and $38 million, respectively. Cash received from stock option exercises for the year ended December 31, 2020 was not material, and for the years ended December 31, 2019 and 2018 was $2 million and $6 million, respectively.

RSU Activity

A summary of our RSU activity is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2017	5,802	$48.81
Granted	3,302	43.04
Vested and released (1)	(1,617)	54.22
Cancelled	(847)	46.43
Unvested RSUs outstanding as of December 31, 2018	6,640	44.93
Granted (2)	4,688	47.35
Vested and released (1)	(2,002)	48.11
Cancelled	(857)	47.19
Unvested RSUs outstanding as of December 31, 2019	8,469	45.42
Granted	6,397	24.41
Vested and released (1)	(3,019)	43.48
Cancelled	(3,736)	36.26
Unvested RSUs outstanding as of December 31, 2020 (3)	8,111	$32.29	$233

(1)

Inclusive of 844,279, 532,164, and 424,848 RSUs as of December 31, 2020, 2019 and 2018, respectively, withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

(2)

Inclusive of 843,426 dividend equivalents issued to employees holding non-vested RSU grant awards in conjunction with our special cash dividend declared on November 1, 2019, which will be payable to the holder subject to, and only upon vesting of, the underlying awards.

(3)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

On May 8, 2020, the Company entered into an amendment to the employment agreement (“Amendment”) with Ernst Teunissen, the Company’s Chief Financial Officer and Senior Vice President. The Amendment, among other things, provides for a target payment (“Bonus Award”) in an amount equal to the difference between a maximum payment of $7 million and the aggregate intrinsic value of Mr. Teunissen’s RSUs and stock options that vest between May 1, 2020 and May 31, 2022 (the “Target Period”), as measured using the average market price of the Company’s common stock for ten trading days immediately prior to May 31, 2022. On a quarterly basis, management estimates the Bonus Award and accrues this amount ratably over the Target Period, which as of and for the year ending December 31, 2020, was not material. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is incorporated by reference in this Annual Report on Form 10-K as Exhibit 10.25.

On May 27, 2020 and July 15, 2020, the Compensation Committee of the Board of Directors, approved modifications to the Company’s annual RSU and stock option grants, respectively, issued to its employees in the first quarter of 2020. Such modifications reduced the original grant-date vesting period from four years to two years. We estimate these modifications resulted in the acceleration and recognition of an additional $17 million of stock-based compensation expense during the year ended December 31, 2020, given the modified vesting term. There was no change to the original fair value of the impacted RSUs or stock options as a result of this modification. This modification did not apply to the RSU and stock option grants to Mr. Teunissen in light of the separate arrangement described above.

A summary of our MSU activity is presented below:

		Weighted
		Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2017	213	$30.04
Granted (1)	71	59.40
Vested and released	—	—
Cancelled	—	—
Unvested MSUs outstanding as of December 31, 2018	284	37.41
Granted (2)(3)	121	51.76
Vested and released	—	—
Cancelled	(16)	58.63
Unvested MSUs outstanding as of December 31, 2019	389	40.99
Granted (4)	133	28.15
Vested and released	—	—
Cancelled (5)	(348)	37.94
Unvested MSUs outstanding as of December 31, 2020	174	$37.29	$5

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

(3)

Inclusive of 42,477 dividend equivalents issued to employees holding non-vested MSU grant awards in conjunction with our special cash dividend declared on November 1, 2019, which will be payable to the holder subject to, and only upon vesting of, the underlying awards.

(4)

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

(5)	MSU cancellations primarily reflect performance targets not being attained during the performance period.

A Monte-Carlo simulation model, which simulated the present value of the potential outcomes of future stock prices and TSR of the Company and the Nasdaq Composite Total Return Index over the performance period, was used to calculate the grant-date fair value of our MSU awards. The estimated grant-date fair value of these awards is amortized on a straight-line basis over the requisite service period.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized compensation expense and the weighted average remaining amortization period at December 31, 2020 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs/MSUs
Unrecognized compensation expense	$18	$160
Weighted average period remaining (in years)	1.7	1.7

NOTE 16: STOCKHOLDERS’ EQUITY

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. As of December 31, 2020, no preferred shares had been issued.

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share. Holders of Tripadvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% percent of the total number of directors, rounded up to the next whole number, which was three directors as of December 31, 2020. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of Tripadvisor the holders of both classes of common stock have equal rights to receive all the assets of Tripadvisor after the rights of the holders of the preferred stock have been satisfied. There were 140,775,221 and 121,930,607 shares of common stock issued and outstanding, respectively, and 12,799,999 shares of Class B common stock issued and outstanding at December 31, 2020.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is primarily comprised of accumulated foreign currency translation adjustments, as follows for the periods presented:

	December 31, 2020	December 31, 2019
	(in millions)
Cumulative foreign currency translation Adjustments, net of tax (1)	$(34)	$(63)
Accumulated other comprehensive income (loss)	$(34)	$(63)

(1)	Deferred income tax liabilities related to these amounts are not material.

Treasury Stock

On January 31, 2018, our Board of Directors authorized the repurchase of up to $250 million of our shares of common stock under a share repurchase program. This share repurchase program has no expiration date but may be suspended or terminated by the Board of Directors at any time. During the year ended December 31, 2018, we repurchased 2,582,198 shares of our outstanding common stock at an average share price of $38.73 per share, exclusive of fees and commissions, or $100 million in the aggregate. As of December 31, 2018, we had $150 million available to repurchase shares of our common stock under this share repurchase program. As of December 31, 2018, there were 12,056,688 shares of the Company’s common stock held in treasury with an aggregate cost of $547 million.

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

During the year ended December 31, 2020, we repurchased 4,707,450 shares of our outstanding common stock at an average share price of $24.32 per share, exclusive of fees and commissions, or $115 million in the aggregate. As of December 31, 2020, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program, with 18,844,614 shares of the Company’s common stock held in treasury with an aggregate cost of $722 million.

Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase programs discussed above in compliance with applicable legal requirements. While the Board of Directors has not suspended or terminated the share repurchase program, the terms of the Credit Agreement currently limit the Company from engaging in share repurchases during the Leverage Covenant Holiday and the terms of our Indenture impose certain limitations and restrictions on share repurchases. Refer to “Note 10: Debt” for further information about our Credit Agreement and our Indenture.

Dividends

On November 1, 2019, the Company's Board of Directors declared a special cash dividend of $3.50 per share, or approximately $488 million in the aggregate. The dividend was payable on December 4, 2019 to stockholders of record on November 20, 2019. During the years ended December 31, 2020 and 2018, our Board of Directors did not declare any dividends on our outstanding common stock.

Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Our ability to pay dividends is also limited by the terms of our Credit Agreement during the Leverage Covenant Holiday and our Indenture. In connection with the declaration of such dividends, our non-vested RSUs are entitled to dividend equivalents, which will be payable to the holder subject to, and only upon vesting of, the underlying awards. Our outstanding stock options are not entitled to dividend or dividend equivalents.

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

In periods of a net loss, common equivalent shares are excluded from the calculation of Diluted EPS as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the year ended December 31, 2020, Diluted EPS is the same as Basic EPS, since dilutive common equivalent shares are not assumed to have been issued if their effect is anti-dilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Year ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$(289)	$126	$113
Denominator:
Weighted average shares used to compute Basic EPS	134,858	138,975	138,116
Weighted average effect of dilutive securities:
Stock options	—	155	351
RSUs/MSUs	—	1,528	1,908
Weighted average shares used to compute Diluted EPS	134,858	140,658	140,375
Basic EPS	$(2.14)	$0.91	$0.82
Diluted EPS	$(2.14)	$0.89	$0.81

Potential common shares, consisting of outstanding stock options, RSUs, and MSUs, totaling approximately 13.7 million, 6.7 million, and 6.2 million, for the years ended December 31, 2020, 2019 and 2018, respectively, have been excluded from the calculations of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of certain performance-based awards of approximately 0.2 million, 0.7 million, and 0.5 million, for the years ended December 31, 2020, 2019 and 2018, respectively, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. In addition, our non-vested RSUs and MSUs are entitled to dividend equivalents, which will be payable to the holder subject to, and only upon vesting of, the underlying awards and are therefore forfeitable. Given such dividend equivalents are forfeitable, we do not consider them to be participating securities and, consequently, they are not subject to the two‑class method of determining earnings per share.

NOTE 18: OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Foreign currency exchange rates gains (losses), net (1)	$5	$(2)	$(9)
Earnings (losses) from equity method investment, net	(3)	(1)	—
Gain (loss) and impairments on minority equity investments, net	—	—	1
Loss on sale/disposal of business (2)	(6)	—	—
Other, net	(4)	—	3
Total	$(8)	$(3)	$(5)
(1)

Our foreign currency exchange gains (losses), net, are generally related to foreign exchange transaction gains and losses from the conversion of the transaction currency to the functional currency, partially offset by the forward contract gains and losses.

(2)	Primarily related to loss on disposal on the sale of our SmarterTravel business in June 2020.

NOTE 19: RELATED PARTY TRANSACTIONS

Relationship between Liberty Tripadvisor Holdings, Inc. and Tripadvisor

LTRIP is a controlling stockholder of Tripadvisor. We consider LTRIP a related party.  Refer to “Note 1: Organization and Business Description”, which describes the evolution of our relationship with LTRIP, including LTRIP’s stock ownership of Tripadvisor and deemed voting power as of December 31, 2020. We had no related party transactions with LTRIP during the years ended December 31, 2020, 2019 or 2018.

Relationship between Chelsea Investment Holding Company PTE Ltd. and Tripadvisor

Refer to the discussion regarding our equity method investment in Chelsea Investment Holding Company PTD Ltd. in the section titled “Non-Marketable Investments” within “Note 5: Financial Instruments and Fair Value Measurements” for a description of our relationship and existing commercial arrangements with Chelsea Investment Holding Company PTE Ltd and/or its subsidiaries.

NOTE 20: SEGMENT AND GEOGRAPHIC INFORMATION

We have two reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. Our Hotels, Media & Platform reportable segment includes the following revenue sources: (1) Tripadvisor-branded hotels revenue – primarily consisting of hotel auction revenue, subscription-based advertising, CPA revenue, and hotel sponsored placements revenue; and (2) Tripadvisor-branded display and platform revenue – consisting of display-based advertising revenue. Our Experiences & Dining reportable segment includes an aggregation of our Experiences and Dining operating segments. All remaining business units, including Rentals, Flights & Car, and Cruises have been combined into and reported as “Other”, which does not constitute a reportable segment, as none of these businesses meet the quantitative thresholds and other criteria to qualify as reportable segments. The nature of the services provided and revenue recognition policies are summarized by reported segment in “Note 4: Revenue Recognition.” Our operating segments are determined based on how our chief operating decision maker manages our business, regularly accesses information and evaluates performance for operating decision-making purposes, including allocation of resources.

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

Adjusted EBITDA is our segment profit measure and a key measure used by our management and Board of Directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. We define Adjusted EBITDA as net income (loss) plus: (1) (provision) benefit for income taxes; (2) other income (expense), net; (3) depreciation and amortization; (4) stock-based compensation and other stock-settled obligations; (5) goodwill, intangible asset, and long-lived asset impairments; (6) legal reserves and settlements; (7) restructuring and other related reorganization costs; and (8) non-recurring expenses and income.

The following tables present our segment information for the years ended December 31, 2020, 2019 and 2018 and includes a reconciliation of Adjusted EBITDA to Net Income. We record depreciation and amortization, stock-based compensation and other stock-settled obligations, goodwill, intangible asset, and long-lived asset impairments, legal reserves and settlements, restructuring and other related reorganization costs, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM. Intersegment revenue is not material and is included in Other.

	Year ended December 31, 2020
	Hotels, Media & Platform (1)	Experiences & Dining	Other	Corporate and Unallocated	Total
	(in millions)
Revenue	$361	$186	$57	$—	$604
Adjusted EBITDA	13	(79)	15	—	(51)
Depreciation and amortization				(125)	(125)
Stock-based compensation				(109)	(109)
Restructuring and other related reorganization costs				(41)	(41)
Impairment of goodwill				(3)	(3)
Operating income (loss)					(329)
Other income (expense), net					(40)
Income (loss) before income taxes					(369)
(Provision) benefit for income taxes					80
Net income (loss)					$(289)

	Year ended December 31, 2019
	Hotels, Media & Platform (1)	Experiences & Dining	Other	Corporate and Unallocated	Total
	(in millions)
Revenue	$939	$456	$165	$—	$1,560
Adjusted EBITDA	378	5	55	—	438
Depreciation and amortization				(126)	(126)
Stock-based compensation				(124)	(124)
Restructuring and other related reorganization costs				(1)	(1)
Operating income (loss)					187
Other income (expense), net					7
Income (loss) before income taxes					194
(Provision) benefit for income taxes					(68)
Net income (loss)					$126

	Year ended December 31, 2018
	Hotels, Media & Platform (1)	Experiences & Dining	Other	Corporate and Unallocated	Total
	(in millions)
Revenue	$1,001	$372	$242	$—	$1,615
Adjusted EBITDA	329	48	45	—	422
Depreciation and amortization				(116)	(116)
Stock-based compensation				(118)	(118)
Legal reserves and settlements				(5)	(5)
Operating income (loss)					183
Other income (expense), net					(10)
Income (loss) before income taxes					173
(Provision) benefit for income taxes					(60)
Net income (loss)					$113

(1)

Includes allocated corporate general and administrative costs of $70 million, $69 million and $77 million and Tripadvisor-branded advertising expenses (primarily television advertising) of $10 million, $77 million and $122 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Product and Geographic Information

Our revenue sources within our Hotels, Media & Platform segment, including Tripadvisor-branded hotels revenue and Tripadvisor-branded display and platform revenue; which along with our Experience & Dining and Other revenue source, comprise our products. Refer to “Note 4: Revenue Recognition” for our revenue by product.

The Company measures its geographic revenue information based on the physical location of the Tripadvisor subsidiary which generates the revenue, which is consistent with our measurement of long-lived physical assets, or property and equipment, net. As such, this geographic classification does not necessarily align with where the consumer resides, where the consumer is physically located while using the Company's services, or the location of the travel service provider, experience operator or restaurant.

	Year ended December 31,
	2020	2019	2018
	(in millions)
Revenue
United States	$302	$821	$835
United Kingdom	169	466	508
All other countries	133	273	272
Total revenue	$604	$1,560	$1,615

The Company’s property and equipment, net for the United States and all other countries based on the geographic location of the assets consists of the following for the periods presented:

	December 31,
	2020	2019
	(in millions)
Property and equipment, net
United States	$199	$227
All other countries	41	43
Total	$240	$270

Customer Concentrations

Refer to “Note 2: Significant Accounting Policies” under the section entitled “Certain Risks and Concentrations” for information regarding our major customer concentrations.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Pursuant to Exchange Act Rule 13a-15(d) or 15d-15(d), management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Tripadvisor, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Tripadvisor, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 19, 2021

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our 2021 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to our 2021 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our 2021 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our 2021 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our 2021 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

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

(b) Exhibits:

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
3.1	Restated Certificate of Incorporation of Tripadvisor, Inc.		8-K	001-35362	3.1	12/27/11
3.2	Amended and Restated Bylaws of Tripadvisor, Inc.		8-K	001-35362	3.2	12/27/11
3.3	Amendment No. 1 to Amended and Restated Bylaws of Tripadvisor, Inc.		8-K	001-35362	3.1	2/12/13
4.1	Specimen Tripadvisor, Inc. Common Stock Certificate		S-4/A	333-175828-01	4.6	10/24/11
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	001-35362	4.2	2/19/2020
4.3	Indenture, dated July 9, 2020, among Tripadvisor, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee		8-K	001-35362	4.1	7/9/20
10.1	Governance Agreement, by and among Tripadvisor, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	001-35362	10.1	12/27/11
10.2	Tax Sharing Agreement by and between Tripadvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.2	12/27/11
10.3+	Amended and Restated Tripadvisor, Inc. 2011 Stock and Annual Incentive Plan		10-Q	001-35362	10.1	11/8/16
10.4+	Tripadvisor, Inc. 2018 Stock and Annual Incentive Plan		10-Q	001-35362	10.1	8/1/18
10.5+	Tripadvisor, Inc. Deferred Compensation Plan for Non-Employee Directors		S-8	333-178637	4.6	12/20/11
10.6	Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013		10-Q	001-35362	10.1	7/24/13
10.7	Guaranty dated June 20, 2013 by Tripadvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord		10-Q	001-35362	10.2	7/24/13
10.8+	Employment Agreement between Tripadvisor LLC and Seth Kalvert, effective as of May 19, 2016		8-K	001-35362	10.1	5/23/16
10.9+	Amendment to Employment Agreement between Tripadvisor LLC and Seth Kalvert, dated as of February 19, 2018		10-K	001-35362	10.8	2/21/18
10.10+	Employment Agreement between Tripadvisor LLC and Stephen Kaufer, effective as of March 31, 2014		10-Q	001-35362	10.3	5/6/14
10.11+	Amendment to Employment Agreement between Tripadvisor LLC and Stephen Kaufer, effective as of November 28, 2017		10-K	001-35362	10.10	2/21/18
10.12+	Amended and Restated Option Agreement dated June 5, 2017 between Stephen Kaufer and Tripadvisor, Inc.		8-K	001-35362	10.1	6/8/17

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
10.13+	Stock Option Agreement (time-based) between Stephen Kaufer and Tripadvisor, Inc. dated November 28, 2017		10-K	001-35362	10.12	2/21/18
10.14+	RSU Agreement (time-based) between Stephen Kaufer and Tripadvisor, Inc. dated November 28, 2017		10-K	001-35362	10.13	2/21/18
10.15+	RSU Agreement (performance based (market)) between Stephen Kaufer and Tripadvisor, Inc. dated November 28, 2017		10-K	001-35362	10.14	2/21/18
10.16+	RSU Agreement (performance based (financial and strategic)) between Stephen Kaufer and Tripadvisor, Inc. dated November 28, 2017		10-K	001-35362	10.15	2/21/18
10.17+	Viator, Inc. 2010 Stock Incentive Plan		S-8	333-198726	99.1	9/12/14
10.18+	Offer Letter dated May 9, 2017, between Tripadvisor Limited and Dermot Halpin		10-Q	001-35362	10.1	5/9/17
10.19	Credit Agreement dated as of June 26, 2015 by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC, JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; Morgan Stanley Bank, N.A.; Bank of America, N.A.; BNP Paribas; SunTrust Bank; Wells Fargo Bank, National Association; Royal Bank of Canada; Barclays Bank PLC; U.S. Bank National Association; Citibank, N.A.; The Bank of Tokyo-Mitsubishi UFJ, Ltd.; Goldman Sachs Bank USA; and Deutsche Bank AG New York Branch		8-K	001-35362	10.1	6/30/15
10.20	First Amendment, dated as of May 12, 2017, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC and other Subsidiary Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P.Morgan Europe Limited, as London Agent		8-K	001-35362	10.1	5/15/17
10.21

Second Amendment, dated as of May 5, 2020, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC, the other Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent, BofA Securities, Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., SunTrust Robinson Humphrey, Inc., and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., BMO Capital Markets Corp., BNP Paribas Securities Corp., SunTrust Robinson Humphrey, Inc. and U.S. Bank National Association, as Co-Syndication Agents; and Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Co-Documentation Agents.

			8-K	001-35362	10.1	5/7/20

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
10.22

Third Amendment, dated as of December 17, 2020, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC, the other Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent, BofA Securities, Inc., BMO Capital markets Corp., BNP Paribas Securities Corp., Truist Securities, Inc., and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., BMO Capital Markets Corp., BNP Paribas Securities Corp., Truist Securities, Inc. and U.S. Bank National Association, as Co-Syndication Agents; and Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Co-Documentation Agents.

			8-K	001-35362	10.1	12/22/20
10.23+	Employment Agreement, dated as of October 6, 2015, between Tripadvisor, LLC and Ernst Teunissen		8-K	001-35362	10.1	10/8/15
10.24+	Amendment to Employment Agreement, dated as of November 28, 2017, between Tripadvisor, LLC and Ernst Teunissen		10-K	001-35362	10.21	2/21/18
10.25+	Second Amendment to Employment Agreement, dated as of May 8, 2020, between Tripadvisor, LLC and Ernst Teunissen		10-Q	001-35362	10.9	5/8/20
10.26+	Executive Severance Plan and Summary Plan Description		10-Q	001-35362	10.4	8/8/17
10.27	Form of Tripadvisor Media Group Master Advertising Insertion Order		10-K	001-35362	10.23	2/21/18
10.28+	Form of Option Agreement (Domestic)		10-Q	001-35362	10.1	5/8/18
10.29+	Form of Option Agreement (International)		10-Q	001-35362	10.2	5/8/18
10.30+	Form of Restricted Stock Unit Agreement (Domestic)		10-Q	001-35362	10.3	5/8/18
10.31+	Form of Restricted Stock Unit Agreement (International)		10-Q	001-35362	10.4	5/8/18
10.32+	Form of Restricted Stock Unit Agreement (French)		10-Q	001-35362	10.5	5/8/18
10.33+	Form of Restricted Stock Unit Agreement (Performance Based Domestic)		10-Q	001-35362	10.6	5/8/18
10.34+	Form of Restricted Stock Unit Agreement (Performance Based French)		10-Q	001-35362	10.7	5/8/18
10.35+	Form of Restricted Stock Unit Agreement (Non-Employee Directors)		10-Q	001-35362	10.2	8/1/18
10.36	Governance Agreement dated as of November 6, 2019 between Tripadvisor, Inc. and Trip.com Group Limited		8-K	001-35362	10.1	11/6/19
21.1	Subsidiaries of the Registrant	X
23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included in signature page)	X

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+ Indicates a management contract or a compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

TRIPADVISOR, INC.
	By:	/s/ STEPHEN KAUFER
February 19, 2021		Stephen Kaufer Chief Executive Officer and President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 19, 2021.

Signature	Title
/s/ STEPHEN KAUFER	Chief Executive Officer, President and Director (Principal Executive Officer)
Stephen Kaufer
/s/ ERNST TEUNISSEN	Chief Financial Officer (Principal Financial Officer)
Ernst Teunissen
/s/ GEOFFREY GOUVALARIS	Chief Accounting Officer (Principal Accounting Officer)
Geoffrey Gouvalaris
/s/ GREGORY B. MAFFEI	Chairman of the Board
Gregory B. Maffei /s/ TRYNKA SHINEMAN BLAKE	Director
Trynka Shineman Blake
/s/ JAY C. HOAG	Director
Jay C. Hoag
/s/ BETSY MORGAN	Director
Betsy Morgan
/s/ GREG O’HARA	Director
Greg O’Hara
/s/ JEREMY PHILIPS	Director
Jeremy Philips
/s/ ALBERT E. ROSENTHALER	Director
Albert E. Rosenthaler

Signature	Title
/s/ JANE JIE SUN	Director
Jane Jie Sun
/s/ ROBERT S. WIESENTHAL	Director
Robert S. Wiesenthal