Form 10-Q
period 2021-03-31
TripAdvisor, Inc.
filed 2021-05-06
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding Shares at April 30, 2021
Common Stock, $0.001 par value per share	124,109,641 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended March 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended March 31,
	2021	2020
Revenue (Note 3)	$123	$278

Costs and expenses:
Cost of revenue (1)	12	19
Selling and marketing (2)	73	125
Technology and content (2)	55	69
General and administrative (2)	38	51
Depreciation and amortization	29	32
Restructuring and other related reorganization costs	—	9
Total costs and expenses	207	305
Operating income (loss)	(84)	(27)
Other income (expense):
Interest expense	(11)	(2)
Interest income	—	1
Other income (expense), net	(1)	1
Total other income (expense), net	(12)	—
Income (loss) before income taxes	(96)	(27)
(Provision) benefit for income taxes (Note 6)	16	11
Net income (loss)	$(80)	$(16)

Earnings (loss) per share attributable to common stockholders (Note 10):
Basic	$(0.59)	$(0.12)
Diluted	$(0.59)	$(0.12)
Weighted average common shares outstanding (Note 10):
Basic	136	136
Diluted	136	136

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$1	$1
Amortization of website development costs included in depreciation	16	17
	$17	$18

(2) Includes stock-based compensation expense as follows (Note 8):
Selling and marketing	$4	$4
Technology and content	$12	$11
General and administrative	$13	$11

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three months ended
	March 31,
	2021	2020
Net income (loss)	$(80)	$(16)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	(12)	(17)
Total other comprehensive income (loss), net of tax	(12)	(17)
Comprehensive income (loss)	$(92)	$(33)

(1)	Deferred income tax liabilities related to these amounts are not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$674	$418
Accounts receivable and contract assets, net of allowance for credit losses of $34 and $33, respectively (Note 3)	97	83
Income taxes receivable	50	50
Prepaid expenses and other current assets	24	22
Total current assets	845	573
Property and equipment, net of accumulated depreciation of $398 and $386, respectively	229	240
Operating lease right-of-use assets	50	54
Intangible assets, net of accumulated amortization of $208 and $206, respectively	80	86
Goodwill	852	862
Non-marketable investments (Note 4)	39	40
Deferred income taxes, net	33	10
Other long-term assets, net of allowance for credit losses of $5 and $5, respectively	104	104
TOTAL ASSETS	$2,232	$1,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13	$18
Deferred merchant payables	71	36
Deferred revenue (Note 3)	38	28
Accrued expenses and other current liabilities	155	160
Total current liabilities	277	242
Long-term debt (Note 5)	831	491
Finance lease obligation, net of current portion	70	71
Operating lease liabilities, net of current portion	41	46
Deferred income taxes, net	2	10
Other long-term liabilities	226	223
Total Liabilities	1,447	1,083

Commitments and contingencies (Note 7)
Stockholders’ equity: (Note 9)
Preferred stock, $0.001 par value	―	―
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	―	―
Authorized shares: 1,600,000,000
Shares issued: 142,914,851 and 140,775,221, respectively
Shares outstanding: 124,070,237 and 121,930,607, respectively
Class B common stock, $0.001 par value	―	―
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,244	1,253
Retained earnings	309	389
Accumulated other comprehensive income (loss)	(46)	(34)
Treasury stock-common stock, at cost, 18,844,614 and 18,844,614 shares, respectively	(722)	(722)
Total Stockholders’ Equity	785	886
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,232	$1,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended March 31, 2021
							Accumulated
			Class B		Additional		other
	Common stock		common stock		paid-in	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2020	140,775,221	$—	12,799,999	$—	$1,253	$389	$(34)	(18,844,614)	$(722)	$886
Net income (loss)						(80)				(80)
Other comprehensive loss							(12)			(12)
Issuance of common stock related to exercises of options and vesting of RSUs	2,139,630	―			7					7
Purchase of capped calls, net of tax of $9 million (Note 5)					(26)					(26)
Withholding taxes on net share settlements of equity awards					(23)					(23)
Stock-based compensation					33					33
Balance as of March 31, 2021	142,914,851	$—	12,799,999	$—	$1,244	$309	$(46)	(18,844,614)	$(722)	$785
	Three months ended March 31, 2020
							Accumulated
			Class B		Additional		other
	Common stock		common stock		paid-in	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2019	138,698,307	$—	12,799,999	$—	$1,150	$681	$(63)	(14,116,534)	$(607)	$1,161
Net income (loss)						(16)				(16)
Cumulative effect adjustment from adoption of new accounting guidance						(3)				(3)
Other comprehensive loss							(17)			(17)
Issuance of common stock related to exercises of options and vesting of RSUs	1,411,374	―			―					―
Repurchase of common stock (Note 9)								(4,707,450)	(115)	(115)
Withholding taxes on net share settlements of equity awards					(14)					(14)
Stock-based compensation					31					31
Balance as of March 31, 2020	140,109,681	$—	12,799,999	$—	$1,167	$662	$(80)	(18,823,984)	$(722)	$1,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$(80)	$(16)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29	32
Stock-based compensation expense (Note 8)	29	26
Deferred income tax expense (benefit)	(22)	9
Provision for expected credit losses	2	5
Other, net	4	(2)
Changes in operating assets and liabilities, net of effects from acquisitions and other investments:
Accounts receivable and contract assets, prepaid expenses and other assets	(21)	14
Accounts payable, accrued expenses and other liabilities	(11)	(21)
Deferred merchant payables	36	(86)
Income tax receivables/payables, net	6	(30)
Deferred revenue	9	(1)
Net cash provided by (used in) operating activities	(19)	(70)

Investing activities:
Capital expenditures, including internal-use software and website development	(10)	(20)
Net cash provided by (used in) investing activities	(10)	(20)

Financing activities:
Repurchase of common stock (Note 9)	―	(115)
Proceeds from issuance of 2026 Senior Notes, net of financing costs (Note 5)	340	―
Purchase of capped calls in connection with 2026 Senior Notes (Note 5)	(35)	―
Proceeds from 2015 Credit Facility (Note 5)	―	700
Proceeds from exercise of stock options	7	―
Payment of withholding taxes on net share settlements of equity awards	(23)	(14)
Payments of finance lease obligation and other financing activities, net	(2)	(1)
Net cash provided by (used in) financing activities	287	570
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(1)
Net increase in cash, cash equivalents and restricted cash	256	479
Cash, cash equivalents and restricted cash at beginning of period	418	319
Cash, cash equivalents and restricted cash at end of period	$674	$798

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

Under our flagship brand, Tripadvisor, we launched www.tripadvisor.com in the U.S. in 2000. In addition to the flagship Tripadvisor brand, which now operates in localized versions in approximately 50 markets worldwide, we also own and operate a portfolio of travel media brands and businesses, operating under various websites.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. We prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation, including the reclassification of $9 million in restructuring costs, related to workforce reductions, the Company incurred during the three months ended March 31, 2020 to restructuring and other related reorganization costs on our unaudited condensed consolidated statement of operations, from selling and marketing expense, technology and content expense, and general and administrative expense of $4 million, $4 million and $1 million, respectively. An amount of $7 million was paid by the Company during the three months ended March 31, 2020, with the remaining $2 million paid during the remainder of 2020.

Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

As of March 31, 2021, Liberty Tripadvisor Holdings, Inc. (“LTRIP”) beneficially owned approximately 16.4 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 13.3% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.4% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.3% of our voting power. We had no related party transactions with LTRIP during the three months ended March 31, 2021 and 2020, respectively.

Risks and Uncertainties

We continue to be subject to risks and uncertainties as a result of the COVID-19 pandemic. While we have seen varying degrees of containment of the virus in certain countries and some signs of travel recovery, the degree of containment and the recovery in travel has varied both region-to-region on a global basis, as well as state-to-state in the U.S. For example, when COVID-19 cases resurged during the fourth quarter of 2020, government restrictions and mandates were reinstated in certain geographies globally. We do not know the future path or rate of global or regional COVID-19 transmission, nor do we have visibility into when remaining or reinstated restrictions will be lifted, and where additional restrictions may be implemented or reinstated in the future due to resurgence of the virus. Correspondingly, we do not have forward-looking visibility into what the long-term impacts may be related to consumer demand for travel, usage patterns on our platform, and travel behavior patterns when travel bans and other government restrictions and mandates are fully lifted.

In the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and in Europe, and in the first quarter of 2021, vaccination distribution programs were initiated around the world. Vaccine programs in our largest markets, the U.S. and U.K., appear to be progressing well, and we expect the same for mainland Europe in the near future. We are encouraged by these developments, however the timing of widespread vaccine distributions, efficacy against variants of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, and whether consumers demand for travel and hospitality services will continue to be negatively impacted remain uncertain. Therefore, the continuing extent of the impact of the COVID-19 pandemic on our business, results of operations, liquidity and financial condition remains uncertain and is dependent on future developments that cannot be accurately predicted at this time, such as the continued transmission rate of COVID-19, additional resurgences, if any, the extent and effectiveness of containment actions taken, and the ultimate impact of these and other factors on consumer demand for travel and usage patterns on our platform. We continue to believe the travel, hospitality, restaurant, and leisure industry, and consequently our business, will continue to be adversely and materially affected while the pandemic continues and travel bans and other government restrictions and mandates continue to remain in place or be reinstated, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

Accounting Estimates

We use estimates and assumptions in the preparation of our unaudited condensed consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our unaudited condensed consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our unaudited condensed consolidated financial statements include: (i) recognition and recoverability of goodwill, and (ii) accounting for income taxes. The COVID-19 pandemic has created significant uncertainty in macroeconomic conditions, which may cause further business disruptions and continue to adversely and materially impact our results of operations. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore our revenue and profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. Due to the impact of COVID-19 on our business, however, we did not experience our typical seasonal pattern for revenue and profit during the calendar quarters within the year ended December 31, 2020, which generally has continued in the three months ended March 31, 2021. COVID-19 also contributed significantly to unfavorable working capital trends and material negative operating cash flow during the year ended December 31, 2020, and that trend, although improved since 2020 has continued in the three months ending March 31, 2021. Therefore, it is difficult to predict the seasonality for the upcoming quarters, given the continued uncertainty related to the ultimate extent and duration of the economic and consumer demand impact from COVID-19, the successful widespread distribution and execution of vaccination programs in our key markets, and the shape and timing of a recovery. In addition, significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

In August 2020, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and embedded conversion features that could be recognized separately from the primary contract. The new accounting guidance requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new accounting guidance requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted, including adoption in any interim period. We early adopted this new guidance in the first quarter of 2021 and there was no impact to any prior periods. Refer to “Note 5: Debt” as the Company applied this guidance to its 2026 Senior Notes.

There have been no other significant changes to our accounting policies since December 31, 2020, as described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, we satisfy a performance obligation

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the three months ended March 31, 2021 and 2020, respectively, related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing. The application of our revenue recognition policies and a description of our principal activities, organized by segment, from which we generate our revenue, are presented below.

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

We also generate revenue from our cost-per-action, or “CPA” model, which consists of contextually-relevant booking links to our travel partners’ websites which are advertised on our platform. We earn a commission from our travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers and we act as an agent under ASC 606 – Revenue from Contracts with Customers (“ASC 606”). Our performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as we have no post-booking service obligations. We recognize this revenue net of an estimate of the impact of cancellations, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay. To a lesser extent, we offer travel partners the opportunity to advertise and promote their business through hotel sponsored placements on our websites. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that our travel partners pay are generally based on bids submitted as part of an auction by our travel partners. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on a link to our travel partner’s websites. Bids may be submitted periodically – as often as daily – on a property-by-property basis. We record this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as our performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

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

Experiences & Dining Segment

We provide information and services that allow consumers to research and book tours, activities and experiences in popular travel destinations both through Viator, our dedicated Experiences offering, and on our Tripadvisor website and mobile apps. We also power travel tours, activities and experiences booking capabilities to consumers on affiliate partner websites, including some of the world’s top airlines, hotel chains, and online and offline travel agencies. We work with local tour or travel activities/experiences operators (“the suppliers”) to provide consumers the ability to book tours, activities and experiences (“the activities”) in popular destinations worldwide. We generate commissions for each booking transaction we facilitate through our online reservation system. We provide post-booking service to the customer until the time of the activity, which is the completion of the performance obligation. Revenue is recognized at the time that the activity occurs. We generally do not control the activity before the supplier provides it to our customer and therefore act as agent for nearly all of these transactions under ASC 606. We generally collect payment from the customer at the time of booking that includes both our commission revenue and the amount due to the supplier. Our commission revenue is recorded as deferred revenue until the activity occurs and revenue is recognized, and the amount due to the supplier is recorded as deferred merchant payables on our consolidated balance sheet until completion of the activity and payment is made to the supplier. To a lesser extent, we earn commissions from third-party merchant partners who display and promote on their websites the supplier activities available on our platform to generate bookings.  In these transactions, where we are not the merchant of record, we generally invoice and receive commissions directly from the third-party merchant partners. Our performance obligation is to allow the third-party merchant partners to display and promote on their website suppliers who utilize our platform and we earn a commission when consumers book and complete an activity. We do not control the service and act as an agent for these transactions under ASC 606. Our performance obligation is complete and revenue is recognized at the time of the booking, as we have no post-booking obligations. We recognize this revenue net of an estimate of the impact of cancellations, which is not material, using historical cancellation rates and current trends. Contract assets are recognized for commissions that are billable contingent upon completion of the activity.

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

In addition, Other also includes revenue generated from flights, cruises, and car offerings on Tripadvisor-branded websites and Tripadvisor’s portfolio of travel media brands, which primarily includes click-based advertising and display-based advertising revenue. The performance obligations, timing of customer payments for these brands, and methods of revenue recognition are generally consistent with click-based advertising and display-based advertising revenue, as described above.

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 11: Segment Information,” our business consists of two reportable segments – (1) Hotels, Media & Platform; and (2) Experiences & Dining. A reconciliation of disaggregated revenue to segment revenue is also included below. Other consists of a combination of business units, and does not constitute a reportable segment.

	Three months ended March 31,
	2021	2020
Major products/revenue sources (1):	(in millions)
Hotels, Media & Platform
Tripadvisor-branded hotels	$74	$137
Tripadvisor-branded display and platform	14	32
Total Hotels, Media & Platform	88	169

Experiences & Dining	28	83
Other	7	26
Total Revenue	$123	$278
(1)	Our revenue is recognized primarily at a point in time for all reported segments.

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers (in millions):

	March 31, 2021	December 31, 2020
Accounts receivable	73	70
Contract assets	24	13
Total	$97	$83

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

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheets. As of January 1, 2021 and 2020, we had $28 million and $62 million, respectively, recorded as deferred revenue on our unaudited condensed consolidated balance sheets, of which $11 million and $32 million, respectively, was recognized in revenue and $2 million and $6 million, respectively, was refunded due to cancellations by travelers during the three months ended March 31, 2021 and 2020, respectively. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

There were no significant changes in contract assets or deferred revenue during the three months ended March 31, 2021 and 2020 related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic continues, we may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations and tour bookings, which have been reserved by travelers and recorded as deferred revenue on our unaudited condensed consolidated balance sheet as of March 31, 2021.

NOTE 4: FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

We had no material financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

Cash and Cash Equivalents

As of March 31, 2021 and December 31, 2020, we had $674 million and $418 million, respectively, of cash and cash equivalents, which consisted of available on demand cash deposits in global financial institutions.

We generally classify cash equivalents and marketable securities, if any, within Level 1 and Level 2 as we value these financial instruments using quoted market prices (Level 1) or alternative pricing sources (Level 2). The valuation technique we use to measure the fair value of money market funds is derived from quoted prices in active markets for identical assets or liabilities. Fair values for Level 2 investments are considered “Level 2” valuations because they are obtained from independent pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Our procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from our independent pricing services against fair values obtained from another independent source.

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows primarily for the Euro versus the U.S. Dollar. For the three months ended March 31, 2021 and 2020, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts are carried at fair value on our unaudited condensed consolidated balance sheets at March 31, 2021 and December 31, 2020. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statement of operations, which was not material for the three months ended March 31, 2021. For the three months ended March 31, 2020, we recorded a net gain of $1 million related to our forward contracts.

The following table shows the net notional principal amounts of our outstanding derivative instruments as of the periods presented:

	March 31, 2021	December 31, 2020
	(in millions)
Foreign currency exchange-forward contracts (1) (2)	$9	$3

(1)

Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.

(2)

The fair value of our outstanding derivatives as of March 31, 2021 and December 31, 2020, respectively, was not material. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the balance sheet.

Counterparties to our outstanding forward contracts consist of major global financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We did not enter into any cash flow, fair value or net investment hedges as of March 31, 2021 or December 31, 2020.

Other Financial Assets and Liabilities

As of March 31, 2021 and December 31, 2020, financial instruments not measured at fair value on a recurring basis including accounts payable, accrued expenses and other current liabilities, and deferred merchant bookings, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable and contract assets, on our unaudited condensed consolidated balance sheets, as well as certain other financial assets, were measured at amortized cost and are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected.

The following table shows the aggregate principal and fair value amount of our outstanding 2025 Senior Notes and 2026 Senior Notes as of the periods presented, classified as long-term debt on our unaudited condensed consolidated balance sheets, and was considered Level 2 fair value measurements. Refer to “Note 5: Debt” for additional information on our 2025 Senior Notes and 2026 Senior Notes.

	March 31, 2021	December 31, 2020
	(in millions)
2025 Senior Notes
Aggregate principal amount	$500	$500
Carrying value amount (1)	492	491
Fair value amount (2)	541	542

2026 Senior Notes
Aggregate principal amount	$345	$—
Carrying value amount (3)	339	—
Fair value amount (2)	364	—
(1)	Net of $8 million and $9 million of unamortized debt issuance costs as of March 31, 2021 and December 31, 2020, respectively.
(2)

We estimate the fair value of our outstanding 2025 Senior Notes and 2026 Senior Notes based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

(3)	Net of $6 million in unamortized debt issuance costs.

Risks and Concentrations

In addition to the impact of COVID-19, which is discussed in “Note 1: Business Description and Basis of Presentation”, our business is subject to certain financial risks and concentrations, including concentration related to dependence on our relationships with our customers. For the year ended December 31, 2020, our two most significant travel partners, Expedia (and its subsidiaries) and Booking (and its subsidiaries), each accounted for 10% or more of our consolidated revenue and combined accounted for 25% of our consolidated revenue, with nearly all of this revenue concentrated in our Hotels, Media & Platform segment.

Financial instruments, which potentially subject us to concentration of credit risk, generally consist, at any point in time, primarily of cash and cash equivalents, corporate debt securities, forward contracts, capped calls, and accounts receivable. We maintain cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of bank account balances with financial institutions primarily denominated in U.S. dollars, Euros, British pounds, and Australian dollars. We invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities, if any, is also mitigated by the relatively short maturity period required by our investment policy. Forward contracts and capped calls are transacted with major international financial institutions with high credit standings. Forward contracts typically have maturities of less than 90 days which also mitigates credit risk. Our overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd, which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $37 million and $38 million as of March 31, 2021 and December 31, 2020, respectively, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During both the three months ended March 31, 2021 and 2020, we recognized $1 million, representing our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statements of operations. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During both the three months ended March 31, 2021 and 2020, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related-party transactions, and were not material during the three months ended March 31, 2021 and 2020.

Other Long-Term Assets

The Company holds collateralized notes (the “Notes Receivable”) with a total principal amount of $20 million from a privately-held company. The Company has classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due in 5 years and the remaining 50% due in 10 years from issuance date. As of March 31, 2021 and December 31, 2020, the carrying value of the Notes Receivable was $14 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our unaudited condensed consolidated balance sheet at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

NOTE 5: DEBT

The Company’s outstanding debt consisted of the following for the periods presented:

March 31, 2021	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(8)	$492
2026 Senior Notes	345	(6)	339
Total Long-Term Debt	$845	$(14)	$831

December 31, 2020	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(9)	$491
Total Long-Term Debt	$500	$(9)	$491

2015 Credit Facility

We are party to a credit agreement with a group of lenders initially entered in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million unsecured revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2024. The 2015 Credit Facility, among other things, requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.

We amended the 2015 Credit Facility in May 2020 and December 2020 to, among other things:

•

suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020 until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of the Company, at which time the leverage ratio covenant will be reinstated (the “Leverage Covenant Holiday”), and replace it with a minimum liquidity covenant during the Leverage Covenant Holiday, that requires us to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity;

•	decrease the aggregate amount of revolving loan commitments available to $500 million from $1.2 billion;
•	extend the maturity date of the 2015 Credit Facility from May 12, 2022 to May 12, 2024; and
•	secure the obligations under the agreement.

During the Leverage Covenant Holiday, any outstanding or future borrowings under the 2015 Credit Facility will bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. We are required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the revolving credit facility for each fiscal quarter during the Leverage Covenant Holiday and also additional fees in connection with the issuance of letters of credit. The Company may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pounds. In addition, our 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of March 31, 2021, we had issued $4 million of outstanding letters of credit under the 2015 Credit Facility.

As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the 2015 Credit Facility. For both the three months ended March 31, 2021 and 2020, we recorded total interest expense and commitment fees on our 2015 Credit Facility of $1 million to interest expense on our unaudited condensed consolidated statements of operations. During the three months ended March 31, 2020, the Company borrowed $700 million under the 2015 Credit Facility. These funds were drawn down as a precautionary measure to reinforce the Company’s liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19 and repaid by the Company during 2020.

The Credit Agreement contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Credit Agreement also limits the Company from repurchasing shares of its common stock and paying dividends, among other restrictions, during the Leverage Covenant Holiday. In addition, to secure the obligations under the Credit Agreement, the Company and certain subsidiaries have granted security interests and liens in and on substantially all of their assets as well as pledged shares of certain of the Company’s subsidiaries. As of March 31, 2021 and December 31, 2020, we were in compliance with our covenants.

2025 Senior Notes

On July 9, 2020, the Company completed the sale of $500 million aggregate principal amount of 7.0% Senior Notes due 2025 (the “2025 Senior Notes”), pursuant to a purchase agreement, dated July 7, 2020, among the Company, the guarantors party thereto and the initial purchasers party thereto in a private offering. The 2025 Senior Notes were issued pursuant to an indenture, dated July 9, 2020 (the “2025 Indenture”), among the Company, the guarantors and the trustee. The 2025 Indenture provides, among other things, that interest will be payable on the 2025 Senior Notes on January 15 and July 15 of each year, which began on January 15, 2021, until their maturity date of July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.

 The Company has the option to redeem all or a portion of the 2025 Senior Notes at any time on or after July 15, 2022 at the redemption prices set forth in the 2025 Indenture, plus accrued and unpaid interest, if any. The Company may also redeem all or any portion of the 2025 Senior Notes at any time prior to July 15, 2022, at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest, if any. In addition, before July 15, 2022, the Company may redeem up to 40% of the aggregate principal amount of the 2025 Senior Notes with the net proceeds of certain equity offerings at the redemption price set forth in the 2025 Indenture, provided that certain conditions are met. Subject to certain limitations, in the event of a Change of Control Triggering Event (as defined in the 2025 Indenture), the Company will be required to make an offer to purchase the 2025 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2025 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase. These features have been evaluated as embedded derivatives under GAAP; however, the Company has concluded they do not meet the requirements to be accounted for separately.

As of March 31, 2021, unpaid interest on our 2025 Senior Notes totaled approximately $8 million and is included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheet, and was recorded as interest expense on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

The 2025 Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, restrict the ability of the Company and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; create restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances or transfer assets to the Company or the restricted subsidiaries; enter into certain transactions with the Company’s affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and merge, consolidate or transfer or sell all or substantially all of the Company’s assets.

2026 Senior Notes

On March 25, 2021, we entered into a purchase agreement for the sale of $300 million aggregate principal amount of 0.25% Convertible 2026 Senior Notes due 2026 (the “2026 Senior Notes”) in a private offering to qualified institutional buyers. The 2026 Senior Notes included of an over-allotment option that provided the initial purchasers of the 2026 Senior Notes with the option to purchase an additional $45 million aggregate principal amount of the 2026 Senior Notes; such over-allotment option was fully exercised. In connection with the issuance of the 2026 Senior Notes, the Company entered into an Indenture, dated March 25, 2021 (the “2026 Indenture”), among the Company, the guarantors party thereto and the trustee. The terms of the 2026 Senior Notes are governed by the 2026 Indenture. The 2026 Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Senior Notes are senior unsecured obligations of the Company, although guaranteed by certain of the Company’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021, at a rate of 0.25% per annum.

The 2026 Senior Notes will be redeemable, in whole or in part, at our option at any time, and from time to time, on or after April 1, 2024 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Senior Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (2) the trading day immediately before the date we send such notice. In addition, calling any such note for redemption will constitute a make-whole fundamental change with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if it is converted after it is called for redemption.

The 2026 Senior Notes are unconditionally guaranteed, on a joint and several basis, by the guarantors on a senior, unsecured basis. The 2026 Senior Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future senior indebtedness, and senior in right of payment to all of our future subordinated indebtedness. The 2026 Senior Notes will be effectively subordinated to any of our existing and future secured indebtedness, including borrowings under our 2015 Credit Facility and our 2025 Senior Notes, to the extent of the value of the assets securing such indebtedness.

Holders may convert their 2026 Senior Notes under the following conditions at any time prior to the close of business on the business day immediately preceding January 1, 2026 in multiples of $1,000 principal amount, only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events as described in the 2026 Indenture.

In addition, holders may convert their 2026 Senior Notes, in multiples of $1,000 principal amount, at their option at any time beginning on or after January 1, 2026, and prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the 2026 Senior Notes, without regard to the foregoing circumstances.

The initial conversion rate for the 2026 Senior Notes is 13.5483 shares of common stock per $1,000 principal amount of 2026 Senior Notes, which is equivalent to an initial conversion price of approximately $73.81 per share of common stock, or approximately 4.7 million shares of common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the 2026 Indenture. Upon conversion, the Company may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock.

The Company accounts for the 2026 Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Senior Notes are bifurcated and recognized as a derivative. The net proceeds from the issuance of the 2026 Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount and the Company used a portion of the proceeds from the 2026 Senior Notes to enter into the capped call transactions as discussed below. The Company intends to use the remainder of the net proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption of our 2025 Senior Notes due 2025 prior to maturity. The debt issuance costs will be amortized over the remaining term of the 2026 Senior Notes, using the effective interest rate method over the five-year maturity of the 2026 Senior Notes, and recorded to interest expense on our unaudited condensed consolidated statements of operations. During the three months ended March 31, 2021, our effective interest rate, including the debt issuance costs, was 0.60% and total interest expense on our 2026 Senior Notes was not material.

The 2026 Senior Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.

Capped Call Transactions

In connection with the issuance of the 2026 Senior Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2026 Senior Notes and/or their respective affiliates and/or other financial institutions (the “Option Counterparties”) at a cost of approximately $35 million. The Capped Calls are separate transactions entered into by the Company with each Option Counterparty, and are not part of the terms of the 2026 Senior Notes and will not affect any noteholder’s rights under the 2026 Senior Notes. Noteholders will not have any rights with respect to the Capped Calls.

The Capped Calls cover, subject to anti-dilution adjustments, substantially similar to those applicable to the conversion rate of the 2026 Senior Notes, the number of shares of common stock initially underlying the 2026 Senior Notes, or up to approximately 4.7 million shares of our common stock. The Capped Calls are expected generally to reduce potential dilution to the common stock upon any conversion of 2026 Senior Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted 2026 Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The strike price of the Capped Calls is $73.81, while the cap price of the Capped Calls will initially be $107.36 per share of our common stock, which represents a premium of 100% over the close price of our common stock of $53.68 per share on March 22, 2021, and is subject to certain customary adjustments under the terms of the Capped Calls.

The Capped Calls are considered indexed to our own stock and are considered equity classified under GAAP, and included as a reduction to additional paid-in-capital within shareholders’ equity on the unaudited condensed consolidated balance sheet as of March 31, 2021. The Capped Calls are not accounted for as derivatives and not remeasured each reporting period. In addition, we recorded a deferred tax asset of $9 million during the three months ended March 31, 2021, as we made an income tax election allowable under Internal Revenue Service (the “IRS”) regulations in order to recover the cost of the Capped Calls as interest expense for income tax purposes over the term of the 2026 Senior Notes.

NOTE 6: INCOME TAXES

Each interim period is considered an integral part of the annual period; accordingly, we measure our income tax expense using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act made tax law changes to provide financial relief to companies as a result of the business impacts of COVID-19. Key income tax provisions of the CARES Act include changes in net operating losses (“NOL”) carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allowed us to carryback our U.S. federal NOL incurred in 2020, generating a $48 million income tax refund, which is recorded in income taxes receivable on our unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively, and is expected to be received during 2021. We also reduced our long-term transition tax payable related to the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) by $28 million as a result of the NOL carryback during the year ended December 31, 2020.

In addition, certain governments have passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, wage tax relief or other financial aid. Some of these governments have extended or are considering extending these programs. We have participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as programs in other jurisdictions'. In addition, in certain countries, such as within the European Union, Singapore, Australia, and other jurisdictions, we are also participating in programs where government assistance is in the form of wage subsidies and reductions in wage-related employer taxes paid by us. During the three months ended March 31, 2021, we recognized non-income tax related government grants and other assistance benefits of $3 million, of which $2 million in cash has been received as of March 31, 2021. These amounts were recorded as a reduction of personnel and overhead costs in the consolidated statements of operations. As of March 31, 2021 and December 31, 2020, we had a receivable remaining of $3 million and $2 million, included in prepaid expenses and other current assets on our unaudited condensed consolidated balance sheet, for payments expected to be received in 2021, which was related to qualified payroll tax credits under the CARES Act.

We had income tax benefits of $16 million and $11 million for the three months ended March 31, 2021 and 2020, respectively. The increase in our income tax benefit during the three months ended March 31, 2021, when compared to the same period in 2020, was primarily due to an increase in pretax losses recognized as of March 31, 2021, partially offset by the 2020 NOL carryback rate benefit recorded in the same period last year.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of March 31, 2021, we had an accrued interest liability of $37 million and no penalties have been accrued.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011, 2012 through 2016, and 2018 tax years, under an employment tax audit by the IRS for the 2015 through 2017 tax years, and have various ongoing audits for foreign tax years, as well as state income tax audits. These audits include questioning the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of March 31, 2021, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2012 through 2016 standalone IRS audit, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of our standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years; and in August 2020, we received Notices of Proposed Adjustment from the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $95 million to $105 million at the close of the audit if the IRS prevails, which includes $20 million to $30 million related to the 2009 through 2011 pre Spin-Off tax years. The estimated range takes into consideration competent authority relief and transition tax regulations, and is exclusive of deferred tax consequences and interest expense, which would be significant. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2016 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for tax years 2009 through 2016. We expect the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future.  Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all open subsequent years.

In January 2021, we received from HMRC an issue closure notice relating to adjustments for 2012 through 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $45 million to $55 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.

NOTE 7: COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, with the exception of expected interest payments related to the issuance of our 2026 Senior Notes, as discussed above in “Note 5: Debt”, there have been no material changes to our commitments and contingencies since December 31, 2020. Refer to “Note 13: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Legal Proceedings

In the ordinary course of business, we are party to regulatory and legal matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer protection matters), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. We record the estimated loss in our consolidated statements of operations when (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us. All legal fees incurred by the Company related to any regulatory and legal matters are expensed in the period incurred.

Income and Non-Income Taxes

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and non-income tax matters. We have reserved for potential adjustments that may result from examinations by, or any negotiated agreements with, these tax authorities. Although we believe our tax estimates are reasonable, the final determination of audits could be materially different from our historical tax provisions and accruals. The results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period for which that determination is made. Refer to “Note 6: Income Taxes” for further information on potential contingencies surrounding income taxes.

NOTE 8: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended
	March 31,
	2021	2020
	(in millions)
Selling and marketing	$4	$4
Technology and content	12	11
General and administrative	13	11
Total stock-based compensation	29	26
Income tax benefit from stock-based compensation	(5)	(6)
Total stock-based compensation, net of tax effect	$24	$20

We capitalized $3 million and $4 million of stock-based compensation expense as internal-use software and website development costs during the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2020, the Company reversed $3 million of previously recorded stock-based compensation expense related to certain performance-based RSUs. As of March 31, 2020, the Company concluded that performance metrics required to be met in order for these awards to fully vest were no longer expected to be achievable, due to COVID-19’s impact on our business.

Stock-Based Award Activity and Valuation

2021 Stock Option Activity

A summary of our stock option activity, consisting primarily of service-based non-qualified stock options during the three months ended March 31, 2021, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2020	5,615	$46.31
Granted	699	45.92
Exercised (1)	(628)	34.70
Cancelled or expired	(94)	40.93
Options outstanding at March 31, 2021	5,592	$47.66	5.6	$62
Exercisable as of March 31, 2021	3,203	$55.64	3.7	$22
Vested and expected to vest after March 31, 2021 (2)	5,592	$47.66	5.6	$62
(1)

Inclusive of 357,148 stock options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares which were withheld in connection with exercised stock options due to net share settlement to satisfy required employee tax withholding requirements and payment of the aggregate exercise price remain in the authorized but unissued pool under the Tripadvisor, Inc. 2018 Stock and Annual Incentive Plan (the “2018 Plan”) and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.
(2)

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and   therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of March 31, 2021 was $53.79. The total intrinsic value of stock options exercised for the three months ended March 31, 2021 was $8 million. This amount was not material for the three months ended March 31, 2020.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended
	March 31,
	2021	2020
Risk free interest rate	0.65%	1.18%
Expected term (in years)	5.33	5.30
Expected volatility	49.69%	42.64%
Expected dividend yield	— %	— %
Weighted-average grant date fair value	$20.35	$10.18

Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of stock options vested was $8 million for both the three months ended March 31, 2021 and 2020.

2021 RSU Activity

A summary of our activity with respect to restricted stock units (“RSUs”), consisting primarily of service-based vesting terms, during the three months ended March 31, 2021 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2020	8,111	$32.29
Granted	2,078	45.79
Vested and released (1)	(2,360)	33.94
Cancelled	(307)	32.14
Unvested RSUs outstanding as of March 31, 2021	7,522	$35.50	$405

(1)

Inclusive of 534,159 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which were withheld in connection with settlement of RSUs to satisfy required employee tax withholding requirements remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

We amortize the grant-date fair value of RSUs as stock-based compensation expense over the vesting term, which is typically over a four-year requisite service period on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

A summary of our activity related to market-based RSUs (“MSUs”) during the three months ended March 31, 2021 is presented below:

Weighted
Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2020	174	$37.29
Granted	―	―
Vested and released	―	―
Cancelled	―	―
Unvested MSUs outstanding as of March 31, 2021	174	$37.29	$9

Total current income tax benefits associated with the exercise or settlement of Tripadvisor stock-based awards held by our employees was $9 million and $12 million during the three months ended March 31, 2021 and 2020, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at March 31, 2021 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs/MSUs
Unrecognized compensation expense	$28	$212
Weighted average period remaining (in years)	2.6	2.5

NOTE 9: STOCKHOLDERS’ EQUITY

On January 31, 2018, our Board of Directors authorized the repurchase of up to $250 million of our shares of common stock under a share repurchase program. This share repurchase program has no expiration date but may be suspended or terminated by our Board of Directors at any time. During the three months ended March 31, 2021, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. During the three months ended March 31, 2020, we repurchased 4,707,450 shares of our outstanding common stock at an average share price of $24.32 per share, exclusive of fees and commissions, or $115 million in the aggregate. As of March 31, 2021 and December 31, 2020, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program and 18,844,614 shares of the Company’s common stock held in treasury with an aggregate cost of $722 million.

Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase programs discussed above in compliance with applicable legal requirements. While the Board of Directors has not suspended or terminated the share repurchase program, the terms of the 2015 Credit Facility currently limit the Company from engaging in share repurchases during the Leverage Covenant Holiday and the terms of our 2025 Indenture impose certain limitations and restrictions on share repurchases. Refer to “Note 5: Debt” for further information about our 2015 Credit Facility and our 2025 Indenture.

NOTE 10: EARNINGS PER SHARE

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

In periods of net income, shares of our common stock subject to the potential conversion of the 2026 Senior Notes outstanding during the period is also included in our weighted average number of shares outstanding used to calculate Diluted EPS using the if-converted method under GAAP, as share settlement is presumed. The Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of March 31, 2021, the market price of a share of our common stock did not exceed the $107.36 cap price.

In periods of a net loss, common equivalent shares are excluded from the calculation of Diluted EPS as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the three months ended March 31, 2021 and 2020, respectively, Diluted EPS is the same as Basic EPS, since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended March 31,
	2021	2020
Numerator:
Net income (loss)	$(80)	$(16)
Denominator:
Weighted average shares used to compute Basic EPS	135,746	136,240
Weighted average effect of dilutive securities:
Stock options	—	—
RSUs/MSUs	—	—
2026 Senior Notes (Note 5)	—	—
Weighted average shares used to compute Diluted EPS	135,746	136,240
Basic EPS	$(0.59)	$(0.12)
Diluted EPS	$(0.59)	$(0.12)

Potential common shares, consisting of outstanding stock options, service and performance-based RSUs, MSUs, and those issuable under the 2026 Senior Notes, totaling approximately 17.8 million shares and 17.0 million shares for the three months ended March 31, 2021 and 2020, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares from certain performance-based awards of approximately 0.1 million shares and 0.8 million shares for three months ended March 31, 2021 and 2020, respectively, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

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

NOTE 11: SEGMENT INFORMATION

We have two reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. Our Hotels, Media & Platform reportable segment includes the following revenue sources: (1) Tripadvisor-branded hotels revenue – primarily consisting of hotel auction revenue, subscription-based advertising, and hotel sponsored placements revenue; and (2) Tripadvisor-branded display and platform revenue – consisting of display-based advertising revenue. Our Experiences & Dining reportable segment includes an aggregation of our Experiences and Dining operating segments. All remaining business units, including Rentals, Flights & Car, and Cruises have been combined into and reported as “Other”, which does not constitute a reportable segment, as none of these businesses meet the quantitative thresholds and other criteria to qualify as reportable segments. The nature of the services provided and revenue recognition policies are summarized by reported segment in “Note 3: Revenue Recognition.” Our operating segments are determined based on how our chief operating decision maker manages our business, regularly accesses information and evaluates performance for operating decision-making purposes, including allocation of resources.

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

The following tables present our segment information for the three months ended March 31, 2021 and 2020 and includes a reconciliation of Adjusted EBITDA to Net income (loss). We record depreciation and amortization, stock-based compensation and other stock-settled obligations, goodwill, intangible asset, and long-lived asset impairments, legal reserves and settlements, restructuring and other related reorganization costs, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM. Intersegment revenue is not material and is included and eliminated in Other.

	Three months ended March 31, 2021
	Hotels, Media & Platform (1)	Experiences & Dining	Other	Corporate and Unallocated	Total
	(in millions)
Revenue	$88	$28	$7	$—	$123
Adjusted EBITDA	(3)	(24)	1	—	(26)
Depreciation and amortization				(29)	(29)
Stock-based compensation				(29)	(29)
Operating income (loss)					(84)
Other income (expense), net					(12)
Income (loss) before income taxes					(96)
(Provision) benefit for income taxes					16
Net income (loss)					(80)

	Three months ended March 31, 2020
	Hotels, Media & Platform (1)	Experiences & Dining	Other	Corporate and Unallocated	Total
	(in millions)
Revenue	$169	$83	$26	$—	$278
Adjusted EBITDA	53	(19)	6	—	40
Depreciation and amortization				(32)	(32)
Stock-based compensation				(26)	(26)
Restructuring and other related reorganization costs				(9)	(9)
Operating income (loss)					(27)
Other income (expense), net					—
Income (loss) before income taxes					(27)
(Provision) benefit for income taxes					11
Net income (loss)					(16)

(1)

Includes allocated corporate general and administrative costs of $16 million and $18 million and Tripadvisor-branded advertising expenses (primarily television advertising) of $1 million and $4 million for the three months ended March 31, 2021 and 2020, respectively.

Customer Concentrations

Refer to “Note 4: Financial Instruments and Fair Value Measurements” under the section entitled “Risks and Concentrations” for information regarding our major customer concentrations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Under our flagship brand, Tripadvisor, we launched www.tripadvisor.com in the U.S. in 2000. In addition to the flagship Tripadvisor brand, which now operates in localized versions in approximately 50 markets worldwide, we also own and operate a portfolio of travel media brands and businesses, operating under various websites.

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

COVID-19

The COVID-19 pandemic has caused a significant negative impact on the travel, hospitality, restaurant, and leisure industry and consequently adversely and materially affected our business, results of operations, liquidity and financial condition during the three months ended March 31, 2021 and 2020, as well as for the year ended December 31, 2020. Among other impacts, COVID-19 has negatively impacted global consumer demand and consumers’ ability to travel, thereby causing many of our travel partners to operate at significantly reduced service levels.

Commencing in late February 2020 and progressively worsening through March 2020, we experienced a significant decline in user demand for our products and services as well as an increase in customer cancellations, concurrent with widespread travel restrictions imposed by governments and businesses in response to the COVID-19 pandemic. In the second half of March 2020 and throughout April 2020, significant year-over-year revenue declines generally stabilized across the Company’s segments and products, a trend which generally continued throughout the second quarter of 2020, although modestly improved during the third quarter of 2020. Beginning in the fourth quarter of 2020, governments again, particularly in Europe, began to impose new restrictions to mitigate the spread of the virus, which again negatively impacted trends. The adverse impact to our business from COVID-19 was significant, albeit unevenly at different points in time and in different geographies throughout 2020. These adverse impacts continued to negatively impact the travel, hospitality, restaurant, and leisure industry and dampen consumer demand for our products and services throughout the first quarter of 2021. This impact has been driven by the pandemic’s proliferation, intermittent containment and resurgence of the virus and new variants of the virus in various marketplaces, followed by travel restrictions and other mandates put in place, lifted and/or reinstated at different timeframes during 2020 by local governments to mitigate the spread of the virus. As such, the travel industry’s recovery from, the COVID-19 pandemic has varied both region-to-region on a global basis, as well as state-to-state in the U.S.

Traffic trends on our websites have improved since the significant declines seen in the second half of March 2020 and throughout April 2020, as monthly unique users on Tripadvisor-branded websites for the month of April 2020 were approximately 33% of 2019’s comparable period. By means of showing a comparison to a pre-COVID-19 timeframe, in the individual months of January, February, and March 2021 monthly unique users on Tripadvisor-branded websites were approximately 53%, 56%, and 58% of 2019’s comparable periods, respectively, which showed some improvement month-to-month as the quarter progressed, driven by vaccine progress and leisure travel’s improving recovery. This improvement was primarily in the U.S. market, with U.S. monthly unique users in the month of March 2021 at nearly 80% of the March 2019 level, while monthly unique users outside the U.S. were approximately 50% of the March 2019 level, driven most notably in Europe which continued to be negatively impacted by restrictions put in place in key markets. In addition, monthly unique users on Tripadvisor-branded websites during the first quarter of 2021 increased to approximately 68% of the prior year’s comparable period, in comparison to approximately 62% of the prior year’s comparable period during the fourth quarter of 2020.

Our consolidated revenue for the three months ended March 31, 2021 was $123 million, or a decrease of 56% when compared to the same period in 2020, however consistent with the improvement in the traffic trends, noted above, consolidated revenue increased 6% as compared to the three months ended December 31, 2020. In addition, the first quarter of 2021 showed improvement as the quarter progressed on a month-to-month basis, as consolidated revenue for the month of March 2021 was approximately 39% of March 2019 consolidated revenue (a pre-COVID-19 period) as compared to consolidated revenue for the months of January and February 2021 being approximately 26% and 33% of January and February 2019 consolidated revenue, respectively, driven by improving recovery in the U.S. market.

In the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and Europe, and in the first quarter of 2021, vaccination distribution programs were initiated around the world. Vaccine programs in our largest markets, the U.S. and U.K., appear to be progressing well, and we expect the same for mainland Europe in the near future. We are encouraged by these developments; although the timing of widespread vaccine distributions on a global basis, and efficacy against variants of COVID-19 remains unclear. In addition, the duration of the negative impact of COVID-19 on our results of operations, liquidity and financial condition remains uncertain and is dependent upon factors beyond our control, such as the continued transmission rate of COVID-19, additional resurgences, if any, the extent and effectiveness of containment actions taken, and the ultimate impact of these and other factors on consumer demand for travel and usage patterns on our platform. Even though uncertainty remains, we are optimistic that the travel market will likely improve as 2021 progresses, driven by vaccination programs and what we believe to be significant pent-up demand for leisure travel and hospitality services. Although we cannot predict with certainty the full impact of the COVID-19 pandemic on our full year 2021 financial results, we currently expect that the pandemic will continue to have a material, negative impact on our second quarter 2021 financial results, which we expect to lessen as 2021 progresses.

In response to the impact of the COVID-19 pandemic, we took several steps to further strengthen our financial position and balance sheet and maintain financial liquidity and flexibility, including, but not limited to, restructuring activities, reducing our ongoing operating expenses and headcount, additional borrowings of debt, and amendments to our 2015 Credit Facility, all of which are described in more detail below.

Liquidity

During the first quarter of 2020, we borrowed $700 million under the 2015 Credit Facility as a precautionary measure to reinforce our liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19. We repaid these borrowings in full in the third quarter of 2020 using proceeds from our 2025 Senior Notes, noted below. In addition, during 2020, by means of amendments to our 2015 Credit Facility, we were able to secure, among other things, covenant relief in the form of suspending our leverage ratio covenant and replacing it with a minimum liquidity covenant, until the earlier of the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, or such earlier date as we may elect, when the leverage ratio covenant will then be reinstated. We also extended the maturity date of this facility to May 2024.

In July 2020, we completed the sale of $500 million aggregate principal amount of senior notes in a private offering, our 2025 Senior Notes, at 7.0% per annum with a maturity date of July 15, 2025. We used the net proceeds received of $490 million, net of debt issuances costs, to repay a portion of our 2015 Credit Facility borrowings, noted above.

In addition, during March 2021, we completed the sale of $345 million aggregate principal amount of senior notes in a private offering, our 2026 Senior Notes, at 0.25% per annum with a maturity date of April 1, 2026. Concurrently, but separately, we used a portion of the proceeds received from the 2026 Senior Notes to enter into privately negotiated capped call transactions with certain of the initial purchasers of the 2026 Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million. The Company intends to use the remainder of the net proceeds from this offering for general corporate purposes, which may include repayment of debt, including the redemption of a portion of its 2025 Senior Notes prior to maturity.

We believe these measures provide us additional flexibility which will be important given our continued limited ability to predict our future financial performance due to the uncertainty associated with COVID-19, as well as consumer behavior and restrictive measures put in place in response to COVID-19.

Refer to “Note 5: Debt” in the notes to the unaudited condensed consolidated financial statements in Item 1 on this Quarterly Report on Form 10-Q for further detailed information about our 2015 Credit Facility, 2025 Senior Notes, and 2026 Senior Notes.

Cost Reduction Measures

During the first quarter of 2020, the Company instituted a cost reduction initiative to preserve cash flows, including targeted workforce reduction measures largely in the Experiences & Dining segment, in addition to optimizing and reducing brand advertising as the Company pivoted to leverage newer mediums we believe will be more effective than our historically television-focused campaign.

During the latter part of the first quarter of 2020, and in response to the COVID-19 pandemic, the Company instituted additional cost reduction measures, including the elimination of the majority of discretionary spending, business travel and non-critical vendor relationships, brand advertising, as well as cessation of nearly all new hiring and contingent staff, reduction of targeted employee benefits and the furlough of over 100 employees.

The Company incurred pre-tax restructuring and related reorganization costs of $9 million during the three months ended March 31, 2020, related to workforce reductions. Such costs were recorded on our unaudited condensed consolidated statement of operations and fully paid by the Company during 2020.

On April 28, 2020, management approved and the Company announced an additional cost reduction initiative in response to the continued economic and financial impacts resulting from the COVID -19 pandemic, which included the following:

•	Enacting a workforce reduction eliminating more than 900 employees;
•	Furloughing additional employees bringing the total furloughed employees during March and April 2020 to approximately 850 employees, primarily in our European operations at TheFork; and
•	Making targeted reductions of the Company’s office lease portfolio, primarily either through subleasing or allowing property leases to expire.

Later in 2020, nearly all of the Company’s previously furloughed employees had returned to their jobs; however, during the fourth quarter of 2020, the Company again furloughed approximately 400 employees, primarily in our European operations of TheFork, all of who largely remained furloughed as of March 31, 2021. This action taken by the Company was a direct result of the reinstatement of government restrictions related to restaurants in various countries within Europe in response to a resurgence of COVID-19 in those markets.

We have continued to maintain these cost-reductions measures during the first quarter of 2021 and expect the majority of these costs saving to continue for the remainder of fiscal 2021.

CARES Act and Other Governmental Relief

In March 2020, the U.S. government enacted the CARES Act. The CARES Act is an emergency economic stimulus package enacted in response to the COVID-19 pandemic, which includes numerous income tax provisions, some of which are effective retroactively. During the three months ended March 31, 2021, the Company did not record any income tax benefit under the CARES Act, however, during the three months ended March 31, 2020, the Company recorded an income tax benefit of $14 million, as a result of a loss carryback provision provided under the CARES Act.

In addition, certain governments have passed legislation to assist businesses during the COVID-19 pandemic through loans, wage subsidies, wage tax relief or other financial aid. Some governments have extended or are considering extending these programs. The Company has participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as other jurisdictions' programs. During the three months ended March 31, 2021, we recognized non-income tax related government grants and other assistance benefits of $3 million, as a reduction of personnel and overhead costs in the unaudited condensed consolidated statement of operations, while no such benefits were recorded during the three months ended March 31, 2020.

For additional information on income tax and other benefits recorded by the Company under the CARES Act and other governmental relief programs, refer to “Note 6: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 on this Quarterly Report on Form 10-Q.

Hotels, Media & Platform Segment

Our Hotels, Media & Platform segment is comprised of: Tripadvisor-branded hotels revenue and Tripadvisor-branded Display and Platform Revenue.

Tripadvisor-branded hotels revenue primarily includes hotel auction revenue and, to a lesser extent, hotel B2B revenue, which includes click-based revenue generated from hotel sponsored placement advertising that enables hotels to enhance their visibility on Tripadvisor hotel pages, and subscription-based advertising services that we offer to travel partners. Tripadvisor-branded Display and Platform Revenue primarily includes impression-based advertising revenue.

Our overall strategic objective in our Hotels, Media & Platform segment is to preserve profit while driving increased customer engagement and monetization on the Tripadvisor platform. We seek to achieve this by delivering consumers compelling products and a holistic user experience, as well as by offering travel partners a diverse set of advertising opportunities.

For consumers, we test and implement product enhancements that deliver a more engaging and comprehensive hotel shopping experience. This includes providing rich, immersive content – reviews, photos, videos and ratings, among other contributions, increasing the number of travel partners and properties as well as the available hotel supply on our platform. We believe providing consumers tools to discover, research, price shop and book a comprehensive selection of accommodations helps increase brand awareness and brand loyalty and, over time, can result in deeper consumer engagement, more qualified leads delivered to travel partners and greater monetization on our platform.

We seek to monetize our influence through hotel-related product improvements, supply and marketing efforts and customer advertising opportunities. Historically, we have generated a significant amount of hotel shoppers from search engines, such as Google. A hotel shopper is a visitor to our sites that views either a listing of hotels in a city or a specific hotel page. Our key ongoing objective related to traffic acquisition is to attract or acquire hotel shoppers at or above our desired marketing return on investment targets. Over the long-term, we are focused on driving a greater percentage of our traffic from direct traffic sources rather than search engines, which comes with little to no traffic acquisition costs.

As noted in the “COVID-19” discussion above, during the three months ended March 31, 2021, the COVID-19 pandemic remained the primary, material and adverse driver of our financial results. Impacts have been particularly adverse in Europe, where reinstated lockdowns, beginning in the fourth quarter of 2020, aimed to mitigate the spread of the virus have significantly impacted consumer demand for travel and hospitality-related activity, while our U.S. market has begun to show improvement during the latter part of the first quarter of 2021. For example, in the month of March 2021, our U.S. hotel auction revenue reached approximately 67% when compared to the same period in 2019, demonstrating increased consumer interest and demand for hospitality-related activity in the U.S.

Over the long-term, we believe that improving our offerings to deepen consumer engagement on our platform will enable us to more effectively monetize our influence. For example, in Tripadvisor-branded display and platform revenue, we enable travel partners to amplify their brand, generate brand impressions, and potentially drive qualified leads and bookings for their businesses. Historically, we have limited both the type and number of display-based advertising opportunities we make available to travel partners, particularly on mobile phone, which, in turn, has limited display-based advertising revenue growth. However, we continue to work on initiatives to better leverage our audience, content, data, travel influence and platform breadth to open up new media advertising opportunities through a more modern, high-powered advertising suite spanning native, video and programmatic solutions. We intend to broaden our solution to a larger set of advertising travel endemic and non-travel endemic advertising partners, including industries such as entertainment, spirits, and finance. On the consumer side, we are focused on making Tripadvisor membership more valuable for consumers. As an example, during the second half of 2020, we introduced our first direct-to-consumer offerings. The first was Reco, a travel concierge service that connects travelers with a curated community of expert trip designers in local travel destinations. Then in December 2020, we beta-launched Tripadvisor Plus, an annual subscription-based membership that offers discounts to consumers for hotels and experiences, as well as other perks and benefits.

These efforts demonstrate our continued focus on increasing the quality of customer engagement on our platform, including driving membership growth, increasing personalization, and innovating our mobile app experience. We believe delivering – and improving upon – a great experience for users will encourage more users to use our products and services more frequently, increase member growth and member engagement, and drive loyalty to our brand, products, and services. In turn, we believe this makes our platform more attractive for travel partners, and can result in increased monetization over time.

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

During the three months ended March 31, 2021, our Experiences & Dining segment’s financial results continued to be adversely and materially impacted by the COVID-19 pandemic. Beginning in the fourth quarter of 2020, and continuing through the first quarter of 2021, governments again, particularly in Europe, reinstated restrictions to try to mitigate the resurgence of the virus, which negatively and materially our Experiences & Dining segment’s financial results. However, during the month of March 2021, we did begin to see improvement in U.S. consumers making domestic Experiences bookings, as U.S. point of sales reached 50% of 2019 when compared to the same period, and we also saw progression within the first quarter of 2021, whereas in both the months of January and February 2021, U.S. point of sales was approximately 30% of 2019 when compared to the same period, respectively.

Throughout the pandemic, we have explored new initiatives to delight and engage consumers. For example, we improved our page speed time and began offering contextual recommendations on our sites, as well as the beta-launch of Tripadvisor Plus, which offers our members discounts on experience bookings on Tripadvisor.

Other

Other is a combination of our Rentals, Flights & Car, and Cruise businesses and is not considered a reportable segment. Similar to our other business units, Other financial results continue to be adversely and materially impacted by the COVID-19 pandemic during the three months ended March 31, 2021, driven primarily by impacts from the COVID-19 pandemic. Its financial results were also impacted during the three months ended March 31, 2021, as a result of the sale of our SmarterTravel business during the second quarter of 2020. We continue to operate these businesses opportunistically as they complement our overall strategic objectives to deliver more value to consumers and travel partners.

Employees

As of March 31, 2021, the Company had 2,579 employees, which includes approximately 400 furloughed employees primarily based in our European operations at TheFork as a direct result of the reinstatement of government restrictions related to restaurants in various countries within Europe in response to the resurgence of COVID-19 in those markets. Our number of employees decreased approximately 34% when compared to the same period in 2020, as a result of the Company enacting workforce reductions in response to the COVID-19 pandemic during 2020. Nearly 40% and 50% of the Company’s current employees are based in the U.S. and Europe, respectively. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

In response to the COVID-19 pandemic, we have in place business continuity programs to ensure that employees are safe and that our teams continue to function effectively while working remotely.

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore our revenue and profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. Due to the impact of COVID-19 on our business, however, we did not experience our typical seasonal pattern for revenue and profit during the calendar quarters within the year ended December 31, 2020, which generally has continued in the three months ended March 31, 2021. COVID-19 also contributed significantly to unfavorable working capital trends and material negative operating cash flow during the year ended December 31, 2020, and that trend, although improved since 2020 has continued in the three months ending March 31, 2021. Therefore, it is difficult to predict the seasonality for the upcoming quarters, given the continued uncertainty related to the ultimate extent and duration of the economic and consumer demand impact from COVID-19, the successful widespread distribution and execution of vaccination programs in our key markets, and the shape and timing of a recovery. In addition, significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Significant Accounting Policies and New Accounting Pronouncements

Refer to “Note 2: Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for an overview of new accounting pronouncements that we have adopted in the first quarter of 2021 on our unaudited condensed consolidated financial statements.

There have been no significant changes to our significant accounting policies since December 31, 2020, other than described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Statement of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended March 31,		% Change
	2021	2020	2021 vs. 2020
Revenue	$123	$278	(56)%

Costs and expenses:
Cost of revenue	12	19	(37)%
Selling and marketing	73	125	(42)%
Technology and content	55	69	(20)%
General and administrative	38	51	(25)%
Depreciation and amortization	29	32	(9)%
Restructuring and other related reorganization costs	—	9	n.m.
Total costs and expenses:	207	305	(32)%
Operating income (loss)	(84)	(27)	211%
Other income (expense)
Interest expense	(11)	(2)	450%
Interest income	—	1	n.m.
Other income (expense), net	(1)	1	n.m.
Total other income (expense), net	(12)	—	n.m.
Income (loss) before income taxes	(96)	(27)	256%
(Provision) benefit for income taxes	16	11	45%
Net income (loss)	$(80)	$(16)	400%

Other Financial Data:
Adjusted EBITDA (1)	$(26)	$40	n.m.

n.m. = not meaningful (1) See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

	Three months ended March 31,		% Change
	2021	2020	2021 vs. 2020
Revenue by Segment:	(in millions)
Hotels, Media & Platform	$88	$169	(48)%
Experiences & Dining	28	83	(66)%
Other	7	26	(73)%
Total revenue	$123	$278	(56)%
Adjusted EBITDA by Segment:
Hotels, Media & Platform	$(3)	$53	n.m.
Experiences & Dining	(24)	(19)	26%
Other	1	6	(83)%
Total Adjusted EBITDA	$(26)	$40	n.m.
Adjusted EBITDA Margin by Segment (1):
Hotels, Media & Platform	(3)%	31%
Experiences & Dining	(86)%	(23)%
Other	14%	23%
(1)	“Adjusted EBITDA Margin by Segment” is defined as Adjusted EBITDA by segment divided by revenue by segment.

Hotels, Media & Platform Segment

Hotels, Media & Platform segment revenue decreased by $81 million, or 48%, during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to the continued impacts of COVID-19 on our business as discussed above.

Hotels, Media & Platform segment Adjusted EBITDA decreased $56 million during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to a decrease in revenue, as noted above, partially offset primarily by reductions in direct selling and marketing expenses related to search engine marketing, or SEM, and other online paid traffic acquisition costs in response to a decline in consumer demand related to COVID-19, a reduction in personnel costs as a result of workforce reductions related to our cost-reduction measures in response to COVID-19, and, to a lesser extent, television advertising costs.

The following is a detailed discussion of the revenue sources within our Hotels, Media & Platform segment:

	Three months ended March 31,		% Change
	2021	2020	2021 vs. 2020
	(in millions)
Hotels, Media & Platform:
Tripadvisor-branded hotels	$74	$137	(46%)
Tripadvisor-branded display and platform	14	32	(56%)
Total Hotels, Media & Platform revenue	$88	$169	(48%)

Tripadvisor-branded Hotels Revenue

For the three months ended March 31, 2021 and 2020, 84% and 81%, respectively, of our total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue decreased $63 million, or 46%, during the three months ended March 31, 2021, when compared to the same period in 2020. This decrease was primarily driven by reduced consumer demand as a result of COVID-19, concurrent with widespread travel restrictions and service limitations on our travel partners imposed by local and federal governments at various stages and degrees, beginning during the first quarter of 2020, and continuing through the first quarter of 2021 in response to the pandemic. Impacts have been particularly adverse in Europe, where reinstated lockdowns, beginning in the fourth quarter of 2020, aimed to mitigate the spread of the virus have significantly impacted consumer demand for travel and hospitality-related activity, while our U.S. market showed improvement in the latter part of the first quarter of 2021, as discussed above.

Tripadvisor-branded Display and Platform Revenue

For the three months ended March 31, 2021 and 2020, 16% and 19%, respectively, of Hotels, Media & Platform segment revenue was derived from our Tripadvisor-branded display and platform revenue, which consists of revenue from Tripadvisor-branded display-based advertising.

Tripadvisor-branded display-based advertising revenue decreased by $18 million, or 56%, during the three months ended March 31, 2021, when compared to the same period in 2020, primarily driven by a decrease in marketing spend from our advertisers due to lack of consumer demand resulting from the impact of COVID-19, as described above.

Experiences & Dining Segment

Experiences & Dining segment revenue decreased by $55 million, or 66%, during the three months ended March 31, 2021, when compared to the same period in 2020. Since the first quarter of 2020, this segment’s revenue has been negatively impacted by a significant reduction in consumer demand due to the COVID-19 pandemic, which has reduced consumer willingness to research, purchase, and consume travel and leisure activities. Impacts have also been driven by a wide variety of government-instituted actions and restrictions around the globe aimed at limiting the spread of the virus, which have limited consumer access to experience offerings and restaurants. For instance, during the first quarter of 2021, restaurants in most of the European countries in which our Dining business operates were ordered to remain closed. In our Experiences offering, first quarter 2021 activity was largely limited to U.S. consumers making domestic bookings. However, U.S. trends improved as the quarter progressed, which we believe is due to vaccination progress in that market. In March 2021, for example, our U.S. point-of-sale bookings reached 50% of 2019 when compared to the same period, whereas in both the months of January and February 2021, U.S. point-of-sale bookings was approximately 30% of 2019 when compared to the same period, respectively.

Experiences & Dining segment Adjusted EBITDA decreased $5 million, or 26%, during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to the decrease in revenue as noted above, partially offset primarily by a reduction in personnel costs as a result of workforce reductions related to our cost-reduction measures in response to COVID-19, reduced selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to continued reduced consumer demand and lack of, or reduced, availability of dine-in restaurants, experiences and tours, albeit unevenly during the course of the first quarter of 2021 as a result of COVID-19, and, to a lesser extent, decreased direct costs related to credit card payments and other transaction costs directly related to reduced revenue, and also lower television advertising costs.

Other

Other revenue, which includes Rentals revenue in addition to primarily click-based advertising and display-based advertising revenue from our Flights, Cars, and Cruises offerings on Tripadvisor websites, decreased by $19 million or 73% during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to decreased consumer demand and subsequently reduced travel partner spend, similar to our other businesses, as a result of COVID-19, and subsequent widespread global travel restrictions and service limitations on travel partners imposed by local and federal governments at various stages and degrees beginning during the first quarter of 2020, and continuing through the first quarter of 2021 in response to the pandemic and, to a lesser extent, the sale of our SmarterTravel business during the second quarter of 2020.

Adjusted EBITDA in Other decreased $5 million, or 83%, during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to the decrease in revenue as noted above, partially offset primarily by a reduction in personnel costs as a result of workforce reductions related to our cost-reduction measures in response to COVID-19, as well as reductions in selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to a decline in consumer demand related to COVID-19.

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

	Three months ended March 31,		% Change
	2021	2020	2021 vs. 2020
	(in millions)
Direct costs	$7	$12	(42%)
Personnel and overhead	5	7	(29%)
Total cost of revenue	$12	$19	(37%)
% of revenue	9.8%	6.8%

Cost of revenue decreased $7 million during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to decreased direct costs from credit card payment and other revenue-related transaction costs in our Experiences & Dining segment in correlation with the reduction in revenue related to COVID-19, and to a lesser extent a decrease in personnel and overhead costs as a result of a reduction in headcount related to our cost-reduction measures across our business in response to COVID-19.

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

	Three months ended March 31,		% Change
	2021	2020	2021 vs. 2020
	(in millions)
Direct costs	$29	$64	(55%)
Personnel and overhead	44	61	(28%)
Total selling and marketing	$73	$125	(42%)
% of revenue	59.3%	45.0%

Direct selling and marketing costs decreased $35 million during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to a decrease in SEM and other online traffic acquisition costs across all our segments and businesses and, to a lesser extent, a decrease in television advertising costs, driven by cost reduction measures primarily in response to the financial impact to the Company due to a decline in consumer demand caused by COVID-19.

Personnel and overhead costs decreased $17 million during the three months ended March 31, 2021, when compared to the same period in 2020, primarily as a result of a reduction in headcount related to our cost-reduction measures across our business in response to COVID-19.

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

	Three months ended March 31,		% Change
	2021	2020	2021 vs. 2020
	(in millions)
Personnel and overhead	$50	$61	(18%)
Other	5	8	(38%)
Total technology and content	$55	$69	(20%)
% of revenue	44.7%	24.8%

Technology and content costs decreased $14 million during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to decreased personnel and overhead costs across our business as a result of a reduction in headcount driven by cost-reduction measures across our business in response to COVID-19.

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

	Three months ended March 31,		% Change
	2021	2020	2021 vs. 2020
	(in millions)
Personnel and overhead	$29	$34	(15%)
Professional service fees and other	9	17	(47%)
Total general and administrative	$38	$51	(25%)
% of revenue	30.9%	18.3%

General and administrative costs decreased $13 million during the three months ended March 31, 2021, when compared to the same period in 2020. Personnel and overhead costs decreased $5 million during the three months ended March 31, 2021 primarily driven by a reduction in headcount related to our cost-reduction measures across our business in response to COVID-19. Professional service fees and other decreased $8 million during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to a decrease in bad debt expense, certain non-income related taxes, and third-party professional service costs.

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

	Three months ended March 31,
	2021	2020
	(in millions)
Depreciation	$23	$25
Amortization of intangible assets	6	7
Total depreciation and amortization	$29	$32
% of revenue	23.6%	11.5%

Depreciation and amortization decreased $3 million during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to the completion of amortization related to certain intangible assets from previous business acquisitions and lower depreciation related to capitalized software and website development costs driven by a reduction in headcount related to our cost-reduction measures across our business in response to COVID-19.

Restructuring and other related reorganization costs

Restructuring and other related reorganization costs consist primarily of employee severance and related benefits.

	Three months ended March 31,
	2021	2020
	(in millions)
Restructuring and other related reorganization costs	$—	$9
% of revenue	0.0%	3.2%

Restructuring and other related reorganization costs decreased $9 million during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to restructuring actions taken by the Company in the first quarter of 2020 to reduce our cost structure and improve our operational efficiencies, including headcount reduction. No further restructuring costs were incurred during the three months ended March 31, 2021.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to our 2015 Credit Facility, 2025 Senior Notes, 2026 Senior Notes, as well as interest on finance leases.

	Three months ended March 31,
	2021	2020
	(in millions)
Interest expense	$(11)	$(2)

Interest expense increased $9 million during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to the issuance of our 2025 Senior Notes in July 2020. Refer to “Note 5: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

Other Income (Expense), Net

Other income (expense), net generally consists of net foreign exchange gains and losses, forward contract gains and losses, earnings/(losses) from equity method investments, gain/(loss) and impairments on non-marketable investments, gain/loss on sale/disposal of businesses, and other non-operating income (expenses).

	Three months ended March 31,
	2021	2020
	(in millions)
Other income (expense), net	$(1)	$1

Other income, net decreased $2 million during the three months ended March 31, 2021 when compared to the same period in 2020, primarily due to net foreign currency transaction losses as a result of the fluctuation of foreign exchange rates during the three months ended March 31, 2021.

(Provision) Benefit for Income Taxes

	Three months ended March 31,
	2021	2020
	(in millions)
(Provision) benefit for income taxes	$16	$11
Effective tax rate	16.7%	40.7%

Our effective tax rates for the three months ended March 31, 2021 and 2020 were 16.7% and 40.7%, respectively. For the three months ended March 31, 2021, the effective tax rate was less than the federal statutory rate primarily due to valuation allowances on foreign losses.

We had income tax benefits of $16 million and $11 million for the three months ended March 31, 2021 and 2020, respectively. The increase in our income tax benefit during the three months ended March 31, 2021, when compared to the same period in 2020, was primarily due to an increase in loss before income taxes recognized during the three months ended March 31, 2021, partially offset by a 2020 NOL carryback rate benefit related to the CARES Act recorded in the same period last year. Refer to “Note 6: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

Net income (loss)

	Three months ended March 31,
	2021	2020
	(in millions)
Net income (loss)	$(80)	$(16)
Net income (loss) margin	(65.0%)	(5.8%)

Net loss increased $64 million during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to a decrease in revenue, primarily related to the negative impact on the Company’s business related to the COVID-19 pandemic, as described above in “Revenue and Segment Information”, partially offset by a decrease in total costs and expenses, largely as a result of cost reduction measures initiated by the Company in 2020 in response to the COVID-19 pandemic, as described above in “Consolidated Expenses.”

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2021	2020
	(in millions)
Net income (loss)	$(80)	$(16)
Add: (Benefit) provision for income taxes	(16)	(11)
Add: Other expense (income), net	12	—
Add: Restructuring and other related reorganization costs	—	9
Add: Stock-based compensation	29	26
Add: Depreciation and amortization	29	32
Adjusted EBITDA	$(26)	$40

Related Party Transactions

For information on our relationship with LTRIP, which may be deemed to beneficially own equity securities representing 57.3% of our voting power as of March 31, 2021, refer to “Note 1: Business Description and Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q. We had no related party transactions with LTRIP during the three months ended March 31, 2021 and 2020.

Stock-Based Compensation

Refer to “Note 8: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of 698,890 service-based stock options with a weighted average grant-date fair value per option of $20.35 and 2,077,519 service-based RSUs with a weighted average grant-date fair value of $45.79 during the three months ended March 31, 2021.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under our 2015 Credit Facility. As of March 31, 2021 and December 31, 2020, we had $674 million and $418 million, respectively, of cash and cash equivalents, with nearly $500 million of available borrowing capacity under our 2015 Credit Facility. As of March 31, 2021, approximately $82 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which approximately 44% was located in the U.K. As of March 31, 2021, the significant majority of our cash was denominated in U.S. dollars. As of March 31, 2021, the Company had $845 million in long-term debt, as a result of the issuance of our 2025 Senior Notes in July 2020 and 2026 Senior Notes in March 2021, as discussed below.

As of March 31, 2021, we had $442 million of cumulative undistributed earnings in foreign subsidiaries, of which $324 million of these cumulative undistributed foreign earnings were not considered to be indefinitely reinvested. During the three months ended March 31, 2021, we maintained a deferred income tax liability, which was not material, for the U.S. state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested. We intend to indefinitely reinvest $118 million of these foreign earnings in our non-U.S. subsidiaries, which determination of any related unrecognized deferred income tax liability is not practicable.

2015 Credit Facility

As of March 31, 2021, we are party to our 2015 Credit Facility with a group of lenders, which, among other things, provides for a $500 million revolving credit facility with a maturity date of May 12, 2024.

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

However, we amended the 2015 Credit Facility in May 2020 and December 2020, to among other things, suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020 until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of the Company, at which time the leverage ratio covenant will be reinstated (the “Leverage Covenant Holiday”); replacing it with a minimum liquidity covenant during the Leverage Covenant Holiday, that requires us to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity and secure the obligations under the agreement.

During the Leverage Covenant Holiday, any borrowings under the 2015 Credit Facility will bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. We are also required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the revolving credit facility for each fiscal quarter during the Leverage Covenant Holiday. The 2015 Credit Facility also limits the Company from making certain payments and distributions, including share repurchases and dividends, during the Leverage Covenant Holiday.

As of March 31, 2021 and December 31, 2020, we had no outstanding borrowings and were in compliance with our covenants under the 2015 Credit Facility. While there can be no assurance that we will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday expires, based on our current projections, we do not believe there is a material risk we will not remain in compliance throughout the next twelve months.

During the first quarter of 2020, the Company borrowed $700 million under the 2015 Credit Facility. These funds were drawn down as a precautionary measure to reinforce our liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. The Company repaid those borrowings in full during the third quarter of 2020 with proceeds received from the 2025 Senior Notes, as discussed below.

2025 Senior Notes

In July 2020, the Company completed the sale of $500 million in 2025 Senior Notes. The 2025 Senior Notes provide, among other things, that interest, at an interest rate of 7.0% per annum, will be payable on January 15 and July 15 of each year, beginning on January 15, 2021, until their maturity on July 15, 2025. The Company used the net proceeds from the 2025 Senior Notes, or $490 million, net of approximately $10 million in debt issuances costs, to repay a portion of our outstanding borrowings under our 2015 Credit Facility, as noted above. The 2025 Senior Notes are senior unsecured obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.

2026 Senior Notes

In March 2021, the Company completed the sale of $345 million of our 2026 Senior Notes. The 2026 Senior Notes provide, among other things, that interest, at an interest rate of 0.25% per annum, will be payable on April 1 and October 1 of each year, beginning on October 1, 2021, until their maturity on April 1, 2026. Concurrently, but separately, the Company used a portion of the proceeds from the 2026 Senior Notes to enter into privately negotiated capped call transactions with certain of the initial purchasers of the 2026 Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million. The Company intends to use the remainder of the net proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption of the 2025 Senior Notes prior to maturity. The 2026 Senior Notes are senior unsecured obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.

The 2025 Senior Notes and 2026 Senior Notes are not registered securities and there are currently no plans to register these notes as securities in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries of these notes.

For further information on our 2015 Credit Facility, 2025 Senior Notes, and 2026 Senior Notes, refer to “Note 5: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

Significant sources and uses of capital

As of March 31, 2021, we had $75 million remaining available to repurchase shares of our common stock under our existing share repurchase program authorized by our Board of Directors. During the three months ended March 31, 2021, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. During the three months ended March 31, 2020, we repurchased 4,707,450 shares of our outstanding common stock at an average share price of $24.32 per share, exclusive of fees and commissions, or $115 million in the aggregate. The terms of our 2015 Credit Facility were amended to limit the Company from share repurchases during the Leverage Covenant Holiday and the terms of the 2025 Indenture related to the 2025 Senior Notes also impose certain limitations and restrictions on share repurchases.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows related to working capital. In our Experiences business and our Rentals free-to-list model, we generally receive cash from travelers at the time of booking and we record these amounts, net of commissions, on our consolidated balance sheet as deferred merchant payables. We pay the suppliers, or the experience providers and/or property rental owners, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the supplier and this operating cycle represents a source or use of cash to us. During the first half of the year Experiences and Rentals bookings typically exceed the amount of completed tour-taking and stays, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. However, this seasonal trend has been negatively and materially impacted by COVID-19’s impact on our business throughout the year of 2020, albeit unevenly, primarily reflecting the decline in consumer demand for our products and increased cancellations of reservations due to COVID-19. This trend, although improved since the first quarter of 2020, has continued to a lesser extent in the three months ending March 31, 2021. The ultimate extent and longevity of the COVID-19 pandemic and its impact on travel, regional and global markets, and overall economic activity in currently affected countries or globally remains unknown and impossible to predict with certainty, as such, the impacts on our business, including our cash flows, while improving, remain uncertain at this point in time. Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions unrelated to COVID-19 that could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows.

As discussed in “Note 6: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q, we have received Notices of Proposed Adjustments issued by the IRS for tax years 2009 through 2016, as of March 31, 2021. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $95 million to $105 million, exclusive of interest expense, at the close of the audit if the IRS prevails. We have disputed these proposed adjustments and intend to continue to defend our position. Although the ultimate timing for resolution of this is uncertain, any future payments would negatively impact our operating cash flows.

The CARES Act, enacted in March 2020, made tax law changes to provide financial relief to companies as a result of the impact to businesses related to COVID-19. Key income tax provisions of the CARES Act include changes in NOL carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allowed us to carryback our U.S. federal NOL incurred in 2020, generating an expected tax refund of $48 million, which is recorded in income taxes receivable on our unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. This tax refund is expected to be received during 2021.

We believe that our available cash and cash equivalents will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt and interest obligations, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions and/or other expenditures in support of our business strategy, and may potentially reduce our cash balance and/or increase our borrowings under our 2015 Credit Facility or to seek other financing alternatives.

In addition, our capital requirements may increase due to the impact of the COVID-19 pandemic, which has already resulted in reduced revenues and operating cash flows for the Company, and the extent and duration to which it may continue to impact the Company’s business and the travel industry remains unclear. Given the continued uncertainty in the changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact to our liquidity and capital requirements, and therefore our capital structure.

Our cash flows for the three months ended March 31, 2021 and 2020, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
	2021	2020
	(in millions)
Net cash provided by (used in):
Operating activities	$(19)	$(70)
Investing activities	(10)	(20)
Financing activities	287	570

During the three months ended March 31, 2021, our primary use of cash was from operations, financing activities (including payment of withholding taxes on net share settlements of our equity awards of $23 million and purchase of the Capped Calls of $35 million), and investing activities (including capital expenditures incurred during the three months ended March 31, 2021 of $10 million). This use of cash was funded primarily with cash on hand and cash equivalents, and financing activities, which includes $340 million of proceeds from the issuance of our 2026 Senior Notes, net of financing costs.

During the three months ended March 31, 2020, our primary use of cash was from operations, financing activities (including repurchases of our outstanding common stock at an aggregate cost of $115 million under our existing share repurchase program and payment of withholding taxes on net share settlements of our equity awards of $14 million), and investing activities (including capital expenditures incurred during the three months ended March 31, 2020 of $20 million).  This use of cash was funded primarily with cash on hand and cash equivalents, and financing activities, which included $700 million in borrowings from our 2015 Credit Facility during the quarter.

Net cash used in operating activities for the three months ended March 31, 2021, decreased by $51 million when compared to the same period in 2020, primarily due to a decrease in use of working capital of $143 million, primarily driven by working capital inflows largely due to cash received from travelers exceeding payments to traveler suppliers related to deferred merchant payables for experiences, tours and rentals, partially offset by an increase in net losses of $64 million, as well as non-cash items of $28 million which is primarily due to an increase in deferred income tax benefits.

Net cash used in investing activities for the three months ended March 31, 2021 decreased by $10 million when compared to the same period in 2020, due to a decrease in capital expenditures in response to cost-reduction measures across the business in response to COVID-19.

Net cash provided by financing activities for the three months ended March 31, 2021 decreased by $283 million when compared to the same period in 2020, primarily due to borrowings on our 2015 Credit Facility of $700 million and cash used to purchase shares of our common stock under our share repurchase program of $115 million during the three months ended March 31, 2020, which did not reoccur in 2021, and proceeds received from the issuance of our 2026 Senior Notes of $340 million, net of financing costs, partially offset by payments of $35 million for the Capped Calls in connection with our 2026 Senior Notes.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of March 31, 2021, with the exception of the issuance of the 2026 Senior Notes, resulting in an additional $345 million in long-term debt due in April 2026, including semi-annual interest payments with an interest rate of 0.25% per annum, as discussed above, there have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2020.

As of March 31, 2021, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our contractual obligations and commercial commitments.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011, 2012 through 2016, and 2018 tax years, under an employment tax audit by the IRS for the 2015 through 2017 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of March 31, 2021, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia and our 2012 through 2016 standalone IRS audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of Tripadvisor’s standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years, and in August 2020, we received Notices of Proposed Adjustments from the IRS for the 2014, 2015 and 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $95 million to $105 million at the close of the audit if the IRS prevails. The estimated range takes into consideration competent authority relief and transition tax regulations, and is exclusive of deferred tax consequences and interest expense, which would be significant. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2016 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have requested competent authority assistance under MAP for tax years 2009 through 2016.  We expect the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future.  Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all subsequent years which remain open.

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

The Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project, and issued the Action 1 report in 2015 to address the tax challenges arising from digitalization. Since then, the OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. As the OECD/G20 Inclusive Framework drives toward a consensus long-term solution, several countries have introduced unilateral digital service tax initiatives which impose new types of non-income taxes, including taxes based on a percentage of revenue. The Company is monitoring certain U.S. states and countries in which we do business, such as France, Italy, Spain, and the U.K., which have enacted or proposed similar taxes that will be applicable or are likely to be applicable going forward. During the three months ended March 31, 2021, digital service tax recorded on our unaudited condensed consolidated statement of operations was not material, while this amount was $1 million for the three months ended March 31, 2020; however, we continue to assess the financial impact of new laws relating to digital services and taxation. Further, as additional U.S. states and countries introduce unilateral measures we will continue to monitor developments and determine the financial impact of these initiatives to the Company.

As a result of the 2017 Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax. Historically, we have asserted our intention to indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. In response to increased cash requirements in the U.S. related to our declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, we determined that we no longer consider all of these foreign earnings to be indefinitely reinvested. As of March 31, 2021, $324 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested. As of March 31, 2021, we maintained a deferred income tax liability on our unaudited condensed consolidated balance sheet, which was not material, for the U.S. state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested. We intend to indefinitely reinvest $118 million of these foreign earnings in our non-US subsidiaries, which determination of any related unrecognized deferred income tax liability is not practicable.

Refer to “Note 6: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on potential tax contingencies, including current audits by the IRS and various other domestic and foreign tax authorities, and other income tax and non-income tax matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the three months ended March 31, 2021 since December 31, 2020. For a discussion of current market conditions and impacts on the Company’s financials resulting from the COVID-19 pandemic, refer to “Note 1: Business Description and Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q, and for further information, Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations,” and to Part II, Item 1A, "Risk Factors”. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. We are exposed to market risks primarily due to our international operations, our ongoing investment and financial activities, as well as changes in economic conditions in all significant markets in which we operate which has been heightened during the COVID-19 pandemic. The risk of loss can be assessed from the perspective of adverse changes in our future earnings, cash flows, fair values of our assets, and financial condition. Our exposure to market risk, at any point in time, may include risk, including to our 2015 Credit Facility and any related borrowings, or outstanding debt related to our 2025 Senior Notes and 2026 Senior Notes, derivative instruments, capped calls, cash and cash equivalents, short term and long term marketable securities, if any, accounts receivable, intercompany receivables/payables, accounts payable and deferred merchant payables denominated in foreign currencies. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage and attempt to mitigate our exposure to such risks.

We expect that we will increase our operations internationally as, or when, COVID-19 restrictions are lifted and international markets begin to reopen.  Our exposure to potentially volatile movements in foreign currency exchange rates will increase as we begin to increase our operations in these international markets. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions, and other factors. These changes, if material, could cause us to adjust our foreign currency risk strategies. For example, Brexit has caused volatility in currency exchange rates, especially between the U.S. dollar and the British pound. The U.K. ceased to be a member of the European Union (“E.U.”) on January 31, 2020 and the U.K. and E.U. finalized the terms of the departure on December 24, 2020; however, certain decisions still need to be made on financial services, among others, and disputes may lead to tariffs being imposed on some goods in the future. Continued uncertainty regarding our international operations and U.K. and E.U. relations may result in future currency exchange rate volatility which may impact our business and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are party to regulatory and legal matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer protection matters), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. We record the estimated loss in our consolidated statements of operations when (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Refer to Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of the risks and uncertainties which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock. In addition to our discussion in the Annual Report, as well as our unaudited condensed consolidated financial statements and the related notes, management’s discussion and analysis of financial condition and results of operations, and other sections of this report, we have provided below additional risk factors regarding the 2026 Senior Notes. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition.

We are subject to risks relating to our 2026 Senior Notes.

During the first quarter of 2021, we adopted new accounting guidance issued by the FASB which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The new accounting guidance requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new accounting guidance, among other things, requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. Under the if-converted method, diluted earnings per share would generally be calculated assuming that all the notes were exchanged solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, if any.

Furthermore, if any of the conditions to the conversion of the 2026 Senior Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2026 Senior Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders exchange their 2026 Senior Notes and could materially reduce our reported working capital.

Holders of our 2026 Senior Notes may convert the 2026 Senior Notes after the occurrence of certain dates or events. Refer to “Note 5: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on our 2026 Senior Notes. Settlement of the 2026 Senior Notes could adversely affect our liquidity.

We are subject to risks relating to the Capped Calls.

In connection with the 2026 Senior Notes, we entered into privately negotiated Capped Calls to reduce potential dilution to our common stock and/or offset cash payments we must make in excess of the principal amount, in each case, upon any conversion of Senior Notes, with such offset subject to a cap.

We are subject to the risk that one or more of the hedge counterparties may default under the Capped Call. If any of the hedge counterparties become subject to insolvency proceedings, we will become an unsecured creditor with a claim equal to our exposure at that time under our transactions with such counterparties. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2021, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended. In March 2021, the Company completed the sale of $345 million in 2026 Senior Notes.  Refer to “Note 5: Debt” in the notes to the unaudited condensed consolidated financial statements in Item 1 on this Quarterly Report on Form 10-Q for information about our 2026 Senior Notes.

Share Repurchases

          During the quarter ended March 31, 2021, we did not repurchase any shares of our common stock under our existing share repurchase program. As of March 31, 2021, we had $75 million remaining available to repurchase shares of our common stock under our previously authorized share repurchase program.

While the Board of Directors has not suspended or terminated the share repurchase program, the terms of our 2015 Credit Facility limit the Company from engaging in share repurchases and the terms of our 2025 Indenture related to our 2025 Senior Notes impose certain limitations and restrictions on share repurchases. Refer to “Note 5: Debt” in the notes to the unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-K for further information about our 2015 Credit Facility and our 2025 Indenture.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
4.1	Indenture, dated as of March 25, 2021, by and among Tripadvisor, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.		8-K	001-35362	4.1	3/25/21
4.2	Form of 0.250% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1).		8-K	001-35362	4.1	3/25/21
10.1	Form of Capped Call Confirmation.		8-K	001-35362	10.1	3/25/21
10.2+	Form of Option Agreement (Domestic)	X
10.3+	Form of Option Agreement (International)	X
10.4+	Form of Restricted Stock Unit Agreement (Domestic)	X
10.5+	Form of Restricted Stock Unit Agreement (International)	X
10.6+	Form of Restricted Stock Unit Agreement (French)	X
10.7+	Employment Agreement, dated as of March 29, 2021, between Tripadvisor, LLC and Seth Kalvert	X
10.8+	Offer Letter, dated as of September 14, 2018, between Tripadvisor, LLC and Lindsay Nelson	X
10.9+	Offer Letter, dated as of February 13, 2019, between Tripadvisor, LLC and Kanika Soni	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

May 6, 2021