Form 10-Q
period 2021-09-30
TripAdvisor, Inc.
filed 2021-11-08
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding Shares at November 2, 2021
Common Stock, $0.001 par value per share	125,380,966 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended September 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue (Note 3)	$303	$151	$661	$488

Costs and expenses:
Cost of revenue (1)(2)	23	13	54	42
Selling and marketing (2)	148	70	343	249
Technology and content (2)	52	46	161	166
General and administrative (2)	37	35	121	129
Depreciation and amortization	27	30	85	94
Impairment of goodwill	—	3	—	3
Restructuring and other related reorganization costs (Note 1)	—	—	—	42
Total costs and expenses	287	197	764	725
Operating income (loss)	16	(46)	(103)	(237)
Other income (expense):
Interest expense	(12)	(13)	(34)	(22)
Interest income	—	1	1	3
Other income (expense), net (Note 12)	(1)	—	(2)	(9)
Total other income (expense), net	(13)	(12)	(35)	(28)
Income (loss) before income taxes	3	(58)	(138)	(265)
(Provision) benefit for income taxes (Note 6)	(2)	10	19	48
Net income (loss)	$1	$(48)	$(119)	$(217)

Earnings (loss) per share attributable to common stockholders (Note 10):
Basic	$0.01	$(0.36)	$(0.87)	$(1.61)
Diluted	$0.01	$(0.36)	$(0.87)	$(1.61)
Weighted average common shares outstanding (Note 10):
Basic	138	134	137	135
Diluted	144	134	137	135

(1) Excludes amortization as follows:
Amortization of acquired technology included in amortization of intangible assets	$1	$1	$2	$2
Amortization of website development costs included in depreciation	16	16	48	50
	$17	$17	$50	$52

(2) Includes stock-based compensation expense as follows (Note 8):
Cost of revenue	$—	$—	$1	$1
Selling and marketing	$4	$4	$13	$12
Technology and content	$12	$12	$35	$32
General and administrative	$13	$12	$40	$35

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$1	$(48)	$(119)	$(217)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	(10)	13	(19)	7
Reclassification adjustments included in net income (loss), net of tax	2	—	2	1
Total other comprehensive income (loss), net of tax	(8)	13	(17)	8
Comprehensive income (loss)	$(7)	$(35)	$(136)	$(209)

(1)
Deferred income tax liabilities related to these amounts are not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$682	$418
Accounts receivable and contract assets, net of allowance for credit losses of $32 and $33, respectively (Note 3)	198	83
Income taxes receivable (Note 6)	52	50
Prepaid expenses and other current assets	28	22
Total current assets	960	573
Property and equipment, net of accumulated depreciation of $441 and $386, respectively	220	240
Operating lease right-of-use assets	43	54
Intangible assets, net of accumulated amortization of $215 and $206, respectively	69	86
Goodwill	846	862
Non-marketable investments (Note 4)	38	40
Deferred income taxes, net	37	10
Other long-term assets, net of allowance for credit losses of $5 and $5, respectively	99	104
TOTAL ASSETS	$2,312	$1,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22	$18
Deferred merchant payables	123	36
Deferred revenue (Note 3)	39	28
Accrued expenses and other current liabilities	179	160
Total current liabilities	363	242
Long-term debt (Note 5)	832	491
Finance lease obligation, net of current portion	66	71
Operating lease liabilities, net of current portion	33	46
Deferred income taxes, net	2	10
Other long-term liabilities	222	223
Total Liabilities	1,518	1,083

Commitments and contingencies (Note 7)
Stockholders’ equity: (Note 9)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 144,177,649 and 140,775,221, respectively
Shares outstanding: 125,333,035 and 121,930,607, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,297	1,253
Retained earnings	270	389
Accumulated other comprehensive income (loss)	(51)	(34)
Treasury stock-common stock, at cost, 18,844,614 and 18,844,614 shares, respectively	(722)	(722)
Total Stockholders’ Equity	794	886
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,312	$1,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended September 30, 2021
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of June 30, 2021	143,418,007	$—	12,799,999	$—	$1,275	$269	$(43)	(18,844,614)	$(722)	$779
Net income (loss)						1				1
Other comprehensive income (loss)							(8)			(8)
Issuance of common stock related to exercises of options and vesting of RSUs	759,642	—			—					—
Withholding taxes on net share settlements of equity awards					(10)					(10)
Stock-based compensation					32					32
Balance as of September 30, 2021	144,177,649	$—	12,799,999	$—	$1,297	$270	$(51)	(18,844,614)	$(722)	$794

	Nine months ended September 30, 2021
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2020	140,775,221	$—	12,799,999	$—	$1,253	$389	$(34)	(18,844,614)	$(722)	$886
Net income (loss)						(119)				(119)
Other comprehensive income (loss)							(17)			(17)
Issuance of common stock related to exercises of options and vesting of RSUs	3,402,428	—			8					8
Purchase of capped calls, net of tax of $9 million (Note 5)					(26)					(26)
Withholding taxes on net share settlements of equity awards					(39)					(39)
Stock-based compensation					101					101
Balance as of September 30, 2021	144,177,649	$—	12,799,999	$—	$1,297	$270	$(51)	(18,844,614)	$(722)	$794

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

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended September 30,
	2021	2020
Operating activities:
Net income (loss)	$(119)	$(217)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	85	94
Stock-based compensation expense (Note 8)	89	80
Deferred income tax expense (benefit)	(26)	5
Provision for expected credit losses	1	19
Impairment of goodwill	—	3
Other, net	10	10
Changes in operating assets and liabilities, net of effects from acquisitions and other investments:
Accounts receivable and contract assets, prepaid expenses and other assets	(131)	78
Accounts payable, accrued expenses and other liabilities	30	(39)
Deferred merchant payables	90	(120)
Income tax receivables/payables, net	3	(62)
Deferred revenue	11	(31)
Net cash provided by (used in) operating activities	43	(180)

Investing activities:
Capital expenditures, including internal-use software and website development	(40)	(46)
Other investing activities, net	(1)	—
Net cash provided by (used in) investing activities	(41)	(46)

Financing activities:
Repurchase of common stock (Note 9)	—	(115)
Proceeds from issuance of 2026 Senior Notes, net of financing costs (Note 5)	340	—
Purchase of capped calls in connection with 2026 Senior Notes (Note 5)	(35)	—
Proceeds from issuance of 2025 Senior Notes (Note 5)	—	500
Payment of financing costs for the issuance of 2025 Senior Notes	—	(10)
Proceeds from 2015 credit facility (Note 5)	—	700
Payment of financing costs related to 2015 credit facility	—	(4)
Payments to 2015 Credit Facility (Note 5)	—	(700)
Proceeds from exercise of stock options	8	—
Payment of withholding taxes on net share settlements of equity awards	(39)	(18)
Payments of finance lease obligation	(5)	(4)
Net cash provided by (used in) financing activities	269	349
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	4
Net increase in cash, cash equivalents and restricted cash	264	127
Cash, cash equivalents and restricted cash at beginning of period	418	319
Cash, cash equivalents and restricted cash at end of period	$682	$446

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. We prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Additionally, certain prior period amounts may have been reclassified for comparability with the current period presentation, none of which were material to the presentation of the accompanying unaudited condensed consolidated financial statements. Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

As of September 30, 2021, Liberty TripAdvisor Holdings, Inc. (“LTRIP”) beneficially owned approximately 16.4 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 13.1% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.2% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57.0% of our voting power. We had no related party transactions with LTRIP during the three and nine months ended September 30, 2021 and 2020.

Risks and Uncertainties

We continue to be subject to risks and uncertainties as a result of the COVID-19 pandemic. While we have seen varying degrees of containment of the virus in various countries and positive signs of growing travel demand recovery, the degree of containment and the recovery in travel has varied both region-to-region on a global basis, as well as state-to-state in the U.S. For example, as

COVID-19 cases resurge or as new variants are identified, government restrictions and mandates were reinstated in certain geographies globally. We do not know the future path or rate of global or regional COVID-19 transmission, including various existing COVID-19 variants (e.g. the Delta variant) or any possible future variants, nor do we have visibility into when remaining or reinstated restrictions will be lifted, and where additional restrictions may be implemented or reinstated in the future due to resurgence of the virus. Correspondingly, we still do not have forward-looking visibility into the long-term impacts related to consumer demand for travel, usage patterns on our platform, and travel behavior patterns when all travel bans and other government restrictions and mandates are fully lifted.

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

In the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and Europe, and in the first quarter of 2021, vaccination distribution programs were initiated around the world. Vaccine programs in our largest markets, the U.S. and Europe, appear to be progressing well, and we expect the same for much of the rest of the world. We are encouraged by these developments; however, the timing of widespread vaccine distributions, efficacy against any future or recent variants (e.g., the Delta variant) of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, the extent and effectiveness of containment actions taken, and whether consumers demand for travel and hospitality services will continue to be negatively impacted remain uncertain. Therefore, the continuing extent of the impact of the COVID-19 pandemic on our business, results of operations, liquidity and financial condition remains uncertain, and is dependent on future developments that cannot be accurately predicted at this time. We continue to believe the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”), and our financial results, will continue to be adversely and materially affected while the pandemic continues, new variants emerge, and lingering travel bans and other government restrictions and mandates continue to remain in place or be reinstated, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

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

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore our revenue and profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. Due to the impact of COVID-19 on our business, which led to unfavorable working capital trends and material negative operating cash flow during the year ended December 31, 2020, we did not experience our typical seasonal pattern for revenue and profit during the calendar quarters within the year ended December 31, 2020. Although consumer demand, traveler hotel and rental stays, and travel activities and experiences taken generally remain materially lower than historic levels, these trends have improved during 2021, particularly in the second and third quarters of 2021, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends. However, it is difficult to predict the seasonality for the upcoming quarters, given the sustained uncertainty related to the continued economic impact of the COVID-19 pandemic, and the ultimate shape and timing of a recovery in our key markets. In addition, significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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
(4)
Allocation of the transaction price to the performance obligations in the contract
(5)
Recognition of revenue when, or as, we satisfy a performance obligation

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify performance obligations, we consider all services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the three and nine months ended September 30, 2021 and 2020, respectively, related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing. The application of our revenue recognition policies and a description of our principal activities, organized by segment, from which we generate our revenue, are presented below.

Hotels, Media & Platform Segment

Tripadvisor-branded Hotels Revenue. Our largest source of Hotels, Media & Platform segment revenue is generated from click-based advertising on Tripadvisor-branded websites, or hotel auction revenue, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly OTAs and hotels. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, where our travel partner CPC bids for rates and availability to be listed on our site are submitted. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on the link to that travel partner’s websites. Bids can be submitted periodically – as often as daily – on a property-by-property basis. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service. We also generate revenue from our cost-per-action, or “CPA” model, which consists of contextually-relevant booking links to our travel partners’ websites which are advertised on our platform. We earn a commission from our travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers and we act as an agent under ASC 606 – Revenue from Contracts with Customers (“ASC 606”). Our performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as we have no post-booking service obligations. We recognize this revenue net of an estimate of the impact of cancellations, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay. CPA revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

In addition, we offer hotel B2B services, including subscription-based advertising to hotels, owners of B&Bs and other specialty lodging properties. Our performance obligation is generally to enable subscribers to advertise their businesses on our website, as well as to manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period. Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied. To a lesser extent, we offer travel partners the opportunity to advertise and promote their business through hotel sponsored placements on our websites. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that our travel partners pay are generally based on bids submitted as part of an auction by our travel partners. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on a link to our travel partner’s websites. Bids may be submitted periodically – as often as daily – on a property-by-property basis. We record this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as our performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

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

Experiences & Dining Segment

We provide information and services that allow consumers to research and book tours, activities and experiences in popular travel destinations both through Viator, our dedicated Experiences offering, and on our Tripadvisor website and mobile apps. We also power travel tours, activities and experiences booking capabilities to consumers on affiliate partner websites, including some of the world’s top airlines, hotel chains, and online and offline travel agencies. We work with local tour or travel activities/experiences operators (“the suppliers”) to provide consumers the ability to book tours, activities and experiences (“the activities”) in popular destinations worldwide. We generate commissions for each booking transaction we facilitate through our online reservation system. We provide post-booking service to the customer until the time of the activity, which is the completion of the performance obligation. Revenue is recognized at the time that the activity occurs. We generally do not control the activity before the supplier provides it to our customer nor have inventory risk and therefore act as agent for nearly all of these transactions under ASC 606. We collect payment from the customer at the time of booking or prior to the occurrence of an activity that includes both our commission revenue and the amount due to the supplier. Our commission revenue is recorded as deferred revenue until the activity occurs and revenue is recognized, and the amount due to the supplier is recorded as deferred merchant payables on our consolidated balance sheet until completion of the activity and payment is made to the supplier. To a lesser extent, we earn commissions from third-party merchant partners who display and promote on their websites the supplier activities available on our platform to generate bookings. In these transactions, where we are not the merchant of record, we generally invoice and receive commissions directly from the third-party merchant partners. Our performance obligation is to allow the third-party merchant partners to display and promote on their website suppliers who utilize our platform and we earn a commission when consumers book and complete an activity. We act as an agent under ASC 606 in these transactions, as we do not control the service nor have inventory risk. Our performance obligation is complete and revenue is recognized at the time of the booking, as we have no post-booking obligations. We recognize this revenue net of an estimate of the impact of cancellations, which is not material, using historical cancellation rates and current trends. Contract assets are recognized for commissions that are billable contingent upon completion of the activity.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Major products/revenue sources (1):	(in millions)
Hotels, Media & Platform
Tripadvisor-branded hotels	$143	$67	$348	$235
Tripadvisor-branded display and platform	29	13	69	52
Total Hotels, Media & Platform	172	80	417	287

Experiences & Dining	114	53	209	150
Other	17	18	35	51
Total Revenue	$303	$151	$661	$488
(1)
Our revenue is recognized primarily at a point in time for all reported segments.

The following table provides information about the opening and closing balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers (in millions):

	September 30, 2021	December 31, 2020
Accounts receivable	151	70
Contract assets	47	13
Total	$198	$83

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. Our contract assets increased during the second and third quarters of 2021 as a result of typical seasonality, the recovery of consumer travel demand, and increased utilization of our CPA model by travel partners.

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheets. As of January 1, 2021, we had $28 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $4 million and $21 million were recognized in revenue during the three and nine months ended September 30, 2021, respectively. During the three months ended September 30, 2021, refunds due to cancellations by travelers were not material, while $3 million was refunded due to cancellations by travelers during the nine months ended September 30, 2021. As of January 1, 2020, we had $62 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $5 million and $49 million were recognized in revenue and $1 million and $11 million were refunded due to cancellations by travelers during the three and nine months ended September 30, 2020, respectively. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

There were no significant changes in contract assets or deferred revenue during the three and nine months ended September 30, 2021 and 2020 related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic continues and/or new variants continue to emerge, we may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations and tour bookings, which have been reserved by travelers and recorded as deferred revenue on our unaudited condensed consolidated balance sheet as of September 30, 2021.

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

We had no material financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

Cash and Cash Equivalents

As of September 30, 2021 and December 31, 2020, we had $682 million and $418 million, respectively, of cash and cash equivalents, which consisted of available on demand cash deposits in major global financial institutions.

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

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows. For the three and nine months ended September 30, 2021 and 2020, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts are carried at fair value on our unaudited condensed consolidated balance sheets at September 30, 2021 and December 31, 2020. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statement of operations, which we recorded a net gain of $1 million for both the three and nine months ended September 30, 2021. This amount was not material for the three months ended September 30, 2020, while we recorded a net gain of $1 million for the nine months ended September 30, 2020 related to forward contracts.

The following table shows the net notional principal amounts of our outstanding derivative instruments as of the periods presented:

	September 30, 2021	December 31, 2020
	(in millions)
Foreign currency exchange-forward contracts (1)(2)	$33	$3
(1)
Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.
(2)
The fair value of our outstanding derivatives as of September 30, 2021 and December 31, 2020, respectively, was not material. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the balance sheet.

Counterparties to our outstanding forward contracts consist of major global financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We were not party to any cash flow, fair value or net investment hedges as of September 30, 2021 or December 31, 2020.

Other Financial Assets and Liabilities

As of September 30, 2021 and December 31, 2020, financial instruments not measured at fair value on a recurring basis including accounts payable, accrued expenses and other current liabilities, and deferred merchant bookings, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable and contract assets, on our unaudited condensed consolidated balance sheets, as well as certain other financial assets, were measured at amortized cost and are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected.

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

	September 30, 2021	December 31, 2020
	(in millions)
2025 Senior Notes
Aggregate principal amount	$500	$500
Carrying value amount (1)	492	491
Fair value amount (2)	531	542

2026 Senior Notes
Aggregate principal amount	$345	$—
Carrying value amount (3)	340	—
Fair value amount (2)	312	—
(1)
Net of $8 million and $9 million of unamortized debt issuance costs as of September 30, 2021 and December 31, 2020, respectively.
(2)
We estimate the fair value of our outstanding 2025 Senior Notes and 2026 Senior Notes based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.
(3)
Net of $5 million in unamortized debt issuance costs.

Risks and Concentrations

In addition to the impact of COVID-19, which is discussed in “Note 1: Business Description and Basis of Presentation”, our business is subject to certain financial risks and concentrations, including concentration risk related to dependence on our relationships with our customers. For the year ended December 31, 2020, our two most significant travel partners, Expedia (and its subsidiaries) and Booking (and its subsidiaries), each accounted for 10% or more of our consolidated revenue and combined accounted for approximately 25% of our consolidated revenue, with nearly all of this revenue concentrated in our Hotels, Media & Platform segment.

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

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd, which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $36 million and $38 million as of September 30, 2021 and December 31, 2020, respectively, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During the three and nine months ended September 30, 2021 and 2020, we recognized $1 million and $2 million, respectively, representing our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statements of operations. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During both the three and nine months ended September 30, 2021 and 2020, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related-party transactions, and were not material during the three and nine months ended September 30, 2021 and 2020.

Other Long-Term Assets

The Company holds collateralized notes (the “Notes Receivable”) with a total principal amount of $20 million from a privately-held company. The Notes Receivable is classified as held-to-maturity, given the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due in 5 years and the remaining 50% due in 10 years from issuance date in September 2020. The Company recorded a $3 million allowance for credit loss under ASC 326 – Financial Instruments – Credit Losses during the nine months ended September 30, 2020 in other income (expense), net on the unaudited condensed consolidated statement of operations, related to the Notes Receivable. As of September 30, 2021 and December 31, 2020, the carrying value of the Notes Receivable was $14 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our unaudited condensed consolidated balance sheets at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses. We did not record any impairment loss during the three and nine months ended September 30, 2021.

NOTE 5: DEBT

The Company’s outstanding debt consisted of the following for the periods presented:

September 30, 2021	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(8)	$492
2026 Senior Notes	345	(5)	340
Total Long-Term Debt	$845	$(13)	$832

December 31, 2020	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(9)	$491
Total Long-Term Debt	$500	$(9)	$491

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

The Company remained in the Leverage Covenant Holiday as of September 30, 2021. During the Leverage Covenant Holiday, any outstanding or future borrowings under the 2015 Credit Facility bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. We are required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the 2015 Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and also additional fees in connection with the issuance of letters of credit. The Company may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pounds. In addition, our 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of September 30, 2021, we had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the 2015 Credit Facility. For the three and nine months ended September 30, 2021, we recorded total interest expense and commitment fees on our 2015 Credit Facility of $1 million and $2 million, respectively, while for the three and nine months ended September 30, 2020, we recorded total interest expense and commitment fees on our 2015 Credit Facility of $2 million and $9 million, respectively, to interest expense on our unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2020, the Company borrowed $700 million under the 2015 Credit Facility. These funds were drawn down as a precautionary measure to reinforce the Company’s liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19 and repaid by the Company during 2020.

The Credit Agreement contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Credit Agreement also limits the Company from repurchasing shares of its common stock and paying dividends, among other restrictions, during the Leverage Covenant Holiday. In addition, to secure the obligations under the Credit Agreement, the Company and certain subsidiaries have granted security interests and liens in and on substantially all of their assets as well as pledged shares of certain of the Company’s subsidiaries. As of September 30, 2021 and December 31, 2020, we were in compliance with our covenants.

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

As of September 30, 2021 and December 31, 2020, unpaid interest on our 2025 Senior Notes totaled approximately $7 million and $17 million, respectively, and is included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheets, and $9 million and $26 million was recorded as interest expense on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2021, respectively. For both the three and nine months ended September 30, 2020, we recorded total interest expense on our 2025 Senior Notes of $8 million to interest expense on our unaudited condensed consolidated statements of operations.

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

The Company accounts for the 2026 Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Senior Notes are bifurcated and recognized as a derivative. The net proceeds from the issuance of the 2026 Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount and the Company used a portion of the proceeds from the 2026 Senior Notes to enter into capped call transactions, as discussed below. The Company intends to use the remainder of the net proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of our 2025 Senior Notes prior to maturity. The debt issuance costs will be amortized over the remaining term of the 2026 Senior Notes, using the effective interest rate method, and recorded to interest expense on our unaudited condensed consolidated statements of operations. During both the three and nine months ended September 30, 2021, our effective interest rate, including the debt issuance costs, was approximately 0.55% and interest expense on our 2026 Senior Notes was not material.

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

The Capped Calls are considered indexed to our own stock and are considered equity classified under GAAP, and included as a reduction to additional paid-in-capital within stockholders’ equity on the unaudited condensed consolidated balance sheet as of September 30, 2021. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period. In addition, we recorded a deferred tax asset of $9 million during the three months ended March 31, 2021, as we made an income tax election allowable under Internal Revenue Service (the “IRS”) regulations in order to recover the cost of the Capped Calls as interest expense for income tax purposes only over the term of the 2026 Senior Notes.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act made tax law changes to provide financial relief to companies as a result of the business impacts of COVID-19. Key income tax provisions of the CARES Act include changes in net operating losses (“NOL”) carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allowed us to carryback our U.S. federal NOL incurred in 2020, generating a $48 million income tax refund, which is recorded in income taxes receivable on both of our unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, and is expected to be received during the fourth quarter of 2021. We also reduced our long-term transition tax payable related to the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) by $28 million as a result of the NOL carryback during the year ended December 31, 2020. NOLs incurred after January 1, 2021 will be carried forward as a deferred tax asset and included in deferred income taxes, net on our unaudited condensed consolidated balance sheet as of September 30, 2021.

In addition, certain governments have passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, wage tax relief or other financial aid. Some of these governments have extended or are considering extending these programs. We have participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as programs in other jurisdictions. In addition, in certain countries, such as within the European Union, Singapore, Australia, and other jurisdictions, we are also participating in programs where government assistance is in the form of wage subsidies and reductions in wage-related employer taxes paid by us. During the three and nine months ended September 30, 2021, we recognized non-income tax related government grants and other assistance benefits of $2 million and $7 million, respectively, of which $6 million in cash has been received as of September 30, 2021. During the three and nine months ended September 30, 2020, we recognized non-income tax related government grants and other assistance benefits of $3 million and $10 million. These amounts were generally recorded as a reduction of personnel and overhead costs in our unaudited condensed consolidated statements of operations. As of September 30, 2021, we had a receivable remaining of $3 million, included in prepaid expenses and other current assets on our unaudited condensed consolidated balance sheet, for payments expected to be received in 2021, which was related to qualified payroll tax credits under the CARES Act.

We recorded a total income tax provision of $2 million for the three months ended September 30, 2021, while we recorded a total income tax benefit of $19 million for the nine months ended September 30, 2021, and total income tax benefits of $10 million and $48 million for the three and nine months ended September 30, 2020, respectively. The decrease in our income tax benefits during the three and nine months ended September 30, 2021, when compared to the same periods in 2020, was primarily due to a decrease in loss before income taxes recognized during the three and nine months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2021 was higher than the statutory rate of 21% primarily due to the foreign rate differential, offset by stock-based compensation expense windfalls. The effective tax rate for the nine months ended September 30, 2021 was lower than the statutory rate of 21% primarily due to valuation allowances on foreign losses.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of September 30, 2021, we had an accrued interest liability of $38 million included in other long-term liabilities on our unaudited condensed consolidated balance sheet and no penalties have been accrued.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011, 2012 through 2016, and 2018 tax years, and have various ongoing audits for foreign tax years, as well as state income tax audits. These audits include questioning the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. During the three months ended June 30, 2021, we closed an employment tax audit by the IRS for the 2015 through 2017 tax years. As of September 30, 2021, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2012 through 2016 standalone IRS audit, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

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

NOTE 7: COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, with the exception of expected interest payments related to the issuance of our 2026 Senior Notes, as discussed above in “Note 5: Debt”, there have been no material changes to our commitments and contingencies since December 31, 2020. Refer to “Note 13: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

NOTE 8: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

On June 8, 2021, our stockholders approved an amendment to the Company’s 2018 Stock and Annual Incentive Plan (the “2018 Plan”) to, among other things, increase the aggregate number of shares reserved and available for issuance under the 2018 Plan by 10 million shares. The purpose of this amendment was to provide sufficient reserves of shares of our common stock to ensure our ability to continue to provide new hires, employees and management with equity incentives. As of September 30, 2021, the total number of shares reserved for future stock-based awards under the 2018 Plan was approximately 17.6 million shares. All shares of common stock issued in respect of the exercise of options, RSUs, or other equity awards have been issued from authorized, but unissued common stock.

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Cost of revenue	$—	$—	$1	$1
Selling and marketing	4	4	13	12
Technology and content	12	12	35	32
General and administrative	13	12	40	35
Total stock-based compensation expense	29	28	89	80
Income tax benefit from stock-based compensation	(6)	(6)	(18)	(17)
Total stock-based compensation expense, net of tax	$23	$22	$71	$63

We capitalized $3 million and $10 million of stock-based compensation expense as internal-use software and website development costs during the three and nine months ended September 30, 2021, respectively, and $4 million and $11 million during the three and nine months ended September 30, 2020, respectively.

During the first quarter of 2020, the Company reversed $3 million of previously recorded stock-based compensation expense related to certain performance-based RSUs, as the Company concluded that performance metrics required to be met in order for these awards to fully vest were no longer expected to be achievable, due to the impact of COVID-19 on our business.

During the second and third quarters of 2020, the Compensation Committee of the Board of Directors approved a modification to the Company’s annual RSU and stock option grants issued to its employees in the first quarter of 2020, which consisted of reducing the original grant-date vesting period from four years to two years. This modification resulted in the acceleration and recognition of an additional $6 million and $11 million of stock-based compensation expense during the three and nine months ended September 30, 2020, respectively, given the modified vesting term. There was no change to the original fair value of the impacted RSUs as a result of this modification.

Stock-Based Award Activity and Valuation

2021 Stock Option Activity

A summary of stock option activity, consisting primarily of service-based non-qualified stock options during the nine months ended September 30, 2021, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2020	5,615	$46.31
Granted	752	45.67
Exercised (1)	(691)	34.13
Cancelled or expired	(201)	43.92
Options outstanding at September 30, 2021	5,475	$47.85	5.1	$7
Exercisable as of September 30, 2021	3,781	$51.66	3.8	$4
Vested and expected to vest after September 30, 2021 (2)	5,475	$47.85	5.1	$7
(1)
Inclusive of approximately 380,000 stock options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares which were withheld in connection with exercised stock options due to net share settlement to satisfy required employee tax withholding requirements and payment of the aggregate exercise price remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.
(2)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of September 30, 2021 was $33.85. The total intrinsic value of stock options exercised for the nine months ended September 30, 2021 was $8 million. This amount was not material for the nine months ended September 30, 2020.

The fair value of stock options has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Nine months ended
	September 30,
	2021	2020
Risk free interest rate	0.67%	1.16%
Expected term (in years)	5.32	5.30
Expected volatility	49.69%	43.25%
Expected dividend yield	— %	— %
Weighted-average grant date fair value	$20.24	$10.08

Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of stock options vested was $19 million and $12 million for the nine months ended September 30, 2021 and 2020, respectively.

2021 RSU Activity

A summary of restricted stock units (“RSUs”) activity, consisting primarily of service-based vesting terms, during the nine months ended September 30, 2021 is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2020	8,111	$32.29
Granted	2,551	44.90
Vested and released (1)	(3,975)	31.66
Cancelled	(922)	36.10
Unvested RSUs outstanding as of September 30, 2021	5,765	$37.69	$195
(1)
Inclusive of approximately 928,000 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which were withheld in connection with settlement of RSUs to satisfy required employee tax withholding requirements remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.

We amortize the grant-date fair value of RSUs as stock-based compensation expense over the vesting term, which is typically over a four-year requisite service period on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

A summary of activity for market-based RSUs (“MSUs”) during the nine months ended September 30, 2021 is presented below:

Weighted
Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2020	174	$37.29
Granted	—	—
Vested and released	—	—
Cancelled	—	—
Unvested MSUs outstanding as of September 30, 2021	174	$37.29	$6

Total income tax benefits associated with the exercise or settlement of Tripadvisor stock-based awards held by our employees was $6 million and $20 million during the three and nine months ended September 30, 2021, respectively, and $1 million and $14 million during the three and nine months ended September 30, 2020, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at September 30, 2021 related to non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs/MSUs
Unrecognized compensation expense	$21	$153
Weighted average period remaining (in years)	2.4	2.4

NOTE 9: STOCKHOLDERS’ EQUITY

On January 31, 2018, our Board of Directors authorized and directed management, working with the Executive Committee of the Board of Directors, to repurchase up to $250 million shares of our common stock under a share repurchase program in compliance with applicable legal requirements. This share repurchase program has no expiration date but may be suspended or terminated by our Board of Directors at any time. During the three and nine months ended September 30, 2021 and the three months ended September 30, 2020, respectively, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. During the nine months ended September 30, 2020, we repurchased 4,707,450 shares of our outstanding common stock at an average share price of $24.32 per share, exclusive of fees and commissions, or $115 million in the aggregate. As of September 30, 2021 and

December 31, 2020, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program.

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

In periods of net income, shares of our common stock subject to the potential conversion of the 2026 Senior Notes outstanding during the period is also included in our weighted average number of shares outstanding used to calculate Diluted EPS using the if-converted method under GAAP, as share settlement is presumed. The Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of September 30, 2021, the market price of a share of our common stock did not exceed the $107.36 cap price.

In periods of a net loss, common equivalent shares are excluded from the calculation of Diluted EPS as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the nine months ended September 30, 2021 and for the three and nine months ended September 30, 2020, Diluted EPS is the same as Basic EPS, since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) (1)	$1	$(48)	$(119)	$(217)
Denominator:
Weighted average shares used to compute Basic EPS	137,789	134,436	136,870	134,963
Weighted average effect of dilutive securities:
Stock options	130	—	—	—
RSUs/MSUs	1,892	—	—	—
2026 Senior Notes (Note 5)	4,674	—	—	—
Weighted average shares used to compute Diluted EPS	144,485	134,436	136,870	134,963
Basic EPS	$0.01	$(0.36)	$(0.87)	$(1.61)
Diluted EPS	$0.01	$(0.36)	$(0.87)	$(1.61)
(1)
Interest expense related to our 2026 Senior Notes included in the Diluted EPS calculation for the three months ended September 30, 2021 was not material.

Potential common shares, consisting of outstanding stock options, service and performance-based RSUs, MSUs, and those issuable under the 2026 Senior Notes, totaling approximately 6.8 million shares and 16.9 million shares for the three and nine months ended September 30, 2021, respectively, and totaling approximately 14.5 million shares and 15.3 million shares for the three and nine months ended September 30, 2020, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares from certain performance-based awards of approximately 0.2 million shares for both three and nine months ended September 30, 2021, and approximately 0.6 million shares for both the three and nine months ended September 30, 2020, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. In addition, our non-vested RSUs and MSUs are entitled to dividend equivalents, which are payable to the holder subject to, and only upon vesting of, the underlying awards and are therefore forfeitable. Given such dividend equivalents are forfeitable, we do not consider them to be participating securities and, consequently, they are not subject to the two‑class method of determining earnings per share.

NOTE 11: SEGMENT INFORMATION

We have two reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. Our Hotels, Media & Platform reportable segment includes the following revenue sources: (1) Tripadvisor-branded hotels revenue – primarily consisting of hotel auction revenue, subscription-based advertising, and hotel sponsored placements revenue; and (2) Tripadvisor-branded display and platform revenue – consisting of display-based advertising revenue. Our Experiences & Dining reportable segment includes an aggregation of our Experiences & Dining operating segments. All remaining business units, including Rentals, Flights & Car, and Cruises have been combined into and reported as “Other,” which does not constitute a reportable segment, as none of these businesses meet the quantitative thresholds and other criteria to qualify as reportable segments. The nature of the services provided and revenue recognition policies are summarized by reported segment in “Note 3: Revenue Recognition.” Our operating segments are determined based on how our chief operating decision maker manages our business, regularly accesses information and evaluates performance for operating decision-making purposes, including allocation of resources.

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

The following tables present our segment information for the three and nine months ended September 30, 2021 and 2020 and includes a reconciliation of Adjusted EBITDA to Net income (loss). We record depreciation and amortization, stock-based compensation and other stock-settled obligations, goodwill, intangible asset, and long-lived asset impairments, legal reserves and settlements, restructuring and other related reorganization costs, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM. Intersegment revenue is not material and is included and eliminated in Other.

	Three months ended September 30, 2021
	Hotels, Media & Platform (1)	Experiences & Dining	Other	Corporate and Unallocated	Total
	(in millions)
Revenue	$172	$114	$17	$—	$303
Adjusted EBITDA	51	10	11	—	72
Depreciation and amortization				(27)	(27)
Stock-based compensation				(29)	(29)
Operating income (loss)					16
Other income (expense), net					(13)
Income (loss) before income taxes					3
(Provision) benefit for income taxes					(2)
Net income (loss)					1

	Three months ended September 30, 2020
	Hotels, Media & Platform (2)	Experiences & Dining	Other	Corporate and Unallocated	Total
	(in millions)
Revenue	$80	$53	$18	$—	$151
Adjusted EBITDA	4	1	10	—	15
Depreciation and amortization				(30)	(30)
Stock-based compensation				(28)	(28)
Impairment of goodwill				(3)	(3)
Operating income (loss)					(46)
Other income (expense), net					(12)
Income (loss) before income taxes					(58)
(Provision) benefit for income taxes					10
Net income (loss)					(48)

	Nine months ended September 30, 2021
	Hotels, Media & Platform (1)	Experiences & Dining	Other	Corporate and Unallocated	Total
	(in millions)
Revenue	$417	$209	$35	$—	$661
Adjusted EBITDA	81	(26)	16	—	71
Depreciation and amortization				(85)	(85)
Stock-based compensation				(89)	(89)
Operating income (loss)					(103)
Other income (expense), net					(35)
Income (loss) before income taxes					(138)
(Provision) benefit for income taxes					19
Net income (loss)					(119)

	Nine months ended September 30, 2020
	Hotels, Media & Platform (2)	Experiences & Dining	Other	Corporate and Unallocated	Total
	(in millions)
Revenue	$287	$150	$51	$—	$488
Adjusted EBITDA	25	(56)	13	—	(18)
Depreciation and amortization				(94)	(94)
Stock-based compensation				(80)	(80)
Restructuring and other related reorganization costs				(42)	(42)
Impairment of goodwill				(3)	(3)
Operating income (loss)					(237)
Other income (expense), net					(28)
Income (loss) before income taxes					(265)
(Provision) benefit for income taxes					48
Net income (loss)					(217)
(1)
Includes allocated corporate general and administrative costs of $17 million and $53 million and Tripadvisor-branded advertising expenses of $1 million and $3 million for the three and nine months ended September 30, 2021, respectively.
(2)
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

NOTE 12: OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Foreign currency exchange rates gains (losses), net (1)	$—	$1	$(2)	$4
Earnings (losses) from equity method investment, net	(1)	(1)	(2)	(2)
Loss on sale of business (2)	—	(1)	—	(6)
Other income (losses), net	—	1	2	(5)
Total	$(1)	$—	$(2)	$(9)
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

COVID-19

The COVID-19 pandemic has caused a significant negative impact on the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”), and consequently adversely and materially affected our business, results of operations, liquidity and financial condition during the three and nine months ended September 30, 2021 and 2020, as well as throughout the year ended December 31, 2020. Among other impacts, COVID-19 has negatively impacted global consumer travel demand and consumers’ ability to travel and take part in other travel, leisure, and dining activities, thereby causing many of our travel partners to operate at significantly reduced service levels.

Commencing in late February 2020 and progressively worsening through March 2020, we experienced a significant decline in user demand for our products and services as well as an increase in customer cancellations, concurrent with widespread travel restrictions imposed by governments and businesses in response to the COVID-19 pandemic. In the second half of March 2020 and throughout April 2020, significant year-over-year revenue declines generally stabilized across the Company’s segments and products, a trend which generally continued throughout the second quarter of 2020, although modestly improved during the third quarter of 2020. Beginning in the fourth quarter of 2020, governments again, particularly in Europe, began to impose new restrictions to mitigate the spread of the virus, which again negatively impacted trends. The adverse impact to our business from COVID-19 was significant, albeit unevenly at different points in time and in different geographies throughout 2020. These adverse impacts continued to negatively impact the travel industry and dampen consumer demand for our products and services at varied levels throughout 2021, although to a materially lesser extent in the second and third quarter of 2021 as the travel industry broadened its recovery. This adverse impact has been driven by the pandemic’s proliferation, intermittent containment and resurgence of the virus, and new variants of the virus introduced throughout the world, followed by travel restrictions and other mandates put in place, lifted and/or reinstated at different timeframes during 2020 and 2021 by local governments to mitigate the spread of the virus. As such, the travel industry’s recovery from the COVID-19 pandemic has been varied and uneven region-to-region on a global basis, as well as state-to-state in the U.S.

In the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and Europe, and in the first quarter of 2021, vaccination distribution programs were initiated around the world. Vaccine programs in our largest markets, the U.S and Europe, appear to be progressing well, and we expect the same for much of the rest of the world. We are encouraged by these developments, although the timing and extent of widespread vaccine distributions on a global basis, and efficacy against recent variants (e.g., the Delta variant) and any future variants of COVID-19 remains unclear. In addition, the ultimate duration of the negative impact of COVID-19 on our results of operations, liquidity and financial condition remains uncertain and is dependent upon factors beyond our control, such as the continued transmission rate of COVID-19, including any new variants and/or additional resurgences of existing variants, if any, the extent and effectiveness of containment actions taken, vaccine efficacy, and the ultimate impact of these and other factors on consumer demand for travel and usage patterns on our platform. Although uncertainty remains, we continue to be optimistic that the travel market will continue to improve during the remainder of 2021, driven by vaccination programs and what we believe to be continued significant pent-up consumer demand for travel industry services.

Traffic trends on our websites, a leading indicator of consumer travel demand, have improved since the trough of significant declines seen in the second half of March 2020 and throughout April 2020, as monthly unique users on Tripadvisor-branded websites for April 2020 were approximately 33% of the comparable period in 2019. By means of showing a comparison to a pre-COVID-19 timeframe, average monthly unique users on Tripadvisor-branded websites improved sequentially quarterly, as monthly unique users in the third quarter of 2021 were approximately 76% of 2019’s comparable period, in comparison to approximately 70% and 55% of 2019’s comparable periods during the second and first quarters of 2021, respectively, driven by vaccine progress, the easing of various government restrictions, albeit unevenly, and consumer travel demand’s improving recovery. In Europe, average monthly unique users increased significantly during the third quarter of 2021, reaching parity with the U.S., when compared to the same period in 2019. Monthly unique users in the rest of the world improved during the third quarter of 2021, when compared to the same periods in 2019, however, lagged behind the traffic recovery trends underway in the U.S. and Europe, and continued to be negatively and materially impacted by government restrictions put in place aimed to mitigate the spread of the virus throughout the third quarter of 2021.

Our consolidated revenue for the three and nine months ended September 30, 2021 was $303 million, or an increase of 101%, and $661 million, or an increase of 35%, respectively, when compared to the same periods in 2020. Consistent with the improvement in our traffic trends and consumer demand noted above, consolidated revenue for the three months ended September 30, 2021 increased 29% when compared to consolidated revenue for the three months ended June 30, 2021. In addition, by means of showing a comparison to a pre-COVID-19 timeframe, consolidated revenue during third quarter of 2021 was 71% of 2019’s comparable period, while consolidated revenue during the second quarter of 2021 was 56% of 2019’s comparable period. Revenue trends have also improved as 2021 has progressed as consolidated revenue for September 2021 was approximately 68% of consolidated revenue for September 2019 when compared to consolidated revenue for the months of April 2021 and May 2021 being approximately 46% and 53%, respectively, of consolidated revenue for April 2019 and May 2019. This increase in revenue was driven largely by continued

strength in the U.S. marketplace, but also due to marked improvement in Europe, where revenue began accelerating in May 2021 and continued through the third quarter of 2021, reflecting a broadening travel industry recovery.

Although we cannot predict with certainty the full impact of the COVID-19 pandemic on our future financial results, we currently expect that the pandemic will continue to have a material, negative impact on our fourth quarter 2021 financial results.

In response to the impact of the COVID-19 pandemic, we took several steps to further strengthen our financial position and balance sheet and maintain financial liquidity and flexibility, including, but not limited to, restructuring activities, reducing our ongoing operating expenses and headcount, additional borrowings and issuances of debt, and amendments to our 2015 Credit Facility, all of which are described in more detail below.

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

The Company incurred total pre-tax restructuring and other related reorganization costs of approximately $42 million during the nine months ended September 30, 2020, as a result of these measures. Such costs were recorded on our unaudited condensed consolidated statement of operations and fully paid by the Company during 2020.

Later in 2020, nearly all of the Company’s previously furloughed employees had returned to their jobs; however, during the fourth quarter of 2020, the Company again furloughed approximately 400 employees, primarily in our European operations of TheFork. This action was taken by the Company as a direct result of the reinstatement of government restrictions related to restaurants in various countries within Europe in response to a resurgence of COVID-19 in those markets. As of September 30, 2021, nearly all of the Company’s previously furloughed employees had returned to their jobs.

We have continued to maintain a majority of these cost-reductions measures during the nine months ended September 30, 2021 and expect the majority of these costs saving to continue for the remainder of fiscal 2021.

CARES Act and Other Governmental Relief

In March 2020, the U.S. government enacted the CARES Act, an emergency economic stimulus package enacted in response to the COVID-19 pandemic, which includes numerous income tax provisions, some of which are effective retroactively. During the three and nine months ended September 30, 2021, the Company did not record any income tax benefit under the CARES Act; however, during the three and nine months ended September 30, 2020, the Company recorded an income tax benefit of $3 million and $22 million, respectively, as a result of a loss carryback provision provided under the CARES Act.

In addition, certain governments have passed legislation to assist businesses during the COVID-19 pandemic through loans, wage subsidies, wage tax relief or other financial aid. Some governments have extended or are considering extending these programs. The Company has participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as other jurisdictions' programs. During the three and nine months ended September 30, 2021, we recognized non-income tax related government grants and other assistance benefits of $2 million and $7 million, respectively, while during the three and nine months ended September 30, 2020, we recorded non-income tax related government grants and other assistance benefits of $3 million and $10 million, respectively, generally as a reduction of personnel and overhead costs in the unaudited condensed consolidated statement of operations.

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

Our overall strategic objective in our Hotels, Media & Platform segment is to drive revenue and profits while delivering compelling products to consumers, as well as offering travel partners a diverse set of advertising opportunities.

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

As noted in the “COVID-19” discussion above, during the three and nine months ended September 30, 2021, easing of travel restrictions across the world, rising vaccination rates, and an increase in consumer travel demand drove improved financial results, despite the impact from the rise of the Delta variant in September 2021. For example, during the third quarter of 2021, our total hotel auction revenue reached approximately 76% of the third quarter of 2019 revenue, up from 63% of the second quarter of 2019 revenue in the second quarter of 2021. Our U.S. hotel auction revenue during the third quarter of 2021 exceeded the third quarter of 2019 revenue on continued strong consumer travel demand, while in Europe, hotel auction revenue increased to approximately 66% of 2019 levels in the third quarter of 2021, up from 37% of the second quarter of 2019 hotel auction revenue in the second quarter of 2021. In addition, our U.S. hotel auction CPC rates regained 2019 levels in early May 2021 and remained above 2019 levels through September 2021, demonstrating strong partner engagement on our platform as consumer travel demand recovers in the U.S. Although lagging the U.S. and Europe revenue trend, the rest of world hotel auction revenue also showed improvement during the third quarter of 2021 when compared to the second quarter of 2021. As a result of these positive trends noted above, we increased our performance marketing investment during the second and third quarters of 2021 in correlation with the increase in consumer demand.

In addition, and by means of also showing a comparison to a pre-COVID-19 timeframe, Tripadvisor-branded display and platform revenue improved, reaching approximately 71% of 2019's comparable period during the third quarter of 2021, in comparison to approximately 58% of 2019’s comparable period during the second quarter of 2021, primarily driven by an increase in marketing spend from our advertisers in correlation with increasing consumer travel demand, as discussed above.

Over the long-term, we believe that improving our offerings to deepen consumer engagement on our platform will enable us to more effectively monetize our influence. For example, in Tripadvisor-branded display and platform revenue, we enable travel partners to amplify their brand, generate brand impressions, and potentially drive qualified leads and bookings for their businesses. Historically, we have limited both the type and number of display-based advertising opportunities we make available to travel partners, particularly on mobile phone, which, in turn, has limited display-based advertising revenue growth. However, we continue to work on initiatives to better leverage our audience, content, data, travel influence and platform breadth to open up new media advertising opportunities through a more modern, high-powered advertising suite spanning native, video and programmatic solutions. We have broadened our solution to a larger set of advertising travel endemic and non-travel endemic advertising partners, including industries such as entertainment, spirits, and finance. On the consumer side, we are focused on making Tripadvisor membership more valuable for consumers. As an example, in December 2020, we beta-launched a direct-to-consumer offering, Tripadvisor Plus, an annual subscription-based membership that offers financial incentives, benefits and perks to members who book hotels and experiences on our platform. Subsequently, in mid-June 2021, we officially launched Tripadvisor Plus to consumers in the United States, including Tripadvisor Plus focused marketing on our website and in our email campaigns to our members. We also began adding more travel supply across travel categories, as well as offering our Tripadvisor Plus members discounts on experience bookings. We continue to iterate our Tripadvisor Plus offering, and as announced in September 2021, we are currently beta testing an iteration, that moves from an instant savings model to one that enables travelers to earn cash, called Vacation Funds, that are available for the traveler the day after hotel check-in or tour/activity completion. Travelers can easily transfer this cash to their bank account, or online wallet, or save them to spend on the Tripadvisor site on the current or a future trip. Tripadvisor Plus remains an important strategic initiative in order to drive long-term growth.

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

Experiences & Dining Segment

Our Experiences & Dining offerings contribute to the comprehensive user experience we deliver, which we believe helps to increase awareness of, loyalty to, and engagement with our products, drive more bookings to Experiences & Dining travel partners and generate greater revenue and increased profitability on our platform. Given the significant market opportunities in these large categories, we expect to continue to invest in building these offerings to drive consumer engagement, bookings and revenue growth for the long-term. Since the first quarter of 2020, this segment’s revenue has been negatively and materially impacted at varying levels by a significant reduction in consumer demand due to the COVID-19 pandemic, which has reduced consumer willingness to research, purchase, and consume travel activities. This negative impact has also been driven by a wide variety of government-instituted actions and restrictions around the globe aimed at limiting the spread of the virus, all of which have impacted consumer access to experience offerings and restaurants. For example, during the first quarter of 2021, restaurants in most of the European countries in which our Dining business operates were ordered to remain closed.

However, during the second and third quarters of 2021, our Experiences & Dining segment’s financial results improved significantly as a result of the growing travel demand recovery driven by vaccine progress and various government restrictions being gradually lifted. By means of showing a comparison to a pre-COVID-19 timeframe, during the third quarter of 2021, our Experiences & Dining segment’s revenue reached approximately 81% of the third quarter of 2019 revenue, up from 54% of the second quarter of 2019 revenue in the second quarter of 2021. During the third quarter of 2021, our Experiences revenue reached 75% of the third quarter of 2019 revenue, primarily driven by our Viator point of sale business during the third quarter of 2021 which reached parity with the third quarter of 2019. As a result of the strong consumer demand in our Viator business due to the growing consumer travel demand recovery during the second and third quarters of 2021, we increased investments in performance marketing channels in order to capture additional market share. In Dining, we saw a notable recovery since mid-May 2021, as restaurants in most European countries in which TheFork operates have reopened for in-restaurant dining as of the end of the third quarter 2021. By means of showing a comparison to a pre-COVID-19 timeframe, total Dining revenue during the third quarter of 2021 exceeded 90% of 2019's comparable period, a significant increase from the second quarter of 2021 when compared to the same period in 2019.

Throughout the pandemic, we have explored new initiatives to delight and engage consumers. For example, we improved our site navigation, recommendations, sort orders, and offered new consumer payment options, as new customer acquisition remains top priority during the growing travel recovery.

Other

Other is a combination of our Rentals, Flights & Car, and Cruise businesses and is not considered a reportable segment. Similar to our other business units, financial results in Other also improved during the third quarter of 2021 when compared to the second quarter of 2021, as a result of increased consumer demand due to the growing travel demand recovery. In addition to the ongoing impact of COVID-19 to its businesses, its financial results were also impacted during the three and nine months ended September 30, 2021 as a result of the sale of our SmarterTravel business during the second quarter of 2020. We continue to operate these businesses opportunistically as they complement our overall strategic objectives to deliver more value to consumers and travel partners.

Employees

As of September 30, 2021, the Company had 2,738 employees. Our number of employees increased approximately 3% when compared to the same period in 2020. Approximately 35% and 50% of the Company’s current employees are based in the U.S. and Europe, respectively. We believe we have good relationships with our employees, including relationships with employees represented by international works councils or other similar organizations.

In response to the COVID-19 pandemic, we have in place business continuity programs to ensure that employees are safe and that our teams continue to function effectively where continuing to work remotely.

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore our revenue and profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. Due to the impact of COVID-19 on our business, which led to unfavorable working capital trends and material negative operating cash flow during the year ended December 31, 2020, we did not experience our typical seasonal pattern for revenue and profit during the calendar quarters within the year ended December 31, 2020. Although consumer demand, traveler hotel and rental stays, and travel activities and experiences taken generally remain materially lower than historic levels, these trends have improved during 2021, particularly in the second and third quarters of 2021, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends. However, it is difficult to predict the seasonality for the upcoming quarters, given the sustained uncertainty related to the continued economic impact of the COVID-19 pandemic, and the ultimate shape and timing of a recovery in our key markets. In addition, significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

Significant Accounting Policies and New Accounting Pronouncements

Refer to “Note 2: Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for an overview of new accounting pronouncements that we have adopted during the nine months ended September 30, 2021 and the impact, if any, on our unaudited condensed consolidated financial statements.

Other than described under “Note 2: Significant Accounting Policies” Item 1 in this Quarterly Report on Form 10-Q, there have been no significant changes to our significant accounting policies since December 31, 2020, as described in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Statements of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Revenue	$303	$151	101%	$661	$488	35%

Costs and expenses:
Cost of revenue	23	13	77%	54	42	29%
Selling and marketing	148	70	111%	343	249	38%
Technology and content	52	46	13%	161	166	(3)%
General and administrative	37	35	6%	121	129	(6)%
Depreciation and amortization	27	30	(10)%	85	94	(10)%
Impairment of goodwill	—	3	n.m.	—	3	n.m.
Restructuring and other related reorganization costs	—	—	n.m.	—	42	n.m.
Total costs and expenses:	287	197	46%	764	725	5%
Operating income (loss)	16	(46)	n.m.	(103)	(237)	(57)%
Other income (expense):
Interest expense	(12)	(13)	(8)%	(34)	(22)	55%
Interest income	—	1	n.m.	1	3	(67)%
Other income (expense), net	(1)	—	n.m.	(2)	(9)	(78)%
Total other income (expense), net	(13)	(12)	8%	(35)	(28)	25%
Income (loss) before income taxes	3	(58)	n.m.	(138)	(265)	(48)%
(Provision) benefit for income taxes	(2)	10	n.m.	19	48	(60)%
Net income (loss)	$1	$(48)	n.m.	$(119)	$(217)	(45)%

Other Financial Data:
Adjusted EBITDA (1)	$72	$15	380%	$71	$(18)	n.m.

n.m. = not meaningful
(1) See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Revenue by Segment:	(in millions)			(in millions)
Hotels, Media & Platform	$172	$80	115%	$417	$287	45%
Experiences & Dining	114	53	115%	209	150	39%
Other	17	18	(6)%	35	51	(31)%
Total revenue	$303	$151	101%	$661	$488	35%
Adjusted EBITDA by Segment:
Hotels, Media & Platform	$51	$4	1175%	$81	$25	224%
Experiences & Dining	10	1	900%	(26)	(56)	(54)%
Other	11	10	10%	16	13	23%
Total Adjusted EBITDA	$72	$15	380%	$71	$(18)	n.m.
Adjusted EBITDA Margin by Segment (1):
Hotels, Media & Platform	30%	5%		19%	9%
Experiences & Dining	9%	2%		(12)%	(37)%
Other	65%	56%		46%	25%

n.m. = not meaningful

(1)
“Adjusted EBITDA Margin by Segment” is defined as Adjusted EBITDA by segment divided by revenue by segment.

Hotels, Media & Platform Segment

Hotels, Media & Platform segment revenue increased by $92 million and $130 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily due to increased hotel auction revenue, particularly in the U.S., despite impact from the rise of the Delta variant in September 2021, and, to a lesser text, increased hotel auction revenue in Europe, due to the impact of growing consumer travel demand and increasing travel industry recovery on our business, as discussed above.

Hotels, Media & Platform segment Adjusted EBITDA increased $47 million during the three months ended September 30, 2021, when compared to the same period in 2020, primarily due to an increase in revenue, as noted above, partially offset by an increase in direct selling and marketing expenses related to search engine marketing, or SEM, and other online paid traffic acquisition costs in response to increasing consumer travel demand as travel restrictions ease, vaccination rates increase, and the travel industry recovers, and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the growing travel demand recovery. Hotels, Media & Platform segment Adjusted EBITDA increased $56 million during the nine months ended September 30, 2021, when compared to the same period in 2020, primarily due to an increase in revenue as noted above, and, to a lesser extent, a reduction in personnel costs as a result of workforce reductions related to our cost-reduction measures during 2020 in response to COVID-19, partially offset by an increase in direct selling and marketing expenses related to search engine marketing, or SEM, and other online paid traffic acquisition costs in response to increasing consumer travel demand as travel restrictions ease, vaccination rates increase, and the travel industry recovers, and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the growing travel demand recovery.

The following is a detailed discussion of the revenue sources within our Hotels, Media & Platform segment:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Hotels, Media & Platform:
Tripadvisor-branded hotels	$143	$67	113%	$348	$235	48%
Tripadvisor-branded display and platform	29	13	123%	69	52	33%
Total Hotels, Media & Platform revenue	$172	$80	115%	$417	$287	45%

Tripadvisor-branded Hotels Revenue

For both the three and nine months ended September 30, 2021, 83% of our total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. For the three and nine months ended September 30, 2020, 84% and 82%, respectively, of our total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue increased $76 million and $113 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. This revenue increase was primarily driven by our hotel auction revenue, particularly in the U.S., despite the impact from the rise of the Delta variant in September 2021, and, to a lesser extent, an increase in hotel auction revenue in Europe, due to rising consumer travel demand and travel industry recovery, given rising vaccination rates and easing of government travel restrictions. As consumer travel demand continued to increase during the third quarter of 2021, the Company saw continued improvement in hotel auction monetization, as CPC rates during the third quarter of 2021 exceeded parity of 2019's comparable period, which enabled increased efficient marketing investment on performance channels, enhancing our third quarter of 2021 hotel auction revenue growth. See “Business Trends” above for further discussion.

Tripadvisor-branded Display and Platform Revenue

For both the three and nine months ended September 30, 2021, 17% of Hotels, Media & Platform segment revenue was derived from our Tripadvisor-branded display and platform revenue, which consists of revenue from Tripadvisor-branded display-based advertising across our websites. For the three and nine months ended September 30, 2020, 16% and 18%, respectively, of Hotels, Media & Platform segment revenue was derived from our Tripadvisor-branded display and platform revenue.

Tripadvisor-branded display-based advertising revenue increased by $16 million and $17 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily driven by an increase in marketing spend from our advertisers in correlation with increasing consumer travel demand, as discussed above.

Experiences & Dining Segment

Experiences & Dining segment revenue increased by $61 million and $59 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. Since the first quarter of 2020, this segment’s revenue has been negatively and materially impacted at varying levels by a significant reduction in consumer demand due to the COVID-19 pandemic, which has reduced consumer willingness to research, purchase, and consume travel and leisure activities. See “Business Trends” above for further discussion.

However, during the second and third quarters of 2021, our Experiences & Dining segment’s financial results significantly improved as a result of the growing consumer travel demand recovery driven by vaccine progress and various government restrictions being gradually lifted during the same time period, which is discussed further under “Business Trends” above.

Experiences & Dining segment Adjusted EBITDA increased $9 million during the three months ended September 30, 2021, when compared to the same period in 2020, primarily due to an increase in revenue as noted above, partially offset by an increase in direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increased consumer demand for experiences, tours, and restaurants due to the growing consumer travel demand recovery, and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the growing travel demand recovery. Experiences & Dining segment Adjusted EBITDA increased $30 million during the nine months ended September 30, 2021, when compared to the same period in 2020, primarily due to an increase in revenue as noted above, a reduction in personnel costs as a result of workforce reductions related to our cost-reduction measures during 2020 in response to COVID-19, and, to a lesser extent, lower television advertising costs, office lease costs, and bad debt expense, partially offset by increased selling and marketing expenses related to SEM in response to increased consumer demand for experiences, tours and restaurants as part of the growing consumer travel demand recovery and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the growing travel demand recovery.

Other

Other revenue, which includes Rentals revenue in addition to primarily click-based advertising and display-based advertising revenue from our Flights, Cars, and Cruises offerings on Tripadvisor websites, decreased by $1 million and $16 million during the three and nine months ended September 30, 2021, when compared to the same periods in 2020. The decrease during the nine months ended September 30, 2021, when compared to the same period in 2020, was primarily due to the continued negative impact of COVID-19 on these offerings, and the sale of our SmarterTravel business during the second quarter of 2020.

Adjusted EBITDA in Other increased $1 million and $3 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. The increase during the nine months ended September 30, 2021, when compared to the same period in 2020, was primarily due to reduction in personnel costs as a result of workforce reductions related to our cost-reduction measures during the first half of 2020 in response to COVID-19, partially offset by a decrease in revenue as noted above.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Direct costs	$16	$8	100%	$36	$25	44%
Personnel and overhead	7	5	40%	18	17	6%
Total cost of revenue	$23	$13	77%	$54	$42	29%
% of revenue	7.6%	8.6%		8.2%	8.6%

Cost of revenue increased $10 million and $12 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily due to increased direct costs from credit card payment and other revenue-related transaction costs in correlation with an increase in revenue.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Direct costs	$104	$30	247%	$211	$103	105%
Personnel and overhead	44	40	10%	132	146	(10%)
Total selling and marketing	$148	$70	111%	$343	$249	38%
% of revenue	48.8%	46.4%		51.9%	51.0%

Direct selling and marketing costs increased $74 million and $108 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily due to an increase in our SEM and other online traffic acquisition spend in our Hotels, Media & Platform and Experiences & Dining segments in response to increasing consumer travel demand as travel activity restrictions ease and the travel industry recovers.

Personnel and overhead costs increased $4 million during the three months ended September 30, 2021, when compared to the same period in 2020, primarily due to increased personnel and overhead costs related to performance bonuses, contingent staff, and additional headcount to help support business growth and key staff retention during the growing travel demand recovery during 2021. Personnel and overhead costs decreased $14 million during the nine months ended September 30, 2021, when compared to the same period in 2020, primarily as a result of a reduction in headcount related to our cost-reduction measures across our business in response to COVID-19 implemented during the first half of 2020, partially offset by increased personnel and overhead related to performance bonuses, contingent staff, and additional headcount to help support business growth and key staff retention during the growing travel demand recovery during 2021.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Personnel and overhead	$46	$40	15%	$144	$145	(1%)
Other	6	6	0%	17	21	(19%)
Total technology and content	$52	$46	13%	$161	$166	(3%)
% of revenue	17.2%	30.5%		24.4%	34.0%

Technology and content costs increased $6 million during the three months ended September 30, 2021, when compared to the same period in 2020, primarily due to increased personnel and overhead costs related to performance bonuses, contingent staff, and additional headcount to help support business growth and key staff retention during the growing travel demand recovery. Technology and content costs decreased $5 million during the nine months ended September 30, 2021, when compared to the same period in 2020, primarily due to decreased personnel and overhead costs across our business as a result of a reduction in headcount driven by cost-reduction measures across our business in response to COVID-19 implemented during the first half of 2020, partially offset by an increase in performance bonuses, contingent staff, and stock-based compensation expense to help support business growth and key staff retention during the growing travel demand recovery during 2021.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
	(in millions)			(in millions)
Personnel and overhead	$31	$25	24%	$93	$85	9%
Professional service fees and other	6	10	(40%)	28	44	(36%)
Total general and administrative	$37	$35	6%	$121	$129	(6%)
% of revenue	12.2%	23.2%		18.3%	26.4%

General and administrative costs increased $2 million during the three months ended September 30, 2021, when compared to the same period in 2020. Personnel and overhead costs increased $6 million during the three months ended September 30, 2021, when compared to the same period in 2020, primarily related to increased performance bonuses, recruiting costs, stock-based compensation expense, and additional headcount to help support business growth and key staff retention during the growing consumer travel demand recovery during 2021. Professional service fees and other decreased $4 million during the three months ended September 30, 2021, when compared to the same period in 2020, primarily due to a decrease in bad debt expense due to improved collection trends as the travel industry recovers.

General and administrative costs decreased $8 million during the nine months ended September 30, 2021, when compared to the same period in 2020. Personnel and overhead costs increased $8 million during the nine months ended September 30, 2021, when compared to the same period in 2020, primarily driven by an increase in performance bonuses, recruiting costs, and stock-based compensation expense to help support business growth and key staff retention during the growing consumer travel demand recovery, partially offset by decreased salaries and wages and related benefits costs across our business as a result of a reduction in headcount driven by cost-reduction measures across our business in response to COVID-19 implemented during the first half of 2020. Professional service fees and other decreased $16 million during the nine months ended September 30, 2021, when compared to the same period in 2020, primarily due to a decrease in bad debt expense due to improved collection trends as the travel industry recovers and to a lesser extent a decrease in third-party professional service costs.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Depreciation	$22	$24	$68	$75
Amortization of intangible assets	5	6	17	19
Total depreciation and amortization	$27	$30	$85	$94
% of revenue	8.9%	19.9%	12.9%	19.3%

Depreciation and amortization decreased $3 million and $9 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily due to the completion of amortization related to certain intangible assets from previous business acquisitions and lower depreciation related to capitalized software and website development costs driven by a reduction in headcount related to our cost-reduction measures across our business in response to COVID-19 implemented during the first half of 2020.

Impairment of Goodwill

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Impairment of goodwill	$—	$3	$—	$3
% of revenue	0.0%	2.0%	0.0%	0.6%

The Company recorded a goodwill impairment charge of $3 million related to our Tripadvisor China reporting unit in the third quarter of 2020, which did not reoccur in 2021.

Restructuring and other related reorganization costs

Restructuring and other related reorganization costs consist primarily of employee severance and related benefits.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Restructuring and other related reorganization costs	$—	$—	$—	$42
% of revenue	0.0%	0.0%	0.0%	8.6%

In response to the COVID-19 pandemic, during the second quarter of 2020, the Company committed to restructuring actions intended to reinforce its financial position, reduce its cost structure, and improve operational efficiencies, which resulted in headcount reductions, all for which we recognized $33 million in restructuring and other related reorganization costs. In addition, the Company engaged in a smaller scale restructuring action in the first quarter of 2020 to reduce our cost structure and improve our operational efficiencies, which resulted in headcount reductions for which we recognized $9 million in restructuring and other related reorganization costs.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to our 2015 Credit Facility, 2025 Senior Notes, 2026 Senior Notes, as well as interest on our finance lease.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Interest expense	$(12)	$(13)	$(34)	$(22)

Interest expense decreased $1 million during the three months ended September 30, 2021, when compared to the same period in 2020, primarily due to lower average outstanding borrowings on our 2015 Credit Facility during 2021. Interest expense increased $12 million during the nine months ended September 30, 2021, when compared to the same period in 2020, primarily due to the issuance of our 2025 Senior Notes in July 2020, partially offset by lower average outstanding borrowings on our 2015 Credit Facility during 2021. Refer to “Note 5: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

Other Income (Expense), Net

Other income (expense), net generally consists of net foreign exchange gains and losses, forward contract gains and losses, earnings/(losses) from equity method investments, gain/(loss) and impairments on non-marketable investments, gain/loss on sale/disposal of businesses, and other non-operating income (expenses).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Other income (expense), net	$(1)	$—	$(2)	$(9)

Other expense, net decreased $7 million during the nine months ended September 30, 2021, when compared to the same period in 2020, primarily due to a loss on sale of business of $6 million and allowance for credit losses of $3 million on a long-term note receivable during 2020, which did not reoccur in 2021, partially offset by net foreign currency transaction losses as a result of the fluctuation of foreign exchange rates during 2021.

(Provision) Benefit for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
(Provision) benefit for income taxes	$(2)	$10	$19	$48
Effective tax rate	66.7%	17.2%	13.8%	18.1%

The effective tax rate for the three months ended September 30, 2021 was higher than the statutory rate of 21% primarily due to the foreign rate differential, offset by stock-based compensation expense windfalls. The effective tax rate for the nine months ended September 30, 2021 was lower than the statutory rate of 21% primarily due to valuation allowances on foreign losses.

We recorded a total income tax provision of $2 million for the three months ended September 30, 2021, while we recorded a total income tax benefit of $19 million for the nine months ended September 30, 2021, and total income tax benefits of $10 million and $48 million for the three and nine months ended September 30, 2020, respectively. The decrease in our income tax benefits during the three and nine months ended September 30, 2021, when compared to the same periods in 2020, was primarily due to a decrease in loss before income taxes recognized during the three and nine months ended September 30, 2021. Refer to “Note 6: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

Net income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net income (loss)	$1	$(48)	$(119)	$(217)
Net income (loss) margin	0.3%	(31.8%)	(18.0%)	(44.5%)

Net loss decreased $49 million during the three months ended September 30, 2021, when compared to the same period in 2020, primarily due to an increase in revenue, as described above in “Revenue and Segment Information”, partially offset largely by an increase in selling and marketing expenses in response to increasing consumer travel demand as travel activity restrictions ease and the travel industry recovers and, to a lesser extent, an increase in personnel and overhead costs to help support business growth and key staff retention during the growing consumer travel demand recovery, all of which is described above under “Consolidated Expenses.”

Net loss decreased $98 million during the nine months ended September 30, 2021, when compared to the same period in 2020, primarily due to an increase in revenue, as described above in “Revenue and Segment Information”, restructuring costs incurred of $42 million in the nine months ended September 30, 2020, which did not reoccur during the nine months ended September 30, 2021, and decreased personnel and overhead costs across our business as a result of a reduction in headcount driven by cost-reduction measures across our business in response to COVID-19 implemented during the nine months ended September 30, 2020, partially offset largely by an increase in selling and marketing expenses in response to increasing consumer travel demand as travel activity restrictions ease and the travel industry recovers and, to a lesser extent, an increase in personnel and overhead costs during the nine months ended September 30, 2021 to help support business growth and key staff retention during the growing consumer travel demand recovery, all of which is described above under “Consolidated Expenses.”

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income (Loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss)	$1	$(48)	$(119)	$(217)
Add: (Benefit) Provision for income taxes	2	(10)	(19)	(48)
Add: Other expense (income), net	13	12	35	28
Add: Restructuring and other related reorganization costs	—	—	—	42
Add: Impairment of goodwill	—	3	—	3
Add: Stock-based compensation	29	28	89	80
Add: Depreciation and amortization	27	30	85	94
Adjusted EBITDA	$72	$15	$71	$(18)

Related Party Transactions

For information on our relationship with LTRIP, which may be deemed to beneficially own equity securities representing 57.0% of our voting power as of September 30, 2021, refer to “Note 1: Business Description and Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q. We had no related party transactions with LTRIP during the three and nine months ended September 30, 2021 and 2020.

Stock-Based Compensation

Refer to “Note 8: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of approximately 752,000 service-based stock options with a weighted average grant-date fair value per option of $20.24 and approximately 2,551,000 service-based RSUs with a weighted average grant-date fair value of $44.90 during the nine months ended September 30, 2021.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under our 2015 Credit Facility. As of September 30, 2021 and December 31, 2020, we had $682 million and $418 million, respectively, of cash and cash equivalents, with nearly $500 million of available borrowing capacity under our 2015 Credit Facility. As of September 30, 2021, approximately $128 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which nearly 45% was located in the U.K. As of September 30, 2021, the significant majority of our cash was denominated in U.S. dollars. As of September 30, 2021, the Company had $845 million in long-term debt, as a result of the issuance of our 2025 Senior Notes in July 2020 and 2026 Senior Notes in March 2021, as discussed below.

As of September 30, 2021, we had $430 million of cumulative undistributed earnings in foreign subsidiaries, of which $312 million of these cumulative undistributed foreign earnings were not considered to be indefinitely reinvested. As of September 30, 2021, we maintained a deferred income tax liability on our unaudited condensed consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested. We intend to indefinitely reinvest $118 million of these foreign earnings in our non-U.S. subsidiaries, which determination of any related unrecognized deferred income tax liability is not practicable.

2015 Credit Facility

As of September 30, 2021, we are party to our 2015 Credit Facility, which, among other things, provides for a $500 million revolving credit facility with a maturity date of May 12, 2024.

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

However, we amended the 2015 Credit Facility in May 2020 and December 2020, to among other things, suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020, replacing it with a minimum liquidity covenant through June 30, 2021 (requiring the Company to maintain $150 million of unrestricted cash, cash equivalent and short-term investments less deferred merchant payables plus available revolver capacity), until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of the Company, at which time the leverage ratio covenant will be reinstated (the “Leverage Covenant Holiday”).

The Company remained in the Leverage Covenant Holiday as of September 30, 2021. During the Leverage Covenant Holiday, any borrowings under the 2015 Credit Facility bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. We are also required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the revolving credit facility for each fiscal quarter while the Leverage Covenant Holiday is in place. The 2015 Credit Facility includes restrictions on the Company’s ability to make certain payments and distributions, including share repurchases and dividends.

As of September 30, 2021 and December 31, 2020, we had no outstanding borrowings and were in compliance with our covenant requirements under the 2015 Credit Facility. While there can be no assurance that we will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday ceases, based on our current projections, we do not believe there is a material risk we will not remain in compliance throughout the next twelve months.

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

Significant sources and uses of capital

As of September 30, 2021, we had $75 million remaining available to repurchase shares of our common stock under our existing share repurchase program authorized by our Board of Directors. During the three and nine months ended September 30, 2021, and the three months ended September 30, 2020, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. During the nine months ended September 30, 2020, we repurchased 4,707,450 shares of our outstanding common stock at an average share price of $24.32 per share, exclusive of fees and commissions, or $115 million in the aggregate. The terms of our 2015 Credit Facility were amended to limit the Company from share repurchases during the Leverage Covenant Holiday and the terms of the 2025 Indenture related to the 2025 Senior Notes also impose certain limitations and restrictions on share repurchases.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows related to working capital. In our Experiences business and our Rentals free-to-list model, we receive cash from travelers at the time of booking or prior to the occurrence of an activity and we record these amounts, net of commissions, on our consolidated balance sheet as deferred merchant payables. We pay the suppliers, or the experience providers and/or property rental owners, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the supplier and this operating cycle represents a source or use of cash to us. During the first half of the year Experiences and Rentals bookings typically exceed the amount of completed tour-taking and stays, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. However, this seasonal trend was negatively and materially impacted by COVID-19’s impact on our business throughout the year of 2020, albeit unevenly, primarily reflecting the decline in consumer demand for our products and increased cancellations of reservations. Although consumer demand, traveler hotel and rental stays, and travel activities and experiences taken generally remains materially lower than historic levels, these trends have improved during the nine months ended September 30, 2021, particularly in the second and third quarters of 2021, resulting in increased revenues, and working capital and operating cash flow more akin to typical and historical seasonality trends. However, the ultimate extent and longevity of the COVID-19 pandemic, including new or existing variants, and its impact on travel, regional and global markets, and overall economic activity in currently affected countries or globally remains unknown and impossible to predict with certainty, as such, the impacts on our business, including our operating cash flows, while generally improving, remain uncertain at this point in time. Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions unrelated to COVID-19 that could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows. For example, during 2019 we introduced a new payment option which allows our Experiences customers the option to reserve certain experience activities and defer payment until a date no later than two days before the experience date; which although used in less than a majority of bookings through the third quarter of 2021, as a result, may affect the timing of our future cash flows.

As discussed in “Note 6: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q, we have received Notices of Proposed Adjustments issued by the IRS for tax years 2009 through 2016, as of September 30, 2021. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $95 million to $105 million, exclusive of interest expense, at the close of the audit if the IRS prevails. In addition, we received from HMRC an issue closure notice relating to adjustments for 2012 through 2016 tax years, as of September 30, 2021. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $45 million to $55 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our positions through applicable administrative and, if necessary, judicial remedies. Although the ultimate timing for resolution of these matters is uncertain, any future payments would negatively impact our operating cash flows.

The CARES Act, enacted in March 2020, made tax law changes to provide financial relief to companies as a result of the impact to businesses related to COVID-19. Key income tax provisions of the CARES Act include changes in NOL carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allowed us to carryback our U.S. federal NOL incurred in 2020, generating an expected tax refund of $48 million, which is recorded in income taxes receivable on both of our unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, and is expected to be received during the fourth quarter of 2021.

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

In addition, our capital requirements may increase due to the continued impact of the COVID-19 pandemic, including any new or existing variants, which has resulted in reduced revenues and operating cash flows for the Company, and the extent and duration to which it may continue to impact the Company’s business and the travel industry remains unclear. Given the continued uncertainty in the uneven market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact to our liquidity and capital requirements, and therefore our capital structure.

Our cash flows for the nine months ended September 30, 2021 and 2020, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table.

	Nine months ended September 30,
	2021	2020
	(in millions)
Net cash provided by (used in):
Operating activities	$43	$(180)
Investing activities	(41)	(46)
Financing activities	269	349

During the nine months ended September 30, 2021, our primary use of cash was from operations, financing activities (including payment of withholding taxes on net share settlements of our equity awards of $39 million and purchase of Capped Calls of $35 million), and investing activities (including capital expenditures of $40 million). This use of cash was funded primarily with cash on hand, operating cash flow and financing activities, which includes $340 million of proceeds from the issuance of our 2026 Senior Notes, net of financing costs.

During the nine months ended September 30, 2020, our primary use of cash was in operations, financing activities (including repurchases of our outstanding common stock at an aggregate cost of $115 million under our existing share repurchase program and payment of withholding taxes on net share settlements of our equity awards of $18 million), and investing activities (including capital expenditures of $46 million). This use of cash was funded primarily with cash on hand and cash equivalents, and financing activities, which includes $490 million in proceeds from the issuance of our 2025 Senior Notes, net of financing costs.

Net cash provided by operating activities for the nine months ended September 30, 2021, increased by $223 million when compared to the same period in 2020, primarily due to an increase in working capital of $177 million, primarily driven by an increase in deferred merchant payables and deferred revenue reflecting the cash received from travelers due to an increase in experiences and tour bookings which exceeded our payments to traveler suppliers, an increase in marketing cost accruals and a decrease in income tax payments, partially offset by an increase in accounts receivable across the business, all largely reflective of the increasing consumer demand for travel activities during the second and third quarters of 2021, in addition to timing of vendor payments and collection of receivables.

Net cash used in investing activities for the nine months ended September 30, 2021 decreased by $5 million when compared to the same period in 2020, primarily due to a decrease in capital expenditures as part of cost-reduction measures across the business implemented during the first half of 2020 in response to COVID-19.

Net cash provided by financing activities for the nine months ended September 30, 2021 decreased by $80 million when compared to the same period in 2020, primarily due to cash provided from the issuance of our 2025 Senior Notes in the third quarter of 2020 of $490 million, net of financing costs, partially offset by cash used to purchase shares of our common stock under our share repurchase program of $115 million during the nine months ended September 30, 2020, both which did not reoccur in 2021, as contrasted to proceeds received from the issuance of our 2026 Senior Notes of $340 million in the first quarter of 2021, net of financing costs, which was partially offset by payments of $35 million for the Capped Calls in connection with our 2026 Senior Notes, which also occurred during the first quarter of 2021.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of September 30, 2021, with the exception of the issuance of the 2026 Senior Notes, resulting in an additional $345 million in long-term debt due in April 2026, including semi-annual interest payments with an interest rate of 0.25% per annum, as discussed above, there have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2020.

As of September 30, 2021, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our contractual obligations and commercial commitments.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011, 2012 through 2016, and 2018 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. During the three months ended June 30, 2021, we closed an employment tax audit by the IRS for the 2015 through 2017 tax years. As of September 30, 2021, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia and our 2012 through 2016 standalone IRS audit.

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

Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project to address the tax challenges arising from digitalization. The OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. In October 2021, more than 130 countries tentatively signed on to a framework, expected to be implemented in 2023, which calls for a minimum tax rate on corporations of 15% and a reallocation of profits from the largest and most profitable businesses to countries where they make sales. The proposed framework, once enacted, envisages new international tax rules and the removal of all digital services taxes. As this framework is subject to further negotiation, final approval by the G20, and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations is uncertain. As the OECD/G20 continues to drive toward a consensus framework, several countries which have previously enacted unilateral digital services tax initiatives, will continue to impose these revenue based taxes in the interim. The Company continues to monitor certain countries, such as France, Italy, Spain, and the U.K., which have enacted unilateral digital services taxes that will be applicable to the Company until implementation of the consensus framework. During the three months ended September 30, 2021, digital service tax recorded to general and administrative expense on our unaudited condensed consolidated statement of operations was not material, while this amount was $1 million during the nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, we recorded $1 million and $2 million, respectively, of digital service tax to general and administrative expense on our unaudited condensed consolidated statement of operations.

As a result of the 2017 Tax Act, foreign earnings may generally be repatriated back to the U.S. without incurring U.S. federal income tax. Prior to the 2017 Tax Act, we had asserted our intention to indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. In response to increased cash requirements in the U.S. related to our declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, we determined that we no longer consider all of these foreign earnings to be indefinitely reinvested. As of September 30, 2021, $312 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested. As of September 30, 2021, we maintained a deferred income tax liability on our unaudited condensed consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested. We intend to indefinitely reinvest $118 million of these foreign earnings in our non-US subsidiaries, which determination of any related unrecognized deferred income tax liability is not practicable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the nine months ended September 30, 2021, or since December 31, 2020. For a discussion of current market conditions and impacts on the Company’s financials resulting from the COVID-19 pandemic, refer to “Note 1: Business Description and Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q, and for further information, Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations,” and to Part II, Item 1A, "Risk Factors”. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We expect that we will increase our operations internationally as, or when, COVID-19 restrictions are fully lifted and as international markets continue to reopen. Our exposure to potentially volatile movements in foreign currency exchange rates will increase as we begin to increase our operations in these international markets. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions, and other factors. These changes, if material, could cause us to adjust our foreign currency risk strategies. For example, Brexit (pursuant to which the United Kingdom ceased to be a member of the European Union) has caused volatility in currency exchange rates, including between the U.S. dollar and the British pound. Although, the U.K. and E.U. finalized the terms of the departure on December 24, 2020, certain decisions still need to be made on financial services, among others, and disputes may lead to tariffs being imposed on some goods in the future. Continued uncertainty regarding our international operations and U.K. and E.U. relations may result in future currency exchange rate volatility which may impact our business and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2021, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended. In March 2021, the Company completed the sale of $345 million in 2026 Senior Notes. Refer to “Note 5: Debt” in the notes to the unaudited condensed consolidated financial statements in Item 1 on this Quarterly Report on Form 10-Q for information about our 2026 Senior Notes.

Share Repurchases

During the quarter ended September 30, 2021, we did not repurchase any shares of our common stock under our existing share repurchase program. As of September 30, 2021, we had $75 million remaining available to repurchase shares of our common stock under our previously authorized share repurchase program.

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

November 8, 2021