Form 10-K
period 2021-12-31
TripAdvisor, Inc.
filed 2022-02-18
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,251,470,181 based on the closing price on The Nasdaq Global Select Market on such date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at February 11, 2022
Common Stock, $0.001 par value per share	125,873,185 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2021. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

Tripadvisor operates the world’s largest travel guidance platform, connecting a global audience of prospective travelers with travel partners through rich content, price comparison tools, and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants. Our mission is to help people around the world plan, book and experience the perfect trip.

In 2000, under our flagship brand Tripadvisor, we launched www.Tripadvisor.com in the U.S. Since then, we have built a portfolio of travel guidance brands and businesses, seamlessly connecting travelers to destinations, accommodations, travel activities and experiences, and restaurants in over 40 markets and over 20 languages worldwide. As of December 31, 2021, Tripadvisor featured more than 1 billion reviews and opinions on nearly 8 million hotels and other accommodations, restaurants, experiences, airlines and cruises.

In addition to the flagship Tripadvisor brand, we own and operate a portfolio of online travel brands and businesses, operating under various websites, including the following: www.bokun.io, www.cruisecritic.com, www.flipkey.com, www.thefork.com, www.helloreco.com, www.holidaylettings.co.uk, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.seatguru.com, www.singleplatform.com, www.vacationhomerentals.com, and www.viator.com.

Our Industry and Market Opportunity

We operate in the global travel industry, focusing exclusively on online travel and travel-related activity, and the online advertising market. The global travel market (which excludes dining) is expected to reach $1.4 trillion of bookings in 2022, according to Phocuswright, an independent travel, tourism and hospitality research firm.

As consumer travel media consumption and travel commerce activity has increasingly moved online, we believe travel and travel-related businesses will continue to allocate greater percentages of their marketing budgets to online channels in order to grow their businesses. We serve the needs of both the consumers and travel partners that operate within this market.

The COVID-19 pandemic has caused a significant negative impact on the travel, hospitality, restaurant, and leisure industries and consequently adversely and materially affected our business, results of operations, liquidity and financial condition during the years ended December 31, 2021 and 2020. Uncertainty continues over travel due to the impacts of the COVID-19 pandemic, including how quickly global travel will recover, and how the future travel experience will be changed and shaped by the pandemic. However, we believe that, while the pandemic could permanently change travel in certain ways, global travel will return to pre-pandemic levels. Consumers want to connect with others, learn about new places and see things they have not seen before. We believe this passion for travel, combined with the need to make informed choices, creates significant long-term growth opportunities for our business.

Our Business Model

On a global scale, we match consumer demand for travel with travel partners that offer accommodations, restaurants and other travel related experiences. Consumers come to the Tripadvisor platform directly via our branded site, www.tripadvisor.com, our mobile app, and through organic and paid search channels for those searching for information on accommodations, tours, activities, attractions and general visitor information for particular locations, and through sites included in our portfolio of brands.

Value Proposition to Consumers

Tripadvisor helps consumers plan, book, and enjoy the trips that matter. Our platform offers consumers access to rich and expansive content, including more than 1 billion traveler reviews and other traveler-generated content such as photos, search and discovery capabilities across a variety of parameters such as location and price, and other informational content that helps drive consumer convenience as they plan and book their perfect trip. We believe this rich content has led Tripadvisor to become a trusted global brand, attracting nearly half a billion monthly unique visitors to our platform and influencing a significant amount of travel commerce during peak months prior to the COVID-19 pandemic. We are focused on creating the best online experience in travel planning and booking, making it easier for consumers to research destinations, experiences and restaurants, read and contribute user-generated content (such as reviews and photos), compare destinations and businesses based on quality, price and availability comparisons, and complete bookings powered by our travel partners.

Value Proposition to Travel Partners

The scale of our platform and the traffic to our platform enable our travel partners to be discovered, to advertise, and to sell their services to a global travel audience. These partners may include hotel chains, independent hoteliers, online travel agencies, or OTAs, destination marketing organizations, and other travel-related and non-travel related product and service providers. We enable media advertising opportunities – and in some cases, facilitate transactions between consumers and travel partners in a number of ways, including by sending referrals to our travel partners’ websites, facilitating bookings on behalf of our travel partners, or by serving as the merchant of record – particularly in our Experiences offering – and by offering advertising placements on our platform.

Business and Products

We manage our business based on the following reportable segments: (1) Hotels, Media & Platform and (2) Experiences & Dining.

Our Hotels, Media & Platform segment includes revenue generated from the following sources:

•
Tripadvisor-branded Hotels Revenue. The largest source of Hotels, Media & Platform segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly OTAs and hotels. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, where our travel partner CPC bids for rates and availability to be listed on our platform are submitted. We also generate revenue from our cost-per-action, or “CPA” model, which consists of contextually-relevant booking links to our travel partners’ websites which are advertised on our platform. We earn a commission from our travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay.

In addition, we also provide business-to-business (“B2B”) offerings, including subscription-based advertising to hotels, owners of B&Bs and other specialty lodging properties, enabling subscribers to advertise their businesses on our platform, as well as manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time. We also offer travel partners the opportunity to advertise and promote their business through hotel sponsored placements on our platform, generally on a CPC rate basis.

•
Tripadvisor-branded Display and Platform Revenue. We offer businesses the ability to promote their brands through display-based advertising placements on our platform across all of our segments and business units. Our display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. We also sell display-based advertising to OTAs and other travel related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or CPM, basis.

Our Experiences & Dining segment includes revenue generated from the following sources:

•
Experiences. We provide information and services that allow travelers to research and book tours, activities and attractions (the “experience”) in popular travel destinations in our Viator online marketplace. We also power experience booking capabilities to travelers on third-party distribution partner websites and mobile apps, including some of the world’s top airlines, hotel chains, and online and offline travel agencies, including on the Tripadvisor websites and mobile apps. We work with local experience operators (the “operator”) to provide travelers the ability to book tours, activities and attractions in destinations worldwide. In these transactions we act as the merchant of record and generate commissions for each booking transaction we facilitate through our online reservation system. We also earn commissions from third-party merchant partners, who display and promote on their websites the experiences available on our platform to travelers which generate bookings, in transactions where we are not the merchant of record.

For the vast majority of experience bookings, we collect the full amount charged to the traveler at the time of booking and remit the operator’s portion after the booked experience occurs, which contributes to positive working capital before the traveler completes the experience.

•
Dining. We provide information and services for consumers to research and book restaurant reservations in popular travel destinations through our dedicated online restaurant reservations offering, TheFork, and on our Tripadvisor-branded websites and mobile apps. We primarily generate transaction fees (or per seated diner fees) that are paid by our restaurant customers for diners seated through TheFork’s online reservation system. We also offer B2B services and generate subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services, marketing analytic tools, and menu syndication services provided by TheFork and Tripadvisor. In addition, we also offer restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on our Tripadvisor websites and mobile apps generally on a CPC rate basis.

We also offer travelers Rentals, Flights & Car, and Cruise solutions on our platform which complement our end-to-end travel experience. Revenue generated through these offerings are combined in Other which is not considered a reportable segment. Our Rentals offering provides information and services that allow travelers to research and book vacation and short-term rental properties, including full homes, condominiums, villas, beach properties, cabins and cottages. Rentals primarily generates revenue, a commission from both the traveler and the property owner, by offering individual property owners and property managers the ability to list their rental properties on our platform thereby connecting with travelers primarily through a free-to-list commission-based option. We generally collect payment from the traveler at the time of booking, representing the amount due to the property owner or manager, as well as our commission. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, www.vacationhomerentals.com, and on our Tripadvisor-branded websites and mobile apps. In addition, we generate revenue from Flights, Cruise, and Car offerings on our platform, which primarily consists of click-based advertising and display-based advertising revenue, similar to our Hotels, Media & Platform segment.

For further information regarding our segments, including the principal revenue streams within these segments and timing of revenue recognition and cashflows, refer to “Note 4: Revenue Recognition” and “Note 20: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K.

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. During the first half of the year, experiences and rentals bookings typically exceed the amount of completed experiences and rental stays, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative.

However, as discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1: Organization and Business Description” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K, other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, due to the impact of COVID-19 on our business, we did not experience our typical seasonal pattern for revenue and operating profits during the year ended December 31, 2020. COVID-19 contributed significantly to unfavorable working capital trends and material negative operating cash flow during the year ended December 31, 2020, most notably occurring during the first half of 2020, when we typically generate significant positive cash flow.

Although consumer travel demand, traveler hotel and rental stays, and travel activities and experiences taken generally remain materially lower than historic levels, these trends improved during 2021, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends. However, it is difficult to predict the seasonality for 2022, given the sustained uncertainty related to the continued economic and travel impact of the COVID-19 pandemic, and the ultimate shape and timing of a recovery in our key markets. In addition, significant shifts in our business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

Our Long-Term Growth Strategy

The global travel market (which excludes dining) is expected to reach $1.4 trillion of bookings in 2022, according to Phocuswright, an independent travel, tourism and hospitality research firm. Given we have the world’s largest travel audience, we believe that Tripadvisor’s influence in the travel ecosystem remains significant. Our long-term growth strategy aims to increase consumer engagement on our platform and drive profitable growth through:

•
offering products that delight travelers by reducing friction throughout the travel planning and trip-taking journey;
•
driving consumer loyalty to our platform through user experience and by offering products and services that increase engagement with our platform and result in membership growth, new and repeat bookings, mobile app engagement and repeat usage;
•
driving traveler and diner engagement, bookings, and loyalty on our branded platforms by offering industry-leading choices for online bookable experiences and restaurants in top destinations worldwide;
•
deepening travel partner engagement on our platform by expanding the number of products and services we offer; and
•
leveraging our platform’s brand and scale and our unique attributes to expand and grow our offerings such as hotel and restaurant B2B solutions, direct-to-consumer products and services where consumers pay us on a per trip planned or an annual subscription basis and click-based and display-based media advertising.

We expect to enable our growth through investment in:

•
organic investment in marketing and technology (e.g., machine learning) to further improve the experiences we can deliver to consumers and travel partners on our platform; and
•
inorganically by opportunistically pursuing strategic acquisitions.

Marketing and Competition

Tripadvisor and its partners compete with other companies across numerous verticals within an attractive and rapidly evolving travel industry. In our daily operations, we compete to attract premier travel community-powered content (reviews, photos and other forms of engagement), traffic, advertising dollars and, more generally, the purchasing power of high-intent and highly-valuable consumers seeking to book vacations and spend. Since our travel review content and those of our competitors are typically free, we differentiate based on the awareness and trust travelers and diners place in our brands, the quality and nature of our consumer and B2B product offerings and through the choices available through our online travel search and price comparison services (or metasearch). As such, we invest in improving our consumer experience and expanding travel review content (the core offering within our value proposition), the growth of business listings on our platform that provide choice and the diverse range of bookable experiences we provide travelers during their vacations that create lasting memories. Knowing trust in our platform is paramount to our success and the virtues of our network effect, we also invest in leading the internet industry in our trust and safety initiatives, including providing transparency into our traveler review process and our efforts to combat misinformation and false reviews.

We also invest to amplify our global brand and raise consumer awareness of, and engagement with, our end-to-end product offerings. With hundreds of millions of visitors to our platform each year, we leverage a number of cost effective online and offline marketing channels to reach travelers and diners, including our own platform channels (i.e. websites and app), online search engines (primarily Google), social media, email, media via public relations, partnerships, and content distribution. The relative success of our marketing strategy is measurable on these channels, and can be influenced by changes that we and our travel partners and competitors make to our respective products and marketing strategies.

We allocate resources among the different marketing channels based on our internal return on investment measures. We compete globally with both online and offline, established and emerging, providers of travel, hospitality, lodging, experiences (bookable tours, activities, and attractions), and restaurant reservation and related services. The markets for the services we offer are intensely competitive, and current and new competitors can launch new services at a relatively low cost.

We also compete with different types of companies in the various markets and geographies where we operate, including large and small companies in the travel space as well as broader service providers. More specifically:

•
In our Hotels, Media & Platform segment, we compete, and in some cases partner, with the following businesses:
o
OTAs (including Expedia Group, Inc., or “Expedia,” Booking Holdings, Inc., or “Booking,” and their respective subsidiaries and operating companies, and Airbnb);
o
hotel metasearch providers (including trivago (a majority-owned subsidiary of Expedia), Kayak and HotelsCombined (subsidiaries of Booking) and Trip.com Group Limited);
o
large online search, social media, and marketplace platforms and companies (including Google, Facebook, Microsoft’s Bing, Yahoo, Baidu, and Alibaba);
o
traditional offline travel agencies; and
o
global hotel chains seeking to promote direct bookings.
•
As endemic and non-endemic (non-travel) advertisers seek to diversify their display-based advertising spend beyond platforms such as Google and Facebook and their related properties (Instagram and YouTube); Tripadvisor competes with these and other internet media channels for advertising spend, such as Twitter, Pinterest and Snap Media, in addition to fast growing advertising businesses, such as ad-supported retail and entertainment platforms like Amazon, Spotify, and Walmart.com.
•
We also compete with offerings in our Experiences & Dining segment. Experiences competes with online travel agencies (such as Airbnb, Booking and Expedia), search engines (such as Google), other pure-play experience OTAs (such as GetYourGuide, Peek and Klook), traditional travel agencies and online travel service providers and wholesalers, among others. Our Dining offering competes with other online restaurant reservation services, such as Google and OpenTable (a subsidiary of Booking).

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

For the years ended December 31, 2021, 2020 and 2019 our two most significant travel partners were Expedia and Booking, each of which accounted for 10% or more of our consolidated revenue and together accounted for approximately 34%, 25% and 33% of our consolidated revenue, respectively. Nearly all of this concentration of revenue is recorded in the Tripadvisor-branded Hotels revenue line within our Hotels, Media & Platform segment for these reporting periods. Additionally, our business is dependent on relationships with third-party service operators that we rely on to fulfill service obligations to our customers where the Company is the merchant of record, such as our experience providers and vacation rental owners. However, no one operator’s inventory resulted in more than 10% of our revenue on a consolidated basis in any period presented.

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

Our systems infrastructure for Tripadvisor-branded websites is in a "hybrid-cloud" configuration in which parts of it are housed at a colocation facility and managed by our operations team, while the rest is hosted on Amazon Web Services. Our infrastructure installations have multiple communication links as well as continuous monitoring and engineering support. The colocation facility is protected with both network-level and application-level defenses, using well known commercial solutions specifically tailored for such purposes. We make use of Amazon Web Services availability zones to provide redundancy for the cloud portions of our infrastructure. Substantially all of our software components, data, and content are replicated in multiple datacenters and development centers, as well as backed up at offsite locations. Our systems are monitored and protected though multiple layers of security. Several of our individual subsidiaries and businesses have their own data infrastructure and technology teams.

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

In connection with our copyrightable content, we post and institute procedures under the U.S. Digital Millennium Copyright Act and similar “host privilege” statutes worldwide to gain immunity from copyright liability for photographs, text and other content loaded on our platform by consumers. However, differences between statutes, limitations on immunity, political and regulatory efforts to amend relevant statutes, and moderation efforts in the many jurisdictions in which we operate may affect our ability to claim immunity.

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

Regulation

We are subject to a number of laws and regulations that affect companies conducting business on the internet as well as some relating to the travel industry, the vacation rental industry and the provision of travel services. As we continue to expand the reach of our brands into additional international markets and expand our product offerings, we are increasingly subject to additional laws and regulations. This includes laws and regulations regarding privacy and data protection, libel and defamation, content, intellectual property, distribution, electronic contracts and other communications, consumer protection, taxation, online payment services and competition, among others. These laws and regulations are constantly evolving and can be subject to significant change. Many of these laws and regulations are being tested in courts, and could be interpreted by regulators and courts in ways that could harm our business. In addition, the application and interpretation of these laws and regulations is often uncertain, particularly in the new and rapidly-evolving industry in which we operate.

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

We are subject to laws that require protection of user privacy and user data. As our business has evolved, we have begun to receive and store a greater volume of personally identifiable data. This data is increasingly subject to laws and regulations in numerous jurisdictions around the world. For example, the E.U., in May 2018, adopted the General Data Protection Regulation, or GDPR, which requires companies, including ours, to meet enhanced requirements regarding the handling and storage of personal data. In addition, the State of California adopted the Consumer Privacy Protection Act which became effective January 1, 2020 and also enhances privacy rights and consumer protection for residents of California. In addition, similar laws have been adopted or are currently under discussion in other jurisdictions. The enactment, interpretation and application of these laws is still in a state of flux.

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

Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our business, results of operations and financial condition. However, certain laws and regulations have not historically been applied in the context of online travel companies, so there can be uncertainty regarding how these requirements may relate to our business in the future.

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

As a result of these transactions, and as of December 31, 2021, LTRIP beneficially owned approximately 16.4 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute approximately 13% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own approximately 21% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing nearly 57% of our voting power.

Human Capital Management, Culture and Employees

Employees

As of December 31, 2021, the Company had 2,691 employees. Our number of employees increased approximately 4% when compared to the same period in 2020. Approximately 50%, 35%, and 15% of the Company’s current employees are based in Europe, the U.S., and the rest of world, respectively. Additionally, we use independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

Talent Acquisition and Development

We believe our employees are essential to our success and that the Company’s success depends on our ability to attract, develop and retain key talent. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance. Competition for qualified personnel is intense, particularly for software engineers, computer scientists, and other technical staff, and constrained labor markets have increased competition for personnel across other parts of our business. The Company's management and Board of Directors oversee various initiatives for talent acquisition, retention and development.

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

It is important that our employees represent a mix of experiences and backgrounds in order to make our company stronger, more innovative and more inclusive. Inclusion is one of our core values, and we have programs in place to promote diversity and inclusion. Our diversity and inclusion initiatives support our goal that everyone throughout the Company is engaged in creating an inclusive workplace. We support inclusion through training on topics including Unconscious Bias and Inclusive Leadership. We also support a network of active Employee Resource Groups (ERGs) reflecting many dimensions of diversity across the Company.

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

Risk Factors Summary

The following is a summary list of the principal risks that make an investment in our securities speculative or risky. For additional information, please refer to the detailed descriptions following the summary.

•
Declines or disruptions in the worldwide travel industry, including health concerns, natural disasters, terrorist attacks, civil or political unrest or other events outside our control;
•
Our performance marketing efficiency and the general effectiveness of our advertising and marketing efforts;
•
Any change by our search and meta-search partners in how they present travel search results or conduct their auctions for search placement in a manner that is competitively disadvantageous to us;
•
Our ability to adjust to consumer adoption of mobile devices and/or new technologies and product offerings;
•
Our ability to attract and retain qualified personnel;
•
Our ability to successfully manage growth and expand our global business;
•
Our ability to respond to and keep up with the rapid pace of technological and market changes;
•
IT systems-related failures or security breaches and data privacy risks and obligations;
•
Tax, legal and regulatory risks;
•
Risks associated with the facilitation of payments from consumers, including fraud and compliance with evolving rules and regulations and reliance on third parties;
•
Fluctuations in foreign currency exchange rates and other risks associated with doing business in multiple currencies and jurisdictions;
•
Success of strategic initiatives, investments and acquisitions, including integration; and
•
Financial risks including increased debt levels and stock price volatility.

Risks Related to Our Business and Industry

The COVID-19 pandemic has had, and is expected to continue to have, a material impact on the travel industry, our company and our financial performance. The COVID-19 pandemic has caused material declines in demand within the travel, hospitality, restaurant and leisure industry that has dampened consumer demand for our products and services and has adversely and materially affected our business and financial performance. The extent and duration of the impact of the pandemic on our business and financial performance is highly uncertain and difficult to predict, as the duration and severity of the pandemic is uncertain and cannot be predicted. While many countries are in the process of vaccinating their residents against COVID-19, the large scale and challenging logistics of distributing the vaccines, adoption rates, as well as uncertainty over the efficacy of the vaccine against new variants of the virus may contribute to delays in economic recovery, particularly for the travel industry. Given the unpredictable and unprecedented nature of the ongoing COVID-19 pandemic, it is difficult to estimate with accuracy the short and long-term impact to our future financial performance, but we expect the COVID-19 pandemic and its effects to continue to have a significant adverse impact on our business and financial performance for the foreseeable future.

Further, in response to the COVID-19 pandemic, much of our work force began working remotely and continue to work remotely. While many of our employees are accustomed to working remotely or working with other remote employees, much of our workforce has historically not been remote. Working remotely can give rise to cybersecurity issues, training and compliance issues, or create operational or other challenges as we adjust to a fully-remote workforce, any of which could harm our business.

Declines or disruptions in the travel industry have had a material adverse impact on the Company’s business and financial performance. Our business and financial performance are affected by the health of the worldwide travel industry. As noted above, we expect that COVID-19 will continue to materially adversely impact our business into 2022. Other events beyond our control, such as unusual or extreme weather or natural disasters, travel-related health concerns, restrictions related to travel, trade or immigration policies, wars, sources of political uncertainty, foreign policy changes, regional hostilities, imposition of taxes or surcharges by regulatory authorities, labor unrest or travel-related accidents can disrupt travel globally or otherwise result in declines in travel demand. In addition, the uncertainty of macro-economic factors and their impact on consumer behavior makes it more difficult to forecast industry and consumer trends, which in turn could adversely affect our ability to effectively manage our business. Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Sales of travel services tend to decline or grow more slowly during economic downturns when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. Leisure travel, in particular, which accounts for a substantial majority of our current business, is dependent on discretionary consumer spending levels.

If we are unable to continue to attract a significant amount of visitors to our platform, to cost-effectively convert these visitors into revenue-generating customers and to continue to engage consumers, our business and financial performance could be harmed. Our traffic and user engagement could be adversely affected by a number of factors including, but not limited to, inability to provide quality content, inventory or supply to our consumers; declines or inefficiencies in traffic acquisition and reduced awareness of our brands. Certain of our competitors have advertising campaigns expressly designed to drive traffic directly to their websites, and these campaigns may negatively impact traffic to our platform. There can be no assurances that we will continue to provide content and products in a manner that meets rapidly changing demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage consumers, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to our platform and negatively impact our business and financial performance.

We rely on internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with ours. If we are unable to drive traffic cost-effectively, traffic to our platform could decline and our business would be negatively affected. The number of consumers we attract to our platform is due in large part to how and where information from, and links to, our platform are displayed on search engine results pages, or SERPs. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our control. Search engines frequently change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our platform can be negatively affected. A search engine could alter its search algorithms or results causing our websites to place lower in search query results. For example, Google, a significant source of traffic to our platform, frequently promotes its own competing products in its search results, which has negatively impacted placement of references to our company and our platform on the SERP. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our travel partners, or if competitive dynamics impact the cost or effectiveness of Search Engine Optimization (“SEO”) or Search Engine Marketing (“SEM”) in a negative manner, our business and financial performance would be adversely affected. Furthermore, our failure to successfully manage our SEO and SEM strategies and/or other traffic acquisition strategies could result in a substantial decrease in traffic to our platform, as well as increased costs to the extent we replace free traffic with paid traffic.

We also rely on application marketplaces, or app stores such as Apple’s App Store and Google’s Play, to drive downloads of our apps. In the future, Apple, Google or other marketplace operators may make changes that make access to our products more difficult or may limit our access to information that would restrict our ability to provide the best user experience. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product and hotel metasearch product as well as reservation functionality. Our apps may receive unfavorable treatment compared to the promotion and placement of competing apps, such as the order in which they appear within marketplaces. In addition, Apple has announced new features that limit who has access to consumer data, including location information. Similarly, if problems arise in our relationships with providers of application marketplaces, traffic to our platform and our user growth could be harmed.

We derive a substantial portion of our revenue from advertising and any significant reduction in spending by advertisers on our platform could harm our business. Our ability to grow advertising revenue with our existing or new travel partners is dependent in large part on our ability to provide value to them relative to other alternatives. Our ability to provide value to our travel partners depends on a number of factors, including, but not limited to, the following:

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

We rely on a relatively small number of significant travel partners and any reduction in spending by or loss of these partners could seriously harm our business. For the year ended December 31, 2021, our two most significant travel partners, Expedia and Booking (and their subsidiaries), accounted for a combined 34% of total revenue. If any of our significant travel partners were to cease or significantly curtail advertising on our platform, we could experience a rapid decline in our revenue over a relatively short period of time which would have a material impact on our business.

Our business depends on strong brands and any failure to maintain, protect or enhance our brands could hurt our ability to retain and expand our base of consumers and partners, the frequency with which consumers utilize our products and services and our ability to attract travel partners. Our ability to maintain and protect our brands depends, in part, on our ability to maintain consumer trust in our products and services and in the quality, integrity, reliability of usefulness of the content and other information found on our platform. If consumers do not view the content on our platform to be useful and reliable, they may seek other sources to obtain the information they are looking for and may not return to our platform as often or at all. We dedicate significant resources to protecting the quality of our content, primarily through our content guidelines, computer algorithms and human moderators that are focused on identifying and removing inappropriate, unreliable or deceptive content.

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

Consumer adoption and use of mobile devices creates new challenges. If we are unable to offer compelling products on such devices or continue to operate effectively on these platforms, our business may be adversely affected. Widespread adoption of mobile devices has driven substantial online traffic and commerce to mobile platforms and we anticipate that use of these devices will continue to grow. Our platform, when utilized on mobile phone devices, have historically monetized at a significantly lower rate than desktops and advertising opportunities are more limited on these devices. Additionally, consumer purchasing patterns differ on these devices. For example, accommodation reservations made on a mobile device are generally for shorter lengths of stay and are not made as far in advance. We expect that the ways in which consumers engage with our platform will continue to change over time as consumers increasingly engage via alternative devices.

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

Our success will also depend on the interoperability of our products with a range of technologies, systems, networks and standards and our ability to create, maintain and develop relationships with key participants in related industries, some of which may be our competitors. For example, Google’s Android, and Apple’s iPhone are the leading smartphones in the world and our products need to synergistically function on their operating systems in order to create a positive user experience on those devices. Yet, Apple has announced privacy features that limit the amount of information we can access about our users operating on the Apple iPhone operating system.

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

Any continued or future declines or disruptions in the economy and industries in which we operate could adversely affect our businesses, financial performance and the market price of our common stock. Sales of travel services tend to decline or grow more slowly during economic downturns when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. The global economy may be adversely impacted by events beyond our control including actual or threatened terrorism, regional hostilities or instability, natural disasters, political instability and health concerns (including epidemics or pandemics), significant increases in energy costs, tightening of credit markets and declines in consumer confidence. The uncertainty of macro-economic factors and their impact on consumer behavior makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business.

Economic downturn and adverse market conditions may also negatively impact our travel partners, our travel partners’ access to capital, cost of capital and ability to meet liquidity needs. These challenges faced in a prolonged economic downturn or deterioration in the travel industry could adversely impact our business, financial performance and share price. The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time.

We operate in a competitive global environment and our failure to compete effectively could reduce our market share and harm our financial performance. We compete with different types of companies in the various markets and geographies where we operate, including large and small companies in the travel space as well as broader service providers. We face competition for content, consumers, advertisers, online travel search and price comparison services and online reservations. We compete globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservation and related services. Current and new competitors can launch new services at a relatively low cost. More specifically:

•
In our Hotels, Media & Platform segment, we face competition from the following businesses: OTAs (including Expedia and Booking); hotel metasearch providers (including trivago, Kayak, HotelsCombined, and Trip.com); large online search, social media, and marketplace platforms and companies (including Google, Facebook, Bing, Yahoo, Baidu, Alibaba, and Airbnb); and traditional offline travel agencies; and global hotel chains seeking to promote direct bookings.
•
We also face competition from different companies with respect to our Experiences & Dining segment. Our Experiences offering competes with online travel agencies, such as Airbnb, Booking, GetYourGuide, Peek and Klook; traditional travel agencies; online travel service providers; and wholesalers, among others. Our Dining offering competes with other online restaurant reservation services, such as Google and OpenTable.

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

We compete with certain companies that we also do business with, including certain of our travel partners and related parties. The consolidation of our competitors and travel partners may affect our relative competitiveness and our travel partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our platform and reduced advertising by travel companies on our platform.

We rely on information technology to operate our business and remain competitive, and any failure to adapt to technological developments or industry trends could harm our businesses. Our future success depends on our ability to continuously improve and upgrade our systems and infrastructure to meet rapidly evolving consumer trends and demands while at the same time maintaining the reliability and integrity of our systems and infrastructure. We may not be able to maintain or replace our existing systems or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. We may not be successful, or as successful as our competitors, in developing technologies and systems that operate effectively across multiple devices and platforms in a way that is appealing to our consumers. Our future success will also depend on our ability to adapt to emerging technologies such as tokenization; new authentication technologies, such as biometrics, distributed ledger and blockchain technologies; new and emerging payment methods, such as cryptocurrencies, Alipay, Paytm and WeChat Pay; artificial intelligence; virtual and augmented reality; and cloud technologies. The emergence of alternative or new devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require additional investment in technology. New developments in other areas could also make it easier for competitors to enter our markets due to lower up-front technology costs.

If we are unable to adapt to the evolving demands of our customers, we may not remain competitive, and our business and financial performance could suffer. Our competitors are continually developing innovations in services and features. As a result, we are continually working to improve the user experience on our platform in order to engage our consumers and drive user traffic and conversion rates for our travel partners and provide our business partners with the tools they need to succeed. We have invested, and expect to continue to invest, significant resources in developing and marketing these innovations. We can give no assurances that the changes we make will yield the benefits we expect and will not have unintended or adverse impacts. If we are unable to continue offering innovative products and services and quality features that customers want to use, existing customers may become dissatisfied and use competitors’ offerings and we may be unable to attract additional customers, which could adversely affect our business and financial performance.

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

We are dependent upon the quality of traffic in our network to provide value to our travel partners, and any failure in our ability to deliver quality traffic and/or the metrics to demonstrate the value of the traffic could have a material and adverse impact on the value of our platform to our travel partners and adversely affect our revenue. We use technology and processes to monitor the quality of the internet traffic that we deliver to our travel partners and have identified metrics to demonstrate the quality of that traffic and identify low quality clicks such as non-human processes, including robots, spiders, the mechanical automation of clicking and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be delivered to such online advertisers. Such low-quality or invalid traffic may be detrimental to our relationships with travel partners and could adversely affect our advertising pricing and revenue.

We rely on assumptions and estimates and data to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business. Certain metrics are key to our business; as both the industry in which we operate and our businesses continue to evolve, so too might the metrics by which we evaluate our businesses. While the calculation of the metrics we use is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third-party and have a number of limitations; furthermore, our methodologies for tracking these metrics may change over time. For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some consumers may restrict our ability to accurately identify them across visits, some mobile apps automatically contact our servers for regular updates with no user action, and we are not always able to capture user information on our platform. As such, the calculations of our unique users may not accurately reflect the number of people actually visiting our platform. If the internal tools we use to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data we report may not be accurate. We continue to improve upon our tools and methodologies to capture data; however, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of our data. Finally, we may, in the future, identify new or other metrics that enable us to more accurately evaluate our business. Accordingly, investors should not place undue reliance on these metrics.

We rely on the performance of highly skilled personnel and if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel our business would be harmed. The contributions of key senior management and the contributions of software engineers and other technology professionals are critical to our overall management and the success of our business. We cannot ensure that we will be able to retain the services of our existing key personnel and the loss of one or more of our key personnel, without a suitable replacement, could seriously harm our business. We do not maintain any key person life insurance policies.

Stephen Kaufer, our co-founder, Chief Executive Officer and President, is expected to step down from his position in 2022. While our Board has initiated an open search for Mr. Kaufer’s position, we have not yet named a successor. We cannot ensure that we will be able to find a suitable replacement for Mr. Kaufer on the expected timeline. Moreover, leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent successor may cause disruptions to our business due to, among other things, diverting management's attention or causing a deterioration in morale. Additionally, the ability of a new CEO to quickly expand their knowledge of our business plans, operations and strategies will be critical to their ability to make informed decisions about our strategy and operations. Further, if our new CEO formulates different or changed views, the future strategy and plans of the Company may differ materially from those of the past.

The success of our operations and the quality of our services are also highly dependent on our ability to attract and retain skilled personnel. During 2020, our headcount was reduced by nearly 1,600 employees. During 2021, we saw historic levels of attrition. This reduction in workforce and attrition results in the loss of institutional knowledge, relationships, or expertise for critical roles. This could also have a negative impact on employee morale and productivity, make it more difficult to retain valuable key employees, divert attention from operating our business, create personnel capacity constraints and hamper our ability to grow, develop innovative products and compete, any of which could impede our ability to operate or meet strategic objectives. For employees, we compete with companies that have far greater financial resources than we do as well as companies that promise short-term growth opportunities and/or other benefits. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.

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

We have in the past invested, and may in the future invest, in privately-held companies. Such investments are inherently risky and our ability to liquidate any such investments is typically difficult. Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the companies’ securities. We cannot assure you that these investments will be successful or that such endeavors will result in the realization of the synergies, cost savings and innovation that may be possible within a reasonable period of time, if at all. We could lose the full amount of our investments; any impairment of our investments could have a material adverse effect on our financial results.

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
•
Restrictions on repatriation of cash and on investments in operations;
•
Uncertainty regarding liability for services, content and intellectual property rights;
•
Increased risk and limits on enforceability of intellectual property rights;
•
Diminished ability to legally enforce contractual rights;
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

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business or financial results. Our business and financial results could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including, but not limited to, those relating to internet and online commerce, internet advertising, consumer protection, intermediary liability and data security and privacy. These laws continue to evolve. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to internet and online commerce and liability for information retrieved from or transmitted over the internet. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, data privacy and industry-specific laws and regulations. Further, our Rentals business has been and continues to be subject to regulatory developments globally that affect the rental industry, such as (i) statutes or ordinances that prohibit or limit property owners and managers from renting certain properties on a short-term basis, (ii) fair housing or other laws governing whether and how properties may be rented, and (iii) homeowners, condominium and neighborhood associations adopting or considering adopting rules that prohibit or restrict property owners and managers from short-term rentals. Operating in this dynamic regulatory environment requires significant management attention and financial resources. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies, regulatory authorities, courts and/or consumers, which, if material, could adversely affect our business and financial results.

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

We face risks related to our intellectual property. We rely on content, brands and technology, much of which is proprietary. We protect our content, brands and technology by, among other things, a combination of maintenance and enforcement of registered and unregistered intellectual property rights (e.g. trademarks, copyrights and trade secrets), technological solutions and contractual protections. Even with these precautions, it may be possible for another party to copy or otherwise obtain and use our intellectual property, without authorization or to independently develop similar content, brands or technology. Any misappropriation or violation of our rights could have a material adverse effect on our business.

Effective intellectual property protection may not be available in every jurisdiction in which our platform or services are made available and policing unauthorized use of our intellectual property is difficult and expensive. Therefore, in certain jurisdictions, we may be unable to adequately protect our intellectual property against unauthorized third-party copying or use. We cannot be sure that the steps we have taken will prevent misappropriation or infringement of our intellectual property. Furthermore, we may need to go to court or other tribunals in order to enforce our rights or scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention and we cannot accurately predict the likelihood of success in such proceedings. Our failure to protect our intellectual property in an effective manner could have a material adverse effect on our business.

We currently license some of the intellectual property displayed on our platform from third parties. As we continue to introduce new services that incorporate new intellectual property, we may be required or elect to license additional intellectual property. We cannot be sure that such licenses will be available on commercially reasonable terms, if at all.

From time to time, in the ordinary course of our business, we have been subject to, and are currently subject to, legal proceedings and claims relating to third-party intellectual property rights, and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand the complexity and scope of our platform and services. Successful intellectual property claims against us could result in significant monetary liability or prevent us from operating our business, or portions of our business, or require us to change business practices or develop non-infringing intellectual property, which could require significant effort and expense. In addition, resolution of claims may require us to obtain releases or licenses to use intellectual property rights belonging to third-parties, which may be expensive to procure, or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Increased focus on our environmental, social, and governance ("ESG") responsibilities have and will likely continue to result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and partners to do business with us. Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders are increasingly focused on ESG practices of companies. The standards for tracking and reporting on ESG matters and disclosure frameworks are relatively new, have not been harmonized, and continue to evolve. Ensuring there are systems and processes in place to comply with the various ESG tracking and reporting obligations will require management time and expense. As we look to respond to evolving standards for identifying, measuring, and reporting ESG metrics, our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders.

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

Implementing and complying with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our operations. Any failure or perceived failure by us to comply with our privacy and information security policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in litigation or governmental enforcement actions that could harm our reputation and cause our consumers and travel partners to lose trust in us, any of which could have an adverse effect on our business, brand, market share and financial results.

We are subject to risks associated with processing credit card and other payment transactions and failure to manage those risks may subject us to fines, penalties and additional costs and could have a negative impact on our business. We accept payments from consumers and travel partners using a variety of methods, including credit, debit and invoicing. We are subject to regulations and compliance requirements, including obligations to implement enhanced authentication processes. We rely on third parties to provide certain payment methods and payment processing services and our business could be disrupted if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We are also subject to a number of other laws and regulations relating to payments, money laundering, international money transfers and privacy and information security. These laws, regulations and/or requirements result in significant costs and, yet, we may still be susceptible to fraudulent activity or cyber-threats. If we fail to comply with these rules or requirements or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines, penalties and higher transaction fees, and/or lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments. In addition, for certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability.

Additionally, our marketplace activities in the U.K. and Europe require us to obtain a payment institution license under the Second Payment Services Directive (“PSD2”) which replaced the Payment Services Directive (“PSD”) effective January 13, 2018. PSD2 requires a license to perform certain defined “payment services” in a European Economic Area (“EEA”) member state. Conditions for obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. Certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met.

It is possible that we could become subject to regulatory enforcement or other proceedings in those states or other jurisdictions with money transmission, or other similar statutes or regulatory requirements, including an EEA member state, related to the handling or moving of money, which could in turn have a significant impact on our business, even if we were to ultimately prevail in such proceedings. If we are ultimately deemed to be in violation of one or more money transmitter or other similar statutes or regulatory requirements related to the handling or moving of money in the U.S., the EEA or other jurisdictions, we may be subject to the imposition of fines or restrictions on our business, our ability to offer some or all of our services in the relevant jurisdiction may be suspended, and we may be subject to civil or criminal liability and our business, results of operations and financial position could be materially adversely affected.

System security issues, data protection breaches, cyberattacks and system outage issues could disrupt our operations or services provided to our consumers, and any such disruption could damage our reputation and adversely affect our business, financial results and share price. Our reputation and ability to attract, retain and service our consumers and travel partners is dependent upon the reliable performance and security of our computer systems and those of third parties we utilize in our operations. Significant security issues, data breaches, cyberattacks and outages, interruptions or delays, in our systems or third-party systems upon which we rely, could impair our ability to display content or process transactions and significantly harm our business. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our consumers or our travel partners, could expose us, our consumers and travel partners to a risk of loss or misuse of this information, damage our brand and reputation or otherwise harm our business and financial performance and could result in government enforcement actions and litigation and potential liability for us. The costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain. In addition, to the extent that we do experience a data breach, remediation may be costly and we may not have adequate insurance to cover such costs.

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

Much of our business is conducted with third-party partners and vendors. A security breach at such third-party could be perceived by consumers as a security breach of our systems and could result in negative publicity or reputational damage, expose us to risk of loss or litigation and subject us to regulatory penalties and sanctions. In addition, such incidents may also result in a decline in our user base and client base or engagement levels.

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

Evolving regulations, guidance and practices on the use of "cookies" and similar technology could negatively impact the way we do business. Cookies, or text files stored on consumers’ web browsers, are common tools used by thousands of websites and apps, including ours, to store or gather information, improve site security, improve the customer experience, market to consumers and increase conversion on their websites. Many countries have adopted data protection laws and regulations governing the use of cookies and other similar tracking technologies by websites and app developers. Such regulations could limit our ability to serve certain customers in the manner we currently do, including with respect to retargeting or personalized advertising, impair our ability to improve and optimize performance on our platform, negatively affect a consumer's experience using our platform and negatively impact our business. Equally, privacy has been the impetus behind a move towards a cookie-less online ecosystem which poses a potential risk to our online behavioral advertising strategy. For example, Apple and Google continue to announce new privacy features that may limit our ability to use cookies and similar technology to improve the consumer experience.

Risks Related to Financial Matters

We have indebtedness which could adversely affect our business and financial condition. With respect to the 2025 Senior Notes and 2026 Senior Notes, we are subject to risks relating to our existing or potential indebtedness that include:

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

Failure to comply with the various covenants contained in our Credit Agreement and the 2025 Indenture could have a material adverse effect on our business. The various covenants contained in the Credit Agreement and 2025 Indenture include those that limit our ability to, among other things:

•
Incur indebtedness;
•
Pay dividends on, redeem or repurchase our capital stock;
•
Effect share repurchases;
•
Enter into secured financing arrangements;
•
Enter into sale and leaseback transactions; and
•
Enter into unrelated businesses.

These covenants may limit our ability to optimally operate our business. Any failure to comply with the restrictions of our Credit Facility or our 2025 Senior Notes and 2026 Senior Notes may result in an event of default under the agreements governing such debt instruments and such default may allow the creditors to accelerate the debt incurred thereunder. In addition, lenders under the Credit Facility may be able to terminate any commitments they had made to supply us with further funds.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms. Pursuant to the Credit Facility, we agreed to pledge substantially all of our assets, including the equity interests of our subsidiaries. This agreement also includes restrictive covenants that may limit our ability to secure additional financing in the future on favorable terms, if at all. Our ability to secure additional financing will also depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, and financial, business and other factors, many of which are beyond our control.

We are subject to risks relating to our 2026 Senior Notes. During the first quarter of 2021, we adopted new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The new accounting guidance requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new accounting guidance, among other things, requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. Under the if-converted method, diluted earnings per share would generally be calculated assuming that all the notes were exchanged solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, if any.

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

Holders of our 2026 Senior Notes may convert the 2026 Senior Notes after the occurrence of certain dates or events. Refer to “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information on our 2026 Senior Notes. Settlement of the 2026 Senior Notes could adversely affect our liquidity.

We are subject to risks relating to the Capped Calls. In connection with the issuance of the 2026 Senior Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) to reduce potential dilution to our common stock and/or offset cash payments we must make in excess of the principal amount, in each case, upon any conversion of Senior Notes, with such offset subject to a cap. We are subject to the risk that one or more of the hedge counterparties may default under the Capped Calls. If any of the hedge counterparties become subject to insolvency proceedings, we will become an unsecured creditor with a claim equal to our exposure at that time under our transactions with such counterparties. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock.

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
•
Changes in tax laws, which may significantly affect our tax rates and taxes due;
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

If we are unable to successfully maintain effective internal control over financial reporting, investors may lose confidence in our reported financial information and our business and our share price may be adversely impacted. As a public company, we are required to maintain internal control over financial reporting and our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. If we are not successful in maintaining effective internal control over financial reporting, there could be inaccuracies or omissions in the financial information we file with the SEC. Additionally, even if there are no inaccuracies or omissions, we could be required to publicly disclose our management’s conclusion that our internal control over financial reporting or disclosure controls and procedures are not effective. These events could cause investors to lose confidence in our reported financial information, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits that could be costly to resolve and distract management’s attention, limit our ability to access the capital markets, adversely impact our stock price, or cause our stock to be delisted from The Nasdaq or any other securities exchange on which we are then listed.

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

Application of U.S. state and local or international tax laws, changes in tax laws or tax rulings, or the examination of our tax positions, could materially affect our financial position and results of operations. As an international business, we are subject to income taxes and non-income-based taxes in the U.S. and various other international jurisdictions. Tax laws are subject to change as new laws are passed and new interpretations of the laws are issued or applied. Due to economic and political conditions, tax rates and tax regimes may be subject to significant change and the tax benefits that we intend to eventually derive could be undermined due to changing tax laws. Governments are increasingly focused on ways to increase tax revenues, which has contributed to more aggressive positions taken by tax authorities and an increase in tax legislation. Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition. Any changes to international tax laws or any additional reporting requirements may increase the complexity and costs associated with tax compliance and adversely affect our cash flows and results of operations.

The Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project and has issued various reports, guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. In October 2021, more than 130 countries tentatively signed on to a framework, expected to be implemented in 2023, which calls for a minimum tax rate on corporations of 15% and a reallocation of profits from the largest and most profitable businesses to countries where they make sales. The proposed framework, once enacted, envisages new international tax rules and the removal of all digital services taxes. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations is uncertain. As the OECD/G20 continues to drive toward a consensus framework, several countries which have previously enacted unilateral digital services tax initiatives, such as France, Italy, Spain, and the U.K., will continue to impose these revenue based taxes until implementation of the consensus framework. During the years ended December 31, 2021 and 2020, we recorded $1 million and $2 million, respectively, of digital service tax to general and administrative expense on our consolidated statements of operations.

We are routinely under audit by federal, state and foreign taxing authorities. The ultimate outcome of these examinations (including the Internal Revenue Service (“IRS") audit described below) cannot be predicted with certainty but could be materially different from our income tax provisions and accruals and could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, we may be required to record charges to our results of operations, which could harm our operating results and financial condition.

Changes in the tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our platform and our financial results. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce and it is possible that various jurisdictions may attempt to levy additional or new sales, income or other taxes relating to our activities. For example, Congress is considering various approaches to legislation that would require companies engaged in e-commerce to collect sales tax on internet revenue and a growing number of U.S. states and certain foreign jurisdictions have adopted or are considering proposals to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf. Additionally, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair Inc., in which a Court reversed longstanding precedent that remote sellers are not required to collect state and local sales taxes, may have an adverse impact on our business. Also, as described in more detail above, certain U.S. states and countries in which we do business have enacted or proposed digital services tax initiatives. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, occupancy, income and other taxes. We cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce; however, new or revised taxes and, in particular, sales taxes, occupancy taxes, value added taxes (“VAT”), and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products and services over the internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial results and financial condition.

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

We continue to be subject to significant potential tax liabilities in connection with the Spin-Off. Under the Tax Sharing Agreement between us and Expedia entered into in connection with the Spin-Off, we are generally required to indemnify Expedia for any taxes resulting from the Spin-Off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies). We continue to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, we are currently under IRS audit for the 2009, 2010, and short-period 2011 tax years and, in connection with that audit, have received Notices of Proposed Adjustment from the IRS which would result in an increase in our worldwide income tax expense. We have requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for tax years 2009 through 2011. We expect the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future. Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all open subsequent years. The outcome of these matters or any other audits could subject us to significant tax liabilities. Refer to “Note 12: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information on this IRS audit.

We face risks associated with fluctuations in foreign currency exchange rates. As a result, we face exposure to movements in foreign currency exchange rates including, but not limited to, re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur. For example, in the event that one or more European countries were to replace the Euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the Euro or the British pound, could adversely affect our net revenue growth in future periods.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, we do not own any real estate. We lease approximately 280,000 square feet of office space for our corporate headquarters in Needham, Massachusetts, or Headquarters Lease. Our Headquarters Lease, has an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. We also lease an aggregate of approximately 430,000 square feet of office space at approximately 35 locations across North America, Europe, Asia Pacific and South America, in cities such as New York, London, Sydney, Barcelona, Buenos Aires and Paris, primarily used as sales offices, subsidiary headquarters, and for international operations, pursuant to leases with various expiration dates. We believe that our current facilities are adequate for our current operations and that additional leased space can be obtained on reasonable terms if needed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on The Nasdaq under the ticker symbol “TRIP.” Our Class B common stock is not listed and there is no established public trading market for that security. As of February 11, 2022, all of our Class B common stock was held by LTRIP.

Performance Comparison Graph

The following graph provides a comparison of the total stockholder return from December 31, 2016 to December 31, 2021, of an investment of $100 in cash on December 31, 2016 for Tripadvisor, Inc. common stock and an investment of $100 in cash on December 31, 2015 for (i) the Standard and Poor’s 500 Index (the “S&P 500 Index”), (ii) The Nasdaq Composite Index, and (iii) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the internet industry, including internet software and service companies and e-commerce companies. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Data for the S&P 500 Index, The Nasdaq Composite Index, and the RDG Internet Composite Index assume reinvestment of dividends.

This performance comparison graph is not “soliciting material,” is not deemed filed with the SEC and is not deemed to be incorporated by reference into any filing of Tripadvisor, Inc. under the Securities Act or any filing under the Exchange Act.

Holders of Record

As of February 11, 2022, there were 125,873,185 outstanding shares of our common stock held by 1,916 stockholders of record, and 12,799,999 outstanding shares of our Class B common stock held by one stockholder of record: LTRIP.

Dividends

While the Company did pay a special cash dividend of $3.50 per share to stockholders, or approximately $488 million in the aggregate, on December 4, 2019, we did not declare or pay any dividends during the years ended December 31, 2021 or 2020. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. In addition, our ability to pay dividends was also limited by the terms of our Credit Agreement and our 2025 Indenture. Therefore, investors should not rely on regular quarterly or annual dividend income from shares of our common stock and investors should not rely on special dividends with any regularity, or at all. Investors should rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize future gains on their investments.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required under this item is incorporated herein by reference to our 2022 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2021, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

In March 2021, we completed the sale of $345 million of 2026 Senior Notes. Refer to “Note 10: Debt” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information about our 2026 Senior Notes.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2021, we did not repurchase any shares of our common stock under our existing share repurchase program. As of December 31, 2021, we had $75 million remaining available to repurchase shares of our common stock under our previously authorized share repurchase program.

While the Board of Directors has not suspended or terminated the share repurchase program, the terms of our Credit Agreement limit the Company from engaging in share repurchases and the terms of our 2025 Indenture related to our 2025 Senior Notes impose certain limitations and restrictions on share repurchases. Refer to “Note 10: Debt” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information about our Credit Agreement and our 2025 Indenture.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes in Item 8 on this Annual Report on Form 10-K.

Overview

Tripadvisor operates the world’s largest travel guidance platform, connecting a global audience of prospective travelers with travel partners through rich content, price comparison tools, and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants. Our mission is to help people around the world plan, book and experience the perfect trip.

In 2000, under our flagship brand Tripadvisor, we launched www.Tripadvisor.com in the U.S. Since then, we have built a portfolio of travel guidance brands and businesses, seamlessly connecting travelers to destinations, accommodations, travel activities and experiences, and restaurants in over 40 markets and over 20 languages worldwide. As of December 31, 2021, Tripadvisor featured more than 1 billion reviews and opinions on nearly 8 million hotels and other accommodations, restaurants, experiences, airlines and cruises.

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

Our reporting structure includes the following reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. For further information regarding our segments, including the principal revenue streams within these segments and timing of revenue recognition and cashflows, refer to “Note 4: Revenue Recognition” and “Note 20: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K.

Executive Financial Summary

Tripadvisor is the world’s largest travel guidance platform, as measured by unique users de-duplicated monthly, according to SimilarWeb. As a result, Tripadvisor represents an attractive platform for travel partners – including hotel chains, independent hoteliers, OTAs, destination marketing organizations, experience operators, restaurants, and other travel-related and non-travel related product and service providers – who seek to market and sell their products and services to a global audience. Tripadvisor’s platform and product offerings enable consumers to discover, research and price shop a variety of travel products, including hotels, flights, cruises, cars, vacation rentals, tours, travel activities and other experiences, and restaurants; and book a number of these travel experiences either directly on our platform, or on our travel partners’ websites or mobile apps.

Business Trends

The online travel industry in which we operate is large and also highly dynamic and competitive. Our overall strategy is to deliver more value to consumers and travel partners in order to generate more monetization on our platform. While we operate with a long-term growth focus, our specific growth objectives and resource allocation strategies can differ in both duration and magnitude within our segments. We describe below these dynamics, as well as the current trends affecting our overall business and reportable segments, key drivers of our financial results, and uncertainties that may impact our ability to execute on our objectives and strategies.

COVID-19

The COVID-19 pandemic has caused a significant negative impact on the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”), and consequently adversely and materially affected our business, results of operations, liquidity and financial condition during the years ended December 31, 2021 and 2020. Among other impacts, COVID-19 has negatively impacted global consumer travel demand and consumers’ ability to travel and take part in other travel, leisure, and dining activities, thereby causing many of our travel partners to operate at significantly reduced and/or intermittent service levels during this timeframe.

Commencing in late February 2020 and progressively worsening through March 2020, we experienced a significant decline in consumer demand for our products and services as well as an increase in customer cancellations, concurrent with widespread travel restrictions imposed by governments and businesses in response to the COVID-19 pandemic. In the second half of March 2020 and throughout April 2020, significant year-over-year revenue declines generally stabilized across the Company’s segments and products, a trend which generally continued throughout the second quarter of 2020, although modestly improved during the third quarter of 2020. Beginning in the fourth quarter of 2020, however, local governments, particularly in Europe, began to impose new restrictions to mitigate the spread of the virus, which again negatively impacted trends. Also, in the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and Europe, and in the first quarter of 2021, vaccination distribution programs were initiated around the world. Vaccine programs in our largest markets, the U.S and Europe, appear to be progressing well, and we expect the same for much of the rest of the world. We are encouraged by recent developments, although the timing and extent of widespread vaccine distributions on a global basis, and efficacy against recent variants (e.g., the Delta and Omicron) and future variants, if any, of COVID-19 remains unclear.

The adverse impact to our business from COVID-19 has been significant, albeit unevenly at different points in time and in different geographies throughout 2020. This adverse impact has been driven by the pandemic’s proliferation, intermittent containment and resurgence of the virus, and new variants of the virus introduced throughout the world, followed by travel restrictions and other mandates put in place, lifted and/or reinstated at different timeframes during 2020 and 2021 by local governments to mitigate the spread of the virus. As such, the travel industry’s recovery from the COVID-19 pandemic has been varied and uneven region-to-region on a global basis, as well as state-to-state in the U.S. These adverse impacts continued to negatively impact the travel industry and dampen consumer demand for our products and services at varied levels throughout 2021, although to a materially lesser extent in 2021 as the travel industry broadened its recovery.

In addition, the ultimate duration of the negative impact of COVID-19 on our results of operations, liquidity and financial condition remains uncertain and is dependent upon factors beyond our control, such as the continued transmission rate of COVID-19, including any new variants and/or additional resurgences of existing variants, if any, the extent and effectiveness of containment actions taken, vaccine efficacy, and the ultimate impact of these and other factors on consumer demand for travel and usage patterns on our platform. Although uncertainty remains, we generally saw continued improvement in the travel market in 2021 and expect that the market will continue to improve in 2022, driven by continued vaccination programs, the gradual lifting of government restrictions, and what we believe to be continued significant pent-up consumer demand for travel industry related services.

Traffic trends on our platform, a leading indicator of consumer travel demand, have improved since the trough of significant declines seen in the second half of March 2020 and throughout April 2020, as monthly unique users on Tripadvisor-branded websites for April 2020 were approximately 33% of the comparable period in 2019. By means of showing a comparison to a pre-COVID-19 timeframe, average monthly unique users on Tripadvisor-branded websites during the fourth quarter of 2021 were approximately 73% of 2019's comparable period despite impact late in the quarter from the Omicron variant, in comparison to approximately 55%, 70% and 76% of 2019’s comparable periods during the first, second and third quarters of 2021, respectively, driven by vaccine progress, the easing of various government restrictions, albeit unevenly, and consumer travel demand’s improving recovery.

Our consolidated revenue for the year ended December 31, 2021 was $902 million, or an increase of 49%, when compared to the same period in 2020. In addition, by means of showing a comparison to a pre-COVID-19 timeframe, consolidated revenue for the year ended December 31, 2021 was 58% of 2019’s comparable period. Our consolidated revenue for the year ended December 31, 2020, was approximately 39% of 2019’s comparable period. Revenue trends have also improved as 2021 has progressed as consolidated revenue for the fourth quarter of 2021 was approximately 72% of 2019's comparable period, in comparison to approximately 33%, 56% and 71% of 2019’s comparable periods during the first, second and third quarters of 2021, respectively. This increase in revenue was driven largely by continued strength in the U.S. marketplace, but also due to marked improvement in Europe, where revenue began accelerating in May 2021 and continued through the third quarter of 2021, however was again impacted by the emergence of the Omicron variant late in the fourth quarter of 2021.

In response to the impact of the COVID-19 pandemic, we took several steps to further strengthen our financial position and balance sheet, and maintain financial liquidity and flexibility, including, but not limited to, restructuring activities, reducing our ongoing operating expenses and headcount, additional borrowings and issuances of debt, and amendments to our Credit Facility, all of which are described in more detail below.

Liquidity

During the first quarter of 2020, we borrowed $700 million under the Credit Facility as a precautionary measure to reinforce our liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19. We repaid these borrowings in full in the third quarter of 2020 using proceeds from our 2025 Senior Notes. In addition, during 2020, by means of amendments to our Credit Facility, we were able to secure, among other things, covenant relief in the form of suspending our leverage ratio covenant, until the earlier of the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, or such earlier date as we may elect, when the leverage ratio covenant will then be reinstated. We also extended the maturity date of this facility to May 2024.

In July 2020, we completed the sale of $500 million aggregate principal amount of senior notes in a private offering, our 2025 Senior Notes, at 7.0% per annum with a maturity date of July 15, 2025. We used the proceeds received of $490 million, net of debt issuance costs, to repay a portion of our Credit Facility borrowings.

In March 2021, we completed the sale of $345 million aggregate principal amount of senior notes in a private offering, our 2026 Senior Notes, at 0.25% per annum with a maturity date of April 1, 2026. Concurrently, we used a portion of the proceeds received from the 2026 Senior Notes to enter into privately negotiated capped call transactions with certain of the initial purchasers of the 2026 Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million. The Company intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the redemption and/or purchase of a portion of its 2025 Senior Notes prior to maturity.

We believe these measures provide us additional financial flexibility which we believe is important given our continued limited ability to predict our future financial performance due to the uncertainties associated with COVID-19.

Refer to “Note 10: Debt” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information about our Credit Facility, 2025 Senior Notes, and 2026 Senior Notes.

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

In April 2020, management approved and the Company announced an additional cost reduction initiative in response to the continued economic and financial impacts resulting from the COVID -19 pandemic, which included the following:

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

The Company incurred total pre-tax restructuring and other related reorganization costs of approximately $41 million during the year ended December 31, 2020, as a result of these measures. Such costs were both recorded on our consolidated statement of operations and fully paid by the Company during 2020.

CARES Act and Other Governmental Relief

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an emergency economic stimulus package enacted in response to the COVID-19 pandemic, which includes numerous income tax provisions, some of which are effective retroactively. During the year ended December 31, 2021, the Company did not record any income tax benefit under the CARES Act; however, during the year ended December 31, 2020, the Company recorded an income tax benefit of $23 million as a result of a loss carryback provision provided under the CARES Act.

In addition, certain governments have passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, wage tax relief or other financial aid. Some of these governments have extended or are considering extending these programs. We have participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as similar programs in other jurisdictions. In addition, in certain countries, such as within the European Union, Singapore, Australia, and other jurisdictions, we participated in programs where government assistance came in the form of wage subsidies and reductions in wage-related employer taxes paid by us. During the years ended December 31, 2021 and 2020, we recognized government grants and other assistance benefits of $9 million and $12 million, respectively, as a reduction of personnel and overhead costs in the consolidated statements of operations.

For further details of income tax benefits and other government assistance recorded by the Company under the CARES Act and other governmental relief programs, refer to “Note 12: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K.

Hotels, Media & Platform Segment

Our Hotels, Media & Platform segment is comprised of: Tripadvisor-branded hotels revenue and Tripadvisor-branded Display and Platform Revenue.

Tripadvisor-branded hotels revenue primarily consists of hotel auction revenue and, to a lesser extent, hotel B2B revenue, which primarily includes subscription-based advertising services that we offer to travel partners and click-based revenue generated from hotel sponsored placement advertising that enables hotels to enhance their visibility on Tripadvisor hotel pages. Tripadvisor-branded Display and Platform Revenue primarily includes impression-based advertising revenue.

Our overall strategic objective in our Hotels, Media & Platform segment is to drive revenue and profits while delivering compelling services to consumers and driving a holistic user experience, increased customer engagement and monetization, as well as offering travel partners a diverse set of advertising opportunities on the Tripadvisor platform.

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

We seek to monetize our influence through hotel-related product improvements, supply and marketing efforts and customer advertising opportunities. Historically, we have generated a significant amount of hotel shoppers from search engines, such as Google. A hotel shopper is a visitor to our platform that views either a listing of hotels in a city or a specific hotel page. Our key ongoing objective related to traffic acquisition is to attract or acquire hotel shoppers at or above our desired marketing return on investment targets. Over the long-term, we are focused on driving a greater percentage of our traffic from direct traffic sources rather than search engines, which comes with little to no traffic acquisition costs.

As noted in the “COVID-19” discussion above, easing of travel restrictions across the world, rising vaccination rates, and an increase in consumer travel demand drove improved financial results during 2021, as Hotel, Media & Platform revenue increased by 52% during the year ended December 31, 2021, when compared to the same period in 2020, despite the impact from the rise of the Delta variant late in the third quarter of 2021 and then the emergence of the Omicron variant late in the fourth quarter of 2021. Tripadvisor-branded hotels revenue increased 55% during the year ended December 31, 2021, when compared to the same period in 2020, primarily driven by our hotel auction revenue, which reached approximately 58% of 2019’s comparable period, an increase from 32% in 2020 of 2019’s comparable period. The Company saw particular strength in recovery of domestic consumer travel, most notably in the U.S., whereas international travel and, in particular, inter-continental travel, has been slower to recover. Our U.S. hotel auction revenue during the year ended December 31, 2021, reached nearly 85% of 2019’s comparable period on strong consumer travel demand, and improved sequentially during the first three quarters of 2021, when compared as a percentage to 2019's comparable periods, while declining in the fourth quarter of 2021 again due to the emergence of the Omicron variant. In addition, our U.S. hotel auction CPC rates regained 2019 levels in early May 2021 and remained above 2019 levels through December 2021, demonstrating strong travel partner engagement on our platform as consumer travel demand recovers in the U.S. Although slower to recover, hotel auction revenue in Europe and the rest of the world also showed improvement during 2021, however, as with the U.S., Europe was also negatively impacted by the emergence of the Omicron variant late in the fourth quarter of 2021. As a result of these overall positive trends noted above, we increased our performance marketing investment throughout 2021 in correlation with the increase in consumer travel demand and a more favorable hotel auction environment.

While slower to recover than Tripadvisor-branded hotels revenue, our display and platform revenue increased by 41% during the year ended December 31, 2021, when compared to the same period in 2020. In addition, and by means of also showing a comparison to a pre-COVID-19 timeframe, Tripadvisor-branded display and platform revenue improved when compared to the comparable period in 2020, while reaching approximately 60% of 2019’s comparable period in 2021 and also improved sequentially during the first three quarters of 2021 when compared to 2019’s comparable periods, while declining modestly in the fourth quarter of 2021, when compared as a percentage to the 2019 comparable period, due to the emergence of the Omicron variant. This overall improvement for 2021 was primarily driven by an increase in marketing spend from our advertisers in correlation with increasing consumer travel demand, as discussed above.

Over the long-term, we believe that improving our offerings to deepen consumer engagement on our platform will enable us to more effectively monetize our influence. For example, in Tripadvisor-branded display and platform revenue, we enable travel partners to amplify their brand, generate brand impressions, and potentially drive qualified leads and bookings for their businesses. Historically, we have limited both the type and number of display-based advertising opportunities we make available to travel partners, particularly on mobile phone, which, in turn, has limited display-based advertising revenue growth. However, we continue to work on initiatives to better leverage our audience, content, data, travel influence and platform breadth to open up new media advertising opportunities through a more modern, high-powered advertising suite spanning native, video and programmatic solutions. We have broadened our solution to a larger set of advertising travel endemic and non-travel endemic advertising partners, including industries such as entertainment, spirits, and finance. On the consumer side, we are focused on making Tripadvisor membership more valuable for consumers. As an example, during 2021, we launched Tripadvisor Plus, an annual subscription-based membership that offers financial incentives, benefits and perks to members who book hotels and experiences on our platform.

As discussed above, the Company initiated cost reduction measures in response to the COVID-19 pandemic in 2020, the majority of which were related to personnel and overhead costs and brand advertising, or television advertising, for this segment. During 2021, we maintained the majority of these cost savings in this segment, however, as noted above, the Company increased its performance marketing spend during the year. Relative strength in CPC pricing allowed us to increase spend in marketing channels at a profitable ROAS (return on ad spend), while our free traffic, or SEO traffic, has been slower to recover.

These efforts demonstrate our continued focus on increasing the quality of customer engagement on our platform, including driving membership growth, increasing personalization, and innovating our mobile app experience. We believe delivering – and improving upon – a great experience for users will encourage more users to use our services more frequently, increase member growth and member engagement, and drive loyalty to our brand and services. In turn, we believe this makes our platform more attractive for travel partners, and can result in increased monetization over time for us and our travel partners.

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

However, during most of 2021, our Experiences & Dining segment’s financial results improved significantly, as revenue in this segment increased by 65% during the year ended December 31, 2021, when compared to the same period in 2020, driven by our Experiences offering, as a result of the growing travel demand recovery driven by vaccine progress and various government restrictions being gradually lifted. By means of showing a comparison to a pre-COVID-19 timeframe, during the fourth quarter of 2021, our Experiences & Dining segment revenue reached approximately 90% of the fourth quarter of 2019 revenue, an increase from 81% of the third quarter of 2019 revenue in the third quarter of 2021, despite the impact of the Delta and Omicron variants. In addition, our Experiences & Dining segment revenue during the year ended December 31, 2021, was 67% of 2019’s comparable period, an increase from 40% of 2019’s comparable period during the year ended December 31, 2020.

During the year ended December 31, 2021, our Experiences revenue grew over 230%, when compared to the same period in 2020, and reached 64% of 2019’s comparable period revenue, primarily driven by our Viator point of sale business. As a result of strong consumer demand in our Viator business with the growing travel demand recovery during 2021, we significantly increased investments in performance marketing channels in order to capture additional market share while maintaining a positive return on investment measured over the projected lifetime of a customer. In Dining, we saw a notable recovery since mid-May 2021, as restaurants in most European countries in which TheFork operates began reopening for in-restaurant dining. However, late in the fourth quarter of 2021, Omicron-related restrictions and related impact to consumer demand within Europe again began to impact Dining. Overall, Dining revenue during the year ended December 31, 2021, decreased by 5%, when compared to the same period in 2020, primarily driven by the impact of COVID-19, as restaurants in most of the European countries in which our Dining business operates were ordered to remain closed during the first quarter of 2021, while Dining revenue during the final three quarters of 2021 exceeded the total from the comparable quarters for 2020 by approximately 29%. By means of showing a comparison to a pre-COVID-19 timeframe, Dining revenue during the year ended December 31, 2021 reached 74% of 2019's comparable period.

As discussed above, the Company initiated cost reduction measures in response to the COVID-19 pandemic during 2020, the majority of which was related to personnel and overhead costs and brand advertising in this segment. During 2021, we maintained the majority of cost savings in this segment, however, as noted above, the Company significantly increased its performance marketing spend during the year.

During 2021, we have explored new initiatives to delight and engage consumers. For example, we improved our site navigation, recommendations, sort orders, quality of our experience products, mobile apps, and offered new consumer payment options, as new customer acquisition remains top priority during the growing travel recovery. For operators, we launched a new advertising program, Viator Accelerate, which is aimed at helping operators increase their visibility on the platform through targeted advertising, ultimately with the goal of increasing bookings and reach.

Other

Other is a combination of our Rentals, Flights & Car, and Cruise offerings and is not considered a reportable segment. Other revenue continues to experience the ongoing negative impact of COVID-19, particularly in our Flights and Cruise offerings, and was also negatively impacted by the sale of our SmarterTravel business during the second quarter of 2020. We continue to operate these businesses opportunistically as they complement our overall strategic objectives to deliver more value to consumers and travel partners.

Consolidated Results of Operations

A discussion regarding our financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021.

Results of Operations

Selected Financial Data

(in millions, except percentages)

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenue	$902	$604	$1,560	49%	(61)%

Costs and expenses:
Cost of revenue	74	55	94	35%	(41)%
Selling and marketing	469	316	672	48%	(53)%
Technology and content	212	220	293	(4)%	(25)%
General and administrative	167	173	187	(3)%	(7)%
Depreciation and amortization	111	125	126	(11)%	(1)%
Impairment of goodwill	—	3	—	n.m.	n.m.
Restructuring and other related reorganization costs	—	41	1	n.m.	n.m.
Total costs and expenses:	1,033	933	1,373	11%	(32)%
Operating income (loss)	(131)	(329)	187	(60)%	n.m.
Other income (expense):
Interest expense	(45)	(35)	(7)	29%	400%
Interest income	1	3	17	(67)%	(82)%
Other income (expense), net	(10)	(8)	(3)	25%	167%
Total other income (expense), net	(54)	(40)	7	35%	n.m.
Income (loss) before income taxes	(185)	(369)	194	(50)%	n.m.
(Provision) benefit for income taxes	37	80	(68)	(54)%	n.m.
Net income (loss)	$(148)	$(289)	$126	(49)%	n.m.

Other financial data:
Adjusted EBITDA (1)	$100	$(51)	$438	n.m.	n.m.

n.m. = not meaningful
(1) See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenue by Segment:	(in millions)
Hotels, Media & Platform	$549	$361	$939	52%	(62)%
Experiences & Dining	307	186	456	65%	(59)%
Other	46	57	165	(19)%	(65)%
Total revenue	$902	$604	$1,560	49%	(61)%
Adjusted EBITDA by Segment:
Hotels, Media & Platform	$111	$13	$378	754%	(97)%
Experiences & Dining	(36)	(79)	5	(54)%	n.m.
Other	25	15	55	67%	(73)%
Total Adjusted EBITDA	$100	$(51)	$438	n.m.	n.m.
Adjusted EBITDA Margin by Segment (1):
Hotels, Media & Platform	20%	4%	40%
Experiences & Dining	(12%)	(42%)	1%
Other	54%	26%	33%

n.m. = not meaningful

(1)
“Adjusted EBITDA Margin by Segment” is defined as Adjusted EBITDA by segment divided by revenue by segment.

Hotels, Media & Platform Segment

Hotels, Media & Platform segment revenue increased by $188 million during the year ended December 31, 2021, when compared to the same period in 2020, primarily due to increased hotel auction revenue, particularly in the U.S., and, to a lesser extent, increased hotel auction revenue in Europe, due to the impact of growing consumer travel demand and increasing travel industry recovery on our business, as discussed above.

Adjusted EBITDA in our Hotels, Media & Platform segment increased $98 million, during the year ended December 31, 2021 when compared to the same period in 2020. This was primarily due to an increase in revenue as noted above, and, to a lesser extent, a reduction in personnel costs as a result of workforce reductions related to our cost-reduction measures during 2020 in response to COVID-19, partially offset by an increase in direct selling and marketing expenses related to search engine marketing, or SEM, and other online paid traffic acquisition costs in response to increasing consumer travel demand as travel restrictions ease, vaccination rates increase, and the travel industry recovers, and, to a lesser extent, an increase in personnel and overhead costs to help support business and key staff retention growth during the growing travel demand recovery.

The following is a detailed discussion of the revenue sources within our Hotels, Media & Platform segment:

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Hotels, Media & Platform:	(in millions)
Tripadvisor-branded hotels	$452	$292	$779	55%	(63%)
Tripadvisor-branded display and platform	97	69	160	41%	(57%)
Total Hotels, Media & Platform revenue	$549	$361	$939	52%	(62%)

Tripadvisor-branded Hotels Revenue

Tripadvisor-branded hotels revenue primarily includes hotel auction revenue and, to a lesser extent, hotel B2B revenue, which includes click-based revenue generated from hotel sponsored placement advertising that enable hotels to enhance their visibility on Tripadvisor hotel pages, and subscription-based advertising services that we offer to travel partners. For the years ended December 31, 2021, 2020, and 2019, 82%, 81%, and 83%, respectively, of our total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue increased $160 million or 55% during the year ended December 31, 2021 when compared to the same period in 2020. This increase was primarily driven by our hotel auction revenue, particularly in the U.S., and, to a lesser extent, an increase in hotel auction revenue in Europe, despite the impact from the Delta variant late in the third quarter of 2021 and the emergence of the Omicron variant late in the fourth quarter of 2021, due to rising consumer travel demand and travel industry recovery, given rising vaccination rates and easing of government travel and leisure restrictions. As consumer travel demand continued to increase during 2021, the Company saw continued improvement in hotel auction monetization, as CPC rates during the second half of 2021 exceeded parity of 2019's comparable period, which enabled increased efficient marketing investment on performance channels, enhancing our 2021 hotel auction revenue growth. See “Business Trends” above for further discussion.

Tripadvisor-branded Display and Platform Revenue

For the years ended December 31, 2021, 2020, and 2019, 18%, 19%, and 17%, respectively, of our total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded display and platform revenue, which consists of revenue from display-based advertising across our platform. Tripadvisor-branded display and platform revenue increased $28 million or 41% during the year ended December 31, 2021, when compared to the same period in 2020, primarily driven by an increase in marketing spend from our advertisers in correlation with increasing consumer travel demand, as discussed above.

Experiences & Dining Segment

For the years ended December 31, 2021, 2020, and 2019, our Experiences & Dining segment revenue accounted for 34%, 31% and 29%, respectively, of total consolidated revenue. Experiences & Dining segment revenue increased by $121 million or 65% during the year ended December 31, 2021, when compared to the same period in 2020, driven by Experiences revenue, as discussed above under “Business Trends.”

This segment’s revenue has been negatively and materially impacted at varying levels by a significant reduction in consumer demand due to the COVID-19 pandemic at varying levels during 2020 and 2021. However, during 2021, our Experiences & Dining segment’s financial results significantly improved as a result of the growing consumer travel demand recovery, albeit unevenly, driven by vaccine progress and various government restrictions being gradually lifted during the same time period, which is discussed further under “Business Trends” above.

Experiences & Dining segment Adjusted EBITDA loss decreased by $43 million during the year ended December 31, 2021 when compared to the same period in 2020, primarily due to an increase in revenue as noted above, a reduction in personnel costs as a result of workforce reductions related to our cost-reduction measures during 2020 in response to COVID-19, and, to a lesser extent, lower television advertising costs, office lease costs, and bad debt expense, partially offset by increased selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increased consumer demand for experiences and restaurants as part of the growing consumer travel demand recovery and, to a lesser extent, an increase in personnel and overhead costs to help support business growth and key staff retention during the growing travel demand recovery.

Other

Other revenue, which includes Rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from our Flights & Cars, and Cruises offerings on Tripadvisor websites and mobile apps, decreased by $11 million or 19% during the year ended December 31, 2021, when compared to the same period in 2020, primarily due to the continued negative impact of COVID-19 on these offerings, and the sale of our SmarterTravel business during the second quarter of 2020.

Adjusted EBITDA in Other increased $10 million or 67% during the year ended December 31, 2021, when compared to the same period in 2020, was primarily due to reduction in personnel costs as a result of workforce reductions related to our cost-reduction measures during the first half of 2020 in response to COVID-19 and lower non-income tax costs, partially offset by a decrease in revenue, as noted above.

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

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in millions)
Direct costs	$50	$34	$71	47%	(52%)
Personnel and overhead	24	21	23	14%	(9)%
Total cost of revenue	$74	$55	$94	35%	(41%)
% of revenue	8.2%	9.1%	6.0%

Cost of revenue increased $19 million during the year ended December 31, 2021 when compared to the same period in 2020, primarily due to increased direct costs from credit card payment and other revenue-related transaction costs in our Experiences & Dining segment in correlation with an increase in revenue.

Selling and Marketing

Selling and marketing expenses consist of direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate marketing commissions, social media costs, brand advertising (including television and other offline advertising), promotions and public relations. In addition, our selling and marketing expenses consist of indirect costs such as personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation, and bonuses for sales, sales support, customer support and marketing employees.

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in millions)
Direct costs	$294	$128	$433	130%	(70%)
Personnel and overhead	175	188	239	(7%)	(21%)
Total selling and marketing	$469	$316	$672	48%	(53%)
% of revenue	52.0%	52.3%	43.1%

Direct selling and marketing costs increased $166 million during the year ended December 31, 2021 when compared to the same period in 2020, primarily due to an increase in our SEM and other online traffic acquisition spend in our Hotels, Media & Platform and Experiences & Dining segments in response to increasing consumer travel demand as travel activity restrictions ease and the travel industry recovers.

Personnel and overhead costs decreased $13 million during the year ended December 31, 2021 when compared to the same period in 2020, primarily as a result of a reduction in headcount related to our cost-reduction measures across our business in response to COVID-19 implemented during the first half of 2020, partially offset by increased personnel and overhead related to performance bonuses and additional headcount to help support business growth and key staff retention during the growing travel demand recovery during 2021.

Technology and Content

Technology and content expenses consist primarily of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense, and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our platform. Other costs include licensing, maintenance expense, computer supplies, telecom costs, content translation and localization costs, and consulting costs.

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in millions)
Personnel and overhead	$188	$194	$260	(3%)	(25%)
Other	24	26	33	(8%)	(21%)
Total technology and content	$212	$220	$293	(4%)	(25%)
% of revenue	23.5%	36.4%	18.8%

Technology and content costs decreased $8 million during the year ended December 31, 2021 when compared to the same period in 2020, primarily due to decreased personnel and overhead costs across our business as a result of a reduction in headcount driven by cost-reduction measures across our business in response to COVID-19 implemented during the first half of 2020, partially offset by an increase in performance bonuses, contingent staff costs, and stock-based compensation expense to help support business growth and key staff retention during the growing travel demand recovery during 2021.

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

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in millions)
Personnel and overhead	$132	$119	$135	11%	(12%)
Professional service fees and other	35	54	52	(35%)	4%
Total general and administrative	$167	$173	$187	(3%)	(7%)
% of revenue	18.5%	28.6%	12.0%

General and administrative costs decreased $6 million during the year ended December 31, 2021 when compared to the same period in 2020. Personnel and overhead costs increased $13 million during the year ended December 31, 2021, when compared to the same period in 2020, primarily driven by an increase in performance bonuses, recruiting costs, and stock-based compensation expense to help support business growth and key staff retention during the growing consumer travel demand recovery, partially offset by decreased personnel and overhead costs as a result of a reduction in headcount driven by cost-reduction measures across our business in response to COVID-19 implemented during the first half of 2020. Professional service fees and other decreased $19 million during the year ended December 31, 2021, when compared to the same period in 2020, primarily due to a decrease in bad debt expense of $14 million due to improved collection trends as the travel industry recovers and to a lesser extent a decrease in third-party professional service costs related to cost-reduction measures and other non-income related taxes costs.

Depreciation and amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use (“ROU”) assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Year ended December 31,
	2021	2020	2019
	(in millions)
Depreciation	$91	$99	$93
Amortization of intangible assets	20	26	33
Total depreciation and amortization	$111	$125	$126
% of revenue	12.3%	20.7%	8.1%

Depreciation and amortization decreased $14 million during the year ended December 31, 2021 when compared to the same period in 2020, primarily due to the completion of amortization related to certain intangible assets from business acquisitions in previous years and lower depreciation related to computer equipment, leasehold improvements, furniture and capitalized website development costs driven by a reduction in headcount related to our cost-reduction measures across our business in response to COVID-19 implemented during the first half of 2020.

Impairment of Goodwill

	Year ended December 31,
	2021	2020	2019
	(in millions)
Impairment of goodwill	$—	$3	$—
% of revenue	0.0%	0.5%	0.0%

The Company recorded a goodwill impairment charge of $3 million related to our Tripadvisor China reporting unit in the third quarter of 2020. Refer to “Note 8: Goodwill and Intangible Assets, Net” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

Restructuring and other related reorganization costs

Restructuring and other related reorganization costs consist primarily of employee severance and related benefits.

	Year ended December 31,
	2021	2020	2019
	(in millions)
Restructuring and other related reorganization costs	$—	$41	$1
% of revenue	0.0%	6.8%	0.0%

The Company incurred restructuring and other related reorganization costs of $41 million during the year ended December 31, 2020, primarily due to actions taken by the Company in response to COVID-19.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to our Credit Facility, 2025 Senior Notes, 2026 Senior Notes, as well as interest on our finance lease.

	Year ended December 31,
	2021	2020	2019
	(in millions)
Interest expense	$(45)	$(35)	$(7)

Interest expense increased $10 million during the year ended December 31, 2021 when compared to the same period in 2020, primarily due to the issuance of our 2025 Senior Notes in July 2020, partially offset by lower interest expense on our Credit Facility as the Company did not borrow from this facility during 2021. Refer to “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

Interest Income

Interest income primarily consists of interest earned from bank deposits available on demand, money market funds, overnight demand deposits and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Year ended December 31,
	2021	2020	2019
	(in millions)
Interest income	$1	$3	$17

Interest income decreased $2 million during the year ended December 31, 2021, when compared to the same period in 2020, primarily due to a reduction in average interest rates earned on our investments during 2021.

Other Income (Expense), Net

Other income (expense), net generally consists of net foreign exchange gains and losses, forward contract gains and losses, earnings/(losses) from equity method investments, gain/(loss) and impairments on non-marketable investments, gain/loss on sale/disposal of businesses, and other non-operating income (expenses).

	Year ended December 31,
	2021	2020	2019
	(in millions)
Other income (expense), net	$(10)	$(8)	$(3)

Other expense, net increased $2 million during the year ended December 31, 2021 when compared to the same period in 2020, primarily due to increased foreign currency transaction losses as a result of the fluctuation of foreign exchange rates during 2021 and a net increase in allowance for credit losses of $2 million, when compared to 2020, on a long-term note receivable, partially offset by a loss on sale of business of $6 million during 2020, which did not reoccur in 2021. Refer to “Note 18: Other Income (Expense), Net” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for additional information.

(Provision) Benefit for Income Taxes

	Year ended December 31,
	2021	2020	2019
	(in millions)
(Provision) benefit for income taxes	$37	$80	$(68)
Effective tax rate	20.0%	21.7%	35.1%

We had an income tax benefit of $37 million for the year ended December 31, 2021. The decrease in our income tax benefit during the year ended December 31, 2021 when compared to the same period in 2020, was primarily due to greater pretax losses incurred the year ended December 31, 2020 than 2021, and an income tax benefit of $23 million during the year ended December 31, 2020 from the tax rate differential in tax years applicable to U.S. loss carryforwards that became eligible for carryback under the CARES Act that did not reoccur in 2021. This was partially offset by an increase in the recognition of stock-based compensation windfalls related to the increase in the Company’s common stock price during the year ended December 31, 2021 and a partial release of a valuation allowance on our U.K. subsidiary's interest carryforward deferred tax asset. Refer to “Note 12: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

Net income (loss)

	Year ended December 31,
	2021	2020	2019
	(in millions)
Net income (loss)	$(148)	$(289)	$126
Net income (loss) margin	(16.4%)	(47.8%)	8.1%

Net loss decreased $141 million during the year ended December 31, 2021, when compared to the same period in 2020, primarily due to an increase in revenue, as described above in “Revenue and Segment Information”, restructuring costs incurred of $41 million during the year ended December 31, 2020, which did not reoccur during the year ended December 31, 2021, and decreased personnel and overhead costs across our business as a result of a reduction in headcount driven by cost-reduction measures across our business in response to COVID-19 implemented during the year ended December 31, 2020, partially offset largely by an increase in selling and marketing expenses in response to increasing consumer travel demand as travel activity restrictions ease and the travel industry recovers and, to a lesser extent, an increase in personnel and overhead costs during the year ended December 31, 2021 to help support business growth and key staff retention during the growing consumer travel demand recovery, all of which is described above under “Consolidated Expenses.”

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results reported in accordance with GAAP. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.

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
•
Adjusted EBITDA is unaudited and does not conform to SEC Regulation S-X, and as a result such information may be presented differently in our future filings with the SEC; and
•
other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of Adjusted EBITDA to Net Income (Loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Net income (loss)	$(148)	$(289)	$126
Add: (Benefit) provision for income taxes	(37)	(80)	68
Add: Other expense (income), net	54	40	(7)
Add: Restructuring and other related reorganization costs	—	41	1
Add: Impairment of goodwill	—	3	—
Add: Stock-based compensation	120	109	124
Add: Depreciation and amortization	111	125	126
Adjusted EBITDA	$100	$(51)	$438

Liquidity and Capital Resources

For a discussion of our liquidity and capital resources as of and our cash flow activities for the fiscal year ended December 31, 2019, see Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021.

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under our Credit Facility. As of December 31, 2021 and 2020, we had $723 million and $418 million, respectively, of cash and cash equivalents, and $497 million of available borrowing capacity under our Credit Facility as of December 31, 2021. As of December 31, 2021, approximately $151 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which approximately 50% was located in the U.K. As of December 31, 2021, the significant majority of our cash was denominated in U.S. dollars. As of December 31, 2021, the Company had $845 million in long-term debt, as a result of the issuance of our 2025 Senior Notes in July 2020 and 2026 Senior Notes in March 2021, as discussed below.

As of December 31, 2021, we had $427 million of cumulative undistributed earnings in foreign subsidiaries which were no longer considered to be indefinitely reinvested. As of December 31, 2021, we maintained a deferred income tax liability on our consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested. Refer to “Note 12: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

Credit Facility

As of December 31, 2021, we are party to our Credit Facility, which, among other things, provides for a $500 million revolving credit facility with a maturity date of May 12, 2024.

The Credit Facility requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. Borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on the Company’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on the Company’s leverage ratio.

However, we amended the Credit Facility in May 2020 and December 2020, to among other things, suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020, replacing it with a minimum liquidity covenant through June 30, 2021 (requiring the Company to maintain $150 million of unrestricted cash, cash equivalent and short-term investments less deferred merchant payables plus available revolver capacity), until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of the Company, at which time the leverage ratio covenant will be reinstated (the “Leverage Covenant Holiday”).

The Company remained in the Leverage Covenant Holiday as of December 31, 2021. During the Leverage Covenant Holiday, any borrowings under the Credit Facility bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. We are also required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the revolving credit facility for each fiscal quarter while the Leverage Covenant Holiday is in place. The Credit Facility includes restrictions on the Company’s ability to make certain payments and distributions, including share repurchases and dividends.

As of December 31, 2021 and 2020, respectively, we had no outstanding borrowings and were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday ceases, based on our current projections, we do not believe there is a material risk we will not remain in compliance throughout the next twelve months.

During the first quarter of 2020, the Company borrowed $700 million under the Credit Facility. These funds were drawn down as a precautionary measure to reinforce our liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. The Company repaid those borrowings in full during the third quarter of 2020 with proceeds received from the 2025 Senior Notes, as discussed below.

2025 Senior Notes

In July 2020, the Company completed the sale of $500 million in 2025 Senior Notes. The 2025 Senior Notes provide, among other things, that interest, at an interest rate of 7.0% per annum, will be payable on January 15 and July 15 of each year, which began on January 15, 2021, until their maturity on July 15, 2025. The Company used the proceeds from the 2025 Senior Notes, or $490 million, net of approximately $10 million in debt issuance costs, to repay a portion of our outstanding borrowings under our Credit Facility, as noted above. The 2025 Senior Notes are senior unsecured obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.

2026 Senior Notes

In March 2021, the Company completed the sale of $345 million of our 2026 Senior Notes. The 2026 Senior Notes provide, among other things, that interest, at an interest rate of 0.25% per annum, will be payable on April 1 and October 1 of each year, which began on October 1, 2021, until their maturity on April 1, 2026. Concurrently, the Company used a portion of the proceeds from the 2026 Senior Notes to enter into privately negotiated capped call transactions with certain of the initial purchasers of the 2026 Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million. The Company intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of the 2025 Senior Notes prior to maturity. The 2026 Senior Notes are senior unsecured obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.

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

For further information on our Credit Facility, 2025 Senior Notes, and 2026 Senior Notes, refer to “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K.

Significant uses of capital and other liquidity matters

During the years ended December 31, 2020 and 2019, we repurchased 4,707,450 and 2,059,846 shares, respectively, of the Company’s outstanding common stock at an aggregate cost of $115 million and $60 million, respectively, under our share repurchase program. The Company did not repurchase any shares of outstanding common stock under the share repurchase program during 2021 and had $75 million remaining available to repurchase shares of our common stock as of December 31, 2021. The terms of our Credit Agreement were amended to limit the Company from share repurchases during the Leverage Covenant Holiday and the terms of the 2025 Indenture related to the 2025 Senior Notes also impose certain limitations and restrictions on share repurchases.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows during the year related to working capital. In our Experiences business and our Rentals free-to-list model, we receive cash from travelers at the time of booking or prior to the occurrence of an experience or rental, and we record these amounts, net of commissions, on our consolidated balance sheet as deferred merchant payables. We pay the operator, or the experience supplier and/or property rental owners, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the operator and this operating cycle represents a source or use of cash to us. During the first half of the year Experiences and Rentals bookings typically exceed the amount of completed experiences and rental stays, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. However, this seasonal trend was negatively and materially impacted by COVID-19’s impact on our business throughout the year of 2020, albeit unevenly, primarily reflecting the decline in consumer demand for our products and increased cancellations of reservations. Although consumer demand, traveler hotel and rental stays, and travel activities and experiences taken generally remains materially lower than historic levels, these trends improved during 2021, resulting in increased revenues, working capital and operating cash flow more akin to typical and historical seasonality trends. However, the ultimate extent and longevity of the COVID-19 pandemic, including new or existing variants (i.e. Delta and/or Omicron), and its impact on travel, regional and global markets, and overall economic activity in currently affected countries and/or globally remains unknown and impossible to predict with certainty, as such, the impacts on our business, including our operating cash flows, while generally improving, remain uncertain at this point in time. Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions unrelated to COVID-19 that could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows. For example, during the third quarter of 2019 we introduced a new payment option, “Reserve Now, Pay Later” which allows our travelers the option to reserve certain experiences and defer payment until a date no later than two days before the experience date, which although used in a minority of bookings through 2021, may affect the timing of our future cash flows and working capital.

As discussed in “Note 12: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K, we have received Notices of Proposed Adjustments issued by the IRS for tax years 2009 through 2016, as of December 31, 2021. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $95 million to $105 million, exclusive of interest expense, at the close of the audit if the IRS prevails. In addition, we received from HM Revenue & Customs (“HMRC") in the U.K. an issue closure notice relating to adjustments for 2012 through 2016 tax years, as of December 31, 2021. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $45 million to $55 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our positions through applicable administrative and, if necessary, judicial remedies. Although the ultimate timing for resolution of these matters is uncertain, any future payments would negatively impact our operating cash flows.

The CARES Act, enacted in March 2020, made tax law changes to provide financial relief to companies as a result of the business impacts of COVID-19. Key income tax provisions of the CARES Act include changes in net operating loss (“NOL”) carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allowed us to carryback our U.S. federal NOL incurred in 2020, generating an expected tax refund of $48 million, which is reported in income taxes receivable on our consolidated balance sheet as of December 31, 2021. This tax refund is expected to be received during 2022.

We believe that our available cash and cash equivalents will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt and interest obligations, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions and/or other expenditures in support of our business strategy, which may potentially reduce our cash balance and/or require us to borrow under our Credit Facility or to seek other financing alternatives.

In addition, our capital requirements may increase due to the continued impact of the COVID-19 pandemic, including new, if any, or existing variants (i.e. Delta and Omicron), which has resulted in reduced revenues and operating cash flows for the Company, and the extent and duration to which it may continue to impact the Company’s business and the travel industry remains unclear. Given the continued uncertainty in the uneven market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact to our liquidity and capital requirements, and therefore our capital structure.

Our cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Net cash provided by (used in):
Operating activities	$108	$(194)	$424
Investing activities	(54)	(56)	(176)
Financing activities	263	341	(580)

During the year ended December 31, 2021, our primary use of cash was financing activities (including payment of withholding taxes on net share settlements of our equity awards of $44 million and purchase of Capped Calls of $35 million) and investing activities (including capital expenditures of $54 million). This use of cash was funded primarily with cash on hand, operating cash flow and financing activities, which includes $340 million of proceeds from the issuance of our 2026 Senior Notes, net of financing costs.

For the year ended December 31, 2021, net cash provided by operating activities increased by $302 million when compared to the same period in 2020, primarily due to a decrease in net losses of $141 million and an increase in working capital of $227 million, primarily driven by an increase in deferred merchant payables and deferred revenue reflecting the cash received from travelers due to an increase in experiences bookings which exceeded our payments to traveler suppliers, an increase in marketing cost accruals and a decrease in income tax payments, partially offset by an increase in accounts receivable across the business, all largely reflective of the increasing consumer demand for travel activities during 2021, in addition to timing of vendor payments and collection of receivables, as well as, and to a lesser extent, a decrease in non-cash items of $66 million which was primarily due to an increase in deferred income tax benefits and a decrease in bad debt expense.

For the year ended December 31, 2021, net cash used in investing activities decreased by $2 million when compared to the same period in 2020, as capital expenditures decreased slightly as part of cost-reduction measures across the business implemented during the first half of 2020 in response to COVID-19.

For the year ended December 31, 2021, net cash provided by financing activities decreased by $78 million when compared to the same period in 2020, primarily due to cash provided from the issuance of our 2025 Senior Notes in the third quarter of 2020 of $490 million, net of financing costs, partially offset by cash used to purchase shares of our common stock under our share repurchase program of $115 million during the year ended December 31, 2020, both which did not reoccur in 2021, as contrasted to proceeds received from the issuance of our 2026 Senior Notes of $340 million in the first quarter of 2021, net of financing costs, and cash received for stock option exercises of $8 million during the year ended December 31, 2021, which was partially offset by payments of $35 million for the Capped Calls in connection with our 2026 Senior Notes, which also occurred during the first quarter of 2021, and an increase in payment of withholding taxes on net share settlements of equity awards of $23 million during the year ended December 31, 2021.

The following table summarizes our current and long-term material cash requirements, both accrued and off-balance sheet, as of December 31, 2021:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
2025 Senior Notes (1)	$500	$—	$—	$500	$—
Expected interest payments on 2025 Senior Notes (2)	125	35	71	19	—
2026 Senior Notes (3)	345	—	—	345	—
Expected interest payments on 2026 Senior Notes (4)	4	1	2	1	—
Finance lease obligations (5)	86	9	18	20	39
Operating lease obligations (6)	52	23	24	5	—
Expected commitment fee payments on Credit Facility (7)	6	3	3	—	—
Purchase obligations (8)	45	18	24	2	1
Total (9)(10)	$1,163	$89	$142	$892	$40

(1)
Represents outstanding principal on our 2025 Senior Notes due July 2025 and assumes that our existing debt is repaid at maturity. Refer to “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.
(2)
Expected interest payments on our 2025 Senior Notes are based on a fixed interest rate of 7.0%, as of December 31, 2021 and assumes that our existing debt is repaid at maturity. Refer to “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.

(3)
Represents outstanding principal on our 2026 Senior Notes due April 2026 and assumes that our existing debt is repaid at maturity. Refer to “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.
(4)
Expected interest payments on our 2026 Senior Notes are based on a fixed interest rate of 0.25%, as of December 31, 2021 and assumes that our existing debt is repaid at maturity. Refer to “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.
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
(7)
Expected commitment fee payments are based on the daily unused portion of the Credit Facility, issued letters of credit, and the effective commitment fee rate as of December 31, 2021; however, these variables could change significantly in the future. Refer to “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information.
(8)
Estimated purchase obligations that are fixed and determinable, primarily related to telecommunication and licensing contracts, with various expiration dates through approximately June 2029. These contracts have non-cancelable terms or are cancelable only upon payment of significant penalty. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
(9)
Excluded from the table was $177 million of unrecognized tax benefits, including interest, which is included in other long-term liabilities on our consolidated balance sheet as of December 31, 2021, for which we cannot make a reasonably reliable estimate of the amount and period of payment. Refer to “Note 12: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further discussion.
(10)
Excluded from the table was $3 million of undrawn standby letters of credit, primarily as security deposits for certain property leases as of December 31, 2021.

As of December 31, 2021, other than the items discussed above, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Office Lease Commitments

As of December 31, 2021, we leased approximately 280,000 square feet of office space for our corporate headquarters in Needham, Massachusetts. Our Headquarters Lease, has an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. We account for our Headquarters Lease as a finance lease as of December 31, 2021.

In addition to our Headquarters Lease, we also have contractual obligations in the form of operating leases for office space, in which we lease an aggregate of approximately 430,000 square feet, at approximately 35 other locations across North America, Europe, Asia Pacific and South America, in cities such as New York, London, Sydney, Barcelona, Buenos Aires, and Paris, primarily used for sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in June 2027.

Contingencies

In the ordinary course of business, we are party to regulatory and legal matters, including threats thereof, arising out of or in connection with our operations. These matters may involve claims involving patent and other intellectual property rights (including privacy, alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer matters and data privacy), defamation and reputational claims. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material, we record the estimated loss in our consolidated statements of operations. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011, 2012 through 2016, and 2018 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. During June 2021, we closed an employment tax audit by the IRS for the 2015 through 2017 tax years with no material assessments. As of December 31, 2021, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia and our 2012 through 2016 standalone IRS audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of Tripadvisor’s standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years, and in August 2020, we received Notices of Proposed Adjustments from the IRS for the 2014, 2015 and 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $95 million to $105 million at the close of the audit if the IRS prevails. The estimated range takes into consideration competent authority relief and transition tax regulations, and is exclusive of deferred tax consequences and interest expense, which would be significant. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2016 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have requested competent authority assistance under Mutual Agreement Procedure (“MAP”) for tax years 2009 through 2016. We expect the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future. Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all subsequent years which remain open.

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

Over the last several years, the OECD has been working on a Base Erosion and Profit Shifting Project to address the tax challenges arising from digitalization. The OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. In October 2021, more than 130 countries tentatively signed on to a framework, expected to be implemented in 2023, which calls for a minimum tax rate on corporations of 15% and a reallocation of profits from the largest and most profitable businesses to countries where they make sales. The proposed framework, once enacted, envisages new international tax rules and the removal of all digital services taxes. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations is uncertain. As the OECD/G20 continues to drive toward a consensus framework, several countries which have previously enacted unilateral digital services tax initiatives, such as France, Italy, Spain, and the U.K., will continue to impose these revenue-based taxes until implementation of the consensus framework. During the years ended December 31, 2021 and 2020, we recorded $1 million and $2 million, respectively, of digital service tax to general and administrative expense on our consolidated statement of operations.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred tax liability has been accrued which was not material as of December 31, 2021. As of December 31, 2021, $427 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

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

There are certain critical estimates that we believe require that management use significant judgment and estimates in applying those policies in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

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

A discussion of information about the nature and rationale for our critical accounting estimates is below:

Income Taxes

We record income taxes under the asset and liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted income tax rates expected to be in effect when we realize the underlying items of income and expense. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. As of December 31, 2021, we had a valuation allowance of approximately $123 million related to certain NOL carryforwards and other foreign deferred tax assets for which it is more likely than not, the tax benefit will not be realized. We classify deferred tax assets and liabilities as noncurrent on our consolidated balance sheet. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

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

Refer to “Note 12: Income Taxes” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K and “Contingencies” above for further information, including certain uncertainties, estimates, and potential contingencies related to ongoing audits regarding income taxes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. We are exposed to market risks primarily due to our international operations, our ongoing investment and financial activities, as well as changes in economic conditions in all significant markets in which we operate which has been heightened during the COVID-19 pandemic. The risk of loss can be assessed from the perspective of adverse changes in our future earnings, cash flows, fair values of our assets, and financial condition. Our exposure to market risk, at any point in time, may include risk, including to any borrowings under our Credit Facility, or outstanding debt related to our 2025 Senior Notes and 2026 Senior Notes, derivative instruments, capped calls, cash and cash equivalents, short term and long term marketable securities, if any, accounts receivable, intercompany receivables/payables, accounts payable, deferred merchant payables and other balances and transactions denominated in foreign currencies. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage and attempt to mitigate our exposure to such risks.

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

Interest Rates

Our primary exposure to changes in interest rates relates primarily to our cash, cash equivalents, investment portfolio at any point in time, 2025 and 2026 Senior Notes, and borrowings, if any, under our existing Credit Facility.

Changes in interest rates affect the amount of interest earned on our cash, cash equivalents, and marketable securities, if any, and the fair value of those securities. Our interest income and expense is most sensitive to fluctuations in U.S. and LIBOR interest rates. We generally invest our excess cash in bank deposits at major global banks, money market funds, and marketable securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We invest in highly-rated securities, and our investment policy limits the amount of credit exposure to any one issuer. Our investment policy requires our investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

As of December 31, 2021 and 2020, respectively, we had no outstanding cash equivalents or marketable securities in our investment portfolio, and no outstanding borrowings under our Credit Facility. In July 2020, we issued 2025 Senior Notes with a principal balance of $500 million at a fixed rate of 7.0% and in March 2021, we issued 2026 Senior Notes with a principal balance of $345 million at a fixed rate of 0.25%. As of December 31, 2021, the fair value of our 2025 Senior Notes and 2026 Senior Notes were approximately $531 million and $305 million, respectively, based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source. Since our 2025 Senior Notes and 2026 Senior Notes bear interest at a fixed rate, we are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the 2025 Senior Notes and 2026 Senior Notes will likely change when the market price of our stock fluctuates.

Refer to “Note 5: Financial Instruments and Fair Value Measurements” and “Note 10: Debt” in the notes to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further information on our cash and cash equivalents, investments and other financial instruments, 2026 Senior Notes, 2025 Senior Notes and our Credit Facility.

We currently do not hedge our interest rate risk; however, we are continually evaluating the interest rate market, and if we become increasingly exposed to potentially volatile movements in interest rates, and if these movements are material, this could cause us to adjust our financing strategy. We did not experience material changes in interest rate exposures or any material financial impact from adverse changes in interest rates for the years ended December 31, 2021, 2020 or 2019.

Foreign Currency Exchange Rates

We conduct business in certain international markets, largely in the Europe, including the U.K., and also in countries such as Singapore and Australia. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign currency exchange rates.

Some of our subsidiaries maintain their accounting records in their respective local currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates may impact the translation of those subsidiary’s financial statements into U.S. dollars. As a result, we face exposure to adverse movements in foreign currency exchange rates as the financial results of our non-U.S. dollar operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. If the U.S. dollar weakens against the functional currency, the translation of these foreign currency denominated balances will result in increased net assets, revenue, operating expenses, operating income and net income upon consolidation. Similarly, our net assets, revenue, operating expenses, operating income and net income will decrease upon consolidation if the U.S. dollar strengthens against the functional currency. The effect of foreign currency exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. In order to provide a meaningful assessment of the foreign currency exchange rate risk associated with our consolidated financial statements, we performed a sensitivity analysis. A hypothetical 10% decrease of the foreign currency exchange rates relative to the U.S. dollar, or strengthening of the U.S. dollar, would generate an estimated unrealized loss of approximately $44 million related to a decrease in our net assets as of December 31, 2021, which would initially be recorded to accumulated other comprehensive income (loss) on our consolidated balance sheet.

In addition, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in transactional gains and losses. We recognize these transactional gains and losses (primarily Euro and British pound currency transactions) in our consolidated statement of operations and have recorded net foreign currency exchange losses of $6 million and $3 million for the years ended December 31, 2021 and 2019, respectively, and a net foreign currency exchange gain of $4 million for the year ended December 31, 2020, in “other income (expense), net” on our consolidated statements of operations. Future transactional gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar and other functional currencies, and the relative composition and denomination of monetary assets and liabilities each period.

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

The forward contracts which we have entered into to date, have principally addressed foreign currency exchange fluctuation risk between the Euro and the U.S. dollar. We account for these forward contacts, which have not been designated as hedges under GAAP to date, as either assets or liabilities and carry them at fair value. We had outstanding forward contracts as of December 31, 2021 and 2020, with a total net notional value of $9 million and $3 million, respectively. These forward contracts were not designated as hedges and had maturities of less than 90 days. We recognize gains and losses from forward contracts in our consolidated statement of operations and recorded net gains of $2 million, $1 million, and $1 million for the years ended December 31, 2021, 2020 and 2019, respectively, in other income (expense), net on our consolidated statements of operations. Refer to “Note 5: Financial Instruments and Fair Value Measurements” in the notes to the consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further detail on our derivative instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Tripadvisor, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tripadvisor, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over revenue

As discussed in Notes 2 and 4 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company had $902 million in revenue for the year ended December 31, 2021, of which $452 million was hotels related, $97 million was display and platform related, $307 million related to experiences and dining and $46 million of other revenue. Each of these categories of revenue has multiple revenue streams and the Company’s processes and information technology (IT) systems differ between each revenue stream.

We identified the evaluation of sufficiency of audit evidence over revenue as a critical audit matter. This matter required especially subjective auditor judgment due to the number of revenue streams and the related IT applications utilized throughout the revenue recognition processes. Subjective auditor judgment was required to evaluate that relevant revenue data was captured and aggregated throughout these various IT applications which included the involvement of IT professionals with specialized skills and knowledge. This matter also included determining the revenue streams over which procedures would be performed and evaluating the nature and extent of evidence obtained over each revenue stream.

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

Boston, Massachusetts

February 18, 2022

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenue (Note 4)	$902	$604	$1,560

Costs and expenses:
Cost of revenue (1)(2)	74	55	94
Selling and marketing (2)	469	316	672
Technology and content (2)	212	220	293
General and administrative (2)	167	173	187
Depreciation and amortization	111	125	126
Impairment of goodwill (Note 8)	—	3	—
Restructuring and other related reorganization costs (Note 1)	—	41	1
Total costs and expenses:	1,033	933	1,373
Operating income (loss)	(131)	(329)	187
Other income (expense):
Interest expense	(45)	(35)	(7)
Interest income	1	3	17
Other income (expense), net (Note 18)	(10)	(8)	(3)
Total other income (expense), net	(54)	(40)	7
Income (loss) before income taxes	(185)	(369)	194
(Provision) benefit for income taxes (Note 12)	37	80	(68)
Net income (loss)	$(148)	$(289)	$126

Earnings (loss) per share attributable to common stockholders (Note 17):
Basic	$(1.08)	$(2.14)	$0.91
Diluted	$(1.08)	$(2.14)	$0.89
Weighted average common shares outstanding (Note 17):
Basic	137	135	139
Diluted	137	135	141

(1) Excludes amortization expense as follows:
Amortization of acquired technology included in amortization	$3	$3	$10
Amortization of capitalized website development costs included in depreciation	64	67	63
	$67	$70	$73

(2) Includes stock-based compensation expense as follows (Note 15):
Cost of revenue	$1	$1	$1
Selling and marketing	$16	$16	$23
Technology and content	$46	$44	$55
General and administrative	$57	$48	$45

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$(148)	$(289)	$126
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	(24)	28	1
Reclassification adjustments included in net income (loss), net of tax	2	1	(2)
Total other comprehensive income (loss), net of tax	(22)	29	(1)
Comprehensive income (loss)	$(170)	$(260)	$125
(1)
Deferred income tax liabilities related to these amounts are not material. Refer to “Note 12: Income Taxes” for further information.

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$723	$418
Accounts receivable and contract assets, net of allowance for credit losses of $28 and $33, respectively (Note 2, Note 4)	142	83
Income taxes receivable (Note 12)	49	50
Prepaid expenses and other current assets	26	22
Total current assets	940	573
Property and equipment, net (Note 6)	215	240
Operating lease right-of-use assets (Note 7)	42	54
Intangible assets, net (Note 8)	65	86
Goodwill (Note 8)	843	862
Non-marketable investments (Note 5)	36	40
Deferred income taxes, net (Note 12)	54	10
Other long-term assets, net of allowance for credit losses of $10 and $5, respectively	94	104
TOTAL ASSETS	$2,289	$1,969
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27	$18
Deferred merchant payables (Note 2)	113	36
Deferred revenue (Note 4)	36	28
Accrued expenses and other current liabilities (Note 9)	181	160
Total current liabilities	357	242
Long-term debt (Note 10)	833	491
Finance lease obligation, net of current portion (Note 7)	65	71
Operating lease liabilities, net of current portion (Note 7)	29	46
Deferred income taxes, net (Note 12)	1	10
Other long-term liabilities (Note 11)	215	223
Total Liabilities	1,500	1,083
Commitments and contingencies (Note 13)
Stockholders’ equity: (Note 16)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 144,656,649 and 140,775,221, respectively
Shares outstanding: 125,812,035 and 121,930,607, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,326	1,253
Retained earnings	241	389
Accumulated other comprehensive income (loss)	(56)	(34)
Treasury stock-common stock, at cost, 18,844,614 and 18,844,614 shares, respectively	(722)	(722)
Total Stockholders’ Equity	789	886
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,289	$1,969

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares and per share amounts)

							Accumulated
			Class B		Additional		other
	Common stock		common stock		paid-in	Retained	comprehensive	Treasury stock
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2018	137,158,010	$—	12,799,999	$—	$1,037	$1,043	$(62)	(12,056,688)	$(547)	$1,471
Net income (loss)						126				126
Cumulative effect adjustment from adoption of new accounting guidance						3				3
Other comprehensive income (loss), net of tax							(1)			(1)
Issuance of common stock related to exercise of options and vesting of RSUs	1,540,297	—			2					2
Repurchase of common stock (Note 16)								(2,059,846)	(60)	(60)
Cash dividends declared to common stockholders (declared at $3.50 per share) (Note 16)						(488)				(488)
Common stock dividend equivalents awarded to holders of nonvested restricted stock units (Note 16)						(3)				(3)
Withholding taxes on net share settlements of equity awards					(29)					(29)
Stock-based compensation (Note 15)					140					140
Balance as of December 31, 2019	138,698,307	$—	12,799,999	$—	$1,150	$681	$(63)	(14,116,534)	$(607)	$1,161
Net income (loss)						(289)				(289)
Cumulative effect adjustment from adoption of new accounting guidance						(3)				(3)
Other comprehensive income (loss), net of tax							29			29
Issuance of common stock related to exercise of options and vesting of RSUs	2,076,914	—			—					—
Repurchase of common stock (Note 16)								(4,707,450)	(115)	(115)
Withholding taxes on net share settlements of equity awards					(21)					(21)
Stock-based compensation (Note 15)					124					124
Other								(20,630)	—	—
Balance as of December 31, 2020	140,775,221	$—	12,799,999	$—	$1,253	$389	$(34)	(18,844,614)	$(722)	$886
Net income (loss)						(148)				(148)
Other comprehensive income (loss), net of tax							(22)			(22)
Issuance of common stock related to exercise of options and vesting of RSUs	3,881,428	—			8					8
Purchase of capped calls, net of tax of $9 million (Note 10)					(26)					(26)
Withholding taxes on net share settlements of equity awards					(44)					(44)
Stock-based compensation (Note 15)					135					135
Balance as of December 31, 2021	144,656,649	$—	12,799,999	$—	$1,326	$241	$(56)	(18,844,614)	$(722)	$789

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$(148)	$(289)	$126
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	111	125	126
Stock-based compensation expense (Note 15)	120	109	124
Deferred income tax expense (benefit) (Note 12)	(44)	(1)	6
Provision for expected credit losses (Note 2)	3	17	11
Impairment of goodwill (Note 8)	—	3	—
Loss on sale/disposal of business (Note 18)	—	6	—
Other, net	19	11	(3)
Changes in operating assets and liabilities, net of effects from acquisitions and other investments:
Accounts receivable and contract assets, prepaid expenses and other assets	(73)	92	23
Accounts payable, accrued expenses and other liabilities	30	(28)	(1)
Deferred merchant payables	81	(124)	(3)
Income tax receivables/payables, net	1	(81)	17
Deferred revenue	8	(34)	(2)
Net cash provided by (used in) operating activities	108	(194)	424
Investing activities:
Capital expenditures, including capitalized website development	(54)	(55)	(83)
Acquisitions and other investments, net of cash acquired (Note 3)	—	(4)	(110)
Purchases of marketable securities	—	—	(133)
Sales of marketable securities	—	—	80
Maturities of marketable securities	—	—	70
Other investing activities, net	—	3	—
Net cash provided by (used in) investing activities	(54)	(56)	(176)
Financing activities:
Repurchase of common stock (Note 16)	—	(115)	(60)
Payment of common stock cash dividends to stockholders (Note 16)	—	—	(488)
Proceeds from issuance of 2026 Senior Notes, net of financing costs (Note 10)	340	—	—
Purchase of capped calls in connection with 2026 Senior Notes (Note 10)	(35)	—	—
Proceeds from issuance of 2025 Senior Notes (Note 10)	—	500	—
Payment of financing costs for the issuance of 2025 Senior Notes (Note 10)	—	(10)	—
Proceeds from Credit Facility (Note 10)	—	700	—
Payment of financing costs related to Credit Facility (Note 10)	—	(7)	—
Payments to Credit Facility (Note 10)	—	(700)	—
Proceeds from exercise of stock options (Note 15)	8	—	2
Payment of withholding taxes on net share settlements of equity awards	(44)	(21)	(29)
Payments of finance lease obligation (Note 7)	(6)	(6)	(5)
Net cash provided by (used in) financing activities	263	341	(580)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	8	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	305	99	(336)
Cash, cash equivalents and restricted cash at beginning of period	418	319	655
Cash, cash equivalents and restricted cash at end of period	$723	$418	$319
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds	$5	$3	$47
Cash paid during the period for interest	$43	$13	$6
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation capitalized website development costs (Note 15)	$13	$15	$19
Equity method investment acquired for non-cash consideration (Note 5)	$—	$—	$41

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

As a result of these transactions, and as of December 31, 2021, LTRIP beneficially owned approximately 16.4 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute approximately 13% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own approximately 21% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing nearly 57% of our voting power.

Description of Business

Tripadvisor operates the world’s largest travel guidance platform, connecting a global audience of prospective travelers with travel partners through rich content, price comparison tools, and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants. Our mission is to help people around the world plan, book and experience the perfect trip.

In 2000, under our flagship brand Tripadvisor, we launched www.Tripadvisor.com in the U.S. Since then, we have built a portfolio of travel guidance brands and businesses, seamlessly connecting travelers to destinations, accommodations, travel activities and experiences, and restaurants in over 40 markets and over 20 languages worldwide. Tripadvisor features more than 1 billion reviews and opinions on nearly 8 million hotels and other accommodations, restaurants, experiences, airlines and cruises. In addition to the flagship Tripadvisor brand, we own and operate a portfolio of travel media brands and businesses, operating under various websites, including the following: www.bokun.io, www.cruisecritic.com, www.flipkey.com, www.thefork.com, www.helloreco.com, www.holidaylettings.co.uk, www.housetrip.com, www.jetsetter.com, www.niumba.com, www.seatguru.com, www.singleplatform.com, www.vacationhomerentals.com, and www.viator.com.

Risks and Uncertainties

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic. COVID-19 has caused material and adverse declines in consumer demand within the travel, hospitality, restaurant, and leisure industry. The pandemic’s proliferation, concurrent with travel bans, varying levels of governmental restrictions and mandates globally to limit the spread of the virus, has dampened consumer demand for our products and services, and impacted consumer sentiment and discretionary spending patterns, all of which have adversely and materially impacted our results of operations, liquidity and financial condition during the year ended December 31, 2020, and to a lesser degree during the year ended December 31, 2021 as the travel industry experienced, albeit uneven, ongoing recovery.

In response to the COVID-19 pandemic, we took several steps to further strengthen our financial position and balance sheet including but not limited to, restructuring activities, primarily by significantly reducing our ongoing operating expenses and headcount. During the year ended December 31, 2020, the Company incurred total restructuring and other related reorganization costs of $41 million which consisted of employee severance and related benefits. These costs were fully paid by the Company as of December 31, 2020. In addition, in order to maintain financial liquidity and flexibility during this time period, the Company (i) borrowed $700 million from our Credit Facility in the first quarter of 2020 (subsequently repaid during the third quarter of 2020); (ii) amended our Credit Agreement, which included short-term financial covenant relief and the extension of the maturity date from May 12, 2022 to May 12, 2024; and (iii) raised additional financing through the issuance of $500 million in Senior Notes by the Company in July 2020, all which are described in more detail in “Note 10: Debt”.

In the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and Europe, and in the first quarter of 2021, vaccination distribution programs were initiated around the world. Vaccine programs in our largest markets, the U.S. and Europe, appear to be progressing well, and we expect the same for much of the rest of the world. We are encouraged by these developments; however, while we have seen varying degrees of containment of the virus (including variants) in various countries and positive signs of growing travel demand recovery during 2021, the degree of containment and the recovery in travel has varied both region-to-region on a global basis, as well as state-to-state in the U.S. For example, as COVID-19 cases resurged or as new variants were identified, government restrictions and mandates were reinstated in certain geographies globally during 2021.

Therefore, we continue to be subject to risks and uncertainties as a result of the COVID-19 pandemic. The timing of widespread vaccine distributions, efficacy against any future or recent variants (e.g., Delta and Omicron) of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, the extent and effectiveness of containment actions taken, and whether consumers demand for travel and hospitality services will continue to be negatively impacted remain uncertain. We do not know the future path or rate of global or regional COVID-19 transmission, including existing COVID-19 variants (e.g., Delta and Omicron) or future variants, if any, nor do we have visibility into when remaining or reinstated restrictions will be lifted, and where additional restrictions may be implemented or reinstated in the future due to resurgence of the virus. Correspondingly, we still do not have forward-looking visibility into the long-term impacts related to consumer demand for travel, usage patterns on our platform, and travel behavior patterns when all travel bans and other government restrictions and mandates are fully lifted.

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

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. During the first half of the year, experience and rentals bookings typically exceed the amount of completed experiences and rental stays, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative.

Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, due to the impact of COVID-19 on our business, we did not experience our typical seasonal pattern for revenue and operating profits during the year ended December 31, 2020. COVID-19 contributed significantly to unfavorable working capital trends and material negative operating cash flow during the year ended December 31, 2020, most notably occurring during the first half of 2020, when we typically generate significant positive cash flow.

Although consumer demand, traveler hotel and rental stays, and travel activities and experiences taken generally remain materially lower than historic levels, these trends have improved during 2021, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends. However, it is difficult to predict the seasonality for 2022, given the sustained uncertainty related to the continued economic impact of the COVID-19 pandemic, and the ultimate shape and timing of a recovery in our key markets.

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

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimate underlying our consolidated financial statements is accounting for income taxes. The COVID-19 pandemic has created significant uncertainty in macroeconomic conditions, which may cause further business disruptions and continue to adversely and materially impact our results of operations. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods

Revenue Recognition

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

Selling and Marketing

Selling and marketing expenses consist of direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate marketing commissions, social media costs, brand advertising (including television and other offline advertising), promotions and public relations. In addition, our selling and marketing expenses consist of indirect costs such as personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation, and bonuses for sales, sales support, customer support and marketing employees.

Advertising costs

We incur advertising costs, consisting of online advertising expense, primarily SEM and other online traffic costs, and offline advertising costs, including television, to promote our brands. We expense the costs associated with communicating the advertisements in the period in which the advertisement takes place. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. For the years ended December 31, 2021, 2020 and 2019, we recorded advertising expense of $282 million, $118 million, and $423 million, respectively, in selling and marketing expense on our consolidated statements of operations. We include prepaid advertising expenses in prepaid expenses and other current assets on our consolidated balance sheet, which was not material as of December 31, 2021 and 2020.

Technology and Content

Technology and content expenses consist primarily of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense, and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our platform. Other costs include licensing, maintenance expense, computer supplies, telecom costs, content translation and localization costs, and consulting costs.

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

Our risk-free interest rate is based on the yields currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. Our expected volatility is calculated by equally weighting the historical volatility and implied volatility on our own common stock. Historical volatility is determined using actual daily price observations of our common stock price over a period equivalent to or approximate to the expected term of our stock option grants to date. Implied volatility represents the volatility calculated from the observed prices of our actively traded options on our common stock. When measuring implied volatility for a specific employee stock option grant, we generally rely on traded contracts with six month maturities or more and exercise prices approximately equal to the exercise price of the specific option grant. We estimate our expected term using historical exercise behavior and expected post-vest termination data. Our expected dividend yield is zero as we have not historically paid regular cash dividends on our common stock and do not expect to pay regular cash dividends for the foreseeable future.

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

Performance-Based Awards. Performance-based stock options and RSUs vest upon achievement of certain company-based performance conditions and a requisite service period. On the date of grant, the fair value of a performance-based award is calculated using the same method as our service based stock options and RSUs described above. We then assess whether it is probable that the individual performance targets would be achieved. If assessed as probable, compensation expense will be recorded for these awards over the estimated performance period. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

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

Cash, Cash Equivalents and Marketable Securities

Our cash consists of bank deposits held in global financial institutions. Our cash equivalents generally consist of highly liquid investments, generally including money market funds, overnight demand deposits, and marketable securities, with maturities of 90 days or less at the date of purchase.

For all periods presented, our restricted cash, which primarily consists of escrowed security deposits, was not material and is included in other long-term assets on our consolidated balance sheet.

We classify marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date and as to whether and when we intend to sell a particular security prior to its maturity date. Marketable securities with maturities greater than 90 days at the date of purchase and 12 months or less remaining at the balance sheet date will be classified as short-term and marketable securities with maturities greater than 12 months from the balance sheet date will generally be classified as long-term. We classify marketable equity securities, limited by policy to money market funds and mutual funds, as either a cash equivalent, short-term or long-term based on the nature of each security and its availability for use in current operations.

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

We continually review any available-for-sale securities to determine whether their fair value is below their carrying value. If the fair value of an available-for-sale security is below their carrying value, and either we intend to sell the security or we will be required to sell before recovery, then the difference between fair value and carrying value is recognized as a loss in other income (expense), net on our consolidated statements of operations. If we do not intend to sell and we will not be required to sell before recovery, then we analyze whether a portion of the unrealized loss is the result of a credit loss. When a portion of the unrealized loss is the result of a credit loss, we recognize an allowance for credit losses on our consolidated balance sheet and a corresponding loss in other income (expense), net on our consolidated statements of operations. Any portion of the unrealized loss on the available-for-sale securities that is not attributable to a credit loss would be recognized as an unrealized loss in accumulated other comprehensive income (loss) within our consolidated statements of changes in stockholders’ equity.

The Company's investment portfolio at any point in time may contain investments, including, in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, overnight demand deposits, and money market funds. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the expected credit loss risk by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of December 31, 2021 and 2020, the Company had no available-for-sale securities.

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

The following table presents the changes in our allowance for credit losses for the periods presented:

	December 31,
	2021	2020	2019
	(in millions)
Allowance for credit losses:
Balance, beginning of period	$33	$25	$21
Provision charged to expense	3	17	11
Write-offs, net of recoveries and other adjustments	(8)	(9)	(7)
Balance, end of period	$28	$33	$25

Property and Equipment

We record property and equipment at cost, net of accumulated depreciation. We capitalize certain costs incurred during the application development stage related to the development of websites and internal use software when it is probable the project will be completed and the software will be used as intended. Capitalized costs include internal and external costs, if direct and incremental, and deemed by management to be significant. We expense costs related to the planning and post-implementation phases of website development as these costs are incurred.

Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software resulting in added functionality, in which case the costs are capitalized.

We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is three to five years for computer equipment, capitalized website development, office furniture and other equipment. We depreciate leasehold improvements using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

Leases

We lease office space in a number of countries around the world, generally under non-cancelable operating lease agreements. Our Headquarters Lease is our most significant office space lease and is accounted for as a finance lease under GAAP. The Company has also entered into data center and certain equipment leases, such as network equipment and other leases, which are not material to our consolidated financial statements. Refer to “Note 7: Leases” for a discussion of our lease accounting policy and other required financial disclosures.

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

Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for such company’s securities. In addition, such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or may never become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced into the market.

Business Combinations

We account for acquired businesses using the acquisition method of accounting which requires that tangible assets and identifiable intangible assets acquired and assumed liabilities be recorded at the date of acquisition at their respective fair values. Any excess purchase price over the estimated fair value of the net tangible and intangible assets acquired is allocated to goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets may include but are not limited to future expected cash flows from customer and supplier relationships, acquired technology and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Valuations are performed by management or third-party valuation specialists under management's supervision, where appropriate. Any changes to provisional amounts identified during the measurement period, calculated as if the accounting had been completed as of the acquisition date, are recognized in the consolidated financial statements in the reporting period in which the adjustment amounts are determined.

Goodwill and Intangible Assets

Goodwill

We assess goodwill, which is not amortized, for impairment annually during the fourth quarter, or more frequently, if events and circumstances indicate impairment may have occurred. We test goodwill for impairment at the reporting unit level. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination in which such goodwill was generated as of the acquisition date. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.

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

In determining the estimated fair values of reporting units in a quantitative goodwill impairment test, we generally use a blend, of the following recognized valuation methods: the income approach (discounted cash flows model) and the market valuation approach, which we believe compensates for the inherent risks of using either model on a stand-alone basis. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: weighted average cost of capital; long-term rate of growth and profitability of the reporting unit; income tax rates and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison to comparable publicly traded firms in similar lines of business and other precedent transactions. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and/or income multiples in estimating the fair value of the reporting units. Valuations are performed by management or third-party valuation specialists under management's supervision, where appropriate. We believe that the estimated fair values assigned to our reporting units in impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. The use of different assumptions, estimates or judgments could trigger the need for an impairment charge, or materially increase or decrease the amount of any such impairment charge.

Intangible Assets

Intangible assets with estimable useful lives, or definite-lived intangibles, are carried at cost and are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment upon certain triggering events. We routinely review the remaining estimated useful lives of our definite-lived intangible assets. If we reduce the estimated useful life assumption, the remaining unamortized balance is amortized over the revised estimated useful life.

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

Impairment of Long-Lived Assets

We periodically review the carrying amount of our definite-lived intangible assets and other long-term assets, including property and equipment and capitalized website development, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset of the group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows, using an appropriate discount rate. Any impairment would be measured by the amount that the carrying values, of such asset groups, exceed their fair value and would be included in operating income (loss) on the consolidated statement of operations. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. We have not identified any circumstances that would warrant an impairment charge for any recorded definite-lived intangibles or other long-term assets on our consolidated balance sheets at December 31, 2021 or 2020.

Deferred Merchant Payables

In our Experiences and Rentals free-to-list offerings, we receive payment from travelers at the time of booking or prior to the experience date, and we record these amounts, net of our commissions, on our consolidated balance sheet as deferred merchant payables. We pay the operators, generally the third-party experience providers and vacation rental owners, after the travelers’ use. Therefore, we receive payment from the traveler prior to paying the operator and this operating cycle represents a working capital source or use of cash to us. Our deferred merchant payables balance was $113 million and $36 million at December 31, 2021 and 2020, respectively, on our consolidated balance sheets. The increase in our deferred merchant payables during the year ended December 31, 2021 was primarily due to the ongoing recovery in the business from the impact of COVID-19 on our results of operations. Refer to “Note 4: Revenue Recognition” for further discussion of the impact COVID-19 had on our deferred merchant payables balance in our consolidated balance sheets.

Derivative Financial Instruments

We account for derivative instruments that do not qualify for hedge accounting as either assets or liabilities and carry them at fair value, with any subsequent adjustments to fair value recorded in other income (expense), net on our consolidated statements of operations. Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in foreign currency exchange rates reported in other income (expense), net on our consolidated statements of operations. In certain circumstances, we enter into forward contracts to reduce, to the extent practical, our potential exposure to the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not expected to be significant due to the short-term nature of the contracts, which to date, have typically had maturities at inception of 90 days or less. The net cash received or paid related to our derivative instruments are classified in other investing activities in our consolidated statements of cash flows. Counterparties to forward contracts consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We did not enter into any cash flow, fair value or net investment hedges during the years ended December 31, 2021, 2020 or 2019. Refer to “Note 5: Financial Instruments and Fair Value Measurements” for additional information on derivatives.

Foreign Currency Translation and Transaction Gains and Losses

Our consolidated financial statements are reported in U.S. dollars. Certain of our subsidiaries outside of the U.S. use the local currency as their functional currency and not the U.S. dollar. Therefore assets and liabilities of our foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable reporting period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity on our consolidated balance sheet.

In addition, our subsidiaries also engage in transactions in currencies other than its functional currency. Transactions denominated in currencies other than the functional currency are recorded based on foreign currency exchange rates at the time such transactions arise. Subsequent changes in foreign currency exchange rates result in transaction gains and losses which are reflected in our consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. Accordingly, we have recorded net foreign currency exchange losses of $4 million and $2 million for the years ended December 31, 2021 and 2019, respectively, and a net foreign currency exchange gain of $5 million for the year ended December 31, 2020, in other income (expense), net on our consolidated statements of operations. These amounts also include transaction gains and losses, both realized and unrealized from forward contracts.

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

Certain Risks and Concentrations

In addition to the impact of COVID-19, which is discussed in “Note 1: Organization and Business Description”, our business is subject to certain risks and concentrations, including a concentration related to dependence on our relationships with our customers. For the years ended December 31, 2021, 2020 and 2019 our two most significant travel partners, Expedia (and its subsidiaries) and Booking (and its subsidiaries), each accounted for 10% or more of our consolidated revenue and together accounted for approximately 34%, 25% and 33%, respectively, of our consolidated revenue, with nearly all of this revenue concentrated in our Hotels, Media & Platform segment. Additionally, our business is dependent on relationships with third-party service operators that we rely on to fulfill service obligations to our customers where the Company is the merchant of record, such as our experience providers and vacation rental owners. However, no one operator’s inventory resulted in more than 10% of our revenue on a consolidated basis in any period presented. Refer to “Note 4: Revenue Recognition” and “Note 20: Segment and Geographic Information” for information regarding concentrations related to geographic and product revenues.

Financial instruments, which potentially subject us to concentration of credit risk at any point in time, generally consist, at any point in time; cash and cash equivalents, corporate debt securities, forward contracts, and accounts receivable. We maintain some cash balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash is generally composed of available on demand bank balances with financial institutions primarily denominated in U.S. dollars, Euros, British pounds, and Australian dollars. We invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Forward contracts are transacted with major international financial institutions with high credit standings, which to date, have typically had maturities of less than 90 days. Our overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

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

Treasury Stock

Shares of our common stock repurchased are recorded at cost as treasury stock and result in the reduction of stockholders' equity on our consolidated balance sheet. We may reissue these treasury shares. When treasury shares are reissued, we use the average cost method for determining the cost of reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in-capital. If the issuance price is lower than the cost, the difference is first charged against any credit balance in additional paid-in-capital from the previous issuances of treasury stock and any remaining balance is charged to retained earnings.

Earnings Per Share (“EPS”)

Refer to “Note 17: Earnings Per Share” for a discussion as to how we compute Basic EPS and Diluted EPS.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and embedded conversion features that could be recognized separately from the primary contract. The new accounting guidance requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new accounting guidance requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted, including adoption in any interim period. We early adopted this new guidance in the first quarter of 2021 and there was no impact to any prior periods. Refer to “Note 10: Debt” as the Company applied this guidance to its 2026 Senior Notes.

As of December 31, 2021, there are no other newly issued accounting standards expected to have a material impact on the Company’s financial statements or disclosures.

NOTE 3: ACQUISITIONS AND OTHER INVESTMENTS

We had no material acquisitions during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2019, we acquired companies which were accounted for as purchases of businesses under the acquisition method, or GAAP. The fair value of purchase consideration has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed, based on their respective fair values on the acquisition date, with the remaining amount recorded to goodwill. Acquired goodwill represents the premium we paid over the fair value of the net tangible and intangible assets acquired. We paid a premium in each of these transactions for a number of reasons, including expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces. The results of each of these acquired businesses have been included in the consolidated financial statements beginning on the respective acquisition dates. Pro-forma results of operations for these acquisitions have not been presented as the financial impact to our consolidated financial statements, both individually and in aggregate, would not be materially different from historical results. Acquisition-related costs were expensed as incurred. For the year ended December 31, 2019, these costs were $2 million and are included in general and administrative expenses on our consolidated statement of operations.

2019 Acquisition of Businesses and Other Investments

During the year ended December 31, 2019, we completed three acquisitions with a total purchase price consideration of $109 million for 100% ownership of the following: (1) SinglePlatform, an online content management and syndication platform company based in the U.S. acquired in December 2019, (2) BookaTable, an online restaurant reservation and booking platform company based in the U.K. acquired in December 2019; and (3) Restorando, an online restaurant reservation and booking platform company based in Argentina acquired in February 2019. We paid cash consideration of $107 million, net of $2 million of cash acquired.

The aggregate purchase price consideration was allocated to the fair value of assets acquired and liabilities assumed. The following summarizes the final purchase price allocation, in millions:

Total
Goodwill (1)	$88
Intangible assets (2)	26
Net tangible assets (liabilities) (3)	(5)
Total purchase price consideration	$109

(1)
Goodwill of $53 million is not deductible for tax purposes.
(2)
Identifiable definite-lived intangible assets acquired were comprised of trade names of $2 million with a weighted average life of 2 years, customer lists and supplier relationships of $10 million with a weighted average life of 8 years, subscriber relationships of $6 million with a weighted average life of approximately 3 years, and technology and other of $8 million with a weighted average life of approximately 6 years. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of these businesses was 6 years, and are being amortized on a straight-line basis over their estimated useful lives from acquisition date.
(3)
Primarily includes cash acquired of $2 million, accounts receivable of $3 million, prepaid expenses and other current assets of $2 million and liabilities assumed of $10 million, including accounts payable, accrued expenses and other current liabilities, and deferred revenue, which reflect their respective fair values at acquisition.

During the year ended December 31, 2019, we also invested $2 million in the equity securities of a privately-held company. Refer to “Note 5: Financial Instruments and Fair Value Measurements” for further disclosure of our non-marketable investments.

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

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the years ended December 31, 2021, 2020 and 2019 related to performance obligations satisfied in prior periods, respectively. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. Although the substantial majority of our contract costs have an amortization period of less than one year, we have determined contract costs arising from certain sales incentives have an amortization period in excess of one year given the high likelihood of contract renewal. Sales incentives are not paid upon renewal of these contracts and therefore are not commensurate with the initial sales incentive costs. As of both December 31, 2021 and 2020, there were $4 million of unamortized contract costs in other long-term assets on our consolidated balance sheet. We amortize these contract costs on a straight-line basis over the estimated customer life, which is based on historical customer retention rates. Amortization expense recorded to selling and marketing expense on our consolidated statements of operations during each of the years ended December 31, 2021, 2020 and 2019, were $1 million. We assess such asset for impairment when events or circumstances indicate that the carrying amount may not be recoverable. No impairments were recognized during the years ended December 31, 2021, 2020 and 2019.

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

Hotels, Media & Platform Segment

Tripadvisor-branded Hotels Revenue. Our largest source of Hotels, Media & Platform segment revenue is generated from click-based advertising on Tripadvisor-branded websites, or hotel auction revenue, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly OTAs and hotels. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, where our travel partner CPC bids for rates and availability to be listed on our platform are submitted. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on the link to that travel partner’s websites. Bids can be submitted periodically – as often as daily – on a property-by-property basis. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service. We also generate revenue from our cost-per-action, or “CPA” model, which consists of contextually-relevant booking links to our travel partners’ websites which are advertised on our platform. We earn a commission from our travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers and we act as an agent under ASC 606 – Revenue from Contracts with Customers (“ASC 606”). Our performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as we have no post-booking service obligations. We recognize this revenue net of an estimate of the impact of cancellations, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay. CPA revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

In addition, we offer hotel business to business (“B2B”) solutions, including subscription-based advertising to hotels, owners of B&Bs and other specialty lodging properties. Our performance obligation is generally to enable subscribers to advertise their businesses on our platform, as well as to manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period. Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue initially on our consolidated balance sheet for the amount of prepayment in excess of revenue recognized, until the performance obligation is satisfied. To a lesser extent, we offer travel partners the opportunity to advertise and promote their business through hotel sponsored placements on our platform. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that our travel partners pay are generally based on bids submitted as part of an auction by our travel partners. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on a link to our travel partner’s websites. Bids may be submitted periodically – as often as daily – on a property-by-property basis. We record this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as our performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

Tripadvisor-branded Display and Platform Revenue. We offer travel partners the ability to promote their brands through display-based advertising placements on our platform across all of our segments and business units. Our display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. We also sell display-based advertising to OTAs and other travel related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or CPM, basis. The performance obligation in our display-based advertising arrangements is to display a number of advertising impressions on our platform and we recognize revenue for impressions as they are delivered. Services are generally billed monthly. We have applied the practical expedient to measure progress toward completion, as we have the right to invoice the customer in an amount that directly corresponds with the value to the customer of our performance to date, which is measured based on impressions delivered.

Experiences & Dining Segment

We provide information and services that allow travelers to research and book tours, activities and attractions in popular travel destinations in our Viator online marketplace. We also power travel tours, activities and attractions booking capabilities to travelers on third-party distribution partner websites, including the Tripadvisor platform, and some of the world’s top airlines, hotel chains, and online and offline travel agencies.

We work with local tour, activities, and attraction operators (the “operator”) to provide travelers (the “customer”) the ability to book tours, activities and attractions (the “experience”) in destinations worldwide. We generate commissions for each booking transaction we facilitate through our online reservation system, in exchange for certain activities, including the use of the Company’s booking platform, post-booking customer support (24/7) until the time of the experience and payment processing activities as merchant of record, which is the completion of the performance obligation. These activities are not distinct from each other and are not separate performance obligations. As a result, the Company’s single performance obligation is to facilitate an experience, which is complete upon the time the experience occurs, and when revenue is recognized. We do not control the experience or have inventory risk before the operator provides the experience to our customer and therefore act as agent for substantially all of these transactions under ASC 606.

We collect payment from the customer prior to the experience occurring, which includes both our commission and the amount due to the operator. We record our commissions as deferred revenue on our consolidated balance sheet when payment is received, including amounts which are refundable subject to cancellation, until the experience occurs when revenue is recognized. The amount due to the operator is recorded as deferred merchant payables on our consolidated balance sheet until completion of the experience when payment is made to the operator.

To a much lesser extent, we earn commissions from third-party merchant partners (the “customer”) who display and promote on their websites the operator experiences available on our platform to generate bookings. In these transactions, where we are not the merchant of record, and we generally invoice and receive commissions directly from the third-party merchant partners. Our performance obligation is to allow the third-party distribution partners to display and promote on their website experiences, offered by operators who utilize our platform, and we earn a commission when travelers book and complete an experience on the third-party merchant partner website. We do not control the service or have inventory risk, and therefore act as an agent for these transactions under ASC 606. We receive payment shortly after the booking in the majority of these transactions and make payments to the operators after the experience is complete. Our performance obligation is complete, and revenue is recognized at the time of the booking, as we have no post-booking obligations to the customer. We recognize this revenue net of an estimate of the impact of cancellations, which is not material, using historical cancellation rates and current trends. Contract assets are recognized for commissions that are contractually billable contingent upon completion of the experience.

We also provide information and services for consumers to research and book restaurant reservations in popular travel destinations through our dedicated online restaurant reservations offering, TheFork, and on our Tripadvisor-branded websites and mobile apps. We primarily generate transaction fees (or per seated diner fees) that are paid by our restaurant customers for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by our restaurant customers. We invoice restaurants monthly for transaction fees. To a lesser extent, we also generate subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services, marketing analytic tools, and menu syndication services provided by TheFork and Tripadvisor. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription fees are generally billable in advance of service. When prepayments are received, we recognize deferred revenue initially on our consolidated balance sheet, for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied. In addition, we also offer restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on our platform. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of consumers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for media advertising placements that our restaurant partners pay are based on a pre-determined contractual rate. We record this click-based advertising revenue as the click occurs and diner leads are sent to the restaurant partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our restaurant partners on a monthly basis consistent with the timing of the service.

Other

We provide information and services that allow travelers to research and book vacation and short-term rental properties, including full homes, condominiums, villas, beach properties, cabins and cottages. Our Rentals offering primarily generates revenue by offering individual property owners and managers the ability to list their properties on our platform thereby connecting with travelers through a free-to-list, commission-based option. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, and on our Tripadvisor-branded websites and mobile apps. We earn commissions associated with rental transactions through our free-to-list model from both the traveler, and the property owner or manager. We provide post-booking service to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. We act as an agent, under ASC 606, in the transactions as we do not control any properties before the property owner provides the accommodation to the traveler and do not have inventory risk. We generally collect payment from the traveler at the time of booking, representing the amount due to the property owner or manager, as well as our commission. That portion of the payment representing our commission is recorded as deferred revenue on our consolidated balance sheet until revenue is recognized, and that portion of the payment representing the amount due to the property owner is recorded as deferred merchant payables on our consolidated balance sheet until payment is made to the property owner after the completion of the rental.

In addition, Other also includes revenue generated from flights, cruises, and car offerings on Tripadvisor-branded websites and mobile apps and Tripadvisor’s portfolio of travel media brands, which primarily includes click-based advertising and display-based advertising revenue. The performance obligations, timing of customer payments for these offerings, and methods of revenue recognition are generally consistent with click-based advertising and display-based advertising revenue, as described above.

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

A reconciliation of disaggregated revenue to segment revenue is also included below.

	Year ended December 31,
	2021	2020	2019
Major products/revenue sources (1):	(in millions)
Hotels, Media & Platform
Tripadvisor-branded hotels	$452	$292	$779
Tripadvisor-branded display and platform	97	69	160
Total Hotels, Media & Platform	549	361	939

Experiences & Dining	307	186	456
Other	46	57	165
Total Revenue	$902	$604	$1,560
(1)
Our revenue is recognized primarily at a point in time for all reported segments.

Contract Balances

The following table provides information about the opening and closing balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers (in millions):

	December 31, 2021	December 31, 2020
Accounts receivable	$105	$70
Contract assets	37	13
Total	$142	$83

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. Our contract assets increased during 2021 as a result of the ongoing recovery of consumer travel demand, and increased utilization of our CPA model by travel partners.

During the year ended December 31, 2021, bad debt expense recorded to our allowance for expected credit losses on accounts receivable and contract assets decreased by $14 million, when compared to the same period in 2020, primarily due to improved collection trends with our customers as the travel industry recovers. Actual future bad debt could differ materially from this estimate resulting from changes in our assumptions of the duration and ultimate severity of the impact of COVID-19, including existing variants (i.e. Delta and Omicron) and/or new variants, if any.

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheets. As of January 1, 2021 and 2020, we had $28 million and $62 million, respectively, recorded as deferred revenue on our consolidated balance sheets, of which $23 million and $51 million, respectively, was recognized in revenue and $4 million and $11 million was refunded due to cancellations by travelers during the years ended December 31, 2021 and 2020, respectively. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

There were no significant changes in contract assets or deferred revenue during the years ended December 31, 2021 and 2020 related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic continues and/or new variants continue to emerge, we may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations and experience bookings, which have been reserved by travelers and recorded as deferred revenue on our consolidated balance sheet as of December 31, 2021.

NOTE 5: FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

We had no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.

Cash, Cash Equivalents and Marketable Securities

As of December 31, 2021 and 2020, we had $723 million and $418 million of cash and cash equivalents, respectively, which consisted of available on demand cash deposits in major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of December 31, 2021 and 2020, respectively, and no material realized gains or losses related to the sales of any marketable securities for the years ended December 31, 2021, 2020 and 2019.

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

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows primarily for the Euro versus the U.S. Dollar. For the periods ended December 31, 2021, 2020 and 2019, respectively, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts were carried at fair value on our consolidated balance sheets at December 31, 2021 and 2020. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our forward contracts in other income (expense), net on our consolidated statement of operations. We recorded a net gain of $2 million, $1 million, and $1 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to our forward contracts.

The following table shows the net notional principal amounts of our outstanding derivative instruments for the periods presented:

	December 31, 2021	December 31, 2020
	(in millions)
Foreign currency exchange-forward contracts (1)(2)	$9	$3

(1)
Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.
(2)
The fair value of our outstanding derivatives as of December 31, 2021 and 2020, respectively, was not material. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the consolidated balance sheet.

Other Financial Assets and Liabilities

As of December 31, 2021 and 2020, financial instruments not measured at fair value on a recurring basis including accounts payable, accrued expenses and other current liabilities, and deferred merchant bookings, were carried at cost on our consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable and contract assets, on our consolidated balance sheets, as well as certain other financial assets, were measured at amortized cost and are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected.

The following table shows the aggregate principal and fair value amount of our outstanding 2025 Senior Notes and 2026 Senior Notes as of the periods presented, which are classified as long-term debt on our consolidated balance sheets, and considered Level 2 fair value measurements. Refer to “Note 10: Debt” for additional information related to our 2025 Senior Notes and 2026 Senior Notes.

	December 31, 2021	December 31, 2020
	(in millions)
2025 Senior Notes
Aggregate principal amount	$500	$500
Carrying value amount (1)	493	491
Fair value amount (2)	531	542

2026 Senior Notes
Aggregate principal amount	$345	$—
Carrying value amount (3)	340	—
Fair value amount (2)	305	—
(1)
Net of $7 million and $9 million of unamortized debt issuance costs as of December 31, 2021 and 2020, respectively.

(2)
We estimate the fair value of our outstanding 2025 Senior Notes and 2026 Senior Notes based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.
(3)
Net of $5 million in unamortized debt issuance costs.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs at both December 31, 2021 and December 31, 2020.

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

The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of this minority investment was $34 million and $38 million as of December 31, 2021 and 2020, respectively, and is included in non-marketable investments on our consolidated balance sheets. During the years ended December 31, 2021, 2020 and 2019, we recognized $3 million, $3 million and $1 million, respectively, representing our share of the investee’s net loss in other income (expenses), net within the consolidated statements of operations. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. Due to the COVID-19 pandemic and ongoing operating losses, we performed a qualitative assessment to evaluate whether this equity investment is impaired as of December 31, 2021. During the years ended December 31, 2021, 2020 and 2019, respectively, we did not record any impairment loss on this equity investment. The remaining deferred income liability of $34 million is presented in accrued expenses and other current liabilities and other long-term liabilities on our consolidated balance sheet of $3 million and $31 million, respectively as of December 31, 2021.

During the year ended December 31, 2020, the Company entered into various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements with the equity method investee are considered related-party transactions, and were not material for the years ended December 31, 2021 and 2020, respectively.

Other Equity Investments

We also hold a minority investment in equity securities of a privately-held company, which is at an early stage of development and does not have a readily determinable fair value. As of both December 31, 2021 and 2020, the total carrying value of this investment was $2 million, and included in non-marketable investments on our consolidated balance sheets.

Our policy is to measure these equity investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators, if any, to evaluate whether these investments are impaired and also monitor for any observable price changes. During the years ended December 31, 2021, 2020, and 2019, we did not record any impairment loss on our equity investments or note any observable price change indicators.

Other Long-Term Assets

In June 2020, the Company was issued collateralized notes (the “Notes Receivable”) with a total principal amount of $20 million from a privately-held company, in exchange for an existing equity investment held in the investee by the Company, and other-long term receivables, net, which the Company held due from the same investee. The Company has classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due in 5 years and remaining 50% due in 10 years from issuance date. The Company has since recorded a $5 million and $3 million allowance for credit losses under ASC 326 during the years ended December 31, 2021 and 2020, respectively, in other income (expense), net on the consolidated statement of operations, related to the Notes Receivable. As of December 31, 2021 and 2020, the carrying value of the Notes Receivable was $9 million and $14 million, respectively, net of accumulated allowance for credit losses, and is classified in other long-term assets on our consolidated balance sheet at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

Other non-financial assets, such as property and equipment, goodwill, intangible assets, and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements are based predominately on Level 3 inputs. Refer to “Note 6: Property and Equipment, Net”, “Note 7: Leases” and “Note 8: Goodwill and Intangibles Assets, Net” for additional information regarding those assets.

NOTE 6: PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following for the periods presented:

	December 31, 2021	December 31, 2020
	(in millions)
Capitalized website development	$416	$371
Finance lease right-of-use asset	114	114
Leasehold improvements	48	49
Computer equipment and purchased software	77	71
Furniture, office equipment and other	20	21
	675	626
Less: accumulated depreciation	(460)	(386)
Total	$215	$240

As of December 31, 2021 and December 31, 2020, the carrying value of our capitalized website development costs, net of accumulated amortization, was $97 million and $108 million, respectively. For the years ended December 31, 2021, 2020 and 2019, we capitalized $55 million, $63 million and $79 million, respectively, related to website development costs. For the years ended December 31, 2021, 2020 and 2019, we recorded amortization of capitalized website development costs of $64 million, $67 million and $63 million, respectively, which is included in depreciation expense on our consolidated statements of operations for those years.

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

Our lease contracts contain both lease and non-lease components which we combine as a single component under our accounting policy by asset class, except for office space leases and certain other leases, such as colocation data center leases, which we account separately for the lease and non-lease components. For leases which the consideration in the contract is allocated to lease and non-lease components, we base it on each component’s relative standalone price. We determine standalone prices for the lease components based on the prices for which other lessors lease similar assets on a standalone basis. We determine standalone prices for the non-lease component based on the prices that third-party suppliers charge for services for similar assets on a standalone basis. If observable standalone prices are not readily available, we estimate the standalone prices based on other available observable information. However, for certain categories of equipment leases, such as network equipment and others, we account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases that have similar characteristics, we apply a portfolio approach to effectively account for operating lease right-of-use ROU assets and operating lease liabilities.

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

Operating Leases

Our office space leases, exclusive of our Headquarters Lease, are operating leases, which we lease an aggregate of approximately 430,000 square feet at approximately 35 locations across North America, Europe, Asia Pacific and South America, in cities such as New York, London, Sydney, Barcelona, Buenos Aires and Paris, primarily used as sales offices, subsidiary headquarters, and for international operations, pursuant to leases with various expiration dates, with the latest expiring in June 2027.

Operating lease ROU assets and liabilities are recognized at lease commencement date, or the date the lessor makes the leased asset available for use, based on the present value of lease payments over the lease term using the Company’s estimated incremental borrowing rate. ROU assets associated with operating leases comprise the initial lease liability, and are then adjusted for any prepaid or deferred rent payments, unamortized initial direct costs, and lease incentives received. Amortization expense for operating lease ROU assets and interest accretion on operating lease liabilities are recognized as a single operating lease cost in our consolidated statement of operations, which results effectively in recognition of rent expense on a straight-line basis over the lease period. The carrying amount of operating lease liabilities are (1) accreted to reflect interest using the incremental borrowing rate if the rate implicit in the lease is not readily determinable; and (2) reduced to reflect lease payments made during the period. We present the combination of both the amortization of operating lease ROU assets and the change in the operating lease liabilities in the same line item within the adjustments to reconcile net income (loss) to net cash provided by operating activities in our consolidated statement of cash flows. Lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. Certain of our operating leases include options to extend the lease terms for up to 6 years and/or terminate the leases within 1 year, which we include in our lease term if we are reasonably certain to exercise these options. Payments under our operating leases are primarily fixed, however, certain of our operating lease agreements include rental payments which are adjusted periodically for inflation. We recognize these costs as variable lease costs on our consolidated statement of operations, which were not material during the years ended December 31, 2021, 2020 and 2019. In addition, our short-term lease costs were not material in any period presented.

We also establish assets and liabilities at the present value of estimated future costs to return certain of our leased facilities to their original condition to satisfy any asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs and are included in other long-term liabilities on our consolidated balance sheet. Our asset retirement obligations were not material as of both December 31, 2021 and December 31, 2020.

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

Operating and finance lease assets and liabilities are included on our consolidated balance sheet as follows for the periods presented:

		December 31,	December 31,
	Presentation on Consolidated Balance Sheet	2021	2020
		(in millions)
Noncurrent Lease Assets:
Finance lease	Property and equipment, net	$86	$95
Operating lease	Operating lease right-of-use-assets	42	54
	Total lease assets	$128	$149

Current Lease Liabilities:
Finance lease	Accrued expenses and other current liabilities	$6	$5
Operating lease	Accrued expenses and other current liabilities	20	21
	Total current lease liabilities	26	26

Noncurrent Lease Liabilities:
Finance lease	Finance lease liability, net of current portion	65	71
Operating lease	Operating lease liabilities, net of current portion	29	46
	Total noncurrent lease liabilities	94	117

	Total lease liabilities	$120	$143

As of December 31, 2021, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations for us.

The components of lease expense were as follows for the periods presented:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Operating lease cost (1)	$21	$28	$24
Finance lease cost:
Amortization of right-of-use assets (2)	$10	$10	$9
Interest on lease liabilities (3)	4	4	4
Total finance lease cost	$14	$14	$13
Sublease income (1)	(5)	(3)	(3)
Total lease cost, net	$30	$39	$34
(1)
Operating lease costs, net of sublease income, are included within operating expenses in our consolidated statements of operations.
(2)
Amount is included in depreciation expense in our consolidated statements of operations.
(3)
Amount is included in interest expense in our consolidated statements of operations.

Additional information related to our leases is as follows for the periods presented:

	Year ended December 31,
	2021	2020	2019
Supplemental Cash Flows Information:	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$25	$26	$26
Operating cash outflows from finance lease	3	4	4
Financing cash outflows from finance lease	6	6	5

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases (1)	$6	$4	$106
Finance lease (2)	—	—	88
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

	Year ended December 31,
	2021	2020
Weighted-average remaining lease term:
Operating leases	3.0 years	3.7 years
Finance lease	9.0 years	10.0 years

Weighted-average discount rate:
Operating leases	3.71%	3.99%
Finance lease	4.49%	4.49%

Future lease payments under non-cancelable leases as of December 31, 2021 were as follows:

Year Ending December 31,	Operating Leases	Finance Lease
	(in millions)
2022	$23	$9
2023	15	9
2024	9	9
2025	3	10
2026	2	10
Thereafter	—	39
Total future lease payments	52	86
Less imputed interest	(3)	(15)
Total lease liabilities	$49	$71

NOTE 8: GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

During the Company's annual goodwill impairment test in the fourth quarter of 2021, a qualitative assessment was performed for all our reporting units. We determined that it was not more likely than not that the fair value of any reporting unit was less than its carrying value, and, accordingly, no impairment charges were recorded during the year ended December 31, 2021. As part of our qualitative assessment for our 2021 goodwill impairment analysis of our reporting units, the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) evaluation of current and future forecasted financial results of the reporting units, (f) comparison of our current financial performance to historical and budgeted results of the reporting units, (g) change in excess of the Company’s market capitalization over its book value, (h) changes in estimates, valuation inputs, and/or assumptions since the last quantitative analysis of the reporting units, (i) changes in the regulatory environment; (j) changes in strategic outlook or organizational structure and leadership of the reporting units; and (k) other relevant factors, and how these factors might impact specific performance in future periods.

Although our annual impairment testing did not result in any impairment, due to the COVID-19 environment and our inability to predict the expected duration and ultimate severity of the impact of COVID-19, or the impact of existing variants (i.e. Delta and/or Omicron) or new variants, if any, we will continue to monitor our financial performance, stock price and other events and circumstances that may indicate a negative impact to the estimated fair values of our reporting units to determine if future impairment assessments may be necessary. A continued and prolonged duration, and/or decline in the outlook for future revenue and cash flows or other factors, related to COVID-19 or other events, could result in a determination that a non-cash impairment adjustment is required, which could be material.

The following table summarizes our goodwill activity by reportable segment for the periods presented:

	Hotels, Media & Platform	Experiences & Dining	Other (5)	Total
	(in millions)
Balance as of December 31, 2019	$405	$333	$102	$840
Re-allocation of goodwill (1)	2	—	(2)	—
Impairment (2)	—	—	(3)	(3)
Disposition (3)	—	—	(6)	(6)
Foreign currency translation adjustments	—	21	2	23
Other adjustments (4)	—	8	—	8
Balance as of December 31, 2020	$407	$362	$93	$862
Foreign currency translation adjustments	—	(18)	(1)	(19)
Balance as of December 31, 2021	$407	$344	$92	$843

(1)
Re-allocation of goodwill as a result of changes to reporting units related to internal restructuring during the second quarter of 2020.
(2)
Represents a goodwill impairment charge related to our Tripadvisor China reporting unit.
(3)
Disposition relates to the sale of our SmarterTravel business.
(4)
Other adjustments primarily relate to an immaterial business acquisition in our Experiences & Dining reportable segment.
(5)
Other consists of the combination of Rentals, Flights & Car, and Cruises, and does not constitute a reportable segment.

During the third quarter of 2020, the Company recognized a goodwill impairment charge of $3 million, which represented all of the goodwill previously allocated to our Tripadvisor China reporting unit. This impairment was driven by strategic operating decisions made by the Company in the third quarter of 2020. Consequently, Tripadvisor China was no longer considered a reporting unit as of December 31, 2020. There were no goodwill impairment charges recognized to our consolidated statements of operations during the years ended December 31, 2021 and 2019, respectively. As of both December 31, 2021 and 2020, accumulated goodwill impairment losses totaled $3 million, which was associated with Other.

Intangibles

Intangible assets, acquired in business combinations and recorded at fair value on the date of purchase, consisted of the following for the periods presented:

	December 31,
	2021	2020
	(in millions)
Intangible assets with definite lives	$237	$262
Less: accumulated amortization	(202)	(206)
Intangible assets with definite lives, net	35	56
Intangible assets with indefinite lives	30	30
Total	$65	$86

Amortization expense for definite-lived intangible assets was $20 million, $26 million, and $33 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

Our indefinite-lived intangible assets relate to trade names and trademarks. During the Company's annual indefinite-lived intangible impairment test during the fourth quarter of 2021, a qualitative assessment was performed. As part of our qualitative assessment we considered, amongst other factors, the amount of excess fair value of our trade names and trademarks to the carrying value of those same assets, changes in estimates, and valuation input assumptions, since our previous quantitative analysis. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that our indefinite-lived intangible assets were not impaired as of December 31, 2021.

There were no impairment charges recognized to our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 related to our intangible assets.

The following table presents the components of our intangible assets with definite lives for the periods presented:

		December 31, 2021			December 31, 2020
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in millions)			(in millions)
Trade names and trademarks	2.8	$55	$(43)	$12	$59	$(41)	$18
Customer lists and supplier relationships	5.2	99	(87)	12	104	(83)	21
Subscriber relationships	2.2	40	(36)	4	42	(35)	7
Technology and other	3.4	43	(36)	7	57	(47)	10
Total	3.7	$237	$(202)	$35	$262	$(206)	$56

Refer to “Note 3: Acquisitions and Other Investments” above for a discussion of definite lived intangible assets acquired in business combinations during the years ended December 31, 2021, 2020 and 2019.

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

The estimated amortization expense for intangible assets with definite lives for each of the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets or change in estimate of remaining lives, is expected to be as follows (in millions):

2022	$13
2023	9
2024	6
2025	4
2026	2
2027 and thereafter	1
Total	$35

NOTE 9: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	December 31, 2021	December 31, 2020
	(in millions)
Accrued salary, bonus, and other employee-related benefits	$58	$49
Accrued marketing costs	27	13
Interest payable (1)	16	18
Current income taxes payable (2)	3	1
Finance lease liability - current portion (3)	6	5
Operating lease liabilities - current portion (3)	20	21
Other	51	53
Total	$181	$160

(1)
Amount relates primarily to unpaid interest accrued on our 2025 Senior Notes. Refer to “Note 10: Debt” for further information.
(2)
Refer to “Note 12: Income Taxes” for further information regarding our income tax liabilities.
(3)
Refer to “Note 7: Leases” for further information regarding our lease obligations.

NOTE 10: DEBT

The Company’s outstanding debt consisted of the following for the periods presented:

December 31, 2021	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(7)	$493
2026 Senior Notes	345	(5)	340
Total Long-Term Debt	$845	$(12)	$833

December 31, 2020	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(9)	$491
Total Long-Term Debt	$500	$(9)	$491

Credit Facility

We are party to a credit agreement with a group of lenders initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million unsecured revolving credit facility (the “Credit Facility”) with a maturity date of May 12, 2024. The Credit Facility, among other things, requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.

We amended the Credit Facility in May 2020 and December 2020 to, among other things:

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
•
extend the maturity date of the Credit Facility from May 12, 2022 to May 12, 2024; and
•
secure the obligations under the agreement.

The Company remained in the Leverage Covenant Holiday as of December 31, 2021. During the Leverage Covenant Holiday, any outstanding or future borrowings under the Credit Facility bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. We are required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and also additional fees in connection with the issuance of letters of credit. The Company may borrow from the Credit Facility in U.S. dollars and Euros. In addition, our Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of December 31, 2021, we had issued $3 million of outstanding letters of credit under the Credit Facility.

As of both December 31, 2021 and 2020, the Company had no outstanding borrowings under the Credit Facility. During the first quarter of 2020, the Company borrowed $700 million under the Credit Facility. These funds were drawn down as a precautionary measure to reinforce the Company’s liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19. The Company repaid these borrowings in full in July 2020.

We recorded interest and commitment fees on our Credit Facility of $3 million, $10 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively, to interest expense on our consolidated statements of operations. In connection with the amendments to our Credit Facility in 2020, we incurred additional lender fees and debt financing costs totaling $7 million, which were capitalized as deferred financing costs and recorded to other long-term assets on the consolidated balance sheet, while $2 million of previously deferred financing costs related to the Credit Facility were immediately recognized to interest expense on our consolidated statement of operations for the year ended December 31, 2020. As of December 31, 2021, the Company had $4 million remaining in deferred financing costs in connection with the Credit Facility. These costs will be amortized over the remaining term of the Credit Facility, using the effective interest rate method, and recorded to interest expense on our consolidated statement of operations.

There is no specific repayment date prior to the maturity date for any borrowings under the Credit Agreement. We may voluntarily repay any outstanding borrowing under the Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The Credit Agreement contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Credit Agreement also limits the Company from repurchasing shares of its common stock and paying dividends, among other restrictions, during the Leverage Covenant Holiday. In addition, to secure the obligations under the Credit Agreement, the Company and certain subsidiaries have granted security interests and liens in and on substantially all of their assets as well as pledged shares of certain of the Company’s subsidiaries. The Credit Agreement also contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the Credit Facility. As of December 31, 2021 and 2020, we were in compliance with our covenants.

2025 Senior Notes

On July 9, 2020, the Company completed the sale of $500 million aggregate principal amount of 7.0% Senior Notes due 2025 (the “2025 Senior Notes”), pursuant to a purchase agreement, dated July 7, 2020, among the Company, the guarantors party thereto and the initial purchasers party thereto in a private offering to qualified institutional buyers. The 2025 Senior Notes were issued pursuant to an indenture, dated July 9, 2020 (the “2025 Indenture”), among the Company, the guarantors and the trustee. The 2025 Indenture provides, among other things, that interest will be payable on the 2025 Senior Notes semiannually on January 15 and July 15 of each year, which began on January 15, 2021, and continue until their maturity date of July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.

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

As of December 31, 2021 and 2020, unpaid interest on our 2025 Senior Notes totaled approximately $16 million and $17 million, respectively, and was included in accrued expenses and other current liabilities on our consolidated balance sheets, and $35 million and $17 million was recorded as interest expense on our consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively. In the third quarter of 2020, the Company used all proceeds from the 2025 Senior Notes to repay a portion of our Credit Facility outstanding borrowings.

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

2026 Senior Notes

On March 25, 2021, we entered into a purchase agreement for the sale of $300 million aggregate principal amount of 0.25% Convertible 2026 Senior Notes due 2026 (the “2026 Senior Notes”) in a private offering to qualified institutional buyers. The 2026 Senior Notes included of an over-allotment option that provided the initial purchasers of the 2026 Senior Notes with the option to purchase an additional $45 million aggregate principal amount of the 2026 Senior Notes; such over-allotment option was fully exercised. In connection with the issuance of the 2026 Senior Notes, the Company entered into an Indenture, dated March 25, 2021 (the “2026 Indenture”), among the Company, the guarantors party thereto and the trustee. The terms of the 2026 Senior Notes are governed by the 2026 Indenture. The 2026 Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Senior Notes are senior unsecured obligations of the Company, although guaranteed by certain of the Company’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year, which began on October 1, 2021. As of December 31, 2021, unpaid interest on our 2026 Senior Notes was not material.

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

The 2026 Senior Notes are unconditionally guaranteed, on a joint and several basis, by the guarantors on a senior, unsecured basis. The 2026 Senior Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future senior indebtedness, and senior in right of payment to all of our future subordinated indebtedness. The 2026 Senior Notes will be effectively subordinated to any of our existing and future secured indebtedness, including borrowings under our Credit Facility, to the extent of the value of the assets securing such indebtedness.

Holders may convert their 2026 Senior Notes at any time prior to the close of business on the business day immediately preceding January 1, 2026, in multiples of $1,000 principal amount, only under the following conditions and circumstances:

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

The Company accounts for the 2026 Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2026 Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount, and the Company used a portion of the proceeds from the 2026 Senior Notes to enter into capped call transactions, as discussed below. The Company intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of our 2025 Senior Notes prior to maturity. The debt issuance costs will be amortized over the remaining term of the 2026 Senior Notes, using the effective interest rate method, and recorded to interest expense on our consolidated statement of operations. During the year ended December 31, 2021, our effective interest rate on our 2026 Senior Notes, including debt issuance costs, was approximately 0.53%, and $1 million was recorded as interest expense on our consolidated statement of operations for the year ended December 31, 2021.

The 2026 Senior Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.

Capped Call Transactions

In connection with the issuance of the 2026 Senior Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2026 Senior Notes and/or their respective affiliates and/or other financial institutions (the “Option Counterparties”) at a cost of approximately $35 million. The Capped Calls are separate transactions entered into by the Company with each of the Option Counterparties, and are not part of the terms of the 2026 Senior Notes and therefore will not affect any noteholder’s rights under the 2026 Senior Notes. Noteholders will not have any rights with respect to the Capped Calls.

The Capped Calls cover, subject to anti-dilution adjustments, substantially similar to those applicable to the conversion rate of the 2026 Senior Notes, the number of shares of common stock initially underlying the 2026 Senior Notes, or up to approximately 4.7 million shares of our common stock. The Capped Calls are expected generally to reduce potential dilution to the common stock upon any conversion of 2026 Senior Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted 2026 Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The strike price of the

Capped Calls is $73.81, while the cap price of the Capped Calls will initially be $107.36 per share of our common stock, which represents a premium of 100% over the close price of our common stock of $53.68 per share on March 22, 2021 and is subject to certain customary adjustments under the terms of the Capped Calls.
The Capped Calls are considered indexed to our own stock and are considered equity classified under GAAP, and included as a reduction to additional paid-in-capital within stockholders’ equity on the consolidated balance sheet as of December 31, 2021. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period. In addition, we recorded a deferred tax asset of $9 million associated with the Capped Calls on our consolidated balance sheet as of December 31, 2021, as we made an income tax election allowable under the IRS regulations in order to recover the cost of the Capped Calls as interest expense for income tax purposes only over the term of the 2026 Senior Notes.

NOTE 11: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following for the periods presented:

	December 31, 2021	December 31, 2020
	(in millions)
Unrecognized tax benefits (1)	$177	$178
Deferred gain on equity method investment (2)	31	33
Long-term income taxes payable	2	3
Other	5	9
Total	$215	$223

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

NOTE 12: INCOME TAXES

The following table presents a summary of our domestic and foreign income (loss) before income taxes for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Domestic	$(127)	$(262)	$92
Foreign	(58)	(107)	102
Income (loss) before income taxes	$(185)	$(369)	$194

The components of our provision (benefit) for income taxes consisted of the following for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Current income tax expense (benefit):
Federal	$6	$(73)	$31
State	(1)	(3)	5
Foreign	2	(3)	26
Current income tax expense (benefit)	7	(79)	62
Deferred income tax expense (benefit):
Federal	(21)	13	25
State	(5)	(10)	7
Foreign	(18)	(4)	(26)
Deferred income tax expense (benefit)	(44)	(1)	6
Provision (benefit) for income taxes	$(37)	$(80)	$68

The significant components of our deferred tax assets and deferred tax liabilities consisted of the following for the periods presented:

	December 31,
	2021	2020
	(in millions)
Deferred tax assets:
Stock-based compensation	$31	$31
Net operating loss carryforwards	102	81
Provision for accrued expenses	4	4
Lease financing obligation	20	23
Foreign advertising spend	15	15
Tax credit carryforward	12	5
Interest carryforward	71	32
Other	15	15
Total deferred tax assets	$270	$206
Less: valuation allowance	(123)	(106)
Net deferred tax assets	$147	$100
Deferred tax liabilities:
Intangible assets	$(51)	$(53)
Property and equipment	(22)	(24)
Prepaid expenses	(3)	(2)
Building - corporate headquarters	(17)	(20)
Other	(1)	(1)
Total deferred tax liabilities	$(94)	$(100)
Net deferred tax asset (liability)	$53	$—

At December 31, 2021, we had federal, state, and foreign net operating loss carryforwards (“NOLs”) of approximately $45 million, $239 million, and $343 million, respectively. U.S. federal NOLs of $41 million may be carried forward indefinitely, and U.S. federal NOLs of $4 million expire at various times starting from 2029. State NOLs of $28 million may be carried forward indefinitely, and state NOLs of $211 million expire at various times starting from 2023. Foreign NOLs of $317 million may be carried forward indefinitely, and foreign NOLs of $26 million expire at various times starting from 2022.

As of December 31, 2021, we had a valuation allowance of approximately $123 million related to certain NOL carryforwards and other foreign deferred tax assets for which it is more likely than not, the tax benefit will not be realized. This amount represented an increase of $17 million, as compared to the balance as of December 31, 2020. The increase was primarily related to additional foreign NOLs.

Except for such foreign deferred tax assets, discussed above, we expect to realize all of our deferred tax assets. During the year ended December 31, 2021, the Company performed an analysis to determine if it was more likely than not that it would be able to utilize, in future periods, the net deferred tax assets associated with its U.S. net operating loss carryforward. Although the U.S. has incurred cumulative pre-tax losses in fiscal 2021 and prior two years, the Company has concluded that the positive evidence outweighs the negative evidence and, thus, that the deferred tax assets not otherwise subject to a valuation allowance are realizable on a more likely than not basis. As such, we did not record a valuation allowance at December 31, 2021. Positive evidence includes our strong history of earnings prior to the COVID-19 pandemic, the 2020 U.S. taxable loss carryback as a result of the CARES Act, as well as expected future taxable income in which we believe we will utilize the deferred tax assets. Due to the COVID-19 environment and our limited ability to predict the expected duration and ultimate severity of the impact of COVID-19, we will continue to monitor our financial performance to determine if valuation allowance against our deferred tax assets may be necessary in the future.

During the year ended December 31, 2021, we determined that $15 million of a deferred tax asset within our U.K. subsidiary was more likely than not realizable, resulting in an income tax benefit in our consolidated statement of operations. We determined that the positive evidence, principally our U.K. subsidiaries’ forecasts of future taxable income combined with no longer incurring current interest expense in the U.K. that will be subject to limitation, outweighed the negative evidence, resulting in the valuation allowance release. Release of the remaining valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of any potential valuation allowance release is subject to significant management judgment, as well as prospective earnings.

A reconciliation of the (benefit) provision for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Income tax expense at the federal statutory rate	$(39)	$(77)	$40
Foreign rate differential	(14)	(9)	(16)
State income taxes, net of effect of federal tax benefit	(2)	(11)	9
Unrecognized tax benefits and related interest	4	4	11
Change in cost-sharing treatment of stock-based compensation	—	—	15
FDII, GILTI and other provisions	—	—	(3)
Rate differential on US NOL carryback (1)	—	(23)	—
Research tax credit	(7)	(9)	(11)
Stock-based compensation	(1)	14	4
Change in valuation allowance	8	25	6
Local income tax on intercompany transaction (2)	—	1	7
Executive compensation	6	6	3
Other, net	8	(1)	3
Provision (benefit) for income taxes	$(37)	$(80)	$68

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

The CARES Act made tax law changes to provide financial relief to companies as a result of the business impacts of COVID-19. Key income tax provisions of the CARES Act include changes in NOL carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allowed the Company to carryback our U.S. federal NOLs incurred in 2020, generating an expected U.S. federal tax benefit of $76 million, of which $48 million will be refunded. This refund is recorded in income taxes receivable on our consolidated balance sheet as of December 31, 2021 and is expected to be received during 2022. As a result of the 2020 U.S. federal NOL carryback, we also reduced our long-term transition tax payable related to the 2017 Tax Act by $28 million.

In addition, certain governments have passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, wage tax relief or other financial aid. Some of these governments have extended or are considering extending these programs. We have participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as similar programs in other jurisdictions. In addition, in certain countries, such as within the European Union, Singapore, Australia, and other jurisdictions, we are also participating in programs where government assistance is in the form of wage subsidies and reductions in wage-related employer taxes paid by us. During the years ended December 31, 2021 and 2020, we recognized government grants and other assistance benefits of $9 million and $12 million, respectively. These amounts are not income tax related and were recorded as a reduction of personnel and overhead costs in the consolidated statements of operations.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred tax liability has been accrued which was not material as of December 31, 2021. As of December 31, 2021, $427 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011, 2012 through 2016, and 2018 tax years, and have various ongoing audits for foreign tax years, including a 2012 through 2016 HMRC audit, as well as state income tax audits. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of December 31, 2021, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2012 through 2016 standalone IRS audit, and our 2012 through 2016 HMRC audit.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows during the periods presented:

	December 31,
	2021	2020	2019
	(in millions)
Balance, beginning of year	$144	$140	$136
Increases to tax positions related to the current year	5	3	11
Increases to tax positions related to the prior year	1	1	1
Decreases to tax positions related to the prior year	—	—	(8)
Settlements during current year	(6)	—	—
Balance, end of year	$144	$144	$140

As of December 31, 2021, we had $144 million of unrecognized tax benefits, net of interest, which is classified as long-term and included in other long-term liabilities and deferred income taxes, net on our consolidated balance sheet. The amount of unrecognized tax benefits, if recognized, would reduce income tax expense by $72 million, due to correlative adjustments in other tax jurisdictions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our consolidated statement of operations. As of December 31, 2021 and 2020, total gross interest accrued was $39 million and $35 million, respectively, and was recorded in unrecognized tax benefits in other long-term liabilities on the consolidated balance sheets. We do not anticipate any material changes in the next year.

NOTE 13: COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, we have contractual obligations and commercial commitments that include expected interest on our 2026 Senior Notes and 2025 Senior Notes, expected commitment fees on our Credit Facility, and long-term purchase obligations, as summarized in the table below. The expected amounts and timing of payments discussed below was estimated based on information available to us as of December 31, 2021.

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Expected interest payments on 2025 Senior Notes (1)	$125	$35	$71	$19	$—
Expected interest payments on 2026 Senior Notes (2)	4	1	2	1	—
Expected commitment fee payments on Credit Facility (3)	6	3	3	—	—
Purchase obligations and other (4)	45	18	24	2	1
Total (5)	$180	$57	$100	$22	$1

(1)
Expected interest payments on our 2025 Senior Notes are based on a fixed interest rate of 7.0%, as of December 31, 2021 and assumes that our existing debt is repaid at maturity. Refer to “Note 10: Debt” for additional information on our 2025 Senior Notes.
(2)
Expected interest payments on our 2026 Senior Notes are based on a fixed interest rate of 0.25%, as of December 31, 2021 and assumes that our existing debt is repaid at maturity. Refer to “Note 10: Debt” for additional information on our 2026 Senior Notes.
(3)
Expected commitment fee payments are based on the daily unused portion of our Credit Facility, issued letters of credit, and the effective commitment fee rate as of December 31, 2021; however, these variables could change significantly in the future. Refer to “Note 10: Debt” for additional information on our Credit Facility.
(4)
Estimated purchase obligations that are fixed and determinable, primarily related to telecommunication and licensing contracts, with various expiration dates through approximately June 2029. These contracts have non-cancelable terms or are cancelable only upon payment of significant penalty. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
(5)
Excluded from the table was $3 million of undrawn standby letters of credit, primarily as security deposits for certain property leases as of December 31, 2021.

Legal Proceedings

In the ordinary course of business, we are party to regulatory and legal matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving intellectual property rights (including privacy, alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer protection matters), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. We record the estimated loss in our consolidated statements of operations when (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us. All legal fees incurred by the Company related to any regulatory and legal matters are expensed in the period incurred.

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

NOTE 14: EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

The Tripadvisor Retirement Savings Plan (the “401(k) Plan”), qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows participating employees, which includes most of our U.S. employees, to make contributions of a specified percentage of their eligible compensation. Participating employees may contribute up to 50% of their eligible salary on a pre-tax basis, but not more than statutory limits. Employee-participants age 50 and over may also contribute an additional amount of their salary on a pre-tax tax basis up to the IRS Catch-Up Provision Limit (or “catch-up contributions”). Employees may also contribute into the 401(k) Plan on an after-tax basis up (or “Roth 401(k) contributions”) to an annual maximum of 10%. The 401(k) Plan has an automatic enrollment feature at 6% pre-tax. We match 50% of the first 6% of employee contributions to the plan for a maximum employer contribution of 3% of a participant’s eligible earnings. The catch-up contributions are not eligible for employer matching contributions. The matching contributions portion of an employee’s account, vests after two years of service. Additionally, at the end of the 401(k) Plan year, we make a discretionary matching contribution to eligible participants. This additional discretionary matching employer contribution (or “true up”) is limited to match only contributions up to 3% of eligible compensation.

We also have various defined contribution plans for our non-U.S. employees. Our contribution to the 401(k) Plan and our non-U.S. defined contribution plans which are recorded in our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 were $10 million, $11 million, and $14 million, respectively.

Tripadvisor, Inc. Deferred Compensation Plan for Non-Employee Directors

The Company has a Deferred Compensation Plan for Non-Employee Directors (the “Deferred Compensation Plan”). Under the Deferred Compensation Plan, eligible directors who defer their directors’ fees may elect to have such deferred fees (i) applied to the purchase of share units, representing the number of shares of our common stock that could have been purchased on the date such fees would otherwise be payable, or (ii) credited to a cash fund. The cash fund will be credited with interest at an annual rate equal to the weighted average prime or base lending rate of a financial institution selected in accordance with the terms of the Deferred Compensation Plan and applicable law. Upon termination of service as a director of Tripadvisor, a director will receive (i) with respect to share units, such number of shares of our common stock as the share units represent, and (ii) with respect to the cash fund, a cash payment. Payments upon termination will be made in either one lump sum or up to five annual installments, as elected by the eligible director at the time of the deferral election.

Under the Deferred Compensation Plan, 100,000 shares of Tripadvisor common stock are available for issuance to non-employee directors. From the inception of the Deferred Compensation Plan through December 31, 2021, a total of 557 shares have been issued for such purpose.

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

During the years ended December 31, 2021 and 2020, respectively, we recognized $1 million and $5 million of expense under this plan on our consolidated statements of operations. Expense recorded under this plan to our consolidated statement of operations was not significant during the year ended December 31, 2019.

NOTE 15: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and RSUs, on our consolidated statements of operations during the periods presented:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Cost of revenue	$1	$1	$1
Selling and marketing	16	16	23
Technology and content	46	44	55
General and administrative	57	48	45
Total stock-based compensation expense	120	109	124
Income tax benefit from stock-based compensation expense	(23)	(23)	(28)
Total stock-based compensation expense, net of tax effect	$97	$86	$96

We capitalized $13 million, $15 million and $19 million of stock-based compensation expense as website development costs during the years ended December 31, 2021, 2020 and 2019, respectively.

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

On June 8, 2021, our stockholders approved an amendment to the Company’s 2018 Plan to, among other things, increase the aggregate number of shares reserved and available for issuance under the 2018 Plan by 10,000,000 shares. The purpose of this amendment was to provide sufficient reserves of shares of our common stock to ensure our ability to continue to provide new hires, employees and management with equity incentives.

The foregoing summary of the material terms of the 2018 Plan is qualified in its entirety by reference to the 2018 Stock and Annual Incentive Plan and Amendment No. 1 incorporated herein by reference as Exhibit 10.4 and Exhibit 10.37, respectively, to this Annual Report on Form 10-K.

As of December 31, 2021, the total number of shares reserved for future stock-based awards under the 2018 Plan was approximately 17 million shares. All shares of common stock issued in respect of the exercise of options, RSUs, or other equity awards have been issued from authorized, but unissued common stock.

Stock Based Award Activity and Valuation

Stock Option Activity

A summary of our stock option activity, consisting primarily of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding as of December 31, 2020	5,615	46.31
Granted	1,002	41.12
Exercised (1)	(705)	33.97
Cancelled or expired	(241)	43.97
Options outstanding as of December 31, 2021	5,671	$47.03	4.8	$1
Exercisable as of December 31, 2021	3,878	$51.06	3.6	$1
Vested and expected to vest after December 31, 2021 (2)	5,671	$47.03	4.8	$1

(1)
Inclusive of approximately 390,000 stock options for the year ended December 31, 2021, which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.
(2)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of December 31, 2021 was $27.26. The total intrinsic value of stock options exercised for the years ended December 31, 2021 and 2019 was $9 million and $2 million, respectively, and for the year ended December 31, 2020 was not material.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	December 31,
	2021	2020	2019
Risk free interest rate	0.83%	1.15%	1.79%
Expected term (in years)	5.45	5.30	5.19
Expected volatility	49.61%	43.39%	42.09%
Expected dividend yield	— %	— %	— %
Weighted-average grant date fair value	$18.40	$10.08	$21.25

The total fair value of stock options vested for the years ended December 31, 2021, 2020 and 2019 were $31 million, $14 million, and $15 million, respectively. Cash received from stock option exercises for the years ended December 31, 2021 and 2019 was $8 million and $2 million, respectively, and for the year ended December 31, 2020 was not material.

RSU Activity

A summary of restricted stock units (“RSUs”) activity, consisting primarily of service-based vesting terms, presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2020	8,111	32.29
Granted	3,503	40.17
Vested and released (1)	(4,632)	31.26
Cancelled	(1,196)	37.45
Unvested RSUs outstanding as of December 31, 2021 (2)	5,786	$36.82	$158
(1)
Inclusive of approximately 1,110,000 RSUs for the year ended December 31, 2021, withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.
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

On December 31, 2021, the Section 16 Committee of our Board of Directors approved and granted to Stephen Kaufer, the Company’s CEO, the following: (i) stock option to purchase 115,200 shares of common stock, which will vest and become exercisable 25% on August 1, 2022 and the balance will vest in quarterly installments over the following three years; with an estimated grant-date fair value per option of $12.59, using a Black-Scholes option pricing model; (ii) stock option to purchase 110,026 shares of common stock, which will vest and become exercisable in full on August 1, 2024; with an estimated grant-date fair value per option of $13.18, using a Black-Scholes option pricing model; and (iii) 106,382 RSUs, which will vest and settle 25% on August 1, 2022 and the balance will vest in quarterly installments over the following three years, with an estimated grant-date fair value of $27.26 per RSU, based on the quoted price of our common stock on the date of grant. The estimated fair value of these awards totaled $6 million and was fully recognized as stock-based compensation expense to the consolidated statement of operations for the year ended December 31, 2021, given the Company concluded there was no substantive future requisite service condition for these awards that existed at grant date for GAAP purposes.

A summary of our MSU activity is presented below:

		Weighted
		Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2020	174	37.29
Cancelled (1)	(54)	57.62
Unvested MSUs outstanding as of December 31, 2021 (2)	120	$28.15	$3

(1)
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

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized compensation expense and the weighted average remaining amortization period at December 31, 2021 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs/MSUs
Unrecognized compensation expense	$17	$141
Weighted average period remaining (in years)	2.3	2.6

NOTE 16: STOCKHOLDERS’ EQUITY

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. As of December 31, 2021, no preferred shares had been issued.

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share. Holders of Tripadvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% percent of the total number of directors, rounded up to the next whole number, which was three directors as of December 31, 2021. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of Tripadvisor the holders of both classes of common stock have equal rights to receive all the assets of Tripadvisor after the rights of the holders of the preferred stock have been satisfied. There were 144,656,649 and 125,812,035 shares of common stock issued and outstanding, respectively, and 12,799,999 shares of Class B common stock issued and outstanding at December 31, 2021.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of accumulated foreign currency translation adjustments, as follows for the periods presented:

	December 31, 2021	December 31, 2020
	(in millions)
Cumulative foreign currency translation adjustments, net of tax (1)	$(56)	$(34)
Accumulated other comprehensive income (loss)	$(56)	$(34)

(1)
Deferred income tax liabilities related to these amounts are not material.

Treasury Stock

On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million.

During the years ended December 31, 2020 and 2019, we repurchased 4,707,450 and 2,059,846 shares, respectively, of our outstanding common stock at an average share price of $24.32 and $29.32 per share, exclusive of fees and commissions, respectively, or $115 million and $60 million in the aggregate, respectively. During the year ended December 31, 2021, the Company did not repurchase any shares of outstanding common stock under the share repurchase program.

As of December 31, 2021, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program, with 18,844,614 shares of the Company’s common stock held in treasury with an aggregate cost of $722 million.

Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program discussed above in compliance with applicable legal requirements. While the Board of Directors has not suspended or terminated the share repurchase program, the terms of the Credit Agreement currently limit the Company from engaging in share repurchases during the Leverage Covenant Holiday and the terms of our 2025 Indenture also imposes certain limitations and restrictions on share repurchases. Refer to “Note 10: Debt” for further information about our Credit Agreement and our 2025 Indenture.

Dividends

On November 1, 2019, the Company's Board of Directors declared a special cash dividend of $3.50 per share, or approximately $488 million in the aggregate. The dividend was payable on December 4, 2019 to stockholders of record on November 20, 2019. During the years ended December 31, 2021 and 2020, our Board of Directors did not declare any dividends on our outstanding common stock.

Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Our ability to pay dividends is also limited by the terms of our Credit Agreement during the Leverage Covenant Holiday and our 2025 Indenture. In connection with the declaration of such dividends, our non-vested RSUs were entitled to dividend equivalents, which will be payable to the holder subject to, and only upon vesting of, the underlying awards.

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

In periods of net income, shares of our common stock subject to the potential conversion of the 2026 Senior Notes outstanding during the period is also included in our weighted average number of shares outstanding used to calculate Diluted EPS using the if-converted method under GAAP, as share settlement is presumed. The Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of December 31, 2021, the market price of a share of our common stock did not exceed the $107.36 cap price.

In periods of a net loss, common equivalent shares are excluded from the calculation of Diluted EPS as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for both the years ended December 31, 2021 and 2020, respectively, Diluted EPS is the same as Basic EPS, since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Year ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$(148)	$(289)	$126
Denominator:
Weighted average shares used to compute Basic EPS	137,234	134,858	138,975
Weighted average effect of dilutive securities:
Stock options	—	—	155
RSUs/MSUs	—	—	1,528
Weighted average shares used to compute Diluted EPS	137,234	134,858	140,658
Basic EPS	$(1.08)	$(2.14)	$0.91
Diluted EPS	$(1.08)	$(2.14)	$0.89

Potential common shares, consisting of outstanding stock options, RSUs, MSUs, and those issuable under the 2026 Senior Notes, totaling approximately 16.1 million, 13.7 million, and 6.7 million, for the years ended December 31, 2021, 2020 and 2019, respectively, have been excluded from the calculations of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of certain performance-based awards of approximately 0.1 million, 0.2 million, and 0.7 million, for the years ended December 31, 2021, 2020 and 2019, respectively, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

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

NOTE 18: OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Foreign currency exchange gains (losses), net (1)	$(4)	$5	$(2)
Earnings (losses) from equity investment, net	(3)	(3)	(1)
Loss on sale/disposal of business (2)	—	(6)	—
Other, net	(3)	(4)	—
Total	$(10)	$(8)	$(3)
(1)
Foreign currency exchange gains (losses), net, are generally related to foreign exchange transaction gains and losses due to required conversion from transaction currency to functional currency, partially offset by the foreign currency forward contract gains and losses.
(2)
Related to loss on disposal on the sale of our SmarterTravel business during June 2020.

NOTE 19: RELATED PARTY TRANSACTIONS

Relationship between Liberty TripAdvisor Holdings, Inc. and Tripadvisor

LTRIP is a controlling stockholder of Tripadvisor. We consider LTRIP a related party. Refer to “Note 1: Organization and Business Description”, which describes the evolution of our relationship with LTRIP, including LTRIP’s stock ownership of Tripadvisor and deemed voting power as of December 31, 2021. We had no related party transactions with LTRIP during the years ended December 31, 2021, 2020 and 2019.

Relationship between Chelsea Investment Holding Company PTE Ltd. and Tripadvisor

Refer to the discussion regarding our equity method investment in Chelsea Investment Holding Company PTD Ltd. in the section titled “Non-Marketable Investments” within “Note 5: Financial Instruments and Fair Value Measurements” for a description of our relationship and existing commercial arrangements with Chelsea Investment Holding Company PTE Ltd and/or its subsidiaries. We had no material related party transactions with Chelsea Investment Holding Company PTE Ltd or its subsidiaries during the years ended December 31, 2021, 2020 and 2019.

NOTE 20: SEGMENT AND GEOGRAPHIC INFORMATION

We have two reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. Our Hotels, Media & Platform reportable segment includes the following revenue sources: (1) Tripadvisor-branded hotels revenue – primarily consisting of hotel auction revenue, CPA revenue, subscription-based advertising revenue, and hotel sponsored placements revenue; and (2) Tripadvisor-branded display and platform revenue – consisting of display-based advertising revenue. Our Experiences & Dining reportable segment includes an aggregation of our Experiences and Dining operating segments. All remaining business units, including Rentals, Flights & Car, and Cruises have been combined into and reported as “Other”, which does not constitute a reportable segment, as none of these businesses meet the quantitative thresholds and/or other criteria to qualify as reportable segments. The nature of the services provided and revenue recognition policies are summarized by reported segment in “Note 4: Revenue Recognition.” Our operating segments are determined based on how our chief operating decision maker manages our business, regularly accesses information and evaluates performance for operating decision-making purposes, including allocation of resources.

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

The following tables present our segment information for the years ended December 31, 2021, 2020 and 2019 and includes a reconciliation of Adjusted EBITDA to Net Income (Loss). We record depreciation and amortization, stock-based compensation and other stock-settled obligations, goodwill, intangible asset and other long-lived asset impairments, legal reserves and settlements, restructuring and other related reorganization costs, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM. Intersegment revenue is not material and is included and eliminated in Other.

	Year ended December 31, 2021
	Hotels, Media & Platform (1)	Experiences & Dining	Other	Corporate and Unallocated	Total
	(in millions)
Revenue	$549	$307	$46	$—	$902
Adjusted EBITDA	111	(36)	25	—	100
Depreciation and amortization				(111)	(111)
Stock-based compensation				(120)	(120)
Operating income (loss)					(131)
Other income (expense), net					(54)
Income (loss) before income taxes					(185)
(Provision) benefit for income taxes					37
Net income (loss)					$(148)

	Year ended December 31, 2020
	Hotels, Media & Platform (1)	Experiences & Dining	Other	Corporate and Unallocated	Total
	(in millions)
Revenue	$361	$186	$57	$—	$604
Adjusted EBITDA	13	(79)	15	—	(51)
Depreciation and amortization				(125)	(125)
Stock-based compensation				(109)	(109)
Restructuring and other related reorganization costs				(41)	(41)
Impairment of goodwill				(3)	(3)
Operating income (loss)					(329)
Other income (expense), net					(40)
Income (loss) before income taxes					(369)
(Provision) benefit for income taxes					80
Net income (loss)					$(289)

	Year ended December 31, 2019
	Hotels, Media & Platform (1)	Experiences & Dining	Other	Corporate and Unallocated	Total
	(in millions)
Revenue	$939	$456	$165	$—	$1,560
Adjusted EBITDA	378	5	55	—	438
Depreciation and amortization				(126)	(126)
Stock-based compensation				(124)	(124)
Restructuring and other related reorganization costs				(1)	(1)
Operating income (loss)					187
Other income (expense), net					7
Income (loss) before income taxes					194
(Provision) benefit for income taxes					(68)
Net income (loss)					$126

(1)
Includes allocated corporate general and administrative costs of $74 million, $70 million and $69 million and Tripadvisor-branded advertising expenses of $5 million, $10 million and $77 million for the years ended December 31, 2021, 2020 and 2019, respectively. Tripadvisor-branded advertising expenses have decreased significantly since the year ended December 31, 2019, as the Company shifted from television advertising to leverage other advertising mediums.

Product and Geographic Information

Our revenue sources within our Hotels, Media & Platform segment, including Tripadvisor-branded hotels revenue and Tripadvisor-branded display and platform revenue; which along with our Experience & Dining and Other revenue sources, comprise our products. Refer to “Note 4: Revenue Recognition” for our revenue by product.

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

The Company’s revenue based on geographic location consists of the following for the periods presented:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Revenue
United States	$526	$302	$821
United Kingdom	259	169	466
All other countries	117	133	273
Total revenue	$902	$604	$1,560

The Company’s property and equipment, net for the United States and all other countries based on the geographic location of the assets consists of the following for the periods presented:

	December 31,
	2021	2020
	(in millions)
Property and equipment, net
United States	$178	$199
All other countries	37	41
Total	$215	$240

Customer Concentrations

Refer to “Note 2: Significant Accounting Policies” under the section entitled “Certain Risks and Concentrations” for information regarding our major customer concentrations.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Pursuant to Exchange Act Rule 13a-15(d) or 15d-15(d), management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Tripadvisor, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Tripadvisor, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Boston, Massachusetts

February 18, 2022

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our 2022 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our 2022 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our 2022 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our 2022 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our 2022 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

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

(b) Exhibits:

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
3.1	Restated Certificate of Incorporation of Tripadvisor, Inc.		8-K	001-35362	3.1	12/27/11
3.2	Amended and Restated Bylaws of Tripadvisor, Inc.		8-K	001-35362	3.2	12/27/11
3.3	Amendment No. 1 to Amended and Restated Bylaws of Tripadvisor, Inc.		8-K	001-35362	3.1	2/12/13
4.1	Specimen Tripadvisor, Inc. Common Stock Certificate		S-4/A	333-175828-01	4.6	10/24/11
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	001-35362	4.2	2/19/20
4.3	Indenture, dated July 9, 2020, among Tripadvisor, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (as successor trustee to Wilmington Trust, National Association)		8-K	001-35362	4.1	7/9/20
4.4	Form of Senior Note (included in Exhibit 4.1)		8-K	001-35362	4.2	7/9/20
4.5	Indenture, dated as of March 25, 2021, by and among Tripadvisor, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee		8-K	001-35362	4.1	3/25/21
4.6	Form of 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)		8-K	001-35362	4.2	3/25/21
10.1	Governance Agreement, by and among Tripadvisor, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	001-35362	10.1	12/27/11
10.2	Tax Sharing Agreement by and between Tripadvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.2	12/27/11
10.3+	Amended and Restated Tripadvisor, Inc. 2011 Stock and Annual Incentive Plan		10-Q	001-35362	10.1	11/8/16
10.4+	Tripadvisor, Inc. 2018 Stock and Annual Incentive Plan		10-Q	001-35362	10.1	8/1/18
10.5+	Tripadvisor, Inc. Deferred Compensation Plan for Non-Employee Directors		S-8	333-178637	4.6	12/20/11
10.6	Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013		10-Q	001-35362	10.1	7/24/13
10.7	Guaranty dated June 20, 2013 by Tripadvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord		10-Q	001-35362	10.2	7/24/13
10.8+	Employment Agreement between Tripadvisor LLC and Seth Kalvert, effective as of May 19, 2016		8-K	001-35362	10.1	5/23/16
10.9+	Amendment to Employment Agreement between Tripadvisor LLC and Seth Kalvert, dated as of February 19, 2018		10-K	001-35362	10.8	2/21/18
10.10+	Employment Agreement between Tripadvisor LLC and Stephen Kaufer, effective as of March 31, 2014		10-Q	001-35362	10.3	5/6/14
10.11+	Amendment to Employment Agreement between Tripadvisor LLC and Stephen Kaufer, effective as of November 28, 2017		10-K	001-35362	10.10	2/21/18

10.12+	Amended and Restated Option Agreement dated June 5, 2017 between Stephen Kaufer and Tripadvisor, Inc.	8-K	001-35362	10.1	6/8/17
10.13+	Stock Option Agreement (time-based) between Stephen Kaufer and Tripadvisor, Inc. dated November 28, 2017	10-K	001-35362	10.12	2/21/18
10.14+	RSU Agreement (time-based) between Stephen Kaufer and Tripadvisor, Inc. dated November 28, 2017	10-K	001-35362	10.13	2/21/18
10.15+	RSU Agreement (performance based (market)) between Stephen Kaufer and Tripadvisor, Inc. dated November 28, 2017	10-K	001-35362	10.14	2/21/18
10.16+	RSU Agreement (performance based (financial and strategic)) between Stephen Kaufer and Tripadvisor, Inc. dated November 28, 2017	10-K	001-35362	10.15	2/21/18
10.17+	Viator, Inc. 2010 Stock Incentive Plan	S-8	333-198726	99.1	9/12/14
10.19	Credit Agreement dated as of June 26, 2015 by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC, JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; Morgan Stanley Bank, N.A.; Bank of America, N.A.; BNP Paribas; SunTrust Bank; Wells Fargo Bank, National Association; Royal Bank of Canada; Barclays Bank PLC; U.S. Bank National Association; Citibank, N.A.; The Bank of Tokyo-Mitsubishi UFJ, Ltd.; Goldman Sachs Bank USA; and Deutsche Bank AG New York Branch	8-K	001-35362	10.1	6/30/15
10.20	First Amendment, dated as of May 12, 2017, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC and other Subsidiary Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P.Morgan Europe Limited, as London Agent	8-K	001-35362	10.1	5/15/17
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

			8-K	001-35362	10.1	12/22/20
10.23+	Employment Agreement, dated as of October 6, 2015, between Tripadvisor, LLC and Ernst Teunissen		8-K	001-35362	10.1	10/8/15
10.24+	Amendment to Employment Agreement, dated as of November 28, 2017, between Tripadvisor, LLC and Ernst Teunissen		10-K	001-35362	10.21	2/21/18
10.25+	Second Amendment to Employment Agreement, dated as of May 8, 2020, between Tripadvisor, LLC and Ernst Teunissen		10-Q	001-35362	10.9	5/8/20
10.26+	Executive Severance Plan and Summary Plan Description		10-Q	001-35362	10.4	8/8/17
10.27	Form of Tripadvisor Media Group Master Advertising Insertion Order		10-K	001-35362	10.23	2/21/18
10.28+	Form of Option Agreement (Domestic)		10-Q	001-35362	10.1	5/8/18
10.29+	Form of Option Agreement (International)		10-Q	001-35362	10.2	5/8/18
10.30+	Form of Restricted Stock Unit Agreement (Domestic)		10-Q	001-35362	10.3	5/8/18
10.31+	Form of Restricted Stock Unit Agreement (International)		10-Q	001-35362	10.4	5/8/18
10.32+	Form of Restricted Stock Unit Agreement (French)		10-Q	001-35362	10.5	5/8/18
10.35+	Form of Restricted Stock Unit Agreement (Non-Employee Directors)		10-Q	001-35362	10.2	8/1/18
10.36	Governance Agreement dated as of November 6, 2019 between Tripadvisor, Inc. and Trip.com Group Limited		8-K	001-35362	10.1	11/6/19
10.37+	Amendment No. 1 to 2018 Stock and Annual Incentive Plan		8-K	001-35362	10.1	8/5/21
10.38+	Employment Agreement, dated as of March 29, 2021 between Tripadvisor, LLC and Seth Kalvert		10-Q	001-35362	10.7	5/6/21
10.39+	Offer Letter, dated as of September 14, 2018, between Tripadvisor, LLC and Lindsay Nelson		10-Q	001-35362	10.8	5/6/21
10.40+	Offer Letter, dated as of February 13, 2019, between Tripadvisor, LLC and Kanika Soni		10-K	001-35362	10.9	5/6/21
10.41	Form of Capped Call Confirmation		8-K	001-35362	10.1	3/25/21
21.1	Subsidiaries of the Registrant	X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included in signature page)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+ Indicates a management contract or a compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

TRIPADVISOR, INC.
	By:	/s/ STEPHEN KAUFER
February 18, 2022		Stephen Kaufer Chief Executive Officer and President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 18, 2022.

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