Form 10-Q
period 2022-03-31
TripAdvisor, Inc.
filed 2022-05-04
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding Shares at April 28, 2022
Common Stock, $0.001 par value per share	126,819,417 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended March 31,
	2022	2021
Revenue (Note 3)	$262	$123

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization as shown separately below)	22	12
Selling and marketing (1)	141	73
Technology and content (1)	54	55
General and administrative (1)	40	38
Depreciation and amortization	25	29
Total costs and expenses	282	207
Operating income (loss)	(20)	(84)
Other income (expense):
Interest expense	(12)	(11)
Interest income and other, net	(1)	(1)
Total other income (expense), net	(13)	(12)
Income (loss) before income taxes	(33)	(96)
(Provision) benefit for income taxes (Note 7)	(1)	16
Net income (loss)	$(34)	$(80)

Earnings (loss) per share attributable to common stockholders (Note 11):
Basic	$(0.24)	$(0.59)
Diluted	$(0.24)	$(0.59)
Weighted average common shares outstanding (Note 11):
Basic	139	136
Diluted	139	136

(1) Includes stock-based compensation expense as follows (Note 9):
Selling and marketing	$3	$4
Technology and content	$9	$12
General and administrative	$10	$13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three months ended
	March 31,
	2022	2021
Net income (loss)	$(34)	$(80)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	(4)	(12)
Total other comprehensive income (loss), net of tax	(4)	(12)
Comprehensive income (loss)	$(38)	$(92)

(1) Deferred income tax liabilities related to these amounts are not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$781	$723
Accounts receivable and contract assets, net of allowance for credit losses of $29 and $28, respectively (Note 3)	180	142
Income taxes receivable (Note 7)	49	49
Prepaid expenses and other current assets	33	26
Total current assets	1,043	940
Property and equipment, net of accumulated depreciation of $481 and $460, respectively	209	215
Operating lease right-of-use assets	39	42
Intangible assets, net of accumulated amortization of $204 and $202, respectively	62	65
Goodwill	839	843
Non-marketable investments (Note 4)	36	36
Deferred income taxes, net	54	54
Other long-term assets, net of allowance for credit losses of $10 and $10, respectively	90	94
TOTAL ASSETS	$2,372	$2,289

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12	$27
Deferred merchant payables	197	113
Deferred revenue (Note 3)	59	36
Accrued expenses and other current liabilities (Note 5)	199	181
Total current liabilities	467	357
Long-term debt (Note 6)	834	833
Finance lease obligation, net of current portion	63	65
Operating lease liabilities, net of current portion	25	29
Deferred income taxes, net	1	1
Other long-term liabilities	215	215
Total Liabilities	1,605	1,500

Commitments and contingencies (Note 8)
Stockholders’ equity: (Note 10)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 145,636,700 and 144,656,649, respectively
Shares outstanding: 126,792,086 and 125,812,035, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,342	1,326
Retained earnings	207	241
Accumulated other comprehensive income (loss)	(60)	(56)
Treasury stock-common stock, at cost, 18,844,614 and 18,844,614 shares, respectively	(722)	(722)
Total Stockholders’ Equity	767	789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,372	$2,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended March 31, 2022
							Accumulated
			Class B		Additional		other
	Common stock		common stock		paid-in	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2021	144,656,649	$—	12,799,999	$—	$1,326	$241	$(56)	(18,844,614)	$(722)	$789
Net income (loss)						(34)				(34)
Other comprehensive income (loss), net of tax							(4)			(4)
Issuance of common stock related to exercises of options and vesting of RSUs	980,051	—			—					—
Withholding taxes on net share settlements of equity awards					(8)					(8)
Stock-based compensation					24					24
Balance as of March 31, 2022	145,636,700	$—	12,799,999	$—	$1,342	$207	$(60)	(18,844,614)	$(722)	$767

	Three months ended March 31, 2021
							Accumulated
			Class B		Additional		other
	Common stock		common stock		paid-in	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2020	140,775,221	$—	12,799,999	$—	$1,253	$389	$(34)	(18,844,614)	$(722)	$886
Net income (loss)						(80)				(80)
Other comprehensive income (loss), net of tax							(12)			(12)
Issuance of common stock related to exercises of options and vesting of RSUs	2,139,630	—			7					7
Purchase of capped calls, net of tax of $9 million (Note 6)					(26)					(26)
Withholding taxes on net share settlements of equity awards					(23)					(23)
Stock-based compensation					33					33
Balance as of March 31, 2021	142,914,851	$—	12,799,999	$—	$1,244	$309	$(46)	(18,844,614)	$(722)	$785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended March 31,
	2022	2021
Operating activities:
Net income (loss)	$(34)	$(80)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25	29
Stock-based compensation expense (Note 9)	22	29
Deferred income tax expense (benefit)	—	(22)
Provision for expected credit losses	1	2
Other, net	3	4
Changes in operating assets and liabilities, net:
Accounts receivable and contract assets, prepaid expenses and other assets	(45)	(21)
Accounts payable, accrued expenses and other liabilities	3	(11)
Deferred merchant payables	86	36
Income tax receivables/payables, net	1	6
Deferred revenue	24	9
Net cash provided by (used in) operating activities	86	(19)

Investing activities:
Capital expenditures, including capitalized website development	(14)	(10)
Net cash provided by (used in) investing activities	(14)	(10)

Financing activities:
Proceeds from issuance of 2026 Senior Notes, net of financing costs (Note 6)	—	340
Purchase of capped calls in connection with 2026 Senior Notes (Note 6)	—	(35)
Proceeds from exercise of stock options	—	7
Payment of withholding taxes on net share settlements of equity awards	(8)	(23)
Payments of finance lease obligation and other financing activities, net	(2)	(2)
Net cash provided by (used in) financing activities	(10)	287
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	58	256
Cash, cash equivalents and restricted cash at beginning of period	723	418
Cash, cash equivalents and restricted cash at end of period	$781	$674

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

In 2000, under our flagship brand Tripadvisor, we launched www.Tripadvisor.com in the U.S. Since then, we have built a portfolio of travel guidance brands and businesses, seamlessly connecting travelers to destinations, accommodations, travel activities and experiences, and restaurants in over 40 markets worldwide.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. We prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation, none of which were material to the presentation of the accompanying unaudited condensed consolidated financial statements. Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, previously filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

As of March 31, 2022, Liberty Tripadvisor Holdings, Inc. (“LTRIP”) beneficially owned approximately 16.4 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 13.0% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21.0% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing nearly 57.0% of our voting power. We had no related party transactions with LTRIP during the three months ended March 31, 2022 and 2021, respectively.

Risks and Uncertainties

We continue to be subject to risks and uncertainties as a result of the COVID-19 pandemic. The timing of widespread vaccine distributions, efficacy against any future or existing variants (e.g., Delta and Omicron) of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, the extent and effectiveness of containment actions taken, and whether consumers' demand for travel and hospitality services continue to be negatively impacted remain uncertain. We do not know the future path or potential rate of global or regional COVID-19 resurgences, including existing COVID-19 variants (e.g., Delta and Omicron) or future variants, if any, nor do we have visibility into when remaining or reinstated restrictions will be lifted, and where additional restrictions may be implemented or reinstated in the future due to resurgence of the virus. Correspondingly, we still do not have forward-looking visibility into the long-term impacts related to consumer demand for travel, usage patterns on our platform, and travel behavior patterns when all travel bans and other government restrictions and mandates are fully lifted.

Therefore, the continuing extent of the impact of the COVID-19 pandemic on our business, results of operations, liquidity and financial condition remains uncertain, and is dependent on future developments that cannot be accurately predicted at this time. We continue to believe the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”), and our financial results, will continue to be adversely and materially affected if any new variants emerge and lingering travel bans and other government restrictions and mandates continue to remain in place or be reinstated, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

Accounting Estimates

We use estimates and assumptions in the preparation of our unaudited condensed consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our unaudited condensed consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our unaudited condensed consolidated financial statements is accounting for income taxes. The COVID-19 pandemic has created significant uncertainty in macroeconomic conditions, which may cause further business disruptions and continue to adversely and materially impact our results of operations. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

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

Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, although consumer travel demand generally remained materially lower than historic levels due to the impact of COVID-19 on our business, these trends improved during 2021, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends, which has continued during the three months ended March 31, 2022. However, it is difficult to predict the seasonality for the upcoming quarters, given the sustained uncertainty related to the continued economic impact of the COVID-19 pandemic and/or potential resurgences, and the pace of continued recovery in our key markets.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our accounting policies since December 31, 2021, as described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

(2) Identification of the performance obligations in the contract

(3) Determination of the transaction price

(4) Allocation of the transaction price to the performance obligations in the contract

(5) Recognition of revenue when, or as, we satisfy a performance obligation

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or a bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the three months ended March 31, 2022 and 2021, respectively, related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing.

The application of our revenue recognition policies and a description of our principal activities, organized by segment, from which we generate our revenue, are presented below.

Hotels, Media & Platform Segment

Tripadvisor-branded Hotels Revenue. Our largest source of Hotels, Media & Platform segment revenue is generated from click-based advertising on Tripadvisor-branded websites, or hotel auction revenue, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly online travel agencies ("OTAs") and hotels. Click-based advertising is generally priced on a cost-per-click (“CPC”), basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, where our travel partner CPC bids for rates and availability to be listed on our platform are submitted. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on the link to that travel partner’s websites. Bids can be submitted periodically – as often as daily – on a property-by-property basis. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service. We also generate revenue from our cost-per-action (“CPA”) model, which consists of contextually-relevant booking links to our travel partners’ websites which are advertised on our platform. We earn a commission from our travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers and we act as an agent under ASC 606 – Revenue from Contracts with Customers (“ASC 606”). Our performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as we have no post-booking service obligations. We recognize this revenue net of an estimate of the impact of cancellations, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay. CPA revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

In addition, we offer hotel business to business (“B2B”) solutions, including subscription-based advertising to hotels, owners of B&Bs and other specialty lodging properties. Our performance obligation is generally to enable subscribers to advertise their businesses on our platform, as well as to manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period. Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue initially on our unaudited condensed consolidated balance sheet for the amount of prepayment in excess of revenue recognized, until the performance obligation is satisfied. To a lesser extent, we offer travel partners the opportunity to advertise and promote their business through hotel sponsored placements on our platform. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that our travel partners pay are generally based on bids submitted as part of an auction by our travel partners. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on a link to our travel partner’s websites. Bids may be submitted periodically – as often as daily – on a property-by-property basis. We record this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as our performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

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

We collect payment from the customer prior to the experience occurring, which includes both our commission and the amount due to the operator. We record our commissions as deferred revenue on our unaudited condensed consolidated balance sheet when payment is received, including amounts which are refundable subject to cancellation, until the experience occurs when revenue is recognized. The amount due to the operator is recorded as deferred merchant payables on our unaudited condensed consolidated balance sheet until completion of the experience when payment is made to the operator.

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

We also provide information and services for consumers to research and book restaurant reservations in popular travel destinations through our dedicated online restaurant reservations offering, TheFork, and on our Tripadvisor-branded websites and mobile apps. We primarily generate transaction fees (or per seated diner fees) that are paid by our restaurant customers for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by our restaurant customers. We invoice restaurants monthly for transaction fees. To a lesser extent, we also generate subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services, marketing analytic tools, and menu syndication services provided by TheFork and Tripadvisor. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription fees are generally billable in advance of service. When prepayments are received, we recognize deferred revenue initially on our unaudited condensed consolidated balance sheet, for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied. In addition, we also offer restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on our platform. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of consumers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for media advertising placements that our restaurant partners pay are based on a pre-determined contractual rate. We record this click-based advertising revenue as the click occurs and diner leads are sent to the restaurant partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our restaurant partners on a monthly basis consistent with the timing of the service.

Other

We provide information and services that allow travelers to research and book vacation and short-term rental properties, including full homes, condominiums, villas, beach properties, cabins and cottages. Our Rentals offering primarily generates revenue by offering individual property owners and managers the ability to list their properties on our platform thereby connecting with travelers through a free-to-list, commission-based option. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, and on our Tripadvisor-branded websites and mobile apps. We earn commissions associated with rental transactions through our free-to-list model from both the traveler, and the property owner or manager. We provide post-booking service to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. We act as an agent, under ASC 606, in the transactions as we do not control any properties before the property owner provides the accommodation to the traveler and do not have inventory risk. We generally collect payment from the traveler at the time of booking, representing the amount due to the property owner or manager, as well as our commission. That portion of the payment representing our commission is recorded as deferred revenue on our unaudited condensed consolidated balance sheet until revenue is recognized, and that portion of the payment representing the amount due to the property owner is recorded as deferred merchant payables on our unaudited condensed consolidated balance sheet until payment is made to the property owner after the completion of the rental.

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

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 12: Segment Information,” our business consists of two reportable segments – (1) Hotels, Media & Platform; and (2) Experiences & Dining. Other consists of a combination of business units and does not constitute a reportable segment.

A reconciliation of disaggregated revenue to segment revenue is also included below:

	Three months ended March 31,
	2022	2021
Major products/revenue sources (1):	(in millions)
Hotels, Media & Platform
Tripadvisor-branded hotels	$136	$74
Tripadvisor-branded display and platform	24	14
Total Hotels, Media & Platform	160	88

Experiences & Dining	92	28
Other	10	7
Total Revenue	$262	$123
(1)
Our revenue is recognized primarily at a point in time for all reported segments.

The following table provides information about the opening and closing balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers (in millions):

	March 31, 2022	December 31, 2021
Accounts receivable	132	105
Contract assets	48	37
Total	$180	$142

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. Our contract assets increased during the first quarter of 2022, as a result of the ongoing recovery of consumer travel demand, and increased utilization of our CPA model by travel partners.

Contract liabilities generally include payments received in advance of performance under the contract and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet. As of January 1, 2022 and 2021, we had $36 million and $28 million, respectively, recorded as deferred revenue on our unaudited condensed consolidated balance sheets, of which $18 million and $11 million, respectively, was recognized in revenue and $2 million was refunded due to cancellations by travelers during both the three months ended March 31, 2022 and 2021, respectively. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

There were no significant changes in contract assets or deferred revenue during both the three months ended March 31, 2022 and 2021, respectively, related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic resurges, or new variants emerge, we may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations and tour bookings, which have been reserved by travelers and recorded as deferred revenue on our unaudited condensed consolidated balance sheet as of March 31, 2022.

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

Cash, Cash Equivalents and Marketable Securities

As of March 31, 2022, we had $781 million of cash and cash equivalents, which consisted of available on demand cash deposits and term deposits with maturities of 90 days or less at the date of purchase, respectively, in major global financial institutions. As of December 31, 2021, we had $723 million of cash and cash equivalents, which consisted of available on demand cash deposits in major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of March 31, 2022 and December 31, 2021, respectively, and there were no purchases or sales of any marketable securities during and for the three months ended March 31, 2022 and 2021.

The following table shows our cash equivalents that are measured at fair value on a recurring basis and were categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheet as of March 31, 2022 (in millions):

	Amortized Cost	Fair Value (1)	Cash Equivalents
Level 2:
Term deposits	$160	$160	$160
Total	$160	$160	$160
(1)
Unrealized gains and losses related to our cash equivalents were not material.

We had no material financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2021.

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

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows primarily for the Euro versus the U.S. Dollar. For the three months ended March 31, 2022 and 2021, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts are carried at fair value on our unaudited condensed consolidated balance sheets at March 31, 2022 and December 31, 2021. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statement of operations, which was not material during both the three months ended March 31, 2022 and 2021, respectively.

The following table shows the net notional principal amounts of our outstanding derivative instruments as of the periods presented:

	March 31, 2022	December 31, 2021
	(in millions)
Foreign currency exchange-forward contracts (1)(2)	$22	$9
(1)
Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.
(2)
The fair value of our outstanding derivatives as of March 31, 2022 and December 31, 2021, respectively, was not material. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the unaudited condensed consolidated balance sheet.

Counterparties to our outstanding forward contracts consist of major global financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We were not entered into any cash flow, fair value or net investment hedges as of March 31, 2022 or December 31, 2021.

Other Financial Assets and Liabilities

As of March 31, 2022 and December 31, 2021, financial instruments not measured at fair value on a recurring basis including accounts payable, accrued expenses and other current liabilities, and deferred merchant bookings, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable and contract assets, on our unaudited condensed consolidated balance sheets, as well as certain other financial assets, were measured at amortized cost and are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected.

The following table shows the aggregate principal and fair value amount of our outstanding 2025 Senior Notes and 2026 Senior Notes as of the periods presented, which are classified as long-term debt on our unaudited condensed consolidated balance sheets and considered Level 2 fair value measurements. Refer to “Note 6: Debt” for additional information on our 2025 Senior Notes and 2026 Senior Notes.

	March 31, 2022	December 31, 2021
	(in millions)
2025 Senior Notes
Aggregate principal amount	$500	$500
Carrying value amount (1)	494	493
Fair value amount (2)	516	531

2026 Senior Notes
Aggregate principal amount	$345	$345
Carrying value amount (3)	340	340
Fair value amount (2)	293	305
(1)
Net of $6 million and $7 million of unamortized debt issuance costs as of March 31, 2022 and December 31, 2021, respectively.
(2)
We estimate the fair value of our outstanding 2025 Senior Notes and 2026 Senior Notes based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.
(3)
Net of $5 million in unamortized debt issuance costs as of both March 31, 2022 and December 31, 2021, respectively.

Risks and Concentrations

In addition to the risk we face from COVID-19, which is discussed in “Note 1: Business Description and Basis of Presentation”, our business is subject to certain financial risks and concentrations, including concentration related to dependence on our relationships with our customers. For the year ended December 31, 2021, our two most significant travel partners, Expedia Group, Inc. (and its subsidiaries) and Booking Holdings, Inc. (and its subsidiaries), each of which accounted for 10% or more of our consolidated revenue and together accounted for approximately 34% of our consolidated revenue, with nearly all of this revenue concentrated in our Hotels, Media & Platform segment.

Financial instruments, which potentially subject us to concentration of credit risk, generally consist, at any point in time; of cash and cash equivalents, corporate debt securities, forward contracts, capped calls, and accounts receivable. We maintain some cash balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash is generally composed of available on demand bank deposits or term deposits with major global financial institutions primarily denominated in U.S. dollars, Euros, British pounds, and Australian dollars. We invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Forward contracts and capped calls are transacted with major international financial institutions with high credit standings. Forward contracts, which to date, have typically had maturities of less than 90 days, also mitigates risk. Our overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd, which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $34 million as of both March 31, 2022 and December 31, 2021, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During the three months ended March 31, 2022, our share of the investee’s net loss recorded in other income (expenses), net within the unaudited condensed consolidated statement of operations, was not material. During the three months ended March 31, 2021, we recognized $1 million, representing our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statement of operations. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During both the three months ended March 31, 2022 and 2021, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related-party transactions, and were not material during both the three months ended March 31, 2022 and 2021.

Other Long-Term Assets

The Company holds collateralized notes (the “Notes Receivable”) issued by a privately held company with a total principal amount of $20 million. The Company has classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due in 5 years and the remaining 50% due in 10 years from issuance date. As of both March 31, 2022 and December 31, 2021, the carrying value of the Notes Receivable was $9 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our unaudited condensed consolidated balance sheets at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	March 31, 2022	December 31, 2021
	(in millions)
Accrued employee salary, bonus, and related benefits	$41	$58
Accrued marketing costs	65	27
Interest payable (1)	8	16
Current income taxes payable	2	3
Finance lease liabilities - current portion	6	6
Operating lease liabilities - current portion	19	20
Other	58	51
Total	$199	$181

(1)
Amount relates primarily to unpaid interest accrued on our 2025 Senior Notes. Refer to “Note 6: Debt” for further information.

NOTE 6: DEBT

The Company’s outstanding debt consisted of the following for the periods presented:

March 31, 2022	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(6)	$494
2026 Senior Notes	345	(5)	340
Total Long-Term Debt	$845	$(11)	$834

December 31, 2021	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(7)	$493
2026 Senior Notes	345	(5)	340
Total Long-Term Debt	$845	$(12)	$833

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

As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Credit Facility and had issued $3 million of undrawn standby letters of credit under the Credit Facility. For both the three months ended March 31, 2022 and 2021, we recorded total interest expense and commitment fees on our Credit Facility of $1 million to interest expense on our unaudited condensed consolidated statements of operations.

We amended the Credit Facility during 2020 to, among other things; suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020, replacing it with a minimum liquidity covenant through June 30, 2021 (requiring the Company to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity), until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of the Company, at which time the leverage ratio covenant will be reinstated (the “Leverage Covenant Holiday”).

The Company remained in the Leverage Covenant Holiday as of March 31, 2022. Based on the Company’s existing leverage ratio, any outstanding or future borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.25% (“Eurocurrency Spread”) with a London Inter-Bank Offered Rate (“LIBOR”) floor of 1.00% per annum; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”). In addition, based on the Company’s existing leverage ratio, we are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.50%, which was 0.20% as of March 31, 2022, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and in connection with the issuance of letters of credit.

There is no specific repayment date prior to the maturity date for any borrowings under the Credit Agreement. We may voluntarily repay any outstanding borrowing under the Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The Credit Agreement contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Credit Agreement also limits the Company from repurchasing shares of its common stock and paying dividends, among other restrictions, during the Leverage Covenant Holiday. In addition, to secure the obligations under the Credit Agreement, the Company and certain subsidiaries have granted security interests and liens in and on substantially all of their assets as well as pledged shares of certain of the Company’s subsidiaries. The Credit Agreement also contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the Credit Facility. As of March 31, 2022 and December 31, 2021, we were in compliance with our covenants.

2025 Senior Notes

On July 9, 2020, the Company completed the sale of $500 million aggregate principal amount of 7.0% Senior Notes due 2025 (the “2025 Senior Notes”), pursuant to a purchase agreement, dated July 7, 2020, among the Company, the guarantors party thereto and the initial purchasers party thereto in a private offering to qualified institutional buyers. The 2025 Senior Notes were issued pursuant to an indenture, dated July 9, 2020 (the “2025 Indenture”), among the Company, the guarantors and the trustee. The 2025 Indenture provides, among other things, that interest is payable on the 2025 Senior Notes semiannually on January 15 and July 15 of each year, which began on January 15, 2021, and continue until their maturity date of July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.

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

As of March 31, 2022 and December 31, 2021, unpaid interest on our 2025 Senior Notes totaled approximately $7 million and $16 million, respectively, and is included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheet, and $9 million and $8 million was recorded as interest expense on our unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

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

2026 Senior Notes

On March 25, 2021, we entered into a purchase agreement for the sale of $300 million aggregate principal amount of 0.25% Convertible 2026 Senior Notes due 2026 (the “2026 Senior Notes”) in a private offering to qualified institutional buyers. The 2026 Senior Notes included of an over-allotment option that provided the initial purchasers of the 2026 Senior Notes with the option to purchase an additional $45 million aggregate principal amount of the 2026 Senior Notes; such over-allotment option was fully exercised. In connection with the issuance of the 2026 Senior Notes, the Company entered into an Indenture, dated March 25, 2021 (the “2026 Indenture”), among the Company, the guarantors party thereto and the trustee. The terms of the 2026 Senior Notes are governed by the 2026 Indenture. The 2026 Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Senior Notes are senior unsecured obligations of the Company, although guaranteed by certain of the Company’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year, which began on October 1, 2021. As of March 31, 2022 and December 31 2021, unpaid interest on our 2026 Senior Notes was not material.

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

The Company accounts for the 2026 Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2026 Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount, and the Company used a portion of the proceeds from the 2026 Senior Notes to enter into capped call transactions, as discussed below. The Company intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of our 2025 Senior Notes prior to maturity. The debt issuance costs will be amortized over the remaining term of the 2026 Senior Notes, using the effective interest rate method, and recorded to interest expense on our unaudited condensed consolidated statements of operations. During the three months ended March 31, 2022 and 2021, our effective interest rate, including the debt issuance costs, was 0.52 % and 0.60%, respectively, and total interest expense on our 2026 Senior Notes was not material in any period.

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

The Capped Calls are considered indexed to our own stock and are considered equity classified under GAAP, and included as a reduction to additional paid-in-capital within stockholders’ equity on the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period. In addition, we recorded a deferred tax asset of $9 million associated with the Capped Calls on our unaudited condensed consolidated balance sheet during the three months ended March 31, 2021, as we made an income tax election allowable under Internal Revenue Service (the “IRS”) regulations in order to recover the cost of the Capped Calls as interest expense for income tax purposes only over the term of the 2026 Senior Notes.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act made tax law changes to provide financial relief to companies as a result of the business impacts of COVID-19. Key income tax provisions of the CARES Act include changes in net operating losses (“NOL”) carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allowed the Company to carryback our U.S. federal NOLs incurred in 2020, generating an expected U.S. federal tax benefit of $76 million, of which we expected $48 million to be refunded. This refund is recorded in income taxes receivable on our unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. In April 2022, we received the entire $48 million of this refund.

In addition, certain governments have passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, wage tax relief or other financial aid. Some of these governments have extended or are considering extending these programs. We have participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as programs in other jurisdictions'. In addition, in certain countries, such as within the European Union, Singapore, Australia, and other jurisdictions, we are also participating in programs where government assistance is in the form of wage subsidies and reductions in wage-related employer taxes paid by us. During the three months ended March 31, 2022, government grants and other assistance benefits recognized were not material, while we recognized $3 million in benefits during the three months ended March 31, 2021. These amounts are not income tax related and were recorded as a reduction of personnel and overhead costs in the unaudited condensed consolidated statements of operations.

We had an income tax provision of $1 million and an income tax benefit of $16 million for the three months ended March 31, 2022 and 2021, respectively. The change in our income taxes during the three months ended March 31, 2022, when compared to the same period in 2021, was primarily due to a decrease in pretax losses recognized as of March 31, 2022.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of March 31, 2022, we had an accrued interest liability of $40 million and no penalties have been accrued.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011, 2012 through 2016, and 2018 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of March 31, 2022, no material assessments have resulted, except as noted below regarding our 2009, 2010, and

2011 IRS audit with Expedia, our 2012 through 2016 standalone IRS audit, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of our standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years; and in August 2020, we received Notices of Proposed Adjustment from the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $100 million to $110 million at the close of the audit if the IRS prevails, which includes $20 million to $30 million related to the 2009 through 2011 pre Spin-Off tax years. The estimated range takes into consideration competent authority relief and transition tax regulations, and is exclusive of deferred tax consequences and interest expense, which would be significant. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2016 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for tax years 2009 through 2016. We expect the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future. Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all open subsequent years.

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

NOTE 8: COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, there have been no material changes to our commitments and contingencies since December 31, 2021. Refer to “Note 13: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Legal Proceedings

In the ordinary course of business, we are party to legal, regulatory and administrative matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving intellectual property rights (including privacy, alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer protection matters), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. We record the estimated loss in our consolidated statements of operations when (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us. All legal fees incurred by the Company related to any regulatory and legal matters are expensed in the period incurred.

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

NOTE 9: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and RSUs, on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended
	March 31,
	2022	2021
	(in millions)
Selling and marketing	$3	$4
Technology and content	9	12
General and administrative	10	13
Total stock-based compensation	22	29
Income tax benefit from stock-based compensation	(4)	(5)
Total stock-based compensation, net of tax effect	$18	$24

We capitalized $2 million and $3 million of stock-based compensation expense as website development costs during the three months ended March 31, 2022 and 2021, respectively.

Stock-Based Award Activity and Valuation

2022 Stock Option Activity

A summary of our stock option activity, consisting primarily of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2021	5,671	$47.03
Granted	23	27.03
Exercised (1)	(7)	24.50
Cancelled or expired	(327)	54.01
Options outstanding at March 31, 2022	5,360	$46.55	4.8	$1
Exercisable as of March 31, 2022	3,976	$49.82	3.7	$1
Vested and expected to vest after March 31, 2022 (2)	5,360	$46.55	4.8	$1
(1)
Inclusive of approximately 4,000 stock options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Stock and Annual Incentive Plan (the “2018 Plan”) and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.
(2)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of March 31, 2022 was $27.12. The total intrinsic value of stock options exercised for the three months ended March 31, 2022 was not material, and for the three months ended March 31, 2021 was $8 million.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended
	March 31,
	2022	2021
Risk free interest rate	1.53%	0.65%
Expected term (in years)	5.15	5.33
Expected volatility	50.32%	49.69%
Expected dividend yield	— %	— %
Weighted-average grant date fair value	$12.26	$20.35

Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of stock options vested was $6 million and $8 million for the three months ended March 31, 2022 and 2021, respectively.

2022 RSU Activity

A summary of our activity with respect to restricted stock units (“RSUs”), consisting primarily of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2021	5,786	$36.82
Granted	4,829	27.24
Vested and released (1)	(1,272)	41.56
Cancelled	(401)	36.61
Unvested RSUs outstanding as of March 31, 2022 (2)	8,942	$30.98	$243
(1)
Inclusive of approximately 295,000 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.
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

A summary of our activity related to market-based RSUs (“MSUs”), is presented below:

		Weighted
		Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2021	120	$28.15
Cancelled	(35)	28.15
Unvested MSUs outstanding as of March 31, 2022 (1)	85	$28.15	$2

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

Total current income tax benefits associated with the exercise or settlement of Tripadvisor stock-based awards held by our employees was $2 million and $9 million during the three months ended March 31, 2022 and 2021, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at March 31, 2022 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs/MSUs
Unrecognized compensation expense	$13	$233
Weighted average period remaining (in years)	2.3	3.2

NOTE 10: STOCKHOLDERS’ EQUITY

On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million. This share repurchase program has no expiration date but may be suspended or terminated by our Board of Directors at any time. During the three months ended March 31, 2022 and 2021, respectively, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. As of March 31, 2022 and December 31, 2021, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program and 18,844,614 shares of the Company’s common stock held in treasury with an aggregate cost of $722 million.

Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program discussed above in compliance with applicable legal requirements. While the Board of Directors has not suspended or terminated the share repurchase program, the terms of the Credit Agreement currently limit the Company from engaging in share repurchases during the Leverage Covenant Holiday and the terms of our 2025 Indenture also imposes certain limitations and restrictions on share repurchases. Refer to “Note 6: Debt” for further information about our Credit Facility and our 2025 Indenture.

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

In periods of net income, shares of our common stock subject to the potential conversion of the 2026 Senior Notes outstanding during the period is also included in our weighted average number of shares outstanding used to calculate Diluted EPS using the if-converted method under GAAP, as share settlement is presumed. The Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of March 31, 2022 and 2021, the market price of a share of our common stock did not exceed the $107.36 cap price.

In periods of a net loss, common equivalent shares are excluded from the calculation of Diluted EPS as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the three months ended March 31, 2022 and 2021, respectively, Diluted EPS is the same as Basic EPS, since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended March 31,
	2022	2021
Numerator:
Net income (loss)	$(34)	$(80)
Denominator:
Weighted average shares used to compute Basic EPS	139,092	135,746
Weighted average effect of dilutive securities:
Stock options	—	—
RSUs/MSUs	—	—
2026 Senior Notes (Note 6)	—	—
Weighted average shares used to compute Diluted EPS	139,092	135,746
Basic EPS	$(0.24)	$(0.59)
Diluted EPS	$(0.24)	$(0.59)

Potential common shares, consisting of outstanding stock options, RSUs, MSUs, and those issuable under the 2026 Senior Notes, totaling approximately 19.0 million shares and 17.8 million shares for the three months ended March 31, 2022 and 2021, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares from certain performance-based awards of approximately 0.1 million shares for the three months ended March 31, 2022 and 2021, respectively, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

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

The following tables present our segment information for the three months ended March 31, 2022 and 2021 and includes a reconciliation of Adjusted EBITDA to Net Income (Loss). We record depreciation and amortization, stock-based compensation and other stock-settled obligations, goodwill, intangible asset and other long-lived asset impairments, legal reserves and settlements, restructuring and other related reorganization costs, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in corporate and unallocated. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM. Intersegment revenue is not material and is included and eliminated in Other.

	Three months ended March 31, 2022
	Hotels, Media & Platform (1)	Experiences & Dining	Other	Corporate and Unallocated	Total
	(in millions)
Revenue	$160	$92	$10	$—	$262
Adjusted EBITDA	46	(22)	3	—	27
Depreciation and amortization				(25)	(25)
Stock-based compensation				(22)	(22)
Operating income (loss)					(20)
Other income (expense), net					(13)
Income (loss) before income taxes					(33)
(Provision) benefit for income taxes					(1)
Net income (loss)					(34)

	Three months ended March 31, 2021
	Hotels, Media & Platform (1)	Experiences & Dining	Other	Corporate and Unallocated	Total
	(in millions)
Revenue	$88	$28	$7	$—	$123
Adjusted EBITDA	(3)	(24)	1	—	(26)
Depreciation and amortization				(29)	(29)
Stock-based compensation				(29)	(29)
Operating income (loss)					(84)
Other income (expense), net					(12)
Income (loss) before income taxes					(96)
(Provision) benefit for income taxes					16
Net income (loss)					(80)
(1)
Includes allocated corporate general and administrative costs of $19 million and $16 million for the three months ended March 31, 2022 and 2021, respectively, and Tripadvisor-branded advertising expenses of $1 million for both the three months ended March 31, 2022 and 2021, respectively.

Customer Concentrations

Refer to “Note 4: Financial Instruments and Fair Value Measurements” under the section entitled “Risks and Concentrations” for information regarding our major customer concentrations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Our Long-Term Growth Strategy

The global travel market (which excludes dining) is expected to reach $1.4 trillion of bookings in 2024, according to Phocuswright, an independent travel, tourism and hospitality research firm. Given we have the world’s largest travel audience, we believe that Tripadvisor’s influence in the travel ecosystem is significant. Our long-term growth strategy aims to increase consumer engagement on our platform and drive profitable growth through:

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

COVID-19

The COVID-19 pandemic has caused a significant negative impact on the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”), and consequently has adversely and materially affected our business, results of operations, liquidity and financial condition since early 2020, continuing, albeit, at a lessening degree and unevenly at times, throughout 2021 and through the three months ended March 31, 2022. Among other impacts, COVID-19 has negatively impacted global consumer travel demand and consumers’ ability to travel and take part in other travel, leisure, and dining activities at varying degrees during this time period, and at various times causing many of our travel partners to operate at significantly reduced and/or intermittent service levels during this timeframe.

Traffic trends on our platform, a leading indicator of consumer travel demand have improved substantially since the trough of significant declines seen in the second half of March 2020 and throughout April 2020. By means of showing a comparison to a pre-COVID-19 timeframe, average monthly unique users on Tripadvisor-branded websites during the first quarter of 2022 was approximately 71% of 2019’s comparable period, an increase from approximately 55% of 2019’s comparable period during the first quarter of 2021. This improvement was largely driven by vaccine progress, the easing of various government restrictions, albeit unevenly, and consumer travel demand’s continuous improving recovery.

Our consolidated revenue for the three months ended March 31, 2022 was $262 million, or an increase of 113% when compared to the same period in 2021. In addition, by means of showing a comparison to a pre-COVID-19 timeframe, consolidated revenue for the first quarter of 2022 reached approximately 70% of 2019’s comparable period, an increase from approximately 33% of 2019’s comparable period during the first quarter of 2021. This increase in revenue was driven by strong performance in our Experiences and Dining segment, supported by steady recovery in our Tripadvisor-branded hotels and display and platform offerings due to vaccine progress, the easing of various government restrictions and consumer travel demand’s improving recovery.

The ultimate duration of the negative impact of COVID-19 on our results of operations, liquidity and financial condition remains uncertain and is dependent upon factors beyond our control, such as the continued transmission rate of COVID-19, including new variants and/or additional resurgences of existing variants, if any, the extent and effectiveness of containment actions that are taken, vaccine efficacy, and the ultimate long-term impact of these and other factors on consumer demand for travel and usage patterns on our platform. Although uncertainty remains, we generally saw continuous, albeit uneven, improvement in the travel market in 2021 and during the first quarter of 2022 and expect that the market will continue to improve as 2022 progresses, driven by continued vaccination programs, the gradual lifting of government restrictions, and what we believe to be continued significant pent-up consumer demand for travel industry related services.

Hotels, Media & Platform Segment

Our Hotels, Media & Platform segment is comprised of Tripadvisor-branded hotels revenue and Tripadvisor-branded Display and Platform Revenue.

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

As noted in the “COVID-19” discussion above, easing of travel restrictions across the world, rising vaccination rates, and an increase in consumer travel demand drove improved financial results during the first quarter of 2022, as Hotel, Media & Platform revenue increased by 82% during the three months ended March 31, 2022, when compared to the same period in 2021, despite the significant impact from the Omicron variant in the month of January 2022, as travel demand and revenue rebounded significantly in the months of February and March of 2022. During the three months ended March 31, 2022, Hotels, Media & Platform revenue reached approximately 63% of 2019’s comparable period, an increase from approximately 35% of 2019’s comparable period during the first quarter of 2021. Tripadvisor-branded hotels revenue increased 84% during the three months ended March 31, 2022, when compared to the same period in 2021, primarily driven by growth in our hotel auction revenue. During the three months ended March 31, 2022, Tripadvisor-branded hotels revenue reached approximately 63% of 2019’s comparable period, an increase from approximately 34% of 2019’s comparable period during the first quarter of 2021. The Company saw strength of recovery in all markets during the first quarter of 2022. In particular, our U.S. hotel auction revenue during the first quarter of 2022 showed continued improvement when compared to the same period in 2019 on strong consumer travel demand, despite the impact of the Omicron variant early in the first quarter of 2022. However, our hotel auction revenue decreased sequentially during the fourth quarter of 2021 and the first quarter of 2022, when compared as a percentage to 2019's comparable periods, due to the emergence of the Omicron variant. In addition, our U.S. hotel auction CPC rates regained 2019 levels in early May 2021 and have remained near or above 2019 levels through March 31, 2022, demonstrating strong travel partner engagement on our platform as consumer travel demand recovers in the U.S. Although slower to recover, hotel auction revenue in our largest European markets showed significant improvement during first quarter of 2022; however, as with the U.S., Europe and the rest of the world performance was also negatively impacted by the emergence of the Omicron variant. As a result of these overall positive trends noted above, we increased our performance marketing investment during the first quarter of 2022 in correlation with the increase in consumer travel demand and a more favorable hotel auction environment. Relative strength in CPC pricing allowed us to increase spend in marketing channels at a profitable ROAS (return on ad spend), while our free traffic, in particular SEO traffic, has been slower to recover.

While slower to recover than Tripadvisor-branded hotels revenue, our display and platform revenue increased by 71% during the three months ended March 31, 2022, when compared to the same period in 2021. In addition, and by means of also showing a comparison to a pre-COVID-19 timeframe, Tripadvisor-branded display and platform revenue for the three months ended March 31, 2022 was approximately 63% of 2019’s comparable period, an increase from approximately 37% of 2019’s comparable period during the three months ended March 31, 2021. This overall improvement during the first quarter of 2022 was primarily driven by an increase in marketing spend from our advertisers in correlation with increasing consumer travel demand, as discussed above.

Over the long-term, we believe that improving our offerings to deepen consumer engagement on our platform will enable us to more effectively monetize our influence. For example, in Tripadvisor-branded display and platform revenue, we enable travel partners to amplify their brand, generate brand impressions, and potentially drive qualified leads and bookings for their businesses. We continue to work on initiatives to better leverage our audience, content, data, travel influence and platform breadth to open up new media advertising opportunities through a more modern, high-powered advertising suite spanning native, video and programmatic solutions. Our platform is open to advertising from travel endemic and non-travel endemic partners, including industries such as entertainment, spirits, and finance. On the consumer side, we are focused on making Tripadvisor membership more valuable for consumers. As an example, during 2021, we launched Tripadvisor Plus, an annual subscription-based membership that offers financial incentives, benefits and perks to members who book hotels and experiences on our platform.

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

Experiences & Dining Segment

Our Experiences & Dining offerings contribute to the comprehensive user experience we deliver, which we believe helps to increase awareness of, loyalty to, and engagement with our products, drive more bookings to Experiences & Dining travel partners and generate greater revenue and increased profitability on our platform. Given the significant market opportunities in these large categories, we expect to continue to invest aggressively in building these offerings to drive consumer engagement, bookings and revenue growth for the long-term. Since the first quarter of 2020, this segment has been negatively and materially impacted at varying levels by a significant reduction in consumer demand due to the COVID-19 pandemic, which has reduced consumer willingness to research, purchase, and consume travel activities. This negative impact has also been driven by a wide variety of government-instituted actions and restrictions around the globe aimed at limiting the spread of the virus, all of which have impacted consumer access to experience offerings and restaurants. For example, during the first quarter of 2021, restaurants in most of the European countries in which our Dining business operates were ordered to remain closed.

However, during most of 2021, our Experiences & Dining segment’s financial results improved significantly and this trend continued in the first quarter of 2022, as revenue in this segment increased by 229% during the three months ended March 31, 2022, when compared to the same period in 2021, driven by both an increase in experiences and dining revenue, as a result of the growing travel demand recovery driven by vaccine progress and various government restrictions being lifted. By means of showing a comparison to a pre-COVID-19 timeframe, our Experiences & Dining segment revenue for the first quarter of 2022 was approximately 115% of 2019’s comparable period, an increase from approximately 35% of 2019’s comparable period during the first quarter of 2021.

During the three months ended March 31, 2022, our Experiences revenue grew over 350%, when compared to the same period in 2021, and was approximately 127% of 2019’s comparable period revenue. As a result of strong consumer demand in our Viator business with the growing travel demand recovery during the first quarter of 2022, we significantly increased investments in performance marketing channels in order to capture additional market share while maintaining a positive return on investment measured over the projected lifetime of a customer. From a geographical perspective, we continued to see strong revenue growth in the U.S., as well as in Europe this quarter. In Dining, we have seen a notable recovery since mid-May 2021, as restaurants in most European countries in which TheFork operates began reopening for in-restaurant dining. However, late in the fourth quarter of 2021 and early into the first quarter of 2022, Omicron-related restrictions and related impact to consumer demand within Europe again began to impact Dining. Overall, Dining revenue during the first quarter of 2022, increased by approximately 125%, when compared to the same period in 2021, primarily driven by the re-opening of restaurants for in-restaurant dining which were ordered to remained closed in most European countries during the first quarter of 2021. By means of showing a comparison to a pre-COVID-19 timeframe, Dining revenue during the first quarter of 2022 nearly reached parity of 2019's comparable period, an increase from approximately 44% of 2019’s comparable period during the first quarter of 2021.

We continue to explore new initiatives to delight and engage consumers. For example, we improved our site navigation, recommendations, sort orders, quality of our experience products, and offered new consumer payment options and customer support improvements, as new customer acquisition remains top priority during the growing travel recovery. In addition, we remain focused on enhancing and promoting our mobile app experience, further improving the traveler experience. For operators, we continued to scale a new advertising program, Viator Accelerate, which is aimed at helping operators increase their visibility on the platform through targeted advertising, ultimately with the goal of increasing bookings and reach.

Other

Other is a combination of our Rentals, Flights & Car, and Cruise offerings and is not considered a reportable segment. Similar to our other business units, financial results in Other also improved during the three months ended March 31, 2022, when compared to the same period in 2021, as a result of increased consumer demand due to the growing travel demand recovery. We continue to operate these businesses opportunistically as they complement our overall strategic objectives to deliver more value to consumers and travel partners.

Employees

As of March 31, 2022, the Company had 2,760 employees. Approximately 55%, 35%, and 10% of the Company’s current employees are based in Europe, the U.S., and the rest of world, respectively. Our number of employees increased approximately 7% compared to March 31, 2021. Additionally, we use independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

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

Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, although consumer travel demand generally remained materially lower than historic levels due to the impact of COVID-19 on our business, these trends improved during 2021, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends, which has continued during the three months ended March 31, 2022. However, it is difficult to predict the seasonality for the upcoming quarters, given the sustained uncertainty related to the continued economic impact of the COVID-19 pandemic and/or potential resurgences, and the pace of continued recovery in our key markets.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Significant Accounting Policies and New Accounting Pronouncements

There have been no material changes to our significant accounting policies since December 31, 2021, as compared to those described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Statements of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended March 31,		% Change
	2022	2021	2022 vs. 2021
Revenue	$262	$123	113%

Costs and expenses:
Cost of revenue	22	12	83%
Selling and marketing	141	73	93%
Technology and content	54	55	(2)%
General and administrative	40	38	5%
Depreciation and amortization	25	29	(14)%
Total costs and expenses:	282	207	36%
Operating income (loss)	(20)	(84)	(76)%
Other income (expense)
Interest expense	(12)	(11)	9%
Interest income and other, net	(1)	(1)	0%
Total other income (expense), net	(13)	(12)	8%
Income (loss) before income taxes	(33)	(96)	(66)%
(Provision) benefit for income taxes	(1)	16	n.m.
Net income (loss)	$(34)	$(80)	(58)%

Other Financial Data:
Adjusted EBITDA (1)	$27	$(26)	n.m.

n.m. = not meaningful (1) See “Adjusted EBITDA” discussion below for more information.

Revenue and Segment Information

	Three months ended March 31,		% Change
	2022	2021	2022 vs. 2021
Revenue by Segment:	(in millions)
Hotels, Media & Platform	$160	88	82%
Experiences & Dining	92	28	229%
Other	10	7	43%
Total revenue	$262	$123	113%
Adjusted EBITDA by Segment:
Hotels, Media & Platform	$46	$(3)	n.m.
Experiences & Dining	(22)	(24)	(8)%
Other	3	1	200%
Total Adjusted EBITDA	$27	$(26)	n.m.
Adjusted EBITDA Margin by Segment (1):
Hotels, Media & Platform	29%	(3)%
Experiences & Dining	(24)%	(86)%
Other	30%	14%

n.m. = not meaningful

(1)
"Adjusted EBITDA Margin by Segment" is defined as Adjusted EBITDA by segment divided by revenue by segment.

Hotels, Media & Platform Segment

Hotels, Media & Platform segment revenue increased by $72 million, or 82%, during the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to increased hotel auction revenue, particularly in the U.S. and Europe, and, to a lesser extent, an increase in Tripadvisor-branded display and platform revenue, due to the impact of growing consumer travel demand and increasing travel industry recovery on our business, as discussed above.

Adjusted EBITDA in our Hotels, Media & Platform segment increased $49 million during the three months ended March 31, 2022, when compared to the same period in 2021. This was primarily due to an increase in revenue as noted above, partially offset by an increase in direct selling and marketing expenses related to search engine marketing, or SEM, and other online paid traffic acquisition costs in response to increasing consumer travel demand as travel restrictions ease, vaccination rates increase, and the travel industry recovers.

The following is a detailed discussion of the revenue sources within our Hotels, Media & Platform segment:

	Three months ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in millions)
Hotels, Media & Platform:
Tripadvisor-branded hotels	$136	$74	84%
Tripadvisor-branded display and platform	24	14	71%
Total Hotels, Media & Platform revenue	$160	$88	82%

Tripadvisor-branded Hotels Revenue

For the three months ended March 31, 2022 and 2021, 85% and 84%, respectively, of our total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue increased $62 million, or 84%, during the three months ended March 31, 2022, when compared to the same period in 2021. This increase was primarily driven by our hotel auction revenue across all markets, particularly in the U.S. and our largest European markets, and, to a lesser extent, an increase in hotel auction revenue in the rest of the world, despite the impact of the Omicron variant early in the first quarter of 2022, due to rising consumer travel demand and travel industry recovery, given rising vaccination rates and easing of government travel and leisure restrictions. As consumer travel demand continued to increase during the first quarter of 2022, the Company saw continued improvement in hotel auction monetization, as CPC rates during the first quarter of 2022 were near or exceeded parity of 2019's comparable period, driven by continued strength in the U.S. and improving trends in Europe and the rest of the world, which enabled increased efficient marketing investment on performance channels, enhancing our 2022 hotel auction revenue growth. See “Business Trends” above for further discussion.

Tripadvisor-branded Display and Platform Revenue

For the three months ended March 31, 2022 and 2021, 15% and 16%, respectively, of Hotels, Media & Platform segment revenue was derived from our Tripadvisor-branded display and platform revenue, which consists of revenue from Tripadvisor-branded display-based advertising across our platform.

Tripadvisor-branded display-based advertising revenue increased by $10 million, or 71%, during the three months ended March 31, 2022, when compared to the same period in 2021, primarily driven by an increase in marketing spend from our advertisers in correlation with increasing consumer travel demand, as discussed above.

Experiences & Dining Segment

Experiences & Dining segment revenue increased by $64 million, or 229%, during the three months ended March 31, 2022, when compared to the same period in 2021, driven by both experiences and dining revenue, as a result of the growing consumer travel demand recovery, driven by vaccine progress and various government restrictions being lifted during the same time period, which is discussed further in “Business Trends” above.

Experiences & Dining segment Adjusted EBITDA loss of $22 million for the three months ended March 31, 2022, decreased by $2 million during the three months ended March 31, 2022 when compared to the same period in 2021, primarily due to an increase in revenue as noted above, largely offset by an increase in selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increased consumer demand for experiences and restaurants as part of the growing consumer travel demand recovery and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the growing travel demand recovery and increased direct costs from credit card payments and other revenue-related transaction costs in direct correlation with the increase in revenue.

Other

Other revenue, which includes Rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from our Flights & Cars, and Cruises offerings on Tripadvisor websites and mobile apps, increased by $3 million or 43% during the year ended March 31, 2022, when compared to the same period in 2021, primarily due to the impact of growing consumer travel demand and increasing travel industry recovery on our business, as discussed above.

Adjusted EBITDA in Other increased $2 million or 200% during the year ended March 31, 2022, when compared to the same period in 2021, primarily due to an increase in revenue as noted above.

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

	Three months ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in millions)
Direct costs	$15	$7	114%
Personnel and overhead	7	5	40%
Total cost of revenue	$22	$12	83%
% of revenue	8.4%	9.8%

Cost of revenue increased $10 million during the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to increased direct costs from credit card payment and other revenue-related transaction costs in our Experiences & Dining segment in direct correlation with the increase in revenue, as well as, and to a lesser extent, an increase in contingent staff costs to help support business growth across all segments during the growing travel demand recovery.

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

	Three months ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in millions)
Direct costs	$94	$29	224%
Personnel and overhead	47	44	7%
Total selling and marketing	$141	$73	93%
% of revenue	53.8%	59.3%

Direct selling and marketing costs increased $65 million during the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to an increase of approximately $62 million in SEM and other online traffic acquisition spend, majority of which was in our Experiences & Dining segment, in response to increasing consumer travel demand as travel activity restrictions ease and the travel industry recovers.

Personnel and overhead costs increased $3 million during the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to an increase in contingent staff and additional headcount to help support business growth during the growing travel demand recovery.

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

	Three months ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in millions)
Personnel and overhead	$48	$50	(4%)
Other	6	5	20%
Total technology and content	$54	$55	(2%)
% of revenue	20.6%	44.7%

Personnel and overhead costs decreased $2 million during the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to a decrease in stock-based compensation expense.

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

	Three months ended March 31,		% Change
	2022	2021	2022 vs. 2021
	(in millions)
Personnel and overhead	$31	$29	7%
Professional service fees and other	9	9	0%
Total general and administrative	$40	$38	5%
% of revenue	15.3%	30.9%

General and administrative costs increased $2 million during the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to an increase in personnel and overhead costs of $2 million driven by additional headcount to help support business growth during the growing travel demand recovery, partially offset by a decrease in stock-based compensation expense.

Depreciation and Amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use (“ROU”) assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Three months ended March 31,
	2022	2021
	(in millions)
Depreciation	$22	$23
Amortization of intangible assets	3	6
Total depreciation and amortization	$25	$29
% of revenue	9.5%	23.6%

Depreciation and amortization decreased $4 million during the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to the completion of amortization related to certain intangible assets from business acquisitions in previous years.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to our Credit Facility, 2025 Senior Notes, 2026 Senior Notes, as well as interest on finance leases.

	Three months ended March 31,
	2022	2021
	(in millions)
Interest expense	$(12)	$(11)

Interest expense increased $1 million during the three months ended March 31, 2022, when compared to the same period in 2021, primarily related to the timing of the issuance of our 2026 Senior Notes on March 25, 2021. Refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

(Provision) Benefit for Income Taxes

	Three months ended March 31,
	2022	2021
	(in millions)
(Provision) benefit for income taxes	$(1)	$16
Effective tax rate	(3.0%)	16.7%

For the three months ended March 31, 2022, our negative effective tax rate was primarily the result of discrete items recorded in the period related to share-based payment arrangements.

We had an income tax provision of $1 million and an income tax benefit of $16 million for the three months ended March 31, 2022 and 2021, respectively. The change in our income taxes during the three months ended March 31, 2022, when compared to the same period in 2021, was primarily due to a decrease in pretax losses recognized during the three months ended March 31, 2022. Refer to “Note 7: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

Net income (loss)

	Three months ended March 31,
	2022	2021
	(in millions)
Net income (loss)	$(34)	$(80)
Net income (loss) margin	(13.0%)	(65.0%)

Net loss improved by $46 million during the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to an increase in revenue, as described in more detail above under “Revenue and Segment Information”, largely offset by an increase in selling and marketing expenses in response to increasing consumer travel demand as travel activity restrictions ease and the travel industry recovers and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the growing consumer travel demand recovery and increased direct costs from credit card payment and other revenue-related transaction costs in direct correlation with the increase in revenue during the three months ended March 31, 2022, all of which is described in more detail above under “Consolidated Expenses.”

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income (Loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2022	2021
	(in millions)
Net income (loss)	$(34)	$(80)
Add: (Benefit) provision for income taxes	1	(16)
Add: Other expense (income), net	13	12
Add: Stock-based compensation	22	29
Add: Depreciation and amortization	25	29
Adjusted EBITDA	$27	$(26)

Related Party Transactions

For information on our relationship with LTRIP, which may be deemed to beneficially own equity securities representing nearly 57.0% of our voting power as of March 31, 2022, refer to “Note 1: Business Description and Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q. We had no related party transactions with LTRIP during both the three months ended March 31, 2022 and 2021.

Stock-Based Compensation

Refer to “Note 9: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of approximately 4.8 million service-based RSUs with a weighted average grant-date fair value of $27.24 during the three months ended March 31, 2022.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under our Credit Facility. As of March 31, 2022 and December 31, 2021, we had $781 million and $723 million, respectively, of cash and cash equivalents, and $497 million of available borrowing capacity under our Credit Facility. As of March 31, 2022, approximately $170 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which nearly 50% was located in the U.K. As of March 31, 2022, the significant majority of our cash was denominated in U.S. dollars.

As of March 31, 2022, we had $446 million of cumulative undistributed earnings in foreign subsidiaries that are no longer considered to be indefinitely reinvested. As of March 31, 2022, we maintained a deferred income tax liability on our unaudited condensed consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested.

As of March 31, 2022, we are party to our Credit Facility, which, among other things, provides for a $500 million revolving credit facility with a maturity date of May 12, 2024. The Company may borrow from the Credit Facility in U.S. dollars and Euros. The Credit Facility requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.

We amended the Credit Facility in May 2020 and December 2020 to, among other things, suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020, replacing it with a minimum liquidity covenant through June 30, 2021 (requiring the Company to maintain $150 million of unrestricted cash, cash equivalent and short-term investments less deferred merchant payables plus available revolver capacity), until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of the Company, at which time the leverage ratio covenant (the “Leverage Covenant Holiday”) will be reinstated.

The Company remained in the Leverage Covenant Holiday as of March 31, 2022. Based on the Company’s existing leverage ratio, any outstanding or future borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.25% (“Eurocurrency Spread”) with a London Inter-Bank Offered Rate (“LIBOR”) floor of 1.00% per annum; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”). In addition, based on the Company’s existing leverage ratio, we are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.50%, which was 0.20% as of March 31, 2022, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and in connection with the issuance of letters of credit. The Credit Facility includes restrictions on the Company’s ability to make certain payments and distributions, including share repurchases and dividends.

As of March 31, 2022 and December 31, 2021, respectively, we had no outstanding borrowings and were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday ceases, based on our current projections, we do not believe there is a material risk we will not remain in compliance throughout the next twelve months.

As of March 31, 2022, the Company had $845 million in long-term debt, as a result of the issuance of our 2025 Senior Notes in July 2020 and 2026 Senior Notes in March 2021, as discussed below.

In July 2020, the Company completed the sale of $500 million in 2025 Senior Notes. The 2025 Senior Notes provide, among other things, that interest, at an interest rate of 7.0% per annum, is payable on January 15 and July 15 of each year, which began on January 15, 2021, until their maturity on July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.

In March 2021, the Company completed the sale of $345 million of our 2026 Senior Notes. The 2026 Senior Notes provide, among other things, that interest, at an interest rate of 0.25% per annum, is payable on April 1 and October 1 of each year, which began on October 1, 2021, until their maturity on April 1, 2026. Concurrently, the Company used a portion of the proceeds from the 2026 Senior Notes to enter into privately negotiated capped call transactions with certain of the initial purchasers of the 2026 Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million. The Company intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of the 2025 Senior Notes prior to maturity. The 2026 Senior Notes are senior unsecured obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.

The 2025 Senior Notes and 2026 Senior Notes are not registered securities and there are currently no plans to register these notes as securities in the future. As a result, no separate financial statements are required for the guarantor subsidiaries of these notes. We may from time to time repurchase our outstanding 2025 Senior Notes or 2026 Senior Notes through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

For further information on our Credit Facility, 2025 Senior Notes, and 2026 Senior Notes, refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

As of March 31, 2022, we had $75 million remaining available to repurchase shares of our common stock under our existing share repurchase program authorized by our Board of Directors. During the three months ended March 31, 2022 and 2021, respectively, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. The terms of our Credit Agreement were amended to limit the Company from share repurchases during the Leverage Covenant Holiday and the terms of the 2025 Indenture related to the 2025 Senior Notes also impose certain limitations and restrictions on share repurchases.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows during the year related to working capital. In our Experiences and Rentals free-to-list models, we receive cash from travelers at the time of booking or prior to the occurrence of an experience or rental, and we record these amounts, net of commissions, on our consolidated balance sheet as deferred merchant payables. We pay the operator, or the experience supplier and/or property rental owners, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the operator and this operating cycle represents a source or use of cash to us. During the first half of the year experiences and rentals bookings typically exceed the amount of completed experiences and rental stays, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Although consumer travel demand generally remained materially lower than historic levels due to the impact of COVID-19 on our business, these trends improved during 2021 from 2020, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends, which continued during the three months ended March 31, 2022. However, the ultimate extent and longevity of the COVID-19 pandemic, including new or resurgences of existing variants (i.e. Delta and/or Omicron), and its impact on travel, regional and global markets, and overall economic activity in currently affected countries and/or globally remains unknown and impossible to predict with certainty, as such, the impacts on our business, including our operating cash flows, while generally improving, remain uncertain at this point in time. Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions unrelated to COVID-19 that could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows. For example, our “Reserve Now, Pay Later” payment option, which allows our travelers the option to reserve certain experiences and defer payment until a date no later than two days before the experience date, which although used in a minority of bookings to date, may continue to increase, and affect the timing of our future cash flows and working capital.

As discussed in “Note 7: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q, we have received Notices of Proposed Adjustments issued by the IRS for tax years 2009 through 2016, as of March 31, 2022. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $100 million to $110 million, exclusive of interest expense, at the close of the audit if the IRS prevails. In addition, we received from HMRC in the U.K. an issue closure notice relating to adjustments for 2012 through 2016 tax years, as of March 31, 2022. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $45 million to $55 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our positions through applicable administrative and, if necessary, judicial remedies. Although the ultimate timing for resolution of these matters is uncertain, any future payments would negatively impact our operating cash flows.

The CARES Act, enacted in March 2020, made tax law changes to provide financial relief to companies as a result of the impact to businesses related to COVID-19. Key income tax provisions of the CARES Act include changes in NOL carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allowed us to carryback our U.S. federal NOL incurred in 2020, generating an expected tax refund of $48 million, which is reported in income taxes receivable on our unaudited condensed consolidated balance sheet as of March 31, 2022. In April 2022, we received the entire $48 million of this refund.

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

Our cash flows for the three months ended March 31, 2022 and 2021, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
	2022	2021
	(in millions)
Net cash provided by (used in):
Operating activities	$86	$(19)
Investing activities	(14)	(10)
Financing activities	(10)	287

During the three months ended March 31, 2022, our primary use of cash was financing activities (including payment of withholding taxes on net share settlements of our equity awards of $8 million), and investing activities (including capital expenditures incurred during the three months ended March 31, 2022 of $14 million). This use of cash was funded with cash and cash equivalents, and operating cash flow.

During the three months ended March 31, 2021, our primary use of cash was from operations, financing activities (including payment of withholding taxes on net share settlements of our equity awards of $23 million and purchase of the Capped Calls of $35 million), and investing activities (including capital expenditures incurred during the three months ended March 31, 2021 of $10 million). This use of cash was funded primarily with cash and cash equivalents, and financing activities, which includes $340 million of proceeds from the issuance of our 2026 Senior Notes, net of financing costs.

Net cash provided by operating activities for the three months ended March 31, 2022, increased by $105 million when compared to the same period in 2021, primarily due to a decrease in net losses of $46 million and an increase in working capital of $50 million, primarily driven by an increase in deferred merchant payables and deferred revenue reflecting the cash received from travelers due to an increase in experiences bookings which exceeded our payments to traveler suppliers, partially offset by an increase in accounts receivable across the business, all largely reflective of the increasing consumer demand for travel activities during the first quarter of 2022, in addition to timing of vendor payments and collection of receivables, as well as, and to a lesser extent, an increase in non-cash items of $9 million which was primarily due to an increase in deferred income tax benefits, partially offset by a decrease in stock-based compensation expense.

Net cash used in investing activities for the three months ended March 31, 2022 increased by $4 million when compared to the same period in 2021, due to an increase in capital expenditures in the business.

Net cash provided by financing activities for the three months ended March 31, 2022 decreased by $297 million when compared to the same period in 2021, primarily due to proceeds received from the issuance of our 2026 Senior Notes of $340 million, net of financing costs, partially offset by payments of $35 million for the Capped Calls in connection with our 2026 Senior Notes during three months ended March 31, 2021, both of which did not reoccur in 2022.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2021. As of March 31, 2022, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our contractual obligations and commercial commitments.

Contingencies

In the ordinary course of business, we are party to legal, regulatory and administrative matters, including threats thereof, arising out of or in connection with our operations. These matters may involve claims involving patent and other intellectual property rights (including privacy, alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer matters and data privacy), defamation and reputational claims. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material, we record the estimated loss in our consolidated statements of operations. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011, 2012 through 2016, and 2018 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of March 31, 2022, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia and our 2012 through 2016 standalone IRS audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of Tripadvisor’s standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years, and in August 2020, we received Notices of Proposed Adjustments from the IRS for the 2014, 2015 and 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $100 million to $110 million at the close of the audit if the IRS prevails. The estimated range takes into consideration competent authority relief and transition tax regulations, and is exclusive of deferred tax consequences and interest expense, which would be significant. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2016 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have requested competent authority assistance under MAP for tax years 2009 through 2016. We expect the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future. Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all subsequent years which remain open.

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

Over the last several years, The Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project to address the tax challenges arising from digitalization. The OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. In October 2021, more than 130 countries tentatively signed on to a framework, expected to be implemented in 2023, which calls for a minimum tax rate on corporations of 15% and a reallocation of profits from the largest and most profitable businesses to countries where they make sales. The proposed framework, once enacted, envisages new international tax rules and the removal of all digital services taxes. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations is uncertain. As the OECD/G20 continues to drive toward a consensus framework, several countries which have previously enacted unilateral digital services tax initiatives, such as France, Italy, Spain, and the U.K., will continue to impose these revenue-based taxes until implementation of the consensus framework. During the three months ended March 31, 2022, we recorded $1 million of digital service tax to general and administrative expense on our unaudited condensed consolidated statement of operations, while this amount was not material during the three months ended March 31, 2021.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our unaudited condensed consolidated balance sheet, which was not material as of March 31, 2022. As of March 31, 2022, $446 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the three months ended March 31, 2022 since December 31, 2021. For a discussion of current market conditions and impacts on the Company’s financials resulting from the COVID-19 pandemic, refer to “Note 1: Business Description and Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q, and for further information, Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations,” and to Part II, Item 1A, "Risk Factors”. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. We are exposed to market risks primarily due to our international operations, our ongoing investment and financial activities, as well as changes in economic conditions in all significant markets in which we operate which has been heightened during the COVID-19 pandemic. The risk of loss can be assessed from the perspective of adverse changes in our future earnings, cash flows, fair values of our assets, and financial condition. Our exposure to market risk, at any point in time, may include risk, including to any borrowings under our Credit Facility, or outstanding debt related to our 2025 Senior Notes and 2026 Senior Notes, derivative instruments, capped calls, cash and cash equivalents, short-term and long-term marketable securities, if any, accounts receivable, intercompany receivables/payables, accounts payable, deferred merchant payables and other balances and transactions denominated in foreign currencies. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage and attempt to mitigate our exposure to such risks.

We expect that we will continue to increase our operations internationally as, or when, COVID-19 restrictions are fully lifted and international markets continue to reopen. Our exposure to potentially volatile movements in foreign currency exchange rates will increase as we increase our operations in these international markets. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions, and other factors. These changes, if material, could cause us to adjust our foreign currency risk strategies. For example, Brexit (pursuant to which the United Kingdom ceased to be a member of the European Union) has caused volatility in currency exchange rates, including between the U.S. dollar and the British pound. Although, the U.K. and E.U. finalized the terms of the departure on December 24, 2020, certain decisions still need to be made on financial services, among others, and disputes may lead to tariffs being imposed on some goods in the future. Continued uncertainty regarding our international operations and U.K. and E.U. relations may result in future currency exchange rate volatility which may impact our business and results of operations. In addition, the geopolitical tensions resulting from Russia’s invasion of Ukraine, including increased cyberattacks, military conflicts and sanctions may result in additional financial volatility that may adversely affect our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are party to legal, regulatory and administrative matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving intellectual property rights (including privacy, alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer protection matters), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. We record the estimated loss in our consolidated statements of operations when (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the risks and uncertainties which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. During the quarter ended March 31, 2022, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2022, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

During the quarter ended March 31, 2022, we did not repurchase any shares of our common stock under our existing share repurchase program. As of March 31, 2022, we had $75 million remaining available to repurchase shares of our common stock under our previously authorized share repurchase program.

While the Board of Directors has not suspended or terminated the share repurchase program, the terms of our Credit Agreement limit the Company from engaging in share repurchases and the terms of our 2025 Indenture related to our 2025 Senior Notes impose certain limitations and restrictions on share repurchases. Refer to “Note 6: Debt” in the notes to the unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information about our Credit Agreement and our 2025 Indenture.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1+	RSU Agreement (Time-Based) between Stephen Kaufer and Tripadvisor, Inc. dated as of December 31, 2021	X
10.2+	Option Agreement (Domestic) between Stephen Kaufer and Tripadvisor, Inc. dated as of December 31, 2021	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+ Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tripadvisor, Inc.
By	/s/ Ernst Teunissen
Ernst Teunissen
Chief Financial Officer

By	/s/ Geoffrey Gouvalaris
Geoffrey Gouvalaris
Chief Accounting Officer

May 4, 2022