Form 10-Q
period 2022-06-30
TripAdvisor, Inc.
filed 2022-08-04
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding Shares at July 29, 2022
Common Stock, $0.001 par value per share	127,043,956 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue (Note 3)	$417	$235	$679	$358

Costs and expenses:
Cost of revenue (1) (exclusive of depreciation and amortization as shown separately below)	31	19	53	31
Selling and marketing (1)	217	123	357	196
Technology and content (1)	53	54	107	109
General and administrative (1)	28	46	68	84
Depreciation and amortization	25	28	50	57
Total costs and expenses	354	270	635	477
Operating income (loss)	63	(35)	44	(119)
Other income (expense):
Interest expense	(11)	(11)	(23)	(22)
Interest income and other, net	1	—	—	—
Total other income (expense), net	(10)	(11)	(23)	(22)
Income (loss) before income taxes	53	(46)	21	(141)
(Provision) benefit for income taxes (Note 8)	(22)	6	(24)	21
Net income (loss)	$31	$(40)	$(3)	$(120)

Earnings (loss) per share attributable to common stockholders (Note 12):
Basic	$0.22	$(0.29)	$(0.02)	$(0.88)
Diluted	$0.21	$(0.29)	$(0.02)	$(0.88)
Weighted average common shares outstanding (Note 12):
Basic	140	137	139	136
Diluted	145	137	139	136

(1) Includes stock-based compensation expense as follows (Note 10):
Cost of revenue	$—	$—	$1	$1
Selling and marketing	$3	$4	$6	$8
Technology and content	$9	$13	$18	$24
General and administrative	$9	$15	$18	$28

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$31	$(40)	$(3)	$(120)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	(24)	3	(28)	(9)
Total other comprehensive income (loss), net of tax	(24)	3	(28)	(9)
Comprehensive income (loss)	$7	$(37)	$(31)	$(129)

(1) Deferred income tax liabilities related to these amounts are not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$1,045	$723
Accounts receivable and contract assets, net of allowance for credit losses of $29 and $28, respectively (Note 3)	246	142
Income taxes receivable (Note 8)	12	49
Prepaid expenses and other current assets	34	26
Total current assets	1,337	940
Property and equipment, net of accumulated depreciation of $497 and $460, respectively	201	215
Operating lease right-of-use assets	33	42
Intangible assets, net of accumulated amortization of $200 and $202, respectively	58	65
Goodwill (Note 5)	820	843
Non-marketable investments (Note 4)	35	36
Deferred income taxes, net	40	54
Other long-term assets, net of allowance for credit losses of $10 and $10, respectively	88	94
TOTAL ASSETS	$2,612	$2,289

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$50	$27
Deferred merchant payables	323	113
Deferred revenue (Note 3)	70	36
Accrued expenses and other current liabilities (Note 6)	213	181
Total current liabilities	656	357
Long-term debt (Note 7)	835	833
Finance lease obligation, net of current portion	61	65
Operating lease liabilities, net of current portion	20	29
Deferred income taxes, net	1	1
Other long-term liabilities	243	215
Total Liabilities	1,816	1,500

Commitments and contingencies (Note 9)
Stockholders’ equity: (Note 11)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 145,847,721 and 144,656,649, respectively
Shares outstanding: 127,003,107 and 125,812,035, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,364	1,326
Retained earnings	238	241
Accumulated other comprehensive income (loss)	(84)	(56)
Treasury stock-common stock, at cost, 18,844,614 and 18,844,614 shares, respectively	(722)	(722)
Total Stockholders’ Equity	796	789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,612	$2,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended June 30, 2022
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of March 31, 2022	145,636,700	$—	12,799,999	$—	$1,342	$207	$(60)	(18,844,614)	$(722)	$767
Net income (loss)						31				31
Other comprehensive income (loss), net of tax							(24)			(24)
Issuance of common stock related to exercises of options and vesting of RSUs	211,021	—			—					—
Withholding taxes on net share settlements of equity awards					(1)					(1)
Stock-based compensation					23					23
Balance as of June 30, 2022	145,847,721	$—	12,799,999	$—	$1,364	$238	$(84)	(18,844,614)	$(722)	$796

	Six months ended June 30, 2022
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2021	144,656,649	$—	12,799,999	$—	$1,326	$241	$(56)	(18,844,614)	$(722)	$789
Net income (loss)						(3)				(3)
Other comprehensive income (loss), net of tax							(28)			(28)
Issuance of common stock related to exercises of options and vesting of RSUs	1,191,072	—			—					—
Withholding taxes on net share settlements of equity awards					(9)					(9)
Stock-based compensation					47					47
Balance as of June 30, 2022	145,847,721	$—	12,799,999	$—	$1,364	$238	$(84)	(18,844,614)	$(722)	$796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended June 30, 2021
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of March 31, 2021	142,914,851	$—	12,799,999	$—	$1,244	$309	$(46)	(18,844,614)	$(722)	$785
Net income (loss)						(40)				(40)
Other comprehensive income (loss), net of tax							3			3
Issuance of common stock related to exercises of options and vesting of RSUs	503,156	—			1					1
Withholding taxes on net share settlements of equity awards					(6)					(6)
Stock-based compensation					36					36
Balance as of June 30, 2021	143,418,007	$—	12,799,999	$—	$1,275	$269	$(43)	(18,844,614)	$(722)	$779

	Six months ended June 30, 2021
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2020	140,775,221	$—	12,799,999	$—	$1,253	$389	$(34)	(18,844,614)	$(722)	$886
Net income (loss)						(120)				(120)
Other comprehensive income (loss), net of tax							(9)			(9)
Issuance of common stock related to exercises of options and vesting of RSUs	2,642,786	—			8					8
Purchase of capped calls, net of tax of $9 million (Note 7)					(26)					(26)
Withholding taxes on net share settlements of equity awards					(29)					(29)
Stock-based compensation					69					69
Balance as of June 30, 2021	143,418,007	$—	12,799,999	$—	$1,275	$269	$(43)	(18,844,614)	$(722)	$779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six months ended June 30,
	2022	2021
Operating activities:
Net income (loss)	$(3)	$(120)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50	57
Stock-based compensation expense (Note 10)	43	61
Deferred income tax expense (benefit)	14	(29)
Provision for expected credit losses	3	3
Other, net	2	8
Changes in operating assets and liabilities, net:
Accounts receivable and contract assets, prepaid expenses and other assets	(115)	(87)
Accounts payable, accrued expenses and other liabilities	63	48
Deferred merchant payables	220	138
Income tax receivables/payables, net	68	6
Deferred revenue	35	21
Net cash provided by (used in) operating activities	380	106

Investing activities:
Capital expenditures, including capitalized website development	(27)	(25)
Other investing activities, net	1	(1)
Net cash provided by (used in) investing activities	(26)	(26)

Financing activities:
Proceeds from issuance of 2026 Senior Notes, net of financing costs (Note 7)	—	340
Purchase of capped calls in connection with 2026 Senior Notes (Note 7)	—	(35)
Proceeds from exercise of stock options	—	8
Payment of withholding taxes on net share settlements of equity awards	(9)	(29)
Payments of finance lease obligation and other financing activities, net	(4)	(3)
Net cash provided by (used in) financing activities	(13)	281
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	322	357
Cash, cash equivalents and restricted cash at beginning of period	723	418
Cash, cash equivalents and restricted cash at end of period	$1,045	$775

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

In the second quarter of 2022, as part of our continuous review of the business and in consultation with our new Chief Executive Officer ("CEO"), we evaluated our operations and realigned the reportable segment information which our chief operating decision maker ("CODM") regularly assesses to evaluate performance for operating decision-making purposes, including allocation of resources. The CODM for the Company is our CEO. The revised segment reporting structure includes the following reportable segments: (1) Tripadvisor Core; (2) Viator; and (3) TheFork. For further information on our segments, including the change in segments, and principal revenue streams within these segments refer to “Note 3: Revenue Recognition,” “Note 5: Goodwill,” and “Note 13: Segment Information,” in these notes to our unaudited condensed consolidated financial statements. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q. These reclassifications had no effect on our unaudited condensed consolidated financial statements in any period.

As of June 30, 2022, Liberty Tripadvisor Holdings, Inc. (“LTRIP”) beneficially owned approximately 16.4 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute approximately 13% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own approximately 21% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing nearly 57% of our voting power. We had no related party transactions with LTRIP during the three and six months ended June 30, 2022 and 2021, respectively.

Risks and Uncertainties

We continue to be subject to risks and uncertainties related to the COVID-19 pandemic. Continued widespread vaccine distributions, efficacy against existing variants (e.g., Delta, Omicron, and BA.5) and future variants, if any, of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, the extent and effectiveness of containment actions taken, and whether consumers' demand for travel and hospitality services continue to be or become negatively impacted remain uncertain. We do not know the future path or potential rate of global or regional COVID-19 resurgences, including existing COVID-19 variants (e.g., Delta, Omicron, and BA.5) and future variants, if any, nor do we have visibility into when any remaining or reinstated restrictions will be lifted, and where additional restrictions may be implemented or reinstated in the future due to resurgence of the virus.

Therefore, the extent of the future impact of the COVID-19 pandemic on our business, results of operations, liquidity and financial condition remains uncertain, and is dependent on future developments that cannot be accurately predicted at this time. We continue to believe the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”), and our financial results, would be adversely and materially affected upon a resurgence of existing COVID-19 variants (e.g., Delta, Omicron, and BA.5) or if new variants emerge which result in reinstated travel bans and/or other government restrictions and mandates, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

Accounting Estimates

We use estimates and assumptions in the preparation of our unaudited condensed consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our unaudited condensed consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our unaudited condensed consolidated financial statements is accounting for income taxes. In addition, the COVID-19 pandemic has created significant uncertainty in macroeconomic conditions, which may cause further business disruptions and adversely and materially impact our results of operations. As a result, certain estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility.

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. During the first half of the year, experience and rentals bookings typically exceed the amount of completed experiences and rental stays, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative.

Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, although consumer travel demand was materially lower than historic levels due to the impact of COVID-19 on our business during 2020, these trends generally improved, albeit unevenly, during 2021, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends, which has continued during the first half of 2022. However, it is difficult to predict the seasonality for the upcoming quarters, given the sustained uncertainty related to the continued macroeconomic impact of the COVID-19 pandemic and whether there are resurgences, or if new variants emerge, and the pace of continued recovery in our key markets.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our accounting policies since December 31, 2021, as described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 3: REVENUE RECOGNITION

We generate all our revenue from contracts with customers. We recognize revenue when we satisfy a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. When we act as an agent in the transaction, we recognize revenue for only our commission on the arrangement. We determine revenue recognition through the following steps:

(1) Identification of the contract, or contracts, with a customer

(2) Identification of the performance obligations in the contract

(3) Determination of the transaction price

(4) Allocation of the transaction price to the performance obligations in the contract

(5) Recognition of revenue when, or as, we satisfy a performance obligation

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or a bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the three and six months ended June 30, 2022 and 2021, respectively, related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and we do not have any material unsatisfied performance obligations over one year. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing.

The application of our revenue recognition policies and a description of our principal activities, organized by segment, from which we generate our revenue, is presented below.

Tripadvisor Core Segment

Tripadvisor-branded Hotels Revenue. Our largest source of Tripadvisor Core segment revenue is generated from click-based advertising on Tripadvisor-branded websites, or hotel auction revenue, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly online travel agencies, or OTAs, and hotels. Click-based advertising is generally priced on a cost-per-click, or “CPC,” basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, where our travel partner CPC bids for rates and availability to be listed on our platform. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on the link to that travel partner’s websites. Bids can be submitted periodically – as often as daily – on a property-by-property basis. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service. We also generate revenue from our cost-per-action, or “CPA,” model, which consists of contextually-relevant booking links to our travel partners’ websites which are advertised on our platform. We earn a commission from our travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers and we act as an agent under ASC 606 – Revenue from Contracts with Customers (“ASC 606”). Our performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as we have no post-booking service obligations. We recognize this revenue net of an estimate of the impact of cancellations, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay. CPA revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

In addition, we offer hotel business to business (“hotel B2B”) solutions, including subscription-based advertising to hotels, owners of B&Bs, and other specialty lodging properties. Our performance obligation is generally to enable subscribers to advertise their businesses on our platform, as well as to manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period. Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue initially on our unaudited condensed consolidated balance sheet for the amount of prepayment in excess of revenue recognized, until the performance obligation is satisfied. To a lesser extent, we offer travel partners the opportunity to advertise and promote their business through hotel sponsored placements on our platform. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that our travel partners pay are generally based on bids submitted as part of an auction by our travel partners. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on a link to our travel partner’s websites. Bids may be submitted periodically – as often as daily – on a property-by-property basis. We record this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as our performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service.

Tripadvisor-branded Display and Platform Revenue. We offer travel partners the ability to promote their brands through display-based advertising placements across our platform. Our display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. We also sell display-based advertising to OTAs and other travel related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or CPM, basis. The performance obligation in our display-based advertising arrangements is to display a number of advertising impressions on our platform and we recognize revenue for impressions as they are delivered. Services are generally billed monthly. We have applied the practical expedient to measure progress toward completion, as we have the right to invoice the customer in an amount that directly corresponds with the value to the customer of our performance to date, which is measured based on impressions delivered.

Tripadvisor Experiences and Dining Revenue. We generate revenue from our experiences and restaurant service offerings on Tripadvisor-branded websites and mobile apps. Tripadvisor receives intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings, on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis. The performance obligations, timing of customer payments for our experiences and dining transactions, and methods of revenue recognition are consistent with the Viator segment and TheFork segment, respectively, as described below. In addition, Tripadvisor restaurant service offerings generate subscription fees for subscription-based advertising to our restaurant partners that allow restaurants to manage and promote their website URL, email address, phone number, special offers and other information related to their business, as well as, access to certain online reservation management services, marketing analytic tools, and menu syndication services. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue initially on our unaudited condensed consolidated balance sheet for the amount of prepayment in excess of revenue recognized, until the performance obligation is satisfied. In addition, we offer restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on our platform. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of consumers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for media advertising placements agreed to by our restaurant partners are based on a pre-determined contractual rate. We record this click-based advertising revenue as the click occurs and diner leads are sent to the restaurant partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our restaurant partners on a monthly basis consistent with the timing of the service.

Other Revenue. We provide information and services that allow travelers to research and book vacation and short-term rental properties, including full homes, condominiums, villas, beach properties, cabins and cottages. Our rentals offering primarily generates revenue by offering individual property owners and managers the ability to list their properties on our platform thereby connecting with travelers through a free-to-list, commission-based option. These properties are listed on our Tripadvisor-branded websites and mobile apps such as www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com. We earn commissions associated with rental transactions through our free-to-list model from both the traveler, and the property owner or manager. We provide post-booking service to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. We act as an agent, under ASC 606, in the transactions as we do not control any properties before the property owner provides the accommodation to the traveler and do not have inventory risk. We generally collect payment from the traveler at the time of booking, representing the amount due to the property owner or manager, as well as our commission. That portion of the payment representing our commission is recorded as deferred revenue on our unaudited condensed consolidated balance sheet until revenue is recognized, and that portion of the payment representing the amount due to the property owner is recorded as deferred merchant payables on our unaudited condensed consolidated balance sheet until payment is made to the property owner after the completion of the rental.

In addition, Other Revenue includes revenue generated from cruises, flights, and cars offerings on Tripadvisor-branded websites and mobile apps and Tripadvisor’s portfolio of travel media brands, which primarily includes click-based advertising and display-based advertising revenue. The performance obligations, timing of customer payments for these offerings, and methods of revenue recognition are generally consistent with click-based advertising and display-based advertising revenue, as described above.

Viator Segment

We provide an online marketplace that allows travelers to research and book tours, activities and attractions in popular travel destinations across the globe through our stand-alone Viator-branded platform, which includes website, mobile web, and mobile app. Through Viator, we also power traveler bookings of tours, activities and attractions on behalf of third-party distribution partner websites, including the Tripadvisor platform as well as many of the world’s major OTA, airlines, hotels, online and offline travel agencies, and other prominent content and eCommerce brands.

We work with local tour, activities, and attraction operators (the “operator”) to provide travelers (the “customer”) the ability to book tours, activities and attractions (the “experience”) in destinations worldwide. We generate commissions for each booking transaction we facilitate through our online reservation system, in exchange for certain activities, including the use of the Company’s booking platform, post-booking customer support (24/7) until the time of the experience and payment processing activities as the merchant of record, which is the completion of the performance obligation. These activities are not distinct from each other and are not separate performance obligations. As a result, the Company’s single performance obligation is to facilitate an experience, which is complete upon the time the experience occurs, and when revenue is recognized. We do not control the experience or have inventory risk before the operator provides the experience to our customer and therefore act as agent for substantially all of these transactions under ASC 606.

We collect payment from the customer prior to the experience occurring, which includes both our commission and the amount due to the operator. We record our commissions as deferred revenue on our unaudited condensed consolidated balance sheet when payment is received, including amounts which are refundable subject to cancellation, until the experience occurs when revenue is recognized. The amount due to the operator is recorded as deferred merchant payables on our unaudited condensed consolidated balance sheet until completion of the experience, after which payment is made to the operator.

To a much lesser extent, we earn commissions from third-party distribution partners (the “customer”) who display and promote on their websites the operator experiences available on our platform to generate bookings. In these transactions, where we are not the merchant of record, and we generally invoice and receive commissions directly from the third-party distribution partners. Our performance obligation is to allow the third-party distribution partners to display and promote on their website experiences, offered by operators who utilize our platform, and we earn a commission when travelers book and complete an experience on the third-party distribution partner website. We do not control the service or have inventory risk, and therefore act as an agent for these transactions under ASC 606. We receive payment shortly after the booking in the majority of these transactions and make payments to the operators after the experience is complete. Our performance obligation is complete, and revenue is recognized at the time of the booking, as we have no post-booking obligations to the customer. We recognize this revenue net of an estimate of the impact of cancellations, which is not material, using historical cancellation rates and current trends. Contract assets are recognized for commissions that are contractually billable contingent upon completion of the experience.

TheFork Segment

We provide information and services for consumers to research and book restaurant reservations through our dedicated online restaurant reservations platform, TheFork. We primarily generate transaction fees (or per seated diner fees) that are paid by our restaurant customers for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by our restaurant customers. We invoice restaurants monthly for transaction fees. To a lesser extent, we also generate subscription fees for access to certain online reservation management services, marketing analytic tools, and menu syndication services. Our performance obligation is to provide restaurants with access to these services over the subscription period, which generally is one-month, and we recognize revenue once our performance obligation is met and invoice restaurants monthly for these subscription services.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective, which is, to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 13: Segment Information” our business consists of three reportable segments – (1) Tripadvisor Core; (2) Viator; and (3) TheFork. A reconciliation of disaggregated revenue to segment revenue is also included below.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Major products/revenue sources (1):	(in millions)
Tripadvisor Core
Tripadvisor-branded hotels	$188	$131	$322	$205
Tripadvisor-branded display and platform	37	26	63	40
Tripadvisor experiences and dining (2)	35	16	56	28
Other	14	11	24	18
Total Tripadvisor Core	274	184	465	291

Viator	136	40	192	52
TheFork	32	18	58	24
Intersegment eliminations (2)	(25)	(7)	(36)	(9)
Total Revenue	$417	$235	$679	$358
(1)
Our revenue is recognized primarily at a point in time for all reportable segments.
(2)
Tripadvisor experiences and dining revenue within the Tripadvisor Core segment are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 13: Segment Information” for a discussion of intersegment revenue for all periods presented.

The following table provides information about the opening and closing balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers (in millions):

	June 30, 2022	December 31, 2021
Accounts receivable	186	105
Contract assets	60	37
Total	$246	$142

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. Our contract assets increased during the first half of 2022 because of the increase in consumer travel demand and increased utilization of our CPA model by travel partners.

Contract liabilities generally include payments received in advance of performance under the contract and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet. As of January 1, 2022, we had $36 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $8 million and $26 million were recognized as revenue during the three and six months ended June 30, 2022, respectively. During the three months ended June 30, 2022, refunds due to cancellations by travelers were not material, while $2 million was refunded due to cancellations by travelers during the six months ended June 30, 2022. As of January 1, 2021, we had $28 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $6 million and $17 million were recognized as revenue and $1 million and $3 million were refunded due to cancellations by travelers during the three and six months ended June 30, 2021, respectively. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

There were no significant changes in contract assets or deferred revenue during both the three and six months ended June 30, 2022 and 2021, respectively, related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic resurges, or new variants emerge, we may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations and tour bookings, which have been reserved by travelers and recorded as deferred revenue on our unaudited condensed consolidated balance sheet as of June 30, 2022.

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

Cash, Cash Equivalents and Marketable Securities

As of June 30, 2022, we had $1.05 billion of cash and cash equivalents, which consisted of available on demand cash deposits and term deposits with maturities of 90 days or less at the date of purchase, respectively, in major global financial institutions. As of December 31, 2021, we had $723 million of cash and cash equivalents, which consisted of available on demand cash deposits in major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of June 30, 2022 and December 31, 2021, and there were no purchases or sales of any marketable securities during and for the three and six months ended June 30, 2022 and 2021.

The following table shows our cash equivalents, which are measured at fair value on a recurring basis and were categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheet as of June 30, 2022 (in millions):

	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
Level 2:
Term deposits	$250	$250	$250
Total	$250	$250	$250
(1)
We did not have any unrealized gains and losses related to our cash equivalents.

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

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows, primarily for the Euro versus the U.S. Dollar. For the three and six months ended June 30, 2022 and 2021, our forward contracts have not been designated as hedges and had maturities of less than 90 days. Our outstanding (or unsettled) forward contracts are carried at fair value on our unaudited condensed consolidated balance sheets at June 30, 2022 and December 31, 2021. We measure the fair value of our outstanding forward contracts using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statements of operations. We recorded a net gain of $2 million for both the three and six months ended June 30, 2022, while this amount was not material for both the three and six months ended June 30, 2021.

The following table shows the net notional principal amounts of our outstanding derivative instruments as of the periods presented:

	June 30, 2022	December 31, 2021
	(in millions)
Foreign currency exchange-forward contracts (1) (2)	$61	$9
(1)
Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.
(2)
The fair value of our outstanding derivatives as of June 30, 2022 was $1 million and is included in prepaid expenses and other current assets on our unaudited condensed consolidated balance sheet, while this amount was not material as of December 31, 2021. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the unaudited condensed consolidated balance sheet.

Counterparties to our outstanding forward contracts consist of major global financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We were not entered into any cash flow, fair value or net investment hedges as of June 30, 2022 or December 31, 2021.

Other Financial Assets and Liabilities

As of June 30, 2022 and December 31, 2021, financial instruments not measured at fair value on a recurring basis including accounts payable, accrued expenses and other current liabilities, and deferred merchant bookings, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable and contract assets, on our unaudited condensed consolidated balance sheets, as well as certain other financial assets, were measured at amortized cost and are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected.

The following table shows the aggregate principal and fair value amount of our outstanding 2025 Senior Notes and 2026 Senior Notes as of the periods presented, which are classified as long-term debt on our unaudited condensed consolidated balance sheets and considered Level 2 fair value measurements. Refer to “Note 7: Debt” for additional information on our 2025 Senior Notes and 2026 Senior Notes.

	June 30, 2022	December 31, 2021
	(in millions)
2025 Senior Notes
Aggregate principal amount	$500	$500
Carrying value amount (1)	494	493
Fair value amount (2)	487	531

2026 Senior Notes
Aggregate principal amount	$345	$345
Carrying value amount (3)	341	340
Fair value amount (2)	262	305
(1)
Net of $6 million and $7 million of unamortized debt issuance costs as of June 30, 2022 and December 31, 2021, respectively.
(2)
We estimate the fair value of our outstanding 2025 Senior Notes and 2026 Senior Notes based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.
(3)
Net of $4 million and $5 million of unamortized debt issuance costs as of June 30, 2022 and December 31, 2021, respectively.

Risks and Concentrations

In addition to the risks we face related to COVID-19, which is discussed in “Note 1: Business Description and Basis of Presentation”, our business is subject to certain financial risks and concentrations, including concentration related to dependence on our relationships with our customers. For the year ended December 31, 2021, our two most significant travel partners, Expedia Group, Inc. (and its subsidiaries) and Booking Holdings, Inc. (and its subsidiaries), each accounted for 10% or more of our consolidated revenue and together accounted for approximately 34% of our consolidated revenue, with nearly all of this revenue concentrated in our Tripadvisor Core segment.

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

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd, which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $33 million and $34 million as of June 30, 2022 and December 31, 2021, respectively, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During both the three months ended June 30, 2022 and 2021, our share of the investee’s net loss recorded in other income (expenses), net within the unaudited condensed consolidated statements of operations was not material. During both the six months ended June 30, 2022 and 2021, we recognized $1 million, representing our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statements of operations. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During the three and six months ended June 30, 2022 and 2021, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related-party transactions, and were not material during the three and six months ended June 30, 2022 and 2021.

Other Long-Term Assets

The Company holds collateralized notes (the “Notes Receivable”) issued by a privately held company with a total principal amount of $20 million. The Company has classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due in 5 years and the remaining 50% due in 10 years from issuance date. As of both June 30, 2022 and December 31, 2021, the carrying value of the Notes Receivable was $9 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our unaudited condensed consolidated balance sheets at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

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

During the three months end June 30, 2022, subsequent to our annual impairment test in the fourth quarter of 2021, the composition of our reportable segments was changed, as discussed in “Note 13: Segment Information.” Following the change in reportable segments, our new reporting units for the purposes of goodwill impairment testing are as follows: (1) Tripadvisor Core, (2) Viator (formerly Experiences), and (3) TheFork. The Tripadvisor Core reporting unit includes the operations of the following legacy reporting units (including the carrying value of their related goodwill): Hotels, Media & Platform, Rentals, Flights & Car, Cruises, and Tripadvisor Restaurants.

As a result of this reporting unit change, we performed a qualitative assessment on our legacy reporting units prior to operationalizing the new segment reporting structure and determined that it was more likely than not that the fair value of all legacy reporting units was greater than the carrying value, which is consistent with our conclusion in the fourth quarter of 2021. As part of our qualitative assessment for our goodwill impairment analysis of our legacy reporting units, the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) evaluation of current and future forecasted financial results of the reporting units, (f) comparison of our current financial performance to historical and budgeted results of the reporting units, (g) change in excess of the Company’s market capitalization over its book value, (h) changes in estimates, valuation inputs, and/or assumptions since the last quantitative analysis of the reporting units, (i) changes in the regulatory environment, (j) changes in strategic outlook or organizational structure and leadership of the reporting units, and (k) other relevant factors, and how these factors might impact specific performance in future periods.

We then performed a goodwill impairment test for each of our three new reporting units (Tripadvisor Core, Viator, and TheFork) upon the change in reportable segments using a quantitative assessment. We concluded the estimated fair values were significantly in excess of the carrying values for these reporting units. Therefore, no indications of impairment were identified as a result of these changes as of June 30, 2022.

Management exercised judgment related to the determination of the fair value of our new reporting units. The fair value of our reporting units were estimated using an equal weighting of a market approach by using public company multiples and/or other precedent transactions and a discounted cash flow methodology. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. This analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, the estimation of the long-term growth rate and profitability of the reporting unit, determination of the Company's weighted average cost of capital and income tax rates. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and/or income multiples in estimating the fair value of the reporting units. Significant changes in these estimates and assumptions could materially affect the fair value of the reporting unit, potentially resulting in a non-cash impairment charge.

	Hotels, Media & Platform	Experiences & Dining	Other (2)	Tripadvisor Core	Viator	TheFork	Total
	(in millions)
Balance as of December 31, 2021	$407	$344	$92	$—	$—	$—	$843
Foreign currency translation adjustments	—	(18)	(5)	—	—	—	(23)
Allocation to new segments (1)	(407)	(326)	(87)	599	120	101	—
Balance as of June 30, 2022	$—	$—	$—	$599	$120	$101	$820
(1)
See “Note 13: Segment Information” for information regarding our reportable segment changes in the second quarter of 2022.
(2)
Other consists of the combination of Rentals, Flights & Car, and Cruises, and did not previously constitute a reportable segment.

There were no goodwill impairment charges recognized to our unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2022 and 2021. As of both June 30, 2022 and December 31, 2021, accumulated goodwill impairment losses totaled $3 million, which was associated with the Tripadvisor Core segment as of June 30, 2022 and Other as of December 31, 2021.

NOTE 6: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	June 30, 2022	December 31, 2021
	(in millions)
Accrued salary, bonus, and related benefits	$47	$58
Accrued marketing costs	65	27
Interest payable (1)	17	16
Current income taxes payable	2	3
Finance lease liability - current portion	6	6
Operating leases liability - current portion	17	20
Other	59	51
Total	$213	$181
(1)
Amount relates primarily to unpaid interest accrued on our 2025 Senior Notes. Refer to “Note 7: Debt” for further information.

NOTE 7: DEBT

The Company’s outstanding debt consisted of the following for the periods presented:

June 30, 2022	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(6)	$494
2026 Senior Notes	345	(4)	341
Total Long-Term Debt	$845	$(10)	$835

December 31, 2021	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(7)	$493
2026 Senior Notes	345	(5)	340
Total Long-Term Debt	$845	$(12)	$833

Credit Facility

We are party to a credit agreement with a group of lenders initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”) with a maturity date of May 12, 2024. The Company may borrow from the Credit Facility in U.S. dollars and Euros. In addition, our Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. The Credit Facility, among other things, requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.

As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Credit Facility and had issued $3 million of undrawn standby letters of credit under the Credit Facility. For the three months ended June 30, 2022, total interest expense and commitment fees on our Credit Facility was not material, while during the six months ended June 30, 2022, we recorded total interest expense and commitment fees on our Credit Facility of $1 million to interest expense on our unaudited condensed consolidated statements of operations. For both the three and six months ended June 30, 2021, we recorded total interest expense and commitment fees on our Credit Facility of $1 million to interest expense on our unaudited condensed consolidated statements of operations.

We amended the Credit Facility during 2020 to, among other things: suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020, replacing it with a minimum liquidity covenant through June 30, 2021 (requiring the Company to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity), until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of the Company, at which time the leverage ratio covenant will be reinstated (the “Leverage Covenant Holiday”).

The Company remained in the Leverage Covenant Holiday as of June 30, 2022. Based on the Company’s existing leverage ratio, any outstanding or future borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”) with a London Inter-Bank Offered Rate (“LIBOR”) floor of 1.00% per annum; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”). In addition, based on the Company’s existing leverage ratio, we are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30% as of June 30, 2022, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and in connection with the issuance of letters of credit.

There is no specific repayment date prior to the maturity date for any borrowings under the Credit Agreement. We may voluntarily repay any outstanding borrowing under the Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The Credit Agreement contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Credit Agreement also limits the Company from repurchasing shares of its common stock and paying dividends, among other restrictions, during the Leverage Covenant Holiday. In addition, to secure the obligations under the Credit Agreement, the Company and certain subsidiaries have granted security interests and liens in and on substantially all of their assets as well as pledged shares of certain of the Company’s subsidiaries. The Credit Agreement also contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the Credit Facility. As of June 30, 2022 and December 31, 2021, we were in compliance with our covenants.

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

The Company has the option to redeem all or a portion of the 2025 Senior Notes at the redemption prices set forth in the 2025 Indenture, plus accrued and unpaid interest, if any. Subject to certain limitations, in the event of a Change of Control Triggering Event (as defined in the 2025 Indenture), the Company will be required to make an offer to purchase the 2025 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2025 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase. These features have been evaluated as embedded derivatives under GAAP; however, the Company has concluded they do not meet the requirements to be accounted for separately.

As of both June 30, 2022 and December 31, 2021, unpaid interest on our 2025 Senior Notes totaled approximately $16 million, and is included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheet. During the three and six months ended June 30, 2022, we recorded interest expense of $9 million and $18 million, respectively, while during the three and six months ended June 30, 2021, we recorded interest expense of $9 million and $17 million, respectively, to interest expense on our unaudited condensed consolidated statements of operations.

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

2026 Senior Notes

On March 25, 2021, we entered into a purchase agreement for the sale of $300 million aggregate principal amount of 0.25% Convertible 2026 Senior Notes due 2026 (the “2026 Senior Notes”) in a private offering to qualified institutional buyers. The 2026 Senior Notes included an over-allotment option that provided the initial purchasers of the 2026 Senior Notes with the option to purchase an additional $45 million aggregate principal amount of the 2026 Senior Notes; such over-allotment option was fully exercised. In connection with the issuance of the 2026 Senior Notes, the Company entered into an Indenture, dated March 25, 2021 (the “2026 Indenture”), among the Company, the guarantors party thereto and the trustee. The terms of the 2026 Senior Notes are governed by the 2026 Indenture. The 2026 Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Senior Notes are senior unsecured obligations of the Company, although guaranteed by certain of the Company’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year, which began on October 1, 2021. As of June 30, 2022 and December 31 2021, unpaid interest on our 2026 Senior Notes was not material.

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

The Company accounts for the 2026 Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2026 Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount, and the Company used a portion of the proceeds from the 2026 Senior Notes to enter into capped call transactions, as discussed below. The Company intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of our 2025 Senior Notes prior to maturity. The debt issuance costs will be amortized over the remaining term of the 2026 Senior Notes, using the effective interest rate method, and recorded to interest expense on our unaudited condensed consolidated statements of operations. During both the three and six months ended June 30, 2022, our effective interest rate, including the debt issuance costs, was approximately 0.50% and total interest expense on our 2026 Senior Notes was not material in any period. During both the three and six months ended June 30, 2021, our effective interest rate, including the debt issuance costs, was approximately 0.60% and total interest expense on our 2026 Senior Notes was not material in any period.

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

The Capped Calls are considered indexed to our own stock and are considered equity classified under GAAP, and included as a reduction to additional paid-in-capital within stockholders’ equity on the unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period. In addition, we recorded a deferred tax asset of $9 million associated with the Capped Calls on our unaudited condensed consolidated balance sheet during the three months ended March 31, 2021, as we made an income tax election allowable under Internal Revenue Service (the “IRS”) regulations in order to recover the cost of the Capped Calls as interest expense for income tax purposes only over the term of the 2026 Senior Notes.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act made tax law changes to provide financial relief to companies as a result of the business impacts of COVID-19. Key income tax provisions of the CARES Act include changes in net operating losses (“NOL”) carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allowed the Company to carryback our U.S. federal NOLs incurred in 2020, generating an expected U.S. federal tax benefit of $76 million, of which $64 million was refunded during the three months ended June 30, 2022. The remaining refund of $12 million is included in income taxes receivable on our unaudited condensed consolidated balance sheet as of June 30, 2022 and is expected to be received during the second half of 2022. In addition, $25 million of this refund received was recorded to long-term taxes payable within other long-term liabilities on our unaudited condensed consolidated balance sheet as of June 30, 2022, which reflects future transition tax payments related to the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).

In addition, certain governments have passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, wage tax relief or other financial aid. Some of these governments have extended or are considering extending these programs. We have participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as programs in other jurisdictions. In addition, in certain countries, such as within the European Union, Singapore, Australia, and other jurisdictions, we are also participating in programs where government assistance is in the form of wage subsidies and reductions in wage-related employer taxes paid by us. We recognize these government assistance benefits when there is a reasonable assurance of compliance with the conditions associated with the assistance and the amount is received. During the three and six months ended June 30, 2022, we recognized non-income tax related government assistance benefits of $11 million and $12 million, respectively, while during the three and six months ended June 30, 2021, we recognized non-income tax related government assistance benefits of $2 million and $5 million, respectively. These amounts are not income tax related and were recorded as a reduction of personnel and overhead costs in the unaudited condensed consolidated statements of operations.

We recorded total income tax provisions of $22 million and $24 million for the three and six months ended June 30, 2022, respectively, and total income tax benefits of $6 million and $21 million for the three and six months ended June 30, 2021, respectively. The change in our income tax provisions during the three and six months ended June 30, 2022, when compared to the same period in 2021, was primarily due to an increase in pretax income recognized during both the three and six months ended June 30, 2022.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of June 30, 2022, we had an accrued interest liability of $41 million and no penalties have been accrued.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011, 2012 through 2016, and 2018 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of June 30, 2022, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2012 through 2016 standalone IRS audit, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of our standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years; and in August 2020, we received Notices of Proposed Adjustment from the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $115 million to $125 million at the close of the audit if the IRS prevails, which includes $20 million to $30 million related to the 2009 through 2011 pre Spin-Off tax years. The estimated range takes into consideration competent authority relief and transition tax regulations, and is exclusive of deferred tax consequences and interest expense, which would be significant. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2016 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for tax years 2009 through 2016. We expect the competent authorities to present a resolution for the 2009 through 2013 tax years in the near future. Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all open subsequent years.

In January 2021, we received from HMRC an issue closure notice relating to adjustments for 2012 through 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $40 million to $50 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.

NOTE 9: COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, there have been no material changes to our commitments and contingencies since December 31, 2021. Refer to “Note 13: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

NOTE 10: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and RSUs, on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Cost of revenue	$—	$—	$1	$1
Selling and marketing	3	4	6	8
Technology and content	9	13	18	24
General and administrative	9	15	18	28
Total stock-based compensation expense	21	32	43	61
Income tax benefit from stock-based compensation	(5)	(6)	(9)	(11)
Total stock-based compensation expense, net of tax	$16	$26	$34	$50

We capitalized $2 million and $5 million of stock-based compensation expense as website development costs during the three and six months ended June 30, 2022, respectively, and $3 million and $7 million during the three and six months ended June 30, 2021, respectively.

Stock-Based Award Activity and Valuation

2022 Stock Option Activity

A summary of our stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2021	5,671	$47.03
Granted	45	25.84
Exercised (1)	(7)	24.32
Cancelled or expired	(906)	44.53
Options outstanding at June 30, 2022	4,803	$47.34	5.0	$—
Exercisable as of June 30, 2022	3,476	$51.47	4.0	$—
Vested and expected to vest after June 30, 2022 (2)	4,803	$47.34	5.0	$—
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

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of June 30, 2022 was $17.80. The total intrinsic value of stock options exercised for the six months ended June 30, 2022 was not material, and for the six months ended June 30, 2021 was $8 million.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Six months ended
	June 30,
	2022	2021
Risk free interest rate	2.21%	0.66%
Expected term (in years)	5.14	5.33
Expected volatility	51.21%	49.69%
Expected dividend yield	— %	— %
Weighted-average grant date fair value	$12.13	$20.39

Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of stock options vested was $7 million and $11 million for the six months ended June 30, 2022 and 2021, respectively.

2022 RSU Activity

A summary of our activity with respect to restricted stock units (“RSUs”), consisting primarily of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2021	5,786	$36.82
Granted	5,440	26.86
Vested and released (1)	(1,528)	41.52
Cancelled	(847)	33.92
Unvested RSUs outstanding as of June 30, 2022 (2)	8,851	$30.17	$158
(1)
Inclusive of approximately 340,000 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.
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

A summary of our activity related to market-based RSUs (“MSUs”), is presented below:

		Weighted
		Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2021	120	$28.15
Cancelled	(35)	28.15
Unvested MSUs outstanding as of June 30, 2022 (1)	85	$28.15	$2

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

Total current income tax benefits associated with the exercise or settlement of Tripadvisor stock-based awards held by our employees was $1 million and $3 million during the three and six months ended June 30, 2022, respectively, and $5 million and $14 million during the three and six months ended June 30, 2021, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at June 30, 2022 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs/MSUs
Unrecognized compensation expense	$11	$212
Weighted average period remaining (in years)	2.3	3.0

NOTE 11: STOCKHOLDERS’ EQUITY

On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million. This share repurchase program has no expiration date but may be suspended or terminated by our Board of Directors at any time. During the three and six months ended June 30, 2022 and 2021, respectively, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. As of June 30, 2022 and December 31, 2021, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program and 18,844,614 shares of the Company’s common stock held in treasury with an aggregate cost of $722 million.

Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program discussed above in compliance with applicable legal requirements. While the Board of Directors has not suspended or terminated the share repurchase program, the terms of the Credit Agreement currently limit the Company from engaging in share repurchases during the Leverage Covenant Holiday and the terms of our 2025 Indenture also impose certain limitations and restrictions on share repurchases. Refer to “Note 7: Debt” for further information about our Credit Facility and our 2025 Indenture.

NOTE 12: EARNINGS PER SHARE

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

In periods of net income, shares of our common stock subject to the potential conversion of the 2026 Senior Notes outstanding during the period is also included in our weighted average number of shares outstanding used to calculate Diluted EPS using the if-converted method under GAAP, as share settlement is presumed. The Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of June 30, 2022 and 2021, the market price of a share of our common stock did not exceed the $107.36 cap price.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$31	$(40)	$(3)	$(120)
Denominator:
Weighted average shares used to compute Basic EPS	139,692	137,076	139,392	136,411
Weighted average effect of dilutive securities:
Stock options	1	—	—	—
RSUs/MSUs	1,129	—	—	—
2026 Senior Notes (Note 7)	4,674	—	—	—
Weighted average shares used to compute Diluted EPS	145,496	137,076	139,392	136,411
Basic EPS	$0.22	$(0.29)	$(0.02)	$(0.88)
Diluted EPS	$0.21	$(0.29)	$(0.02)	$(0.88)

Potential common shares, consisting of outstanding stock options, RSUs, MSUs, and those shares issuable under the 2026 Senior Notes, totaling approximately 11.5 million shares and 15.2 million shares for the three and six months ended June 30, 2022, respectively, and approximately 16.9 million shares and 17.4 million shares for the three and six months ended June 30, 2021, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares from certain performance-based awards of approximately 0.1 million shares for both the three and six months ended June 30, 2022, respectively, and approximately 0.2 million shares for both the three and six months ended June 30, 2021, respectively, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

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

NOTE 13: SEGMENT INFORMATION

In the second quarter of 2022, we revised our segment reporting structure. We now measure our business within three operating segments, which also are our reportable segments: (1) Tripadvisor Core; (2) Viator; and (3) TheFork. Our Tripadvisor Core segment includes the following revenue sources: (1) Tripadvisor-branded hotels – consisting of hotel auction revenue, primarily click-based advertising revenue, and hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue; (2) Tripadvisor-branded display and platform revenue – consisting primarily of display-based advertising revenue; (3) Tripadvisor experiences and dining revenue – consisting of intercompany (intersegment) revenue related to affiliate marketing commissions earned primarily from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to external revenue generated from Tripadvisor restaurant service offerings; and (4) Other revenue – consisting of cruises, rentals, flights, and cars revenue. The nature of the services provided and revenue recognition policies are summarized by reportable segment in “Note 3: Revenue Recognition.” All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q. These reclassifications had no effect on our unaudited condensed consolidated financial statements in any period. Our segment profit measure (Adjusted EBITDA), including its definition, and other information provided to our CODM remain consistent with prior periods, except for certain segment expense allocations, which are described below.

Our operating segments are determined based on how our CODM manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of resources. Adjusted EBITDA is our segment profit measure and a key measure used by our CODM and Board of Directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. We define Adjusted EBITDA as net income (loss) plus: (1) (provision) benefit for income taxes; (2) other income (expense), net; (3) depreciation and amortization; (4) stock-based compensation and other stock-settled obligations; (5) goodwill, intangible asset, and long-lived asset impairments; (6) legal reserves and settlements; (7) restructuring and other related reorganization costs; and (8) non-recurring expenses and income.

Direct costs are included in the applicable operating segments, including certain corporate general and administrative personnel costs, which have been allocated to each segment. We base these allocations on time-spent analyses, headcount, and other allocation methods we believe are reasonable. We do not allocate certain shared expenses to our reportable segments, such as certain information system costs, technical infrastructure costs, and other costs supporting the Tripadvisor platform and operations, that we do not believe are a material driver of individual segment performance, which is consistent with the financial information viewed by our CODM. We include these expenses in our Tripadvisor Core segment. Our allocation methodology is periodically evaluated and may change.

The following tables present our reportable segment information for the three and six months ended June 30, 2022 and 2021 and includes a reconciliation of Adjusted EBITDA to Net Income (Loss). We record depreciation and amortization and stock-based compensation and other stock-settled obligations, goodwill, intangible asset and other long-lived asset impairments, legal reserves and settlements, restructuring and other related reorganization costs, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in Corporate and Eliminations. In addition, we do not report our assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Tripadvisor Core segment to both our Viator and TheFork segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within Corporate and Eliminations in the table below.

	Three months ended June 30, 2022
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$249	$136	$32	$—	$417
Intersegment revenue	25	—	—	(25)	—
Total Revenue	$274	$136	$32	$(25)	$417
Adjusted EBITDA	116	—	(7)	—	109
Depreciation and amortization				(25)	(25)
Stock-based compensation				(21)	(21)
Operating income (loss)					63
Other income (expense), net					(10)
Income (loss) before income taxes					53
(Provision) benefit for income taxes					(22)
Net income (loss)					31

	Three months ended June 30, 2021
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$177	$40	$18	$—	$235
Intersegment revenue	7	—	—	(7)	—
Total Revenue	$184	$40	$18	$(7)	$235
Adjusted EBITDA	49	(13)	(11)	—	25
Depreciation and amortization				(28)	(28)
Stock-based compensation				(32)	(32)
Operating income (loss)					(35)
Other income (expense), net					(11)
Income (loss) before income taxes					(46)
(Provision) benefit for income taxes					6
Net income (loss)					(40)

	Six months ended June 30, 2022
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$429	$192	$58	$—	$679
Intersegment revenue	36	—	—	(36)	—
Total Revenue	$465	$192	$58	$(36)	$679
Adjusted EBITDA	172	(20)	(15)	—	137
Depreciation and amortization				(50)	(50)
Stock-based compensation				(43)	(43)
Operating income (loss)					44
Other income (expense), net					(23)
Income (loss) before income taxes					21
(Provision) benefit for income taxes					(24)
Net income (loss)					(3)

	Six months ended June 30, 2021
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$282	$52	$24	$—	$358
Intersegment revenue	9	—	—	(9)	—
Total Revenue	$291	$52	$24	$(9)	$358
Adjusted EBITDA	55	(26)	(30)	—	(1)
Depreciation and amortization				(57)	(57)
Stock-based compensation				(61)	(61)
Operating income (loss)					(119)
Other income (expense), net					(22)
Income (loss) before income taxes					(141)
(Provision) benefit for income taxes					21
Net income (loss)					(120)
(1)
Corporate general and administrative personnel costs of $2 million for both the three and six months ended June 30, 2022, and $2 million and $3 million for the three and six months ended June 30, 2021, respectively, were allocated to the Viator and TheFork segments.
(2)
Includes allocated corporate general and administrative personnel costs from our Tripadvisor Core segment of $1 million for both the three and six months ended June 30, 2022, and $1 million for both the three and six months ended June 30, 2021.
(3)
Includes allocated corporate general and administrative personnel costs from our Tripadvisor Core segment of $1 million for both the three and six months ended June 30, 2022, and $1 million and $2 million for the three and six months ended June 30, 2021, respectively.

Customer Concentrations

Refer to “Note 4: Financial Instruments and Fair Value Measurements” under the section entitled “Risks and Concentrations” for information regarding our major customer concentrations.

Product Information

Revenue sources within our Tripadvisor Core segment, consisting of Tripadvisor-branded hotels revenue, Tripadvisor-branded display and platform revenue, Tripadvisor experiences and dining revenue, and other revenue, along with our Viator and TheFork segment revenue sources, comprise our products. Refer to “Note 3: Revenue Recognition” for our revenue by products.
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

Executive Financial Summary

Tripadvisor operates the world’s largest travel guidance platform, as measured by unique users de-duplicated monthly, according to SimilarWeb. As a result, Tripadvisor represents an attractive platform for travel partners – including hotel chains, independent hoteliers, OTAs, destination marketing organizations, experience operators, restaurants, and other travel-related and non-travel related product and service providers – who seek to market and sell their products and services to a global audience. Tripadvisor’s platform and product offerings enable consumers to discover, research and price shop a variety of travel products, including hotels, cruises, vacation rentals, flights, cars, tours, travel activities and other experiences, and restaurants; and book a number of these travel experiences either directly on our platform, or on our travel partners’ websites or mobile apps.

Segments

In the second quarter of 2022, as part of our continuous review of the business and in consultation with our new CEO, we evaluated our operations and realigned the reportable segment information which our CODM regularly assesses to evaluate performance for operating decision-making purposes, including allocation of resources. The CODM for the Company is our CEO. The revised segment reporting structure includes the following reportable segments: (1) Tripadvisor Core; (2) Viator; and (3) TheFork. For further information, including the change in segments and principal revenue streams within these segments, refer to “Note 3: Revenue Recognition,” “Note 5: Goodwill,” and “Note 13: Segment Information,” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q. These reclassifications had no effect on our unaudited condensed consolidated financial statements in any period.

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

COVID-19

The COVID-19 pandemic caused significant negative impact on the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”), and consequently adversely and materially affected our business, results of operations, liquidity and financial condition beginning in early 2020 and throughout that year. Although continuing to materially impact our business during 2021, these trends generally improved, although unevenly at times throughout 2021, with continuous improvement seen during the first six months of 2022. The Company experienced a return to near parity with pre-COVID-19 revenue levels during the second quarter of 2022, given what we believe to be pent-up consumer demand for travel industry related services, as well as continued easing of government travel restrictions.

Traffic trends on our platform, a leading indicator of consumer travel demand, have improved substantially since the trough of significant declines seen in March and April 2020. By means of showing a comparison to a pre-COVID-19 timeframe, average monthly unique users on Tripadvisor-branded websites during the second quarter of 2022 was approximately 83% of 2019’s comparable period, an increase from approximately 70% of 2019’s comparable period during the second quarter of 2021. Our consolidated revenue for the three and six months ended June 30, 2022 was $417 million, an increase of 77%, and $679 million, an increase of 90%, respectively, when compared to the same periods in 2021. In addition, by means of showing a comparison to a pre-COVID-19 timeframe, consolidated revenue for the second quarter of 2022 nearly reached parity with 2019’s comparable period, an increase from approximately 56% of 2019’s comparable period during the second quarter of 2021.

We continue to be subject to risks and uncertainties related to the COVID-19 pandemic. Continued widespread vaccine distributions, efficacy against existing variants (e.g., Delta, Omicron, and BA.5) and future variants, if any, of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, the extent and effectiveness of containment actions taken, and whether consumers' demand for travel and hospitality services continue to be or become negatively impacted remain uncertain. We continue to believe the travel industry, and our financial results, would be adversely and materially affected upon a resurgence of existing COVID-19 variants (e.g., Delta, Omicron, and BA.5) or if new variants emerge which result in reinstated travel bans and/or other government restrictions and mandates, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

Although uncertainty remains, we have generally seen continuous, albeit uneven, improvement in the travel market throughout 2021, and during the first half of 2022, given what we believe to be continued pent-up consumer demand for travel industry related services.

Tripadvisor Core Segment

Our Tripadvisor Core segment is comprised of: (1) Tripadvisor-branded hotels – consisting of hotel auction revenue, primarily click-based advertising revenue, and hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue; (2) Tripadvisor-branded display and platform revenue – primarily consisting of display-based advertising revenue; (3) Tripadvisor experiences and dining revenue – consisting of intercompany (intersegment) revenue related to affiliate marketing commissions earned primarily from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to revenue generated from Tripadvisor restaurant service offerings; and (4) Other revenue – consisting of cruises, rentals, flights, and cars revenue. For further information on the principal revenue streams within this segment refer to “Note 3: Revenue Recognition” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

Our overall strategic objective in our Tripadvisor Core segment is to drive revenue and profits while delivering compelling services to consumers and driving a holistic user experience, increased customer engagement and monetization, as well as offering travel partners a diverse set of advertising opportunities on the Tripadvisor platform.

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

As noted in the “COVID-19” discussion above, easing of travel restrictions across the world and an increase in consumer travel demand drove improved financial results during the first half of 2022, as Tripadvisor Core revenue increased by 49% and 60% during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, despite the significant impact from the Omicron variant in the month of January 2022, as travel demand and revenue rebounded significantly in 2022. By means of showing a comparison to a pre-COVID-19 timeframe, during the three months ended June 30, 2022, Tripadvisor Core revenue reached approximately 84% of 2019’s comparable period, an increase from approximately 56% of 2019’s comparable period during the second quarter of 2021, while during the six months ended June 30, 2022, Tripadvisor Core revenue reached approximately 72% of 2019’s comparable period, an increase from approximately 45% of 2019’s comparable period during the six months ended June 30, 2021. Tripadvisor-branded hotels revenue increased 44% and 57%, respectively, during the three and six months ended June 30, 2022, when compared to the same periods in 2021, primarily driven by growth in our hotel auction revenue. During the three months ended June 30, 2022, Tripadvisor-branded hotels revenue reached approximately 89% of 2019’s comparable period, an increase from approximately 62% of 2019’s comparable period during the second quarter of 2021. The Company saw strength of recovery in all markets during the second quarter of 2022. In particular, our U.S. and Europe hotel auction revenue during the second quarter of 2022 showed continued improvement on strong consumer travel demand. Our hotel auction revenue increased sequentially during the second quarter of 2022 when compared as a percentage to 2019's comparable period. In addition, our U.S. and Europe hotel auction CPC rates were above 2019 levels during the second quarter of 2022, demonstrating strong travel partner engagement on our platform as consumer travel demand recovers in the U.S. and Europe. Although slower to recover, hotel auction revenue in the rest of the world showed significant improvement during the second quarter of 2022. As a result of these overall positive trends noted above, we increased our performance marketing investment during the first half of 2022 in correlation with the increase in consumer travel demand and a more favorable hotel auction environment. Relative strength in CPC pricing allowed us to increase spend in marketing channels at a profitable ROAS (return on ad spend), while our free traffic, in particular SEO traffic, has been slower to recover.

While slower to recover than Tripadvisor-branded hotels revenue, our display and platform revenue increased by 42% and 58% during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. In addition, and by means of also showing a comparison to a pre-COVID-19 timeframe, Tripadvisor-branded display and platform revenue for the three months ended June 30, 2022 was approximately 86% of 2019’s comparable period, an increase from approximately 60% of 2019’s comparable period during the three months ended June 30, 2021, while during the six months ended June 30, 2022, Tripadvisor-branded display and platform revenue reached approximately 78% of 2019’s comparable period, an increase from approximately 49% of 2019’s comparable period during the six months ended June 30, 2021. This overall improvement during the first half of 2022 was primarily driven by an increase in marketing spend from our advertisers in correlation with increasing consumer travel demand, as discussed above.

Our Tripadvisor experiences and dining revenue increased by 119% and 100% during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by our experiences offering as a result of the growing travel demand recovery driven by the easing of government restrictions and increasing consumer travel demand. In addition, and by means of also showing a comparison to a pre-COVID-19 timeframe, Tripadvisor experiences and dining revenue for the three months ended June 30, 2022 was approximately 117% of 2019’s comparable period, an increase from approximately 53% of 2019’s comparable period during the three months ended June 30, 2021, while during the six months ended June 30, 2022, Tripadvisor experiences and dining revenue reached approximately 110% of 2019’s comparable period, an increase from approximately 55% of 2019’s comparable period during the six months ended June 30, 2021.

Similar to our other business units, financial results in Other revenue, also improved during the three and six months ended June 30, 2022, when compared to the same periods in 2021, as a result of increased consumer travel demand as part of the growing travel demand recovery. We continue to operate these businesses opportunistically as they complement our overall strategic objectives to deliver more value to consumers and travel partners.

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

Viator Segment

We provide an online marketplace that allows travelers to research and book tours, activities and attractions in popular travel destinations across the globe through our stand-alone Viator-branded platform, which includes website, mobile web, and mobile app. Through Viator, we also power traveler bookings of tours, activities and attractions on behalf of third-party distribution partner websites, including the Tripadvisor platform as well as many of the world’s major OTA, airlines, hotels, online and offline travel agencies, and other prominent content and eCommerce brands.

Our Viator segment contributes to the comprehensive user experience Tripadvisor delivers to its travelers, which we believe helps to increase awareness of, loyalty to, and engagement with our products. Viator also drives more bookings to our travel partners, such as tour operators, which helps them generate greater revenue and increased profitability on our platform. The global tours, activities, and attractions market is large and highly fragmented, with the vast majority of bookings still occurring through traditional offline sources. However, there is a secular shift occurring as this market continues to grow and moves more online and we believe Viator is well positioned to benefit from this trend. Given the significant growth prospects in this large global market, we expect to continue to invest in the Viator business to take advantage of these opportunities to increase consumer engagement, bookings and revenue growth for the long-term.

This segment was negatively and materially impacted at varying levels by a significant reduction in consumer demand due to the COVID-19 pandemic beginning in the first quarter of 2020 and throughout that year, which had reduced consumer willingness to research, purchase, and consume travel activities. This negative impact was driven by a wide variety of government-instituted actions and restrictions around the globe aimed at limiting the spread of the virus, all of which have impacted consumer access to experience offerings.

We began to see improvement in our Viator segment’s financial results during the third quarter of 2021, and this trend continued in the second quarter of 2022, as revenue increased by 240% during the three months ended June 30, 2022, when compared to the same period in 2021, primarily driven by our Viator point of sale and as a result of the growing travel demand recovery and the continued easing of government restrictions. By means of showing a comparison to a pre-COVID-19 timeframe, our Viator segment revenue for the second quarter of 2022 was approximately 160% of 2019’s comparable period, an increase from approximately 47% of 2019’s comparable period during the second quarter of 2021. As a result of strong consumer demand in our Viator segment with the growing travel demand recovery during the first half of 2022, we significantly increased investments in performance marketing channels in order to capture additional market share while maintaining a positive return on investment measured over the projected lifetime of a customer. From a geographical perspective, we continued to see strong revenue growth in the U.S., as well as in Europe, during the second quarter of 2022 as travel between North America and Europe increased.

We continue to execute on new initiatives to delight and engage new and repeat travelers. For example, we recently improved our site navigation, recommendations, sort orders, and quality of our bookable products. We also created new traveler payment offerings and traveler support improvements, as new customer acquisition remains a key growth opportunity during the growing travel recovery. We also remain focused on improving the traveler experience by enhancing the performance and capabilities of Viator’s mobile app. For travel partners on Viator’s platform, we are focused on scaling a new advertising program, Viator Accelerate, which is aimed at helping operators increase their visibility on the platform through targeted advertising, ultimately with the goal of increasing a travel partner’s bookings and traveler reach.

TheFork Segment

We provide information and services for consumers to research and book restaurant reservations through our stand-alone TheFork business in our dedicated online restaurant reservations platform, TheFork. TheFork is primarily European based, with operations in all major European markets. We primarily generate transaction fees (or per seated diner fees) that are paid by our restaurant customers for diners seated primarily from bookings through TheFork’s online reservation system.

TheFork segment contributes to and complements the comprehensive user experience we deliver, which we believe helps to increase awareness and loyalty to our products, which in turn drives more bookings to our restaurant partners and generates greater revenue and increased profitability on our restaurant reservations platform. Given the significant market opportunities in this large category, we expect to continue to invest in building this offering, including online traffic acquisition, in building out TheFork brand, in order to drive consumer engagement, bookings for our restaurant partners, obtain additional restaurant supply, and revenue growth for the long-term. Furthermore, we are actively investing in, including additional personnel, to support increased payment options and technology integration in our TheFork app to allow users to increase engagement beyond booking and into payment offerings such as TheFork PAY.

This segment was negatively and materially impacted at varying levels by a significant reduction in consumer demand due to the COVID-19 pandemic beginning in the first quarter of 2020. This negative impact has also been driven by a wide variety of government-instituted actions and restrictions around the globe aimed at limiting the spread of the virus, all of which have impacted consumer access to restaurants.

During the first quarter of 2021, restaurants in most of the European countries in which TheFork operates were ordered to remain closed. In TheFork segment, we saw a notable recovery beginning in mid-May 2021, as restaurants in most European countries in which TheFork operates began reopening for in-restaurant dining. However, late in the fourth quarter of 2021 and early into the first quarter of 2022, Omicron-related restrictions and related impact to consumer demand within Europe again began to impact TheFork. TheFork segment revenue during the second quarter of 2022 increased by approximately 78% when compared to the same period in 2021, primarily driven by the re-opening of restaurants for in-restaurant dining, which were ordered to remained closed in most European countries during the second quarter of 2021, and improving consumer demand. By means of showing a comparison to a pre-COVID-19 timeframe, TheFork revenue during the second quarter of 2022 slightly exceeded parity with 2019's comparable period, an increase from approximately 58% of 2019’s comparable period during the second quarter of 2021.

Employees

As of June 30, 2022, the Company had 2,852 employees. Approximately 55%, 35%, and 10% of the Company’s current employees are based in Europe, the U.S., and the rest of world, respectively. Our number of employees increased approximately 8% as compared to June 30, 2021. Additionally, we use contingent workers, including temporary employees, agency employees and independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. During the first half of the year, experience and rentals bookings typically exceed the amount of completed experiences and rental stays, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative.

Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, although consumer travel demand was materially lower than historic levels due to the impact of COVID-19 on our business during 2020, these trends generally improved, albeit unevenly, during 2021, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends, which has continued during the first half of 2022. However, it is difficult to predict the seasonality for the upcoming quarters, given the sustained uncertainty related to the continued macroeconomic impact of the COVID-19 pandemic and whether there are resurgences, or if new variants emerge, and the pace of continued recovery in our key markets.

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

Statements of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenue	$417	$235	77%	$679	$358	90%

Costs and expenses:
Cost of revenue	31	19	63%	53	31	71%
Selling and marketing	217	123	76%	357	196	82%
Technology and content	53	54	(2)%	107	109	(2)%
General and administrative	28	46	(39)%	68	84	(19)%
Depreciation and amortization	25	28	(11)%	50	57	(12)%
Total costs and expenses:	354	270	31%	635	477	33%
Operating income (loss)	63	(35)	n.m.	44	(119)	n.m.
Other income (expense):
Interest expense	(11)	(11)	0%	(23)	(22)	5%
Interest income and other, net	1	—	n.m.	—	—	0%
Total other income (expense), net	(10)	(11)	(9)%	(23)	(22)	5%
Income (loss) before income taxes	53	(46)	n.m.	21	(141)	n.m.
(Provision) benefit for income taxes	(22)	6	n.m.	(24)	21	n.m.
Net income (loss)	$31	$(40)	n.m.	$(3)	$(120)	(98)%

Other Financial Data:
Adjusted EBITDA (1)	$109	$25	336%	$137	$(1)	n.m.

n.m. = not meaningful

(1) Consolidated Adjusted EBITDA is considered a non-GAAP measure as defined by the SEC. Please refer to “Adjusted EBITDA” below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenue by Segment:	(in millions)			(in millions)
Tripadvisor Core (1)	$274	$184	49%	$465	$291	60%
Viator	136	40	240%	192	52	269%
TheFork	32	18	78%	58	24	142%
Intersegment eliminations (1)	(25)	(7)	257%	(36)	(9)	300%
Total revenue	$417	$235	77%	$679	$358	90%
Adjusted EBITDA by Segment:
Tripadvisor Core	$116	$49	137%	$172	$55	213%
Viator	—	(13)	n.m.	(20)	(26)	(23)%
TheFork	(7)	(11)	(36)%	(15)	(30)	(50)%
Total Adjusted EBITDA	$109	$25	336%	$137	$(1)	n.m.
Adjusted EBITDA Margin by Segment (2):
Tripadvisor Core	42%	27%		37%	19%
Viator	0%	(33)%		(10)%	(50)%
TheFork	(22)%	(61)%		(26)%	(125)%

n.m. = not meaningful

(1)
Tripadvisor Core segment revenue figures are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 13: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for a discussion of intersegment revenue for all periods presented.

(2)
"Adjusted EBITDA Margin by Segment" is defined as Adjusted EBITDA by segment divided by revenue by segment.

Tripadvisor Core Segment

Tripadvisor Core segment revenue increased by $90 million and $174 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to increased hotel auction revenue, and, to a lesser extent, an increase in Tripadvisor experiences and dining and Tripadvisor-branded display and platform revenue, all of which was due to the impact of growing consumer travel demand and increasing travel industry recovery on our business, as discussed above.

Adjusted EBITDA in our Tripadvisor Core segment increased $67 million and $117 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. This was primarily due to an increase in revenue as noted above, partially offset by an increase in direct selling and marketing expenses related to search engine marketing, or SEM, and other online paid traffic acquisition costs in response to increasing consumer travel demand as travel restrictions ease and the travel industry recovers.

The following is a detailed discussion of the revenue sources within our Tripadvisor Core segment:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Tripadvisor Core:
Tripadvisor-branded hotels	$188	$131	44%	$322	$205	57%
Tripadvisor-branded display and platform	37	26	42%	63	40	58%
Tripadvisor experiences and dining (1)	35	16	119%	56	28	100%
Other	14	11	27%	24	18	33%
Total Tripadvisor Core Revenue	$274	$184	49%	$465	$291	60%
(1)
Tripadvisor experiences and dining revenue within the Tripadvisor Core segment are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 13: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for a discussion of and the amounts of intersegment revenue for all periods presented.

Tripadvisor-branded Hotels Revenue

For both the three and six months ended June 30, 2022, 69% of our total Tripadvisor Core segment revenue was derived from Tripadvisor-branded hotels revenue. For the three and six months ended June 30, 2021, 71% and 70%, respectively, of our total Tripadvisor Core segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue increased $57 million and $117 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. This increase was primarily driven by our hotel auction revenue across all markets, particularly in the U.S. and Europe, and, to a lesser extent, an increase in hotel auction revenue in the rest of the world, due to rising consumer travel demand and travel industry recovery, and easing of government travel and leisure restrictions related to COVID-19. As consumer travel demand continued to increase during the first half of 2022, the Company saw continued improvement in hotel auction monetization, as CPC rates during the first half of 2022 were near or exceeded parity of 2019's comparable period, driven by continued strength in the U.S. and improving trends in Europe and the rest of the world, which enabled increased efficient marketing investment on performance channels, enhancing our 2022 hotel auction revenue growth. See “Business Trends” above for further discussion.

Tripadvisor-branded Display and Platform Revenue

For both the three and six months ended June 30, 2022 and 2021, 14% of Tripadvisor Core segment revenue was derived from our Tripadvisor-branded display and platform revenue, which consists of revenue from Tripadvisor-branded display-based advertising across our platform.

Tripadvisor-branded display-based advertising revenue increased by $11 million and $23 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by an increase in marketing spend from our advertisers in correlation with increasing consumer travel demand, as discussed above.

Tripadvisor Experiences and Dining Revenue

For the three and six months ended June 30, 2022, 13% and 12%, respectively, of Tripadvisor Core segment revenue was derived from our Tripadvisor experiences and dining revenue, which includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to revenue from Tripadvisor's restaurant service offerings. For the three and six months ended June 30, 2021, 9% and 10%, respectively, of Tripadvisor Core segment revenue was derived from our Tripadvisor experiences and dining revenue.

Tripadvisor experiences and dining revenue increased by $19 million and $28 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by our experiences offering due to the impact of growing consumer travel demand and increasing travel industry recovery on our business, as discussed above.

Other Revenue

For both the three and six months ended June 30, 2022, 5% of Tripadvisor Core segment revenue was derived from Other revenue, which includes rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from our cruises, flights, and cars offerings on Tripadvisor websites and mobile apps. For both the three and six months ended June 30, 2021, 6% of Tripadvisor Core segment revenue was derived from our Other revenue.

Other revenue increased by $3 million and $6 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to the impact of growing consumer travel demand and increasing travel industry recovery on our business, as discussed above.

Viator Segment

Viator segment revenue increased by $96 million and $140 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by our Viator point of sale across all geographies due to the growing consumer travel demand recovery and pent-up demand for experiences, in conjunction with the continued lifting of various government restrictions on experience activities during the same time period, which is discussed further in “Business Trends” above.

Adjusted EBITDA loss in our Viator segment decreased by $13 million and $6 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to an increase in revenue as noted above, largely offset by an increase in selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increased consumer demand for experiences as part of the growing consumer travel demand recovery and, to a lesser extent, an increase in direct costs from credit card payments and other revenue-related transaction costs in direct correlation with the increase in revenue and increased personnel and overhead costs to help support business growth during the growing travel demand recovery.

TheFork Segment

TheFork segment revenue increased by $14 million and $34 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, driven by the growing consumer travel demand recovery and various government restrictions on restaurants being lifted during the same time period, which is discussed further in “Business Trends” above.

Adjusted EBITDA loss in TheFork segment decreased by $4 million and $15 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to an increase in revenue as noted above, and to a lesser extent, non-income tax related government assistance benefits related to COVID-19 relief received during the second quarter of 2022 of approximately $11 million recorded as a benefit to general and administrative expenses, largely offset by an increase in selling and marketing expenses related to television advertising campaign spend and other online paid traffic acquisition costs in response to increased consumer demand as part of the growing consumer travel demand recovery and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the growing travel demand recovery.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Direct costs	$24	$13	85%	$39	$20	95%
Personnel and overhead	7	6	17%	14	11	27%
Total cost of revenue	$31	$19	63%	$53	$31	71%
% of revenue	7.4%	8.1%		7.8%	8.7%

Cost of revenue increased $12 million and $22 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, the majority of which is due to increased direct costs from credit card payment and other revenue-related transaction costs in our Viator segment in direct correlation with the increase in revenue, as Viator serves as the merchant of record for the majority of its experience booking transactions.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Direct costs	$171	$79	116%	$264	$108	144%
Personnel and overhead	46	44	5%	93	88	6%
Total selling and marketing	$217	$123	76%	$357	$196	82%
% of revenue	52.0%	52.3%		52.6%	54.7%

Direct selling and marketing costs increased $92 million and $156 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to an increase of $79 million and $141 million, respectively, in SEM and other online traffic acquisition spend, the substantial majority of which was within our Tripadvisor Core and Viator segments, in response to increasing consumer travel demand as travel activity restrictions ease and the travel industry recovers, as well as, and to a lesser extent, increased television advertising campaign spend of $8 million in TheFork segment during both the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021.

Personnel and overhead costs increased $2 million and $5 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to an increase in contingent staff and additional headcount to help support business growth during the growing travel demand recovery.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Personnel and overhead	$46	$48	(4%)	$94	$98	(4%)
Other	7	6	17%	13	11	18%
Total technology and content	$53	$54	(2%)	$107	$109	(2%)
% of revenue	12.7%	23.0%		15.8%	30.4%

Personnel and overhead costs decreased $2 million and $4 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to a decrease in stock-based compensation expense of $4 million and $6 million during the three and six months ended June 30, 2022, respectively, partially offset by additional headcount to help support business growth during the growing travel demand recovery.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Personnel and overhead	$28	$34	(18%)	$59	$63	(6%)
Professional service fees and other	—	12	(100%)	9	21	(57%)
Total general and administrative	$28	$46	(39%)	$68	$84	(19%)
% of revenue	6.7%	19.6%		10.0%	23.5%

Personnel and overhead costs decreased $6 million and $4 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to a decrease in stock-based compensation expense of $6 million and $10 million during the three and six months ended June 30, 2022, respectively, partially offset by additional headcount to help support business growth during the growing travel demand recovery.

Professional service fees and other costs decreased $12 million during both the three and six months ended June 30, 2022, when compared to the same periods in 2021, primarily due to an increase to non-income tax related government assistance benefits related to COVID-19 relief of $11 million and $10 million during the three and six months ended June 30, 2022, respectively, as $11 million was received by the Company during the second quarter of 2022, as well as, and to a lesser extent, a decrease in other non-income related taxes.

Depreciation and Amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use (“ROU”) assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Depreciation	$22	$23	$44	$46
Amortization of intangible assets	3	5	6	11
Total depreciation and amortization	$25	$28	$50	$57
% of revenue	6.0%	11.9%	7.4%	15.9%

Depreciation and amortization decreased $3 million and $7 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to the completion of amortization related to certain intangible assets from business acquisitions in previous years.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to our Credit Facility, 2025 Senior Notes, 2026 Senior Notes, as well as interest on finance leases.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Interest expense	$(11)	$(11)	$(23)	$(22)

Interest expense did not change materially during the three and six months ended June 30, 2022, when compared to the same periods in 2021. Refer to “Note 7: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

(Provision) Benefit for Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
(Provision) benefit for income taxes	$(22)	$6	$(24)	$21
Effective tax rate	41.5%	13.0%	114.3%	14.9%

We recorded total income tax provisions of $22 million and $24 million for the three and six months ended June 30, 2022, respectively, and total income tax benefits of $6 million and $21 million for the three and six months ended June 30, 2021, respectively. The change in our income taxes during the three and six months ended June 30, 2022, when compared to the same periods in 2021, was primarily due to an increase in pretax income recognized during both the three and six months ended June 30, 2022. Refer to “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

Net income (loss)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net income (loss)	$31	$(40)	$(3)	$(120)
Net income (loss) margin	7.4%	(17.0%)	(0.4%)	(33.5%)

Net loss improved by $71 million and $117 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to an increase in revenue, as described in more detail above under “Revenue and Segment Information”, as well as, and, to a lesser extent, an increase to non-income tax related government assistance benefits related to COVID-19 relief of $9 million and $7 million during the three and six months ended June 30, 2022, respectively, largely offset by an increase in selling and marketing expenses in response to increasing consumer travel demand as travel activity restrictions ease and the travel industry recovers, and to a lesser extent, an increase in personnel and overhead costs to help support business growth during the growing consumer travel demand recovery and increased direct costs from credit card payment and other revenue-related transaction costs in direct correlation with the increase in revenue during the three and six months ended June 30, 2022, all of which is described in more detail above under “Consolidated Expenses.”

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income (Loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Net income (loss)	$31	$(40)	$(3)	$(120)
Add: (Benefit) Provision for income taxes	22	(6)	24	(21)
Add: Other expense (income), net	10	11	23	22
Add: Stock-based compensation	21	32	43	61
Add: Depreciation and amortization	25	28	50	57
Adjusted EBITDA	$109	$25	$137	$(1)

Related Party Transactions

For information on our relationship with LTRIP, which may be deemed to beneficially own equity securities representing nearly 57% of our voting power as of June 30, 2022, refer to “Note 1: Business Description and Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q. We had no related party transactions with LTRIP during both the three and six months ended June 30, 2022 and 2021.

Stock-Based Compensation

Refer to “Note 10: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of approximately 5.4 million service-based RSUs with a weighted average grant-date fair value of $26.86 during the six months ended June 30, 2022.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under our Credit Facility. As of June 30, 2022 and December 31, 2021, we had $1.05 billion and $723 million, respectively, of cash and cash equivalents, and $497 million of available borrowing capacity under our Credit Facility. As of June 30, 2022, approximately $218 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which slightly more than 50% was held in the U.K. As of June 30, 2022, the significant majority of our cash was denominated in U.S. dollars.

As of June 30, 2022, we had $484 million of cumulative undistributed earnings in foreign subsidiaries that are no longer considered to be indefinitely reinvested. As of June 30, 2022, we maintained a deferred income tax liability on our unaudited condensed consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested.

As of June 30, 2022, we are party to our Credit Facility, which, among other things, provides for a $500 million revolving credit facility with a maturity date of May 12, 2024. The Company may borrow from the Credit Facility in U.S. dollars and Euros. The Credit Facility requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.

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

The Company remained in the Leverage Covenant Holiday as of June 30, 2022. Based on the Company’s existing leverage ratio, any outstanding or future borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”) with a London Inter-Bank Offered Rate (“LIBOR”) floor of 1.00% per annum; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted LIBO

Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”). In addition, based on the Company’s existing leverage ratio, we are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30% as of June 30, 2022, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and in connection with the issuance of letters of credit. The Credit Facility includes restrictions on the Company’s ability to make certain payments and distributions, including share repurchases and dividends.

As of June 30, 2022 and December 31, 2021, we had no outstanding borrowings and were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday ceases, based on our current projections, we do not believe there is a material risk we will not remain in compliance throughout the next twelve months.

As of June 30, 2022, the Company had $845 million in long-term debt, as a result of the issuance of our 2025 Senior Notes in July 2020 and 2026 Senior Notes in March 2021, as discussed below.

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

For further information on our Credit Facility, 2025 Senior Notes, and 2026 Senior Notes, refer to “Note 7: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

As of June 30, 2022, we had $75 million remaining available to repurchase shares of our common stock under our existing share repurchase program authorized by our Board of Directors. During the three and six months ended June 30, 2022 and 2021, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. The terms of our Credit Agreement were amended to limit the Company from share repurchases during the Leverage Covenant Holiday and the terms of the 2025 Indenture related to the 2025 Senior Notes also impose certain limitations and restrictions on share repurchases.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows during the year related to working capital. In our Experiences and Rentals free-to-list models, we receive cash from travelers at the time of booking or prior to the occurrence of an experience or rental, and we record these amounts, net of commissions, on our consolidated balance sheet as deferred merchant payables. We pay the operator, or the experience supplier and/or property rental owners, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the operator and this operating cycle represents a source or use of cash to us. During the first half of the year, experiences and rentals bookings typically exceed the amount of completed experiences and rental stays, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Although consumer travel demand remained materially lower than historic levels due to the impact of COVID-19 on our business during 2020, these trends improved, albeit unevenly, during 2021 from 2020, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends, which continued to improve during the first half of 2022.

We continue to be subject to risks and uncertainties related to the COVID-19 pandemic. Continued widespread vaccine distributions, efficacy against existing variants (e.g., Delta, Omicron, and BA.5) and future variants, if any, of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, the extent and effectiveness of containment actions taken, and whether consumers' demand for travel and hospitality services continue to be or become negatively impacted remain uncertain. Although uncertainty remains, we have generally seen continuous, albeit uneven, improvement in the travel market throughout 2021, and during the first half of 2022, including our operating cash flows, given what we believe to be continued pent-up consumer demand for travel industry related services. Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions unrelated to COVID-19 that could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows. For example, our “Reserve Now, Pay Later” payment option, which allows our travelers the option to reserve certain experiences and defer payment until a date no later than two days before the experience date, which although used in a minority of bookings to date, may continue to increase, and affect the timing of our future cash flows and working capital.

As discussed in “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q, we have received Notices of Proposed Adjustments issued by the IRS for tax years 2009 through 2016, as of June 30, 2022. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $115 million to $125 million, exclusive of interest expense, at the close of the audit if the IRS prevails. In addition, we received from HMRC in the U.K. an issue closure notice relating to adjustments for 2012 through 2016 tax years, as of June 30, 2022. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $40 million to $50 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our positions through applicable administrative and, if necessary, judicial remedies. Although the ultimate timing for resolution of these matters is uncertain, any future payments would negatively impact our operating cash flows.

The CARES Act, enacted in March 2020, made tax law changes to provide financial relief to companies as a result of the impact to businesses related to COVID-19. Key income tax provisions of the CARES Act include changes in NOL carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allowed the Company to carryback our U.S. federal NOLs incurred in 2020, generating an expected U.S. federal tax benefit of $76 million, of which $64 million was refunded during the three months ended June 30, 2022. The remaining refund of $12 million is included in income taxes receivable on our unaudited condensed consolidated balance sheet as of June 30, 2022 and is expected to be received during the second half of 2022. In addition, $25 million of this refund received was recorded to long-term taxes payable within other long-term liabilities on our unaudited condensed consolidated balance sheet as of June 30, 2022, which reflects future transition tax payments to be made by the Company related to the 2017 Tax Act.

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

Our cash flows for the six months ended June 30, 2022 and 2021, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
	2022	2021
	(in millions)
Net cash provided by (used in):
Operating activities	$380	$106
Investing activities	(26)	(26)
Financing activities	(13)	281

During the six months ended June 30, 2022, our primary use of cash was from operations and financing activities (including payment of withholding taxes on net share settlements of our equity awards of $9 million) and investing activities (including capital expenditures incurred during the six months ended June 30, 2022 of $27 million). This use of cash was funded with cash and cash equivalents, and operating cash flows.

During the six months ended June 30, 2021, our primary use of cash was from operations, financing activities (including payment of withholding taxes on net share settlements of our equity awards of $29 million and purchase of Capped Calls of $35 million) and investing activities (including capital expenditures of $25 million). This use of cash was funded primarily with cash on hand, operating cash flow and financing activities, which included $340 million of proceeds from the issuance of our 2026 Senior Notes, net of financing costs.

Net cash provided by operating activities for the six months ended June 30, 2022, increased by $274 million when compared to the same period in 2021, primarily due to a decrease in net losses of $117 million and an increase in working capital of $145 million. The increase in working capital was primarily driven by an increase of $82 million in deferred merchant payables and $14 million in deferred revenue reflecting the cash received from travelers primarily due to an increase in experiences bookings, net of cancellations, which exceeded our payments to traveler suppliers, and a $64 million U.S. federal tax refund related to the CARES Act. These increases were partially offset by an increase in accounts receivable across the business, all largely reflective of the increasing consumer demand for travel activities during the first half of 2022, in addition to timing of vendor payments and collection of receivables, as well as, and to a lesser extent, an increase in non-cash items of $12 million which was primarily due to a decrease in deferred income tax benefits, partially offset by a decrease in stock-based compensation expense.

Net cash used in investing activities for the six months ended June 30, 2022 did not change significantly when compared to the same period in 2021, as capital expenditures during the first six months of 2022 remained comparable to 2021.

Net cash provided by financing activities for the six months ended June 30, 2022 decreased by $294 million when compared to the same period in 2021, primarily due to proceeds received from the issuance of our 2026 Senior Notes of $340 million, net of financing costs, partially offset by payments of $35 million for the Capped Calls in connection with our 2026 Senior Notes during first quarter of 2021, both of which did not reoccur during 2022.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2021. As of June 30, 2022, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our contractual obligations and commercial commitments.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011, 2012 through 2016, and 2018 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of June 30, 2022, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia and our 2012 through 2016 standalone IRS audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of Tripadvisor’s standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years, and in August 2020, we received Notices of Proposed Adjustments from the IRS for the 2014, 2015 and 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense in an estimated range of $115 million to $125 million at the close of the audit if the IRS prevails. The estimated range takes into consideration competent authority relief and transition tax regulations, and is exclusive of deferred tax consequences and interest expense, which would be significant. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for 2009 through 2016 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have requested competent authority assistance under MAP for tax years 2009 through 2016. We expect the competent authorities to present a resolution for the 2009 through 2013 tax years in the near future. Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all subsequent years which remain open.

In January 2021, we received an issue closure notice relating to adjustments for 2012 through 2016 tax years from HMRC. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $40 million to $50 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.

Over the last several years, The Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project to address the tax challenges arising from digitalization. The OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. In October 2021, more than 130 countries tentatively signed on to a framework, which calls for a minimum tax rate on corporations of 15% and a reallocation of profits from the largest and most profitable businesses to countries where they make sales. The proposed framework, once enacted, envisages new international tax rules and the removal of all digital services taxes. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations is uncertain. As the OECD/G20 continues to drive toward a consensus framework, several countries which have previously enacted unilateral digital services tax initiatives, such as France, Italy, Spain, and the U.K., will continue to impose these revenue-based taxes until implementation of the consensus framework. During the three and six months ended June 30, 2022, we recorded $2 million and $3 million of digital service tax, respectively, while during both the three and six months ended June 30, 2021, we recorded $1 million of digital service tax to general and administrative expense on our unaudited condensed consolidated statement of operations.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our unaudited condensed consolidated balance sheet, which was not material as of June 30, 2022. As of June 30, 2022, $484 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the six months ended June 30, 2022 since December 31, 2021. For a discussion of current market conditions and impacts on the Company’s financials resulting from the COVID-19 pandemic, refer to “Note 1: Business Description and Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q, and for further information, Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations,” and to Part II, Item 1A, "Risk Factors”. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We expect that we will continue to increase our operations internationally as, or when, COVID-19 restrictions are fully lifted and international markets continue to reopen. Our exposure to potentially volatile movements in foreign currency exchange rates will increase as we increase our operations in these international markets. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions, and other factors. We continue to monitor the current economic environment, including the impact of a potential U.S. recession and increased inflation, which has been heightened by the conflict between Russia and Ukraine. These changes, if material, could cause us to adjust our foreign currency risk strategies. For example, Brexit (pursuant to which the United Kingdom ceased to be a member of the European Union) has caused volatility in currency exchange rates, including between the U.S. dollar and the British pound. Although, the U.K. and E.U. finalized the terms of the departure on December 24, 2020, certain decisions still need to be made on financial services, among others, and disputes may lead to tariffs being imposed on some goods in the future. Continued uncertainty regarding our international operations and U.K. and E.U. relations may result in future currency exchange rate volatility which may impact our business and results of operations. In addition, the geopolitical tensions resulting from Russia’s invasion of Ukraine, including increased cyberattacks, military conflicts and sanctions may result in additional financial volatility that may adversely affect our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the risks and uncertainties which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. During the quarter ended June 30, 2022, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2022, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

During the quarter ended June 30, 2022, we did not repurchase any shares of our common stock under our existing share repurchase program. As of June 30, 2022, we had $75 million remaining available to repurchase shares of our common stock under our previously authorized share repurchase program.

While the Board of Directors has not suspended or terminated the share repurchase program, the terms of our Credit Agreement limit the Company from engaging in share repurchases and the terms of our 2025 Indenture related to our 2025 Senior Notes impose certain limitations and restrictions on share repurchases. Refer to “Note 7: Debt” in the notes to the unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information about our Credit Agreement and our 2025 Indenture.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1+	Employment Letter Agreement dated May 2, 2022 between Tripadvisor LLC and Matt Goldberg.		8-K	001-35362	10.1	5/4/22
10.2+	Consulting Services Agreement dated May 3, 2022 between Tripadvisor LLC and Stephen Kaufer.		8-K	001-35362	10.2	5/4/22
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

August 4, 2022