Form 10-Q
period 2022-09-30
TripAdvisor, Inc.
filed 2022-11-07
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding Shares at November 1, 2022
Common Stock, $0.001 par value per share	127,786,062 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue (Note 3)	$459	303	$1,138	$661

Costs and expenses:
Cost of revenue (1) (exclusive of depreciation and amortization as shown separately below)	32	23	85	54
Selling and marketing (1)	234	148	591	343
Technology and content (1)	55	52	162	161
General and administrative (1)	45	37	114	121
Depreciation and amortization	23	27	73	85
Total costs and expenses	389	287	1,025	764
Operating income (loss)	70	16	113	(103)
Other income (expense):
Interest expense	(11)	(12)	(33)	(34)
Interest income	4	—	7	1
Other income (expense), net	(1)	(1)	(4)	(2)
Total other income (expense), net	(8)	(13)	(30)	(35)
Income (loss) before income taxes	62	3	83	(138)
(Provision) benefit for income taxes (Note 9)	(37)	(2)	(61)	19
Net income (loss)	$25	$1	$22	$(119)

Earnings (loss) per share attributable to common stockholders (Note 13):
Basic	$0.18	$0.01	$0.16	$(0.87)
Diluted	$0.17	$0.01	$0.15	$(0.87)
Weighted average common shares outstanding (Note 13):
Basic	140	138	140	137
Diluted	146	144	144	137

(1) Includes stock-based compensation expense as follows (Note 11):
Cost of revenue	$—	$—	$1	$1
Selling and marketing	$3	$4	$9	$13
Technology and content	$9	$12	$27	$35
General and administrative	$10	$13	$28	$40

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$25	$1	$22	$(119)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	(24)	(10)	(52)	(19)
Reclassification adjustments included in net income (loss), net of tax	—	2	—	2
Total other comprehensive income (loss), net of tax	(24)	(8)	(52)	(17)
Comprehensive income (loss)	$1	$(7)	$(30)	$(136)

(1) Deferred income tax liabilities related to these amounts are not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$1,066	$723
Accounts receivable and contract assets, net of allowance for credit losses of $28 and $28, respectively (Note 3)	205	142
Income taxes receivable (Note 9)	—	49
Prepaid expenses and other current assets	38	26
Total current assets	1,309	940
Property and equipment, net of accumulated depreciation of $512 and $460, respectively	195	215
Operating lease right-of-use assets	28	42
Intangible assets, net of accumulated amortization of $197 and $202, respectively	55	65
Goodwill (Note 5)	803	843
Non-marketable investments (Note 4)	34	36
Deferred income taxes, net	51	54
Other long-term assets, net of allowance for credit losses of $10 and $10, respectively	90	94
TOTAL ASSETS	$2,565	$2,289

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67	$27
Deferred merchant payables	240	113
Deferred revenue (Note 3)	51	36
Accrued expenses and other current liabilities (Note 6)	215	181
Total current liabilities	573	357
Long-term debt (Note 7)	836	833
Finance lease obligation, net of current portion	60	65
Operating lease liabilities, net of current portion	16	29
Deferred income taxes, net	1	1
Other long-term liabilities (Note 8)	266	215
Total Liabilities	1,752	1,500

Commitments and contingencies (Note 10)
Stockholders’ equity: (Note 12)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0, respectively
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 146,591,387 and 144,656,649, respectively
Shares outstanding: 127,746,773 and 125,812,035, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,380	1,326
Retained earnings	263	241
Accumulated other comprehensive income (loss)	(108)	(56)
Treasury stock-common stock, at cost, 18,844,614 and 18,844,614 shares, respectively	(722)	(722)
Total Stockholders’ Equity	813	789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,565	$2,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended September 30, 2022
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of June 30, 2022	145,847,721	$—	12,799,999	$—	$1,364	$238	$(84)	(18,844,614)	$(722)	$796
Net income (loss)						25				25
Other comprehensive income (loss), net of tax							(24)			(24)
Issuance of common stock related to exercises of options and vesting of RSUs	743,666	—			—					—
Withholding taxes on net share settlements of equity awards					(9)					(9)
Stock-based compensation					25					25
Balance as of September 30, 2022	146,591,387	$—	12,799,999	$—	$1,380	$263	$(108)	(18,844,614)	$(722)	$813

	Nine months ended September 30, 2022
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2021	144,656,649	$—	12,799,999	$—	$1,326	$241	$(56)	(18,844,614)	$(722)	$789
Net income (loss)						22				22
Other comprehensive income (loss), net of tax							(52)			(52)
Issuance of common stock related to exercises of options and vesting of RSUs	1,934,738	—			—					—
Withholding taxes on net share settlements of equity awards					(18)					(18)
Stock-based compensation					72					72
Balance as of September 30, 2022	146,591,387	$—	12,799,999	$—	$1,380	$263	$(108)	(18,844,614)	$(722)	$813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended September 30, 2021
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of June 30, 2021	143,418,007	$—	12,799,999	$—	$1,275	$269	$(43)	(18,844,614)	$(722)	$779
Net income (loss)						1				1
Other comprehensive income (loss), net of tax							(8)			(8)
Issuance of common stock related to exercises of options and vesting of RSUs	759,642	—			—					—
Withholding taxes on net share settlements of equity awards					(10)					(10)
Stock-based compensation					32					32
Balance as of September 30, 2021	144,177,649	$—	12,799,999	$—	$1,297	$270	$(51)	(18,844,614)	$(722)	$794

	Nine months ended September 30, 2021
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2020	140,775,221	$—	12,799,999	$—	$1,253	$389	$(34)	(18,844,614)	$(722)	$886
Net income (loss)						(119)				(119)
Other comprehensive income (loss), net of tax							(17)			(17)
Issuance of common stock related to exercises of options and vesting of RSUs	3,402,428	—			8					8
Purchase of capped calls, net of tax of $9 million (Note 7)					(26)					(26)
Withholding taxes on net share settlements of equity awards					(39)					(39)
Stock-based compensation					101					101
Balance as of September 30, 2021	144,177,649	$—	12,799,999	$—	$1,297	$270	$(51)	(18,844,614)	$(722)	$794
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended September 30,
	2022	2021
Operating activities:
Net income (loss)	$22	$(119)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73	85
Stock-based compensation expense (Note 11)	65	89
Deferred income tax expense (benefit)	8	(26)
Provision for expected credit losses	3	1
Other, net	6	10
Changes in operating assets and liabilities, net:
Accounts receivable and contract assets, prepaid expenses and other assets	(81)	(131)
Accounts payable, accrued expenses and other liabilities	78	30
Deferred merchant payables	143	90
Income tax receivables/payables, net	106	3
Deferred revenue	17	11
Net cash provided by (used in) operating activities	440	43

Investing activities:
Capital expenditures, including capitalized website development	(41)	(40)
Other investing activities, net	4	(1)
Net cash provided by (used in) investing activities	(37)	(41)

Financing activities:
Proceeds from issuance of 2026 Senior Notes, net of financing costs (Note 7)	—	340
Purchase of capped calls in connection with 2026 Senior Notes (Note 7)	—	(35)
Proceeds from exercise of stock options	—	8
Payment of withholding taxes on net share settlements of equity awards	(18)	(39)
Payments of finance lease obligation and other financing activities, net	(5)	(5)
Net cash provided by (used in) financing activities	(23)	269
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(37)	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	343	264
Cash, cash equivalents and restricted cash at beginning of period	723	418
Cash, cash equivalents and restricted cash at end of period	$1,066	$682

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

In the second quarter of 2022, as part of our continuous review of the business and in consultation with our Chief Executive Officer ("CEO"), who also serves as our chief operating decision maker ("CODM") , we evaluated our operations and realigned the reportable segment information which our CODM regularly assesses to evaluate performance for operating decision-making purposes, including allocation of resources. The revised segment reporting structure includes the following reportable segments: (1) Tripadvisor Core; (2) Viator; and (3) TheFork. For further information on our segments, including the change in segments, and principal revenue streams within these segments refer to “Note 3: Revenue Recognition,” “Note 5: Goodwill,” and “Note 14: Segment Information,” in these notes to our unaudited condensed consolidated financial statements. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q. These reclassifications had no effect on our unaudited condensed consolidated financial statements in any period.

As of September 30, 2022, Liberty Tripadvisor Holdings, Inc. (“LTRIP”) beneficially owned approximately 16.4 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute approximately 13% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own approximately 21% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing nearly 57% of our voting power. We had no related party transactions with LTRIP during the three and nine months ended September 30, 2022 and 2021, respectively.

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

Additionally, further health-related events, political instability, geopolitical conflicts, acts of terrorism, fluctuations in currency values, changes in global economic conditions, and increased inflation, are examples of other events that could have a negative impact on the travel industry and our financial results in the future.

Accounting Estimates

We use estimates and assumptions in the preparation of our unaudited condensed consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our unaudited condensed consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimate underlying our unaudited condensed consolidated financial statements is accounting for income taxes.

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

Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, although consumer travel demand was materially lower than historic levels due to the impact of COVID-19 on our business during 2020, these trends generally improved, albeit unevenly, during 2021, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends, which has continued during the first three quarters of 2022. However, it is difficult to predict the seasonality for the upcoming quarters, given the sustained uncertainty related to the COVID-19 pandemic and whether there will be resurgences, or if new variants will emerge, and the pace of continued recovery in our key markets.

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

(2) Identification of the performance obligations in the contract

(3) Determination of the transaction price

(4) Allocation of the transaction price to the performance obligations in the contract

(5) Recognition of revenue when, or as, we satisfy a performance obligation

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or a bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the three and nine months ended September 30, 2022 and 2021, respectively, related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. The Company expects to complete its performance obligations within one year from the initial transaction date. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing.

The application of our revenue recognition policies and a description of our principal activities, organized by segment, from which we generate our revenue, is presented below.

Tripadvisor Core Segment

Tripadvisor-branded Hotels Revenue. Our largest source of Tripadvisor Core segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which is our hotel auction (or hotel meta) revenue, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly online travel agencies, or OTAs, and hotels. Click-based advertising is generally priced on a cost-per-click, or “CPC,” basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, where our travel partner CPC bids for rates and availability to be listed on our platform. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on the link to that travel partner’s websites. Bids can be submitted periodically – as often as daily – on a property-by-property basis. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service. We also generate revenue from our cost-per-action, or “CPA,” model, which consists of contextually-relevant booking links to our travel partners’ websites which are advertised on our platform. We earn a commission from our travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers and we act as an agent under ASC 606 – Revenue from Contracts with Customers (“ASC 606”). Our performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as we have no post-booking service obligations. We recognize this revenue net of an estimate of the impact of cancellations, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable upon the completion of a traveler's stay. CPA revenue is generally billed to our travel partners monthly for traveler stays completed in that month.

In addition, we offer hotel business to business (“hotel B2B”) solutions, including subscription-based advertising to hotels, owners of B&Bs, and other specialty lodging properties. Our performance obligation is generally to enable subscribers to advertise their businesses on our platform, as well as to manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period. Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue initially on our unaudited condensed consolidated balance sheet for the amount of prepayment in excess of revenue recognized, until the performance obligation is satisfied. To a lesser extent, we offer travel partners the opportunity to advertise and promote their business through hotel sponsored placements on our platform. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that our travel partners pay are generally based on bids submitted as part of an auction by our travel partners. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on a link to our travel partner’s websites. Bids may be submitted periodically – as often as daily – on a property-by-property basis. We record this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as our performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to our travel partners monthly, consistent with the timing of the service.

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

Tripadvisor Experiences and Dining Revenue. We generate revenue from our experiences and restaurant service offerings on Tripadvisor-branded websites and mobile apps. Tripadvisor receives intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings, on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis. The performance obligations, timing of customer payments for our experiences and dining transactions, and methods of revenue recognition are consistent with the Viator segment and TheFork segment, respectively, as described below. In addition, Tripadvisor restaurant service offerings, or B2B dining offerings, generate subscription fees for subscription-based advertising to our restaurant partners that allow restaurants to manage and promote their website URL, email address, phone number, special offers and other information related to their business, as well as access to certain online reservation management services, marketing analytic tools, and menu syndication services. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue initially on our unaudited condensed consolidated balance sheet for the amount of prepayment in excess of revenue recognized, until the performance obligation is satisfied. In addition, we offer restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on our platform. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of consumers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for media advertising placements agreed to by our restaurant partners are based on a pre-determined contractual rate. We record this click-based advertising revenue as the click occurs and diner leads are sent to the restaurant partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our restaurant partners monthly, consistent with the timing of the service.

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

To a much lesser extent, we earn commissions from third-party distribution partners (the “customer”) who display and promote on their websites the operator experiences available on our platform to generate bookings. In these transactions, we are not the merchant of record, and we generally invoice and receive commissions directly from the third-party distribution partners. Our performance obligation is to allow the third-party distribution partners to display and promote on their website experiences, offered by operators who utilize our platform, and we earn a commission when travelers book and complete an experience on the third-party distribution partner website. We do not control the service or have inventory risk, and therefore act as an agent for these transactions under ASC 606. We receive payment shortly after the booking in the majority of these transactions and make payments to the operators after the experience is complete. Our performance obligation is complete, and revenue is recognized at the time of the booking, as we have no post-booking obligations to the customer. We recognize this revenue net of an estimate of the impact of cancellations, which is not material, using historical cancellation rates and current trends. Contract assets are recognized for commissions that are contractually billable contingent upon completion of the experience.

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

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective, which is, to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 14: Segment Information” our business consists of three reportable segments – (1) Tripadvisor Core; (2) Viator; and (3) TheFork. A reconciliation of disaggregated revenue to segment revenue is also included below.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Major products/revenue sources (1):	(in millions)
Tripadvisor Core
Tripadvisor-branded hotels	$188	$143	$510	$347
Tripadvisor-branded display and platform	33	29	97	69
Tripadvisor experiences and dining (2)	45	23	101	51
Other	18	17	41	36
Total Tripadvisor Core	284	212	749	503

Viator	174	73	366	125
TheFork	35	30	93	55
Intersegment eliminations (2)	(34)	(12)	(70)	(22)
Total Revenue	$459	$303	$1,138	$661
(1)
Our revenue is recognized primarily at a point in time for all reportable segments.
(2)
Tripadvisor experiences and dining revenue within the Tripadvisor Core segment are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 14: Segment Information” for a discussion of intersegment revenue for all periods presented.

The following table provides information about the opening and closing balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers (in millions):

	September 30, 2022	December 31, 2021
Accounts receivable	150	105
Contract assets	55	37
Total	$205	$142

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. Our contract assets have increased due to the increase in consumer travel demand and increased utilization of our CPA model by travel partners.

Contract liabilities generally include payments received in advance of performance under the contract and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet. As of January 1, 2022, we had $36 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $5 million and $31 million were recognized as revenue during the three and nine months ended September 30, 2022, respectively. During the three months ended September 30, 2022, refunds due to cancellations by travelers were not material, while $2 million was refunded due to cancellations by travelers during the nine months ended September 30, 2022. As of January 1, 2021, we had $28 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $4 million and $21 million were recognized as revenue during the three and nine months ended September 30, 2021, respectively. During the three months ended September 30, 2021, refunds due to cancellations by travelers were not material, while $3 million was refunded due to cancellations by travelers during the nine months ended September 30, 2021. The difference between the opening and closing balances of our deferred revenue primarily results from the timing difference between when we receive customer payments and the time in which we satisfy our performance obligations.

There were no significant changes in contract assets or deferred revenue during both the three and nine months ended September 30, 2022 and 2021 related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic resurges, or new variants emerge, we may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations, and tour bookings, which have been prepaid by travelers and recorded as deferred revenue on our unaudited condensed consolidated balance sheet as of September 30, 2022.

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

Cash, Cash Equivalents and Marketable Securities

As of September 30, 2022, we had $1.07 billion of cash and cash equivalents, which consisted of available on demand cash deposits and term deposits with maturities of 90 days or less at the date of purchase, in each case, with major global financial institutions. As of December 31, 2021, we had $723 million of cash and cash equivalents, which consisted of available on demand cash deposits with major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of September 30, 2022 and December 31, 2021, and there were no purchases or sales of any marketable securities during the three and nine months ended September 30, 2022 and 2021.

The following table shows our cash equivalents, which are measured at fair value on a recurring basis and categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheet as of September 30, 2022 (in millions):

	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
Level 2:
Term deposits	$60	$60	$60
Total	$60	$60	$60
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

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows, primarily for the Euro versus the U.S. Dollar. For the three and nine months ended September 30, 2022 and 2021, our forward contracts have not been designated as hedges and had maturities of less than 90 days. Our outstanding (or unsettled) forward contracts are carried at fair value on our unaudited condensed consolidated balance sheets at September 30, 2022 and December 31, 2021. We measure the fair value of our outstanding forward contracts using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statements of operations. We recorded a net gain of $4 million and $6 million for the three and nine months ended September 30, 2022, respectively, and a net gain of $1 million for both the three and nine months ended September 30, 2021.

The following table shows the net notional principal amounts of our outstanding derivative instruments as of the periods presented:

	September 30, 2022	December 31, 2021
	(in millions)
Foreign currency exchange-forward contracts (1) (2)	$28	$9
(1)
Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.
(2)
The fair value of our outstanding derivatives as of September 30, 2022 was $1 million and is included in prepaid expenses and other current assets on our unaudited condensed consolidated balance sheet, while this amount was not material as of December 31, 2021. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the unaudited condensed consolidated balance sheet.

Counterparties to our outstanding forward contracts consist of major global financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We were not entered into any cash flow, fair value or net investment hedges as of September 30, 2022 or December 31, 2021.

Other Financial Assets and Liabilities

As of September 30, 2022 and December 31, 2021, financial instruments not measured at fair value on a recurring basis including accounts payable, accrued expenses and other current liabilities, and deferred merchant payables, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable and contract assets, on our unaudited condensed consolidated balance sheets, as well as certain other financial assets, were measured at amortized cost and are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected.

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

	September 30, 2022	December 31, 2021
	(in millions)
2025 Senior Notes
Aggregate principal amount	$500	$500
Carrying value amount (1)	495	493
Fair value amount (2)	491	531

2026 Senior Notes
Aggregate principal amount	$345	$345
Carrying value amount (3)	341	340
Fair value amount (2)	279	305
(1)
Net of $5 million and $7 million of unamortized debt issuance costs as of September 30, 2022 and December 31, 2021, respectively.
(2)
We estimate the fair value of our outstanding 2025 Senior Notes and 2026 Senior Notes based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.
(3)
Net of $4 million and $5 million of unamortized debt issuance costs as of September 30, 2022 and December 31, 2021, respectively.

Risks and Concentrations

In addition to the risks and uncertainties discussed in “Note 1: Business Description and Basis of Presentation”, our business is subject to certain financial risks and concentrations, including concentration related to dependence on our relationships with our customers. For the year ended December 31, 2021, our two most significant travel partners, Expedia Group, Inc. (and its subsidiaries) and Booking Holdings, Inc. (and its subsidiaries), each accounted for 10% or more of our consolidated revenue and together accounted for approximately 34% of our consolidated revenue, with nearly all of this revenue concentrated in our Tripadvisor Core segment.

Financial instruments, which potentially subject us to concentration of credit risk, generally consist, at any point in time; of cash and cash equivalents, corporate debt securities, forward contracts, capped calls, and accounts receivable. We maintain cash balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits in the U.S. Our cash is generally composed of available on demand bank deposits or term deposits with major global financial institutions primarily denominated in U.S. dollars, Euros, British pounds, and Australian dollars. We may invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Forward contracts and capped calls are transacted with major international financial institutions with high credit standings. Forward contracts, which, to date, have typically had maturities of less than 90 days, also mitigates risk. Our overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd, which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $32 million and $34 million as of September 30, 2022 and December 31, 2021, respectively, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During the three and nine months ended September 30, 2022 and 2021, we recognized $1 million and $2 million, respectively, representing our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statements of operations. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, calculated as the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During the three and nine months ended September 30, 2022 and 2021, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related-party transactions, and were not material during the three and nine months ended September 30, 2022 and 2021.

Other Long-Term Assets

The Company holds collateralized notes (the “Notes Receivable”) issued by a privately held company with a total principal amount of $20 million. The Company has classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due in five years and the remaining 50% due in 10 years from the issuance date in June 2020. As of both September 30, 2022 and December 31, 2021, the carrying value of the Notes Receivable was $9 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our unaudited condensed consolidated balance sheets at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

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

During the second quarter of 2022, subsequent to our annual impairment test in the fourth quarter of 2021, the composition of our reportable segments was changed, as discussed in “Note 14: Segment Information.” Following the change in reportable segments, our new reporting units for the purposes of goodwill impairment testing are as follows: (1) Tripadvisor Core, (2) Viator (formerly Experiences), and (3) TheFork. The Tripadvisor Core reporting unit includes the operations of the following legacy reporting units (including the carrying value of their related goodwill): Hotels, Media & Platform, Rentals, Flights & Car, Cruises, and Tripadvisor Restaurants.

As a result of this reporting unit change, we performed a qualitative assessment on our legacy reporting units prior to operationalizing the new segment reporting structure and determined that it was more likely than not that the fair value of all legacy reporting units was greater than the carrying value, which is consistent with our conclusion reached in the fourth quarter of 2021. As part of our qualitative assessment for our goodwill impairment analysis of our legacy reporting units, the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) evaluation of current and future forecasted financial results of the reporting units, (f) comparison of our current financial performance to historical and budgeted results of the reporting units, (g) change in excess of the Company’s market capitalization over its book value, (h) changes in estimates, valuation inputs, and/or assumptions since the last quantitative analysis of the reporting units, (i) changes in the regulatory environment, (j) changes in strategic outlook or organizational structure and leadership of the reporting units, and (k) other relevant factors, and how these factors might impact specific performance in future periods.

We then performed a goodwill impairment test for each of our three new reporting units (Tripadvisor Core, Viator, and TheFork) upon the change in reportable segments using a quantitative assessment. We concluded the estimated fair values were significantly in excess of the carrying values for these reporting units, and therefore, no indications of impairment were identified as a result of these changes.

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

	Hotels, Media & Platform	Experiences & Dining	Other (2)	Tripadvisor Core	Viator	TheFork	Total
	(in millions)
Balance as of December 31, 2021	$407	$344	$92	$—	$—	$—	$843
Foreign currency translation adjustments	—	(18)	(5)	(3)	(3)	(11)	(40)
Allocation to new segments (1)	(407)	(326)	(87)	599	120	101	—
Balance as of September 30, 2022	$—	$—	$—	$596	$117	$90	$803
(1)
See “Note 14: Segment Information” for information regarding our reportable segment changes in the second quarter of 2022.
(2)
Other consists of the combination of Rentals, Flights & Car, and Cruises, and did not previously constitute a reportable segment.

There were no goodwill impairment charges recognized to our unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2022 and 2021. As of both September 30, 2022 and December 31, 2021, accumulated goodwill impairment losses totaled $3 million, which was associated with the Tripadvisor Core segment as of September 30, 2022 and Other as of December 31, 2021.

NOTE 6: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	September 30, 2022	December 31, 2021
	(in millions)
Accrued salary, bonus, and related benefits	$55	$58
Accrued marketing costs	56	27
Interest payable (1)	8	16
Current income taxes payable	11	3
Finance lease liability - current portion	6	6
Operating leases liability - current portion	15	20
Other	64	51
Total	$215	$181
(1)
Amount relates primarily to unpaid interest accrued on our 2025 Senior Notes. Refer to “Note 7: Debt” for further information.

NOTE 7: DEBT

The Company’s outstanding debt consisted of the following for the periods presented:

September 30, 2022	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(5)	$495
2026 Senior Notes	345	(4)	341
Total Long-Term Debt	$845	$(9)	$836

December 31, 2021	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(7)	$493
2026 Senior Notes	345	(5)	340
Total Long-Term Debt	$845	$(12)	$833

Credit Facility

We are party to a credit agreement with a group of lenders initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”) with a maturity date of May 12, 2024. The Company may borrow from the Credit Facility in U.S. dollars and Euros. In addition, the Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. The Credit Facility, among other things, requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.

As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Credit Facility and had issued $4 million and $3 million, respectively, of undrawn standby letters of credit under the Credit Facility. For the three months ended September 30, 2022, total interest expense and commitment fees on the Credit Facility were not material, while during the nine months ended September 30, 2022, we recorded total interest expense and commitment fees on the Credit Facility of $1 million to interest expense on our unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, we recorded total interest expense and commitment fees on the Credit Facility of $1 million and $2 million, respectively, to interest expense on our unaudited condensed consolidated statements of operations.

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

The Company remained in the Leverage Covenant Holiday as of September 30, 2022. Based on the Company’s existing leverage ratio, any outstanding or future borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% with a London Inter-Bank Offered Rate (“LIBO rate”) floor of 1.00% per annum; or (ii) the Alternate Base Rate Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%. In addition, based on the Company’s existing leverage ratio, we are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30% as of September 30, 2022, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and in connection with the issuance of letters of credit.

There is no specific repayment date prior to the maturity date for any borrowings under the Credit Agreement. We may voluntarily repay any outstanding borrowing under the Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The Credit Agreement contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Credit Agreement also limits the Company from repurchasing shares of its common stock and paying dividends, among other restrictions, during the Leverage Covenant Holiday. In addition, to secure the obligations under the Credit Agreement, the Company and certain subsidiaries have granted security interests and liens in and on substantially all of their assets as well as pledged shares of certain of the Company’s subsidiaries. The Credit Agreement also contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the Credit Facility. As of September 30, 2022 and December 31, 2021, we were in compliance with our covenants.

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

As of September 30, 2022 and December 31, 2021, unpaid interest on our 2025 Senior Notes totaled approximately $7 million and $16 million, respectively, and is included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheet. During the three and nine months ended September 30, 2022 and 2021, we recorded interest expense of $9 million and $26 million, respectively, to interest expense on our unaudited condensed consolidated statements of operations.

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

2026 Senior Notes

On March 25, 2021, we entered into a purchase agreement for the sale of $300 million aggregate principal amount of 0.25% Convertible 2026 Senior Notes due 2026 (the “2026 Senior Notes”) in a private offering to qualified institutional buyers. The 2026 Senior Notes included an over-allotment option that provided the initial purchasers of the 2026 Senior Notes with the option to purchase an additional $45 million aggregate principal amount of the 2026 Senior Notes; such over-allotment option was fully exercised. In connection with the issuance of the 2026 Senior Notes, the Company entered into an Indenture, dated March 25, 2021 (the “2026 Indenture”), among the Company, the guarantors party thereto and the trustee. The terms of the 2026 Senior Notes are governed by the 2026 Indenture. The 2026 Senior Notes mature on April 1, 2026, unless earlier converted, redeemed, or repurchased. The 2026 Senior Notes are senior unsecured obligations of the Company, although guaranteed by certain of the Company’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year, which began on October 1, 2021. As of September 30, 2022 and December 31 2021, unpaid interest on our 2026 Senior Notes was not material.

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

The 2026 Senior Notes are unconditionally guaranteed, on a joint and several basis, by the guarantors on a senior, unsecured basis. The 2026 Senior Notes are our general senior unsecured obligations and rank equally in right of payment with all of our existing and future senior indebtedness, and senior in right of payment to all of our future subordinated indebtedness. The 2026 Senior Notes will be effectively subordinated to any of our existing and future secured indebtedness, including borrowings under the Credit Facility, to the extent of the value of the assets securing such indebtedness.

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

The Company accounts for the 2026 Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2026 Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount, and the Company used a portion of the proceeds from the 2026 Senior Notes to enter into capped call transactions, as discussed below. The Company intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of our 2025 Senior Notes prior to maturity. The debt issuance costs will be amortized over the remaining term of the 2026 Senior Notes, using the effective interest rate method, and recorded to interest expense on our unaudited condensed consolidated statements of operations. During both the three and nine months ended

September 30, 2022, our effective interest rate, including debt issuance costs, was approximately 0.50% and total interest expense on our 2026 Senior Notes was not material during the three months ended September 30, 2022, while this amount was $1 million during the nine months ended September 30, 2022. During both the three and nine months ended September 30, 2021, our effective interest rate, including debt issuance costs, was approximately 0.55% and total interest expense on our 2026 Senior Notes was not material in either period.

The 2026 Senior Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.

Capped Call Transactions

In connection with the issuance of the 2026 Senior Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2026 Senior Notes and/or their respective affiliates and/or other financial institutions (the “Option Counterparties”) at a cost of approximately $35 million. The Capped Calls are separate transactions entered into by the Company with each of the Option Counterparties and are not part of the terms of the 2026 Senior Notes and therefore will not affect any noteholder’s rights under the 2026 Senior Notes. Noteholders will not have any rights with respect to the Capped Calls.

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

The Capped Calls are considered indexed to our own stock and are considered equity classified under GAAP and included as a reduction to additional paid-in-capital within stockholders’ equity on the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period. In addition, we recorded a deferred tax asset of $9 million associated with the Capped Calls on our unaudited condensed consolidated balance sheet during the three months ended March 31, 2021, as we made an income tax election allowable under Internal Revenue Service (the “IRS”) regulations in order to recover the cost of the Capped Calls as interest expense for income tax purposes only over the term of the 2026 Senior Notes.

NOTE 8: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following for the periods presented:

	September 30, 2022	December 31, 2021
	(in millions)
Unrecognized tax benefits	$205	$177
Deferred gain on equity method investment (1)	29	31
Long-term income taxes payable	27	2
Other	5	5
Total	$266	$215
(1)
Amount relates to long-term portion of a deferred income liability recorded as a result of an equity method investment made in the fourth quarter of 2019. Refer to “Note 4: Financial Instruments and Fair Value Measurements" for further information.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act made tax law changes to provide financial relief to companies as a result of the business impacts of COVID-19. Key income tax provisions of the CARES Act include changes in net operating losses (“NOL”) carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allowed the

Company to carryback our U.S. federal NOLs incurred in 2020, generating an expected U.S. federal tax benefit of $76 million, of which $64 million was refunded during the three months ended June 30, 2022. The remaining refund of $12 million is included in current income taxes payable within accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheet as of September 30, 2022 and is expected to be received in the next twelve months. In addition, $25 million of this refund received was recorded to long-term taxes payable within other long-term liabilities on our unaudited condensed consolidated balance sheet as of September 30, 2022, which reflects future transition tax payments related to the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).

In addition, certain governments have passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, wage tax relief or other financial aid. Some of these governments have extended or are considering extending these programs. We have participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as programs in other jurisdictions. In addition, in certain countries, such as within the European Union, Singapore, Australia, and other jurisdictions, we are also participating in programs where government assistance is in the form of wage subsidies and reductions in wage-related employer taxes paid by us. We recognize these government assistance benefits when there is a reasonable assurance of compliance with the conditions associated with the assistance and the amount is received. During the three months ended September 30, 2022, non-income tax related government assistance benefits recognized was not material, while we recognized $12 million of non-income tax related government assistance benefits during the nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, we recognized non-income tax related government assistance benefits of $2 million and $7 million, respectively. These amounts are not income tax related and were recorded as a reduction of personnel and overhead costs in the unaudited condensed consolidated statements of operations.

We recorded total income tax provisions of $37 million and $61 million for the three and nine months ended September 30, 2022, respectively. We recorded a total income tax provision of $2 million for the three months ended September 30, 2021, while we recorded a total income tax benefit of $19 million for the nine months ended September 30, 2021. The change in our income tax provisions during the three and nine months ended September 30, 2022, when compared to the same period in 2021, was primarily due to an increase in pretax income recognized during both the three and nine months ended September 30, 2022.

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of September 30, 2022, we had an accrued interest liability of $46 million and no penalties have been accrued.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011, 2014 through 2016, and 2018 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of September 30, 2022, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of our standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years; and in August 2020, we received Notices of Proposed Adjustment from the IRS for the 2014, 2015, and 2016 tax years. The statute of limitation of assessment for all years subject to the Notices of Proposed Adjustment remain open, with the exception of the 2012 and 2013 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense, for the open tax years, in an estimated range of $90 million to $100 million at the close of the audit if the IRS prevails, which includes $25 million to $35 million related to the 2009 through 2011 pre Spin-Off tax years. The estimated ranges take into consideration competent authority relief and transition tax regulations and is exclusive of deferred tax consequences and interest expense, which would be significant. We disagree with the proposed adjustments, and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for the open years outlined above, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have previously requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for tax years 2009 through 2016, for which the statutes remain open for all but the 2012 and 2013 tax years. We expect the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future. Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all open subsequent years.

In January 2021, we received from HMRC an issue closure notice relating to adjustments for 2012 through 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense and potential U.S. transition tax adjustments, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.

NOTE 10: COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, there have been no material changes to our commitments and contingencies since December 31, 2021. Refer to “Note 13: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

NOTE 11: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and RSUs, on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Cost of revenue	$—	$—	$1	$1
Selling and marketing	3	4	9	13
Technology and content	9	12	27	35
General and administrative	10	13	28	40
Total stock-based compensation expense	22	29	65	89
Income tax benefit from stock-based compensation	(4)	(6)	(14)	(18)
Total stock-based compensation expense, net of tax	$18	$23	$51	$71

We capitalized $2 million and $7 million of stock-based compensation expense as website development costs during the three and nine months ended September 30, 2022, respectively, and $3 million and $10 million during the three and nine months ended September 30, 2021, respectively.

Stock-Based Award Activity and Valuation

2022 Stock Option Activity

A summary of our stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2021	5,671	$47.03
Granted (1)	647	19.14
Exercised (2)	(13)	24.94
Cancelled or expired	(956)	44.36
Options outstanding at September 30, 2022	5,349	$44.19	5.4	$2
Exercisable as of September 30, 2022	3,893	$49.28	4.0	$—
Vested and expected to vest after September 30, 2022 (3)	5,203	$44.66	5.2	$2
(1)
Inclusive of approximately 516,000 stock options awarded to Matt Goldberg, our CEO, during July 2022. The estimated grant-date fair value per option, using a Black-Scholes option pricing model was $9.23. These stock options shall vest over four years, with 25% vesting on July 1, 2023 and 6.25% of the remaining award vesting in equal quarterly installments commencing thereafter, subject to the CEO’s continuous employment with the Company. The estimated grant-date fair value of this award will be amortized on a straight-line basis over the requisite service period through July 1, 2026.
(2)
Inclusive of approximately 10,000 stock options which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Stock and Annual Incentive Plan (the “2018 Plan”) and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.
(3)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of September 30, 2022 was $22.08. The total intrinsic value of stock options exercised for the nine months ended September 30, 2022 was not material, and for the nine months ended September 30, 2021 was $8 million.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Nine months ended
	September 30,
	2022	2021
Risk free interest rate	2.79%	0.67%
Expected term (in years)	5.51	5.32
Expected volatility	51.48%	49.69%
Expected dividend yield	— %	— %
Weighted-average grant date fair value	$9.47	$20.24

Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of stock options vested was $15 million and $19 million for the nine months ended September 30, 2022 and 2021, respectively.

2022 RSU Activity

A summary of our restricted stock units (“RSUs”) activity, consisting primarily of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2021	5,786	$36.82
Granted (1)	6,412	25.75
Vested and released (2)	(2,668)	36.12
Cancelled	(1,020)	33.42
Unvested RSUs outstanding as of September 30, 2022 (3)	8,510	$29.11	$188
(1)
Inclusive of approximately 258,000 RSUs awarded to our CEO during July 2022. The estimated grant-date fair value per RSU, based on the quoted price of our common stock on the date of grant, was $18.47. This service-based RSU award shall vest over four years, with 25% vesting on July 1, 2023 and 6.25% of the remaining award vesting in equal quarterly installments commencing thereafter, subject to the CEO’s continuous employment with the Company. The estimated grant-date fair value of this award will be amortized on a straight-line basis over the requisite service period through July 1, 2026.
(2)
Inclusive of approximately 706,000 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.
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

A summary of our market-based RSUs (“MSUs”) activity is presented below:

		Weighted
		Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2021	120	$28.15
Granted (1)	432	9.26
Cancelled	(35)	28.15
Unvested MSUs outstanding as of September 30, 2022 (2)	517	$12.36	$11

(1)
Inclusive of approximately 378,000 MSUs awarded to our CEO during July 2022. A Monte-Carlo simulation model, which simulated the present value of the potential outcomes of future stock prices was used to calculate the grant-date fair value of our MSU awards. These MSUs shall vest on July 1, 2025, with 25% vesting if our stock price is equal to or greater than $35.00 but less than $45.00, 50% if our stock price is equal to or greater than $45.00 but less than $55.00 and 100% if our stock price is equal to or greater than $55.00, subject to the CEO’s continuous employment with, or performance of services for, the Company. The estimated grant-date fair value of this award will be amortized on a straight-line basis over the requisite service period through July 1, 2026.
(2)
Approximately 85,000 outstanding MSUs provide for vesting based upon the Company’s total shareholder return, or TSR, performance over the period commencing January 1, 2020 through December 31, 2022 relative to the TSR performance of The Nasdaq Composite Total Return Index. Based upon actual attainment relative to the target performance metric, the grantees have the ability to receive up to 200% of the target number of MSUs originally granted, or to receive none at all.

Total current income tax benefits associated with the exercise or settlement of Tripadvisor stock-based awards held by our employees was $4 million and $7 million during the three and nine months ended September 30, 2022, respectively, and $6 million and $20 million during the three and nine months ended September 30, 2021, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average remaining amortization period at September 30, 2022 related to our non-vested equity awards is presented below:

	Stock
	Options	RSUs/MSUs
Unrecognized compensation expense (in millions)	$14	$208
Weighted average period remaining (in years)	2.8	2.9

NOTE 12: STOCKHOLDERS’ EQUITY

On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million. This share repurchase program has no expiration date but may be suspended or terminated by our Board of Directors at any time. During the three and nine months ended September 30, 2022 and 2021, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. As of September 30, 2022 and December 31, 2021, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program and 18,844,614 shares of the Company’s common stock held in treasury with an aggregate cost of $722 million.

Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program discussed above in compliance with applicable legal requirements. While the Board of Directors has not suspended or terminated the share repurchase program, the terms of the Credit Agreement currently limit the Company from engaging in share repurchases during the Leverage Covenant Holiday and the terms of our 2025 Indenture also impose certain limitations and restrictions on share repurchases. Refer to “Note 7: Debt” for further information about the Credit Facility and 2025 Indenture.

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

In periods of net income, shares of our common stock subject to the potential conversion of the 2026 Senior Notes outstanding during the period is also included in our weighted average number of shares outstanding used to calculate Diluted EPS using the if-converted method under GAAP, as share settlement is presumed. The Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of September 30, 2022 and 2021, the market price of a share of our common stock did not exceed the $107.36 cap price.

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

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) (1)	$25	$1	$22	$(119)
Denominator:
Weighted average shares used to compute Basic EPS	140,219	137,789	139,668	136,870
Weighted average effect of dilutive securities:
Stock options	1	130	5	—
RSUs/MSUs	854	1,892	1,204	—
2026 Senior Notes (Note 7)	4,674	4,674	3,116	—
Weighted average shares used to compute Diluted EPS	145,748	144,485	143,993	136,870
Basic EPS	$0.18	$0.01	$0.16	$(0.87)
Diluted EPS	$0.17	$0.01	$0.15	$(0.87)
(1)
Interest expense, net of taxes, related to the 2026 Senior Notes which was included in the Diluted EPS calculation for the three months ended September 30, 2022 and 2021, and for the nine months ended September 30, 2022, respectively, was not material.

Potential common shares, consisting of outstanding stock options, RSUs, MSUs, and those shares issuable under the 2026 Senior Notes, totaling approximately 11.8 million shares and 14.1 million shares for the three and nine months ended September 30, 2022, respectively, and approximately 6.8 million shares and 16.9 million shares for the three and nine months ended September 30, 2021, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares from certain performance-based awards of approximately 0.5 million shares and 0.2 million shares for the three and nine months ended September 30, 2022, respectively, and approximately 0.2 million shares for both the three and nine months ended September 30, 2021, respectively, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

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

NOTE 14: SEGMENT INFORMATION

In the second quarter of 2022, we revised our segment reporting structure. We now measure our business within three operating segments, which are also our reportable segments: (1) Tripadvisor Core; (2) Viator; and (3) TheFork. Our Tripadvisor Core segment includes the following revenue sources: (1) Tripadvisor-branded hotels – consisting of hotel auction (or hotel meta) revenue, primarily click-based advertising revenue, and hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue; (2) Tripadvisor-branded display and platform revenue – consisting primarily of display-based advertising revenue; (3) Tripadvisor experiences and dining revenue – consisting of intercompany (intersegment) revenue related to affiliate marketing commissions earned primarily from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to external revenue generated from Tripadvisor restaurant service offerings; and (4) Other revenue – consisting of cruises, rentals, flights, and cars revenue. The nature of the services provided and related revenue recognition policies are summarized by reportable segment in “Note 3: Revenue Recognition.” All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q. These reclassifications had no effect on our unaudited condensed consolidated financial statements in any period. Our segment profit measure (Adjusted EBITDA), including its definition, and other information provided to our CODM remain consistent with prior periods, except for certain segment expense allocations, which are described below.

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

The following tables present our reportable segment information for the three and nine months ended September 30, 2022 and 2021 and includes a reconciliation of Adjusted EBITDA to Net income (loss). We record depreciation and amortization and stock-based compensation and other stock-settled obligations, goodwill, intangible asset and other long-lived asset impairments, legal reserves and settlements, restructuring and other related reorganization costs, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in Corporate and Eliminations. In addition, we do not report total assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

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

	Three months ended September 30, 2022
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$250	$174	$35	$—	$459
Intersegment revenue	34	—	—	(34)	—
Total Revenue	$284	$174	$35	$(34)	$459
Adjusted EBITDA	112	12	(9)	—	115
Depreciation and amortization				(23)	(23)
Stock-based compensation				(22)	(22)
Operating income (loss)					70
Other income (expense), net					(8)
Income (loss) before income taxes					62
(Provision) benefit for income taxes					(37)
Net income (loss)					25

	Three months ended September 30, 2021
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$200	$73	$30	$—	$303
Intersegment revenue	12	—	—	(12)	—
Total Revenue	$212	$73	$30	$(12)	$303
Adjusted EBITDA	73	1	(2)	—	72
Depreciation and amortization				(27)	(27)
Stock-based compensation				(29)	(29)
Operating income (loss)					16
Other income (expense), net					(13)
Income (loss) before income taxes					3
(Provision) benefit for income taxes					(2)
Net income (loss)					1

	Nine months ended September 30, 2022
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$679	$366	$93	$—	$1,138
Intersegment revenue	70	—	—	(70)	—
Total Revenue	$749	$366	$93	$(70)	$1,138
Adjusted EBITDA	284	(8)	(24)	—	252
Depreciation and amortization				(73)	(73)
Stock-based compensation				(65)	(65)
Legal reserves and settlements				(1)	(1)
Operating income (loss)					113
Other income (expense), net					(30)
Income (loss) before income taxes					83
(Provision) benefit for income taxes					(61)
Net income (loss)					22

	Nine months ended September 30, 2021
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$481	$125	$55	$—	$661
Intersegment revenue	22	—	—	(22)	—
Total Revenue	$503	$125	$55	$(22)	$661
Adjusted EBITDA	128	(25)	(32)	—	71
Depreciation and amortization				(85)	(85)
Stock-based compensation				(89)	(89)
Operating income (loss)					(103)
Other income (expense), net					(35)
Income (loss) before income taxes					(138)
(Provision) benefit for income taxes					19
Net income (loss)					(119)
(1)
Corporate general and administrative personnel costs of $2 million and $4 million for the three and nine months ended September 30, 2022 and 2021, respectively, were allocated to the Viator and TheFork segments.
(2)
Includes allocated corporate general and administrative personnel costs from our Tripadvisor Core segment of $1 million and $2 million for the three and nine months ended September 30, 2022 and 2021, respectively.
(3)
Includes allocated corporate general and administrative personnel costs from our Tripadvisor Core segment of $1 million and $2 million for the three and nine months ended September 30, 2022 and 2021, respectively.

Customer Concentrations

Refer to “Note 4: Financial Instruments and Fair Value Measurements” under the section entitled “Risks and Concentrations” for information regarding our major customer concentrations.

Product Information

Revenue sources within our Tripadvisor Core segment, consisting of Tripadvisor-branded hotels revenue, Tripadvisor-branded display and platform revenue, Tripadvisor experiences and dining revenue, and other revenue, along with our Viator and TheFork segment revenue sources, comprise our products. Refer to “Note 3: Revenue Recognition” for our revenue by product.

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

Segments

In the second quarter of 2022, as part of our continuous review of the business and in consultation with our CEO, who also serves as our CODM, we evaluated our operations and realigned the reportable segment information which our CODM regularly assesses to evaluate performance for operating decision-making purposes, including allocation of resources. The revised segment reporting structure includes the following reportable segments: (1) Tripadvisor Core; (2) Viator; and (3) TheFork. For further information, including the change in segments and principal revenue streams within these segments, refer to “Note 3: Revenue Recognition,” “Note 5: Goodwill,” and “Note 14: Segment Information,” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q. These reclassifications had no effect on our unaudited condensed consolidated financial statements in any period.

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

The COVID-19 pandemic caused significant negative impact on the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”), and consequently adversely and materially affected our business, results of operations, liquidity and financial condition beginning in early 2020 and throughout that year. Although the pandemic continued to materially impact our business, these trends generally improved, although unevenly at times throughout 2021, with continued improvement being experienced during the first three quarters of 2022. The Company exceeded parity with pre-COVID-19 revenue levels during the third quarter of 2022 on a consolidated basis, given what we believe to be primarily increased consumer demand for travel industry related services, combined with the easing of government travel restrictions.

Traffic trends on our platform, a leading indicator of consumer travel demand, have improved substantially since the trough of significant declines seen in March and April 2020. By means of showing a comparison to a pre-COVID-19 timeframe, average monthly unique users on Tripadvisor-branded websites during the third quarter of 2022 was approximately 82% of 2019’s comparable period, an increase from approximately 76% of 2019’s comparable period during the third quarter of 2021. Our consolidated revenue for the three and nine months ended September 30, 2022 was $459 million, an increase of 51%, and approximately $1.1 billion, an increase of 72%, respectively, when compared to the same periods in 2021, despite the impact of foreign currency fluctuations which we estimate negatively impacted consolidated revenue in the amount of $34 million and $62 million, respectively. In addition, by means of showing a comparison to a pre-COVID-19 timeframe, consolidated revenue for the third quarter of 2022 exceeded parity with 2019’s comparable period, an increase from approximately 71% of 2019’s comparable period during the third quarter of 2021.

We continue to be subject to risks and uncertainties related to the COVID-19 pandemic. Continued widespread vaccine distributions, efficacy against existing variants (e.g., Delta, Omicron, and BA.5) and future variants, if any, of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, the extent and effectiveness of containment actions taken, and whether consumers' demand for travel and hospitality services continue to be or become negatively impacted remain uncertain. We continue to believe the travel industry, and our financial results, would be adversely and materially affected upon a resurgence of existing COVID-19 variants (e.g., Delta, Omicron, and BA.5) or if new variants emerge, which result in reinstated travel bans and/or other government restrictions and mandates, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

Tripadvisor Core Segment

Our Tripadvisor Core segment is comprised of: (1) Tripadvisor-branded hotels – consisting of hotel auction (or hotel meta) revenue, primarily click-based advertising revenue, in addition to hotel B2B revenue, which primarily consists of subscription-based advertising and hotel sponsored placements revenue; (2) Tripadvisor-branded display and platform revenue – which primarily consists of display-based advertising revenue; (3) Tripadvisor experiences and dining revenue – which consists of intercompany (intersegment) revenue related to affiliate marketing commissions earned primarily from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to revenue generated from Tripadvisor restaurant service offerings (or B2B dining offerings); and (4) Other revenue – which consists of cruises, rentals, flights, and cars revenue. For further information on the principal revenue streams within this segment refer to “Note 3: Revenue Recognition” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

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

As noted in the discussion above regarding COVID-19, easing of travel restrictions across the world and an increase in consumer travel demand drove improved financial results during the first nine months of 2022, as Tripadvisor Core revenue increased by 34% and 49% during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, despite the significant impact from the Omicron variant in the month of January 2022, as travel demand and revenue rebounded significantly during the first three quarters of 2022. By means of showing a comparison to a pre-COVID-19 timeframe, during the three months ended September 30, 2022, Tripadvisor Core revenue reached approximately 88% of 2019’s comparable period, an increase from approximately 66% of 2019’s comparable period during the third quarter of 2021, while during the nine months ended September 30, 2022, Tripadvisor Core revenue reached approximately 77% of 2019’s comparable period, an increase from approximately 52% of 2019’s comparable period during the nine months ended September 30, 2021.

Tripadvisor-branded hotels revenue increased 31% and 47%, respectively, during the three and nine months ended September 30, 2022, when compared to the same periods in 2021, primarily driven by growth in our hotel auction (or hotel meta) revenue. During the three months ended September 30, 2022, Tripadvisor-branded hotels revenue reached approximately 95% of 2019’s comparable period, an increase from approximately 73% of 2019’s comparable period during the third quarter of 2021. The Company saw continued strength of recovery in our U.S. hotel auction revenue during the third quarter of 2022 on strong consumer travel demand, exceeding parity with 2019’s comparable period and increased sequentially during the third quarter of 2022 when compared as a percentage to 2019's comparable period. During the third quarter of 2022, our European hotel auction revenue was below 2019's comparable period. In correlation with the increase in consumer travel demand and more favorable hotel auction environment than in 2021, we increased our performance marketing investment during the first nine months of 2022. Relative strength in CPC pricing allowed us to increase spend in marketing channels at a profitable ROAS (return on ad spend), while our free traffic, in particular SEO traffic, has been slower to recover.

While slower to recover than Tripadvisor-branded hotels revenue, our display and platform revenue increased by 14% and 41% during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. In addition, and by means of also showing a comparison to a pre-COVID-19 timeframe, Tripadvisor-branded display and platform revenue for both the three and nine months ended September 30, 2022 was approximately 80% of 2019’s comparable periods, an increase from approximately 71% and 57% of 2019’s comparable periods during the three and nine months ended September 30, 2021, respectively. This overall improvement during the first three quarters of 2022 was primarily driven by an increase in marketing spend from our advertisers in correlation with increasing consumer travel demand, as discussed above.

Our Tripadvisor experiences and dining revenue increased by 96% and 98% during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by our experiences offering as a result of the growing travel demand recovery fueled by the easing of government restrictions and increasing consumer travel demand. In addition, and by means of also showing a comparison to a pre-COVID-19 timeframe, Tripadvisor experiences and dining revenue for the three months ended September 30, 2022 was approximately 125% of 2019’s comparable period, an increase from approximately 64% of 2019’s comparable period during the three months ended September 30, 2021, while during the nine months ended September 30, 2022, Tripadvisor experiences and dining revenue reached approximately 116% of 2019’s comparable period, an increase from approximately 59% of 2019’s comparable period during the nine months ended September 30, 2021.

Similar to our other revenue streams, financial results in Other revenue, also improved during the three and nine months ended September 30, 2022, when compared to the same periods in 2021, as a result of increased consumer travel demand as part of the growing travel demand recovery. We continue to operate these businesses opportunistically as they complement our overall strategic objectives to deliver more value to consumers and travel partners.

Over the long-term, we believe that improving our offerings to deepen consumer engagement on our platform will enable us to more effectively monetize our influence. For example, in Tripadvisor-branded display and platform revenue, we enable travel partners to amplify their brand, generate brand impressions, and potentially drive qualified leads and bookings for their businesses. We continue to work on initiatives to better leverage our audience, content, data, travel influence and platform breadth to open up new media advertising opportunities through a more modern, high-powered advertising suite spanning native, video and programmatic solutions. Our platform is open to advertising from travel endemic and non-travel endemic partners. On the consumer side, we are focused on making Tripadvisor membership more valuable for consumers. As an example, during 2021, we launched Tripadvisor Plus, an annual subscription-based membership that offers financial incentives, benefits and perks to members who book hotels and experiences on our platform.

These efforts demonstrate our continued focus on increasing the quality of customer engagement on our platform, including driving membership growth, increasing personalization, and innovating our mobile app experience. We believe delivering – and improving upon – a great experience for users will encourage more users to use our services more frequently, increase member growth and member engagement, and drive loyalty to our brand and services. In turn, we believe this makes our platform more attractive for travel partners, which can result in increased monetization over time for us and our travel partners.

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

Our Viator segment contributes to the comprehensive user experience Tripadvisor delivers to its travelers, which we believe helps to increase awareness of, loyalty to, and engagement with our products. Viator also drives more bookings to our travel partners, such as tour operators, which helps them generate greater revenue and increased profitability on our platform. The global tours, activities, and attractions market is large and highly fragmented, with the vast majority of bookings still occurring through traditional offline sources. However, there is a secular shift occurring as this market continues to grow and moves more online and we believe Viator is well positioned to benefit from this trend. Given the significant growth prospects in this large under-penetrated global market, we expect to continue to invest in the Viator business to take advantage of these opportunities to increase consumer engagement, bookings and revenue growth for the long-term.

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

We began to see improvement in our Viator segment’s financial results during the third quarter of 2021, and this trend has continued through the third quarter of 2022, as revenue increased by 138% during the three months ended September 30, 2022, when compared to the same period in 2021, primarily driven by the travel demand recovery, combined with the easing of government restrictions. By means of showing a comparison to a pre-COVID-19 timeframe, our Viator segment revenue for the third quarter of 2022 was approximately 179% of 2019’s comparable period, an increase from approximately 75% of 2019’s comparable period during the third quarter of 2021. As a result of strong consumer demand in our Viator segment with the growing travel demand recovery during the first three quarters of 2022, we significantly increased investments in performance marketing channels in order to capture additional market share while maintaining a positive return on investment measured over the projected lifetime of a customer. From a geographical perspective, we continued to see strong consumer demand for experiences in both the U.S. and Europe as a destination during the third quarter of 2022, as travel between North America and Europe increased, in particular as U.S. consumers continued to travel internationally.

We continue to execute on new initiatives to delight and engage new and repeat travelers. For example, we recently improved our site navigation, recommendations, sort orders, and quality of our bookable products. We also created traveler support improvements, as new customer acquisition remains a key growth opportunity during the growing travel recovery. We also remain focused on improving the traveler experience by enhancing the performance and capabilities of Viator’s mobile app. For travel partners on Viator’s platform, we are focused on scaling a new advertising program, Viator Accelerate, which is aimed at helping operators increase their visibility on the platform through targeted advertising, ultimately with the goal of increasing a travel partner’s bookings and traveler reach.

TheFork Segment

We provide information and services for consumers to research and book restaurant reservations through our stand-alone TheFork business in our dedicated online restaurant reservations platform, TheFork. TheFork segment contributes to and complements the comprehensive user experience we deliver, which we believe helps to increase awareness and loyalty to our products, which in turn drives more bookings to our restaurant partners and generates greater revenue and increased profitability on our restaurant reservations platform. TheFork is primarily European based, with operations in all major European markets. We largely generate transaction fees (or per seated diner fees) that are paid by our restaurant customers for diners seated primarily from bookings through TheFork’s online reservation system.

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

During the first quarter of 2021, restaurants in most of the European countries in which TheFork operates were ordered to remain closed. In TheFork segment, we saw a notable recovery beginning in mid-May 2021, as restaurants in most European countries in which TheFork operates began reopening for in-restaurant dining. However, late in the fourth quarter of 2021 and early into the first quarter of 2022, Omicron-related restrictions and related impact to consumer demand within Europe again began to impact TheFork. These Omicron-related restrictions were again lifted late in the first quarter of 2022, bringing a recovery of consumer demand and revenue, although European consumer demand and restaurant openings remain below pre-pandemic levels through the third quarter of 2022. TheFork segment revenue during the third quarter of 2022 increased by approximately 17%, primarily driven by improving consumer demand, when compared to the same period in 2021. By means of showing a comparison to a pre-COVID-19 timeframe, TheFork revenue during the third quarter of 2022 slightly exceeded parity with 2019's comparable period, an increase from approximately 88% of 2019’s comparable period during the third quarter of 2021.

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

Employees

As of September 30, 2022, the Company had nearly 3,000 employees. Approximately 55%, 35%, and 10% of the Company’s current employees are based in Europe, the U.S., and the rest of world, respectively. Our number of employees increased approximately 10% as compared to September 30, 2021. Additionally, we use contingent workers, including temporary employees, agency employees and independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

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

Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, although consumer travel demand was materially lower than historic levels due to the impact of COVID-19 on our business during 2020, these trends generally improved, albeit unevenly, during 2021, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends, which has continued during the first three quarters of 2022. However, it is difficult to predict the seasonality for the upcoming quarters, given the sustained uncertainty related to the COVID-19 pandemic and whether there will be resurgences, or if new variants will emerge, and the pace of continued recovery in our key markets.

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

Statements of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenue	$459	$303	51%	$1,138	$661	72%

Costs and expenses:
Cost of revenue	32	23	39%	85	54	57%
Selling and marketing	234	148	58%	591	343	72%
Technology and content	55	52	6%	162	161	1%
General and administrative	45	37	22%	114	121	(6)%
Depreciation and amortization	23	27	(15)%	73	85	(14)%
Total costs and expenses:	389	287	36%	1,025	764	34%
Operating income (loss)	70	16	338%	113	(103)	n.m.
Other income (expense):
Interest expense	(11)	(12)	(8)%	(33)	(34)	(3)%
Interest income	4	—	n.m.	7	1	600%
Other income (expense), net	(1)	(1)	0%	(4)	(2)	100%
Total other income (expense), net	(8)	(13)	(38)%	(30)	(35)	(14)%
Income (loss) before income taxes	62	3	1,967%	83	(138)	n.m.
(Provision) benefit for income taxes	(37)	(2)	1,750%	(61)	19	n.m.
Net income (loss)	$25	$1	2,400%	$22	$(119)	n.m.

Other Financial Data:
Adjusted EBITDA (1)	$115	$72	60%	$252	$71	255%

n.m. = not meaningful

(1) Consolidated Adjusted EBITDA is considered a non-GAAP measure as defined by the SEC. Please refer to “Adjusted EBITDA” below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenue by Segment:	(in millions)			(in millions)
Tripadvisor Core (1)	$284	$212	34%	$749	$503	49%
Viator	174	73	138%	366	125	193%
TheFork	35	30	17%	93	55	69%
Intersegment eliminations (1)	(34)	(12)	183%	(70)	(22)	218%
Total revenue	$459	$303	51%	$1,138	$661	72%
Adjusted EBITDA by Segment:
Tripadvisor Core	$112	$73	53%	$284	$128	122%
Viator	12	1	1,100%	(8)	(25)	(68)%
TheFork	(9)	(2)	350%	(24)	(32)	(25)%
Total Adjusted EBITDA	$115	$72	60%	$252	$71	255%
Adjusted EBITDA Margin by Segment (2):
Tripadvisor Core	39%	34%		38%	25%
Viator	7%	1%		(2)%	(20)%
TheFork	(26)%	(7)%		(26)%	(58)%

n.m. = not meaningful

(1)
Tripadvisor Core segment revenue figures are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 14: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for a discussion of intersegment revenue for all periods presented.
(2)
"Adjusted EBITDA Margin by Segment" is defined as Adjusted EBITDA by segment divided by revenue by segment.

Tripadvisor Core Segment

Tripadvisor Core segment revenue increased by $72 million and $246 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to increased hotel auction (or hotel meta) revenue, and, to a lesser extent, an increase in Tripadvisor experiences and dining and Tripadvisor-branded display and platform revenue, all of which was due to the impact of growing consumer travel demand and the travel industry recovery on our business, as discussed above. In addition, we estimate this segment's revenue performance was negatively impacted by foreign currency fluctuations of $15 million during the three months ended September 30, 2022, when compared to the same period in 2021.

Adjusted EBITDA in our Tripadvisor Core segment increased $39 million and $156 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. This was primarily due to an increase in revenue as noted above, partially offset by an increase in direct selling and marketing expenses related to search engine marketing, or SEM, and other online paid traffic acquisition costs in response to increasing consumer travel demand as travel restrictions have eased and the travel industry recovers, and to a lesser extent, increased personnel and overhead costs to help support business growth during the growing travel demand recovery.

The following is a detailed discussion of the revenue sources within our Tripadvisor Core segment:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Tripadvisor Core:
Tripadvisor-branded hotels	$188	$143	31%	$510	$347	47%
Tripadvisor-branded display and platform	33	29	14%	97	69	41%
Tripadvisor experiences and dining (1)	45	23	96%	101	51	98%
Other	18	17	6%	41	36	14%
Total Tripadvisor Core Revenue	$284	$212	34%	$749	$503	49%
(1)
Tripadvisor experiences and dining revenue within the Tripadvisor Core segment are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 14: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for a discussion of and the amounts of intersegment revenue for all periods presented.

Tripadvisor-branded Hotels Revenue

For the three and nine months ended September 30, 2022, 66% and 68%, respectively, of our Tripadvisor Core segment revenue was derived from Tripadvisor-branded hotels revenue. For the three and nine months ended September 30, 2021, 67% and 69%, respectively, of our Tripadvisor Core segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue increased $45 million and $163 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. This increase was primarily driven by our hotel auction (or hotel meta) revenue across all markets, and, to a lesser extent, hotel B2B revenue, due to growing consumer travel demand and travel industry recovery and easing of government travel and leisure restrictions related to COVID-19. As consumer travel demand continued to increase during the first three quarters of 2022, the Company saw continued improvement in hotel auction monetization, as CPC rates during the first three quarters of 2022 were near or exceeded parity of 2019's comparable period, which enabled increased efficient marketing investment on performance channels, enhancing our 2022 hotel auction revenue growth. See “Trends” above for further discussion.

Tripadvisor-branded Display and Platform Revenue

For the three and nine months ended September 30, 2022, 12% and 13%, respectively, of our Tripadvisor Core segment revenue was derived from our Tripadvisor-branded display and platform revenue, which consists of revenue from Tripadvisor-branded display-based advertising across our platform. For both the three and nine months ended September 30, 2021, 14% of our Tripadvisor Core segment revenue was derived from our Tripadvisor-branded display and platform revenue.

Tripadvisor-branded display-based advertising revenue increased by $4 million and $28 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by an increase in marketing spend from our advertisers in correlation with increasing consumer travel demand, as discussed above.

Tripadvisor Experiences and Dining Revenue

For the three and nine months ended September 30, 2022, 16% and 14%, respectively, of our Tripadvisor Core segment revenue was derived from our Tripadvisor experiences and dining revenue, which includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to revenue earned from Tripadvisor's restaurant service offerings. For the three and nine months ended September 30, 2021, 11% and 10%, respectively, of our Tripadvisor Core segment revenue was derived from our Tripadvisor experiences and dining revenue.

Tripadvisor experiences and dining revenue increased by $22 million and $50 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by our experiences offering due to the impact of growing consumer travel demand and travel industry recovery on our business, as discussed above.

Other Revenue

For the three and nine months ended September 30, 2022, 6% and 5%, respectively, of our Tripadvisor Core segment revenue was derived from Other revenue, which includes rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from our cruises, flights, and cars offerings on Tripadvisor websites and mobile apps. For the three and nine months ended September 30, 2021, 8% and 7%, respectively, of our Tripadvisor Core segment revenue was derived from Other revenue.

Other revenue increased by $1 million and $5 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to the impact of growing consumer travel demand and travel industry recovery on our business, as discussed above.

Viator Segment

Viator segment revenue increased by $101 million and $241 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by the consumer travel demand recovery and pent-up demand for experiences across all geographies, in conjunction with the lifting of various government restrictions on experience activities during the same time period, which is discussed further in “Trends” above. In addition, Viator is benefitting from the larger macro trend, or secular shift, as the large global market in which it operates continues to grow, and, in addition, migrate online from traditional offline sources. We also estimate this segment's revenue performance was negatively impacted by foreign currency fluctuations of $13 million during the three months ended September 30, 2022, when compared to the same period in 2021.

Adjusted EBITDA in our Viator segment increased by $11 million during the three months ended September 30, 2022, while Adjusted EBITDA loss decreased by $17 million during the nine months ended September 30, 2022, when compared to the same periods in 2021, primarily due to an increase in revenue as noted above, largely offset by an increase in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and other marketing costs in response to increased consumer demand for experiences as part of the growing consumer travel demand recovery and to grow market share, and, to a lesser extent, an increase in direct costs from credit card payments and other revenue-related transaction costs in direct correlation with the increase in revenue, as well as increased personnel and overhead costs to help support business growth during the travel demand recovery.

TheFork Segment

TheFork segment revenue increased by $5 million and $38 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, driven by the consumer travel demand recovery and various government restrictions on restaurants being lifted during the same time period, which is discussed further in “Trends” above, despite the impact of foreign currency fluctuations, which we estimate negatively impacted this segment's revenue performance during the three months ended September 30, 2022 in the amount of $6 million.

Adjusted EBITDA loss in TheFork segment increased by $7 million during the three months ended September 30, 2022 when compared to the same period in 2021, primarily due to an increase in selling and marketing expenses related to online paid traffic acquisition costs, in addition to television advertising costs, in response to increased demand as part of the consumer travel demand recovery and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the travel demand recovery, partially offset by an increase in revenue as noted above.

Adjusted EBITDA loss in TheFork segment decreased by $8 million during the nine months ended September 30, 2022, when compared to the same period in 2021, primarily due to an increase in revenue as noted above, and to a lesser extent, non-income tax related government assistance benefits related to COVID-19 relief received during the second quarter of 2022 of approximately $11 million recorded as a benefit to general and administrative expenses, largely offset by an increase in selling and marketing expenses related to online paid traffic acquisition costs, in addition to television advertising costs, in response to increased demand as part of the consumer travel demand recovery and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the travel demand recovery.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Direct costs	$26	$16	63%	$65	$36	81%
Personnel and overhead	6	7	(14%)	20	18	11%
Total cost of revenue	$32	$23	39%	$85	$54	57%
% of revenue	7.0%	7.6%		7.5%	8.2%

Cost of revenue increased $9 million and $31 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, the majority of which is due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs in our Viator segment in direct correlation with the increase in revenue, as Viator serves as the merchant of record for the majority of its experience booking transactions.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Direct costs	$183	$104	76%	$447	$211	112%
Personnel and overhead	51	44	16%	144	132	9%
Total selling and marketing	$234	$148	58%	$591	$343	72%
% of revenue	51.0%	48.8%		51.9%	51.9%
Direct selling and marketing costs increased $79 million and $236 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to an increase of $74 million and $220 million, respectively, in SEM, other paid online traffic acquisition spend, and other marketing costs, the substantial majority of which was within our Tripadvisor Core and Viator segments, in response to increasing consumer travel demand as travel activity restrictions have eased and the travel industry recovers, as well as, and to a lesser extent, increased television advertising costs of $5 million and $12 million in TheFork segment during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021.

Personnel and overhead costs increased $7 million and $12 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to an increase in contingent staff and additional headcount to help support business growth during the growing travel demand recovery.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Personnel and overhead	$47	$46	2%	$141	$144	(2%)
Other	8	6	33%	21	17	24%
Total technology and content	$55	$52	6%	$162	$161	1%
% of revenue	12.0%	17.2%		14.2%	24.4%

Personnel and overhead costs increased $1 million during the three months ended September 30, 2022, when compared to the same period in 2021, primarily due to additional headcount to help support business growth during the travel demand recovery, partially offset by a decrease in stock-based compensation expense of $3 million during the three months ended September 30, 2022. Personnel and overhead costs decreased $3 million during the nine months ended September 30, 2022, when compared to the same period in 2021, primarily due to a decrease in stock-based compensation expense of $8 million during the nine months ended September 30, 2022, partially offset by additional headcount to help support business growth during the travel demand recovery.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs, including personnel engaged in leadership, finance, legal, and human resources, as well as stock-based compensation expense for those same personnel. General and administrative costs also include professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense, non-income taxes, such as sales, use, digital services, and other non-income related taxes.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(in millions)			(in millions)
Personnel and overhead	$32	$31	3%	$91	$93	(2%)
Professional service fees and other	13	6	117%	23	28	(18%)
Total general and administrative	$45	$37	22%	$114	$121	(6%)
% of revenue	9.8%	12.2%		10.0%	18.3%

General and administrative costs increased $8 million during the three months ended September 30, 2022, when compared to the same period in 2021. Personnel and overhead costs increased $1 million during the three months ended September 30, 2022, when compared to the same period in 2021, primarily due to additional headcount to help support business growth during the travel demand recovery, partially offset by a decrease in stock-based compensation expense of $3 million during the three months ended September 30, 2022. Professional service fees and other costs increased $7 million during the three months ended September 30, 2022, when compared to the same period in 2021, primarily due to an increase in digital service taxes in Europe of $4 million and, to a lesser extent, bad debt expense.

General and administrative costs decreased $7 million during the nine months ended September 30, 2022, when compared to the same period in 2021. Personnel and overhead costs decreased $2 million during the nine months ended September 30, 2022, when compared to the same period in 2021, primarily due to a decrease in stock-based compensation expense of $12 million during the nine months ended September 30, 2022, partially offset by additional headcount to help support business growth during the travel demand recovery. Professional service fees and other costs decreased $5 million during the nine months ended September 30, 2022, when compared to the same period in 2021, primarily due to an increase in non-income tax related government assistance benefits related to COVID-19 relief of $10 million during the nine months ended September 30, 2022, as $11 million was received by the Company during the second quarter of 2022, partially offset primarily by an increase in digital service taxes in Europe of $6 million.

Depreciation and Amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use (“ROU”) assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Depreciation	$20	$22	$64	$68
Amortization of intangible assets	3	5	9	17
Total depreciation and amortization	$23	$27	$73	$85
% of revenue	5.0%	8.9%	6.4%	12.9%

Depreciation and amortization decreased $4 million and $12 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to the completion of amortization related to certain intangible assets from business acquisitions and capitalized website development costs in previous years.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to the Credit Facility, 2025 Senior Notes, 2026 Senior Notes, as well as interest on finance leases.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Interest expense	$(11)	$(12)	$(33)	$(34)

Interest expense did not change materially during the three and nine months ended September 30, 2022, when compared to the same periods in 2021. The majority of interest expense reported in all periods, was incurred under the 2025 Senior Notes. Refer to “Note 7: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

Interest Income

Interest income primarily consists of interest earned from bank deposits available on demand, term deposits, money market funds, and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Interest income	$4	$—	$7	$1

Interest income increased $4 million and $6 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to an increase in the average amount of cash invested and increased interest rates during 2022.

Other Income (Expense), Net

Other income (expense), net generally consists of net foreign exchange gains and losses, forward contract gains and losses, earnings/(losses) from equity method investments, gain/(loss) and impairments on non-marketable investments, gain/(loss) on sale/disposal of businesses, and other non-operating income (expenses).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Other income (expense), net	$(1)	$(1)	$(4)	$(2)

Other expense, net increased $2 million during the nine months ended September 30, 2022, when compared to the same period in 2021, primarily due to increased net foreign currency transaction losses as a result of the fluctuation of foreign exchange rates during 2022, partially offset by forward contract gains.

(Provision) Benefit for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
(Provision) benefit for income taxes	$(37)	$(2)	$(61)	$19
Effective tax rate	59.7%	66.7%	73.5%	13.8%

We recorded total income tax provisions of $37 million and $61 million for the three and nine months ended September 30, 2022, respectively. We recorded a total income tax provision of $2 million for the three months ended September 30, 2021, while we recorded a total income tax benefit of $19 million for the nine months ended September 30, 2021. The change in our income taxes during the three and nine months ended September 30, 2022, when compared to the same periods in 2021, was primarily due to an increase in pretax income recognized during both the three and nine months ended September 30, 2022. Refer to “Note 9: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information.

Net income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net income (loss)	$25	$1	$22	$(119)
Net income (loss) margin	5.4%	0.3%	1.9%	(18.0%)

Net income (loss) improved by $24 million and $141 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to an increase in revenue, as described in more detail above under “Revenue and Segment Information”, largely offset by an increase in selling and marketing expenses in response to increasing consumer travel demand as travel activity restrictions eased and the travel industry recovers, and to a lesser extent, an increase in personnel and overhead costs to help support business growth during the consumer travel demand recovery and increased direct costs from credit card payment fees and other revenue-related transaction costs in direct correlation with the increase in revenue during the three and nine months ended September 30, 2022, all of which is described in more detail above under “Consolidated Expenses.”

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Net income (loss)	$25	$1	$22	$(119)
Add: (Benefit) Provision for income taxes	37	2	61	(19)
Add: Other expense (income), net	8	13	30	35
Add: Stock-based compensation	22	29	65	89
Add: Legal reserves and settlements	—	—	1	—
Add: Depreciation and amortization	23	27	73	85
Adjusted EBITDA	$115	$72	$252	$71

Related Party Transactions

For information on our relationship with LTRIP, which may be deemed to beneficially own equity securities representing nearly 57% of our voting power as of September 30, 2022, refer to “Note 1: Business Description and Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q. We had no related party transactions with LTRIP during the three and nine months ended September 30, 2022 and 2021.

Stock-Based Compensation

Refer to “Note 11: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on current year equity award activity, including the issuance of approximately 0.6 million service-based stock options with a weighted average grant-date fair value per option of $9.47 and approximately 6.4 million service-based RSUs with a weighted average grant-date fair value of $25.75 during the nine months ended September 30, 2022.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under the Credit Facility. As of September 30, 2022 and December 31, 2021, we had approximately $1.07 billion and $723 million, respectively, of cash and cash equivalents, and $496 million of available borrowing capacity under the Credit Facility. As of September 30, 2022, approximately $224 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which approximately 55% was held in the U.K. As of September 30, 2022, the significant majority of our cash was denominated in U.S. dollars.

As of September 30, 2022, we had $479 million of cumulative undistributed earnings in foreign subsidiaries that are no longer considered to be indefinitely reinvested. As of September 30, 2022, we maintained a deferred income tax liability on our unaudited condensed consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested.

As of September 30, 2022, we are party to the Credit Facility, which, among other things, provides for a $500 million revolving credit facility with a maturity date of May 12, 2024. The Company may borrow from the Credit Facility in U.S. dollars and Euros. The Credit Facility requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.

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

The Company remained in the Leverage Covenant Holiday as of September 30, 2022. Based on the Company’s existing leverage ratio, any outstanding or future borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% with a London Inter-Bank Offered Rate (“LIBO rate”) floor of 1.00% per annum; or (ii) the Alternate Base Rate Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%. In addition, based on the Company’s existing leverage ratio, we are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30% as of September 30, 2022, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and in connection with the issuance of letters of credit. The Credit Facility includes restrictions on the Company’s ability to make certain payments and distributions, including share repurchases and dividends.

As of September 30, 2022 and December 31, 2021, we had no outstanding borrowings and were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday ceases, based on our current projections, we do not believe there is a material risk we will not remain in compliance throughout the next twelve months.

As of September 30, 2022, the Company had $845 million in long-term debt, as a result of the issuance of our 2025 Senior Notes in July 2020 and 2026 Senior Notes in March 2021, as discussed below.

In July 2020, the Company completed the sale of $500 million of our 2025 Senior Notes. The 2025 Senior Notes provide, among other things, that interest, at an interest rate of 7.0% per annum, is payable on January 15 and July 15 of each year, which began on January 15, 2021, until their maturity on July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.

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

For further information on the Credit Facility, 2025 Senior Notes, and 2026 Senior Notes, refer to “Note 7: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q.

As of September 30, 2022, we had $75 million remaining available to repurchase shares of our common stock under our existing share repurchase program authorized by our Board of Directors. During the three and nine months ended September 30, 2022 and 2021, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. The terms of the Credit Agreement were amended to limit the Company from share repurchases during the Leverage Covenant Holiday and the terms of the 2025 Indenture related to the 2025 Senior Notes also impose certain limitations and restrictions on share repurchases.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows during the year related to working capital. In our Experiences and Rentals free-to-list models, we receive cash from travelers at the time of booking or prior to the occurrence of an experience or rental, and we record these amounts, net of commissions, on our consolidated balance sheet as deferred merchant payables. We pay the operator, or the experience supplier and/or property rental owners, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the operator and this operating cycle represents a source or use of cash to us. During the first half of the year, experiences and rentals bookings typically exceed the amount of completed experiences and rental stays, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Although consumer travel demand remained materially lower than historic levels due to the impact of COVID-19 on our business during 2020, these trends improved, albeit unevenly, during 2021 from 2020, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends, which continued to improve during the first three quarters of 2022.

We continue to be subject to risks and uncertainties related to the COVID-19 pandemic. Continued widespread vaccine distributions, efficacy against existing variants (e.g., Delta, Omicron, and BA.5) and future variants, if any, of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, the extent and effectiveness of containment actions taken, and whether consumers' demand for travel and hospitality services continue to be or become negatively impacted remain uncertain. Although uncertainty remains, we saw continuous, albeit uneven, improvement in the travel market throughout 2021, and during the first three quarters of 2022, including our operating cash flows, given what we believe to be continued pent-up and increasing consumer demand for travel industry related services. Other factors may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions unrelated to COVID-19 that could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows. For example, our “Reserve Now, Pay Later” payment option, which allows our travelers the option to reserve certain experiences and defer payment until a date no later than two days before the experience date, which although not used in a majority of bookings to date, may continue to increase, and affect the timing of our future cash flows and working capital.

As discussed in “Note 9: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q, we have received Notices of Proposed Adjustments issued by the IRS for tax years 2009 through 2016, as of September 30, 2022. The statute of limitation of assessment for all years subject to the Notices of Proposed Adjustment remain open, with the exception of the 2012 and 2013 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense, for the open tax years, in an estimated range of $90 million to $100 million, exclusive of interest expense, at the close of the audit if the IRS prevails. In addition, we received from HMRC in the U.K. an issue closure notice relating to adjustments for 2012 through 2016 tax years, as of September 30, 2022. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense and potential U.S. transition tax adjustments, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our positions through applicable administrative and, if necessary, judicial remedies.

Although the ultimate timing for resolution of these matters is uncertain, any future payments would negatively impact our operating cash flows.

The CARES Act, enacted in March 2020, made tax law changes to provide financial relief to companies as a result of the impact to businesses related to COVID-19. Key income tax provisions of the CARES Act include changes in NOL carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allowed the Company to carryback our U.S. federal NOLs incurred in 2020, generating an expected U.S. federal tax benefit of $76 million, of which $64 million was refunded during the three months ended June 30, 2022. The remaining refund of $12 million is included in current income taxes payable within accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheet as of September 30, 2022 and is expected to be received in the next twelve months. In addition, $25 million of this refund received was recorded to long-term taxes payable within other long-term liabilities on our unaudited condensed consolidated balance sheet as of September 30, 2022, which reflects future transition tax payments expected to be made by the Company related to the 2017 Tax Act.

We believe that our available cash and cash equivalents will be sufficient to fund our foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt and interest obligations, lease commitments, and other financial commitments through at least the next twelve months. Our future capital requirements may also include capital needs for acquisitions and/or other expenditures in support of our business strategy, which may potentially reduce our cash balance and/or require us to borrow under the Credit Facility or to seek other financing alternatives.

Our cash flows for the nine months ended September 30, 2022 and 2021, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
	2022	2021
	(in millions)
Net cash provided by (used in):
Operating activities	$440	$43
Investing activities	(37)	(41)
Financing activities	(23)	269

During the nine months ended September 30, 2022, our primary use of cash was from operations, financing activities (including payment of withholding taxes on net share settlements of equity awards of $18 million) and investing activities (including capital expenditures of $41 million). This use of cash was funded with cash and cash equivalents, and operating cash flows.

During the nine months ended September 30, 2021, our primary use of cash was from operations, financing activities (including payment of withholding taxes on net share settlements of equity awards of $39 million and purchase of Capped Calls of $35 million) and investing activities (including capital expenditures of $40 million). This use of cash was funded primarily with cash on hand, operating cash flow and financing activities, which included $340 million of proceeds from the issuance of our 2026 Senior Notes, net of financing costs.

Net cash provided by operating activities for the nine months ended September 30, 2022, increased by $397 million when compared to the same period in 2021, primarily due to a decrease in net losses of $141 million and an increase in working capital of $260 million. The increase in working capital was driven primarily by an increase of $53 million in deferred merchant payables and $6 million in deferred revenue reflecting the cash received from travelers principally due to an increase in experiences bookings, net of cancellations, which exceeded our payments to traveler suppliers, a $64 million U.S. federal tax refund related to the CARES Act, and an increase in accounts receivable across the business, largely reflective of the increasing consumer demand for travel activities during the first three quarters of 2022, in addition to timing of vendor payments and collection of receivables. These increases were partially offset by a decrease in non-cash items of $4 million which was primarily due to a decrease in deferred income tax benefits, largely offset by a decrease in stock-based compensation expense.

Net cash used in investing activities for the nine months ended September 30, 2022 decreased by $4 million when compared to the same period in 2021, primarily due to other investing activities, net, resulting from the change in fair value of our settled foreign currency forward contracts.

Net cash provided by financing activities for the nine months ended September 30, 2022 decreased by $292 million when compared to the same period in 2021, primarily due to proceeds received from the issuance of our 2026 Senior Notes of $340 million, net of financing costs, partially offset by payments of $35 million for the Capped Calls in connection with our 2026 Senior Notes during the first quarter of 2021, both of which did not reoccur during 2022, as well as, and to a lesser extent, cash received for stock option exercises of $8 million during the nine months ended September 30, 2021, partially offset by a decrease in payment of withholding taxes on net share settlements of equity awards of $21 million during the nine months ended September 30, 2022.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2021. As of September 30, 2022, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our contractual obligations and commercial commitments.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the short-period 2011, 2014 through 2016, and 2018 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of September 30, 2022, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HMRC audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in September 2019, as part of Tripadvisor’s standalone audit, we received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years, and in August 2020, we received Notices of Proposed Adjustments from the IRS for the 2014, 2015 and 2016 tax years. The statute of limitation of assessment for all years subject to the Notices of Proposed Adjustment remain open, with the exception of the 2012 and 2013 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries, and would result in an increase to our worldwide income tax expense, for the open tax years, in an estimated range of $90 million to $100 million at the close of the audit if the IRS prevails. The estimated range takes into consideration competent authority relief and transition tax regulations, and is exclusive of deferred tax consequences and interest expense, which would be significant. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for the open years outlined above, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have requested competent authority assistance under MAP for tax years 2009 through 2016, for which the statutes remain open for all but the 2012 and 2013 tax years. We expect the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future. Upon receipt, we will assess the resolution provided by the competent authorities as well as its impact on our existing income tax reserves for all subsequent years which remain open.

In January 2021, we received an issue closure notice relating to adjustments for 2012 through 2016 tax years from HMRC. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense and potential U.S. transition tax adjustments, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.

Over the last several years, The Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project to address the tax challenges arising from digitalization. The OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. In October 2021, more than 130 countries tentatively signed on to a framework, which calls for a minimum tax rate on corporations of 15% and a reallocation of profits from the largest and most profitable businesses to countries where they make sales. The proposed framework, once enacted, envisages new international tax rules and the removal of all digital services taxes. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations is uncertain. As the OECD/G20 continues to drive toward a consensus framework, several countries which have previously enacted unilateral digital services tax initiatives, such as France, Italy, Spain, and the U.K., will continue to impose these revenue-based taxes until implementation of the consensus framework. During the three and nine months ended September 30, 2022, we recorded $4 million and $7 million of digital service tax, respectively. During the three months ended September 30, 2021, digital service tax recorded to general and administrative expense on our unaudited condensed consolidated statement of operations was not material, while this amount was $1 million during the nine months ended September 30, 2021.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our unaudited condensed consolidated balance sheet, which was not material as of September 30, 2022. As of September 30, 2022, $479 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the nine months ended September 30, 2022 since December 31, 2021. For a discussion of current market conditions and impacts on the Company’s financials resulting from the COVID-19 pandemic, refer to “Note 1: Business Description and Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q, and for further information, Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations,” and to Part II, Item 1A, "Risk Factors”. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. We are exposed to market risks primarily due to our international operations, our ongoing investment and financial activities, as well as changes in economic conditions in all significant markets in which we operate which has been heightened during the COVID-19 pandemic. The risk of loss can be assessed from the perspective of adverse changes in our future earnings, cash flows, fair values of our assets, and financial condition. Our exposure to market risk, at any point in time, may include risk, including to any borrowings under the Credit Facility, or outstanding debt related to the 2025 Senior Notes and 2026 Senior Notes, derivative instruments, capped calls, cash and cash equivalents, short-term and long-term marketable securities, if any, accounts receivable, intercompany receivables/payables, accounts payable, deferred merchant payables and other balances and transactions denominated in foreign currencies. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage and attempt to mitigate our exposure to such risks.

We expect that we will continue to increase our operations internationally as, or when, COVID-19 restrictions are fully lifted globally and international markets continue to reopen. Our exposure to potentially volatile movements in foreign currency exchange rates will increase as we increase our operations in these international markets. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions, and other factors. We continue to monitor the current economic environment, including the impact of a potential U.S. recession and increased inflation globally, which has been heightened by the conflict between Russia and Ukraine. These changes, if material, could cause us to adjust our foreign currency risk strategies. For example, Brexit (pursuant to which the United Kingdom ceased to be a member of the European Union) has caused volatility in currency exchange rates, including between the U.S. dollar and the British pound. Although, the U.K. and E.U. finalized the terms of the departure on December 24, 2020, certain decisions still need to be made on financial services, among others, and disputes may lead to tariffs being imposed on some goods in the future. Continued uncertainty regarding our international operations and U.K. and E.U. relations may result in future currency exchange rate volatility which may impact our business and results of operations. In addition, the geopolitical tensions resulting from Russia’s invasion of Ukraine, including increased cyberattacks, military conflicts and sanctions may result in additional financial volatility that may adversely affect our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2022, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2022, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

During the quarter ended September 30, 2022, we did not repurchase any shares of our common stock under our existing share repurchase program. As of September 30, 2022, we had $75 million remaining available to repurchase shares of our common stock under our previously authorized share repurchase program.

While the Board of Directors has not suspended or terminated the share repurchase program, the terms of the Credit Agreement limit the Company from engaging in share repurchases and the terms of our 2025 Indenture related to the 2025 Senior Notes impose certain limitations and restrictions on share repurchases. Refer to “Note 7: Debt” in the notes to the unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information about the Credit Agreement and the 2025 Indenture.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1+	Employment Letter Agreement dated October 10, 2022 between Tripadvisor LLC and Michael Noonan.		8-K	001-35362	10.1	10/11/22
10.2+	Transition Services Agreement dated October 10, 2022 between Tripadvisor LLC and Ernst Teunissen.		8-K	001-35362	10.2	10/11/22
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+ Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tripadvisor, Inc.
By	/s/ Michael Noonan
Michael Noonan
Chief Financial Officer

By	/s/ Geoffrey Gouvalaris
Geoffrey Gouvalaris
Chief Accounting Officer

November 7, 2022