Form 10-K
period 2022-12-31
TripAdvisor, Inc.
filed 2023-02-17
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code:

(781) 800-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	TRIP	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,915,177,508 based on the closing price on The Nasdaq Global Select Market on such date.

Class	Outstanding Shares at February 10, 2023
Common Stock, $0.001 par value per share	128,164,615 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2022. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

We refer to Tripadvisor, Inc. and our wholly-owned subsidiaries as “Tripadvisor,” “Tripadvisor group,” “the Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.

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

Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the U.S. Securities and Exchange Commission (the "SEC"), and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise.

PART I

Item 1. Business

Overview

The Tripadvisor group operates as a family of brands with a purpose of connecting people to experiences worth sharing. Our vision is to be the world’s most trusted source for travel and experiences. The Company operates across three reportable segments: Tripadvisor Core, Viator, and TheFork. We leverage our brands, technology platforms, and capabilities to connect our large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

Tripadvisor Core’s purpose is to empower everyone to be a better traveler by serving as the world’s most trusted and essential travel guidance platform. Since Tripadvisor’s founding in 2000, the Tripadvisor brand has developed a relationship of trust and community with travelers and experience seekers by providing an online global platform for travelers to discover, generate, and share authentic user-generated content (“UGC”) in the form of ratings and reviews for destinations, points-of-interest (“POIs”), experiences, accommodations, restaurants, and cruises in over 40 countries and over 20 languages across the world. As of December 31, 2022, Tripadvisor offered more than 1 billion user-generated ratings and reviews on nearly 8 million experiences, accommodations, restaurants, airlines, and cruises. Tripadvisor’s online platform attracts one of the world’s largest travel audiences, with hundreds of millions of visitors in 2022.

Viator’s purpose is to bring more wonder into the world—to bring extraordinary, unexpected, and forever memorable experiences to more people, more often, wherever they are traveling. In doing so, Viator elevates tens of thousands of businesses, large and small. Viator delivers on its purpose by enabling travelers to discover and book iconic, unique and memorable experiences from experience operators around the globe. Our online marketplace is comprehensive and easy-to-use, connecting millions of travelers to the world’s largest supply of bookable tours, activities and attractions—over 300,000 experiences from more than 50,000 operators as of December 31, 2022. Viator is a pure-play experiences online travel agency (“OTA”) singularly focused on the needs of both travelers and operators with the largest supply of bookable experiences available to travelers.

TheFork’s purpose is to deliver happiness through amazing dining experiences. TheFork delivers on its purpose by providing an online marketplace that enables diners to discover and book online reservations at more than 55,000 restaurants in 12 countries, as of December 31, 2022, across the UK, western and central Europe, and Australia. TheFork has become an urban, gastronomic guide with a strong community that offers more than 20 million restaurant reviews.

The COVID-19 pandemic had a significant negative impact on the travel and hospitality industries and, consequently, adversely and materially affected our business, results of operations, liquidity and financial condition during the years ended December 31, 2021 and 2020. In 2022, we generally experienced a travel demand recovery fueled by the continued easing of government restrictions globally and increasing consumer travel demand. We believe that consumers will continue to seek connection with others, discover new places, and experience new things through travel. We believe this sustained demand, combined with an ongoing need to make informed decisions, creates significant long-term growth opportunities for our business.

Our Industry and Market Opportunity

We are one of the world’s largest online travel companies; however, our consolidated annual revenue in 2022 of nearly $1.5 billion represents less than one percent of total worldwide travel spending, which highlights the potential size of our global market opportunity. Phocuswright, an independent travel, tourism and hospitality research firm, estimated global travel spending, exclusive of experiences and dining, at approximately $1.6 trillion in 2020 prior to the onset of COVID-19. In December 2022 Phocuswright estimated global travel spending will reach approximately $1.4 trillion by 2024, with an expected increasing share booked through online channels each year.

We believe that we are a compelling leader in the global experiences industry and well positioned to capture increased share in a large and growing market that is estimated to reach more than $275 billion by 2025 according to Arival’s October 2022 report (the “Arival Report”), a leading research provider on the in-destination experiences industry. Moreover, we believe we are poised to benefit from increased online adoption in the global experiences industry. While online penetration in experiences remains nearly a third below other major travel categories, such as hotel accommodations, the anticipated total size of the online experiences market will continue to expand, and is expected to surpass pre-pandemic levels by 2023, according to the Arival Report, as travelers become increasingly more comfortable making last-minute bookings online, operators continue to shift online in order to more efficiently adhere to evolving pandemic regulations, and international travel returns. In addition, OTAs are the fastest growing channel in the travel experiences market and are expected to undergo significant growth going forward, with the OTA channel expected to experience a compounded annual growth rate (“CAGR”) of 62% from 2020 to 2025 according to the Arival Report.

Based on information in Euromonitor's February 2022 report, a leading provider of global business intelligence, market research data and analysis, we estimate the full-service European restaurants industry may reach approximately $250 billion by 2025. In addition, based on this same data, this industry is exhibiting a similar trend as the experiences industry in terms of online adoption; the majority of restaurant reservation bookings still take place offline, but an increasing share is booked through online channels each year. We believe that we are still early in the global shift in consumer adoption towards booking experiences and restaurants online, which provides an exciting future market opportunity for our business.

Our Business Strategy

The Tripadvisor group operates in a unique position in the travel and experiences ecosystem:

•
Large, global, and growing addressable markets including travel, experiences, and digital advertising;
•
A large, global, and engaged audience making meaningful contributions that reinforces a relationship of trust and community; and
•
A wealth of high-intent data that comes from serving our audience of travelers and experience seekers at different points along their journey - whether they are engaging on our platforms for inspiration on their next experience, planning a trip, or making a purchasing decision.

The Tripadvisor group is united in a shared purpose and vision, but operate different value creation strategies for each segment. We manage priorities and levels of investment based upon factors that include the size and maturity of each segment, the size and maturity of the addressable market, growth opportunities, and competitive positioning, among other factors.

In our Tripadvisor Core segment, we offer a compelling value proposition to both travelers and partners across a number of key categories that include accommodations, experiences, and media, among other categories. This value proposition is delivered through a collection of durable assets that we believe is difficult to replicate: a trusted brand, authentic UGC, a large community of contributors, and one of the largest global travel audiences. Our strategy in this segment is to leverage these core assets as well as our technology capabilities to provide travelers with a compelling user experience that helps travelers make the best decisions in each phase of their travel journey, including pre-trip planning, in-destination, and post-trip sharing. We intend to drive new traveler acquisition and repeat audience engagement on our platform by offering meaningful travel guidance solutions and services that reduce friction in the traveler journey and create a deeper, more persistent relationship with travelers. We evaluate investment opportunities across data, product, marketing, and technology that we believe will improve the monetization of our audience through deeper engagement, which, in turn, we expect will drive more value to our partners.

In our Viator and TheFork segments, we provide two-sided marketplaces that connect travelers and diners to operators of bookable experiences and restaurants, respectively. Within our Viator segment, we are investing in growth, future scale, and market share gains to accelerate our market leadership position, while improving booking unit economics that provide visibility to sustainable future profitability. This means driving awareness and higher quality audience engagement, which we believe will drive greater repeat behavior, more direct traffic, and translate into improved unit economics over time. Our investments on both sides of our marketplace, as well as in our core offerings, are intended to deliver a differentiated value proposition that will drive sustainable market leadership as our partners, operators, and travelers find themselves in an increasingly competitive marketplace environment. Similarly, in TheFork segment, we are also investing in growth, future scale, and market share gains. Our investments are focused on continuing to grow both our restaurant base and our diner base by offering innovative tools and features on our platform, and through continued awareness of our brand.

We expect to drive growth across the Tripadvisor group through organic investment in data, product, marketing and technology to further enhance the value we deliver to travelers and partners across our brands, platforms, and reportable segments. In addition, we may accelerate growth inorganically by opportunistically pursuing strategic acquisitions.

Our Business Models

We manage our Tripadvisor Core segment primarily through the following revenue sources and related business models:

•
Tripadvisor-branded Hotels Revenue. The largest source of Tripadvisor Core segment revenue is generated from click-based advertising on our hotel meta platform (formerly referred to as our hotel auction), which consists primarily of contextually-relevant booking links to partner websites, which predominantly include OTAs and hotels. Click-based advertising is generally priced on a cost-per-click (“CPC”) basis, with payments from partners determined by the number of clicks generated on a commerce link multiplied by the CPC rate for each particular click. CPC rates are determined in a dynamic, competitive auction bidding process. We also generate click-based advertising revenue on a cost-per-action (“CPA”) basis, with payments from partners determined by a contractual commission rate based on a traveler click generated on our platform that ultimately results in a hotel booking and stay via the partners’ websites.

We provide additional business-to-business (“B2B”) offerings to hotels and related accommodation partners that deliver other unique opportunities to further promote, advertise, and operate their businesses as well as merchandise their inventory on our platform. These include a subscription-based advertising solution, with payments determined by a contractual fee and time duration, or other CPC-based advertising services through hotel sponsored placements on our platform.

•
Tripadvisor-branded Display and Platform Revenue. We offer endemic and non-endemic advertisers unique opportunities to promote their brands primarily through display-based advertising placements across our brands on our platform. Our advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations (“DMOs”), OTAs, and other travel related businesses. Display-based advertising placements are predominantly sold on a cost per thousand impressions (“CPM”) basis.
•
Tripadvisor Experiences and Dining Revenue. We merchandise, on the Tripadvisor platform, bookable experiences available on Viator and bookable dining reservations available on TheFork and earn affiliate marketing commission revenue on bookings that are driven by our platform, which are fulfilled by Viator and TheFork, respectively. These transactions generate intercompany (intersegment) revenue which is eliminated on a consolidated basis. The nature and economics of these transactions are consistent with the Viator segment and TheFork segment, as described below.

We provide additional B2B offerings to restaurant partners that deliver other unique opportunities to further promote, advertise, and operate their businesses as well as merchandise their businesses on our platform. These offerings can be subscription-based, with payments determined by a contractual fee and time duration, or CPC-based advertising services through restaurant sponsored placements on our platform.

•
Other Revenue. We provide travelers additional offerings across various other travel categories, including alternative accommodations (e.g., short-term vacation rentals), cruises, flights, and rental cars. We provide these offerings across a collection of brands that complement and reinforce our segment strategy of providing differentiated guidance that helps travelers reduce friction and make better decisions. Our alternative accommodation rentals platform (formerly referred to as vacation rentals) is a two-way marketplace that connect travelers with owners and operators of short-term rental properties, generating commission revenue from both the traveler and the property owner for each booking we facilitate across our branded platforms. Our cruise, flight, and rental cars offerings generate revenue primarily through click-based and display-based advertising, as described above.

Our Viator segment offers travelers a comprehensive online marketplace that provides access to over 300,000 experiences and over 50,000 experience operators. These experiences are instantly bookable online in over 190 countries. Our business model relies on the success of travelers and operators who join our marketplace and generate consistent bookings over time. As operators become more successful on our platform and as travelers return over time, we benefit from the recurring activity on our marketplace. We generate revenue through commissions for each booking transaction we facilitate directly and indirectly through our platform. Through Viator, we power traveler experience bookings on behalf of third-party distribution partner websites, including the Tripadvisor platform as well as many of the world’s major OTAs, airlines, hotels, online and offline travel agencies, and other prominent content and eCommerce brands. For the majority of experience bookings, we collect the full amount charged to the traveler at the time of booking and remit the operator’s portion after the booked experience occurs, which contributes to positive working capital before the traveler completes the experience.

TheFork segment offers travelers and diners a comprehensive online marketplace that provides access to more than 55,000 restaurants to discover and book reservations in 12 countries across the UK, western and central Europe, and Australia. We primarily generate revenue for each booking reservation we facilitate on our platform, calculated on a per seated diner fee basis and paid for by the restaurant partner. We also generate revenue on a subscription basis from restaurant partners by providing, for a fee, access to premium online reservation booking software and related services offerings to help them more effectively and efficiently manage their business.

Seasonality

Consumers' travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative.

Certain factors may impact our typical seasonal fluctuations, which may include any significant shifts in our business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, the negative impact to our business from COVID-19 materially affected our historical trends at varying levels during the years ended December 31, 2021 and 2020, while these trends significantly improved during the year ended December 31, 2022, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends.

Marketing

We have established world-renowned, widely used, and recognized brands through the innovative and efficient implementation of marketing and promotional campaigns. Particularly, we believe we have been successful with the strategic use of a number of cost effective online and offline marketing channels to reach travelers and diners, including our own platform channels (i.e., websites and apps), online search engines (primarily Google), social media, email, media via public relations, partnerships, and content distribution. Our omni-channel marketing programs are intended to showcase the value of our industry-leading travel brands; increase user traffic; efficiently drive transactions and engagement; optimize ongoing traveler acquisition costs; and strategically position our brands in relation to one another as we continue to differentiate our offering versus those of our competitors. Our sustained scale and profitability depend on our continued ability to cost effectively maintain and increase the overall number of users engaged on our platforms and their subsequent transactions. We continue to focus on our ability to attract and engage new and repeat users and encourage users to directly visit our websites and apps. We have the ability to manage our marketing investments across our portfolio of brands to optimize results for the Company. Our relative flexibility enables us to make decisions on a brand-by-brand, market-by-market, travel segment and customer basis that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment.

Competition

We operate in a very competitive set of market environments that constantly evolve and change. Some of our current and potential competitors, listed below, have significantly more customers, data, and financial and other resources than we do, and may be able to leverage those strengths to compete more aggressively with us.

Across our three segments, we primarily compete, and in some cases partner, with the following businesses:

•
General OTAs, such as Expedia, Booking Holdings, Airbnb, traveloka, Despegar, Trip.com, and their respective subsidiaries and operating companies;
•
Experiences OTAs, such as GetYourGuide, Klook, and TUI Musement;
•
Hotel metasearch providers, such as trivago, Kayak and HotelsCombined;
•
Online search, social media, and marketplace platforms for advertising spend, such as Google, Facebook, Twitter, Pinterest, and Snap;
•
Global and regional travel, experiences, and restaurant brands seeking to promote direct bookings;
•
Emerging online advertising businesses, such as ad-supported retail and entertainment platforms like Amazon, Spotify, and Walmart;
•
Traditional offline travel agencies; and
•
Global and regional restaurant technology providers for reservation management and related services, such as OpenTable, Resy, and Tock.

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

For the years ended December 31, 2022, 2021 and 2020, our two most significant travel partners were Expedia (and its subsidiaries) and Booking (and its subsidiaries), each of which accounted for 10% or more of our consolidated revenue and together accounted for approximately 35%, 34% and 25% of our consolidated revenue, respectively. Nearly all of this concentration of revenue is recorded in our Tripadvisor Core segment during these reporting periods. Additionally, our business is dependent on relationships with third-party service operators that we rely on to fulfill service obligations to our customers where we are the merchant of record, such as our experience providers and vacation rental owners. However, no single operator’s inventory resulted in more than 10% of our revenue on a consolidated basis or at a reportable segment level in any period presented.

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

Our systems infrastructure for Tripadvisor-branded websites is in a "hybrid-cloud" configuration in which parts of it are housed at a colocation facility and managed by our operations team, while the rest is hosted on Amazon Web Services. Our infrastructure installations have multiple communication links as well as continuous monitoring and engineering support. The co-location facility is protected with both network-level and application-level defenses, using well known commercial solutions specifically tailored for such purposes. We make use of Amazon Web Services availability zones to provide redundancy for the cloud portions of our infrastructure. Substantially all of our software components, data, and content are replicated in multiple data centers and development centers, as well as backed up at offsite locations. Our systems are monitored and protected through multiple layers of security. Several of our individual subsidiaries and businesses have their own technology teams to support business growth while leveraging common assets, tools and processes for scale across the group.

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

Regulation

We are subject to a number of laws and regulations that affect companies conducting business on the internet as well as some relating to the travel industry, the provision of travel services and the vacation rental industry. As we continue to expand the reach of our brands into additional international markets and expand our product offerings, we are increasingly subject to additional laws and regulations. This includes laws and regulations regarding privacy and data protection, libel and defamation, content, intellectual property, distribution, electronic contracts and other communications, consumer protection, taxation, online payment services and competition, among others. These laws and regulations are constantly evolving and can be subject to significant change. Many of these laws and regulations are being tested in courts, and could be interpreted by regulators and courts in ways that could harm our business. In addition, the application and interpretation of these laws and regulations is often uncertain, particularly in the new and rapidly-evolving industry in which we operate.

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

We are subject to laws that require protection of user privacy and user data. As our business has evolved, we have begun to receive and store a greater volume of personally identifiable data. This data is increasingly subject to laws and regulations in numerous jurisdictions around the world. For example, the E.U., in May 2018, adopted the General Data Protection Regulation, or GDPR, which requires companies, including ours, to meet enhanced requirements regarding the handling and storage of personal data. In January 2020, the State of California adopted the Consumer Privacy Protection Act which also enhances privacy rights and consumer protection for residents of California. In addition, several U.S. states have adopted similar laws or are currently evaluating their own laws and regulations. The enactment, interpretation and application of these laws is still in a state of flux.

Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our business, results of operations and financial condition. However, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce and/or information retrieved from or transmitted over the internet, online editorial and user-generated content, user privacy, behavioral targeting and online advertising, liability for third-party activities. Likewise, the SEC, Department of Justice (“DOJ”) and Office of Foreign Assets Controls (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. As regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities.

Corporate History, Equity Ownership and Voting Control

Tripadvisor was founded in February 2000. In April 2004, Tripadvisor was acquired by IAC/InterActiveCorp, or IAC. In August 2005, IAC spun-off its portfolio of travel brands, including Tripadvisor, into Expedia, at the time a separate newly-formed Delaware corporation. On December 20, 2011 Expedia completed a spin-off of Tripadvisor into a separate publicly-traded Delaware corporation. We refer to this second spin-off transaction as the “Spin-Off.” Following the Spin-Off, on December 21, 2011, Tripadvisor began trading on The Nasdaq Global Select Market, or Nasdaq, as an independent public company under the trading symbol “TRIP.”

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

As a result of these transactions, and as of December 31, 2022, LTRIP beneficially owned approximately 16.4 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute nearly 13% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own nearly 21% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56% of our voting power.

Human Capital Management, Culture and Employees

Employees

As of December 31, 2022, the Company had approximately 3,100 employees. Approximately 55%, 35%, and 10% of the Company’s current employees are based in Europe, the U.S., and the rest of world, respectively. Additionally, we use independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

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

Our talent philosophy is to both develop talent from within and to strategically recruit key external talent. This approach has yielded a deep understanding, among our employee base, of our business, our products, and our customers, while adding new employees and ideas in support of our continuous improvement mindset. Our overall talent acquisition and retention strategy is designed to attract and retain diverse and qualified candidates to enable the success of the Company and achievement of our performance goals. We recruit the best people for the job without regard to gender, ethnicity or other protected traits and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions.

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

It is important that our employees represent a mix of experiences and backgrounds in order to make our company stronger, more innovative and more inclusive. Inclusion is one of our core values, and we have programs in place to promote diversity and inclusion. Our diversity and inclusion initiatives support our goal that everyone throughout the Company is engaged in creating an inclusive workplace. We support inclusion through training on topics including Unconscious Bias and Inclusive Leadership. We also support a network of active Employee Resource Groups reflecting many dimensions of diversity across the Company.

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

Additional Information

We maintain a corporate website at ir.tripadvisor.com. Except as explicitly noted, the information on our website, as well as the websites of our various brands, is not incorporated by reference in this Annual Report on Form 10-K, or in any other filings with, or in any information furnished or submitted to, the SEC.

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

Risks Related to Our Business and Industry

Weak economic conditions, including those that cause declines or disruptions in the travel industry or reduce consumer discretionary spending have had a material adverse impact on the Company’s business and financial performance. Our business and financial performance are affected by the health of the worldwide travel industry. Events beyond our control, such as pandemics, unusual or extreme weather or natural disasters (whether caused by climate change or otherwise), travel-related health concerns, restrictions related to travel, trade or immigration policies, wars, sources of political uncertainty, foreign policy changes, regional hostilities, imposition of taxes or surcharges by regulatory authorities, labor unrest or travel-related accidents, can disrupt travel globally or otherwise result in declines in travel demand. For example, the COVID-19 pandemic caused significant disruption in the travel industry and resulted in a material adverse impact on our business.

In addition, the uncertainty of macro-economic factors and their impact on consumer behavior makes it more difficult to forecast industry and consumer trends, which in turn could adversely affect our ability to effectively manage our business. Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Sales of travel services tend to decline or grow more slowly during economic downturns and times of inflation when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. Leisure travel, which accounts for a substantial majority of our current business, is particularly dependent on discretionary consumer spending levels.

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

We rely on a relatively small number of significant travel partners and any reduction in spending by or loss of these partners could seriously harm our business. For the year ended December 31, 2022, our two most significant travel partners, Expedia and Booking (and their subsidiaries), accounted for a combined 35% of total revenue, with most of this revenue recorded within our Tripadvisor Core segment. If any of our significant travel partners were to cease or significantly curtail advertising on our platform, we could experience a rapid decline in our revenue over a relatively short period of time which would have a material impact on our business.

Our business depends on strong brands and any failure to maintain, protect or enhance our brands could hurt our ability to retain and expand our base of consumers and partners, the frequency with which consumers utilize our products and services and our ability to attract partners. Our ability to maintain and protect our brands depends, in part, on our ability to maintain consumer trust in our products and services and in the quality, integrity, reliability and usefulness of the content and other information found on our platform. If consumers do not view the content on our platform to be useful and reliable, they may seek other sources to obtain the information they are looking for and may not return to our platform as often or at all. We dedicate significant resources to protecting the quality of our content, primarily through our content guidelines, computer algorithms and human moderators that are focused on identifying and removing inappropriate, unreliable or deceptive content.

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

If we are unable to offer compelling products and services on mobile devices or continue to operate effectively on these platforms, our business may be adversely affected. Widespread adoption of mobile devices has driven substantial online traffic and commerce to mobile platforms. Our platform, when utilized on mobile phone devices, have historically monetized at a significantly lower rate than desktops and advertising opportunities are more limited on these devices. Additionally, consumer purchasing patterns differ on these devices. For example, accommodation reservations made on a mobile device are generally for shorter lengths of stay and are not made as far in advance. We expect that the ways in which consumers engage with our platform will continue to change as consumers increasingly engage via alternative devices.

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

Our success will also depend on the interoperability of our products with a range of technologies, systems, networks and standards and our ability to create, maintain and develop relationships with key participants in related industries, some of which may be our competitors. For example, Apple’s iPhone and Google’s Android are the leading smartphones in the world and our products need to synergistically function on their operating systems in order to create a positive user experience on those devices. Yet, Apple continues to announce and implement new privacy features that limit the amount of information we can access about our users operating on the Apple iPhone operating system.

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

Any continued or future declines or disruptions in the economy and industries in which we operate could adversely affect our businesses, financial performance and the market price of our common stock. Sales of travel and/or leisure products tend to decline or grow more slowly during economic downturns when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. The uncertainty of macro-economic factors and their impact on consumer behavior makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business. Economic downturn and adverse market conditions may also negatively impact our partners, our partners’ access to capital, cost of capital and ability to meet liquidity needs. These challenges faced in a prolonged economic downturn or deterioration in the travel industry could adversely impact our business, financial performance and share price. The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time.

The global economy may be adversely impacted by events beyond our control including actual or threatened terrorism, regional hostilities or instability, natural disasters, political instability and health concerns (including epidemics or pandemics), significant increases in energy costs, tightening of credit markets and declines in consumer confidence. For example, the COVID-19 pandemic had a material impact on the travel industry, our company and our financial performance. In addition, in response to the COVID-19 pandemic, much of our work force began working remotely and continue to work remotely. Working remotely can give rise to cybersecurity issues, training and compliance issues, or create operational or other challenges as we adjust to a fully-remote workforce, any of which could harm our business.

We operate in a competitive global environment and our failure to compete effectively could reduce our market share and harm our financial performance. We compete with different types of companies in the various markets and geographies where we operate, including large and small companies in the travel and leisure space as well as broader service providers. We face competition for content, consumers, advertisers, online travel search and price comparison services and online reservations. We compete globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservation and related services. Current and new competitors can launch new services at a relatively low cost. More specifically:

•
General OTAs, such as Expedia, Booking Holdings, Airbnb, traveloka, Despegar, Trip.com, and their respective subsidiaries and operating companies;
•
Experiences OTAs, such as GetYourGuide, Klook, and TUI Musement;
•
Hotel metasearch providers, such as trivago, Kayak and HotelsCombined;

•
Online search, social media, and marketplace platforms for advertising spend, such as Google, Facebook, Twitter, Pinterest, and Snap;
•
Global and regional travel, experiences, and restaurant brands seeking to promote direct bookings;
•
Emerging online advertising businesses, such as ad-supported retail and entertainment platforms like Amazon, Spotify, and Walmart;
•
Traditional offline travel agencies; and
•
Global and regional restaurant technology providers for reservation management and related services, such as OpenTable, Resy, and Tock.

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

We rely on information technology to operate our business and remain competitive, and any failure to adapt to technological developments or industry trends could harm our businesses. Our future success depends on our ability to continuously improve and upgrade our systems and infrastructure to meet rapidly evolving consumer trends and demands while at the same time maintaining the reliability and integrity of our systems and infrastructure. We may not be able to maintain or replace our existing systems or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. We may not be successful, or as successful as our competitors, in developing technologies and systems that operate effectively across multiple devices and platforms in a way that is appealing to our consumers. Our future success will also depend on our ability to adapt to emerging technologies such as tokenization; new authentication technologies, such as biometrics, distributed ledger and blockchain technologies; new and emerging payment methods, such as Alipay, Paytm and WeChat Pay; artificial intelligence; virtual and augmented reality; and cloud technologies. The emergence of alternative or new devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require additional investment in technology. New developments in other areas could also make it easier for competitors to enter our markets due to lower up-front technology costs.

If we are unable to adapt to the evolving demands of our customers, we may not remain competitive, and our business and financial performance could suffer. Our competitors are continually developing innovations in services and features. As a result, we are continually working to improve the user experience on our platform in order to engage our consumers and drive user traffic and conversion rates for our partners and provide our business partners with the tools they need to succeed. We have invested, and expect to continue to invest, significant resources in developing and marketing these innovations. We can give no assurances that the changes we make will yield the benefits we expect and will not have unintended or adverse impacts. If we are unable to continue offering innovative products and services and quality features that customers want to use, existing customers may become dissatisfied and use competitors’ offerings and we may be unable to attract additional customers, which could adversely affect our business and financial performance.

Our dedication to making the consumer experience our highest priority may cause us to prioritize rapid innovation and consumer experience over short-term financial results. We strive to create the best experience for our consumers. We believe that in doing so we will increase our traffic conversion (i.e., visitors converting into clicks and/or bookings), revenue and financial performance. We have taken actions in the past, and may continue to take actions in the future, that have the effect of reducing our short-term financial results if we believe the actions benefit the overall consumer experience. These decisions may not produce the long-term benefits we expect, new or enhanced products may fail to engage consumers and/or we may be unsuccessful in our efforts to monetize these initiatives, in which case our relationships with consumers and partners, and our business and financial performance could be harmed.

We are dependent upon the quality of traffic in our network to provide value to our partners, and any failure in our ability to deliver quality traffic and/or the metrics to demonstrate the value of the traffic could have a material and adverse impact on the value of our platform to our partners and adversely affect our revenue. We use technology and processes to monitor the quality of the internet traffic that we deliver to our partners and have identified metrics to demonstrate the quality of that traffic and identify low quality clicks such as non-human processes, including robots, spiders, the mechanical automation of clicking and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be delivered to such online advertisers. Such low-quality or invalid traffic may be detrimental to our relationships with partners and could adversely affect our advertising pricing and revenue.

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

Our future success depends on the performance of our key employees and our ability to attract and retain senior management and highly skilled personnel. In particular, we are highly dependent on the services of our leadership team for the development of and our execution on our vision and strategy. In 2022, we made several changes to our senior management team, including those serving as our Chief Executive Officer and President and our Chief Financial Officer and adding several senior leaders. Our future performance will depend, in part, on the successful integration of these new senior level executives into their roles. If we do not successfully manage these additions, it could be viewed negatively by our investors, employees, and partners, and could have an adverse impact on our business and results of operations. We also heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute on mission, vision and strategic initiatives. If we are unable to retain members of our senior management team, including our executive leadership, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed. If the senior management team fails to work together effectively and to execute our plans and strategies on a timely basis, then our business and future growth prospects could be harmed.

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

A failure to comply with existing or new laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business or financial results. Our business and financial results could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including, but not limited to, those relating to internet and online commerce, internet advertising, consumer protection, intermediary liability and data security and privacy. These laws continue to evolve. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to internet and online commerce and liability for information retrieved from or transmitted over the internet, online editorial and user-generated content, user privacy, behavioral targeting and online advertising and liability for third-party activities. Likewise, the SEC, DOJ and OFAC, as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. Operating in this dynamic regulatory environment requires significant management attention and financial resources. As regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies, regulatory authorities, courts and/or consumers, which, if material, could adversely affect our business and financial results.

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

Effective intellectual property protection may not be available in every jurisdiction in which our platform or services are made available and policing unauthorized use of our intellectual property is difficult and expensive. Therefore, in certain jurisdictions, we may be unable to adequately protect our intellectual property against unauthorized third-party copying or use. We cannot be sure that the steps we have taken will prevent misappropriation or infringement of our intellectual property. Furthermore, we may need to go to court or other tribunals in order to enforce our rights or scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention, and we cannot accurately predict the likelihood of success in such proceedings. Our failure to protect our intellectual property in an effective manner could have a material adverse effect on our business.

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

Increased focus on our environmental, social, and governance ("ESG") responsibilities have and will likely continue to result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and partners to do business with us. Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders are increasingly focused on ESG practices of companies. The standards for tracking and reporting on ESG matters and disclosure frameworks are relatively new, have not been harmonized, and continue to evolve. Ensuring there are systems and processes in place to comply with the various ESG tracking and reporting obligations may require management time and expense. As we look to respond to evolving standards for identifying, measuring, and reporting ESG metrics, our efforts may result in a significant increase in costs and may nonetheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders.

Risks Related to Data Security and Privacy

Our processing, storage and use of personal information and other data subjects us to additional laws and regulations. Failure to comply with those laws and regulations could give rise to liabilities. The security of data when engaging in electronic commerce is essential to maintaining consumer and service provider confidence in our services. We are subject to a variety of laws in the U.S. and abroad regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other existing laws. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. In addition, practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny.

Implementing and complying with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our operations. Any failure or perceived failure by us to comply with our privacy and information security policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in litigation or governmental enforcement actions that could harm our reputation and cause our consumers and partners to lose trust in us, any of which could have an adverse effect on our business, brand, market share and financial results.

We are subject to risks associated with processing credit card and other payment transactions and failure to manage those risks may subject us to fines, penalties and/or additional costs and could have a negative impact on our business. We accept payments from consumers and our business partners using a variety of methods, including credit, debit and invoicing. We are susceptible to fraudulent activity and cybercrime generally and with respect to this payment facilitation activity. We rely on third parties to provide certain payment methods and payment processing services and our business could be disrupted if these companies become unwilling or unable to provide these services to us. We are subject to laws, regulations and compliance requirements relating to payments, international money transfers, privacy and information security and money laundering, including obligations to implement enhanced authentication processes. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. These laws, regulations and/or requirements result in significant costs. If we fail to comply or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines, penalties and higher transaction fees, and/or lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments. In addition, for certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability.

Additionally, our marketplace activities in the U.K. and Europe require us to obtain or operate under a payment institution license under the Payment Services Directive Two (“PSD2”). PSD2 requires a license to perform certain defined “payment services” in a European Economic Area (“EEA”) member state. Conditions for obtaining and complying with the license include minimum capital requirements, establishment of procedures for safeguarding funds, and certain governance and reporting requirements. Certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. We have obtained a payment institution license in the U.K. As a result of Brexit, we are no longer able to passport our U.K. license to the EEA. Although work on our EU application is underway and we anticipate submitting our application in the first half of 2023, we may not receive the EU license on a timely basis if at all.

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

System security issues, data protection breaches, cyberattacks and system outage issues could disrupt our operations or services provided to our consumers, and any such disruption could damage our reputation and adversely affect our business, financial results and share price. Our reputation and ability to attract, retain and service our consumers and partners is dependent upon the reliable performance and security of our computer systems and those of third parties we utilize in our operations. Significant security issues, data breaches, cyberattacks and outages, interruptions or delays, in our systems or third-party systems upon which we rely, could impair our ability to display content or process transactions and significantly harm our business. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our consumers or our partners, could expose us, our consumers and partners to a risk of loss or misuse of this information, damage our brand and reputation or otherwise harm our business and financial performance and could result in government enforcement actions and litigation and potential liability for us. The costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain. In addition, to the extent that we do experience a data breach, remediation may be costly and we may not have adequate insurance to cover such costs.

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

Evolving regulations, guidance and practices on the use of "cookies" and similar tracking technologies could negatively impact the way we do business. Cookies and similar technologies are common tools used by websites and apps, including ours, to store or gather information, improve site security, improve and personalize the customer experience, market to consumers and increase conversion. Companies such as Apple and Google have introduced new policies governing developers’ use of cookies and similar tracking technologies, including enhanced disclosure and opt in requirements. Similarly, many states and countries have adopted data protection laws and regulations governing the use of cookies and other similar tracking technologies by websites and app developers. Such regulations could limit our ability to serve certain customers in the manner we currently do, including with respect to retargeting or personalized advertising, impair our ability to improve and optimize performance on our platform, negatively affect a consumer's experience using our platform, which, in turn, could negatively impact our business.

Equally, privacy has been the impetus behind a move towards a cookie-less online ecosystem which poses a potential risk to our online behavioral advertising strategy.

Risks Related to Financial Matters

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
Changes in GAAP; and
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

We are subject to risks relating to our 2026 Senior Notes. If any of the conditions to the conversion of the 2026 Senior Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2026 Senior Notes as a current, rather than a long-term, liability, thereby materially reducing our reported working capital. This reclassification could be required even if no noteholders exchange their 2026 Senior Notes. Holders of our 2026 Senior Notes may convert the 2026 Senior Notes after the occurrence of certain dates or events. Settlement of the 2026 Senior Notes could adversely affect our liquidity.

We are subject to risks relating to the Capped Calls. In connection with the issuance of the 2026 Senior Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) to reduce potential dilution to our common stock and/or offset cash payments we must make in excess of the principal amount, in each case, upon any conversion of the 2026 Senior Notes, with such offset subject to a cap. We are subject to the risk that one or more of the hedge counterparties may default under the Capped Calls. If any of the hedge counterparties become subject to insolvency proceedings, we will become an unsecured creditor with a claim equal to our exposure at that time under our transactions with such counterparties. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock.

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

Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project to address the tax challenges arising from digitalization. The OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. In October 2021, more than 130 countries tentatively signed on to a framework, which calls for a minimum tax rate on corporations of 15% and a reallocation of profits from the largest and most profitable businesses to countries where they make sales. The proposed framework, once enacted, envisages new international tax rules and the removal of all digital services taxes. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations is uncertain. As the OECD/G20 continues to drive toward a consensus framework, several countries which have previously enacted unilateral digital services tax initiatives, such as France, Italy, Spain, and the U.K., will continue to impose these revenue-based taxes until implementation of the consensus framework. During the years ended December 31, 2022, 2021 and 2020, we recorded $9 million, $1 million and $2 million, respectively, of digital service tax to general and administrative expense on our consolidated statements of operations.

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

We continue to be subject to significant potential tax liabilities in connection with the Spin-Off. Under the Tax Sharing Agreement between us and Expedia entered into in connection with the Spin-Off, we are generally required to indemnify Expedia for any taxes resulting from the Spin-Off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies). We continue to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, we are currently under IRS audit for the 2009, 2010, and short-period 2011 tax years and, in connection with that audit, have received Notices of Proposed Adjustment from the IRS which would result in an increase in our worldwide income tax expense. We have requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for tax years 2009 through 2011. The outcome of these matters or any other audits could subject us to significant tax liabilities. In January 2023, we received a final notice regarding a MAP settlement for the 2009 through 2011 tax years which we accepted in February 2023. In the first quarter of 2023, we will record additional tax expense as a discrete item, inclusive of interest, in an estimated range of $25 million to $35 million specifically related to this settlement.

We face risks associated with fluctuations in foreign currency exchange rates. As a result, we face exposure to movements in foreign currency exchange rates including, but not limited to, re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur. For example, in the event that one or more European countries were to replace the Euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the Euro or the British pound, could adversely affect our revenue growth in future periods.

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

Risks Related to Ownership of our Common Stock

Liberty TripAdvisor Holdings, Inc. currently is a controlling stockholder. Liberty TripAdvisor Holdings, Inc., or LTRIP, effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of our common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires separate class votes). Our Chairman, Gregory Maffei, and Director Albert Rosenthaler, also serve as officers and directors of LTRIP. LTRIP may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders may not agree or that may be adverse to other stockholders’ interests. LTRIP is not restricted from investing in other businesses related to our business. LTRIP’s control of us, as well as the provisions of our organizational documents and Delaware law, may discourage or prevent a change of control that might otherwise be beneficial, which may reduce the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we do not own any real estate. We lease approximately 280,000 square feet of office space for our corporate headquarters in Needham, Massachusetts (the “Headquarters Lease”). The Headquarters Lease, has an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. We also lease an aggregate of approximately 400,000 square feet of office space at approximately 30 locations across North America, Europe, Asia Pacific and South America, in cities such as New York, London, Sydney, Barcelona, Buenos Aires and Paris, primarily used as sales offices, subsidiary headquarters, and for international operations, pursuant to leases with various expiration dates. We believe that our current facilities are adequate for our current operations and that additional leased space can be obtained on reasonable terms if needed.

Item 3. Legal Proceedings

Refer to “Note 12: Commitments and Contingencies” in the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, for further information on our legal proceedings. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on The Nasdaq Global Select Market under the ticker symbol “TRIP.” Our Class B common stock is not listed and there is no established public trading market for that security. As of February 10, 2023, all of our Class B common stock was held by LTRIP.

Performance Comparison Graph

The following graph provides a comparison of the total stockholder return from December 31, 2017 to December 31, 2022, of an investment of $100 in cash on December 31, 2017 for Tripadvisor, Inc. common stock and an investment of $100 in cash on December 31, 2017 for (i) the Standard and Poor’s 500 Index (the “S&P 500 Index”), (ii) The Nasdaq Composite Index, and (iii) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the internet industry, including internet software and service companies and e-commerce companies. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Data for the S&P 500 Index, The Nasdaq Composite Index, and the RDG Internet Composite Index assume reinvestment of dividends.

This performance comparison graph is not “soliciting material,” is not deemed filed with the SEC and is not deemed to be incorporated by reference into any filing of Tripadvisor, Inc. under the Securities Act or any filing under the Exchange Act.

Holders of Record

As of February 10, 2023, there were 128,164,615 outstanding shares of our common stock held by 1,803 stockholders of record, and 12,799,999 outstanding shares of our Class B common stock held by one stockholder of record: LTRIP.

Dividends

We did not declare or pay any dividends during the years ended December 31, 2022, 2021, or 2020. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. In addition, our ability to pay dividends was also limited by the terms of our Credit Agreement and our 2025 Indenture. Therefore, investors should not rely on regular quarterly or annual dividend income from shares of our common stock and investors should not rely on special dividends with any regularity, or at all. Investors should rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize future gains on their investments.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required under this item is incorporated herein by reference to our 2023 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2022, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2022, we did not repurchase any shares of our common stock under our existing share repurchase program. As of December 31, 2022, we had $75 million remaining available to repurchase shares of our common stock under our previously authorized share repurchase program.

While the Board of Directors has not suspended or terminated the share repurchase program, the terms of our Credit Agreement limit the Company from engaging in share repurchases and the terms of our 2025 Indenture related to our 2025 Senior Notes impose certain limitations and restrictions on share repurchases. In addition, the Inflation Reduction Act of 2022 imposes a 1% excise tax on certain corporate stock buybacks. Refer to “Note 9: Debt” in the notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information about our Credit Agreement and our 2025 Indenture.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes in Item 8 of this Annual Report on Form 10-K.

Overview

The Tripadvisor group operates as a family of brands with a purpose of connecting people to experiences worth sharing. Our vision is to be the world’s most trusted source for travel and experiences. The Company operates across three reportable segments: Tripadvisor Core, Viator, and TheFork. We leverage our brands, technology platforms, and capabilities to connect our large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

Tripadvisor Core’s purpose is to empower everyone to be a better traveler by serving as the world’s most trusted and essential travel guidance platform. Since Tripadvisor’s founding in 2000, the Tripadvisor brand has developed a relationship of trust and community with travelers and experience seekers by providing an online global platform for travelers to discover, generate, and share authentic UGC in the form of ratings and reviews for destinations, POIs, experiences, accommodations, restaurants, and cruises in over 40 countries and over 20 languages across the world. As of December 31, 2022, Tripadvisor offered more than 1 billion user-generated ratings and reviews on nearly 8 million experiences, accommodations, restaurants, airlines, and cruises. Tripadvisor’s online platform attracts one of the world’s largest travel audiences, with hundreds of millions of visitors in 2022.

Viator’s purpose is to bring more wonder into the world—to bring extraordinary, unexpected, and forever memorable experiences to more people, more often, wherever they are traveling. In doing so, Viator elevates tens of thousands of businesses, large and small. Viator delivers on its purpose by enabling travelers to discover and book iconic, unique and memorable experiences from experience operators around the globe. Our online marketplace is comprehensive and easy-to-use, connecting millions of travelers to the world’s largest supply of bookable tours, activities and attractions—over 300,000 experiences from more than 50,000 operators as of December 31, 2022. Viator is a pure-play experiences OTA singularly focused on the needs of both travelers and operators with the largest supply of bookable experiences available to travelers.

TheFork’s purpose is to deliver happiness through amazing dining experiences. TheFork delivers on its purpose by providing an online marketplace that enables diners to discover and book online reservations at more than 55,000 restaurants in 12 countries, as of December 31, 2022, across the UK, western and central Europe, and Australia. TheFork has become an urban, gastronomic guide with a strong community that offers more than 20 million restaurant reviews.

Trends

The online travel industry in which we operate is large, highly dynamic and competitive. We describe below the impact on our business from COVID-19, other current trends affecting our business and reportable segments, including key drivers of our financial results, and uncertainties that may impact our ability to execute on our objectives and strategies.

COVID-19

The COVID-19 pandemic had a significant negative impact on the global economy and the travel, leisure, hospitality and restaurant industries in particular beginning in 2020. Since the beginning of the pandemic, the pervasiveness and severity of travel restrictions and stay-at-home directives have varied by country and state; however, as of December 31, 2022, most of the countries in which we operate had eased or completely lifted such restrictions. While the COVID-19 pandemic negatively and materially affected our results for the years ended

December 31, 2020 and 2021, in 2022, although some areas of our business recovered faster than others, as discussed below, we generally experienced a recovery in travel demand and our financial performance during 2022. Although all periods included in our consolidated financial statements presented in this Annual Report on Form 10-K were impacted at varying degrees by the COVID-19 pandemic, none of these periods are considered comparable, and no periods affected by the pandemic are expected to be comparable to future periods. As a result, for additional context, below we provide information regarding our performance for the year ended December 31, 2022 as compared to the year ended December 31, 2019, before the impacts of the COVID-19 pandemic.

Our consolidated revenue for the year ended December 31, 2022 was approximately $1.5 billion, an increase of 65%, when compared to the same period in 2021. In comparison to a pre-COVID-19 timeframe, consolidated revenue for the year ended December 31, 2022 was approximately 96% of 2019’s comparable period, an increase from approximately 58% of 2019’s comparable period during the year ended December 31, 2021, primarily attributable to what we believe to be increased consumer travel demand for travel industry related services, combined with the easing of government travel restrictions. Revenue trends also improved as 2022 progressed, as consolidated revenue for the third and fourth quarter of 2022 exceeded parity with 2019's comparable periods, in comparison to approximately 70% and 99% of 2019’s comparable periods during the first and second quarters of 2022, respectively.

Tripadvisor Core revenue increased by 45% during the year ended December 31, 2022, when compared to the same period in 2021, despite the significant impact from the Omicron variant in the month of January 2022, as travel demand and revenue rebounded significantly during 2022. In comparison to a pre-COVID-19 timeframe, during the year ended December 31, 2022, Tripadvisor Core revenue reached approximately 79% of 2019’s comparable period, an increase from approximately 54% of 2019’s comparable period during 2021.

Tripadvisor-branded hotels revenue increased 44% during the year ended December 31, 2022, when compared to 2021, primarily driven by growth in hotel meta (formerly referred to as hotel auction). During 2022, Tripadvisor-branded hotels revenue reached approximately 83% of 2019’s comparable period, an increase from approximately 58% of 2019’s comparable period during 2021. The Company saw continued strength of recovery in our U.S. hotel meta revenue throughout 2022 on strong consumer travel demand, reaching parity with 2019’s comparable period during the year ended December 31, 2022. Revenue recovery in Europe and the rest of the world has been slower relative to the U.S. due to relative brand strength and recognition, but also due to uneven macroeconomic environments.

While slower to recover than Tripadvisor-branded hotels revenue, our Tripadvisor-branded display and platform revenue increased 33% during the year ended December 31, 2022, when compared to 2021. In comparison to a pre-COVID-19 timeframe, Tripadvisor-branded display and platform revenue for the year ended December 31, 2022 was approximately 81% of 2019’s comparable period, an increase from approximately 61% of 2019’s comparable period in 2021. This improvement in 2022 was primarily driven by an increase in marketing spend from our advertisers in correlation with increasing consumer travel demand, as discussed above.

Our Tripadvisor experiences and dining revenue increased by 91% as a result of the travel demand recovery, combined with the easing of government restrictions, as well as the continued execution by our business, primarily driven by performance in our experiences offering as we continue to make investments in this offering to gain market share. In comparison to a pre-COVID-19 timeframe, Tripadvisor experiences and dining revenue for the year ended December 31, 2022 was approximately 115% of 2019’s comparable period, an increase from approximately 60% of 2019’s comparable period in 2021.

Financial results in Other revenue also improved during the year ended December 31, 2022, when compared to 2021, primarily driven by similar trends of increased consumer travel demand as part of the global travel demand recovery. The offerings within Other revenue complement our Tripadvisor Core segment’s long-term strategy of delivering comprehensive guidance across the traveler journey. However, Other revenue during the year ended December 31, 2022 has been slower to recover when compared against 2019's comparable period as we continue to balance capital deployment across our portfolio that align with our strategic priorities across the segment. We have also divested certain offerings within Other revenue since 2019.

We began to see improvement in our Viator segment’s financial results during the third quarter of 2021, and this trend has continued throughout 2022, as revenue increased by 168% during the year ended December 31, 2022, when compared to 2021, primarily driven by the consumer demand recovery across all geographies, in conjunction with the lifting of various government restrictions on experience activities and the travel industry recovery, as well as continued execution by our business. In comparison to a pre-COVID-19 timeframe, our Viator segment revenue for 2022 was approximately 171% of 2019’s comparable period, an increase from approximately 64% of 2019’s comparable period in 2021.

During the first quarter of 2021, restaurants in most of the European countries in which TheFork operates were ordered to remain closed. In TheFork segment, we saw a notable recovery beginning in mid-May 2021, as restaurants in most European countries in which TheFork operates began reopening for in-restaurant dining. However, late in the fourth quarter of 2021 and early into the first quarter of 2022, Omicron-related restrictions and related impact to consumer demand within Europe again negatively impacted TheFork. These Omicron-related restrictions were again lifted late in the first quarter of 2022, bringing a recovery of consumer demand and revenue, although European consumer demand and restaurant openings remained below pre-pandemic levels through 2022. TheFork segment revenue during 2022 increased by approximately 48%, primarily driven by improving consumer demand, when compared to 2021. In comparison to a pre-COVID-19 timeframe, TheFork revenue for 2022 was approximately 99% of 2019’s comparable period, an increase from approximately 67% of 2019’s comparable period in 2021.

Other Current Trends

In response to increased consumer travel demand, we increased our performance marketing investments in 2022 across the Tripadvisor group. In Tripadvisor Core, we observed strong performance in hotel meta primarily driven by increased CPC pricing during 2022. This environment allowed us to increase performance marketing at a profitable ROAS (return on advertising spend), while our direct traffic, including SEO, has been slower to recover. Historically, we have generated a significant amount of direct traffic from search engines, such as Google, through strong SEO performance. We believe our SEO traffic acquisition performance has been negatively impacted in the past, and may be impacted in the future by search engines (primarily Google) increasing the prominence of their own products in search results. Over the long-term, we are focused on driving a greater percentage of our traffic from direct sources and channels that are more profitable than performance marketing channels.

The global experiences market is large, growing, and highly fragmented, with the vast majority of bookings still occurring through traditional offline sources. We are observing a secular shift, however, as this market continues to grow and moves online faster. We are observing similar trends in terms of online adoption by both consumers and partners in the global restaurants category, particularly in Europe. Given the competitive positioning of our businesses relative to the attractive growth prospects in these categories, we expect to continue to invest in these categories across the Tripadvisor group, and in particular, within Viator and TheFork, to continue accelerating revenue growth, operating scale, and market share gains for the long-term.

For information regarding our business strategy and business models, see the discussion set forth in Part I, Item 1. “Business,” of this Form 10-K under the captions “Our Business Strategy”, and “Our Business Models.”

Consolidated Results of Operations

In the second quarter of 2022, as part of our continuous review of the business and in consultation with our CEO, who also serves as our CODM, we evaluated our operations and realigned the reportable segment information which our CODM regularly assesses to evaluate performance for operating decision-making purposes, including allocation of resources. The revised segment reporting structure includes the following reportable segments: (1) Tripadvisor Core; (2) Viator; and (3) TheFork. For further information, including the change in segments and principal revenue streams within these segments, refer to “Note 3: Revenue Recognition” and “Note 19: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-K. These reclassifications had no effect on our consolidated financial statements in any period.

During the fourth quarter of 2022, the Company was the subject of a targeted fraud scheme, resulting in the payment of refunds to an external party for products which were fraudulently subscribed within Tripadvisor Core. As a result, the Company incurred a loss of approximately $8 million, which was recorded to general and administrative expense on the consolidated statement of operations for the year ended December 31, 2022. These fraudulent transactions had no impact on revenue, as the fraudulent subscriptions were cancelled in a timely manner by the Company. Operating process changes were put into place to provide further safeguards against this type of activity happening in the future. Although we continue to vigorously pursue recovery of our losses and related expenses arising from this incident, there can be no assurance of recovery or of the timing of any such recovery.

A discussion regarding our financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022.

As noted above, during the second quarter of 2022, we revised our segment reporting structure. We did not include a discussion regarding our financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020, as we believe the changes in our reportable segments is not a material change to understand the financial condition, changes in financial conditions, and results of operations of our revised reportable segments due to the impact of COVID-19 during those years, which is discussed above.

Results of Operations

Selected Financial Data

(in millions, except percentages)

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenue	$1,492	$902	$604	65%	49%

Costs and expenses:
Cost of revenue	116	74	55	57%	35%
Selling and marketing	784	469	316	67%	48%
Technology and content	222	212	220	5%	(4)%
General and administrative	172	167	173	3%	(3)%
Depreciation and amortization	97	111	125	(13)%	(11)%
Impairment of goodwill	—	—	3	n.m.	n.m.
Restructuring and other related reorganization costs	—	—	41	n.m.	n.m.
Total costs and expenses:	1,391	1,033	933	35%	11%
Operating income (loss)	101	(131)	(329)	n.m.	(60)%
Other income (expense):
Interest expense	(44)	(45)	(35)	(2)%	29%
Interest income	15	1	3	1400%	(67)%
Other income (expense), net	(5)	(10)	(8)	(50)%	25%
Total other income (expense), net	(34)	(54)	(40)	(37)%	35%
Income (loss) before income taxes	67	(185)	(369)	n.m.	(50)%
(Provision) benefit for income taxes	(47)	37	80	n.m.	(54)%
Net income (loss)	$20	$(148)	$(289)	n.m.	(49)%

Other financial data:
Adjusted EBITDA (1)	$295	$100	$(51)	195%	n.m.

n.m. = not meaningful

(1) Adjusted EBITDA is considered a non-GAAP measure as defined by the SEC. Please refer to “Adjusted EBITDA” below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenue by Segment:	(in millions)
Tripadvisor Core (1)	$966	$665	$483	45%	38%
Viator	493	184	55	168%	235%
TheFork	126	85	86	48%	(1)%
Intersegment Eliminations (1)	(93)	(32)	(20)	191%	60%
Total revenue	$1,492	$902	$604	65%	49%
Adjusted EBITDA by Segment:
Tripadvisor Core	$345	$177	$64	95%	177%
Viator	(11)	(31)	(72)	(65)%	(57)%
TheFork	(39)	(46)	(43)	(15)%	7%
Total Adjusted EBITDA	$295	$100	$(51)	195%	n.m.
Adjusted EBITDA Margin by Segment (2):
Tripadvisor Core	36%	27%	13%
Viator	(2%)	(17%)	(131%)
TheFork	(31)%	(54)%	(50)%

n.m. = not meaningful

(1)
Tripadvisor Core segment revenue figures are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. Refer to “Note 19: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a discussion of intersegment revenue for all periods presented.
(2)
“Adjusted EBITDA Margin by Segment” is defined as Adjusted EBITDA by segment divided by revenue by segment.

Tripadvisor Core Segment

Tripadvisor Core segment revenue increased by $301 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to increased hotel meta revenue, and, to a lesser extent, an increase in Tripadvisor experiences and dining and Tripadvisor-branded display and platform revenue, all of which was due to the impact of increased consumer travel demand, the easing of travel restrictions and travel industry recovery on our business. In addition, we estimate this segment's revenue growth was negatively impacted by foreign currency fluctuations of approximately 6% during the year ended December 31, 2022 when compared to the same period in 2021.

Adjusted EBITDA in our Tripadvisor Core segment increased $168 million during the year ended December 31, 2022 when compared to the same period in 2021. This was primarily due to an increase in revenue as noted above, partially offset by an increase in direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increased consumer travel demand as travel restrictions eased and the travel industry recovered, and to a lesser extent, increased personnel and overhead costs to support business growth during the travel demand recovery.

The following is a detailed discussion of the revenue sources within our Tripadvisor Core segment:

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Tripadvisor Core:	(in millions)
Tripadvisor-branded hotels	$650	$451	$292	44%	54%
Tripadvisor-branded display and platform	130	98	69	33%	42%
Tripadvisor experiences and dining (1)	134	70	65	91%	8%
Other	52	46	57	13%	(19%)
Total Tripadvisor Core Revenue	$966	$665	$483	45%	38%
(1)
Tripadvisor experiences and dining revenue within the Tripadvisor Core segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. Refer to “Note 19: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a discussion of intersegment revenue for all periods presented.

Tripadvisor-branded Hotels Revenue

For the years ended December 31, 2022, 2021, and 2020, 67%, 68%, and 60%, respectively, of our Tripadvisor Core segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue increased $199 million during the year ended December 31, 2022 when compared to the same period in 2021. This increase was primarily driven by our hotel meta revenue across all geographic markets, and, to a lesser extent, hotel B2B revenue, which has been slower to recover than hotel meta, due to the impact of increased consumer travel demand, the easing of travel restrictions and travel industry recovery on our business. As consumer travel demand increased during 2022, the Company saw continued improvement in hotel meta monetization, as CPC rates during 2022 were consistently near or exceeded parity with 2019's comparable period, which enabled increased efficient marketing investment on performance channels, enhancing our 2022 hotel meta revenue growth.

Tripadvisor-branded Display and Platform Revenue

For the years ended December 31, 2022, 2021, and 2020, 13%, 15%, and 14%, respectively, of our Tripadvisor Core segment revenue was derived from Tripadvisor-branded display and platform revenue, which consists of revenue from display-based advertising across our platform. Tripadvisor-branded display and platform revenue increased $32 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily driven by an increase in marketing spend from our advertisers, particularly DMOs, in correlation with increased consumer travel demand.

Tripadvisor Experiences and Dining Revenue

For the years ended December 31, 2022, 2021, and 2020, 14%, 11%, and 13%, respectively, of our Tripadvisor Core segment revenue was derived from our Tripadvisor experiences and dining revenue, which includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to revenue earned from Tripadvisor's restaurant service offerings. Tripadvisor experiences and dining revenue increased by $64 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily driven by increased consumer travel demand for experiences across all geographies, in conjunction with the lifting of various government restrictions on experience activities and the travel industry recovery.

Other Revenue

For the years ended December 31, 2022, 2021, and 2020, 5%, 7%, and 12%, respectively, of our Tripadvisor Core segment revenue was derived from Other revenue, which includes alternative accommodation rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from our cruise, flights, and rental cars offerings on Tripadvisor websites and mobile apps. Other revenue increased by $6 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to the impact of increased consumer travel demand and travel industry recovery on our business.

Viator Segment

Viator segment revenue increased by $309 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily driven by the consumer demand recovery for experiences across all geographies, in conjunction with the lifting of various government restrictions on experience activities and the travel industry recovery during the same period. Viator is also benefitting from a larger macro trend, or secular shift, as the large global market in which it operates continues to grow, and, in addition, migrate online from traditional offline sources. In addition, we estimate this segment's revenue growth was negatively impacted by foreign currency fluctuations of approximately 16% during the year ended December 31, 2022, when compared to the same period in 2021.

Adjusted EBITDA loss in our Viator segment decreased by $20 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to an increase in revenue as noted above. This was largely offset by an increase in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and other marketing costs in response to increased consumer demand for experiences as part of the consumer travel demand recovery and to grow market share, and, to a lesser extent, an increase in direct costs from credit card payments and other revenue-related transaction costs in direct correlation with the increase in revenue, as well as increased personnel and overhead costs to support business growth during the travel demand recovery.

TheFork Segment

TheFork segment revenue increased by $41 million during the year ended December 31, 2022 when compared to the same period in 2021, driven by consumer travel demand recovery and various government restrictions on restaurants being lifted in Europe, combined with the travel industry recovery during the same time period, despite the impact of foreign currency fluctuations, which we estimate negatively impacted this segment's revenue growth during the year ended December 31, 2022 in the amount of approximately 19%, when compared to the same period in 2021.

Adjusted EBITDA loss in TheFork segment decreased by $7 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to an increase in revenue as noted above, and to a lesser extent, incremental non-income tax related government assistance benefits related to COVID-19 relief of $8 million. This was largely offset by an increase in selling and marketing expenses related to online paid traffic acquisition costs and television advertising costs, in response to consumer travel demand recovery as government restrictions on restaurants were lifted and the travel industry recovered and, to a lesser extent, an increase in personnel and overhead costs to support business growth during the travel demand recovery.

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

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(in millions)
Direct costs	$89	$50	$34	78%	47%
Personnel and overhead	27	24	21	13%	14%
Total cost of revenue	$116	$74	$55	57%	35%
% of revenue	7.8%	8.2%	9.1%

Cost of revenue increased $42 million during the year ended December 31, 2022 when compared to the same period in 2021, the majority of which is due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs in our Viator segment in direct correlation with the increase in revenue, as Viator serves as the merchant of record for the majority of its experience booking transactions.

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

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(in millions)
Direct costs	$589	$294	$128	100%	130%
Personnel and overhead	195	175	188	11%	(7%)
Total selling and marketing	$784	$469	$316	67%	48%
% of revenue	52.5%	52.0%	52.3%

Direct selling and marketing costs increased $295 million during the year ended December 31, 2022 when compared to the same period in 2021. In addition, direct selling and marketing costs as a percentage of total consolidated revenue was 39% during the year ended December 31, 2022, an increase from 33% when compared to the same period in 2021. These increases were primarily due to an increase of approximately $277 million in SEM, other paid online traffic acquisition spend, and other marketing costs, the substantial majority of which was incurred within our Tripadvisor Core and Viator segments, in order to capture increased consumer travel demand primarily in hotel meta and for experiences, as travel activity restrictions eased and the travel industry recovered, while direct traffic in Tripadvisor Core, including SEO traffic, has been slower to recover, as well as, and to a lesser extent, increased television advertising costs of $12 million in TheFork segment in order to regain brand awareness levels as pandemic related restaurant restrictions subsided in Europe and the industry recovered.

Personnel and overhead costs increased $20 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to an increase in headcount and contingent staff to support business growth during the travel demand recovery.

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

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(in millions)
Personnel and overhead	$193	$188	$194	3%	(3%)
Other	29	24	26	21%	(8%)
Total technology and content	$222	$212	$220	5%	(4%)
% of revenue	14.9%	23.5%	36.4%

Technology and content costs increased $10 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to increased personnel and overhead costs resulting from additional headcount and contingent staff to support business growth during the travel demand recovery, partially offset by a decrease in stock-based compensation expense of $10 million.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs, including personnel engaged in leadership, finance, legal, and human resources, as well as stock-based compensation expense for those same personnel. General and administrative costs also include professional service fees and other fees including audit, legal, tax and accounting, and other operating costs including bad debt expense, non-income taxes, such as sales, use, digital services, and other non-income related taxes.

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(in millions)
Personnel and overhead	$128	$132	$119	(3%)	11%
Professional service fees and other	44	35	54	26%	(35%)
Total general and administrative	$172	$167	$173	3%	(3%)
% of revenue	11.5%	18.5%	28.6%

General and administrative costs increased $5 million during the year ended December 31, 2022 when compared to the same period in 2021. Personnel and overhead costs decreased $4 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to a decrease in stock-based compensation expense of $18 million, partially offset by additional headcount to support business growth during the travel demand recovery. Professional service fees and other costs increased $9 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to an increase in digital service taxes in Europe of $8 million and an approximate $8 million loss incurred during the fourth quarter of 2022 as the result of a fraud scheme resulting in payments to an external party, as discussed above, partially offset by an increase in non-income tax related government assistance benefits related to COVID-19 relief of $9 million during the year ended December 31, 2022.

Depreciation and amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use (“ROU”) assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Year ended December 31,
	2022	2021	2020
	(in millions)
Depreciation	$84	$91	$99
Amortization of intangible assets	13	20	26
Total depreciation and amortization	$97	$111	$125
% of revenue	6.5%	12.3%	20.7%

Depreciation and amortization decreased $14 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to the completion of amortization related to certain intangible assets from business acquisitions and capitalized website development costs in previous years.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to the Credit Facility, 2025 Senior Notes, 2026 Senior Notes, as well as interest on finance leases.

	Year ended December 31,
	2022	2021	2020
	(in millions)
Interest expense	$(44)	$(45)	$(35)

Interest expense did not change materially during the year ended December 31, 2022 when compared to the same period in 2021. The majority of interest expense reported during the years ended December 31, 2022 and 2021 were as a result of the 2025 Senior Notes. Refer to “Note 9: Debt” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Interest Income

Interest income primarily consists of interest earned from bank deposits available on demand, term deposits, money market funds, and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Year ended December 31,
	2022	2021	2020
	(in millions)
Interest income	$15	$1	$3

Interest income increased $14 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to an increase in the average amount of cash invested and increased interest rates received on bank deposits during 2022.

Other Income (Expense), Net

Other income (expense), net generally consists of net foreign exchange gains and losses, forward contract gains and losses, earnings/(losses) from equity method investments, gain/(loss) and impairments on non-marketable investments, gain/(loss) on sale/disposal of businesses, and other non-operating income (expenses).

	Year ended December 31,
	2022	2021	2020
	(in millions)
Other income (expense), net	$(5)	$(10)	$(8)

Other expense, net decreased $5 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to a $5 million allowance for credit losses recorded on our long-term note receivable during 2021, which did not reoccur in 2022. Refer to “Note 17: Other Income (Expense), Net” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.

(Provision) Benefit for Income Taxes

	Year ended December 31,
	2022	2021	2020
	(in millions)
(Provision) benefit for income taxes	$(47)	$37	$80
Effective tax rate	70.1%	20.0%	21.7%

We recorded a total income tax provision of $47 million for the year ended December 31, 2022. The change in our income taxes and our effective tax rate during the year ended December 31, 2022, when compared to the same period in 2021, was primarily due to an increase in pretax income recognized during the year ended December 31, 2022. Refer to “Note 11: Income Taxes” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Net income (loss)

	Year ended December 31,
	2022	2021	2020
	(in millions)
Net income (loss)	$20	$(148)	$(289)
Net income (loss) margin	1.3%	(16.4%)	(47.8%)

Net income (loss) improved $168 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to an increase in revenue, as described in more detail above under “Revenue and Segment Information”, largely offset by an increase in selling and marketing expenses in response to increasing consumer travel demand as travel activity restrictions eased and the travel industry recovered, and to a lesser extent, an increase in personnel and overhead costs to support business growth during the consumer travel demand recovery and increased direct costs from credit card payment fees and other revenue-related transaction costs in direct correlation with the increase in revenue during the year ended December 31, 2022, all of which is described in more detail above under “Consolidated Expenses.”

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

Adjusted EBITDA is also our segment profit measure and a key measure used by our management and board of directors to understand and evaluate the financial performance of our business and on which internal budgets and forecasts are based and approved. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons and better enables management and investors to compare financial results between periods as these costs may vary independent of ongoing core business performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. We define Adjusted EBITDA as net income (loss) plus: (1) (provision) benefit for income taxes; (2) other income (expense), net; (3) depreciation and amortization; (4) stock-based compensation and other stock-settled obligations; (5) goodwill, long-lived asset, and intangible asset impairments; (6) legal reserves and settlements; (7) restructuring and other related reorganization costs; and (8) other non-recurring expenses and income.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income (Loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Net income (loss)	$20	$(148)	$(289)
Add: Provision (benefit) for income taxes	47	(37)	(80)
Add: Other expense (income), net	34	54	40
Add: Restructuring and other related reorganization costs	—	—	41
Add: Impairment of goodwill	—	—	3
Add: Legal reserves and settlements	1	—	—
Add: Non-recurring expenses (income) (1)	8	—	—
Add: Stock-based compensation	88	120	109
Add: Depreciation and amortization	97	111	125
Adjusted EBITDA	$295	$100	$(51)
(1)
The Company incurred a loss of approximately $8 million during the fourth quarter of 2022, as the result of a targeted payment fraud scheme by an external party, as discussed above. The Company considers such costs to be non-recurring in nature. To the extent the Company recovers any losses in future periods related to this incident, the Company plans to reduce Adjusted EBITDA by the recovery amount in that same period.

Liquidity and Capital Resources

For a discussion of our liquidity and capital resources as of and our cash flow activities for the fiscal year ended December 31, 2021, see Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022.

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under the Credit Facility. As of December 31, 2022 and 2021, we had $1.0 billion and $723 million, respectively, of cash and cash equivalents, and $496 million of available borrowing capacity under our Credit Facility as of December 31, 2022. As of December 31, 2022, approximately $157 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which approximately 40% was held in the U.K. As of December 31, 2022, the significant majority of our cash was denominated in U.S. dollars.

As of December 31, 2022, we had $445 million of cumulative undistributed earnings in foreign subsidiaries which were no longer considered to be indefinitely reinvested. As of December 31, 2022, we maintained a deferred income tax liability on our consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested. Refer to “Note 11: Income Taxes” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

As of December 31, 2022, we are party to the Credit Facility, which, among other things, provides for a $500 million revolving credit facility with a maturity date of May 12, 2024. The Company may borrow from the Credit Facility in U.S. dollars and Euros. The Credit Facility requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.

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

The Company remained in the Leverage Covenant Holiday as of December 31, 2022. Based on the Company’s existing leverage ratio, any outstanding or future borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% with a London Inter-Bank Offered Rate (“LIBO rate”) floor of 1.00% per annum; or (ii) the Alternate Base Rate Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%. In addition, based on the Company’s existing leverage ratio, we are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30% as of December 31, 2022, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and in connection with the issuance of letters of credit. The Credit Facility includes restrictions on the Company’s ability to make certain payments and distributions, including share repurchases and dividends.

As of December 31, 2022 and 2021, we had no outstanding borrowings and were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday ceases, based on our current projections, we do not believe there is a material risk we will not remain in compliance throughout the next twelve months.

As of December 31, 2022, the Company had $845 million in long-term debt, as a result of the issuance of our 2025 Senior Notes in July 2020 and 2026 Senior Notes in March 2021, as discussed below.

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

For further information on the Credit Facility, 2025 Senior Notes, and 2026 Senior Notes, refer to “Note 9: Debt” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Significant uses of capital and other liquidity matters

During the year ended December 31, 2020, we repurchased 4,707,450 shares of the Company’s outstanding common stock at an aggregate cost of $115 million, under our share repurchase program. The Company did not repurchase any shares of outstanding common stock under the share repurchase program during 2022 or 2021 and had $75 million remaining available to repurchase shares of our common stock as of December 31, 2022. The terms of our Credit Agreement were amended to limit the Company from share repurchases during the Leverage Covenant Holiday and the terms of the 2025 Indenture related to the 2025 Senior Notes also impose certain limitations and restrictions on share repurchases.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows during the year related to working capital. From our experience bookings, we receive cash from travelers at the time of booking or prior to the occurrence of an experience, and we record these amounts, net of commissions, on our consolidated balance sheet as deferred merchant payables. We pay the operator, or the experience supplier, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the operator and this operating cycle represents a source or use of cash to us. During the first half of the year, experiences bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative.

Certain factors may impact our typical seasonal fluctuations, which may include any significant shifts in our business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, the negative impact to our business from COVID-19 materially affected our historical trends at varying levels during the years ended December 31, 2021 and 2020, while these trends significantly improved during the year ended December 31, 2022, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows. For example, our “Reserve Now, Pay Later” payment option available in our Viator segment, which allows travelers the option to reserve certain experiences and defer payment until a date no later than two days before the experience date, which although not used in a majority of bookings to date, may continue to increase, and affect the timing of our future cash flows and working capital.

As discussed in “Note 11: Income Taxes” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K, we have received Notices of Proposed Adjustments issued by the IRS for tax years 2009 through 2011, and 2014 through 2016, as of December 31, 2022. The statute of limitation of assessment for all years subject to the Notices of Proposed Adjustment remain open. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense, for the open tax years, in an estimated range of $85 million to $95 million, exclusive of interest expense, at the close of the audit if the IRS prevails. In January 2023, we received a final notice regarding a MAP settlement for the 2009 through 2011 tax years, which we accepted in February 2023. Accepting this MAP settlement will result in an estimated net cash outflow of $70 million to $80 million, inclusive of related interest expense, expected during 2023. In the first quarter of 2023, we will record additional tax expense as a discrete item, inclusive of interest, in an estimated range of $25 million to $35 million specifically related to this settlement. This MAP settlement supersedes the Notices of Proposed Adjustment for 2009 through 2011 from the IRS, described above. We will review the impact of the acceptance of this settlement position to our transfer pricing income tax reserves for the subsequent tax years during the first quarter of 2023. Based on this new information received subsequent to year end, adjustments may occur, which could be material.

In addition, we received from HMRC in the U.K. an issue closure notice relating to adjustments for 2012 through 2016 tax years, as of December 31, 2022. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense and potential U.S. transition tax adjustments, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our positions through applicable administrative and, if necessary, judicial remedies.

Although the ultimate timing for resolution of certain of these income tax matters is uncertain, any future payments would negatively and materially impact our operating cash flows.

The CARES Act, enacted in March 2020, made tax law changes to provide financial relief to companies as a result of the impact to businesses related to COVID-19. Key income tax provisions of the CARES Act include changes in NOL carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allowed the Company to carry back U.S. federal NOLs incurred in 2020, generating an expected U.S. federal tax benefit of $76 million, of which $64 million was refunded during the year ended December 31, 2022. The remaining refund of $12 million is included in current income taxes payable within accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2022 and is expected to be received during the year ended December 31, 2023. In addition, $25 million of this refund received during the year ended December 31, 2022, was recorded to long-term taxes payable within other long-term liabilities on our consolidated balance sheet as of December 31, 2022, which reflects future transition tax payments expected to be made by the Company related to the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).

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

Our cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Net cash provided by (used in):
Operating activities	$400	$108	$(194)
Investing activities	(52)	(54)	(56)
Financing activities	(27)	263	341

During the year ended December 31, 2022, our primary source of cash was from operations, while our primary use of cash was from financing activities (including payment of withholding taxes on net share settlements of equity awards of $20 million) and investing activities (including capital expenditures of $56 million). This use of cash was funded with cash and cash equivalents, and operating cash flows.

Net cash provided by operating activities for the year ended December 31, 2022, increased by $292 million when compared to the same period in 2021, primarily due to a decrease in net losses of $168 million and an increase in working capital of $154 million. The increase in working capital was driven primarily by a $64 million U.S. federal tax refund related to the CARES Act, an increase of $42 million related to the timing of vendor payments due to increased selling and marketing costs, and to a lesser extent, an increase of $18 million in deferred merchant payables reflecting the timing of when cash was received from travelers, principally due to an increase in experiences bookings, net of cancellations, which exceeded our payments to experience operators. These increases were partially offset by the increase in accounts receivable related to increased billings, reflective of the increasing consumer demand for travel activities during the year, as well as, and to a lesser extent, a decrease in non-cash items of $30 million which was primarily due to a decrease in stock-based compensation expense and depreciation and amortization, partially offset by a decrease in deferred income tax benefits.

Net cash used in investing activities for the year ended December 31, 2022 decreased by $2 million when compared to the same period in 2021, as capital expenditures by the Company were materially consistent in both fiscal years.

Net cash provided by financing activities for the year ended December 31, 2022 decreased by $290 million when compared to the same period in 2021, primarily due to proceeds received from the issuance of our 2026 Senior Notes of $340 million, net of financing costs, partially offset by payments of $35 million for the Capped Calls in connection with our 2026 Senior Notes during the first quarter of 2021, both of which did not reoccur during the year ended December 31, 2022, and to a lesser extent, cash received for stock option exercises of $8 million during the year ended December 31, 2021, partially offset by a decrease in payment of withholding taxes on net share settlements of equity awards of $24 million during the year ended December 31, 2022 when compared to the same period in 2021.

The following table summarizes our current and long-term material cash requirements, both accrued and off-balance sheet, as of December 31, 2022:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
2025 Senior Notes (1)	$500	$—	$500	$—	$—
Expected interest payments on 2025 Senior Notes (2)	90	35	55	—	—
2026 Senior Notes (3)	345	—	—	345	—
Expected interest payments on 2026 Senior Notes (4)	3	1	2	—	—
Finance lease obligations (5)	76	9	19	20	28
Operating lease obligations (6)	30	15	12	3	—
Expected commitment fee payments on Credit Facility (7)	3	2	1	—	—
Purchase obligations and other (8)	39	21	16	1	1
Total (9)(10)	$1,086	$83	$605	$369	$29

(1)
Represents outstanding principal on our 2025 Senior Notes due July 2025 and assumes that our existing debt is repaid at maturity.
(2)
Expected interest payments on our 2025 Senior Notes are based on a fixed interest rate of 7.0%, as of December 31, 2022 and assumes that our existing debt is repaid at maturity.
(3)
Represents outstanding principal on our 2026 Senior Notes due April 2026 and assumes that our existing debt is repaid at maturity.
(4)
Expected interest payments on our 2026 Senior Notes are based on a fixed interest rate of 0.25%, as of December 31, 2022 and assumes that our existing debt is repaid at maturity.
(5)
Estimated future lease payments for our Headquarters Lease in Needham, Massachusetts. These amounts exclude expected rental income under non-cancelable subleases.
(6)
Estimated future lease payments for our operating leases, primarily for office space, with non-cancelable lease terms. These amounts exclude expected rental income under non-cancelable subleases.
(7)
Expected commitment fee payments are based on the daily unused portion of the Credit Facility, issued letters of credit, and the effective commitment fee rate as of December 31, 2022; however, these variables could change significantly in the future.
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
(9)
Excluded from the table was $204 million of unrecognized tax benefits, including interest, which is included in other long-term liabilities on our consolidated balance sheet as of December 31, 2022, for which we cannot make a reasonably reliable estimate of the amount and period of payment.
(10)
Excluded from the table was $4 million of undrawn standby letters of credit, primarily as security deposits for certain property leases as of December 31, 2022.

As of December 31, 2022, other than the items discussed above, we did not have any off-balance sheet arrangements, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Office Lease Commitments

As of December 31, 2022, we leased approximately 280,000 square feet of office space for our corporate headquarters in Needham, Massachusetts. Our Headquarters Lease, has an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. We account for our Headquarters Lease as a finance lease as of December 31, 2022.

In addition to our Headquarters Lease, we have contractual obligations in the form of operating leases for office space, in which we lease an aggregate of approximately 400,000 square feet, at approximately 30 other locations across North America, Europe, Asia Pacific and South America, in cities such as New York, London, Sydney, Barcelona, Buenos Aires, and Paris, primarily used for sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in July 2027.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the 2014 through 2016, and 2018 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of December 31, 2022, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in August 2020, we received Notices of Proposed Adjustment from the IRS for the 2014, 2015, and 2016 tax years. The statute of limitation of assessment for all years subject to the Notices of Proposed Adjustment outlined above remain open. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense, for the open tax years, in an estimated range of $85 million to $95 million at the close of the audit if the IRS prevails, which includes $20 million to $30 million related to the 2009 through 2011 pre Spin-Off tax years. The estimated ranges take into consideration competent authority relief and transition tax regulations and is exclusive of deferred tax consequences and interest expense, which would be significant. We disagree with the proposed adjustments, and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for the open years outlined above, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have previously requested competent authority assistance under the MAP for open tax years 2009 through 2011 and 2014 through 2016. In January 2023, we received a final notice regarding a MAP settlement for the 2009 through 2011 tax years, which we accepted in February 2023. In the first quarter of 2023, we will record additional tax expense as a discrete item, inclusive of interest, in an estimated range of $25 million to $35 million specifically related to this settlement. This MAP settlement supersedes the Notices of Proposed Adjustment for 2009 through 2011 from the IRS, described above. We will review the impact of the acceptance of this settlement position to our transfer pricing income tax reserves for the subsequent tax years during the first quarter of 2023. Based on this new information received subsequent to year end, adjustments may occur, which could be material.

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

Over the last several years, the OECD has been working on a Base Erosion and Profit Shifting Project to address the tax challenges arising from digitalization. The OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. In October 2021, more than 130 countries tentatively signed on to a framework, which calls for a minimum tax rate on corporations of 15% and a reallocation of profits from the largest and most profitable businesses to countries where they make sales. The proposed framework, once enacted, envisages new international tax rules and the removal of all digital services taxes. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations is uncertain. As the OECD/G20 continues to drive toward a consensus framework, several countries which have previously enacted unilateral digital services tax initiatives, such as France, Italy, Spain, and the U.K., will continue to impose these revenue-based taxes until implementation of the consensus framework. During the years ended December 31, 2022, 2021 and 2020, we recorded $9 million, $1 million and $2 million, respectively, of digital service tax to general and administrative expense on our consolidated statement of operations.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred tax liability has been accrued which was not material as of December 31, 2022. As of December 31, 2022, $445 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

Refer to “Note 11: Income Taxes” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on potential tax contingencies, including current audits by the IRS and various other domestic and foreign tax authorities, and other income tax and non-income tax matters.

Certain Relationships and Related Party Transactions

For information on our related party transactions, refer to “Note 18: Related Party Transactions” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Refer to “Note 2: Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for an overview of our significant accounting policies and any new accounting pronouncements that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

A discussion of information about the nature and rationale for our critical accounting estimates is below:

Income Taxes

We record income taxes under the asset and liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted income tax rates expected to be in effect when we realize the underlying items of income and expense. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. As of December 31, 2022, we had a valuation allowance of approximately $114 million related to certain NOL carryforwards and other foreign deferred tax assets for which it is more likely than not, the tax benefit will not be realized. We classify deferred tax assets and liabilities as noncurrent on our consolidated balance sheet. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

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

Refer to “Note 11: Income Taxes” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K and “Contingencies” above for further information, including certain uncertainties, estimates, and potential contingencies related to ongoing audits regarding income taxes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. We are exposed to market risks primarily due to our international operations, our ongoing investment and financial activities, as well as changes in economic conditions in all significant markets in which we operate. The risk of loss can be assessed from the perspective of adverse changes in our future earnings, cash flows, fair values of our assets, and financial condition. Our exposure to market risk, at any point in time, may include risks related to any borrowings under the Credit Facility, or outstanding debt related to the 2025 Senior Notes and 2026 Senior Notes, derivative instruments, capped calls, cash and cash equivalents, short-term and long-term marketable securities, if any, accounts receivable, intercompany receivables/payables, accounts payable, deferred merchant payables and other balances and transactions denominated in foreign currencies. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage and attempt to mitigate our exposure to such risks.

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

As of December 31, 2022 and 2021, respectively, we had no outstanding marketable securities in our investment portfolio, and no outstanding borrowings under our Credit Facility. In July 2020, we issued 2025 Senior Notes with a principal balance of $500 million at a fixed rate of 7.0% and in March 2021, we issued 2026 Senior Notes with a principal balance of $345 million at a fixed rate of 0.25%. As of December 31, 2022, the fair value of our 2025 Senior Notes and 2026 Senior Notes were approximately $498 million and $281 million, respectively, based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source. Since our 2025 Senior Notes and 2026 Senior Notes bear interest at a fixed rate, we are more sensitive to the capital market conditions of our shares than changes in interest rates. The fair value of the 2025 Senior Notes and 2026 Senior Notes will likely change based on the capital market conditions.

Refer to “Note 4: Financial Instruments and Fair Value Measurements” and “Note 9: Debt” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on our cash and cash equivalents, investments and other financial instruments, 2026 Senior Notes, 2025 Senior Notes and our Credit Facility.

We currently do not hedge our interest rate risk; however, we are continually evaluating the interest rate market, and if we become increasingly exposed to potentially volatile movements in interest rates, and if these movements are material, this could cause us to adjust our financing strategy. We did not experience material changes in interest rate exposures or any material financial impact from adverse changes in interest rates for the years ended December 31, 2022, 2021 or 2020.

Foreign Currency Exchange Rates

We conduct business in certain international markets, largely in the Europe, including the U.K., and also in countries such as Singapore and Australia. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign currency exchange rates.

Some of our subsidiaries maintain their accounting records in their respective local currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates may impact the translation of those subsidiary’s financial statements into U.S. dollars. As a result, we face exposure to adverse movements in foreign currency exchange rates as the financial results of our non-U.S. dollar operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. If the U.S. dollar weakens against the functional currency, the translation of these foreign currency denominated balances will result in increased net assets, revenue, operating expenses, operating income and net income upon consolidation. Similarly, our net assets, revenue, operating expenses, operating income and net income will decrease upon consolidation if the U.S. dollar strengthens against the functional currency. The effect of foreign currency exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. In order to provide a meaningful assessment of the foreign currency exchange rate risk associated with our consolidated financial statements, we performed a sensitivity analysis. A hypothetical 10% decrease of the foreign currency exchange rates relative to the U.S. dollar, or strengthening of the U.S. dollar, would generate an estimated unrealized loss of approximately $29 million related to a decrease in our net assets as of December 31, 2022, which would initially be recorded to accumulated other comprehensive income (loss) on our consolidated balance sheet.

In addition, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in transactional gains and losses. We recognize these transactional gains and losses (primarily Euro and British pound currency transactions) in our consolidated statement of operations and have recorded net foreign currency exchange losses of $9 million and $6 million for the years ended December 31, 2022 and 2021, respectively, and a net foreign currency exchange gain of $4 million for the year ended December 31, 2020, in “other income (expense), net” on our consolidated statements of operations. Future transactional gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar and other functional currencies, and the relative composition and denomination of monetary assets and liabilities each period.

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

The forward contracts which we have entered into to date, have principally addressed foreign currency exchange fluctuation risk between the Euro and the U.S. dollar. We account for these forward contacts, which have not been designated as hedges under GAAP to date, as either assets or liabilities and carry them at fair value. We had outstanding forward contracts as of December 31, 2022 and 2021, with a total net notional value of $18 million and $9 million, respectively. These forward contracts were not designated as hedges and had maturities of less than 90 days. We recognize gains and losses from forward contracts in our consolidated statement of operations upon settlement or a change in fair value, as a result, we recorded net gains of $4 million, $2 million, and $1 million for the years ended December 31, 2022, 2021 and 2020, respectively, in other income (expense), net on our consolidated statements of operations. Refer to “Note 4: Financial Instruments and Fair Value Measurements” in the notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further detail on our derivative instruments.

We expect that we will continue to increase our operations internationally. Our exposure to potentially volatile movements in foreign currency exchange rates will increase as we increase our operations in these international markets. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions, and other factors. We continue to monitor the current economic environment, including the impact of a potential U.S. recession and increased inflation globally, which has been heightened by the conflict between Russia and Ukraine. These changes, if material, could cause us to adjust our foreign currency risk strategies. Continued uncertainty regarding our international operations and U.K. and E.U. relations may result in future currency exchange rate volatility which may impact our business and results of operations. In addition, the geopolitical tensions resulting from Russia’s invasion of Ukraine, including increased cyberattacks, military conflicts and sanctions, may result in additional financial volatility that may adversely affect our results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Tripadvisor, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tripadvisor, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of Audit Evidence over Revenue

As discussed in Notes 2 and 3 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company had $1,492 million in revenue, net of intersegment revenue of $93 million, for the year ended December 31, 2022, of which $966 million was Tripadvisor Core related, $493 million was Viator related and $126 million was TheFork related. Each of these categories of revenue has multiple revenue streams and the Company’s processes and information technology (IT) systems differ between each revenue stream.

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

Boston, Massachusetts

February 17, 2023

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenue (Note 3)	$1,492	$902	$604

Costs and expenses:
Cost of revenue (1) (exclusive of depreciation and amortization as shown separately below)	116	74	55
Selling and marketing (1)	784	469	316
Technology and content (1)	222	212	220
General and administrative (1)	172	167	173
Depreciation and amortization	97	111	125
Impairment of goodwill (Note 7)	—	—	3
Restructuring and other related reorganization costs (Note 1)	—	—	41
Total costs and expenses	1,391	1,033	933
Operating income (loss)	101	(131)	(329)
Other income (expense):
Interest expense	(44)	(45)	(35)
Interest income	15	1	3
Other income (expense), net (Note 17)	(5)	(10)	(8)
Total other income (expense), net	(34)	(54)	(40)
Income (loss) before income taxes	67	(185)	(369)
(Provision) benefit for income taxes (Note 11)	(47)	37	80
Net income (loss)	$20	$(148)	$(289)

Earnings (loss) per share attributable to common stockholders (Note 16):
Basic	$0.14	$(1.08)	$(2.14)
Diluted	$0.14	$(1.08)	$(2.14)

Numerator used to compute net income (loss) per share attributable to common stockholders (Note 16):
Basic	$20	$(148)	$(289)
Diluted	$21	$(148)	$(289)

Weighted average common shares outstanding (Note 16):
Basic	140	137	135
Diluted	146	137	135

(1) Includes stock-based compensation expense as follows (Note 14):
Cost of revenue	$1	$1	$1
Selling and marketing	$12	$16	$16
Technology and content	$36	$46	$44
General and administrative	$39	$57	$48

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year ended December 31,
	2022	2021	2020
Net income (loss)	$20	$(148)	$(289)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	(27)	(24)	28
Reclassification adjustments included in net income (loss), net of tax	1	2	1
Total other comprehensive income (loss), net of tax	(26)	(22)	29
Comprehensive income (loss)	$(6)	$(170)	$(260)
(1)
Deferred income tax liabilities related to these amounts are not material. Refer to “Note 11: Income Taxes” for further information.

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$1,021	$723
Accounts receivable and contract assets, net of allowance for credit losses of $28 and $28, respectively (Note 2, Note 3)	205	142
Income taxes receivable (Note 11)	—	49
Prepaid expenses and other current assets	44	26
Total current assets	1,270	940
Property and equipment, net (Note 5, Note 6)	194	215
Operating lease right-of-use assets (Note 6)	27	42
Intangible assets, net (Note 7)	51	65
Goodwill (Note 7)	822	843
Non-marketable investments (Note 4)	34	36
Deferred income taxes, net (Note 11)	78	54
Other long-term assets, net of allowance for credit losses of $10 and $10, respectively	93	94
TOTAL ASSETS	$2,569	$2,289
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39	$27
Deferred merchant payables (Note 2)	203	113
Deferred revenue (Note 3)	44	36
Accrued expenses and other current liabilities (Note 8)	247	181
Total current liabilities	533	357
Long-term debt (Note 9)	836	833
Finance lease obligation, net of current portion (Note 6)	58	65
Operating lease liabilities, net of current portion (Note 6)	15	29
Deferred income taxes, net (Note 11)	1	1
Other long-term liabilities (Note 10)	265	215
Total Liabilities	1,708	1,500
Commitments and contingencies (Note 12)
Stockholders’ equity: (Note 15)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0, respectively
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 146,891,538 and 144,656,649, respectively
Shares outstanding: 128,046,924 and 125,812,035, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,404	1,326
Retained earnings	261	241
Accumulated other comprehensive income (loss)	(82)	(56)
Treasury stock-common stock, at cost, 18,844,614 and 18,844,614 shares, respectively	(722)	(722)
Total Stockholders’ Equity	861	789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,569	$2,289

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares and per share amounts)

							Accumulated
			Class B		Additional		other
	Common stock		common stock		paid-in	Retained	comprehensive	Treasury stock
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2019	138,698,307	$—	12,799,999	$—	$1,150	$681	$(63)	(14,116,534)	$(607)	$1,161
Net income (loss)						(289)				(289)
Cumulative effect adjustment from adoption of new accounting guidance						(3)				(3)
Other comprehensive income (loss), net of tax							29			29
Issuance of common stock related to exercise of options and vesting of RSUs	2,076,914	—			—					—
Repurchase of common stock (Note 15)								(4,707,450)	(115)	(115)
Withholding taxes on net share settlements of equity awards					(21)					(21)
Stock-based compensation (Note 14)					124					124
Other								(20,630)	—	—
Balance as of December 31, 2020	140,775,221	$—	12,799,999	$—	$1,253	$389	$(34)	(18,844,614)	$(722)	$886
Net income (loss)						(148)				(148)
Other comprehensive income (loss), net of tax							(22)			(22)
Issuance of common stock related to exercise of options and vesting of RSUs	3,881,428	—			8					8
Purchase of capped calls, net of tax of $9 million (Note 9)					(26)					(26)
Withholding taxes on net share settlements of equity awards					(44)					(44)
Stock-based compensation (Note 14)					135					135
Balance as of December 31, 2021	144,656,649	$—	12,799,999	$—	$1,326	$241	$(56)	(18,844,614)	$(722)	$789
Net income (loss)						20				20
Other comprehensive income (loss), net of tax							(26)			(26)
Issuance of common stock related to exercise of options and vesting of RSUs	2,234,889	—			—					—
Withholding taxes on net share settlements of equity awards					(20)					(20)
Stock-based compensation (Note 14)					98					98
Balance as of December 31, 2022	146,891,538	$—	12,799,999	$—	$1,404	$261	$(82)	(18,844,614)	$(722)	$861

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$20	$(148)	$(289)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	97	111	125
Stock-based compensation expense (Note 14)	88	120	109
Deferred income tax expense (benefit) (Note 11)	(19)	(44)	(1)
Provision for expected credit losses (Note 2)	6	3	17
Impairment of goodwill (Note 7)	—	—	3
Loss on sale/disposal of business (Note 17)	—	—	6
Other, net	7	19	11
Changes in operating assets and liabilities, net of effects from acquisitions and other investments:
Accounts receivable and contract assets, prepaid expenses and other assets	(87)	(73)	92
Accounts payable, accrued expenses and other liabilities	72	30	(28)
Deferred merchant payables	99	81	(124)
Income tax receivables/payables, net	107	1	(81)
Deferred revenue	10	8	(34)
Net cash provided by (used in) operating activities	400	108	(194)
Investing activities:
Capital expenditures, including capitalized website development	(56)	(54)	(55)
Acquisitions and other investments, net of cash acquired	—	—	(4)
Other investing activities, net	4	—	3
Net cash provided by (used in) investing activities	(52)	(54)	(56)
Financing activities:
Repurchase of common stock (Note 15)	—	—	(115)
Proceeds from issuance of 2026 Senior Notes, net of financing costs (Note 9)	—	340	—
Purchase of capped calls in connection with 2026 Senior Notes (Note 9)	—	(35)	—
Proceeds from issuance of 2025 Senior Notes (Note 9)	—	—	500
Payment of financing costs for the issuance of 2025 Senior Notes (Note 9)	—	—	(10)
Proceeds from Credit Facility (Note 9)	—	—	700
Payment of financing costs related to Credit Facility (Note 9)	—	—	(7)
Payments to Credit Facility (Note 9)	—	—	(700)
Proceeds from exercise of stock options (Note 14)	—	8	—
Payment of withholding taxes on net share settlements of equity awards	(20)	(44)	(21)
Payments of finance lease obligation and other financing activities, net (Note 6)	(7)	(6)	(6)
Net cash provided by (used in) financing activities	(27)	263	341
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(23)	(12)	8
Net increase (decrease) in cash, cash equivalents and restricted cash	298	305	99
Cash, cash equivalents and restricted cash at beginning of period	723	418	319
Cash, cash equivalents and restricted cash at end of period	$1,021	$723	$418
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes, net of refunds	$(40)	$5	$3
Cash paid during the period for interest	$40	$43	$13
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation capitalized website development costs (Note 14)	$10	$13	$15

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BUSINESS DESCRIPTION

We refer to Tripadvisor, Inc. and our wholly-owned subsidiaries as “Tripadvisor,” “Tripadvisor group,” “the Company,” “us,” “we” and “our” in these notes to the consolidated financial statements.

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

As a result of these transactions, and as of December 31, 2022, LTRIP beneficially owned approximately 16.4 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute nearly 13% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own nearly 21% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 56% of our voting power.

Description of Business

The Tripadvisor group operates as a family of brands with a purpose of connecting people to experiences worth sharing. Our vision is to be the world’s most trusted source for travel and experiences. The Company operates across three reportable segments: Tripadvisor Core, Viator, and TheFork. We leverage our brands, technology platforms, and capabilities to connect our large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

Tripadvisor Core’s purpose is to empower everyone to be a better traveler by serving as the world’s most trusted and essential travel guidance platform. The Tripadvisor brand offers travelers and experience seekers an online global platform for travelers to discover, generate, and share authentic user-generated content (“UGC”) in the form of ratings and reviews for destinations, points-of-interest (“POIs”), experiences, accommodations, restaurants, and cruises in over 40 countries and over 20 languages across the world. As of December 31, 2022, Tripadvisor offered more than 1 billion user-generated ratings and reviews on nearly 8 million experiences, accommodations, restaurants, airlines, and cruises.

Viator enables travelers to discover and book iconic, unique and memorable experiences from experience operators around the globe. Our online marketplace is comprehensive, connecting travelers to bookable tours, activities and attractions—consisting of over 300,000 experiences from more than 50,000 operators as of December 31, 2022.

TheFork provides an online marketplace that enables diners to discover and book online reservations at more than 55,000 restaurants in 12 countries, as of December 31, 2022, across the UK, western and central Europe, and Australia.

Risks and Uncertainties

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic. COVID-19 caused material and adverse declines in consumer demand within the travel, hospitality, restaurant, and leisure industry. The pandemic’s proliferation, concurrent with travel bans, varying levels of governmental restrictions and mandates globally to limit the spread of the virus, dampened consumer demand for our products and services, and impacted consumer sentiment and discretionary spending patterns. Consequently, the COVID-19 pandemic adversely and materially affected our business, results of operations, liquidity and financial condition during the years ended December 31, 2021 and 2020. In 2022, we generally experienced a travel demand recovery fueled by the continued easing of government restrictions globally and increased consumer travel demand.

During the year ended December 31, 2020, in response to the COVID-19 pandemic, we took several steps to further strengthen our financial position and balance sheet including but not limited to, restructuring activities, primarily by significantly reducing our ongoing operating expenses and headcount. During the year ended December 31, 2020, the Company incurred total restructuring and other related reorganization costs of $41 million which consisted of employee severance and related benefits. In addition, in order to maintain financial liquidity and flexibility during this time period, the Company (i) borrowed $700 million from our Credit Facility in the first quarter of 2020 (subsequently repaid during the third quarter of 2020); (ii) amended our Credit Agreement, which included short-term financial covenant relief and the extension of the maturity date from May 12, 2022 to May 12, 2024; and (iii) raised additional financing through the issuance of $500 million in Senior Notes by the Company in July 2020, all which are described in more detail in “Note 9: Debt”.

We may continue to be subject to risks and uncertainties related to the COVID-19 pandemic. We believe the travel, leisure, hospitality, and restaurant industries, and our financial results, would be adversely and materially affected upon a resurgence of existing COVID-19 variants (e.g., Delta, Omicron, and BA.5) or if new variants emerge, which result in reinstated travel bans and/or other government restrictions and mandates, all of which would likely negatively impact consumer demand, sentiment and discretionary spending patterns.

Additionally, other distinct health-related events, political instability, geopolitical conflicts, acts of terrorism, fluctuations in currency values, changes in global economic conditions, including the impact of a potential U.S. recession, and increased inflation, are examples of other events that could have a negative impact on the travel industry, and as a result, our financial results in the future.

Seasonality

Consumers' travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative.

Certain factors may impact our typical seasonal fluctuations, which may include any significant shifts in our business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, the negative impact to our business from COVID-19 materially affected our historical trends at varying levels during the years ended December 31, 2021 and 2020, while these trends significantly improved during the year ended December 31, 2022, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include Tripadvisor, our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. All inter-company accounts and transactions have been eliminated in consolidation. Additionally, certain prior period amounts may have been reclassified for comparability with the current period presentation, none of which were material. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We believe that the assumptions underlying our consolidated financial statements are reasonable. However, these consolidated financial statements do not present our future financial position, or the results of our future operations and cash flows.

One of our subsidiaries that operates in China has variable interests in affiliated entities in China in order to comply with Chinese laws and regulations, which restrict foreign investment in internet content provision businesses. Although we do not own the capital stock of these Chinese affiliates, we consolidate their results as we are the primary beneficiary of the cash losses or profits of these variable interest affiliates and have the power to direct the activity of these affiliates. Our variable interest entities’ financial results were not material for all periods presented. Investments in entities in which we do not have a controlling financial interest are accounted for under the equity method, the fair value option, as available-for-sale securities, or at cost adjusted for observable price changes and impairments, as appropriate.

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimate underlying our consolidated financial statements is accounting for income taxes. Refer to our accounting policy for income taxes disclosed below and "Note 11: Income Taxes" for information regarding our significant income tax estimates.

Revenue Recognition

Refer to “Note 3: Revenue Recognition” for a discussion about our revenue recognition policies and other financial disclosures.

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

Advertising costs

We incur advertising costs, consisting of online advertising expense, primarily SEM and other online traffic costs, and offline advertising costs, including television, to promote our brands. We expense the costs associated with communicating the advertisements in the period in which the advertisement takes place. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. For the years ended December 31, 2022, 2021 and 2020, we recorded advertising expense of $572 million, $282 million, and $118 million, respectively, in selling and marketing expense on our consolidated statements of operations. We include prepaid advertising expenses in prepaid expenses and other current assets on our consolidated balance sheet, which was not material as of December 31, 2022 and 2021.

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

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs, including personnel engaged in leadership, finance, legal, and human resources, as well as stock-based compensation expense for those same personnel. General and administrative costs also include professional service fees and other fees including audit, legal, tax and accounting, and other operating costs including bad debt expense, non-income taxes, such as sales, use, digital services, and other non-income related taxes.

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

Performance-Based Awards. Performance-based stock options and RSUs vest upon achievement of certain company-based performance conditions and a requisite service period. On the date of grant, the fair value of a performance-based award is calculated using the same method as our service based stock options and RSUs described above. We then assess whether it is probable that the individual performance targets would be achieved. If assessed as probable, compensation expense will be recorded for these awards over the estimated performance period. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

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

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. The Company accounts for forfeitures in the period in which they occur, rather than estimating expected forfeitures.

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

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

Our cash consists of bank deposits held in global financial institutions. Our cash equivalents generally consist of highly liquid investments, generally including money market funds, available on demand cash deposits, term deposits, and marketable securities, with maturities of 90 days or less at the date of purchase.

For all periods presented, our restricted cash, which primarily consists of escrowed security deposits, was not material and is included in prepaid expenses and other current assets on our consolidated balance sheet.

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

The Company's investment portfolio at any point in time may contain various investments, including, in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, overnight demand deposits, and money market funds. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the expected credit loss risk by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of December 31, 2022 and 2021, the Company had no available-for-sale securities.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recognized when the right to consideration becomes unconditional and are recorded net of an allowance for credit losses. We record accounts receivable at the invoiced amount. Our customer invoices are generally due 30 days from the time of invoicing. The Company uses the “expected credit loss” methodology, allowed under GAAP, in estimating its allowance for credit losses. We apply the “expected credit loss” methodology by first assessing our historical losses based on credit sales and then adding in an assessment of expected changes in the foreseeable future, whether positive or negative, to the Company’s ability to collect its outstanding accounts receivables, or the expectation for future losses. The Company develops its expectation for future losses by assessing the profiles of its customers using their historical payment patterns, any known changes to those customers’ ability to fulfill their payment obligations, and assessing broader economic conditions that may impact our customers’ ability to pay their obligations. Where appropriate, the Company performs this analysis using a portfolio approach. Portfolios comprise customers with similar characteristics and payment history, and we have concluded that the aggregation of these customers into various portfolios does not produce a result that is materially different from considering the affected customers individually. Customers are assigned internal credit ratings, as determined by the Company, based on our collection profiles. Customers whose outstanding obligations are less likely to experience a credit loss are assigned a higher internal credit rating, and those customers whose outstanding obligations are more likely to experience a credit loss are assigned a lower credit rating. We recognize a greater credit loss allowance on the accounts receivable due from those customers in the lower credit tranche, as determined by the Company. When the Company becomes aware of facts and circumstances affecting an individual customer, it also takes that specific customer information into account as part of its calculation of expected credit losses.

The Company's exposure to credit losses may increase if our customers are adversely affected by changes in macroeconomic pressures or uncertainty associated with local or global economic recessions, or other customer-specific factors.

The following table presents the changes in our allowance for credit losses for the periods presented:

	December 31,
	2022	2021	2020
	(in millions)
Allowance for credit losses:
Balance, beginning of period	$28	$33	$25
Provision charged to expense	6	3	17
Write-offs, net of recoveries and other adjustments	(6)	(8)	(9)
Balance, end of period	$28	$28	$33

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

Leases

We lease office space in a number of countries around the world, generally under non-cancelable operating lease agreements. Our Headquarters Lease is our most significant office space lease and is accounted for as a finance lease under GAAP. The Company has also entered into data center and certain equipment leases, such as network equipment and other leases, which are not material to our consolidated financial statements. Refer to “Note 6: Leases” for a discussion of our lease accounting policy and other required financial disclosures.

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

Non-marketable equity investments that are not accounted for under the equity method and that do not have a readily determinable fair value are accounted for under the measurement alternative, allowed under GAAP. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments are determined primarily based on a market approach as of the transaction date. We classify our non-marketable equity investments as long-term assets on our consolidated balance sheet as those investments do not have stated contractual maturity dates.

On a quarterly basis, we perform a qualitative assessment considering impairment indicators, if any, to evaluate whether these investments are impaired. Qualitative factors considered include industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, we prepare a quantitative assessment of the fair value of our equity investments, which may include using both the market and income approaches which require judgment and the use of estimates, including discount rates, investee revenues and costs, and available comparable market data of private and public companies, among others. When our assessment indicates that an impairment exists, we measure our non-marketable equity investments at fair value.

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

The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the evaluation of goodwill for impairment, we generally first perform a qualitative assessment to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that the estimated fair value of the reporting unit is less than the carrying amount. Periodically, we may choose to forgo the initial qualitative assessment and proceed directly to a quantitative analysis to assist in our annual evaluation. When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, including, but not limited to the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments from the date of acquisition or to establish an updated baseline quantitative analysis, and other performance and market indicators. During a qualitative assessment, if we determine that it is not more likely than not that the implied fair value of the goodwill is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the goodwill is less than its carrying amount, we then perform a quantitative assessment and compare the estimated fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, the goodwill impairment is measured using the difference between the carrying value and the fair value of the reporting unit; however, any loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

In determining the estimated fair values of reporting units in a quantitative goodwill impairment test, we generally use a blend, of the following recognized valuation methods: the income approach (i.e. discounted cash flows model) and the market valuation approach, which we believe compensates for the inherent risks of using either model on a stand-alone basis. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: weighted average cost of capital; long-term rate of growth and profitability of the reporting unit; income tax rates and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison to comparable publicly traded firms in similar lines of business and other precedent transactions. Our significant estimates in the market valuation approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and/or income multiples in estimating the fair value of the reporting units. Valuations are performed by management or third-party valuation specialists under management's supervision, where appropriate. We believe that the estimated fair values assigned to our reporting units in impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. The use of substantially different assumptions, estimates or judgments could trigger the need for an impairment charge, or materially increase or decrease the amount of any such impairment charge.

During the second quarter of 2022, subsequent to our annual impairment test in the fourth quarter of 2021, the composition of our reportable segments was changed, as discussed in “Note 19: Segment and Geographic Information.” Following the change in reportable segments, our new reporting units for the purposes of goodwill impairment testing are as follows: (1) Tripadvisor Core, (2) Viator (formerly Experiences), and (3) TheFork. The Tripadvisor Core reporting unit includes the operations of the following legacy reporting units (including the carrying value of their related goodwill): Hotels, Media & Platform, Rentals, Flights & Car, Cruises, and Tripadvisor Restaurants. As a result of this reporting unit change, we performed a qualitative assessment on our legacy reporting units prior to operationalizing the new segment reporting structure and determined that it was more likely than not that the fair value of all legacy reporting units was greater than the carrying value, which is consistent with our conclusion reached in the fourth quarter of 2021. We then performed a goodwill impairment test for each of the three new reporting units (Tripadvisor Core, Viator, and TheFork) upon the change in reportable segments using a quantitative assessment. We concluded the estimated fair values were significantly in excess of the carrying values for these reporting units, and therefore, no indications of impairment were identified as a result of these changes in the second quarter of 2022.

During the Company's annual goodwill impairment test in the fourth quarter of 2022, a qualitative assessment was performed for all our reporting units. We determined that it was not more likely than not that the fair value of any reporting unit was less than its carrying value, and, accordingly, no impairment charges were recorded during the year ended December 31, 2022. As part of the qualitative assessment for our annual 2022 goodwill impairment analysis of our reporting units, the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) evaluation of current and future forecasted financial results of the reporting units, (f) comparison of our current financial performance to historical and budgeted results of the reporting units, (g) change in excess of the Company’s market capitalization over its book value, (h) changes in estimates, valuation inputs, and/or assumptions since the last quantitative analysis of the reporting units during the second quarter of 2022, (i) changes in the regulatory environment, (j) changes in strategic outlook or organizational structure and leadership of the reporting units; and (k) other relevant factors, and how these factors might impact specific performance in future periods.

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

Intangible assets that have indefinite lives are not amortized and are tested for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Similar to the qualitative assessment for goodwill, we may assess qualitative factors to determine if it is more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount, we compare the implied fair value of the indefinite-lived asset with its carrying amount. If the carrying amount of an individual indefinite-lived intangible asset exceeds its implied fair value, the individual asset's carrying value is written down by an amount equal to such excess. The assessment of qualitative factors is optional and at our discretion. We may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and resume performing the qualitative assessment in any subsequent period. We base our quantitative measurement of fair value of indefinite-lived intangible assets, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate future revenues, the appropriate royalty rate and the weighted average cost of capital, however, such assumptions are inherently uncertain and actual results could differ from those estimates. The use of significantly different assumptions, estimates or judgments could trigger the need for an impairment charge, or materially increase or decrease the amount of any such impairment charge.

Impairment of Long-Lived Assets

We periodically review the carrying amount of our definite-lived intangible assets and other long-term assets, including property and equipment, net and operating lease right-of-use assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. The Company’s impairment evaluation is performed at the asset group level or the lowest level for which identified cash flows are largely independent, which the Company has defined as the reporting unit level. If such facts indicate a potential impairment, we assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset of the group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows, using an appropriate discount rate. Any impairment would be measured by the amount that the carrying values, of such asset groups, exceed their fair value and would be included in operating income (loss) on the consolidated statement of operations. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. We have not identified any circumstances that would warrant an impairment charge for any recorded definite-lived intangibles or other long-term assets on our consolidated balance sheets at December 31, 2022 or 2021.

Deferred Merchant Payables

In our experiences and rentals free-to-list offerings, we receive payment from travelers at the time of booking or prior to the experience date, and we record these amounts, net of our commissions, on our consolidated balance sheet as deferred merchant payables. We pay the operators, generally the third-party experience providers and vacation rental owners, after the travelers’ use. Therefore, we receive payment from the traveler prior to paying the operator and this operating cycle represents a working capital source or use of cash to us. Our deferred merchant payables balance was $203 million and $113 million at December 31, 2022 and 2021, respectively, on our consolidated balance sheets. The increase in our deferred merchant payables during the year ended December 31, 2022 was primarily due to increased consumer demand for travel industry related services, combined with the easing of government travel restrictions put in place due to COVID-19.

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

In addition, our subsidiaries also engage in transactions in currencies other than its functional currency. Transactions denominated in currencies other than the functional currency are recorded based on foreign currency exchange rates at the time such transactions arise. Subsequent changes in foreign currency exchange rates result in transaction gains and losses which are reflected in our consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. Accordingly, we have recorded net foreign currency exchange losses of $5 million and $4 million for the years ended December 31, 2022 and 2021, respectively, and a net foreign currency exchange gain of $5 million for the year ended December 31, 2020, in other income (expense), net on our consolidated statements of operations. These amounts also include transaction gains and losses, both realized and unrealized from forward contracts.

Derivative Financial Instruments

We account for derivative instruments that do not qualify for hedge accounting as either assets or liabilities and carry them at fair value, with any subsequent adjustments to fair value recorded in other income (expense), net on our consolidated statements of operations. Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in foreign currency exchange rates reported in other income (expense), net on our consolidated statements of operations. In certain circumstances, we enter into forward contracts to reduce, to the extent practical, our potential exposure to the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not expected to be significant due to the short-term nature of the contracts, which to date, have typically had maturities at inception of 90 days or less. The net cash received or paid related to our derivative instruments are classified in other investing activities in our consolidated statements of cash flows. Counterparties to forward contracts consist of major international financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We did not enter into any cash flow, fair value or net investment hedges during the years ended December 31, 2022, 2021 or 2020. Refer to “Note 4: Financial Instruments and Fair Value Measurements” for additional information on derivatives.

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

Debt Issuance Costs

We defer costs we incur to issue debt, which are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, and amortize these costs using the effective interest rate method to interest expense over the term of the debt. We also defer costs we incur to enter into a credit facility or to amend our existing revolving credit facility, which are presented in the balance sheet as a long-term asset, and amortize these costs using the effective interest rate method to interest expense over the term of the credit facility.

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations, including a concentration related to dependence on our relationships with our customers. For the years ended December 31, 2022, 2021 and 2020 our two most significant travel partners, Expedia (and its subsidiaries) and Booking (and its subsidiaries), each accounted for 10% or more of our consolidated revenue and together accounted for approximately 35%, 34% and 25%, respectively, of our consolidated revenue, with nearly all of this revenue concentrated in our Tripadvisor Core segment. Additionally, our business is dependent on relationships with third-party service operators that we rely on to fulfill service obligations to our customers where the Company is the merchant of record, such as our experience providers and vacation rental owners. However, no one operator’s inventory resulted in more than 10% of our revenue on a consolidated basis or at a reportable segment level in any period presented. Refer to “Note 3: Revenue Recognition” and “Note 19: Segment and Geographic Information” for information regarding concentrations related to geographic and product revenues, respectively. As of December 31, 2022 and 2021, Expedia accounted for approximately 19% and 10%, respectively, of our total accounts receivable and contract assets. Our overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

Financial instruments, which potentially subject us to concentration of credit risk, generally consist, at any point in time, of cash and cash equivalents, corporate debt securities, forward contracts, capped calls, and accounts receivable. We maintain cash balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits in the U.S. and similar programs outside the U.S. Our cash is generally composed of available on demand bank deposits or term deposits with major global financial institutions primarily denominated in U.S. dollars, and to a lesser extent Euros, British pounds, and Australian dollars. We may invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Forward contracts and capped calls are transacted with major international financial institutions with high credit standings. Forward contracts, which, to date, have typically had maturities of less than 90 days, also mitigates risk.

Contingent Liabilities

Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statement of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. Significant judgment may be required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

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

Earnings Per Share (“EPS”)

Refer to “Note 16: Earnings Per Share” for a discussion as to how we compute Basic EPS and Diluted EPS.

Recently Adopted Accounting Pronouncements

As of December 31, 2022, there are no recently issued accounting standards which are expected to have a material impact on the Company’s financial statements or disclosures.

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

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the years ended December 31, 2022, 2021 and 2020 related to performance obligations satisfied in prior periods, respectively. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. The Company expects to complete its performance obligations within one year from the initial transaction date. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. Although the substantial majority of our contract costs have an amortization period of less than one year, we have determined contract costs arising from certain sales incentives have an amortization period in excess of one year given the high likelihood of contract renewal. Sales incentives are not paid upon renewal of these contracts and therefore are not commensurate with the initial sales incentive costs. As of both December 31, 2022 and 2021, there were $4 million of unamortized contract costs in other long-term assets on our consolidated balance sheet. We amortize these contract costs on a straight-line basis over the estimated customer life, which is based on historical customer retention rates. Amortization expense recorded to selling and marketing expense on our consolidated statements of operations during each of the years ended December 31, 2022, 2021 and 2020, was $1 million. We assess such asset for impairment when events or circumstances indicate that the carrying amount may not be recoverable. No impairments were recognized during the years ended December 31, 2022, 2021 and 2020.

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

The application of our revenue recognition policies and a description of our principal activities, organized by reportable segment, from which we generate our revenue, are presented below.

Tripadvisor Core Segment

Tripadvisor-branded Hotels Revenue. Our largest source of Tripadvisor Core segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which we refer to as our hotel meta (formerly referred to as hotel auction) revenue, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly online travel agencies, or OTAs, and hotels. Click-based advertising is generally priced on a cost-per-click, or “CPC” basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, where the travel partner bids for rates and availability to be listed on our platform. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on the link to that travel partner’s websites. Bids can be submitted periodically – as often as daily – on a property-by-property basis. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners on a monthly basis consistent with the timing of the service. We also generate revenue from our cost-per-action, or “CPA” model, which consists of contextually-relevant booking links to our travel partners’ websites which are advertised on our platform. We earn a commission from our travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers and we act as an agent under GAAP. Our performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as we have no post-booking service obligations. We recognize this revenue net of an estimate of the impact of cancellations, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable upon the completion of a traveler's stay. CPA revenue is generally billed to our travel partners monthly for traveler stays completed in that month.

In addition, we offer business-to-business (“B2B”) solutions to hotels, including subscription-based advertising to hotels, owners of B&Bs, and other specialty lodging properties. Our performance obligation is generally to enable subscribers to advertise their businesses on our platform, as well as to manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period. Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue initially on our consolidated balance sheet for the amount of prepayment in excess of revenue recognized, until the performance obligation is satisfied. To a lesser extent, we offer travel partners the opportunity to advertise and promote their business through hotel sponsored placements on our platform. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that our travel partners pay are generally based on bids submitted as part of an auction by our travel partners. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on a link to our travel partner’s websites. Bids may be submitted periodically – as often as daily – on a property-by-property basis. We record this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as our performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to our travel partners monthly, consistent with the timing of the service.

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

Tripadvisor Experiences and Dining Revenue. We generate revenue from our experiences and restaurant service offerings on Tripadvisor-branded websites and mobile apps. Tripadvisor receives intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings, on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis. The performance obligations, timing of customer payments for our experiences and dining transactions, and methods of revenue recognition are consistent with the Viator and TheFork segments, as described below. In addition, Tripadvisor restaurant service offerings, or B2B restaurants offering, generate subscription fees for subscription-based advertising to our restaurant partners that allow restaurants to manage and promote their website URL, email address, phone number, special offers and other information related to their business, as well as access to certain online reservation management services, marketing analytic tools, and menu syndication services. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue initially on our consolidated balance sheet for the amount of prepayment in excess of revenue recognized, until the performance obligation is satisfied. In addition, we offer restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on our platform. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of clicks by consumers on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for media advertising placements agreed to by our restaurant partners are based on a pre-determined contractual rate. We record this click-based advertising revenue as the click occurs and diner leads are sent to the restaurant partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our restaurant partners monthly, consistent with the timing of the service.

Other Revenue. We also offer travelers alternative accommodations rentals (formerly referred to as vacation rentals), cruises, flights, and rental cars solutions on our platforms which complement our end-to-end travel experience. Our alternative accommodation rentals offering provides information and services that allow travelers to research and book vacation and short-term rental properties, including full homes, condominiums, villas, beach properties, cabins and cottages. Our alternative accommodation rentals offering primarily generates revenue by offering individual property owners and managers the ability to list their properties on our platform thereby connecting with travelers through a free-to-list, commission-based option. These properties are listed on our Tripadvisor-branded websites and mobile apps, and Tripadvisor's portfolio of travel media brands, including, www.flipkey.com, www.holidaylettings.co.uk, www.niumba.com, and www.vacationhomerentals.com. We earn commissions associated with rental transactions through our free-to-list model from both the traveler and the property owner or manager. We provide post-booking service to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. We act as an agent in the transactions, under GAAP, as we do not control any properties before the property owner provides the accommodation to the traveler and do not have inventory risk. We generally collect payment from the traveler at the time of booking, representing the amount due to the property owner or manager, as well as our commission. That portion of the payment representing our commission is recorded as deferred revenue on our consolidated balance sheet until revenue is recognized, and that portion of the payment representing the amount due to the property owner is recorded as a deferred merchant payable on our consolidated balance sheet until payment is made to the property owner after the completion of the rental.

In addition, Other Revenue includes revenue generated from cruises, flights, and rental cars offerings on Tripadvisor-branded websites and mobile apps and Tripadvisor’s portfolio of brands, which primarily includes click-based advertising and display-based advertising revenue. The performance obligations, timing of customer payments for these offerings, and methods of revenue recognition are generally consistent with click-based advertising and display-based advertising revenue, as described above.

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

We work with local tour, activities, and experience operators (“operators”) to provide travelers (“customers”) the ability to book tours, activities and attractions (the “experience”) in destinations worldwide. We generate commissions for each booking transaction we facilitate through our online reservation system, in exchange for certain activities, including the use of the Company’s booking platform, post-booking customer support (24/7) until the time of the experience and payment processing activities as the merchant of record, which is the completion of the performance obligation. These activities are not distinct from each other and are not separate performance obligations. As a result, the Company’s single performance obligation is to facilitate an experience, which is complete upon the time the experience occurs, and when revenue is recognized. We do not control the experience or have inventory risk before the operator provides the experience to our customer and therefore act as agent for substantially all of these transactions under GAAP.

We collect payment from the customer prior to the experience occurring, which includes both our commission and the amount due to the operator. We record our commissions as deferred revenue on our consolidated balance sheet when payment is received, including amounts which are refundable subject to cancellation, until the experience occurs when revenue is recognized. The amount due to the operator is recorded as a deferred merchant payable on our consolidated balance sheet until completion of the experience, after which payment is made to the operator.

To a much lesser extent, we earn commissions from third-party distribution partners, in this case the customers, who display and promote on their websites the operator experiences available on our platform to generate bookings. In these transactions, we are not the merchant of record, and we generally invoice and receive commissions directly from the third-party distribution partners. Our performance obligation is to allow the third-party distribution partners to display and promote on their website experiences, offered by operators who utilize our platform, and we earn a commission when travelers book and complete an experience on the third-party distribution partner website. We do not control the service or have inventory risk, and therefore act as an agent for these transactions under GAAP. We receive payment prior to the experience date in the majority of these transactions and make payments to the operators after the experience is complete. Our performance obligation is complete, and revenue is recognized at the time of the booking, as we have no post-booking obligations to the customer. We recognize this revenue net of an estimate of the impact of cancellations, which is not material, using historical cancellation rates and current trends. Contract assets are recognized for commissions that are contractually billable contingent upon completion of the experience.

TheFork Segment

We provide information and services for consumers to research and book restaurants through our dedicated online restaurant reservations platform, TheFork. We primarily generate transaction fees (or per seated diner fees) that are paid by our restaurant customers for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by our restaurant customers. We invoice restaurants monthly for transaction fees. To a lesser extent, we also generate subscription fees for providing access to certain online reservation management services, marketing analytic tools, and menu syndication services. Our performance obligation is to provide restaurants with access to these services over the subscription period, which generally is one-month, and we recognize revenue once our performance obligation is met and invoice restaurants monthly for these subscription services.

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

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective under GAAP, which is to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 19: Segment and Geographic Information” our business consists of three reportable segments – (1) Tripadvisor Core; (2) Viator; and (3) TheFork. A reconciliation of disaggregated revenue to reportable segment revenue is included below.

	Year ended December 31,
	2022	2021	2020
Major products/revenue sources (1):	(in millions)
Tripadvisor Core
Tripadvisor-branded hotels	$650	$451	$292
Tripadvisor-branded display and platform	130	98	69
Tripadvisor experiences and dining (2)	134	70	65
Other	52	46	57
Total Tripadvisor Core	966	665	483

Viator	493	184	55
TheFork	126	85	86
Intersegment eliminations (2)	(93)	(32)	(20)
Total Revenue	$1,492	$902	$604
(1)
Our revenue is recognized primarily at a point in time for all reported segments.
(2)
Tripadvisor experiences and dining revenue within the Tripadvisor Core segment are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 19: Segment and Geographic Information” for a discussion of intersegment revenue for all periods presented.

Contract Balances

The following table provides information about the opening and closing balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers (in millions):

	December 31, 2022	December 31, 2021
Accounts receivable	$173	$105
Contract assets	32	37
Total	$205	$142

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

During the year ended December 31, 2021, bad debt expense recorded to our allowance for expected credit losses on accounts receivable and contract assets decreased by $14 million, when compared to the same period in 2020, primarily due to improved collection trends with our customers driven by the ongoing travel industry recovery from COVID-19 during that year.

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet. As of January 1, 2022 and 2021, we had $36 million and $28 million, respectively, recorded as deferred revenue on our consolidated balance sheets, of which $34 million and $23 million, respectively, was recognized in revenue and $2 million and $4 million was refunded due to cancellations by travelers during the years ended December 31, 2022 and 2021, respectively. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations. There were no significant changes in contract assets or deferred revenue during the years ended December 31, 2022 and 2021 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

NOTE 4: FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Cash, Cash Equivalents and Marketable Securities

As of December 31, 2022 and 2021, we had $1.0 billion and $723 million of cash and cash equivalents, respectively, which consisted of available on demand cash deposits and term deposits with maturities of 90 days or less at the date of purchase, in each case, with major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of December 31, 2022 and 2021, respectively, and there were no purchases or sales of any marketable securities during the years ended December 31, 2022, 2021 and 2020.

The following table shows our cash equivalents, which are measured at fair value on a recurring basis and categorized using the fair value hierarchy, as well as their classification on our consolidated balance sheet as of December 31, 2022 (in millions):

	Amortized Cost	Fair Value (1)	Cash Equivalents
Level 2:
Term deposits	$200	$200	$200
Total	$200	$200	$200
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

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows for the Euro versus the U.S. Dollar. For the periods ended December 31, 2022, 2021 and 2020, respectively, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts were carried at fair value on our consolidated balance sheets at December 31, 2022 and 2021. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our forward contracts in other income (expense), net on our consolidated statement of operations. We recorded a net gain of $4 million, $2 million, and $1 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to our forward contracts.

The following table shows the net notional principal amounts of our outstanding derivative instruments for the periods presented:

	December 31, 2022	December 31, 2021
	(in millions)
Foreign currency exchange-forward contracts (1)(2)	$18	$9

(1)
Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.

(2)
The fair value of our outstanding derivatives as of December 31, 2022 and 2021, respectively, was not material. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the consolidated balance sheet.

Other Financial Assets and Liabilities

As of December 31, 2022 and 2021, financial instruments not measured at fair value on a recurring basis including accounts payable, accrued expenses and other current liabilities, and deferred merchant bookings, were carried at cost on our consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable and contract assets, on our consolidated balance sheets, as well as certain other financial assets, were measured at amortized cost and are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected.

The following table shows the aggregate principal and fair value amount of our outstanding 2025 Senior Notes and 2026 Senior Notes as of the periods presented, which are classified as long-term debt on our consolidated balance sheets, and considered Level 2 fair value measurements. Refer to “Note 9: Debt” for additional information related to our 2025 Senior Notes and 2026 Senior Notes.

	December 31, 2022	December 31, 2021
	(in millions)
2025 Senior Notes
Aggregate principal amount	$500	$500
Carrying value amount (1)	495	493
Fair value amount (2)	498	531

2026 Senior Notes
Aggregate principal amount	$345	$345
Carrying value amount (3)	341	340
Fair value amount (2)	281	305
(1)
Net of $5 million and $7 million of unamortized debt issuance costs as of December 31, 2022 and 2021, respectively.
(2)
We estimate the fair value of our outstanding 2025 Senior Notes and 2026 Senior Notes based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.
(3)
Net of $4 million and $5 million of unamortized debt issuance costs as of December 31, 2022 and 2021, respectively.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs at both December 31, 2022 and 2021.

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

The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of this minority investment was $32 million and $34 million as of December 31, 2022 and 2021, respectively, and is included in non-marketable investments on our consolidated balance sheets. During the years ended December 31, 2022, 2021 and 2020, we recognized $2 million, $3 million and $3 million, respectively, representing our share of the investee’s net loss in other income (expenses), net within the consolidated statements of operations. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. Due to ongoing operating losses, primarily due to the ongoing negative impact of COVID-19 in China, we performed a qualitative assessment to evaluate whether this equity investment is impaired as of December 31, 2022. During the years ended December 31, 2022, 2021 and 2020, respectively, we did not record any impairment loss on this equity investment. The remaining deferred income liability of $31 million is presented in accrued expenses and other current liabilities and other long-term liabilities on our consolidated balance sheet of $3 million and $28 million, respectively, as of December 31, 2022.

During the year ended December 31, 2020, the Company entered into various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements with the equity method investee are considered related-party transactions, and were not material for the years ended December 31, 2022, 2021 and 2020, respectively.

Other Equity Investments

We also hold a minority investment in equity securities of a privately-held company, which is at an early stage of development and does not have a readily determinable fair value. As of both December 31, 2022 and 2021, the total carrying value of this investment was $2 million, and included in non-marketable investments on our consolidated balance sheets.

Our policy is to measure this equity investment at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators, if any, to evaluate whether this investment is impaired and monitor for any observable price changes. During the years ended December 31, 2022, 2021 and 2020, we did not record any impairment loss on this equity investment or note any observable price change indicators.

Other Long-Term Assets

In June 2020, the Company was issued collateralized notes (the “Notes Receivable”) with a total principal amount of $20 million from a privately-held company, in exchange for an existing equity investment held in the investee by the Company, and other-long term receivables, net, which the Company held due from the same investee. The Company has classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due in five years and remaining 50% due in 10 years from issuance date. The Company recorded a $5 million and $3 million allowance for credit losses under GAAP during the years ended December 31, 2021 and 2020, respectively, in other income (expense), net on the consolidated statement of operations, related to the Notes Receivable. As of both December 31, 2022 and 2021, the carrying value of the Notes Receivable was $9 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our consolidated balance sheet at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

Other non-financial assets, such as property and equipment, goodwill, intangible assets, and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements, if necessary, are based predominately on Level 3 inputs. Refer to “Note 5: Property and Equipment, Net”, “Note 6: Leases” and “Note 7: Goodwill and Intangibles Assets, Net” for additional information regarding those assets.

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following for the periods presented:

	December 31, 2022	December 31, 2021
	(in millions)
Capitalized website development	$445	$416
Finance lease right-of-use asset (Note 6)	114	114
Leasehold improvements	46	48
Computer equipment and purchased software	82	77
Furniture, office equipment and other	19	20
	706	675
Less: accumulated depreciation	(512)	(460)
Total	$194	$215

As of December 31, 2022 and 2021, the carrying value of our capitalized website development costs, net of accumulated amortization, was $91 million and $97 million, respectively. For the years ended December 31, 2022, 2021 and 2020, we capitalized $56 million, $55 million and $63 million, respectively, related to website development costs. For the years ended December 31, 2022, 2021 and 2020, we recorded amortization of capitalized website development costs of $61 million, $64 million and $67 million, respectively, which is included in depreciation expense on our consolidated statements of operations for those years. During the year ended December 31, 2022, we retired and subsequently disposed of certain capitalized website development projects, which were no longer in use and fully depreciated, with a total cost of $22 million.

NOTE 6: LEASES

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

Finance Leases

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

We lease approximately 280,000 square feet of office space for our corporate headquarters in Needham, Massachusetts (the “Headquarters Lease”). The Headquarters Lease has an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. Our Headquarters Lease is accounted for as a finance lease.

Operating Leases

Our office space leases, exclusive of our Headquarters Lease, are operating leases, which we lease an aggregate of approximately 400,000 square feet at approximately 30 locations across North America, Europe, Asia Pacific and South America, in cities such as New York, London, Sydney, Barcelona, Buenos Aires and Paris, primarily used as sales offices, subsidiary headquarters, and for international operations, pursuant to leases with various expiration dates, with the latest expiring in July 2027.

Operating lease ROU assets and liabilities are recognized at lease commencement date, or the date the lessor makes the leased asset available for use, based on the present value of lease payments over the lease term using the Company’s estimated incremental borrowing rate. ROU assets associated with operating leases comprise the initial lease liability, and are then adjusted for any prepaid or deferred rent payments, unamortized initial direct costs, and lease incentives received. Amortization expense for operating lease ROU assets and interest accretion on operating lease liabilities are recognized as a single operating lease cost in our consolidated statement of operations, which results effectively in recognition of rent expense on a straight-line basis over the lease period. The carrying amount of operating lease liabilities are (1) accreted to reflect interest using the incremental borrowing rate if the rate implicit in the lease is not readily determinable; and (2) reduced to reflect lease payments made during the period. We present the combination of both the amortization of operating lease ROU assets and the change in the operating lease liabilities in the same line item within the adjustments to reconcile net income (loss) to net cash provided by operating activities in our consolidated statement of cash flows. Lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. Certain of our operating leases include options to extend the lease terms for up to 6 years and/or terminate the leases within 1 year, which we include in our lease term if we are reasonably certain to exercise these options. Payments under our operating leases are primarily fixed, however, certain of our operating lease agreements include rental payments which are adjusted periodically for inflation. We recognize these costs as variable lease costs on our consolidated statement of operations, which were not material during the years ended December 31, 2022, 2021 and 2020. In addition, our short-term lease costs were not material in any period presented.

We also establish assets and liabilities at the present value of estimated future costs to return certain of our leased facilities to their original condition to satisfy any asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs and are included in other long-term liabilities on our consolidated balance sheet. Our asset retirement obligations were not material as of both December 31, 2022 and 2021.

Operating and finance lease assets and liabilities are included on our consolidated balance sheet as follows for the periods presented:

		December 31,	December 31,
	Presentation on Consolidated Balance Sheet	2022	2021
		(in millions)
Noncurrent Lease Assets:
Finance lease	Property and equipment, net	$76	$86
Operating lease	Operating lease right-of-use-assets	27	42
	Total lease assets	$103	$128

Current Lease Liabilities:
Finance lease	Accrued expenses and other current liabilities	$6	$6
Operating lease	Accrued expenses and other current liabilities	14	20
	Total current lease liabilities	20	26

Noncurrent Lease Liabilities:
Finance lease	Finance lease liability, net of current portion	58	65
Operating lease	Operating lease liabilities, net of current portion	15	29
	Total noncurrent lease liabilities	73	94

	Total lease liabilities	$93	$120

As of December 31, 2022, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations for us.

The components of lease expense were as follows for the periods presented:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Operating lease cost (1)	$19	$21	$28
Finance lease cost:
Amortization of right-of-use assets (2)	$10	$10	$10
Interest on lease liabilities (3)	3	4	4
Total finance lease cost	$13	$14	$14
Sublease income (1)	(9)	(5)	(3)
Total lease cost, net	$23	$30	$39
(1)
Operating lease costs, net of sublease income, are included within operating expenses in our consolidated statements of operations.
(2)
Amount is included in depreciation expense in our consolidated statements of operations.
(3)
Amount is included in interest expense in our consolidated statements of operations.

Additional information related to our leases is as follows for the periods presented:

	Year ended December 31,
	2022	2021	2020
Supplemental Cash Flows Information:	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$22	$25	$26
Operating cash outflows from finance lease	3	3	4
Financing cash outflows from finance lease	6	6	6

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2	$6	$4

	Year ended December 31,
	2022	2021
Weighted-average remaining lease term:
Operating leases	2.5 years	3.0 years
Finance lease	8.0 years	9.0 years

Weighted-average discount rate:
Operating leases	3.7%	3.7%
Finance lease	4.5%	4.5%

Future lease payments under non-cancelable leases as of December 31, 2022 were as follows:

Year Ending December 31,	Operating Leases	Finance Lease
	(in millions)
2023	$15	$9
2024	9	9
2025	3	10
2026	2	10
2027	1	10
Thereafter	—	28
Total future lease payments	30	76
Less imputed interest	(1)	(12)
Total lease liabilities	$29	$64

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table summarizes our goodwill activity by reportable segment for the periods presented:

	Hotels, Media & Platform	Experiences & Dining	Other (2)	Tripadvisor Core	Viator	TheFork	Total
	(in millions)
Balance as of December 31, 2020	$407	$362	$93	$—	$—	$—	$862
Foreign currency translation adjustments	—	(18)	(1)	—	—	—	(19)
Balance as of December 31, 2021	$407	$344	$92	$—	$—	$—	$843
Foreign currency translation adjustments	—	(18)	(5)	—	(1)	3	(21)
Allocation to new segments (1)	(407)	(326)	(87)	599	120	101	—
Balance as of December 31, 2022	$—	$—	$—	$599	$119	$104	$822

(1)
Refer to “Note 19: Segment and Geographic Information” for information regarding our reportable segment changes in the second quarter of 2022.
(2)
Other consists of the combination of Rentals, Flights & Car, and Cruises, and did not previously constitute a reportable segment.

There were no goodwill impairment charges recognized on our consolidated statements of operations during the years ended December 31, 2022 and 2021, respectively. Refer to “Note 2: Significant Accounting Policies” for discussion regarding the Company’s 2022 interim and annual goodwill impairment assessments. During 2020, the Company recognized a goodwill impairment charge of $3 million, which represented all goodwill previously allocated to our former Tripadvisor China reporting unit. This impairment was driven by strategic operating decisions made by the Company. As of both December 31, 2022 and 2021, accumulated goodwill impairment losses totaled $3 million, which was associated with the Tripadvisor Core segment as of December 31, 2022 and Other as of December 31, 2021.

Intangibles

Intangible assets, acquired in business combinations and recorded at fair value on the date of purchase, consisted of the following for the periods presented:

	December 31,
	2022	2021
	(in millions)
Intangible assets with definite lives	$219	$237
Less: accumulated amortization	(198)	(202)
Intangible assets with definite lives, net	21	35
Intangible assets with indefinite lives	30	30
Total	$51	$65

Amortization expense for definite-lived intangible assets was $13 million, $20 million, and $26 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

Our indefinite-lived intangible assets relate to trade names and trademarks for the Tripadvisor brand. During the Company's annual indefinite-lived intangible impairment test during the fourth quarter of 2022, a qualitative assessment was performed. As part of our qualitative assessment we considered, amongst other factors, the amount of excess fair value of our trade names and trademarks to the carrying value of those same assets, changes in estimates, and valuation input assumptions, since our previous quantitative analysis. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that our indefinite-lived intangible assets were not impaired as of December 31, 2022.

There were no impairment charges recognized to our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 related to our intangible assets.

The following table presents the components of our intangible assets with definite lives for the periods presented:

		December 31, 2022			December 31, 2021
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in millions)			(in millions)
Trade names and trademarks	1.7	$47	$(40)	$7	$55	$(43)	$12
Customer lists and supplier relationships	4.7	95	(87)	8	99	(87)	12
Subscriber relationships	3.3	34	(33)	1	40	(36)	4
Technology and other	2.5	43	(38)	5	43	(36)	7
Total	3.2	$219	$(198)	$21	$237	$(202)	$35

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

The estimated amortization expense for intangible assets with definite lives for each of the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets or change in estimate of remaining lives, is expected to be as follows (in millions):

2023	$9
2024	6
2025	3
2026	2
2027	1
2028 and thereafter	—
Total	$21

NOTE 8: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following for the periods presented:

	December 31, 2022	December 31, 2021
	(in millions)
Accrued salary, bonus, and other employee-related benefits	$65	$58
Accrued marketing costs	68	27
Interest payable (1)	17	16
Current income taxes payable (2)	16	3
Finance lease liability - current portion (3)	6	6
Operating lease liabilities - current portion (3)	14	20
Other	61	51
Total	$247	$181

(1)
Amount relates primarily to unpaid interest accrued on our 2025 Senior Notes. Refer to “Note 9: Debt” for further information.
(2)
Refer to “Note 11: Income Taxes” for further information regarding our income tax liabilities.
(3)
Refer to “Note 6: Leases” for further information regarding our lease obligations.
NOTE 9: DEBT

The Company’s outstanding debt consisted of the following for the periods presented:

December 31, 2022	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(5)	$495
2026 Senior Notes	345	(4)	341
Total Long-Term Debt	$845	$(9)	$836

December 31, 2021	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(7)	$493
2026 Senior Notes	345	(5)	340
Total Long-Term Debt	$845	$(12)	$833

Credit Facility

We are party to a credit agreement with a group of lenders initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”) with a maturity date of May 12, 2024. The Company may borrow from the Credit Facility in U.S. dollars and Euros. In addition, the Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of December 31, 2022 and 2021, we had issued $4 million and $3 million, respectively, of undrawn standby letters of credit under the Credit Facility. The Credit Facility, among other things, requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.

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

The Company remained in the Leverage Covenant Holiday as of December 31, 2022. Based on the Company’s existing leverage ratio, any outstanding or future borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% with a London Inter-Bank Offered Rate (“LIBO rate”) floor of 1.00% per annum; or (ii) the Alternate Base Rate Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%. In addition, based on the Company’s existing leverage ratio

, we are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30% as of December 31, 2022, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and in connection with the issuance of letters of credit.

As of December 31, 2022 and 2021, the Company had no outstanding borrowings under the Credit Facility. During the first quarter of 2020, the Company borrowed $700 million under the Credit Facility. These funds were drawn down as a precautionary measure to reinforce the Company’s liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19. The Company repaid these borrowings in full during July 2020.

For the years ended December 31, 2022, 2021 and 2020, we recorded total interest expense and commitment fees on the Credit Facility of $1 million, $3 million and $10 million, respectively, to interest expense on our consolidated statements of operations. In connection with the amendments to our Credit Facility in 2020, we incurred additional lender fees and debt financing costs totaling $7 million, which were capitalized as deferred financing costs and recorded to other long-term assets on the consolidated balance sheet, while $2 million of previously deferred financing costs related to the Credit Facility were immediately recognized to interest expense on our consolidated statement of operations for the year ended December 31, 2020. As of December 31, 2022 and 2021, the Company had $2 million and $4 million, respectively, remaining in deferred financing costs in connection with the Credit Facility. These costs will be amortized over the remaining term of the Credit Facility, using the effective interest rate method, and recorded to interest expense on our consolidated statement of operations.

There is no specific repayment date prior to the maturity date for any borrowings under the Credit Agreement. We may voluntarily repay any outstanding borrowing under the Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The Credit Agreement contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Credit Agreement also limits the Company from repurchasing shares of its common stock and paying dividends, among other restrictions, during the Leverage Covenant Holiday. In addition, to secure the obligations under the Credit Agreement, the Company and certain subsidiaries have granted security interests and liens in and on substantially all of their assets as well as pledged shares of certain of the Company’s subsidiaries. The Credit Agreement also contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the Credit Facility. As of December 31, 2022 and 2021, we were in compliance with our covenants.

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

As of both December 31, 2022 and 2021, unpaid interest on our 2025 Senior Notes totaled approximately $16 million and was included in accrued expenses and other current liabilities on our consolidated balance sheets, and $35 million, $35 million and $17 million was recorded as interest expense on our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively. In the third quarter of 2020, the Company used all proceeds from the 2025 Senior Notes to repay a portion of our Credit Facility outstanding borrowings.

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

2026 Senior Notes

On March 25, 2021, we entered into a purchase agreement for the sale of $300 million aggregate principal amount of 0.25% Convertible 2026 Senior Notes due 2026 (the “2026 Senior Notes”) in a private offering to qualified institutional buyers. The 2026 Senior Notes included an over-allotment option that provided the initial purchasers of the 2026 Senior Notes with the option to purchase an additional $45 million aggregate principal amount of the 2026 Senior Notes; such over-allotment option was fully exercised. In connection with the issuance of the 2026 Senior Notes, the Company entered into an Indenture, dated March 25, 2021 (the “2026 Indenture”), among the Company, the guarantors party thereto and the trustee. The terms of the 2026 Senior Notes are governed by the 2026 Indenture. The 2026 Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Senior Notes are senior unsecured obligations of the Company, although guaranteed by certain of the Company’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year, which began on October 1, 2021. As of December 31, 2022 and 2021, unpaid interest on our 2026 Senior Notes was not material.

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

The Company accounts for the 2026 Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2026 Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount, and the Company used a portion of the proceeds from the 2026 Senior Notes to enter into capped call transactions, as discussed below. The Company intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of our 2025 Senior Notes prior to maturity. The debt issuance costs will be amortized over the remaining term of the 2026 Senior Notes, using the effective interest rate method, and recorded to interest expense on our consolidated statement of operations. During the years ended December 31, 2022 and 2021, our effective interest rate on our 2026 Senior Notes, including debt issuance costs, was approximately 0.47% and 0.53%, respectively, and $1 million was recorded as interest expense on our consolidated statements of operations for both the years ended December 31, 2022 and 2021.

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

The Capped Calls are considered indexed to our own stock and are considered equity classified under GAAP, and included as a reduction to additional paid-in-capital within stockholders’ equity on our consolidated balance sheets as of both December 31, 2022 and 2021. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period. In addition, upon entering into the Capped Calls we recorded an associated deferred tax asset of $9 million, as we made an income tax election allowable under the IRS regulations in order to recover the cost of the Capped Calls as interest expense for income tax purposes only over the term of the 2026 Senior Notes.

NOTE 10: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following for the periods presented:

	December 31, 2022	December 31, 2021
	(in millions)
Unrecognized tax benefits (1)	$204	$177
Deferred gain on equity method investment (2)	28	31
Long-term income taxes payable (3)	27	2
Other	6	5
Total	$265	$215

(1)
Refer to “Note 11: Income Taxes” for information regarding our unrecognized tax benefits. Amounts include accrued interest related to this liability.
(2)
Amount relates to long-term portion of a deferred income liability recorded as a result of an equity method investment made in the fourth quarter of 2019. Refer to “Note 4: Financial Instruments and Fair Value Measurements” for additional information.
(3)
Amount relates to the long-term portion of transition tax payable related to the 2017 Tax Act. Refer to “Note 11: Income Taxes,” for additional information.

NOTE 11: INCOME TAXES

The following table presents a summary of our domestic and foreign income (loss) before income taxes for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Domestic	$37	$(127)	$(262)
Foreign	30	(58)	(107)
Income (loss) before income taxes	$67	$(185)	$(369)

The components of our provision (benefit) for income taxes consisted of the following for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Current income tax expense (benefit):
Federal	$37	$6	$(73)
State	3	(1)	(3)
Foreign	26	2	(3)
Current income tax expense (benefit)	66	7	(79)
Deferred income tax expense (benefit):
Federal	(19)	(21)	13
State	1	(5)	(10)
Foreign	(1)	(18)	(4)
Deferred income tax expense (benefit)	(19)	(44)	(1)
Provision (benefit) for income taxes	$47	$(37)	$(80)

The significant components of our deferred tax assets and deferred tax liabilities consisted of the following for the periods presented:

	December 31,
	2022	2021
	(in millions)
Deferred tax assets:
Stock-based compensation	$28	$31
Net operating loss carryforwards	83	102
Provision for accrued expenses	6	4
Lease financing obligation	17	20
Foreign advertising spend	14	15
Tax credit carryforward	7	12
Capitalized research expenses (1)	39	—
Interest carryforward	53	71
Other	19	15
Total deferred tax assets	$266	$270
Less: valuation allowance	(114)	(123)
Net deferred tax assets	$152	$147
Deferred tax liabilities:
Intangible assets	$(48)	$(51)
Property and equipment	(6)	(22)
Prepaid expenses	(4)	(3)
Building - corporate headquarters	(16)	(17)
Other	(1)	(1)
Total deferred tax liabilities	$(75)	$(94)
Net deferred tax asset (liability)	$77	$53

(1)
As required by the 2017 tax Cuts and Jobs Act, effective January 1, 2022, our research and development expenditures were capitalized and amortized, which resulted in a deferred tax asset.

At December 31, 2022, we had federal, state, and foreign net operating loss carryforwards (“NOLs”) of approximately $2 million, $97 million, and $306 million, respectively. U.S. federal NOLs of $2 million expire at various times starting from 2029. State NOLs of $13 million may be carried forward indefinitely, while the remaining state NOLs of $84 million expire at various times starting from 2024. Foreign NOLs of $302 million may be carried forward indefinitely, while the remaining foreign NOLs of $4 million expire at various times starting from 2023.

As of December 31, 2022, we had a valuation allowance of approximately $114 million related to certain NOL carryforwards and other foreign deferred tax assets for which it is more likely than not, the tax benefit will not be realized. This amount represented a decrease of $9 million, as compared to the balance as of December 31, 2021. The decrease was primarily related to a change in a deferred tax asset in our U.K. subsidiaries.

Except for such foreign deferred tax assets, discussed above, we expect to realize all of our deferred tax assets. Due to the negative impact from COVID-19 in recent years and the continued risks and uncertainties that remain, in addition to economic uncertainty of a potential U.S. recession and global inflationary pressures, we will continue to monitor our financial performance to determine if the valuation allowance against our deferred tax assets may be necessary in the future.

A reconciliation of the provision (benefit) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Income tax expense at the federal statutory rate	$14	$(39)	$(77)
Foreign rate differential (1)	—	(14)	(9)
State income taxes, net of effect of federal tax benefit	5	(2)	(11)
Unrecognized tax benefits and related interest	17	4	4
Rate differential on US NOL carryback (2)	—	—	(23)
Research tax credit	(2)	(7)	(9)
Stock-based compensation	11	(1)	14
Change in valuation allowance	5	8	25
Local income tax on intercompany transaction	—	—	1
Executive compensation	1	6	6
Other, net	(4)	8	(1)
Provision (benefit) for income taxes	$47	$(37)	$(80)

(1)
During 2021, we extinguished intercompany debt which resulted in a reduction of our overall foreign rate differential.
(2)
As a result of the CARES Act, an income tax benefit of $23 million was recorded during the year ended December 31, 2020 related to the income tax rate differential in tax years applicable to U.S. loss carryforwards that became eligible for carryback.

The CARES Act allowed the Company to carryback our U.S. federal NOLs incurred in 2020, generating an expected U.S. federal tax benefit of $76 million, of which $64 million was refunded during the year ended December 31, 2022. The remaining refund of $12 million is included in income taxes payable on our consolidated balance sheet as of December 31, 2022 and is expected to be received during the year ending December 31, 2023. In addition, $25 million of this refund received was recorded to long-term taxes payable on our consolidated balance sheet as of December 31, 2022, which reflects future transition tax payments to be made by the Company related to the 2017 Tax Act.

In addition, certain governments have passed legislation to assist businesses during the COVID-19 pandemic through loans, wage subsidies, wage tax relief or other financial aid. We participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as similar programs in other global jurisdictions. In addition, in certain countries, such as within the European Union, Singapore, Australia, and other global jurisdictions, we also participated in programs where government assistance was in the form of wage subsidies and reductions in wage-related employer taxes paid by us. We recognize these government assistance benefits when there is a reasonable assurance of compliance with the conditions associated with the assistance and the amount is received. During the years ended December 31, 2022, 2021 and 2020, we recognized government grants and other assistance benefits of $12 million, $9 million and $12 million, respectively. These amounts are not income tax related and were recorded as a reduction of personnel and overhead costs within operating costs in the consolidated statements of operations. The Company does not expect any additional future benefits of this nature.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred tax liability has been accrued which was not material as of December 31, 2022. As of December 31, 2022, $445 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the 2014 through 2016, and 2018 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of December 31, 2022, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

In January 2017 and April 2019, as part of the IRS audit of Expedia, we received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in August 2020, we received Notices of Proposed Adjustment from the IRS for the 2014, 2015, and 2016 tax years. The statute of limitation of assessment for all years subject to the Notices of Proposed Adjustment outlined above remain open. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense, for the open tax years, in an estimated range of $85 million to $95 million at the close of the audit if the IRS prevails, which includes $20 million to $30 million related to the 2009 through 2011 pre Spin-Off tax years. The estimated ranges take into consideration competent authority relief and transition tax regulations and is exclusive of deferred tax consequences and interest expense, which would be significant. We disagree with the proposed adjustments, and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for the open years outlined above, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we would be subject to significant additional tax liabilities. We have previously requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for open tax years 2009 through 2011 and 2014 through 2016. We evaluated our transfer pricing reserves as of December 31, 2022, based on the facts and circumstances that existed as of the reporting date and consider them to be the Company’s best estimate as of December 31, 2022. In January 2023, we received a final notice regarding a MAP settlement for the 2009 through 2011 tax years, which we accepted in February 2023. In the first quarter of 2023, we will record additional income tax expense as a discrete item, inclusive of interest, in an estimated range of $25 million to $35 million specifically related to this settlement. This MAP settlement supersedes the Notices of Proposed Adjustment for 2009 through 2011 from the IRS, described above. We will review the impact of the acceptance of this settlement position to our transfer pricing income tax reserves for the subsequent tax years during the first quarter of 2023. Based on this new information received subsequent to year end, adjustments may occur, which could be material.

In January 2021, we received from HMRC an issue closure notice relating to adjustments for 2012 through 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows during the periods presented:

	December 31,
	2022	2021	2020
	(in millions)
Balance, beginning of year	$144	$144	$140
Increases to tax positions related to the current year	5	5	3
Increases to tax positions related to the prior year	29	1	1
Decreases due to lapsed statute of limitations	(20)	—	—
Decreases due to tax positions related to the prior year	(1)	—	—
Settlements during current year	—	(6)	—
Balance, end of year	$157	$144	$144

As of December 31, 2022, we had $204 million of unrecognized tax benefits, inclusive of interest, which is classified as long-term and primarily included in other long-term liabilities on our consolidated balance sheet. The amount of unrecognized tax benefits, if recognized, would reduce income tax expense by $74 million, due to correlative adjustments in other tax jurisdictions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our consolidated statement of operations. As of December 31, 2022 and 2021, total gross interest accrued was $47 million and $39 million, respectively, and was recorded in unrecognized tax benefits in other long-term liabilities on the consolidated balance sheets. As a result of the impact of the IRS audit described above, we anticipate a material adjustment to these reserves in 2023.

NOTE 12: COMMITMENTS AND CONTINGENCIES

As of December 31, 2022, we have contractual obligations and commercial commitments that include expected interest payments on our 2026 Senior Notes and 2025 Senior Notes, expected commitment fees on our Credit Facility, and non-cancellable long-term purchase obligations, as summarized in the table below. The expected amounts and timing of payments discussed below were estimated based on information available to us as of December 31, 2022.

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Expected interest payments on 2025 Senior Notes (1)	$90	$35	$55	$—	$—
Expected interest payments on 2026 Senior Notes (2)	3	1	2	—	—
Expected commitment fee payments on Credit Facility (3)	3	2	1	—	—
Purchase obligations and other (4)	39	21	16	1	1
Total (5)	$135	$59	$74	$1	$1
(1)
Expected interest payments on our 2025 Senior Notes are based on a fixed interest rate of 7.0%, as of December 31, 2022 and assumes that our existing debt is repaid at maturity. Refer to “Note 9: Debt” for additional information on our 2025 Senior Notes.
(2)
Expected interest payments on our 2026 Senior Notes are based on a fixed interest rate of 0.25%, as of December 31, 2022 and assumes that our existing debt is repaid at maturity. Refer to “Note 9: Debt” for additional information on our 2026 Senior Notes.
(3)
Expected commitment fee payments are based on the daily unused portion of our Credit Facility, issued letters of credit, and the effective commitment fee rate as of December 31, 2022; however, these variables could change significantly in the future. Refer to “Note 9: Debt” for additional information on our Credit Facility.

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
(5)
Excluded from the table was $4 million of undrawn standby letters of credit, primarily as security deposits for certain property leases as of December 31, 2022.

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

We also have various defined contribution plans for our non-U.S. employees. Our contribution to the 401(k) Plan and our non-U.S. defined contribution plans which are recorded in our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 were $11 million, $10 million, and $11 million, respectively.

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

Under the Deferred Compensation Plan, 100,000 shares of Tripadvisor common stock are available for issuance to non-employee directors. From the inception of the Deferred Compensation Plan through December 31, 2022, a total of 557 shares have been issued for such purpose.

Executive Severance Plan and Summary Plan Description

The Company also maintains its Executive Severance Plan and Summary Plan Description (the “Severance Plan”) which is applicable to certain employees of the Company and its subsidiaries. The Severance Plan formalizes and standardizes the Company’s severance practices for certain designated employees (each, a “Participant” and, collectively, the “Participants”). Participants covered by the Severance Plan generally will be eligible to receive severance benefits in the event of a termination by the Company without Cause or, under certain circumstances, by the Participant for Good Reason. The severance benefits differ if there is a termination of employment in connection with a Change in Control. The severance benefits provided pursuant to the Severance Plan are determined based on the job classification of the Participants (as reflected in internal job profile designations) and, in certain cases, their years of service with the Company. During the years ended December 31, 2022, 2021 and 2020, respectively, we recognized $1 million, $1 million and $5 million of expense under the Severance Plan on our consolidated statements of operations.

NOTE 14: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and RSUs, on our consolidated statements of operations during the periods presented:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Cost of revenue	$1	$1	$1
Selling and marketing	12	16	16
Technology and content	36	46	44
General and administrative	39	57	48
Total stock-based compensation expense	88	120	109
Income tax benefit from stock-based compensation expense	(18)	(23)	(23)
Total stock-based compensation expense, net of tax effect	$70	$97	$86

We capitalized $10 million, $13 million and $15 million of stock-based compensation expense as website development costs during the years ended December 31, 2022, 2021 and 2020, respectively.

Stock and Incentive Plans

On December 20, 2011, our 2011 Stock and Annual Incentive Plan (the “2011 Plan”) became effective and we filed a Registration Statement registering a total of 17,500,000 shares of our common stock, of which 17,400,000 shares were issuable in connection with grants of equity-based awards under our 2011 Plan and 100,000 shares were issuable under our Deferred Compensation Plan for Non-Employee Directors (refer to “Note 13: Employee Benefit Plans” for information on our Deferred Compensation Plan for Non-Employee Directors). At our annual meeting of stockholders held on June 28, 2013, our stockholders approved an amendment to our 2011 Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance thereunder by 15,000,000 shares.

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

As of December 31, 2022, the total number of shares reserved for future stock-based awards under the 2018 Plan was approximately 11 million shares. All shares of common stock issued in respect of the exercise of options, RSUs, or other equity awards have been issued from authorized, but unissued common stock.

Stock Based Award Activity and Valuation

2022 Stock Option Activity

A summary of our stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding as of December 31, 2021	5,671	$47.03
Granted (1)	841	20.00
Exercised (2)	(13)	24.94
Cancelled or expired	(1,037)	44.06
Options outstanding as of December 31, 2022	5,462	$43.48	5.1	$—
Exercisable as of December 31, 2022	3,931	$49.19	3.6	$—
Vested and expected to vest after December 31, 2022 (3)	5,316	$43.93	5.0	$—

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

(2)
Inclusive of approximately 10,000 stock options for the year ended December 31, 2022, which were not converted into shares due to net share settlement in order to cover the aggregate exercise price and the required amount of employee withholding taxes. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.
(3)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of December 31, 2022 was $17.98. The total intrinsic value of stock options exercised for the year ended December 31, 2021 was $9 million, and for the years ended December 31, 2022 and 2020, was not material.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	December 31,
	2022	2021	2020
Risk free interest rate	3.07%	0.83%	1.15%
Expected term (in years)	5.42	5.45	5.30
Expected volatility	51.63%	49.61%	43.39%
Expected dividend yield	— %	— %	— %
Weighted-average grant date fair value	$9.93	$18.40	$10.08

The total fair value of stock options vested for the years ended December 31, 2022, 2021 and 2020 were $16 million, $31 million, and $14 million, respectively. Cash received from stock option exercises for the year ended December 31, 2021 was $8 million, and for the years ended December 31, 2022 and 2020, was not material.

2022 RSU Activity

A summary of our restricted stock units (“RSUs”) activity, consisting primarily of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2021	5,786	$36.82
Granted (1)	7,059	25.42
Vested and released (2)	(3,086)	35.60
Cancelled	(1,187)	32.96
Unvested RSUs outstanding as of December 31, 2022 (3)	8,572	$28.41	$154
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
(2)
Inclusive of approximately 820,000 RSUs for the year ended December 31, 2022, withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.
(3)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

On May 27, 2020 and July 15, 2020, the Compensation Committee of the Board of Directors, approved modifications to the Company’s annual RSU and stock option grants, respectively, issued to its employees in the first quart er of 2020. Such modifications reduced the original grant-date vesting period from four years to two years. We estimate these modifications resulted in the acceleration and recognition of an additional $17 million of stock-based compensation expense during the year ended December 31, 2020, given the modified vesting term. There was no change to the original fair value of the impacted RSUs or stock options as a result of this modification.

On December 31, 2021, the Section 16 Committee of our Board of Directors approved and granted to Stephen Kaufer, the Company’s CEO at the time, the following: (i) stock option to purchase 115,200 shares of common stock, 25% of which vested and became exercisable on August 1, 2022, while the balance vests in quarterly installments over the following three years; with an estimated grant-date fair value per option of $12.59, using a Black-Scholes option pricing model; (ii) stock option to purchase 110,026 shares of common stock, which will vest and become exercisable in full on August 1, 2024; with an estimated grant-date fair value per option of $13.18, using a Black-Scholes option pricing model; and (iii) 106,382 RSUs, 25% of which vested and settled on August 1, 2022, while the balance vests in quarterly installments over the following three years, with an estimated grant-date fair value of $27.26 per RSU, based on the quoted price of our common stock on the date of grant. The estimated fair value of these awards totaled $6 million and was fully recognized as stock-based compensation expense to the consolidated statement of operations for the year ended December 31, 2021, given the Company concluded there was no substantive future requisite service condition for these awards that existed at grant date for GAAP purposes. During the year ended December 31, 2022, the Company reversed $3 million of this previously recorded stock-based compensation expense related to these awards as the Company concluded that certain awards scheduled to vest were no longer achievable as a result of new terms executed in Mr. Kaufer's Consulting Service Agreement entered into on May 3, 2022. The full text of this Consulting Service Agreement is incorporated by reference in this Annual Report on Form 10-K as Exhibit 10.45.

A summary of our market-based RSUs (“MSUs”) activity is presented below:

		Weighted
		Average
		Grant-	Aggregate
	MSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested MSUs outstanding as of December 31, 2021	120	$28.15
Granted (1)	592	10.00
Cancelled (2)	(120)	28.15
Unvested MSUs outstanding as of December 31, 2022	592	$10.00	$12

(1)
Inclusive of approximately 378,000 MSUs awarded to our CEO during July 2022. A Monte-Carlo simulation model, which simulated the present value of the potential outcomes of future stock prices was used to calculate the grant-date fair value of our MSU awards. These MSUs shall vest on July 1, 2025, with 25% vesting if our stock price is equal to or greater than $35.00 but less than $45.00, 50% if our stock price is equal to or greater than $45.00 but less than $55.00 and 100% if our stock price is equal to or greater than $55.00, subject to the CEO’s continuous employment with, or performance of services for, the Company. The estimated grant-date fair value of this award will be amortized on a straight-line basis over the requisite service period through July 1, 2026. All other MSU grants during the year, to various employees, contained similar vesting and performance conditions.
(2)
MSU cancellations primarily reflect performance targets not being attained by the end of the performance period.

A Monte-Carlo simulation model, which simulated the present value of the potential outcomes of future stock prices was used to calculate the grant-date fair value of our MSU awards. The estimated grant-date fair value of these awards is amortized on a straight-line basis over the requisite service period.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized compensation expense and the weighted average remaining amortization period at December 31, 2022 related to our non-vested equity awards is presented below (in millions, except in years information):

	Stock
	Options	RSUs/MSUs
Unrecognized compensation expense	$14	$197
Weighted average period remaining (in years)	2.8	2.8

NOTE 15: STOCKHOLDERS’ EQUITY

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. As of December 31, 2022, no preferred shares had been issued.

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share. Holders of Tripadvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% of the total number of directors, rounded up to the next whole number, which was three directors as of December 31, 2022. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of Tripadvisor the holders of both classes of common stock have equal rights to receive all the assets of Tripadvisor after the rights of the holders of the preferred stock have been satisfied. There were 146,891,538 and 128,046,924 shares of common stock issued and outstanding, respectively, and 12,799,999 shares of Class B common stock issued and outstanding at December 31, 2022.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of accumulated foreign currency translation adjustments, as follows for the periods presented:

	December 31, 2022	December 31, 2021
	(in millions)
Cumulative foreign currency translation adjustments, net of tax (1)	$(82)	$(56)
Accumulated other comprehensive income (loss)	$(82)	$(56)

(1)
Deferred income tax liabilities related to these amounts are not material.

Treasury Stock

On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million.

During the year ended December 31, 2020, we repurchased 4,707,450 shares of our outstanding common stock at an average share price of $24.32 per share, exclusive of fees and commissions, or $115 million in the aggregate. During the years ended December 31, 2022 and 2021, the Company did not repurchase any shares of outstanding common stock under the share repurchase program.

As of December 31, 2022, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program, with 18,844,614 shares of the Company’s common stock held in treasury with an aggregate cost of $722 million.

Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program discussed above in compliance with applicable legal requirements. While the Board of Directors has not suspended or terminated the share repurchase program, the terms of the Credit Agreement currently limit the Company from engaging in share repurchases during the Leverage

Covenant Holiday and the terms of our 2025 Indenture also imposes certain limitations and restrictions on share repurchases. Refer to “Note 9: Debt” for further information about our Credit Agreement and our 2025 Indenture.

Dividends

During the years ended December 31, 2022, 2021 and 2020, our Board of Directors did not declare any dividends on our outstanding common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Our ability to pay dividends is also limited by the terms of our Credit Agreement during the Leverage Covenant Holiday and our 2025 Indenture.

NOTE 16: EARNINGS PER SHARE

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

Diluted Earnings Per Share Attributable to Common Stockholders

Diluted earnings per share, or Diluted EPS, includes the potential dilution of common equivalent shares outstanding that could occur from stock-based awards and other stock-based commitments using the treasury stock method. We compute Diluted EPS by dividing net income (loss) by the sum of the weighted average number of common and common equivalent shares outstanding during the period. We compute the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the Basic EPS calculation as indicated above, (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of outstanding common equivalent shares, primarily related to stock options and the vesting of restricted stock units using the treasury stock method, and (iii) if dilutive, performance-based and market-based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

In periods of net income, shares of our common stock subject to the potential conversion of the 2026 Senior Notes outstanding during the period is also included in our weighted average number of shares outstanding used to calculate Diluted EPS using the if-converted method under GAAP, as share settlement is presumed. When the convertible notes are dilutive, interest expense, net of tax, is added back to net income attributable to common stockholders to calculate diluted net income per share. The Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of December 31, 2022 and 2021, the market price of a share of our common stock did not exceed the $107.36 cap price.

In periods of a net loss, common equivalent shares are excluded from the calculation of Diluted EPS as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the years ended December 31, 2021 and 2020, Diluted EPS is the same as Basic EPS, since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS (shares in thousands and dollars in millions, except per share amounts) for the periods presented:

	Year ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) used to compute Basic EPS	$20	$(148)	$(289)
Interest expense on 2026 Senior Notes, net of tax	1	—	—
Net income (loss) used to compute Diluted EPS	$21	$(148)	$(289)
Denominator:
Weighted average shares used to compute Basic EPS	139,923	137,234	134,858
Weighted average effect of dilutive securities:
Stock options	4	—	—
RSUs/MSUs	1,069	—	—
2026 Senior Notes (Note 9)	4,674	—	—
Weighted average shares used to compute Diluted EPS	145,670	137,234	134,858
Basic EPS	$0.14	$(1.08)	$(2.14)
Diluted EPS	$0.14	$(1.08)	$(2.14)

Potential common shares, consisting of outstanding stock options, RSUs, MSUs, and those issuable under the 2026 Senior Notes, totaling approximately 11.4 million, 16.1 million, and 13.7 million, for the years ended December 31, 2022, 2021 and 2020, respectively, have been excluded from the calculations of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of certain performance-based awards of approximately 0.3 million, 0.1 million, and 0.2 million, for the years ended December 31, 2022, 2021 and 2020, respectively, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

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
NOTE 17: OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Foreign currency exchange gains (losses), net (1)	$(5)	$(4)	$5
Earnings (losses) from equity investment, net	(2)	(3)	(3)
Loss on sale/disposal of business (2)	—	—	(6)
Other, net	2	(3)	(4)
Total	$(5)	$(10)	$(8)

(1)
Foreign currency exchange gains (losses), net, are generally related to foreign exchange transaction gains and losses due to required conversion from transaction currency to functional currency, partially offset by foreign currency forward contract gains and losses.
(2)
Related to loss on disposal on the sale of our SmarterTravel business during June 2020.

NOTE 18: RELATED PARTY TRANSACTIONS

Relationship between Liberty TripAdvisor Holdings, Inc. and Tripadvisor

LTRIP is a controlling stockholder of Tripadvisor. We consider LTRIP a related party. Refer to “Note 1: Organization and Business Description”, which describes the evolution of our relationship with LTRIP, including LTRIP’s stock ownership of Tripadvisor and deemed voting power as of December 31, 2022. We had no related party transactions with LTRIP during the years ended December 31, 2022, 2021 and 2020.

Relationship between Chelsea Investment Holding Company PTE Ltd. and Tripadvisor

Refer to the discussion regarding our equity method investment in Chelsea Investment Holding Company PTD Ltd. in the section titled “Non-Marketable Investments” within “Note 4: Financial Instruments and Fair Value Measurements” for a description of our relationship and existing commercial arrangements with Chelsea Investment Holding Company PTE Ltd and/or its subsidiaries. We had no material related party transactions with Chelsea Investment Holding Company PTE Ltd or its subsidiaries during the years ended December 31, 2022, 2021 and 2020.

NOTE 19: SEGMENT AND GEOGRAPHIC INFORMATION

In the second quarter of 2022, we revised our segment reporting structure. We now measure our business within three operating segments, which are also our reportable segments: (1) Tripadvisor Core; (2) Viator; and (3) TheFork. Our Tripadvisor Core segment includes the following revenue sources: (1) Tripadvisor-branded hotels – consisting of hotel meta revenue, primarily click-based advertising revenue, and hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue; (2) Tripadvisor-branded display and platform revenue – consisting primarily of display-based advertising revenue; (3) Tripadvisor experiences and dining revenue – consisting of intercompany (intersegment) revenue related to affiliate marketing commissions earned primarily from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork segments, respectively, which are eliminated on a consolidated basis, in addition to external revenue generated from Tripadvisor restaurant service offerings; and (4) Other revenue – consisting of cruises, alternative accommodation rentals, flights, and rental cars revenue. The nature of the services provided and related revenue recognition policies are summarized by reportable segment in “Note 3: Revenue Recognition.” All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-K. These reclassifications had no effect on our consolidated financial statements in any period. Our segment profit measure (Adjusted EBITDA), including its definition, and other information provided to our CODM remain consistent with prior periods, except for certain segment expense allocations, which are described below.

Our operating segments are determined based on how our CODM manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of resources. Adjusted EBITDA is our segment profit measure and a key measure used by our CODM and Board of Directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. We define Adjusted EBITDA as net income (loss) plus: (1) (provision) benefit for income taxes; (2) other income (expense), net; (3) depreciation and amortization; (4) stock-based compensation and other stock-settled obligations; (5) goodwill, long-lived asset, and intangible asset impairments; (6) legal reserves and settlements; (7) restructuring and other related reorganization costs; and (8) non-recurring expenses and income.

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

The following tables present our reportable segment information for the years ended December 31, 2022, 2021 and 2020 and includes a reconciliation of Adjusted EBITDA to Net income (loss). We record depreciation and amortization, stock-based compensation and other stock-settled obligations, goodwill, long-lived asset and intangible asset impairments, legal reserves and settlements, restructuring and other related reorganization costs, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in Corporate and Eliminations. In addition, we do not report total assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

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

	Year ended December 31, 2022
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$873	$493	$126	$—	$1,492
Intersegment revenue	93	—	—	(93)	—
Total Revenue	$966	$493	$126	$(93)	$1,492
Adjusted EBITDA	345	(11)	(39)	—	295
Depreciation and amortization				(97)	(97)
Stock-based compensation				(88)	(88)
Legal reserves and settlements				(1)	(1)
Non-recurring expenses (income) (4)				(8)	(8)
Operating income (loss)					101
Other income (expense), net					(34)
Income (loss) before income taxes					67
(Provision) benefit for income taxes					(47)
Net income (loss)					20

	Year ended December 31, 2021
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$633	$184	$85	$—	$902
Intersegment revenue	32	—	—	(32)	—
Total Revenue	$665	$184	$85	$(32)	$902
Adjusted EBITDA	177	(31)	(46)	—	100
Depreciation and amortization				(111)	(111)
Stock-based compensation				(120)	(120)
Operating income (loss)					(131)
Other income (expense), net					(54)
Income (loss) before income taxes					(185)
(Provision) benefit for income taxes					37
Net income (loss)					(148)

	Year ended December 31, 2020
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$463	$55	$86	$—	$604
Intersegment revenue	20	—	—	(20)	—
Total Revenue	$483	$55	$86	$(20)	$604
Adjusted EBITDA	64	(72)	(43)	—	(51)
Depreciation and amortization				(125)	(125)
Stock-based compensation				(109)	(109)
Restructuring and other related reorganization costs				(41)	(41)
Impairment of goodwill				(3)	(3)
Operating income (loss)					(329)
Other income (expense), net					(40)
Income (loss) before income taxes					(369)
(Provision) benefit for income taxes					80
Net income (loss)					(289)

(1)
Corporate general and administrative personnel costs of $5 million, $6 million and $4 million for the years ended December 31, 2022, 2021 and 2020, respectively, were allocated to the Viator and TheFork segments.
(2)
Includes allocated corporate general and administrative personnel costs from our Tripadvisor Core segment of $2 million, $3 million and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(3)
Includes allocated corporate general and administrative personnel costs from our Tripadvisor Core segment of $3 million, $3 million and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(4)
The Company incurred a loss of approximately $8 million during the fourth quarter of 2022, as the result of external fraud. This loss was recorded to general and administrative expenses on the consolidated statement of operations for December 31, 2022. The Company considers such costs to be non-recurring in nature. To the extent the Company recovers any losses in future periods related to this incident, the Company plans to reduce Adjusted EBITDA by the recovery amount in that same period.

Product and Geographic Information

Our revenue sources within our Tripadvisor Core segment, including Tripadvisor-branded hotels revenue, Tripadvisor-branded display and platform revenue, Tripadvisor experiences and dining revenue, and Other revenue; which along with the Viator and TheFork revenue sources, comprise our products. Refer to “Note 3: Revenue Recognition” for our revenue by product.

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

The Company’s revenue based on geographic location consists of the following for the periods presented:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Revenue
United States	$905	$526	$302
United Kingdom	402	259	169
All other countries	185	117	133
Total revenue	$1,492	$902	$604

The Company’s property and equipment, net for the United States and all other countries based on the geographic location of the assets consists of the following for the periods presented:

	December 31,
	2022	2021
	(in millions)
Property and equipment, net
United States	$156	$178
All other countries	38	37
Total	$194	$215

Customer Concentrations

Refer to “Note 2: Significant Accounting Policies” under the section entitled “Certain Risks and Concentrations” for information regarding our major customer concentrations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with GAAP. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Pursuant to Exchange Act Rule 13a-15(d) or 15d-15(d), management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Tripadvisor, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Tripadvisor, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

February 17, 2023

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our 2023 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our 2023 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our 2023 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our 2023 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our 2023 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

(b) Exhibits:

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
3.1	Restated Certificate of Incorporation of Tripadvisor, Inc.		8-K	001-35362	3.1	12/27/11
3.2	Amended and Restated Bylaws of Tripadvisor, Inc.		8-K	001-35362	3.2	12/27/11
3.3	Amendment No. 1 to Amended and Restated Bylaws of Tripadvisor, Inc.		8-K	001-35362	3.1	2/12/13
4.1	Specimen Tripadvisor, Inc. Common Stock Certificate		S-4/A	333-175828-01	4.6	10/24/11
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	001-35362	4.2	2/19/20
4.3	Indenture, dated July 9, 2020, among Tripadvisor, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (as successor trustee to Wilmington Trust, National Association)		8-K	001-35362	4.1	7/9/20
4.4	Form of Senior Note (included in Exhibit 4.1)		8-K	001-35362	4.2	7/9/20
4.5	Indenture, dated as of March 25, 2021, by and among Tripadvisor, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee		8-K	001-35362	4.1	3/25/21
4.6	Form of 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)		8-K	001-35362	4.2	3/25/21
10.1	Governance Agreement, by and among Tripadvisor, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	001-35362	10.1	12/27/11
10.2	Tax Sharing Agreement by and between Tripadvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.2	12/27/11
10.3+	Amended and Restated Tripadvisor, Inc. 2011 Stock and Annual Incentive Plan		10-Q	001-35362	10.1	11/8/16
10.4+	Tripadvisor, Inc. 2018 Stock and Annual Incentive Plan		10-Q	001-35362	10.1	8/1/18

10.5+	Tripadvisor, Inc. Deferred Compensation Plan for Non-Employee Directors	S-8	333-178637	4.6	12/20/11
10.6	Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013	10-Q	001-35362	10.1	7/24/13
10.7	Guaranty dated June 20, 2013 by Tripadvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord	10-Q	001-35362	10.2	7/24/13
10.8+	Employment Agreement between Tripadvisor LLC and Seth Kalvert, effective as of May 19, 2016	8-K	001-35362	10.1	5/23/16
10.9+	Amendment to Employment Agreement between Tripadvisor LLC and Seth Kalvert, dated as of February 19, 2018	10-K	001-35362	10.8	2/21/18
10.10+	Employment Agreement between Tripadvisor LLC and Stephen Kaufer, effective as of March 31, 2014	10-Q	001-35362	10.3	5/6/14
10.11+	Amendment to Employment Agreement between Tripadvisor LLC and Stephen Kaufer, effective as of November 28, 2017	10-K	001-35362	10.10	2/21/18
10.12+	Amended and Restated Option Agreement dated June 5, 2017 between Stephen Kaufer and Tripadvisor, Inc.	8-K	001-35362	10.1	6/8/17
10.13+	Stock Option Agreement (time-based) between Stephen Kaufer and Tripadvisor, Inc. dated November 28, 2017	10-K	001-35362	10.12	2/21/18
10.14+	RSU Agreement (time-based) between Stephen Kaufer and Tripadvisor, Inc. dated November 28, 2017	10-K	001-35362	10.13	2/21/18
10.15+	RSU Agreement (performance based (market)) between Stephen Kaufer and Tripadvisor, Inc. dated November 28, 2017	10-K	001-35362	10.14	2/21/18
10.16+	RSU Agreement (performance based (financial and strategic)) between Stephen Kaufer and Tripadvisor, Inc. dated November 28, 2017	10-K	001-35362	10.15	2/21/18
10.17+	Viator, Inc. 2010 Stock Incentive Plan	S-8	333-198726	99.1	9/12/14
10.19	Credit Agreement dated as of June 26, 2015 by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC, JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; Morgan Stanley Bank, N.A.; Bank of America, N.A.; BNP Paribas; SunTrust Bank; Wells Fargo Bank, National Association; Royal	8-K	001-35362	10.1	6/30/15

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

		8-K	001-35362	10.1	5/7/20
10.22	Third Amendment, dated as of December 17, 2020, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC, the other Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent, BofA Securities, Inc., BMO Capital markets Corp., BNP Paribas Securities Corp., Truist Securities, Inc., and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., BMO Capital Markets Corp., BNP Paribas Securities Corp., Truist Securities, Inc. and U.S. Bank National Association, as Co-Syndication	8-K	001-35362	10.1	12/22/20

	Agents; and Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Co-Documentation Agents.
10.23+	Employment Agreement, dated as of October 6, 2015, between Tripadvisor, LLC and Ernst Teunissen	8-K	001-35362	10.1	10/8/15
10.24+	Amendment to Employment Agreement, dated as of November 28, 2017, between Tripadvisor, LLC and Ernst Teunissen	10-K	001-35362	10.21	2/21/18
10.25+	Second Amendment to Employment Agreement, dated as of May 8, 2020, between Tripadvisor, LLC and Ernst Teunissen	10-Q	001-35362	10.9	5/8/20
10.26+	Executive Severance Plan and Summary Plan Description	10-Q	001-35362	10.4	8/8/17
10.27	Form of Tripadvisor Media Group Master Advertising Insertion Order	10-K	001-35362	10.23	2/21/18
10.28+	Form of Option Agreement (Domestic)	10-Q	001-35362	10.2	5/6/21
10.29+	Form of Option Agreement (International)	10-Q	001-35362	10.3	5/6/21
10.30+	Form of Restricted Stock Unit Agreement (Domestic)	10-Q	001-35362	10.4	5/6/21
10.31+	Form of Restricted Stock Unit Agreement (International)	10-Q	001-35362	10.5	5/6/21
10.32+	Form of Restricted Stock Unit Agreement (French)	10-Q	001-35362	10.6	5/6/21
10.35+	Form of Restricted Stock Unit Agreement (Non-Employee Directors)	10-Q	001-35362	10.2	8/1/18
10.36	Governance Agreement dated as of November 6, 2019 between Tripadvisor, Inc. and Trip.com Group Limited	8-K	001-35362	10.1	11/6/19
10.37+	Amendment No. 1 to 2018 Stock and Annual Incentive Plan	8-K	001-35362	10.1	8/5/21
10.38+	Employment Agreement, dated as of March 29, 2021 between Tripadvisor, LLC and Seth Kalvert	10-Q	001-35362	10.7	5/6/21
10.39+	Offer Letter, dated as of September 14, 2018, between Tripadvisor, LLC and Lindsay Nelson	10-Q	001-35362	10.8	5/6/21
10.40+	Offer Letter, dated as of February 13, 2019, between Tripadvisor, LLC and Kanika Soni	10-K	001-35362	10.9	5/6/21
10.41	Form of Capped Call Confirmation	8-K	001-35362	10.1	3/25/21
10.42+	RSU Agreement (Time-Based) between Stephen Kaufer and Tripadvisor, Inc. dated as of December 31, 2021	10-Q	001-35362	10.1	5/4/22
10.43+	Option Agreement (Domestic) between Stephen Kaufer and	10-Q	001-35362	10.2	5/4/22

Tripadvisor, Inc. dated as of December 31, 2021
10.44+	Employment Letter Agreement dated May 2, 2022 between Tripadvisor LLC and Matt Goldberg		8-K	001-35362	10.1	5/4/22
10.45+	Consulting Services Agreement dated May 3, 2022 between Tripadvisor LLC and Stephen Kaufer.		8-K	001-35362	10.2	5/4/22
10.46+	Employment Letter Agreement dated October 10, 2022 between Tripadvisor LLC and Michael Noonan		8-K	001-35362	10.1	10/11/22
10.47+	Transition Services Agreement dated October 10, 2022 between Tripadvisor LLC and Ernst Teunissen		8-K	001-35362	10.2	10/11/22
21.1	Subsidiaries of the Registrant	X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included in signature page)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+ Indicates a management contract or a compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

TRIPADVISOR, INC.
	By:	/s/ MATT GOLDBERG
February 17, 2023		Matt Goldberg Chief Executive Officer and President

POWER OF ATTORNEY

We, the undersigned officers and directors of Tripadvisor, Inc., hereby severally constitute and appoint Matt Goldberg and Michael Noonan, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Tripadvisor, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 17, 2023.

Signature	Title
/s/ MATT GOLDBERG	Chief Executive Officer, President and Director (Principal Executive Officer)
Matt Goldberg
/s/ MICHAEL NOONAN	Chief Financial Officer (Principal Financial Officer)
Michael Noonan
/s/ GEOFFREY GOUVALARIS	Chief Accounting Officer (Principal Accounting Officer)
Geoffrey Gouvalaris
/s/ GREGORY B. MAFFEI	Chairman of the Board
Gregory B. Maffei /s/ TRYNKA SHINEMAN BLAKE	Director
Trynka Shineman Blake
/s/ JAY C. HOAG	Director
Jay C. Hoag
/s/ BETSY MORGAN	Director
Betsy Morgan
/s/ GREG O’HARA	Director
Greg O’Hara
/s/ JEREMY PHILIPS	Director
Jeremy Philips
/s/ ALBERT E. ROSENTHALER	Director
Albert E. Rosenthaler

/s/ JANE JIE SUN	Director
Jane Jie Sun
/s/ ROBERT S. WIESENTHAL	Director
Robert S. Wiesenthal