Form 10-Q
period 2023-03-31
TripAdvisor, Inc.
filed 2023-05-03
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding Shares at April 27, 2023
Common Stock, $0.001 par value per share	129,310,431 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended March 31,
	2023	2022
Revenue (Note 3)	$371	$262

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization as shown separately below)	29	22
Selling and marketing (1)	219	141
Technology and content (1)	68	54
General and administrative (1)	48	40
Depreciation and amortization	21	25
Total costs and expenses	385	282
Operating income (loss)	(14)	(20)
Other income (expense):
Interest expense	(11)	(12)
Interest income	11	1
Other income (expense), net	(1)	(2)
Total other income (expense), net	(1)	(13)
Income (loss) before income taxes	(15)	(33)
(Provision) benefit for income taxes (Note 8)	(58)	(1)
Net income (loss)	$(73)	$(34)

Earnings (loss) per share attributable to common stockholders (Note 12):
Basic	$(0.52)	$(0.24)
Diluted	$(0.52)	$(0.24)
Weighted average common shares outstanding (Note 12):
Basic	141	139
Diluted	141	139

(1) Includes stock-based compensation expense as follows (Note 10):
Selling and marketing	$4	$3
Technology and content	$10	$9
General and administrative	$9	$10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three months ended
	March 31,
	2023	2022
Net income (loss)	$(73)	$(34)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	4	(4)
Total other comprehensive income (loss), net of tax	4	(4)
Comprehensive income (loss)	$(69)	$(38)

(1) Deferred income tax liabilities related to these amounts are not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$1,132	$1,021
Accounts receivable and contract assets, net of allowance for credit losses of $24 and $28, respectively (Note 3)	210	205
Income taxes receivable (Note 8)	48	—
Prepaid expenses and other current assets	49	44
Total current assets	1,439	1,270
Property and equipment, net of accumulated depreciation of $529 and $512, respectively	194	194
Operating lease right-of-use assets	24	27
Intangible assets, net of accumulated amortization of $200 and $198, respectively	49	51
Goodwill	825	822
Non-marketable investments (Note 4)	33	34
Deferred income taxes, net	70	78
Other long-term assets, net of allowance for credit losses of $10 and $10, respectively (Note 4, Note 8)	50	93
TOTAL ASSETS	$2,684	$2,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34	$39
Deferred merchant payables	311	203
Deferred revenue (Note 3)	81	44
Income taxes payable (Note 8)	126	16
Accrued expenses and other current liabilities (Note 5)	211	231
Total current liabilities	763	533
Long-term debt (Note 6)	837	836
Finance lease obligation, net of current portion	56	58
Operating lease liabilities, net of current portion	13	15
Deferred income taxes, net	1	1
Other long-term liabilities (Note 7)	206	265
Total Liabilities	1,876	1,708

Commitments and contingencies (Note 9)
Stockholders’ equity: (Note 11)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 148,090,833 and 146,891,538, respectively
Shares outstanding: 129,246,219 and 128,046,924, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,420	1,404
Retained earnings	188	261
Accumulated other comprehensive income (loss)	(78)	(82)
Treasury stock-common stock, at cost, 18,844,614 and 18,844,614 shares, respectively	(722)	(722)
Total Stockholders’ Equity	808	861
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,684	$2,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended March 31, 2023
							Accumulated
			Class B		Additional		other
	Common stock		common stock		paid-in	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2022	146,891,538	$—	12,799,999	$—	$1,404	$261	$(82)	(18,844,614)	$(722)	$861
Net income (loss)						(73)				(73)
Other comprehensive income (loss), net of tax							4			4
Issuance of common stock related to exercises of options and vesting of RSUs	1,199,295	—			—					—
Withholding taxes on net share settlements of equity awards					(9)					(9)
Stock-based compensation					25					25
Balance as of March 31, 2023	148,090,833	$—	12,799,999	$—	$1,420	$188	$(78)	(18,844,614)	$(722)	$808

	Three months ended March 31, 2022
							Accumulated
			Class B		Additional		other
	Common stock		common stock		paid-in	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2021	144,656,649	$—	12,799,999	$—	$1,326	$241	$(56)	(18,844,614)	$(722)	$789
Net income (loss)						(34)				(34)
Other comprehensive income (loss), net of tax							(4)			(4)
Issuance of common stock related to exercises of options and vesting of RSUs	980,051	—			—					—
Withholding taxes on net share settlements of equity awards					(8)					(8)
Stock-based compensation					24					24
Balance as of March 31, 2022	145,636,700	$—	12,799,999	$—	$1,342	$207	$(60)	(18,844,614)	$(722)	$767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended March 31,
	2023	2022
Operating activities:
Net income (loss)	$(73)	$(34)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21	25
Stock-based compensation expense (Note 10)	23	22
Deferred income tax expense (benefit)	8	—
Other, net	(1)	4
Changes in operating assets and liabilities, net:
Accounts receivable and contract assets, prepaid expenses and other assets	(9)	(45)
Accounts payable, accrued expenses and other liabilities	(26)	3
Deferred merchant payables	107	86
Income tax receivables/payables, net	48	1
Deferred revenue	37	24
Net cash provided by (used in) operating activities	135	86

Investing activities:
Capital expenditures, including capitalized website development	(16)	(14)
Net cash provided by (used in) investing activities	(16)	(14)

Financing activities:
Payment of withholding taxes on net share settlements of equity awards	(9)	(8)
Payments of finance lease obligation	(2)	(2)
Net cash provided by (used in) financing activities	(11)	(10)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	111	58
Cash, cash equivalents and restricted cash at beginning of period	1,021	723
Cash, cash equivalents and restricted cash at end of period	$1,132	$781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

We refer to Tripadvisor, Inc. and our wholly-owned subsidiaries as “Tripadvisor”, "Tripadvisor group," “the Company”, “us”, “we” and “our” in these notes to the unaudited condensed consolidated financial statements.

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

Tripadvisor Core’s purpose is to empower everyone to be a better traveler by serving as the world’s most trusted and essential travel guidance platform. The Tripadvisor brand offers travelers and experience seekers an online global platform for travelers to discover, generate, and share authentic user-generated content, or UGC, in the form of ratings and reviews for destinations, points-of-interest, or POIs, experiences, alternative accommodation rentals, restaurants, and cruises in over 40 countries and over 20 languages across the world. As of December 31, 2022, Tripadvisor offered more than 1 billion user-generated ratings and reviews on nearly 8 million experiences, accommodations, restaurants, airlines, and cruises.

Viator enables travelers to discover and book iconic, unique and memorable experiences from operators around the globe. Viator's online marketplace is comprehensive, connecting travelers to bookable tours, activities and attractions—consisting of over 300,000 experiences from more than 50,000 operators as of December 31, 2022.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. We prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation, none of which were material to the presentation of the accompanying unaudited condensed consolidated financial statements. Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, previously filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

As of March 31, 2023, Liberty Tripadvisor Holdings, Inc. (“LTRIP”) beneficially owned approximately 16.4 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 13% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 56% of our voting power. We had no related party transactions with LTRIP during the three months ended March 31, 2023 and 2022, respectively.

Risks and Uncertainties

Our business was negatively impacted by the risks and uncertainties related to the COVID-19 pandemic. We believe the travel, leisure, hospitality, and restaurant industries, and our financial results, would be adversely and materially affected upon a resurgence of COVID-19 or the emergency of any new pandemic or other health crisis which result in reinstated travel bans and/or other government restrictions and mandates, all of which would likely negatively impact consumer demand, sentiment and discretionary spending patterns.

Additionally, other health-related events, political instability, geopolitical conflicts, acts of terrorism, fluctuations in currency values, changes in global economic conditions, including the impact of a potential U.S. recession, and increased inflation, are examples of other events that could have a negative impact on the travel industry, and as a result, our financial results in the future.

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

Seasonality

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, which factors include further significant shifts in our business mix, adverse economic conditions, or health-related events.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our accounting policies since December 31, 2022, as described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

(2) Identification of the performance obligations in the contract

(3) Determination of the transaction price

(4) Allocation of the transaction price to the performance obligations in the contract

(5) Recognition of revenue when, or as, we satisfy a performance obligation

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the three months ended March 31, 2023 and 2022, related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. The Company expects to complete its performance obligations within one year from the initial transaction date. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing.

The application of our revenue recognition policies and a description of our principal activities, organized by reportable segment, from which we generate our revenue, are presented below.

Tripadvisor Core Segment

Tripadvisor-branded Hotels Revenue. Our largest source of Tripadvisor Core segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which we refer to as hotel meta revenue, and is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly online travel agencies, or OTAs, and hotels. Click-based advertising is generally priced on a cost-per-click, or “CPC” basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, where the travel partner bids for rates and availability to be listed on our platform. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on the link to that travel partner’s website. Bids can be submitted periodically – as often as daily – on a property-by-property basis. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner’s website as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners monthly, consistent with the timing of the service. We also generate revenue from our cost-per-action, or “CPA” model, which consists of contextually-relevant booking links to our travel partners’ websites which are advertised on our platform. We earn a commission from our travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partner's website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers and we act as an agent under GAAP. Our performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as we have no post-booking service obligations. We recognize this revenue net of an estimate of the impact of cancellations, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable upon the completion of a traveler's stay. CPA revenue is generally billed to our travel partners monthly for traveler stays completed in that month.

In addition, we offer business-to-business, or “B2B”, solutions to hotels, including subscription-based advertising to hotels, owners of B&Bs, and other specialty lodging properties. Our performance obligation is generally to enable subscribers to advertise their businesses on our platform, as well as to manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period. Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue initially on our consolidated balance sheet for the amount of prepayment in excess of revenue recognized, until the performance obligation is satisfied. To a lesser extent, we offer travel partners the opportunity to advertise and promote their business through hotel sponsored placements on our platform. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that our travel partners pay are generally based on bids submitted as part of an auction by our travel partners. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on a link to the travel partner’s website. Bids may be submitted periodically – as often as daily – on a property-by-property basis. We record this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as our performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to our travel partners monthly, consistent with the timing of the service.

Tripadvisor-branded Display and Platform Revenue. We offer travel partners the ability to promote their brands through display-based advertising, or sometimes referred to as “media advertising”, placements across our platform. Our display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. We also sell display-based advertising to OTAs and other travel related businesses, as well as to advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or "CPM", basis. The performance obligation in our display-based advertising arrangements is to display a number of advertising impressions on our platform and we recognize revenue for impressions as they are delivered. Services are generally billed monthly. We have applied the practical expedient to measure progress toward completion, as we have the right to invoice the customer in an amount that directly corresponds with the value to the customer of our performance to date, which is measured based on impressions delivered.

Tripadvisor Experiences and Dining Revenue. We generate revenue from our experiences and restaurant service offerings on Tripadvisor-branded websites and mobile apps. Tripadvisor receives intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings, on

Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis. The performance obligations, timing of customer payments for our experiences and dining transactions, and methods of revenue recognition are consistent with the Viator and TheFork segments, as described below. In addition, Tripadvisor restaurant service offerings, or B2B restaurant offerings, generate subscription fees for subscription-based advertising to our restaurant partners that allow restaurants to manage and promote their website URL, email address, phone number, special offers and other information related to their business, as well as access to certain online reservation management services, marketing analytic tools, and menu syndication services. As the performance obligation is to provide restaurants with access to these services over a subscription period, the subscription fee revenue is recognized over the subscription period on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue initially on our consolidated balance sheet for the amount of prepayment in excess of revenue recognized, until the performance obligation is satisfied. In addition, we offer restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on our platform. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of clicks by consumers on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for media advertising placements agreed to by our restaurant partners are based on a pre-determined contractual rate. We record this click-based advertising revenue as the click occurs and diner leads are sent to the restaurant partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our restaurant partners monthly, consistent with the timing of the service.

Other Revenue. We also offer travelers alternative accommodation rentals, cruises, flights, and rental cars solutions on our platforms which complement our end-to-end travel experience. Our alternative accommodation rentals offering provides information and services that allow travelers to research and book vacation and short-term rental properties, including full homes, condominiums, villas, beach properties, cabins and cottages. Our alternative accommodation rentals offering primarily generates revenue by offering individual property owners and managers the ability to list their properties on our platform thereby connecting with travelers through a free-to-list, commission-based option. These properties are listed on our Tripadvisor-branded websites and mobile apps, and Tripadvisor's portfolio of travel media brands, including, www.flipkey.com, www.holidaylettings.co.uk, www.niumba.com, and www.vacationhomerentals.com. We earn commissions associated with rental transactions through our free-to-list model from both the traveler and the property owner or manager. We provide post-booking services to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. Under GAAP, we act as an agent in the transactions, as we do not control any properties before the property owner provides the accommodation to the traveler and do not have inventory risk. We generally collect payment from the traveler at the time of booking, representing the amount due to the property owner or manager, as well as our commission. That portion of the payment representing our commission is recorded as deferred revenue on our consolidated balance sheet until revenue is recognized, and that portion of the payment representing the amount due to the property owner is recorded as a deferred merchant payable on our consolidated balance sheet until payment is made to the property owner after the completion of the rental.

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

Viator Segment

We provide an online marketplace that allows travelers to research and book tours, activities and attractions in popular travel destinations across the globe through our Viator-branded platform, which includes website, mobile web, and mobile app. Through Viator, we also power traveler bookings of tours, activities and attractions on behalf of third-party distribution partner websites, including the Tripadvisor platform as well as many of the world’s major OTA, airlines, hotels, online and offline travel agencies, and other prominent content and eCommerce brands.

We work with local tour, activity, and experience operators (“operators”) to provide travelers (“customers”) the ability to book tours, activities and attractions, or “experiences”, in destinations around the world. We generate commissions for each booking transaction we facilitate through our online reservation system, in exchange for certain activities, including the use of the Company’s booking platform, post-booking 24/7 customer support until the time of the experience and payment processing activities as the merchant of record, which is the completion of the performance obligation. These activities are not distinct from each other and are not separate performance obligations. As a result, the Company’s single performance obligation is to facilitate an experience, which is complete upon the time the experience occurs, and when revenue is recognized. We do not control the experience or have inventory risk before the operator provides the experience to our customer and therefore act as agent for substantially all of these transactions under GAAP.

We collect payment from the customer prior to the experience occurring, which includes both our commission and the amount due to the operator. We record our commissions as deferred revenue on our consolidated balance sheet when payment is received, including amounts which are refundable subject to cancellation, until the experience occurs and revenue is recognized. The amount due to the operator is recorded as a deferred merchant payable on our consolidated balance sheet until completion of the experience, after which payment is made to the operator.

To a much lesser extent, we earn commissions from third-party distribution partners, in this case, the customers, who display and promote on their websites the operator experiences available on our platform to generate bookings. In these transactions, we are not the merchant of record, and we generally invoice and receive commissions directly from third-party distribution partners. Our performance obligation is to allow the third-party distribution partners to display and promote on their website experiences offered by operators who utilize our platform, in exchange for which, we earn a commission when travelers book and complete an experience on the third-party distribution partner's website. We do not control the service or have inventory risk, and therefore act as an agent for these transactions under GAAP. We generally receive payment prior to the experience date for these transactions, and make payments to the operators after the experience is complete. Our performance obligation is complete, and revenue is recognized at the time of the booking, as we have no post-booking obligations to the customer. We recognize this revenue net of an estimate of the impact of cancellations, which is not material, using historical cancellation rates and current trends. Contract assets are recognized for commissions that are contractually billable contingent upon completion of the experience.

TheFork Segment

We provide information and services for consumers to research and book restaurants through our online restaurant reservations platform, TheFork. We primarily generate transaction fees (or per seated diner fees) that are paid by our restaurant customers for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by our restaurant customers. We invoice restaurants monthly for transaction fees. To a lesser extent, we also generate subscription fees for providing access to certain online reservation management services, marketing analytic tools, and menu syndication services. For these services, our performance obligation is to provide restaurants with access to these services over the subscription period, which generally is one-month, and we recognize revenue once our performance obligation is met and invoice restaurants monthly for these subscription services.

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective under GAAP, which is to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 13: Segment Information,” our business consists of three reportable segments – (1) Tripadvisor Core; (2) Viator; and (3) TheFork. A reconciliation of disaggregated revenue to segment revenue is also included below:

	Three months ended March 31,
	2023	2022
Major products/revenue sources (1):	(in millions)
Tripadvisor Core
Tripadvisor-branded hotels	$168	$135
Tripadvisor-branded display and platform	30	26
Tripadvisor experiences and dining (2)	33	20
Other	13	10
Total Tripadvisor Core	244	191

Viator	115	56
TheFork	35	26
Intersegment eliminations (2)	(23)	(11)
Total Revenue	$371	$262
(1)
Our revenue is recognized primarily at a point in time for all reported segments.
(2)
Tripadvisor experiences and dining revenue within the Tripadvisor Core segment are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 13: Segment Information” for a discussion of intersegment revenue for all periods presented.

The following table provides information about the opening and closing balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers:

	March 31, 2023	December 31, 2022
	(in millions)
Accounts receivable	175	173
Contract assets	35	32
Total	$210	$205

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

Contract liabilities generally include payments received in advance of performance under the contract and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet. As of January 1, 2023 and 2022, we had $44 million and $36 million, respectively, recorded as deferred revenue on our unaudited condensed consolidated balance sheets, of which $28 million and $18 million, respectively, was recognized in revenue and $2 million was refunded due to cancellations by travelers during each of the three months ended March 31, 2023 and 2022. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations. There were no significant changes in contract assets or deferred revenue during each of the three months ended March 31, 2023 and 2022, related to business combinations, impairments, cumulative catch-ups or other material adjustments.

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

Cash, Cash Equivalents and Marketable Securities

As of March 31, 2023 and December 31, 2022, we had approximately $1.1 billion and $1.0 billion of cash and cash equivalents, respectively, which consisted of available on demand cash deposits and term deposits, as well as money market funds, with maturities of 90 days or less at the date of purchase, in each case, with major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of March 31, 2023 or December 31, 2022, and there were no purchases or sales of any marketable securities during and for the three months ended March 31, 2023 and 2022.

The following table shows our cash and cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
	(in millions)
Cash	$630	$630	$630	$821	$821	$821
Level 1:
Money market funds	302	302	302	—	—	—
Level 2:
Term deposits	200	200	200	200	200	200
Total	$1,132	$1,132	$1,132	$1,021	$1,021	$1,021

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

Derivative Financial Instruments

We use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows primarily for the Euro versus the U.S. Dollar. For the three months ended March 31, 2023 and 2022, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts are carried at fair value on our unaudited condensed consolidated balance sheet as of both March 31, 2023 and December 31, 2022. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statement of operations, which was not material during both the three months ended March 31, 2023 and 2022.

The following table shows the net notional principal amounts of our outstanding derivative instruments as of the dates presented:

	March 31, 2023	December 31, 2022
	(in millions)
Foreign currency exchange-forward contracts (1)(2)	$21	$18
(1)
Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.
(2)
The fair value of our outstanding derivatives as of March 31, 2023 and December 31, 2022, respectively, was not material. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the unaudited condensed consolidated balance sheet.

Counterparties to our outstanding forward contracts consist of major global financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We were not entered into any cash flow, fair value or net investment hedges as of March 31, 2023 and December 31, 2022.

Other Financial Assets and Liabilities

As of March 31, 2023 and December 31, 2022, financial instruments not measured at fair value on a recurring basis including accounts payable, accrued expenses and other current liabilities, and deferred merchant payables, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable and contract assets, on our unaudited condensed consolidated balance sheets, as well as certain other financial assets, were measured at amortized cost and are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected.

The following table shows the aggregate principal and fair value amount of the outstanding 2025 Senior Notes and 2026 Senior Notes as of the dates presented, which are classified as long-term debt on our unaudited condensed consolidated balance sheets and considered Level 2 fair value measurements. Refer to “Note 6: Debt” for additional information on the 2025 Senior Notes and 2026 Senior Notes.

	March 31, 2023	December 31, 2022
	(in millions)
2025 Senior Notes
Aggregate principal amount	$500	$500
Carrying value amount (1)	496	495
Fair value amount (2)	503	498

2026 Senior Notes
Aggregate principal amount	$345	$345
Carrying value amount (3)	341	341
Fair value amount (2)	283	281
(1)
Net of $4 million and $5 million of unamortized debt issuance costs as of March 31, 2023 and December 31, 2022, respectively.
(2)
We estimate the fair value of the 2025 Senior Notes and 2026 Senior Notes based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.
(3)
Net of $4 million in unamortized debt issuance costs as of both March 31, 2023 and December 31, 2022.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs as of March 31, 2023 and December 31, 2022.

Risks and Concentrations

Our business is subject to certain financial risks and concentrations, including concentration related to dependence on our relationships with our customers. For the year ended December 31, 2022, our two most significant travel partners, Expedia Group, Inc. (and its subsidiaries) and Booking Holdings, Inc. (and its subsidiaries), each accounted for 10% or more of our consolidated revenue and together accounted for approximately 35% of our consolidated revenue, with nearly all of this revenue concentrated in our Tripadvisor Core segment.

Financial instruments, which potentially subject us to concentration of credit risk, generally consist, at any point in time, of cash and cash equivalents, corporate debt securities, forward contracts, capped calls, and accounts receivable. We maintain cash balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits in the U.S. and similar programs outside the U.S. Our cash is generally composed of available on demand bank deposits or term deposits with major global financial institutions, as well as money market funds, primarily denominated in U.S. dollars, and to a lesser extent Euros, British pounds, and Australian dollars. We may invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Forward contracts and capped calls are transacted with major international financial institutions with high credit standings. Forward contracts, which, to date, have typically had maturities of less than 90 days, also mitigates risk.

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd, which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $31 million and $32 million as of March 31, 2023 and December 31, 2022, respectively, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During the three months ended March 31, 2023, we recognized $1 million, representing our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statement of operations, while this amount was not material during the three months ended March 31, 2022. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During both the three months ended March 31, 2023 and 2022, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related-party transactions, and were not material during the three months ended March 31, 2023 and 2022.

Other Long-Term Assets

The Company holds collateralized notes (the “Notes Receivable”) issued by a privately held company with a total principal amount of $20 million. The Company has classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due in June 2025 and the remaining 50% due in June 2030. As of both March 31, 2023 and December 31, 2022, the carrying value of the Notes Receivable was $9 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our unaudited condensed consolidated balance sheets at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

Other non-financial assets, such as property and equipment, goodwill, intangible assets, and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements, if necessary, are based predominately on Level 3 inputs.

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	March 31, 2023	December 31, 2022
	(in millions)
Accrued employee salary, bonus, and related benefits	$47	$65
Accrued marketing costs	69	68
Interest payable (1)	8	17
Finance lease liabilities - current portion	6	6
Operating lease liabilities - current portion	13	14
Other	68	61
Total	$211	$231
(1)
Amount relates primarily to unpaid interest accrued on the 2025 Senior Notes. Refer to “Note 6: Debt” for further information.

NOTE 6: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

March 31, 2023	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(4)	$496
2026 Senior Notes	345	(4)	341
Total Long-Term Debt	$845	$(8)	$837

December 31, 2022	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(5)	$495
2026 Senior Notes	345	(4)	341
Total Long-Term Debt	$845	$(9)	$836

Credit Facility

We are party to a credit agreement with a group of lenders initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”) with a maturity date of May 12, 2024. As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Credit Facility and had issued $4 million of undrawn standby letters of credit under the Credit Facility. For the three months ended

March 31, 2023, total interest expense and commitment fees recorded on the Credit Facility was not material. For the three months ended March 31, 2022, we recorded total interest expense and commitment fees on the Credit Facility of $1 million to interest expense on our unaudited condensed consolidated statements of operations.

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

We amended the Credit Facility during 2020 to, among other things, suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020, replacing it with a minimum liquidity covenant through June 30, 2021 (requiring the Company to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity), until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of the Company, at which time the leverage ratio covenant will be reinstated (the “Leverage Covenant Holiday”).

The Company remained in the Leverage Covenant Holiday as of March 31, 2023. Based on the Company’s existing leverage ratio, any outstanding or future borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% with a London Inter-Bank Offered Rate (“LIBOR rate”) floor of 1.00% per annum; or (ii) the Alternate Base Rate Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted LIBOR (or LIBOR multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%. In addition, based on the Company’s existing leverage ratio, we are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30% as of March 31, 2023, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and in connection with the issuance of letters of credit.

There is no specific repayment date prior to the maturity date for any borrowings under the Credit Agreement. We may voluntarily repay any outstanding borrowing under the Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we classify any borrowings under this facility as long-term debt. The Credit Agreement contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. The Credit Agreement also limits the Company from repurchasing shares of its common stock and paying dividends, among other restrictions, during the Leverage Covenant Holiday. In addition, to secure the obligations under the Credit Agreement, the Company and certain subsidiaries have granted security interests and liens in and on substantially all of their assets as well as pledged shares of certain of the Company’s subsidiaries. The Credit Agreement also contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the Credit Facility. As of March 31, 2023 and December 31, 2022, we were in compliance with our covenants.

2025 Senior Notes

On July 9, 2020, the Company completed the sale of $500 million aggregate principal amount of 7.0% Senior Notes due 2025 (the “2025 Senior Notes”), pursuant to a purchase agreement, dated July 7, 2020, among the Company, the guarantors party thereto and the initial purchasers party thereto in a private offering to qualified institutional buyers. The 2025 Senior Notes were issued pursuant to an indenture, dated July 9, 2020 (the “2025 Indenture”), among the Company, the guarantors and the trustee. The 2025 Indenture provides, among other things, that interest is payable on the 2025 Senior Notes semiannually on January 15 and July 15 of each year, and continues until their maturity date of July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.

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

As of March 31, 2023 and December 31, 2022, unpaid interest on the 2025 Senior Notes of $7 million and $16 million, respectively, was included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheet, and $9 million was recorded as interest expense on our unaudited condensed consolidated statements of operations for both the three months ended March 31, 2023 and 2022.

The 2025 Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, restrict the ability of the Company and certain of its subsidiaries to incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; create restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances or transfer assets to the Company or the restricted subsidiaries; enter into certain transactions with the Company’s affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and merge, consolidate or transfer or sell all or substantially all of the Company’s assets.

2026 Senior Notes

On March 25, 2021, we entered into a purchase agreement for the sale of $300 million aggregate principal amount of 0.25% Convertible 2026 Senior Notes due 2026 (the “2026 Senior Notes”) in a private offering to qualified institutional buyers. The 2026 Senior Notes included an over-allotment option that provided the initial purchasers of the 2026 Senior Notes with the option to purchase an additional $45 million aggregate principal amount of the 2026 Senior Notes; such over-allotment option was fully exercised. In connection with the issuance of the 2026 Senior Notes, the Company entered into an Indenture, dated March 25, 2021 (the “2026 Indenture”), among the Company, the guarantors party thereto and the trustee. The terms of the 2026 Senior Notes are governed by the 2026 Indenture. The 2026 Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Senior Notes are senior unsecured obligations of the Company, although guaranteed by certain of the Company’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year. During the three months ended March 31, 2023 and 2022, our effective interest rate, including debt issuance costs, was 0.45% and 0.52%, respectively, and total interest expense incurred from the 2026 Senior Notes was not material in any period. As of March 31, 2023 and December 31, 2022, unpaid interest on the 2026 Senior Notes was also not material.

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

The Capped Calls are considered indexed to our own stock and are considered equity classified under GAAP, and are included as a reduction to additional paid-in-capital within stockholders’ equity on the unaudited condensed consolidated balance sheets as of both March 31, 2023 and December 31, 2022. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period.

NOTE 7: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following as of the dates presented:

	March 31, 2023	December 31, 2022
	(in millions)
Unrecognized tax benefits (1)	$148	$204
Deferred gain on equity method investment (2)	28	28
Long-term income taxes payable (3)	27	27
Other	3	6
Total	$206	$265

(1)
Refer to “Note 8: Income Taxes” for information regarding our unrecognized tax benefits. Amounts include accrued interest related to this liability.
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

Our income tax provision was $58 million and $1 million for the three months ended March 31, 2023 and 2022, respectively. The change in our income tax provision during the three months ended March 31, 2023, when compared to the same period in 2022, was primarily the result of an Internal Revenue Service ("IRS") audit settlement and the adjustment to our existing transfer pricing income tax reserves for subsequent tax years recorded during the three months ended March 31, 2023. Our effective tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory rate of 21%, primarily due to the reasons noted above.

A reconciliation of the provision (benefit) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows for the periods presented:

	Three months ended March 31,
	2023	2022
	(in millions)
Income tax expense (benefit) at the federal statutory rate	$(3)	$(7)
State income taxes, net of effect of federal tax benefit	—	(1)
Unrecognized tax benefits and related interest	1	2
Stock-based compensation	2	4
Research tax credit	—	1
Change in valuation allowance	2	3
IRS audit settlement	31	—
Transfer pricing reserves adjustment	24	—
Other, net	1	(1)
Provision (benefit) for income taxes	$58	$1

Our accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of March 31, 2023, we had an accrued interest liability of $40 million, which was included in unrecognized tax benefits in other long-term liabilities on our unaudited condensed consolidated balance sheet, and no penalties were accrued.

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the 2014 through 2016 and 2018 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of March 31, 2023, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

As disclosed in previous filings, including in our Annual Report on Form 10-K for the year ended December 31, 2022, we had received Notices of Proposed Adjustments ("NOPA") from the IRS for the 2009, 2010, and 2011 tax years relating to certain transfer pricing arrangements with our foreign subsidiaries. In response, we had requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2009 through 2011 tax years. In January 2023, we received a final notice from the IRS regarding a MAP settlement for the 2009 through 2011 tax years, which the Company accepted in February 2023. In the first quarter of 2023, we recorded additional income tax expense as a discrete item, inclusive of interest, of $31 million specifically related to this settlement. We reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent tax years during the first quarter of 2023, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The total impact of these adjustments resulted in an incremental income tax expense of $55 million for the three months ended March 31, 2023.

In addition, and separately, during August 2020, we received a NOPA from the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments pertain to certain transfer pricing arrangements with our foreign subsidiaries and would result in additional income tax expense above our existing tax reserves in an estimated range of $55 million to $65 million at the close of the audit if the IRS prevails. This estimated range takes into consideration competent authority relief, existing income tax reserves, and transition tax regulations and is exclusive of deferred tax consequences and interest expense, which would also be significant. We disagree with the proposed adjustments, and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for the years discussed above, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we may be subject to significant additional tax liabilities. We have previously requested competent authority assistance under MAP for the years of 2014 through 2016 tax years. As discussed above, we reviewed our transfer pricing reserves as of March 31, 2023, based on the facts and circumstances that existed as of the reporting date, and consider them to be the Company’s best estimate as of March 31, 2023.

As of December 31, 2022, we had recorded $204 million of unrecognized tax benefits, inclusive of interest, classified as other long-term liabilities on our unaudited condensed consolidated balance sheet. As a result of the Company's acceptance of MAP with the IRS for the years 2009 through 2011, and its impact on other ongoing IRS audits, as described above, we reduced this unrecognized tax benefits liability by $59 million during the three months ended March 31, 2023, while increasing our current income taxes payable by $109 million, representing a short-term payment obligation to the IRS, and increasing our current income taxes receivable balance by $46 million, representing short-term competent authority relief, or payment due from a foreign jurisdiction. In addition, we reduced our long-term income taxes receivable, previously recorded to other long-term assets on our unaudited condensed consolidated balance sheet as of December 31, 2022, by $45 million, which represented our previous estimate of competent authority relief.

In January 2021, we received an issue closure notice from HMRC relating to adjustments for the 2012 through 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our consolidated income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position the Company has taken with regard to transfer pricing with our foreign subsidiaries is sustainable.

NOTE 9: COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, there have been no material changes to our commitments and contingencies since December 31, 2022. Refer to “Note 12: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

NOTE 10: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense related to stock-based awards, primarily stock options and restricted stock units (“RSUs"), on our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended
	March 31,
	2023	2022
	(in millions)
Selling and marketing	$4	$3
Technology and content	10	9
General and administrative	9	10
Total stock-based compensation	23	22
Income tax benefit from stock-based compensation	(5)	(4)
Total stock-based compensation, net of tax effect	$18	$18

We capitalized $2 million of stock-based compensation expense as website development costs during both the three months ended March 31, 2023 and 2022.

Stock-Based Award Activity and Valuation

2023 Stock Option Activity

A summary of our stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2022	5,462	$43.48
Granted	100	22.49
Cancelled or expired	(125)	42.92
Options outstanding at March 31, 2023	5,437	$43.11	4.8	$1
Exercisable as of March 31, 2023	3,953	$49.19	3.2	$—
Vested and expected to vest after March 31, 2023 (1)	5,292	$43.54	4.7	$1
(1)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of March 31, 2023 was $19.86. The total intrinsic value of stock options exercised was not material for both the three months ended March 31, 2023 and 2022.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	Three months ended
	March 31,
	2023	2022
Risk free interest rate	3.56%	1.53%
Expected term (in years)	5.14	5.15
Expected volatility	52.28%	50.32%
Expected dividend yield	— %	— %
Weighted-average grant date fair value	$11.16	$12.26

Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of stock options vested was $2 million and $6 million for the three months ended March 31, 2023 and 2022, respectively.

2023 RSU Activity

A summary of our RSUs activity, consisting of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2022	8,572	$28.41
Granted	5,994	22.13
Vested and released (1)	(1,548)	32.17
Cancelled	(263)	28.01
Unvested RSUs outstanding as of March 31, 2023 (2)	12,755	$25.01	$253

(1)
Inclusive of approximately 358,000 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2018 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.
(2)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

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

A summary of our performance-based RSUs ("PSUs") and market-based RSUs (“MSUs”) activity is presented below:

	PSUs (1)			MSUs (2)
		Weighted			Weighted
		Average			Average
		Grant-	Aggregate		Grant-	Aggregate
		Date Fair	Intrinsic		Date Fair	Intrinsic
	Outstanding	Value Per Share	Value	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)	(in thousands)		(in millions)
Unvested and outstanding as of December 31, 2022	—	$—		592	$10.00
Granted	546	18.45		34	14.80
Unvested and outstanding as of March 31, 2023	546	$18.45	$11	626	$10.26	$12

(1)
Represents PSUs awarded in February 2023. The PSU awards provide for vesting in two equal annual installments on each of February 15, 2024 and February 15, 2025, based on the extent to which the Company achieves certain financial metrics relative to targets established by the Company’s Compensation Committee. The estimated grant-date fair value per PSU was measured based on the quoted price of our common stock at the date of grant, calculated upon the establishment of performance targets, and will be amortized on a straight-line basis over the requisite service period. Based upon actual attainment relative to the target financial metrics, employees have the ability to receive up to 200% of the target number originally granted, or to be issued none at all.
(2)
MSUs shall vest three years from their grant date, with 25% vesting if our stock price is equal to or greater than $35.00 but less than $45.00, 50% if our stock price is equal to or greater than $45.00 but less than $55.00 and 100% if our stock price is equal to or greater than $55.00, subject to continuous employment with, or performance of services for, the Company. A Monte-Carlo simulation model, which simulated the present value of the potential outcomes of future stock prices was used to calculate the grant-date fair value of our MSU awards. The estimated grant-date fair value of these awards is amortized on a straight-line basis over the requisite service period.

Total current income tax benefits associated with the exercise or settlement of Tripadvisor stock-based awards held by our employees was $3 million and $2 million during the three months ended March 31, 2023 and 2022, respectively.

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized stock-based compensation expense and the weighted average amortization period remaining as of March 31, 2023 related to our non-vested equity awards is presented below:

	Stock
	Options	RSUs
	(in millions, except in years information)
Unrecognized stock-based compensation expense	$12	$306
Weighted average period remaining (in years)	2.9	3.2

NOTE 11: STOCKHOLDERS’ EQUITY

On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million. During the three months ended March 31, 2023 and 2022, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. As of March 31, 2023 and December 31, 2022, we had $75 million remaining available to repurchase shares of our common stock under this share repurchase program, with 18,844,614 shares of the Company’s common stock held in treasury with an aggregate cost of $722 million.

Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program discussed above in compliance with applicable legal requirements. While the Board of Directors has not suspended or terminated the share repurchase program, the terms of the Credit Agreement currently limit the Company from engaging in share repurchases during the Leverage Covenant Holiday and the terms of the 2025 Indenture also imposes certain limitations and restrictions on share repurchases. Refer to “Note 6: Debt” for further information about the Credit Agreement and the 2025 Indenture.

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

Diluted Earnings Per Share Attributable to Common Stockholders

Diluted earnings per share, or Diluted EPS, includes the potential dilution of common equivalent shares outstanding that could occur from stock-based awards and other stock-based commitments using the treasury stock method. We compute Diluted EPS by dividing net income (loss) by the sum of the weighted average number of common and common equivalent shares outstanding during the period. We compute the weighted average number of common and common equivalent shares outstanding during the period using the sum of (i) the number of shares of common stock and Class B common stock used in the Basic EPS calculation as indicated above, (ii) if dilutive, the incremental weighted average common stock that we would issue upon the assumed exercise of outstanding common equivalent shares, primarily related to stock options and the vesting of service-based restricted stock units using the treasury stock method, and (iii) if dilutive, performance-based and market-based awards based on the number of shares that would be issuable as of the end of the reporting period assuming the end of the reporting period was also the end of the contingency period.

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

In periods of net income, shares of our common stock subject to the potential conversion of the 2026 Senior Notes outstanding during the period is also included in our weighted average number of shares outstanding used to calculate Diluted EPS using the if-converted method under GAAP, as share settlement is presumed. When the convertible notes are dilutive, interest expense, net of tax, is added back to net income attributable to common stockholders to calculate diluted net income per share. The Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of March 31, 2023 and 2022, the market price of a share of our common stock did not exceed the $107.36 cap price.

In periods of a net loss, common equivalent shares are excluded from the calculation of Diluted EPS as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the three months ended March 31, 2023 and 2022, Diluted EPS is the same as Basic EPS, since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Below is a reconciliation of the weighted average number of shares of common stock outstanding used in calculating Diluted EPS for the periods presented:

	Three months ended March 31,
	2023	2022
	(shares in thousands and dollars in millions, except per share amounts)
Numerator:
Net income (loss)	$(73)	$(34)
Denominator:
Weighted average shares used to compute Basic EPS	141,451	139,092
Weighted average effect of dilutive securities:
Stock options	—	—
RSUs (including PSUs and MSUs)	—	—
2026 Senior Notes (Note 6)	—	—
Weighted average shares used to compute Diluted EPS	141,451	139,092
Basic EPS	$(0.52)	$(0.24)
Diluted EPS	$(0.52)	$(0.24)

Potential common shares, consisting of outstanding stock options, RSUs, and those issuable under the 2026 Senior Notes, totaling approximately 22.9 million shares and 19.0 million shares for the three months ended March 31, 2023 and 2022, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares from certain performance-based awards of approximately 1.2 million and 0.1 million for the three months ended March 31, 2023 and 2022, respectively, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. In addition, our non-vested RSUs are entitled to dividend equivalents, which are payable to the holder subject to, and only upon vesting of, the underlying awards and are therefore forfeitable. Given such dividend equivalents are forfeitable, we do not consider them to be participating securities and, consequently, they are not subject to the two‑class method of determining earnings per share.

NOTE 13: SEGMENT INFORMATION

We have three reportable segments: (1) Tripadvisor Core; (2) Viator; and (3) TheFork. Our Tripadvisor Core segment includes the following revenue sources: (1) Tripadvisor-branded hotels – consisting of hotel meta revenue, primarily click-based advertising revenue, and hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue; (2) Tripadvisor-branded display and platform revenue – consisting primarily of display-based advertising revenue; (3) Tripadvisor experiences and dining revenue – consisting of intercompany (intersegment) revenue related to affiliate marketing commissions earned primarily from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork segments, respectively, which are eliminated on a consolidated basis, in addition to external revenue generated from Tripadvisor restaurant service offerings; and (4) Other revenue – consisting of cruises, alternative accommodation rentals, flights, and rental cars revenue. The nature of the services provided and related revenue recognition policies are summarized by reportable segment in “Note 3: Revenue Recognition.”

Our operating segments are determined based on how our chief executive officer, who also serves as our chief operating decision maker (“CODM") manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of resources. Adjusted EBITDA is our segment profit measure and a key measure used by our CODM and Board of Directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. We define Adjusted EBITDA as net income (loss) plus: (1) (provision) benefit for income taxes; (2) other income (expense), net; (3) depreciation and amortization; (4) stock-based compensation and other stock-settled obligations; (5) goodwill, long-lived asset, and intangible assets impairments; (6) legal reserves and settlements; (7) restructuring and other related reorganization costs; and (8) non-recurring expenses and income.

Direct costs are included in the applicable operating segments, including certain corporate general and administrative personnel costs, which have been allocated to each segment. We base these allocations on time-spent analyses, headcount, and other allocation methods we believe are reasonable. We do not allocate certain shared expenses to our reportable segments, such as certain information system costs, technical infrastructure costs, and other costs supporting the Tripadvisor platform and operations, that we do not believe are a material driver of individual segment performance, which is consistent with the financial information used by our CODM. We include these expenses in our Tripadvisor Core segment. Our allocation methodology is periodically evaluated and may change.

The following tables present our reportable segment information for the three months ended March 31, 2023 and 2022 and include a reconciliation of Adjusted EBITDA to Net income (loss). We record depreciation and amortization, stock-based compensation and other stock-settled obligations, goodwill, long-lived asset and intangible asset impairments, legal reserves and settlements, restructuring and other related reorganization costs, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in Corporate and Eliminations. In addition, we do not report total assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Tripadvisor Core segment to both our Viator and TheFork segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within the “Corporate & Eliminations” columns in the tables below.

	Three months ended March 31, 2023
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$221	$115	$35	$—	$371
Intersegment revenue	23	—	—	(23)	—
Total Revenue	$244	$115	$35	$(23)	$371
Adjusted EBITDA	72	(30)	(9)	—	33
Depreciation and amortization				(21)	(21)
Stock-based compensation				(23)	(23)
Non-recurring income (expense) (4)				(3)	(3)
Operating income (loss)					(14)
Other income (expense), net					(1)
Income (loss) before income taxes					(15)
(Provision) benefit for income taxes					(58)
Net income (loss)					(73)

	Three months ended March 31, 2022
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$180	$56	$26	$—	$262
Intersegment revenue	11	—	—	(11)	—
Total Revenue	$191	$56	$26	$(11)	$262
Adjusted EBITDA	55	(20)	(8)	—	27
Depreciation and amortization				(25)	(25)
Stock-based compensation				(22)	(22)
Operating income (loss)					(20)
Other income (expense), net					(13)
Income (loss) before income taxes					(33)
(Provision) benefit for income taxes					(1)
Net income (loss)					(34)
(1)
Corporate general and administrative personnel costs of $2 million for both the three months ended March 31, 2023 and 2022, were allocated to the Viator and TheFork segments.
(2)
Includes allocated corporate general and administrative personnel costs from the Tripadvisor Core segment of $1 million each of the three months ended March 31, 2023 and 2022.

(3)
Includes allocated corporate general and administrative personnel costs from the Tripadvisor Core segment of $1 million each of the three months ended March 31, 2023 and 2022.
(4)
The Company expensed $3 million of previously capitalized transaction costs during the three months ended March 31, 2023 to general and administrative expenses on our unaudited condensed consolidated statement of operations. The Company considers such costs to be non-recurring in nature.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Tripadvisor Core’s purpose is to empower everyone to be a better traveler by serving as the world’s most trusted and essential travel guidance platform. Since Tripadvisor’s founding in 2000, the Tripadvisor brand has developed a relationship of trust and community with travelers and experience seekers by providing an online global platform for travelers to discover, generate, and share authentic user-generated content, or UGC, in the form of ratings and reviews for destinations, points-of-interest, or POIs, experiences, alternative accommodation rentals, restaurants, and cruises in over 40 countries and over 20 languages across the world. As of December 31, 2022, Tripadvisor offered more than 1 billion user-generated ratings and reviews on nearly 8 million experiences, accommodations, restaurants, airlines, and cruises. Tripadvisor’s online platform attracts one of the world’s largest travel audiences, with hundreds of millions of visitors annually.

Viator’s purpose is to bring more wonder into the world—to bring extraordinary, unexpected, and forever memorable experiences to more people, more often, wherever they are traveling. In doing so, Viator elevates tens of thousands of businesses, large and small. Viator delivers on its purpose by enabling travelers to discover and book iconic, unique and memorable experiences from operators around the globe. Viator's online marketplace is comprehensive and easy-to-use, connecting millions of travelers to the world’s largest supply of bookable tours, activities and attractions—over 300,000 experiences from more than 50,000 operators as of December 31, 2022. Viator is an experiences OTA singularly focused on the needs of both travelers and operators with the largest supply of bookable experiences available to travelers.

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

The Tripadvisor group is united in a shared purpose and vision, but operates different value creation strategies for each segment. We manage priorities and levels of investment based upon factors that include the size and maturity of each segment, the size and maturity of the addressable market, growth opportunities, and competitive positioning.

In our Tripadvisor Core segment, we offer a compelling value proposition to both travelers and partners across a number of key categories that include accommodations, experiences, and media. This value proposition is delivered through a collection of durable assets that we believe is difficult to replicate: a trusted brand, authentic UGC, a large community of contributors, and one of the largest global travel audiences. Our strategy in this segment is to leverage these core assets as well as our technology capabilities to provide travelers with a compelling user experience that helps travelers make the best decisions in each phase of their travel journey, including pre-trip planning, in-destination, and post-trip sharing. We intend to drive new traveler acquisition and repeat audience engagement on our platform by offering meaningful travel guidance solutions and services that reduce friction in the traveler journey and create a deeper, more persistent relationship with travelers. We evaluate investment opportunities across data, product, marketing, and technology that we believe will improve the monetization of our audience through deeper engagement, which, in turn, we expect will drive more value to our partners.

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

We expect to drive growth across the Tripadvisor group through organic investment in data, products, marketing and technology to further enhance the value we deliver to travelers and partners across our brands, platforms, and segments. In addition, we may accelerate growth inorganically by opportunistically pursuing strategic acquisitions.

In particular, the Tripadvisor Core segment plays an important role in our portfolio. For over two decades, we believe we have built difficult to replicate assets such as a trusted brand, authentic content, a large community of contributors, and one of the largest global travel audiences available. Our long-term strategy for the Tripadvisor Core segment builds on our heritage and the reasons hundreds of millions of travelers come to Tripadvisor each year. Fundamental to this strategy will be: (1) innovating world-class travel guidance and planning products to help travelers make confident decisions in a world where it is hard to find advice you can trust; (2) prioritizing deeper engagement with travelers by leveraging our rich data and technology assets to provide more relevant, curated, and contextual content throughout the traveler journey; and (3) driving a step change in the value we can deliver to our partners by accelerating and diversifying the monetization of our valuable audience across key categories, including hotel meta, media advertising, and experiences. Taken together, and underpinned by a foundation of operational execution excellence, these strategic priorities are integrated and reinforcing, powered by first party data and signals of intent. We believe an increasingly personalized experience delivers more relevance, greater engagement, and more opportunities for monetization; and that with each interaction we can serve travelers better.

Trends

The online travel industry in which we operate is large, highly dynamic and competitive. We describe below current trends affecting our overall business and reportable segments, including uncertainties that may impact our ability to execute on our objectives and strategies. Health-related events, such as a pandemic, political instability, geopolitical conflicts, acts of terrorism, fluctuations in currency values, changes in global economic conditions, including the impact of a potential U.S. recession, and increased inflation, are examples of other events that could have a negative impact on the travel industry, and as a result, our financial results in the future.

Our consolidated revenue for the three months ended March 31, 2023 was $371 million, an increase of 42%, when compared to the same period in 2022. In the first quarter of 2023, we continued to observe strong consumer travel demand for our products and services in our core geographies of North America and Europe across all our segments. During the first quarter of 2022, we experienced a significant negative impact from the Omicron variant, across our business, which also contributed to the year-over-year revenue growth rate during the first quarter of 2023. Asia-Pacific, which represents a small portion of our overall business, has been slower to recover due to longer and sustained travel restrictions as a result of the COVID-19 pandemic. However, in the first quarter of 2023, travel restrictions across Asia began to ease relative to 2022, contributing to increased year-over-year revenue growth within this region.

In response to increased consumer travel demand across all our segments, we continued to increase performance marketing investments during the first quarter of 2023. In Tripadvisor Core, we continue to observe strong performance in hotel meta primarily driven by increased CPC pricing. This environment continued to allow us to increase performance marketing at a profitable ROAS (return on advertising spend), while our direct traffic, including SEO (search engine optimization) or free traffic, continued to be slower to recover. Prior to Google introducing changes to its SERP (search engine results page), we generated a significant amount of direct traffic from search engines, such as Google, through strong SEO performance. We believe our SEO traffic acquisition performance has been negatively impacted in the past, and may be impacted in the future by search engines (primarily Google) increasing the prominence of their own products in search results. Over the long-term, we are focused on driving a greater percentage of our traffic from direct sources and channels which are more profitable than performance marketing channels.

The global experiences market is large, growing, and highly fragmented, with the vast majority of bookings still occurring through traditional offline sources. We are observing a secular shift, however, as this market continues to grow and accelerate the pace of online adoption. Likewise, the global restaurants category is also benefiting from increased online adoption by both consumers and partners, particularly in Europe. Given the competitive positioning of our businesses relative to the attractive growth prospects in these categories, we expect to continue to invest in these categories across the Tripadvisor group, and in particular, within the Viator and TheFork segments, to continue accelerating revenue growth, operating scale, and market share gains for the long-term.

Employees

As of March 31, 2023, the Company had approximately 3,115 employees. Approximately 56%, 34%, and 10% of the Company’s current employees are based in Europe, the U.S., and the rest of world, respectively. Additionally, we use independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, which factors include further significant shifts in our business mix, adverse economic conditions, or health-related events.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Significant Accounting Policies and New Accounting Pronouncements

There have been no material changes to our significant accounting policies since December 31, 2022, as compared to those described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Statements of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended March 31,		% Change
	2023	2022	2023 vs. 2022
Revenue	$371	$262	42%

Costs and expenses:
Cost of revenue	29	22	32%
Selling and marketing	219	141	55%
Technology and content	68	54	26%
General and administrative	48	40	20%
Depreciation and amortization	21	25	(16)%
Total costs and expenses:	385	282	37%
Operating income (loss)	(14)	(20)	(30)%
Other income (expense)
Interest expense	(11)	(12)	(8)%
Interest income	11	1	1000%
Other income (expense), net	(1)	(2)	(50)%
Total other income (expense), net	(1)	(13)	(92)%
Income (loss) before income taxes	(15)	(33)	(55)%
(Provision) benefit for income taxes	(58)	(1)	5700%
Net income (loss)	$(73)	$(34)	115%

Other Financial Data:
Adjusted EBITDA (1)	$33	$27	22%

(1) Adjusted EBITDA is considered a non-GAAP measure as defined by the SEC. Please refer to “Adjusted EBITDA” below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

	Three months ended March 31,		% Change
	2023	2022	2023 vs. 2022
Revenue by Segment:	(in millions)
Tripadvisor Core (1)	$244	$191	28%
Viator	115	56	105%
TheFork	35	26	35%
Intersegment eliminations (1)	(23)	(11)	109%
Total revenue	$371	$262	42%
Adjusted EBITDA by Segment:
Tripadvisor Core	$72	$55	31%
Viator	(30)	(20)	50%
TheFork	(9)	(8)	13%
Total Adjusted EBITDA	$33	$27	22%
Adjusted EBITDA Margin by Segment (2):
Tripadvisor Core	30%	29%
Viator	(26)%	(36)%
TheFork	(26)%	(31)%

(1)
Tripadvisor Core segment revenue figures are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. Refer to “Note 13: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for a discussion of intersegment revenue for all periods presented.
(2)
“Adjusted EBITDA Margin by Segment” is defined as Adjusted EBITDA by segment divided by revenue by segment.

Tripadvisor Core Segment

Tripadvisor Core segment revenue increased by $53 million, or 28%, during the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to increased hotel meta revenue, and, to a lesser extent, an increase in Tripadvisor experiences and dining and Tripadvisor-branded display and platform revenue, all of which was primarily driven by increased consumer travel demand, in addition to the negative impact on this segment’s revenue from the Omicron variant in the first quarter of 2022.

Adjusted EBITDA in our Tripadvisor Core segment increased $17 million, or 31%, during the three months ended March 31, 2023, when compared to the same period in 2022. This was primarily due to an increase in revenue as noted above, partially offset by an increase in direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increased consumer travel demand, and to a lesser extent, increased personnel and overhead costs to support business growth related to the travel demand recovery during 2022.

The following is a detailed discussion of the revenue sources within our Tripadvisor Core segment:

	Three months ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in millions)
Tripadvisor Core:
Tripadvisor-branded hotels	$168	$135	24%
Tripadvisor-branded display and platform	30	26	15%
Tripadvisor experiences and dining (1)	33	20	65%
Other	13	10	30%
Total Tripadvisor Core Revenue	$244	$191	28%
(1)
Tripadvisor experiences and dining revenue within the Tripadvisor Core segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. Refer to “Note 13: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for a discussion of intersegment revenue for all periods presented.

Tripadvisor-branded Hotels Revenue

For the three months ended March 31, 2023 and 2022, 69% and 71%, respectively, of our Tripadvisor Core segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue increased $33 million during the three months ended March 31, 2023 when compared to the same period in 2022. This increase was primarily driven by improved hotel meta revenue across all geographic markets, as well as improved hotel B2B revenue, primarily driven by increased consumer travel demand compared to the first quarter of 2022, which was negatively impacted by the Omicron variant. As consumer travel demand increased, the Company saw continued improvement in hotel meta monetization, as CPC rates increased when compared to the same quarter of 2022, which enabled increased efficient marketing investment on performance channels.

Tripadvisor-branded Display and Platform Revenue

For the three months ended March 31, 2023 and 2022, 12% and 14%, respectively, of Tripadvisor Core segment revenue was derived from our Tripadvisor-branded display and platform revenue, which consists of revenue from Tripadvisor-branded display-based advertising (or “media advertising”) across our platform. Tripadvisor-branded display and platform revenue increased by $4 million during the three months ended March 31, 2023 when compared to the same period in 2022, primarily driven by an increase in marketing spend from our advertisers, in correlation with increased consumer travel demand.

Tripadvisor Experiences and Dining Revenue

For the three months ended March 31, 2023 and 2022, 14% and 10%, respectively, of our Tripadvisor Core segment revenue was derived from our Tripadvisor experiences and dining revenue, which includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to revenue earned from Tripadvisor's restaurants service offerings. Tripadvisor experiences and dining revenue increased by $13 million during the three months ended March 31, 2023 when compared to the same period in 2022, primarily driven by marketing investment on performance channels to capture increased demand, conversion rate improvements and enhancements to our online user experience.

Other Revenue

For each of the three months ended March 31, 2023 and 2022, 5% of our Tripadvisor Core segment revenue was derived from Other revenue, which includes alternative accommodation rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from our cruise, flights, and rental cars offerings on Tripadvisor websites and mobile apps. Other revenue increased by $3 million during the three months ended March 31, 2023 when compared to the same period in 2022, primarily due to strong performance in our cruise category as the cruise industry continues to recover.

Viator Segment

Viator segment revenue increased by $59 million, or 105%, during the three months ended March 31, 2023 when compared to the same period in 2022, primarily driven by increased consumer demand for experiences across all geographies. Viator is also benefitting from a larger macro trend, or secular shift, as the large global market in which it operates continues to grow and migrate online from traditional offline sources. In addition, we estimate this segment's revenue growth rate was negatively impacted by foreign currency fluctuations of approximately 10% during the three months ended March 31, 2023 when compared to the same period in 2022.

Adjusted EBITDA loss in our Viator segment increased by $10 million during the three months ended March 31, 2023 when compared to the same period in 2022. This increase was primarily due to an increase in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and other marketing costs in response to increased consumer demand for experiences and to grow market share, and, to a lesser extent, an increase in direct costs from credit card payments and other revenue-related transaction costs in direct correlation with the increase in revenue. In addition, personnel and overhead costs increased to support business growth related to consumer demand and travel demand recovery during 2022. This was largely offset by an increase in revenue as noted above.

TheFork Segment

TheFork segment revenue increased by $9 million, or 35%, during the three months ended March 31, 2023 when compared to the same period in 2022. This improvement was driven by increased consumer travel demand compared to the first quarter of 2022, which was negatively impacted by the Omicron variant. In addition, we estimate this segment's revenue growth rate was negatively impacted by foreign currency fluctuations of approximately 6% during the three months ended March 31, 2023 when compared to the same period in 2022.

Adjusted EBITDA loss in TheFork segment increased by $1 million during the three months ended March 31, 2023 when compared to the same period in 2022, primarily due to an increase in selling and marketing expenses related to television advertising costs, in response to consumer travel and local demand recovery as COVID-19 related government restrictions on restaurants were lifted during 2022 and, to a lesser extent, an increase in personnel and overhead costs to support business growth related to the travel demand recovery during 2022. This was largely offset by an increase in revenue as noted above.

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

	Three months ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in millions)
Direct costs	$22	$15	47%
Personnel and overhead	7	7	0%
Total cost of revenue	$29	$22	32%
% of revenue	7.8%	8.4%

Cost of revenue increased $7 million during the three months ended March 31, 2023 when compared to the same period in 2022, the majority of which was due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs in our Viator segment in direct correlation with the increase in revenue, as Viator serves as the merchant of record for the majority of its experience booking transactions.

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

	Three months ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in millions)
Direct costs	$164	$94	74%
Personnel and overhead	55	47	17%
Total selling and marketing	$219	$141	55%
% of revenue	59.0%	53.8%

Direct selling and marketing costs increased $70 million during the three months ended March 31, 2023 when compared to the same period in 2022, while direct selling and marketing costs as a percentage of consolidated revenue was 44% during the three months ended March 31, 2023, an increase from 36% when compared to the same period in 2022, primarily due to increased marketing investments related to growth opportunities in our experiences category.

The increase in direct selling and marketing costs was primarily due to an increase of approximately $63 million in paid online traffic acquisition costs, including SEM and other paid online traffic acquisition spend, and also other marketing costs, the substantial majority of which was incurred within our Viator and Tripadvisor Core segments, in order to capture increased consumer travel demand and investment in the marketing of our experiences offerings within these segments, as well as, and to a lesser extent, increased television advertising costs of $6 million in TheFork segment in order to increase brand awareness.

Personnel and overhead costs increased $8 million during the three months ended March 31, 2023 when compared to the same period in 2022, primarily due to an increase in headcount and contingent staff to support business growth related to the travel demand recovery during 2022.

Technology and Content

Technology and content expenses consist primarily of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense, and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our platform. Other costs include licensing, maintenance, computer supplies, telecom, content translation and localization, and consulting.

	Three months ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in millions)
Personnel and overhead	$60	$48	25%
Other	8	6	33%
Total technology and content	$68	$54	26%
% of revenue	18.3%	20.6%

Technology and content costs increased $14 million during the three months ended March 31, 2023 when compared to the same period in 2022, primarily due to increased personnel and overhead costs resulting from additional headcount and contingent staff to support business growth related to the travel demand recovery during 2022.

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

	Three months ended March 31,		% Change
	2023	2022	2023 vs. 2022
	(in millions)
Personnel and overhead	$34	$31	10%
Professional service fees and other	14	9	56%
Total general and administrative	$48	$40	20%
% of revenue	12.9%	15.3%

General and administrative costs increased $8 million during the three months ended March 31, 2023 when compared to the same period in 2022, the majority due to a $5 million increase in professional service fees and other costs, primarily due to a non-recurring cost of $3 million related to previously capitalized transaction costs and increased digital service tax costs. In addition, an increase in personnel and overhead costs of $3 million was driven by additional headcount to help support business growth related to the travel demand recovery during 2022.

Depreciation and Amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use (“ROU”) assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Three months ended March 31,
	2023	2022
	(in millions)
Depreciation	$19	$22
Amortization of intangible assets	2	3
Total depreciation and amortization	$21	$25
% of revenue	5.7%	9.5%

Depreciation and amortization decreased $4 million during the three months ended March 31, 2023 when compared to the same period in 2022, primarily due to the completion of amortization related to certain intangible assets from business acquisitions and capitalized website development costs in previous years.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to the Credit Facility, 2025 Senior Notes, 2026 Senior Notes, as well as interest on finance leases.

	Three months ended March 31,
	2023	2022
	(in millions)
Interest expense	$(11)	$(12)

The majority of interest expense reported during the three months ended March 31, 2023 and 2022 was related to the 2025 Senior Notes. Refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on the 2025 Senior Notes.

Interest Income

Interest income primarily consists of interest earned from bank deposits available on demand, term deposits, money market funds, and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Three months ended March 31,
	2023	2022
	(in millions)
Interest income	$11	$1

Interest income increased $10 million during the three months ended March 31, 2023 when compared to the same period in 2022, primarily due to an increase in the average amount of cash invested and increased interest rates received on bank and term deposits, and return on money market funds during the quarter.

Other Income (Expense), Net

Other income (expense), net generally consists of net foreign exchange gains and losses, forward contract gains and losses, earnings/(losses) from equity method investments, gain/(loss) and impairments on non-marketable investments, gain/(loss) on sale/disposal of businesses, and other non-operating income (expenses).

	Three months ended March 31,
	2023	2022
	(in millions)
Other income (expense), net	$(1)	$(2)

Other expense, net decreased $1 million during the three months ended March 31, 2023 when compared to the same period in 2022, primarily due to net foreign exchange gains and losses related to foreign currency fluctuations.

(Provision) Benefit for Income Taxes

	Three months ended March 31,
	2023	2022
	(in millions)
(Provision) benefit for income taxes	$(58)	$(1)
Effective tax rate	(386.7%)	(3.0%)

Our first quarter of 2023 effective tax rate differs from the U.S. federal statutory rate of 21%, primarily as a result of a discrete item recorded during the quarter, as described below.

We recorded an income tax provision of $58 million for the three months ended March 31, 2023. The change in our income tax provision and our effective tax rate during the three months ended March 31, 2023, when compared to the same period in 2022, was primarily the result of an IRS audit settlement and the adjustment to our existing transfer pricing income tax reserves for subsequent tax years, totaling $55 million, recorded during the three months ended March 31, 2023. Refer to “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Net income (loss)

	Three months ended March 31,
	2023	2022
	(in millions)
Net income (loss)	$(73)	$(34)
Net income (loss) margin	(19.7%)	(13.0%)

Net loss increased by $39 million during the three months ended March 31, 2023 when compared to the same period in 2022. The increase in net loss was largely driven by increased direct selling and marketing costs in response to increasing consumer travel demand and to grow market share, as well as an incremental income tax expense of $55 million during the first quarter as a result of an IRS audit settlement and the adjustment to our existing transfer pricing income tax reserves for subsequent tax years and, to a lesser extent, an increase in personnel and overhead costs to help support business growth and increased direct costs from credit card payment and other revenue-related transaction costs in direct correlation with the increase in experiences revenue during the three months ended March 31, 2023, all of which is described in more detail above under “Consolidated Expenses,” largely offset by an increase in revenue, as described in more detail above under “Revenue and Segment Information.”

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

Adjusted EBITDA is also our segment profit measure and a key measure used by our management and Board of Directors to understand and evaluate the financial performance of our business and on which internal budgets and forecasts are based and approved. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons and better enables management and investors to compare financial results between periods as these costs may vary independent of ongoing core business performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. We define Adjusted EBITDA as net income (loss) plus: (1) (provision) benefit for income taxes; (2) other income (expense), net; (3) depreciation and amortization; (4) stock-based compensation and other stock-settled obligations; (5) goodwill, long-lived asset, and intangible assets impairments; (6) legal reserves and settlements; (7) restructuring and other related reorganization costs; and (8) other non-recurring expenses and income.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2023	2022
	(in millions)
Net income (loss)	$(73)	$(34)
Add: Provision (benefit) for income taxes	58	1
Add: Other expense (income), net	1	13
Add: Non-recurring (income) expense (1)	3	—
Add: Stock-based compensation	23	22
Add: Depreciation and amortization	21	25
Adjusted EBITDA	$33	$27
(1)
The Company expensed $3 million of previously capitalized transaction costs during the first quarter of 2023 to general and administrative expenses on our unaudited condensed consolidated statement of operations. The Company considers such costs to be non-recurring in nature.

Related Party Transactions

For information on our relationship with LTRIP, which may be deemed to beneficially own equity securities representing 56% of our voting power as of March 31, 2023, refer to “Note 1: Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report. We had no related party transactions with LTRIP during both the three months ended March 31, 2023 and 2022.

Stock-Based Compensation

Refer to “Note 10: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on current year equity award activity, including the issuance of nearly 6.0 million service-based RSUs with a weighted average grant-date fair value of $22.13 during the three months ended March 31, 2023.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under the Credit Facility. As of March 31, 2023 and December 31, 2022, we had approximately $1.1 billion and $1.0 billion, respectively, of cash and cash equivalents, and $496 million of available borrowing capacity under the Credit Facility. As of March 31, 2023, approximately $210 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which nearly 45% was located in the U.K. As of March 31, 2023, the significant majority of our cash was denominated in U.S. dollars.

As of March 31, 2023, we had $471 million of cumulative undistributed earnings in foreign subsidiaries that are no longer considered to be indefinitely reinvested. As of March 31, 2023, we maintained a deferred income tax liability on our unaudited condensed consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested.

As of March 31, 2023, we are party to the Credit Agreement, which, among other things, provides for a $500 million revolving credit facility with a maturity date of May 12, 2024. The Company may borrow from the Credit Facility in U.S. dollars and Euros. The Credit Facility requires us to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.

We amended the Credit Facility during 2020 to, among other things, suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020, replacing it with a minimum liquidity covenant through June 30, 2021 (requiring the Company to maintain $150 million of unrestricted cash, cash equivalent and short-term investments less deferred merchant payables plus available revolver capacity), until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of the Company, at which time the leverage ratio covenant will be reinstated.

The Company remained in the Leverage Covenant Holiday as of March 31, 2023. Based on the Company’s existing leverage ratio, any outstanding or future borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% with a London Inter-Bank Offered Rate (“LIBOR rate”) floor of 1.00% per annum; or (ii) the Alternate Base Rate Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted LIBOR (or LIBOR multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%. In addition, based on the Company’s existing leverage ratio, we are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30% as of March 31, 2023, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and in connection with the issuance of letters of credit. The Credit Facility includes restrictions on the Company’s ability to make certain payments and distributions, including share repurchases and dividends.

As of March 31, 2023 and December 31, 2022, we had no outstanding borrowings and were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday ceases, based on our current projections, we do not believe there is a material risk that we will not remain in compliance throughout the next twelve months.

As of March 31, 2023, the Company had $845 million in long-term debt, as a result of the issuance of the 2025 Senior Notes in July 2020 and 2026 Senior Notes in March 2021, as discussed below.

In July 2020, the Company completed the sale of $500 million in 2025 Senior Notes. The 2025 Senior Notes provide, among other things, that interest, at an interest rate of 7.0% per annum, is payable on January 15 and July 15 of each year until their maturity on July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries. In March 2021, the Company completed the sale of $345 million of the 2026 Senior Notes. The 2026 Senior Notes provide, among other things, that interest, at an interest rate of 0.25% per annum, is payable on April 1 and October 1 of each year until their maturity on April 1, 2026. The 2026 Senior Notes are senior unsecured obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.

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

For further information related to the Credit Facility, 2025 Senior Notes, and 2026 Senior Notes, refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report.

As of March 31, 2023, we had $75 million remaining available to repurchase shares of our common stock under our existing share repurchase program authorized by our Board of Directors. During the three months ended March 31, 2023 and 2022, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. The terms of the Credit Agreement were amended to limit the Company from share repurchases during the Leverage Covenant Holiday and the terms of the 2025 Indenture related to the 2025 Senior Notes also impose certain limitations and restrictions on share repurchases.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows during the year related to working capital. From our experience bookings, we receive cash from travelers at the time of booking or prior to the occurrence of an experience, and we record these amounts, net of commissions, on our consolidated balance sheet as deferred merchant payables. We pay the experience operator, or the experience supplier, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the experience operator and this operating cycle represents a source or use of cash to us. During the first half of the year, experiences bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors, such as a resurgence of COVID-19, may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows. For example, our “Reserve Now, Pay Later” payment option, which allows our travelers the option to reserve certain experiences and defer payment until a date no later than two days before the experience date, which although growing is still used in the minority of bookings to date, may continue to increase, and affect the timing of our future cash flows and working capital.

As discussed in “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report, we received a final notice regarding a MAP settlement for the 2009 through 2011 tax years in January 2023, which the Company subsequently accepted in February 2023. Accepting this MAP settlement will result in an estimated net cash outflow of $60 million to $70 million, inclusive of related interest expense, which is expected to be substantially paid by the Company in the next twelve months.

Furthermore, as discussed in “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1, during August 2020 we separately received a NOPA issued by the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in additional income tax expense above our existing tax reserves in an estimated range of $55 million to $65 million, exclusive of interest expense, at the close of the audit if the IRS prevails. In addition, we received an issue closure notice from HMRC relating to adjustments for 2012 through 2016 tax years in January 2021. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our consolidated income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. Although the ultimate timing for resolution of these matters is uncertain, any future payments would negatively impact our operating cash flows.

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

Our cash flows for the three months ended March 31, 2023 and 2022, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
	2023	2022
	(in millions)
Net cash provided by (used in):
Operating activities	$135	$86
Investing activities	(16)	(14)
Financing activities	(11)	(10)

During the three months ended March 31, 2023, our primary source of cash was from operations, while our primary use of cash was from financing activities (including payment of withholding taxes on net share settlements of our equity awards of $9 million), and investing activities (including capital expenditures of $16 million). This use of cash was funded with cash and cash equivalents and cash flows from operations.

During the three months ended March 31, 2022, our primary source of cash was from operations, while our primary use of cash was financing activities (including payment of withholding taxes on net share settlements of our equity awards of $8 million), and investing activities (including capital expenditures incurred during the three months ended March 31, 2022 of $14 million). This use of cash was funded with cash and cash equivalents, and cash flows from operations.

Net cash provided by operating activities for the three months ended March 31, 2023 increased $49 million when compared to the same period in 2022, primarily due to an increase in working capital of $88 million, largely driven by increased income tax expense as a result of a discrete tax item pertaining to an IRS audit settlement, and related increase in transfer pricing income tax reserves, as discussed above, an increase in deferred revenue and deferred merchant payables resulting from cash received in advance for experiences bookings, net of cancellations, reflecting experiences bookings growth and seasonality, and the timing of when cash is received from travelers and then remitted to experience operators, in addition to the timing of and improvement in collection from customers, resulting in increased cashflows from accounts receivable. These increases were partially offset by an increase in net loss of $39 million as well as increased cash outflows from accounts payable due to timing of vendor payments.

Net cash used in investing activities for the three months ended March 31, 2023 increased by $2 million when compared to the same period in 2022, due to an increase in capital expenditures in the business.

Net cash used in financing activities for the three months ended March 31, 2023 was materially consistent when compared to the same period in 2022.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2022. As of March 31, 2023, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our contractual obligations and commercial commitments.

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

By virtue of consolidated income tax returns previously filed with Expedia, we are currently under an IRS audit for the 2009, 2010 and short-period 2011 tax years. We are separately under examination by the IRS for the 2014 through 2016 and 2018 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2009. As of March 31, 2022, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HMRC audit.

As disclosed in previous filings, including in our Annual Report on Form 10-K for the year ended December 31, 2022, we had received a NOPA from the IRS for the 2009, 2010, and 2011 tax years relating to certain transfer pricing arrangements with our foreign subsidiaries. In response, we had requested competent authority assistance under the MAP for the 2009 through 2011 tax years. In January 2023, we received a final notice from the IRS regarding a MAP settlement for the 2009 through 2011 tax years, which the Company accepted in February 2023. In the first quarter of 2023, we recorded additional income tax expense as a discrete item, inclusive of interest, of $31 million specifically related to this settlement. We reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent tax years during the first quarter of 2023, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The total impact of these adjustments resulted in an incremental income tax expense of $55 million for the three months ended March 31, 2023.

In addition, and separately, during August 2020, we received a Notice of Proposed Adjustment from the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments pertain to certain transfer pricing arrangements with our foreign subsidiaries and would result in additional income tax expense above our existing tax reserves in an estimated range of $55 million to $65 million at the close of the audit if the IRS prevails. This estimated range takes into consideration competent authority relief, existing income tax reserves, and transition tax regulations and is exclusive of deferred tax consequences and interest expense, which would also be significant. We disagree with the proposed adjustments, and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for the years discussed above, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we may be subject to significant additional tax liabilities. We have previously requested competent authority assistance under MAP for the years of 2014 through 2016 tax years. As discussed above, we have reviewed our transfer pricing reserves as of March 31, 2023, based on the facts and circumstances that existed as of the reporting date, and consider them to be the Company’s best estimate as of March 31, 2023.

In January 2021, we received an issue closure notice from HMRC relating to adjustments for the 2012 through 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our consolidated income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position the Company has taken with regard to transfer pricing with our foreign subsidiaries is sustainable.

Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project to address the tax challenges arising from digitalization. The OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. In October 2021, more than 130 countries tentatively signed on to a framework, which calls for a minimum tax rate on corporations of 15% and a reallocation of profits from the largest and most profitable businesses to countries where they make sales. The proposed framework, once enacted, envisages new international tax rules and the removal of all digital services taxes. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations is uncertain. As the OECD/G20 continues to drive toward a consensus framework, several countries which have previously enacted unilateral digital services tax initiatives, such as France, Italy, Spain, and the U.K., will continue to impose these revenue-based taxes until implementation of the consensus framework. Further, certain U.S. states, such as Maryland, have deployed comparable digital services tax initiatives, and we continue to monitor these developments to determine the financial impact to the Company. During the three months ended March 31, 2023 and 2022, we recorded $2 million and $1 million, respectively, of digital service tax to general and administrative expense on our unaudited condensed consolidated statement of operations.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our unaudited condensed consolidated balance sheet, which was not material as of March 31, 2023. As of March 31, 2023, $471 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

Refer to “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on potential tax contingencies, including current audits by the IRS and various other domestic and foreign tax authorities, and other income tax and non-income tax matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the three months ended March 31, 2023 since December 31, 2022. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We expect that we will continue to increase our operations internationally. Our exposure to potentially volatile movements in foreign currency exchange rates will increase as we increase our operations in these international markets. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions, and other factors. We continue to monitor the current economic environment, including the impact of a potential U.S. recession, increasing interest rates, and increased inflation globally, which has been heightened by the conflict between Russia and Ukraine. These changes, if material, could cause us to adjust our foreign currency risk strategies. Continued uncertainty regarding our international operations and U.K. and E.U. relations may result in future currency exchange rate volatility which may impact our business and results of operations. In addition, the geopolitical tensions resulting from Russia’s invasion of Ukraine, including increased cyberattacks, military conflicts and sanctions, may result in additional financial volatility that may adversely affect our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of the risks and uncertainties which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. During the quarter ended March 31, 2023, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2023, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

During the quarter ended March 31, 2023, we did not repurchase any shares of our common stock under our existing share repurchase program. As of March 31, 2023, we had $75 million remaining available to repurchase shares of our common stock under our previously authorized share repurchase program.

While the Board of Directors has not suspended or terminated the share repurchase program, the terms of the Credit Agreement limit the Company from engaging in share repurchases and the terms of the 2025 Indenture related to the 2025 Senior Notes impose certain limitations and restrictions on share repurchases. In addition, the Inflation Reduction Act of 2022 imposes a 1% excise tax on certain corporate stock buybacks. Refer to “Note 6: Debt” in the notes to the unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information about the Credit Agreement and the 2025 Indenture.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1+	Form of Restricted Stock Unit Agreement (Domestic)	X
10.2+	Form of Restricted Stock Unit Agreement (International)	X
10.3+	Form of Restricted Stock Unit Agreement (French)	X
10.4+	Form of Restricted Stock Unit Agreement (Performance Based)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

May 3, 2023