Form 10-Q
period 2023-06-30
TripAdvisor, Inc.
filed 2023-08-02
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding Shares at July 28, 2023
Common Stock, $0.001 par value per share	125,187,927 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue (Note 3)	$494	$417	$865	$679

Costs and expenses:
Cost of revenue (1) (exclusive of depreciation and amortization as shown separately below)	41	31	70	53
Selling and marketing (1)	270	217	488	357
Technology and content (1)	71	53	139	107
General and administrative (1)	47	28	96	68
Depreciation and amortization	21	25	42	50
Total costs and expenses	450	354	835	635
Operating income (loss)	44	63	30	44
Other income (expense):
Interest expense	(11)	(11)	(22)	(23)
Interest income	12	2	22	2
Other income (expense), net	(1)	(1)	(1)	(2)
Total other income (expense), net	—	(10)	(1)	(23)
Income (loss) before income taxes	44	53	29	21
(Provision) benefit for income taxes (Note 8)	(20)	(22)	(78)	(24)
Net income (loss)	$24	$31	$(49)	$(3)

Earnings (loss) per share attributable to common stockholders (Note 12):
Basic	$0.17	$0.22	$(0.35)	$(0.02)
Diluted	$0.17	$0.21	$(0.35)	$(0.02)
Weighted average common shares outstanding (Note 12):
Basic	140	140	141	139
Diluted	145	145	141	139

(1) Includes stock-based compensation expense as follows (Note 10):
Cost of revenue	$—	$—	$1	$1
Selling and marketing	$4	$3	$8	$6
Technology and content	$10	$9	$20	$18
General and administrative	$11	$9	$19	$18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$24	$31	$(49)	$(3)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	(1)	(24)	3	(28)
Total other comprehensive income (loss), net of tax	(1)	(24)	3	(28)
Comprehensive income (loss)	$23	$7	$(46)	$(31)

(1) Deferred income tax liabilities related to these amounts are not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$1,141	$1,021
Accounts receivable and contract assets, net (allowance for credit losses of $21 and $28, respectively) (Note 4)	240	205
Income taxes receivable (Note 8)	51	—
Prepaid expenses and other current assets	46	44
Total current assets	1,478	1,270
Property and equipment, net of accumulated depreciation of $538 and $512, respectively	194	194
Operating lease right-of-use assets	22	27
Intangible assets, net of accumulated amortization of $202 and $198, respectively	47	51
Goodwill	824	822
Non-marketable investments (Note 4)	33	34
Deferred income taxes, net	87	78
Other long-term assets, net of allowance for credit losses of $10 and $10, respectively (Note 4, Note 8)	49	93
TOTAL ASSETS	$2,734	$2,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47	$39
Deferred merchant payables	435	203
Deferred revenue (Note 3)	87	44
Income taxes payable (Note 8)	26	16
Accrued expenses and other current liabilities (Note 5)	259	231
Total current liabilities	854	533
Long-term debt (Note 6)	838	836
Finance lease obligation, net of current portion	55	58
Operating lease liabilities, net of current portion	10	15
Deferred income taxes, net	1	1
Other long-term liabilities (Note 7)	195	265
Total Liabilities	1,953	1,708

Commitments and contingencies (Note 9)
Stockholders’ equity: (Note 11)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0, respectively
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 148,642,645 and 146,891,538, respectively
Shares outstanding: 125,073,302 and 128,046,924, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,445	1,404
Retained earnings	212	261
Accumulated other comprehensive income (loss)	(79)	(82)
Treasury stock-common stock, at cost, 23,569,343 and 18,844,614 shares, respectively	(797)	(722)
Total Stockholders’ Equity	781	861
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,734	$2,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended June 30, 2023
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of March 31, 2023	148,090,833	$—	12,799,999	$—	$1,420	$188	$(78)	(18,844,614)	$(722)	$808
Net income (loss)						24				24
Other comprehensive income (loss), net of tax							(1)			(1)
Issuance of common stock related to exercises of options and vesting of RSUs	551,812	—			—					—
Repurchase of common stock (Note 11)								(4,724,729)	(75)	(75)
Withholding taxes on net share settlements of equity awards					(3)					(3)
Stock-based compensation					28					28
Balance as of June 30, 2023	148,642,645	$—	12,799,999	$—	$1,445	$212	$(79)	(23,569,343)	$(797)	$781

	Six months ended June 30, 2023
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2022	146,891,538	$—	12,799,999	$—	$1,404	$261	$(82)	(18,844,614)	$(722)	$861
Net income (loss)						(49)				(49)
Other comprehensive income (loss), net of tax							3			3
Issuance of common stock related to exercises of options and vesting of RSUs	1,751,107	—			—					—
Repurchase of common stock (Note 11)								(4,724,729)	(75)	(75)
Withholding taxes on net share settlements of equity awards					(12)					(12)
Stock-based compensation					53					53
Balance as of June 30, 2023	148,642,645	$—	12,799,999	$—	$1,445	$212	$(79)	(23,569,343)	$(797)	$781

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

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six months ended June 30,
	2023	2022
Operating activities:
Net income (loss)	$(49)	$(3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42	50
Stock-based compensation expense (Note 10)	48	43
Deferred income tax expense (benefit)	(9)	14
Other, net	3	5
Changes in operating assets and liabilities, net:
Accounts receivable and contract assets, prepaid expenses and other assets	(40)	(115)
Accounts payable, accrued expenses and other liabilities	33	63
Deferred merchant payables	230	220
Income tax receivables/payables, net	(61)	68
Deferred revenue	43	35
Net cash provided by (used in) operating activities	240	380

Investing activities:
Capital expenditures, including capitalized website development	(31)	(27)
Other investing activities, net	—	1
Net cash provided by (used in) investing activities	(31)	(26)

Financing activities:
Repurchase of common stock (Note 11)	(75)	—
Payment of financing costs related to Credit Facility (Note 6)	(3)	—
Payment of withholding taxes on net share settlements of equity awards	(12)	(9)
Payments of finance lease obligation and other financing activities, net	(3)	(4)
Net cash provided by (used in) financing activities	(93)	(13)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(19)
Net increase (decrease) in cash, cash equivalents and restricted cash	120	322
Cash, cash equivalents and restricted cash at beginning of period	1,021	723
Cash, cash equivalents and restricted cash at end of period	$1,141	$1,045
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes, net of refunds	$149	$(58)
Cash paid during the period for interest	$20	$20

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

As of June 30, 2023, Liberty Tripadvisor Holdings, Inc. (“LTRIP”) beneficially owned approximately 16.4 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute 13% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own 21% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing 57% of our voting power. We had no related party transactions with LTRIP during the three and six months ended June 30, 2023 and 2022, respectively.

Risks and Uncertainties

Our business was negatively impacted by the risks and uncertainties related to the COVID-19 pandemic. We believe the travel, leisure, hospitality, and restaurant industries, and our financial results, would be adversely and materially affected upon a resurgence of COVID-19 or the emergence of any new pandemic or other health crisis which result in reinstated travel bans and/or other government restrictions and mandates, all of which would likely negatively impact consumer demand, sentiment and discretionary spending patterns.

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

NOTE 3: REVENUE RECOGNITION

There have been no material changes to our principal revenue streams, revenue recognition policies, performance obligations, description of and timing of services, or customer payment terms since December 31, 2022, as described under “Note 2: Significant Accounting Policies” and “Note 3: Revenue Recognition”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. There was no significant revenue recognized in the three and six months ended June 30, 2023 and 2022, related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. The Company expects to complete its performance obligations within one year from the initial transaction date. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Major products/revenue sources (1):	(in millions)
Tripadvisor Core
Tripadvisor-branded hotels	$174	$188	$343	$322
Tripadvisor-branded display and platform	42	37	72	63
Tripadvisor experiences and dining (2)	50	35	83	56
Other	13	14	25	24
Total Tripadvisor Core	279	274	523	465

Viator	216	136	331	192
TheFork	38	32	73	58
Intersegment eliminations (2)	(39)	(25)	(62)	(36)
Total Revenue	$494	$417	$865	$679
(1)
Our revenue is recognized primarily at a point in time for all reportable segments.
(2)
Tripadvisor experiences and dining revenue within the Tripadvisor Core segment are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 13: Segment Information” for a discussion of intersegment revenue for all periods presented.

Deferred Revenue

Contract liabilities generally include payments received in advance of performance under the contract and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet, including amounts that are refundable. As of January 1, 2023, we had $44 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $8 million and $36 million was recognized as revenue during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2023, refunds due to cancellations by travelers were $1 million and $3 million, respectively. As of January 1, 2022, we had $36 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $8 million and $26 million was recognized as revenue during the three and six months ended June 30, 2022, respectively. During the three months ended June 30, 2022, refunds due to cancellations by travelers were not material, while $2 million was refunded due to cancellations by travelers during the six months ended June 30, 2022. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

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

Cash, Cash Equivalents and Marketable Securities

As of June 30, 2023 and December 31, 2022, we had approximately $1.1 billion and $1.0 billion of cash and cash equivalents, respectively, which consisted of available on demand cash deposits and term deposits, as well as money market funds, with maturities of 90 days or less at the date of purchase, in each case, with major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of June 30, 2023 and December 31, 2022, and there were no purchases or sales of any marketable securities during and for the three and six months ended June 30, 2023 and 2022.

The following table shows our cash and cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
	(in millions)
Cash	$638	$638	$638	$821	$821	$821
Level 1:
Money market funds	503	503	503	—	—	—
Level 2:
Term deposits	—	—	—	200	200	200
Total	$1,141	$1,141	$1,141	$1,021	$1,021	$1,021
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

Derivative Financial Instruments

We use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows primarily for the Euro versus the U.S. Dollar. For the three and six months ended June 30, 2023 and 2022, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts are carried at fair value on our unaudited condensed consolidated balance sheet as of both June 30, 2023 or December 31, 2022. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statement of operations, which was not material during the three and six months ended June 30, 2023, while we recorded a net gain of $2 million for both the three and six months ended June 30, 2022.

The following table shows the net notional principal amounts of our outstanding derivative instruments as of the dates presented:

	June 30, 2023	December 31, 2022
	(in millions)
Foreign currency exchange-forward contracts (1) (2)	$22	$18
(1)
Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.
(2)
The fair value of our outstanding derivatives as of June 30, 2023 and December 31, 2022, respectively, was not material. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the unaudited condensed consolidated balance sheet.

Counterparties to our outstanding forward contracts consist of major global financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We were not entered into any cash flow, fair value or net investment hedges as of June 30, 2023 or December 31, 2022.

Other Financial Assets and Liabilities

As of June 30, 2023 and December 31, 2022, financial instruments not measured at fair value on a recurring basis including accounts payable, accrued expenses and other current liabilities, and deferred merchant payables, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable and contract assets, as described below, as well as certain other financial assets, are measured at amortized cost and are carried at cost less an allowance for expected credit losses on our unaudited condensed consolidated balance sheets to present the net amount expected to be collected.

Accounts Receivable and Contract Assets, net

The following table provides information about the opening and closing balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers:

	June 30, 2023	December 31, 2022
	(in millions)
Accounts receivable	$211	$173
Contract assets	29	32
Total	$240	$205

Accounts receivable are recognized when the right to consideration becomes unconditional, and are recorded net of an allowance for expected credit losses. We record accounts receivable at the invoiced amount. Our customer invoices are generally due from customers 30 days from the time of invoicing. During the six months ended June 30, 2023, we recorded $1 million of incremental allowance for expected uncollectible accounts, offset by $8 million of write-offs for accounts deemed to be uncollectible. The Company's exposure to credit losses may increase if our customers are adversely affected by changes in macroeconomic pressures or uncertainty associated with local or global economic recessions, or other customer-specific factors. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction.

Fair Value of Long-Term Debt

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

	June 30, 2023	December 31, 2022
	(in millions)
2025 Senior Notes
Aggregate principal amount	$500	$500
Carrying value amount (1)	496	495
Fair value amount (2)	502	498

2026 Senior Notes
Aggregate principal amount	$345	$345
Carrying value amount (3)	342	341
Fair value amount (2)	291	281
(1)
Net of $4 million and $5 million of unamortized debt issuance costs as of June 30, 2023 and December 31, 2022, respectively.
(2)
We estimate the fair value of our outstanding 2025 Senior Notes and 2026 Senior Notes based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.
(3)
Net of $3 million and $4 million of unamortized debt issuance costs as of June 30, 2023 and December 31, 2022, respectively.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs as of June 30, 2023 and December 31, 2022.

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

Financial instruments, which potentially subject us to concentration of credit risk, generally consist, at any point in time, of cash and cash equivalents, corporate debt securities, forward contracts, capped calls, and accounts receivable. We maintain cash balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits in the U.S. and similar programs outside the U.S. Our cash is generally composed of available on demand bank deposits or term deposits with several major global financial institutions, as well as money market funds, primarily denominated in U.S. dollars, and to a lesser extent Euros, British pounds, and Australian dollars. We may invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Forward contracts and capped calls are transacted with major international financial institutions with high credit standings. Forward contracts, which, to date, have typically had maturities of less than 90 days, also mitigates risk. Our overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd, which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $31 million and $32 million as of June 30, 2023 and December 31, 2022, respectively, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During both the six months ended June 30, 2023 and 2022, we recognized $1 million, representing our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statements of operations. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During the three and six months ended June 30, 2023 and 2022, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related-party transactions, and were not material during the three and six months ended June 30, 2023 and 2022.

Other Long-Term Assets

The Company holds collateralized notes (the “Notes Receivable”) issued by a privately held company with a total principal amount of $20 million. The Company has classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due in June 2025 and the remaining 50% due in June 2030. As of both June 30, 2023 and December 31, 2022, the carrying value of the Notes Receivable was $9 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our unaudited condensed consolidated balance sheets at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

Other non-financial assets, such as property and equipment, goodwill, intangible assets, and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements, if necessary, are based predominately on Level 3 inputs.

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	June 30, 2023	December 31, 2022
	(in millions)
Accrued employee salary, bonus, and related benefits	$52	$65
Accrued marketing costs	106	68
Interest payable (1)	16	17
Finance lease liability - current portion	6	6
Operating leases liability - current portion	13	14
Other	66	61
Total	$259	$231
(1)
Amount relates primarily to unpaid interest accrued on the 2025 Senior Notes. Refer to “Note 6: Debt” for further information.

NOTE 6: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

June 30, 2023	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(4)	$496
2026 Senior Notes	345	(3)	342
Total Long-Term Debt	$845	$(7)	$838

December 31, 2022	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(5)	$495
2026 Senior Notes	345	(4)	341
Total Long-Term Debt	$845	$(9)	$836

Credit Facility

We are party to a credit agreement with a group of lenders initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”). On May 8, 2023, the Company declared a "Covenant Changeover Date" (as defined in its existing credit agreement), thereby declaring the Company out of the financial covenant holiday and no longer subject to certain of the restrictive covenants contained in the agreement. Following that, on June 29, 2023, we amended and restated the Credit Agreement (the "Restated Credit Agreement") to, among other things, (i) extend the maturity date of the Credit Facility from May 12, 2024 to June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt", the aggregate outstanding principal amount of such specified debt is $200 million or more then the maturity date will be such business day); (ii) maintain the aggregate amount of revolving commitments available at $500 million; (iii) increases the total net leverage ratio from 3.5 to 1.0 to 4.5 to 1.0; and (iv) replace the LIBOR interest rate benchmark with a secured overnight financing rate ("SOFR") interest rate benchmark.

The Company may borrow from the Credit Facility in U.S dollars, Euros and Sterling. Borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Term Benchmark Borrowing rate, or the EURIBO rate for the interest period in effect for such borrowings in Euro; plus an applicable margin ranging from 1.75% to 2.50% (“Term Benchmark/RFP Spread”), based on the Company’s total net leverage ratio; (ii) the RFP Borrowing rate, or the Daily Simple Sterling Overnight Interbank Average rate for the interest period in effect for such borrowings in Sterling; plus the Term Benchmark/RFP Spread, based on the Company’s total net leverage ratio; or (iii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum; and (c) the Term Benchmark Borrowing rate, or Adjusted Term SOFR for an interest period of one month as published two US Government Securities Business Days prior to such day (or if such day is not a US Government Securities Business Day, the immediately preceding US Government Securities Business Day) plus 1.00% per annum; in addition to an applicable margin ranging from 0.75% to 1.50%, based on the Company’s total net leverage ratio. In addition, we are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.25% to 0.40%, on the daily unused portion of the Credit Facility for each fiscal quarter and in connection with the issuance of letters of credit. As of June 30, 2023, our unused revolver capacity was subject to a commitment fee of 0.25%, given the Company’s total net leverage ratio. In addition, the Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for swing line borrowings on same-day notice.

As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Credit Facility and had issued $4 million of undrawn standby letters of credit under the Credit Facility. For the three and six months ended June 30, 2023 and 2022, total interest expense and commitment fees on our Credit Facility was not material. In connection with the Restated Credit Agreement, we incurred lender fees and other debt financing costs of approximately $3 million. These costs were capitalized as deferred financing costs in other long-term assets on our unaudited consolidated balance sheet as of June 30, 2023, while deferred financing costs incurred in previous amendments, which were immediately recognized to interest expense on our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023, were not material. As of June 30, 2023, the Company had $4 million remaining in deferred financing costs in connection with the Credit Facility. These costs will be amortized over the remaining term of the Credit Facility, using the effective interest rate method, and recorded to interest expense on our unaudited condensed consolidated statement of operations.

There is no specific repayment date prior to the maturity date for any borrowings under the Credit Agreement. We may voluntarily repay any outstanding borrowing under the Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Term Benchmark and RFP interest rate-based loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we intend to classify any future borrowings under this facility as long-term debt. The Credit Agreement contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. In addition, to secure the obligations under the Credit Agreement, the Company and certain subsidiaries have granted security interests and liens in and on substantially all of their assets as well as pledged shares of certain of the Company’s subsidiaries. The Credit Agreement requires us to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the Credit Facility. As of June 30, 2023 and December 31, 2022, the Company was in compliance with its existing covenants.

2025 Senior Notes

In 2020, the Company issued $500 million of outstanding aggregate principal amount of 7.0% Senior Notes due 2025 (the “2025 Senior Notes”). The 2025 Senior Notes are governed by an indenture dated July 9, 2020 (the “2025 Indenture”), among the Company, the guarantors and the trustee. The 2025 Indenture provides, among other things, that interest is payable on the 2025 Senior Notes semiannually on January 15 and July 15 of each year, and continues until their maturity date of July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of the Company, although unconditionally guaranteed on a joint and several basis, by certain of the Company’s domestic subsidiaries. The Company has the option to redeem all or a portion of the 2025 Senior Notes at the redemption prices set forth in the 2025 Indenture, plus accrued and unpaid interest, if any.

As of both June 30, 2023 and December 31, 2022, unpaid interest on the 2025 Senior Notes totaled approximately $16 million, and was included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheets. During both the three and six months ended June 30, 2023 and 2022, we recorded interest expense of $9 million and $18 million, respectively, on our unaudited condensed consolidated statements of operations.

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

2026 Senior Notes

In 2021, the Company issued $345 million in outstanding aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (the “2026 Senior Notes”). The Company also entered into an Indenture dated March 25, 2021 (the “2026 Indenture”), among the Company, the guarantors party thereto and the trustee. The terms of the 2026 Senior Notes are governed by the 2026 Indenture. The 2026 Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Senior Notes are senior unsecured obligations of the Company, although unconditionally guaranteed on a joint and several basis, by certain of the Company’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year. During both the three and six months ended June 30, 2023 and 2022, our effective interest rate, including debt issuance costs, was approximately 0.50% and interest expense incurred was not material in any period. As of June 30, 2023 and December 31, 2022, unpaid interest on the 2026 Senior Notes was also not material.

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

Refer to “Note 9: Debt” in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, for additional information pertaining to redemption, conversion, and repurchase features or terms regarding the 2025 Senior Notes and 2026 Senior Notes.

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

The Capped Calls cover, subject to anti-dilution adjustments, substantially similar to those applicable to the conversion rate of the 2026 Senior Notes, the number of shares of common stock initially underlying the 2026 Senior Notes, or up to approximately 4.7 million shares of our common stock. The Capped Calls are expected generally to reduce potential dilution to the common stock upon any conversion of 2026 Senior Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted 2026 Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The strike price of the Capped Calls is $73.81, while the cap price of the Capped Calls will initially be $107.36 per share of our common stock, which represents a premium of 100% over the close price of our common stock of $53.68 per share on March 22, 2021, subject to certain customary adjustments under the terms of the Capped Calls.

The Capped Calls are considered indexed to our own stock and are considered equity classified under GAAP, and included as a reduction to additional paid-in-capital within stockholders’ equity on the unaudited condensed consolidated balance sheets as of both June 30, 2023 and December 31, 2022. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period.

NOTE 7: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following as of the dates presented:

	June 30, 2023	December 31, 2022
	(in millions)
Unrecognized tax benefits (1)	$151	$204
Deferred gain on equity method investment (2)	27	28
Long-term income taxes payable (3)	15	27
Other	2	6
Total	$195	$265
(1)
Refer to “Note 8: Income Taxes” for information regarding our unrecognized tax benefits. Amounts include accrued interest related to this liability.
(2)
Amount relates to long-term portion of a deferred income liability recorded as a result of an equity method investment. Refer to “Note 4: Financial Instruments and Fair Value Measurements” for additional information.
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

Our income tax provision was $20 million and $78 million for the three and six months ended June 30, 2023, respectively, and our income tax provision was $22 million and $24 million for the three and six months ended June 30, 2022, respectively. The change in our income tax provision during the six months ended June 30, 2023, when compared to the same period in 2022, was primarily the result of an Internal Revenue Service ("IRS") audit settlement and related adjustment to our existing transfer pricing income tax reserves for subsequent tax years recorded during the three months ended March 31, 2023. Our effective tax rate for the three and six months ended June 30, 2023 differs from the U.S. federal statutory rate of 21%, primarily due to the reasons noted above.

A reconciliation of the provision (benefit) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows for the periods presented:

	Six months ended June 30,
	2023	2022
	(in millions)
Income tax expense (benefit) at the federal statutory rate	$6	$5
State income taxes, net of effect of federal tax benefit	3	2
Unrecognized tax benefits and related interest	4	7
Stock-based compensation	6	9
Research tax credit	(1)	(2)
Change in valuation allowance	5	4
IRS audit settlement	31	—
Transfer pricing reserves adjustment	24	—
Other, net	—	(1)
Provision (benefit) for income taxes	$78	$24

Our accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of June 30, 2023, we had an accrued interest liability of $43 million and no penalties have been accrued.

We are currently under examination by the IRS for the 2014 through 2016 and 2018 tax years and have various ongoing audits for foreign and state income tax returns. These audits include questions regarding or review of the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2014. As of June 30, 2023, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

As disclosed in previous filings, including in our Annual Report on Form 10-K for the year ended December 31, 2022, we received Notices of Proposed Adjustments ("NOPA") from the IRS with respect to income tax returns filed by Expedia when Tripadvisor was part of Expedia Group’s consolidated income tax return for the 2009, 2010, and 2011 tax years. The assessment is related to certain transfer pricing arrangements with foreign subsidiaries, which we had requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2009 through 2011 tax years. In January 2023, we received a final notice from the IRS regarding a MAP settlement for the 2009 through 2011 tax years, which the Company accepted in February 2023. In the first quarter of 2023, we recorded additional income tax expense as a discrete item, inclusive of interest, of $31 million specifically related to this settlement. During the first quarter of 2023, we reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent tax years, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The total impact of these adjustments resulted in an incremental income tax expense of $55 million, which was recognized during the three months ended March 31, 2023. During the three months ended June 30, 2023, we made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to the Tax Sharing Agreement with Expedia. This amount was previously accrued in income taxes payable on our unaudited condensed consolidated balance sheet. We anticipate a competent authority refund and federal tax benefits, net of state tax payments due, associated with this IRS audit settlement will be substantially settled in the next twelve months, resulting in an estimated net cash inflow of $45 million to $55 million, inclusive of related interest expense, and is reflected in income taxes receivable on our unaudited condensed consolidated balance sheet as of June 30, 2023.

Separately, during August 2020, we received a NOPA from the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments pertain to certain transfer pricing arrangements with our foreign subsidiaries and would result in additional income tax expense above our existing tax reserves as of June 30, 2023, in an estimated range of $55 million to $65 million at the close of the audit if the IRS prevails. This estimated range takes into consideration competent authority relief, existing income tax reserves, and transition tax regulations and is exclusive of deferred tax consequences and interest expense, which would also be significant. We disagree with the proposed adjustments, and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for the years discussed above, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we may be subject to significant additional tax liabilities. We have previously requested competent authority assistance under MAP for the tax years 2014 through 2016. We reviewed our transfer pricing reserves as of June 30, 2023 and, based on the facts and circumstances that existed as of the reporting date, consider them to be the Company’s best estimate as of June 30, 2023.

As of December 31, 2022, we had recorded $204 million of unrecognized tax benefits, inclusive of interest, classified as other long-term liabilities on our unaudited condensed consolidated balance sheet. As a result of the Company's acceptance of MAP with the IRS for the tax years 2009 through 2011, and its impact on other ongoing IRS audits, as described above, during the first quarter of 2023, we reduced this unrecognized tax benefits liability by $59 million, reclassifying this balance to income taxes payable. We also increased our income taxes receivable balance by $46 million, representing short-term competent authority relief, or payment due from a foreign jurisdiction, while reducing our long-term income taxes receivable by $45 million, representing our previous estimate of competent authority relief, previously recorded to other long-term assets on our unaudited condensed consolidated balance sheet as of December 31, 2022.

In January 2021, we received an issue closure notice from HMRC relating to adjustments for the 2012 through 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments, and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position the Company has taken with regard to transfer pricing with our foreign subsidiaries is sustainable.

NOTE 9: COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, there have been no material changes to our commitments and contingencies since December 31, 2022. Refer to “Note 12: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

NOTE 10: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

On June 6, 2023, our stockholders approved the TripAdvisor, Inc. 2023 Stock and Annual Incentive Plan (the “2023 Plan”) primarily for the purpose of providing sufficient reserves of shares of our common stock to ensure our ability to continue to provide new hires, employees, and other participants with equity incentives. The 2023 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. As of June 30, 2023, the total number of shares reserved for future stock-based awards under the 2023 Plan was approximately 18 million shares, calculated as follows: 12 million shares plus the number of shares available for issuance (and not subject to outstanding awards) under the TripAdvisor, Inc. 2018 Stock and Annual Incentive Plan (the “2018 Plan”). All shares of common stock issued to date in respect of the exercise of options, restricted stock units (“RSUs”), or other equity awards have been issued from authorized, but unissued common stock.

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense and the related income tax benefit included in our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Total stock-based compensation expense	$25	$21	$48	$43
Income tax benefit from stock-based compensation	(5)	(5)	(10)	(9)
Total stock-based compensation expense, net of tax	$20	$16	$38	$34

We capitalized $3 million and $5 million of stock-based compensation expense as website development costs during the three and six months ended June 30, 2023, respectively, and $2 million and $5 million during the three and six months ended June 30, 2022, respectively.

Stock-Based Award Activity and Valuation

2023 Stock Option Activity

A summary of our stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2022	5,462	$43.48
Granted	138	20.85
Cancelled or expired	(466)	41.95
Options outstanding at June 30, 2023	5,134	$43.01	4.5	$—
Exercisable as of June 30, 2023	3,816	$49.19	3.0	$—
Vested and expected to vest after June 30, 2023 (1)	4,988	$43.47	4.4	$—

(1)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in its vested and expected to vest calculation unless necessary for a performance condition award.

The weighted-average grant date fair value of stock options issued during the six months ended June 30, 2023 and 2022, using a Black-Scholes Merton option-pricing model, was $10.46 and $12.13, respectively. The total fair value of stock options vested was $4 million and $7 million for the six months ended June 30, 2023 and 2022, respectively. Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of June 30, 2023 was $16.49.

2023 RSU Activity

A summary of our RSU activity, consisting of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2022	8,572	$28.41
Granted	6,488	21.75
Vested and released (1)	(2,337)	30.55
Cancelled	(621)	27.28
Unvested RSUs outstanding as of June 30, 2023 (2)	12,102	$24.48	$200
(1)
Inclusive of approximately 540,000 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2023 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.
(2)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in its vested and expected to vest calculation unless necessary for a performance condition award.

RSUs are measured at fair value based on the quoted price of our common stock at the date of grant. We amortize the grant-date fair value of RSUs as stock-based compensation expense over the vesting term, which is typically over a four-year requisite service period on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of RSUs vested was $71 million and $63 million for the six months ended June 30, 2023 and 2022, respectively.

A summary of our performance-based RSUs ("PSUs") and market-based RSUs (“MSUs”) activity is presented below:

	PSUs (1)			MSUs (2)
		Weighted			Weighted
		Average			Average
		Grant-	Aggregate		Grant-	Aggregate
		Date Fair	Intrinsic		Date Fair	Intrinsic
	Outstanding	Value Per Share	Value	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)	(in thousands)		(in millions)
Unvested and outstanding as of December 31, 2022	—	$—		592	$10.00
Granted	546	18.45		34	14.80
Cancelled	(2)	18.45		(54)	9.26
Unvested and outstanding as of June 30, 2023	544	$18.45	$9	572	$10.35	$9

(1)
Represents PSUs awarded in February 2023. The PSU awards provide for vesting in two equal annual installments on each of February 15, 2024 and February 15, 2025, based on the extent to which the Company achieves certain financial metrics relative to targets established by the Company’s Compensation Committee of its Board of Directors. The estimated grant-date fair value per PSU was measured based on the quoted price of our common stock at the date of grant, calculated upon the establishment of performance targets, and will be amortized on a straight-line basis over the requisite service period. Based upon actual attainment relative to the target financial metrics, employees have the ability to receive up to 200% of the target number originally granted, or to be issued none at all. Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications, if any.
(2)
MSUs shall vest three years from grant date, generally with 25% vesting if the weighted-average stock price over a 30 day trading period during the vesting period is equal to or greater than $35.00 but less than $45.00, 50% vesting if equal to or greater than $45.00 but less than $55.00; and 100% vesting if equal to or greater than $55.00, subject to continuous employment with, or performance of services for, the Company. A Monte-Carlo simulation model, which simulated the present value of the potential outcomes of future stock prices was used to calculate the grant-date fair value of our MSU awards. The estimated grant-date fair value of these awards is amortized on a straight-line basis over the requisite service period and is not adjusted based on the actual number of awards that ultimately vest.

Income tax benefits associated with the exercise or settlement of all Tripadvisor stock-based awards held by our employees was $3 million and $6 million during the three and six months ended June 30, 2023, respectively, and $1 million and $3 million during the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, total unrecognized compensation cost related to stock-based awards, substantially RSUs, was $288 million, which the Company expects to recognize over a weighted-average period of 3.0 years.

NOTE 11: STOCKHOLDERS’ EQUITY

On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. As of December 31, 2022, the Company had $75 million remaining under this existing share repurchase program to repurchase shares of its common stock.

During the three months ended June 30, 2023, we repurchased 4,724,729 shares of our outstanding common stock at an average price of $15.85 per share, exclusive of fees and commissions, or $75 million in the aggregate, which completed this share repurchase program. As of June 30, 2023, the Company held 23,569,343 shares of its common stock in treasury with an aggregate cost of $797 million.

On August 16, 2022, the Inflation Reduction Act was signed into law, and imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the three months ended June 30, 2023, the excise tax on share repurchases was not material.

NOTE 12: EARNINGS PER SHARE

We compute basic earnings per share ("Basic EPS") by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share ("Diluted EPS") by dividing net income (loss) by the sum of the weighted average number of common shares outstanding including the dilutive effect of stock-based awards as determined under the treasury stock method and of our 2026 Senior Notes using the if-converted method, as share settlement is presumed, under GAAP. In periods when we recognize a net loss, we exclude the impact of outstanding stock-based awards and the potential share settlement impact related to our 2026 Senior Notes from the Diluted EPS calculation as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the six months ended June 30, 2023 and 2022, respectively, Diluted EPS is the same as Basic EPS.

Additionally, in periods when the 2026 Senior Notes are dilutive, interest expense, net of tax, is added back to net income (loss) (the “numerator”) to calculate Diluted EPS. The Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of June 30, 2023 and 2022, the market price of a share of our common stock did not exceed the $107.36 cap price.

Below is a reconciliation of the weighted average number of common shares outstanding used to calculate Diluted EPS for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(shares in thousands and dollars in millions, except per share amounts)
Numerator:
Net income (loss) (1)	$24	$31	$(49)	$(3)
Denominator:
Weighted average shares used to compute Basic EPS	139,881	139,692	140,666	139,392
Weighted average effect of dilutive securities:
Stock-based awards (Note 10)	560	1,130	—	—
2026 Senior Notes (Note 6)	4,674	4,674	—	—
Weighted average shares used to compute Diluted EPS	145,115	145,496	140,666	139,392
Basic EPS	$0.17	$0.22	$(0.35)	$(0.02)
Diluted EPS	$0.17	$0.21	$(0.35)	$(0.02)
(1)
Interest expense, net of taxes, related to the 2026 Senior Notes which was included in the Diluted EPS calculation for both the three months ended June 30, 2023 and 2022 was not material.

Potential common shares, consisting of outstanding stock options, RSUs, and those issuable under the 2026 Senior Notes, totaling approximately 16.1 million shares and 22.4 million shares for the three and six months ended June 30, 2023, respectively, and approximately 11.5 million shares and 15.2 million shares for the three and six months ended June 30, 2022, respectively, have been excluded from the Diluted EPS calculation because their effect would have been antidilutive. In addition, potential common shares from certain performance-based awards of approximately 1.1 million shares for both the three and six months ended June 30, 2023, respectively, and approximately 0.1 million shares for both the three and six months ended June 30, 2022, respectively, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

The earnings per share amounts are the same for our common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. In addition, our non-vested RSUs are entitled to dividend equivalents, which are payable to the holder subject to, and only upon vesting of, the underlying awards and are therefore forfeitable. Given such dividend equivalents are forfeitable, we do not consider them to be participating securities and, consequently, they are not subject to the two‑class method of determining earnings per share.

NOTE 13: SEGMENT INFORMATION

We have three reportable segments: (1) Tripadvisor Core; (2) Viator; and (3) TheFork. Our Tripadvisor Core segment includes the following revenue sources: (1) Tripadvisor-branded hotels – consisting of hotel meta revenue, primarily click-based advertising revenue, and also hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue; (2) Tripadvisor-branded display and platform revenue – consisting primarily of display-based advertising revenue (also referred to as "media advertising"); (3) Tripadvisor experiences and dining revenue – consisting of intercompany (intersegment) revenue related to affiliate marketing commissions earned primarily from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to external revenue generated from Tripadvisor restaurant service offerings; and (4) Other revenue – consisting of cruises, alternative accommodation rentals, flights, and rental cars revenue. The nature of the services provided and related revenue recognition policies are summarized by reportable segment in “Note 2: Significant Accounting Policies” and “Note 3: Revenue Recognition”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following tables present our reportable segment information for the three and six months ended June 30, 2023 and 2022 and include a reconciliation of Adjusted EBITDA to Net income (loss). We record depreciation and amortization, stock-based compensation and other stock-settled obligations, goodwill, long-lived asset and intangible asset impairments, legal reserves and settlements, restructuring and other related reorganization costs, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in "Corporate & Eliminations". In addition, we do not report total assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Tripadvisor Core segment to both our Viator and TheFork segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within the “Corporate & Eliminations” column in the tables below.

	Three months ended June 30, 2023
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$240	$216	$38	$—	$494
Intersegment revenue	39	—	—	(39)	—
Total Revenue	$279	$216	$38	$(39)	$494
Adjusted EBITDA	96	(2)	(4)	—	90
Depreciation and amortization				(21)	(21)
Stock-based compensation				(25)	(25)
Operating income (loss)					44
Other income (expense), net					—
Income (loss) before income taxes					44
(Provision) benefit for income taxes					(20)
Net income (loss)					24

	Three months ended June 30, 2022
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$249	$136	$32	$—	$417
Intersegment revenue	25	—	—	(25)	—
Total Revenue	$274	$136	$32	$(25)	$417
Adjusted EBITDA	116	—	(7)	—	109
Depreciation and amortization				(25)	(25)
Stock-based compensation				(21)	(21)
Operating income (loss)					63
Other income (expense), net					(10)
Income (loss) before income taxes					53
(Provision) benefit for income taxes					(22)
Net income (loss)					31

	Six months ended June 30, 2023
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$461	$331	$73	$—	$865
Intersegment revenue	62	—	—	(62)	—
Total Revenue	$523	$331	$73	$(62)	$865
Adjusted EBITDA	168	(31)	(14)	—	123
Depreciation and amortization				(42)	(42)
Stock-based compensation				(48)	(48)
Non-recurring income (expense) (4)				(3)	(3)
Operating income (loss)					30
Other income (expense), net					(1)
Income (loss) before income taxes					29
(Provision) benefit for income taxes					(78)
Net income (loss)					(49)

	Six months ended June 30, 2022
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$429	$192	$58	$—	$679
Intersegment revenue	36	—	—	(36)	—
Total Revenue	$465	$192	$58	$(36)	$679
Adjusted EBITDA	172	(20)	(15)	—	137
Depreciation and amortization				(50)	(50)
Stock-based compensation				(43)	(43)
Operating income (loss)					44
Other income (expense), net					(23)
Income (loss) before income taxes					21
(Provision) benefit for income taxes					(24)
Net income (loss)					(3)
(1)
Corporate general and administrative personnel costs of $2 million and $3 million for the three and six months ended June 30, 2023, respectively, and $2 million for both the three and six months ended June 30, 2022, were allocated to the Viator and TheFork segments.
(2)
Includes allocated corporate general and administrative personnel costs from our Tripadvisor Core segment of $1 million for the three and six months ended June 30, 2023 and 2022.
(3)
Includes allocated corporate general and administrative personnel costs from our Tripadvisor Core segment of $1 million and $2 million for the three and six months ended June 30, 2023, respectively, and $1 million for each of the three and six months ended June 30, 2022.
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

Our Business Strategy

The Tripadvisor group operates in a unique position in the travel and experiences ecosystem:

•
Large, global, and growing addressable markets including travel, experiences, dining, and digital advertising;
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

In our Tripadvisor Core segment, we offer a compelling value proposition to both travelers and partners across a number of key offerings that include accommodations, experiences, dining, and media. This value proposition is delivered through a collection of durable assets that we believe is difficult to replicate: a trusted brand, authentic UGC, a large community of contributors, and one of the largest global travel audiences. Our strategy in this segment is to leverage these core assets as well as our technology capabilities to provide travelers with a compelling user experience that helps travelers make the best decisions in each phase of their travel journey, including pre-trip planning, in-destination, and post-trip sharing. We intend to drive new traveler acquisition and repeat audience engagement on our platform by offering meaningful travel guidance solutions and services that reduce friction in the traveler journey and create a deeper, more persistent relationship with travelers. We evaluate investment opportunities across data, product, marketing, and technology that we believe will improve and diversify the monetization of our audience through deeper engagement, which, in turn, we expect will drive more value to our partners. As an example, during June 2023, we introduced a beta version of our core trip planning tool, including a new AI-powered travel itinerary generator. This new feature creates personalized travel itineraries utilizing generative AI technology.

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

During the first quarter of 2022, we experienced a significant negative impact from the Omicron variant across all segments which helped contribute to the year-over-year revenue growth rate during the first half of 2023. Asia-Pacific, which represents a small portion of our overall business, has been slower to recover due to longer and sustained travel restrictions as a result of the COVID-19 pandemic. However, in the first quarter of 2023, travel restrictions across Asia began to ease relative to 2022 and continued in the second quarter of 2023, contributing to increased year-over-year revenue growth within this region.

Prior to Google introducing changes to its SERP (search engine results page), we generated a significant amount of direct traffic from search engines, such as Google, through strong SEO performance across all segments. We believe our SEO traffic acquisition performance has been negatively impacted in the past, and may be impacted in the future by search engines (primarily Google) increasing the prominence of their own products in search results across our business, most notably within our hotel meta offering within our Tripadvisor Core segment.

In response to strong consumer demand for our experiences offerings across our Viator and Tripadvisor Core segments, we continued to increase investment in performance marketing and brand spend during the first half of 2023 to grow market share in this large underpenetrated market. Over the long-term, we are focused on driving a greater percentage of our traffic from direct sources and channels which are more profitable than performance marketing channels.

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

On July 31, 2023, the Company approved global cost reduction measures to provide additional flexibility in prioritizing our strategic investment. At this time, we expect an estimated $35 million in annualized cost savings across several areas of the Company, related to targeted global workforce reduction measures, largely in the Tripadvisor Core segment, including corporate general and administrative. Cost reduction measures may also include, but not be limited to, discretionary spend and real estate. We expect these cost reduction measures to be largely completed by the Company over the remainder of 2023.

Employees

As of June 30, 2023, the Company had approximately 3,112 employees. Approximately 57%, 34%, and 9% of the Company’s current employees are based in Europe, the U.S., and the rest of world, respectively. Additionally, we use independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

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

Statements of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenue	$494	$417	18%	$865	$679	27%

Costs and expenses:
Cost of revenue	41	31	32%	70	53	32%
Selling and marketing	270	217	24%	488	357	37%
Technology and content	71	53	34%	139	107	30%
General and administrative	47	28	68%	96	68	41%
Depreciation and amortization	21	25	(16)%	42	50	(16)%
Total costs and expenses:	450	354	27%	835	635	31%
Operating income (loss)	44	63	(30)%	30	44	(32)%
Other income (expense):
Interest expense	(11)	(11)	0%	(22)	(23)	(4)%
Interest income	12	2	500%	22	2	1000%
Other income (expense), net	(1)	(1)	0%	(1)	(2)	(50)%
Total other income (expense), net	—	(10)	n.m.	(1)	(23)	(96)%
Income (loss) before income taxes	44	53	(17%)	29	21	38%
(Provision) benefit for income taxes	(20)	(22)	(9%)	(78)	(24)	225%
Net income (loss)	$24	$31	(23%)	$(49)	$(3)	1533%

Other Financial Data:
Adjusted EBITDA (1)	$90	$109	(17)%	$123	$137	(10)%

n.m. = not meaningful

(1)
Consolidated Adjusted EBITDA is considered a non-GAAP measure as defined by the SEC. Please refer to “Adjusted EBITDA” below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenue by Segment:	(in millions)
Tripadvisor Core (1)	$279	$274	2%	$523	$465	12%
Viator	216	136	59%	331	192	72%
TheFork	38	32	19%	73	58	26%
Intersegment eliminations (1)	(39)	(25)	56%	(62)	(36)	72%
Total revenue	$494	$417	18%	$865	$679	27%
Adjusted EBITDA by Segment:
Tripadvisor Core	$96	$116	(17)%	$168	$172	(2)%
Viator	(2)	—	n.m.	(31)	(20)	55%
TheFork	(4)	(7)	(43)%	(14)	(15)	(7)%
Total Adjusted EBITDA	$90	$109	(17)%	$123	$137	(10)%
Adjusted EBITDA Margin by Segment (2):
Tripadvisor Core	34%	42%		32%	37%
Viator	(1)%	0%		(9)%	(10)%
TheFork	(11)%	(22)%		(19)%	(26)%

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

Tripadvisor Core Segment

Tripadvisor Core segment revenue increased by $5 million during the three months ended June 30, 2023, when compared to the same period in 2022, primarily due to an increase in Tripadvisor experiences revenue, and, to a lesser extent, an increase in Tripadvisor-branded display and platform and hotel B2B revenue, largely offset by a decrease in our European hotel meta revenue.

Tripadvisor Core segment revenue increased by $58 million during the six months ended June 30, 2023, when compared to the same period in 2022, primarily due to an increase in Tripadvisor experiences and hotel B2B revenue, and, to a lesser extent, an increase in Tripadvisor-branded display and platform revenue, all of which was primarily driven by strong consumer demand, in addition to the negative impact on this segment’s revenue from the Omicron variant in the first quarter of 2022, partially offset by a decrease in our European hotel meta revenue during the second quarter of 2023.

Adjusted EBITDA in our Tripadvisor Core segment decreased by $20 million and $4 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, while adjusted EBITDA margin decreased by 8 percentage points and 5 percentage points during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022. This was primarily due to an increase in personnel and overhead costs to support business growth, particularly during the second half of 2022 related to the travel demand recovery, an increase in direct selling and marketing expenses related to search engine marketing, or SEM, and other online paid traffic acquisition costs, as well as a decrease in our European hotel meta revenue during the second quarter of 2023, partially offset by an increase in other Tripadvisor Core segment revenue streams, as noted above.

The following is a detailed discussion of the revenue sources within our Tripadvisor Core segment:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Tripadvisor Core:
Tripadvisor-branded hotels	$174	$188	(7%)	$343	$322	7%
Tripadvisor-branded display and platform	42	37	14%	72	63	14%
Tripadvisor experiences and dining (1)	50	35	43%	83	56	48%
Other	13	14	(7%)	25	24	4%
Total Tripadvisor Core Revenue	$279	$274	2%	$523	$465	12%
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

Tripadvisor-branded Hotels Revenue

For the three and six months ended June 30, 2023, 62% and 66%, respectively, and for both the three and six months ended June 30, 2022, 69% of our total Tripadvisor Core segment revenue was derived from Tripadvisor-branded hotels revenue.

Tripadvisor-branded hotels revenue decreased by $14 million during the three months ended June 30, 2023 when compared to the same period in 2022, primarily driven by a decrease in our European hotel meta revenue related to lower seasonal demand and increased competitive environment in paid channels, leading to a decrease in paid volume clicks. This decrease was partially offset by improved hotel B2B revenue when compared to the second quarter of 2022.

Tripadvisor-branded hotels revenue increased by $21 million during the six months ended June 30, 2023 when compared to the same period in 2022, primarily driven by improved hotel B2B revenue, as well as to a lesser extent, improved hotel meta revenue in the U.S. and rest of world geographic markets, primarily driven by strong consumer travel demand compared to the first half of 2022, which was negatively impacted by the Omicron variant during the first quarter of 2022. In addition, the Company saw continued strength in hotel meta monetization in the U.S., as CPC rates remained robust when compared to the same quarter of 2022, as consumer demand remained strong. These improvements were partially offset by a decrease in our European hotel meta revenue during the second quarter of 2023, as described above.

Tripadvisor-branded Display and Platform Revenue

For the three and six months ended June 30, 2023, 15% and 14%, respectively, and for both the three and six months ended June 30, 2022, 14% of Tripadvisor Core segment revenue was derived from our Tripadvisor-branded display and platform revenue, which consists of revenue from Tripadvisor-branded display-based advertising (or “media advertising”) across our platform.

Tripadvisor-branded display and platform revenue increased by $5 million and $9 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by an increase in marketing spend from advertisers, in correlation with strong consumer travel demand.

Tripadvisor Experiences and Dining Revenue

For the three and six months ended June 30, 2023, 18% and 16%, respectively, and for the three and six months ended June 30, 2022, 13% and 12%, respectively, of our Tripadvisor Core segment revenue was derived from our Tripadvisor experiences and dining revenue, which includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experiences bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to revenue earned from Tripadvisor's restaurants service offerings.

Tripadvisor experiences and dining revenue increased by $15 million and $27 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by strong consumer demand for experiences, conversion rate improvements and enhancements to our online user experience.

Other Revenue

For both the three and six months ended June 30, 2023 and 2022, 5% of Tripadvisor Core segment revenue was derived from Other revenue, which includes rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from our cruises, flights, and cars offerings on Tripadvisor websites and mobile app.

Viator Segment

Viator segment revenue increased by $80 million and $139 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by strong consumer demand for experiences across all geographies. Viator is also benefitting from a larger macro trend, or secular shift, as the large global market in which it operates continues to grow and migrate online from traditional offline sources.

Adjusted EBITDA loss in our Viator segment increased by $2 million and $11 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022. These increases were primarily due to an increase in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and other marketing costs, including brand spend, in response to strong consumer demand for experiences and increased investment to grow market share and drive brand awareness, and, to a lesser extent, an increase in direct costs from credit card payments and other revenue-related transaction costs in direct correlation with the increase in revenue. In addition, increases in personnel and overhead costs, particularly during the second half of 2022, to support business growth related to strong consumer demand and travel demand recovery contributed to adjusted EBITDA losses in this segment. This was all largely offset by an increase in revenue as noted above.

TheFork Segment

TheFork segment revenue increased by $6 million and $15 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022. This improvement was driven by increased consumer demand for dining, including increased bookings, during 2023 compared to the first half of 2022, as well as a decrease in the negative impact of the Omicron variant which occurred during the first quarter of 2022.

Adjusted EBITDA loss in TheFork segment decreased by $3 million and $1 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, while adjusted EBITDA margin improved by 11 percentage points and 7 percentage points during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to an increase in revenue as noted above, a decrease in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and television advertising costs during the second quarter of 2023, which were largely offset by non-income tax related government assistance benefits related to COVID-19 relief received during the second quarter of 2022 of $11 million recorded as a benefit to general and administrative expenses, which did not reoccur in 2023, and, to a lesser extent, an increase in personnel and overhead costs to support business growth related to the travel demand recovery that began during 2022.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Direct costs	$33	$24	38%	$56	$39	44%
Personnel and overhead	8	7	14%	14	14	0%
Total cost of revenue	$41	$31	32%	$70	$53	32%
% of revenue	8.3%	7.4%		8.1%	7.8%

Cost of revenue increased by $10 million and $17 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022. The increase in cost of revenue was primarily due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs in our Viator segment in direct correlation with the increase in revenue, as Viator serves as the merchant of record for the significant majority of its experience booking transactions.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Direct costs	$212	$171	24%	$376	$264	42%
Personnel and overhead	58	46	26%	112	93	20%
Total selling and marketing	$270	$217	24%	$488	$357	37%
% of revenue	54.7%	52.0%		56.4%	52.6%

Direct selling and marketing costs increased by $41 million and $112 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, while direct selling and marketing costs as a percentage of consolidated revenue was 43% during both the three and six months ended June 30, 2023, an increase from 41% and 39%, respectively, when compared to the same periods in 2022, primarily due to increased marketing investments related to strong consumer demand and growth opportunities in our experiences category.

The increase in direct selling and marketing costs during the three and six months ended June 30, 2023, when compared to the same periods in 2022, was primarily due to an increase of $47 million and $110 million, respectively, in paid online traffic acquisition costs, including SEM and other paid online traffic acquisition spend, and also other marketing costs, including brand spend, the substantial majority of which was incurred within our Viator segment and, to a lesser extent, our Tripadvisor Core segment, in order to capture consumer demand, including increased investment in the marketing of our experiences offerings within these segments for growth opportunities, partially offset by a decrease in television advertising costs of $6 million in TheFork segment during the three months ended June 30, 2023.

Personnel and overhead costs increased by $12 million and $19 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to an increase in headcount and contingent staff to support business growth related to the travel demand recovery that began during 2022.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Personnel and overhead	$61	$46	33%	$121	$94	29%
Other	10	7	43%	18	13	38%
Total technology and content	$71	$53	34%	$139	$107	30%
% of revenue	14.4%	12.7%		16.1%	15.8%

Personnel and overhead costs increased by $15 million and $27 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to increased personnel and overhead costs resulting from additional headcount and contingent staff to support business growth related to the travel demand recovery that began during 2022.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(in millions)			(in millions)
Personnel and overhead	$33	$28	18%	$67	$59	14%
Professional service fees and other	14	—	n.m.	29	9	222%
Total general and administrative	$47	$28	68%	$96	$68	41%
% of revenue	9.5%	6.7%		11.1%	10.0%

n.m. = not meaningful

Personnel and overhead costs increased by $5 million and $8 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by additional headcount to help support business growth related to the travel demand recovery that began during 2022.

Professional service fees and other costs increased by $14 million and $20 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to non-income tax related government assistance benefits related to COVID-19 relief of $11 million received by the Company during the second quarter of 2022, which did not reoccur in 2023, as well as, and to a lesser extent, a non-recurring cost of $3 million related to previously capitalized transaction costs during the first quarter of 2023, and incremental digital service tax costs of $3 million and $4 million for the three and six months periods, respectively.

Depreciation and Amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use (“ROU”) assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Depreciation	$19	$22	$38	$44
Amortization of intangible assets	2	3	4	6
Total depreciation and amortization	$21	$25	$42	$50
% of revenue	4.3%	6.0%	4.9%	7.4%
Depreciation and amortization decreased by $4 million and $8 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to the completion of amortization related to certain intangible assets from business acquisitions and capitalized website development costs in previous years.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to the Credit Facility, the 2025 Senior Notes, the 2026 Senior Notes, as well as interest on finance leases.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Interest expense	$(11)	$(11)	$(22)	$(23)

The significant majority of interest expense incurred during the three and six months ended June 30, 2023 and 2022, was related to the 2025 Senior Notes. Refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on the 2025 Senior Notes.

Interest Income

Interest income primarily consists of interest earned from bank deposits available on demand, term deposits, money market funds, and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Interest income	$12	$2	$22	$2

Interest income increased by $10 million and $20 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to an increase in the average amount of cash invested and increased interest rates received on bank and term deposits, and an increase in the interest earned on money market funds during 2023.

Other Income (Expense), Net

Other income (expense), net generally consists of net foreign exchange gains and losses, forward contract gains and losses, earnings/(losses) from equity method investments, gain/(loss) and impairments on non-marketable investments, gain/(loss) on sale/disposal of businesses, and other non-operating income (expenses).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Other income (expense), net	$(1)	$(1)	$(1)	$(2)

Other expense, net primarily consists of net foreign exchange gains and losses as a result of foreign currency movements.

(Provision) Benefit for Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
(Provision) benefit for income taxes	$(20)	$(22)	$(78)	$(24)
Effective tax rate	45.5%	41.5%	269.0%	114.3%

Our effective tax rate differed from the U.S. federal statutory rate of 21% during the three months ended June 30, 2023, primarily due to state taxes, stock compensation expense shortfalls, and unbenefited foreign losses. Our effective tax rate differed from the U.S. federal statutory rate of 21% during the six months ended June 30, 2023, primarily as a result of a discrete item recorded during the first quarter of 2023, as described below.

We recorded an income tax provision of $20 million and $78 million for the three and six months ended June 30, 2023, respectively. The change in our income tax provision and our effective tax rate during the six months ended June 30, 2023, when compared to the same period in 2022, was primarily the result of an IRS audit settlement and a related adjustment to our existing transfer pricing income tax reserves for subsequent tax years, totaling $55 million, which was recognized during the three months ended March 31, 2023. Refer to “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Net income (loss)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net income (loss)	$24	$31	$(49)	$(3)
Net income (loss) margin	4.9%	7.4%	(5.7%)	(0.4%)

Net income decreased by $7 million during the three months ended June 30, 2023 when compared to the same period in 2022. The decrease in net income was largely driven by increased direct selling and marketing costs incurred in response to strong consumer travel demand and investment to grow market share in our experiences offerings, increased personnel and overhead costs to help support business growth and consumer demand, as well as to a lesser extent, increased direct costs from credit card payment and other revenue-related transaction costs in direct correlation with the increase in experiences revenue during the three months ended June 30, 2023, and non-income tax related government assistance benefits related to COVID-19 relief of $11 million received during the second quarter of 2022 and did not reoccur in 2023, all of which are described in more detail above under “Consolidated Expenses.” These changes were largely offset by an increase in revenue, as described in more detail above under “Revenue and Segment Information.”

Net loss increased by $46 million during the six months ended June 30, 2023 when compared to the same period in 2022. The increase in net loss was largely driven by increased direct selling and marketing costs in response to strong consumer travel demand and investment to grow market share in our experiences offerings, as well as incremental income tax expense of $55 million recognized during the first quarter of 2023 as a result of an IRS audit settlement and related adjustment to our existing transfer pricing income tax reserves for subsequent tax years and, to a lesser extent, increased personnel and overhead costs to help support business growth and consumer demand, increased direct costs from credit card payment and other revenue-related transaction costs in direct correlation with the increase in experiences revenue during the six months ended June 30, 2023, and non-income tax related government assistance benefits related to COVID-19 relief of $11 million received during the second quarter of 2022, which did not reoccur in 2023, all of which is described in more detail above under “Consolidated Expenses,” largely offset by an increase in revenue, as described in more detail above under “Revenue and Segment Information.”

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)
Net income (loss)	$24	$31	$(49)	$(3)
Add: Provision (benefit) for income taxes	20	22	78	24
Add: Other expense (income), net	—	10	1	23
Add: Non-recurring expense (income) (1)	—	—	3	—
Add: Stock-based compensation	25	21	48	43
Add: Depreciation and amortization	21	25	42	50
Adjusted EBITDA	$90	$109	$123	$137
(1)
The Company expensed $3 million of previously capitalized transaction costs during the first quarter of 2023 to general and administrative expenses on our unaudited condensed consolidated statement of operations. The Company considers such costs to be non-recurring in nature.

Related Party Transactions

For information on our relationship with LTRIP, which may be deemed to beneficially own equity securities representing approximately 57% of our voting power as of June 30, 2023, refer to “Note 1: Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report. We had no related party transactions with LTRIP during both of the three and six months ended June 30, 2023 and 2022.

Stock-Based Compensation

Refer to “Note 10: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on current year equity award activity, including the issuance of nearly 6.5 million service-based RSUs with a weighted average grant-date fair value of $21.75 during the six months ended June 30, 2023.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and existing cash and cash equivalents. Liquidity needs can also be met through drawdowns under the Credit Facility. As of June 30, 2023 and December 31, 2022, we had approximately $1.1 billion and $1.0 billion, respectively, of cash and cash equivalents, and $496 million of available borrowing capacity under the Credit Facility. As of June 30, 2023, $221 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which nearly 45% was held in the U.K. As of June 30, 2023, the significant majority of our cash was denominated in U.S. dollars.

As of June 30, 2023, we had $478 million of cumulative undistributed earnings in foreign subsidiaries that are no longer considered to be indefinitely reinvested. As of June 30, 2023, we maintained a deferred income tax liability on our unaudited condensed consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested.

As of June 30, 2023, we are party a credit agreement, which, among other things, provides for a $500 million revolving credit facility with a maturity date of June 29, 2028. The Company may borrow from the Credit Facility in U.S dollars, Euros and Sterling. Borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Term Benchmark Borrowing rate, or the EURIBO rate for the interest period in effect for such borrowings in Euro; plus an applicable margin ranging from 1.75% to 2.50% (“Term Benchmark/RFP Spread”), based on the Company’s total net leverage ratio; (ii) the RFP Borrowing rate, or the Daily Simple Sterling Overnight Interbank Average rate for the interest period in effect for such borrowings in Sterling; plus the Term Benchmark/RFP Spread, based on the Company’s total net leverage ratio; or (iii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum; and (c) the Term Benchmark Borrowing rate, or Adjusted Term SOFR for an interest period of one month as published two US Government Securities Business Days prior to such day (or if such day is not a US Government Securities Business Day, the immediately preceding US Government Securities Business Day) plus 1.00% per annum; in addition to an applicable margin ranging from 0.75% to 1.50%, based on the Company’s total net leverage ratio. In addition, we are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.25% to 0.40%, on the daily unused portion of the Credit Facility for each fiscal quarter and in connection with the issuance of letters of credit. As of June 30, 2023, our unused revolver capacity was subject to a commitment fee of 0.25%, given the Company’s total net leverage ratio. The Credit Facility requires us to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control.

As of June 30, 2023 and December 31, 2022, we had no outstanding borrowings and were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the total net leverage ratio covenant, based on our current projections, we do not believe there is a material risk that we will not remain in compliance throughout the next twelve months.

As of June 30, 2023, the Company had an aggregate outstanding principal amount of $845 million in long-term debt, as a result of the 2025 Senior Notes and 2026 Senior Notes, as discussed below.

In July 2020, the Company completed the sale of $500 million in 2025 Senior Notes. The 2025 Senior Notes provide, among other things, that interest, at an interest rate of 7.0% per annum, is payable on January 15 and July 15 of each year, until their maturity on July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of the Company, although unconditionally guaranteed on a joint and several basis, by certain of the Company’s domestic subsidiaries. In March 2021, the Company completed the sale of $345 million of the 2026 Senior Notes. The 2026 Senior Notes provide, among other things, that interest, at an interest rate of 0.25% per annum, is payable on April 1 and October 1 of each year, until their maturity on April 1, 2026. The 2026 Senior Notes are senior unsecured obligations of the Company, although unconditionally guaranteed on a joint and several basis, by certain of the Company’s domestic subsidiaries.

The 2025 Senior Notes and 2026 Senior Notes are not registered securities and there are currently no plans to register these notes as securities in the future. We may from time to time repurchase the 2025 Senior Notes or 2026 Senior Notes through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

For further information on the Credit Facility, 2025 Senior Notes, and 2026 Senior Notes, refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report.

On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million. During the three months ended June 30, 2023, we repurchased 4,724,729 shares of our outstanding common stock at an average price of $15.85 per share, exclusive of fees and commissions, or $75 million in the aggregate, which completed this share repurchase program.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows during the year related to working capital. As a result of our experience bookings, we receive cash from travelers at the time of booking or prior to the occurrence of an experience, and we record these amounts, net of commissions, on our unaudited condensed consolidated balance sheet as deferred merchant payables. We pay the experience operator, or the experience supplier, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the experience operator and this operating cycle represents a source or use of cash to us. During the first half of the year, experiences bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors, such as a resurgence of COVID-19, may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows. For example, our “Reserve Now, Pay Later” payment option, which allows our travelers the option to reserve certain experiences and defer payment until a date no later than two days before the experience date, may continue to increase though it is still not used in a majority of bookings to date, and affect the timing of our future cash flows and working capital.

As discussed in “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report, we received a final notice regarding a MAP settlement for the 2009 through 2011 tax years in January 2023, which the Company subsequently accepted in February 2023. During the three months ended June 30, 2023, we made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to the Tax Sharing Agreement with Expedia. This amount was previously accrued in income taxes payable on our unaudited condensed consolidated balance sheet. We anticipate a competent authority refund and federal tax benefits, net of state tax payments, associated with this IRS audit settlement will be substantially settled in the next twelve months, and will result in an estimated net operating cash inflow of $45 million to $55 million, inclusive of related interest expense.

Additionally, during August 2020 we separately received a NOPA issued by the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in additional income tax expense above our existing tax reserves in an estimated range of $55 million to $65 million, exclusive of interest expense, at the close of the audit if the IRS prevails. In addition, we received an issue closure notice from HMRC relating to adjustments for the 2012 through 2016 tax years in January 2021. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. Although the ultimate timing for resolution of these matters is uncertain, any future payments required would negatively impact our operating cash flows.

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

Our cash flows for the six months ended June 30, 2023 and 2022, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
	2023	2022
	(in millions)
Net cash provided by (used in):
Operating activities	$240	$380
Investing activities	(31)	(26)
Financing activities	(93)	(13)

During the six months ended June 30, 2023, our primary use of cash was in operations, and from financing activities (including repurchases of our outstanding common stock at an aggregate cost of $75 million under our existing share repurchase program and payment of withholding taxes on net share settlements of our equity awards of $12 million) and investing activities (including capital expenditures of $31 million incurred during the six months ended June 30, 2023). This use of cash was funded with cash and cash equivalents and operating cash flows during the period.

During the six months ended June 30, 2022, our primary use of cash was in operations, and from financing activities (including payment of withholding taxes on net share settlements of our equity awards of $9 million) and investing activities (including capital expenditures of $27 million). This use of cash was funded with cash and cash equivalents, and operating cash flows during the period.

Net cash provided by operating activities for the six months ended June 30, 2023, decreased by $140 million when compared to the same period in 2022, primarily due to a decrease in working capital of $66 million and an increase in net losses of $46 million, as well as, and to a lesser extent, a decrease in non-cash items of $28 million, primarily due to a decrease in deferred income tax expense. The decrease in working capital was largely driven by a U.S. federal tax payment of $113 million during the second quarter of 2023, inclusive of interest, related to the IRS audit settlement, discussed above, a $64 million U.S. federal tax refund related to the CARES Act received in 2022, which did not reoccur in 2023, and increased cash outflows from accounts payable due to timing of vendor payments. These changes were partially offset by an increase in deferred revenue and deferred merchant payables resulting from cash received in advance for experiences bookings, net of cancellations, reflecting experiences bookings growth, and the timing of when cash is received from travelers and then remitted to experience operators, in addition to the timing of and improvement in collection from customers, resulting in increased operating cash flows from accounts receivable during the period, and an increase of $55 million in our income tax provision as a result of an IRS audit settlement and a related adjustment to our existing transfer pricing income tax reserves for subsequent tax years, discussed above.

Net cash used in investing activities for the six months ended June 30, 2023 increased by $5 million when compared to the same period in 2022, due to an increase in capital expenditures across the business.

Net cash used in financing activities for the six months ended June 30, 2023 increased by $80 million when compared to the same period in 2022, primarily due to the repurchase of shares of our common stock under the existing share repurchase program of $75 million and $3 million of financing costs incurred related to our Credit Facility, both occurring during the three months ended June 30, 2023.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2022. As of June 30, 2023, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our contractual obligations and commercial commitments.

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

We are currently under examination by the IRS for the 2014 through 2016 and 2018 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2014. As of June 30, 2023, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HMRC audit.

As disclosed in previous filings, including in our Annual Report on Form 10-K for the year ended December 31, 2022, we received a NOPA from the IRS by virtue of income tax returns filed with Expedia for the 2009, 2010, and 2011 tax years relating to certain transfer pricing arrangements with our foreign subsidiaries. In response, we requested competent authority assistance under the MAP for the 2009 through 2011 tax years. In January 2023, we received a final notice from the IRS regarding a MAP settlement for the 2009 through 2011 tax years, which the Company accepted in February 2023. In the first quarter of 2023, we recorded additional income tax expense as a discrete item, inclusive of interest, of $31 million specifically related to this settlement. We reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent tax years during the first quarter of 2023, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The total impact of these adjustments resulted in an incremental income tax expense of $55 million, which was recognized during the three months ended March 31, 2023.

In addition, and separately, during August 2020, we received a NOPA from the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments pertain to certain transfer pricing arrangements with our foreign subsidiaries and would result in additional income tax expense above our existing tax reserves in an estimated range of $55 million to $65 million at the close of the audit if the IRS prevails. This estimated range takes into consideration competent authority relief, existing income tax reserves, and transition tax regulations and is exclusive of deferred tax consequences and interest expense, which would also be significant. We disagree with the proposed adjustments, and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for the years discussed above, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we may be subject to significant additional tax liabilities. We have previously requested competent authority assistance under MAP for the tax years of 2014 through 2016. We have reviewed our transfer pricing reserves as of June 30, 2023, based on the facts and circumstances that existed as of the reporting date, and consider them to be the Company’s best estimate as of June 30, 2023.

In January 2021, we received an issue closure notice from HMRC relating to adjustments for the 2012 through 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change. Based on our interpretation of the regulations and available case law, we believe the position the Company has taken with regard to transfer pricing with our foreign subsidiaries is sustainable.

Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project to address the tax challenges arising from digitalization. The OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. In October 2021, more than 130 countries tentatively signed on to a framework, which calls for a minimum tax rate on corporations of 15% and a reallocation of profits from the largest and most profitable businesses to countries where they make sales. The proposed framework, once enacted, envisages new international tax rules and the removal of all digital services taxes. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations is uncertain. As the OECD/G20 continues to drive toward a consensus framework, several countries which have previously enacted unilateral digital services tax initiatives, such as France, Italy, Spain, and the U.K., will continue to impose these revenue-based taxes until implementation of the consensus framework. In July 2023, more than 138 countries and jurisdictions agreed to refrain from imposing newly enacted digital service tax initiatives or relevant similar measures on any company before December 31, 2024, or the entry into force of the multilateral convention developed by the OECD/G20 Inclusive Framework if earlier, provided the multilateral convention has made sufficient progress by the end of 2023. Furthermore, certain U.S. states, such as Maryland, have deployed comparable digital services tax initiatives, and we continue to monitor these developments to determine the financial impact to the Company. During the three and six months ended June 30, 2023, we recorded $5 million and $7 million, respectively, of digital service tax, while during the three and six months ended June 30, 2022, we recorded $2 million and $3 million, respectively, of digital service tax to general and administrative expense on our unaudited condensed consolidated statement of operations.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our unaudited condensed consolidated balance sheet, which was not material as of June 30, 2023. As of June 30, 2023, $478 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the six months ended June 30, 2023 since December 31, 2022. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of the risks and uncertainties which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. During the quarter ended June 30, 2023, there were no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2023, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

A summary of information regarding our common stock repurchases during the second quarter of 2023 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	—	—	$75,042,077
May 1 to May 31	4,724,729	$15.85	4,724,729	$—
June 1 to June 30	—	—	—	$—
Total	4,724,729		4,724,729

(1) Exclusive of fees and commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the second quarter of 2023, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1	Amendment and Restatement Agreement, dated as of June 29, 2023, to the Credit Agreement dated as of June 26, 2015 (as amended as of May 12, 2017, May 5, 2020 and December 17, 2020, among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor, LLC, the other Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.		8-K	001-35362	10.1	7/6/23
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tripadvisor, Inc.
By	/s/ Michael Noonan
Michael Noonan
Chief Financial Officer

By	/s/ Geoffrey Gouvalaris
Geoffrey Gouvalaris
Chief Accounting Officer

August 2, 2023