Form 10-Q
period 2023-09-30
TripAdvisor, Inc.
filed 2023-11-06
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding Shares at November 1, 2023
Common Stock, $0.001 par value per share	125,714,553 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue (Note 3)	$533	$459	$1,398	$1,138

Costs and expenses:
Cost of revenue (1) (exclusive of depreciation and amortization as shown separately below)	43	32	113	85
Selling and marketing (1)	272	234	761	591
Technology and content (1)	66	55	205	162
General and administrative (1)	49	45	144	114
Depreciation and amortization	21	23	63	73
Restructuring and other related reorganization costs (Note 5)	18	—	18	—
Total costs and expenses	469	389	1,304	1,025
Operating income (loss)	64	70	94	113
Other income (expense):
Interest expense	(11)	(11)	(33)	(33)
Interest income	13	4	35	7
Other income (expense), net	(2)	(1)	(3)	(4)
Total other income (expense), net	—	(8)	(1)	(30)
Income (loss) before income taxes	64	62	93	83
(Provision) benefit for income taxes (Note 8)	(37)	(37)	(115)	(61)
Net income (loss)	$27	$25	$(22)	$22

Earnings (loss) per share attributable to common stockholders (Note 12):
Basic	$0.20	$0.18	$(0.16)	$0.16
Diluted	$0.19	$0.17	$(0.16)	$0.15
Weighted average common shares outstanding (Note 12):
Basic	138	140	140	140
Diluted	143	146	140	144

(1) Includes stock-based compensation expense as follows (Note 10):
Cost of revenue	$—	$—	$1	$1
Selling and marketing	$4	$3	$12	$9
Technology and content	$10	$9	$30	$27
General and administrative	$10	$10	$29	$28

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$27	$25	$(22)	$22
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	(10)	(24)	(7)	(52)
Total other comprehensive income (loss), net of tax	(10)	(24)	(7)	(52)
Comprehensive income (loss)	$17	$1	$(29)	$(30)

(1) Deferred income tax liabilities related to these amounts are not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$1,124	$1,021
Accounts receivable and contract assets, net (allowance for expected credit losses of $24 and $28, respectively) (Note 4)	234	205
Prepaid expenses and other current assets	43	44
Total current assets	1,401	1,270
Property and equipment, net of accumulated depreciation of $537 and $512, respectively	193	194
Operating lease right-of-use assets	18	27
Intangible assets, net of accumulated amortization of $202 and $198, respectively	45	51
Goodwill	817	822
Non-marketable investments (Note 4)	32	34
Deferred income taxes, net	86	78
Other long-term assets, net of allowance for credit losses of $10 and $10, respectively (Note 4, Note 8)	44	93
TOTAL ASSETS	$2,636	$2,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$70	$39
Deferred merchant payables	329	203
Deferred revenue (Note 3)	64	44
Income taxes payable (Note 8)	26	16
Accrued expenses and other current liabilities (Note 5)	230	231
Total current liabilities	719	533
Long-term debt (Note 6)	839	836
Finance lease obligation, net of current portion	53	58
Operating lease liabilities, net of current portion	7	15
Deferred income taxes, net	1	1
Other long-term liabilities (Note 7)	194	265
Total Liabilities	1,813	1,708

Commitments and contingencies (Note 9)
Stockholders’ equity: (Note 11)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0, respectively
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 149,181,201 and 146,891,538, respectively
Shares outstanding: 125,611,858 and 128,046,924, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,470	1,404
Retained earnings	239	261
Accumulated other comprehensive income (loss)	(89)	(82)
Treasury stock-common stock, at cost, 23,569,343 and 18,844,614 shares, respectively	(797)	(722)
Total Stockholders’ Equity	823	861
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,636	$2,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended September 30, 2023
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of June 30, 2023	148,642,645	$—	12,799,999	$—	$1,445	$212	$(79)	(23,569,343)	$(797)	$781
Net income (loss)						27				27
Other comprehensive income (loss), net of tax							(10)			(10)
Issuance of common stock related to exercises of options and vesting of RSUs	538,556	—			—					—
Withholding taxes on net share settlements of equity awards					(2)					(2)
Stock-based compensation					27					27
Balance as of September 30, 2023	149,181,201	$—	12,799,999	$—	$1,470	$239	$(89)	(23,569,343)	$(797)	$823

	Nine months ended September 30, 2023
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2022	146,891,538	$—	12,799,999	$—	$1,404	$261	$(82)	(18,844,614)	$(722)	$861
Net income (loss)						(22)				(22)
Other comprehensive income (loss), net of tax							(7)			(7)
Issuance of common stock related to exercises of options and vesting of RSUs	2,289,663	—			—					—
Repurchase of common stock (Note 11)								(4,724,729)	(75)	(75)
Withholding taxes on net share settlements of equity awards					(14)					(14)
Stock-based compensation					80					80
Balance as of September 30, 2023	149,181,201	$—	12,799,999	$—	$1,470	$239	$(89)	(23,569,343)	$(797)	$823

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

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended September 30,
	2023	2022
Operating activities:
Net income (loss)	$(22)	$22
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	63	73
Stock-based compensation expense (Note 10)	72	65
Deferred income tax expense (benefit)	(8)	8
Provision for expected credit losses	5	3
Other, net	3	6
Changes in operating assets and liabilities, net:
Accounts receivable and contract assets, prepaid expenses and other assets	(36)	(81)
Accounts payable, accrued expenses and other liabilities	32	78
Deferred merchant payables	130	143
Income tax receivables/payables, net	(5)	106
Deferred revenue	20	17
Net cash provided by (used in) operating activities	254	440

Investing activities:
Capital expenditures, including capitalized website development	(47)	(41)
Other investing activities, net	—	4
Net cash provided by (used in) investing activities	(47)	(37)

Financing activities:
Repurchase of common stock (Note 11)	(75)	—
Payment of financing costs related to Credit Facility (Note 6)	(3)	—
Payment of withholding taxes on net share settlements of equity awards	(14)	(18)
Payments of finance lease obligation and other financing activities, net	(5)	(5)
Net cash provided by (used in) financing activities	(97)	(23)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	(37)
Net increase (decrease) in cash, cash equivalents and restricted cash	103	343
Cash, cash equivalents and restricted cash at beginning of period	1,021	723
Cash, cash equivalents and restricted cash at end of period	$1,124	$1,066
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes, net of refunds	$128	$(53)
Cash paid during the period for interest	$38	$39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

We refer to Tripadvisor, Inc. and our wholly-owned subsidiaries as “Tripadvisor”, “Tripadvisor group”, the “Company”, “us”, “we” and “our” in these notes to the unaudited condensed consolidated financial statements.

Description of Business

The Tripadvisor group operates as a family of brands with the purpose of connecting people to experiences worth sharing. Our vision is to be the world’s most trusted source for travel and experiences. The Company operates across three reportable segments: Tripadvisor Core, Viator, and TheFork. We leverage our brands, technology platforms, and capabilities to connect our large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present our results of operations, financial position and cash flows on a consolidated basis. The unaudited condensed consolidated financial statements include Tripadvisor, our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. All inter-company accounts and transactions have been eliminated in consolidation. One of our subsidiaries that operates in China has variable interests in affiliated entities in China in order to comply with Chinese laws and regulations, which restrict foreign investment in internet content provision businesses. Although we do not own the capital stock of these Chinese affiliates, we consolidate their results as we are the primary beneficiary of the cash losses or profits of these variable interest affiliates and have the power to direct the activity of these affiliates. Our variable interest entities’ financial results were not material for any of the periods presented. Investments in entities in which we do not have a controlling financial interest are accounted for under the equity method, the fair value option, as available-for-sale securities or at cost adjusted for observable price changes and impairments, as appropriate.

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

As of September 30, 2023, Liberty Tripadvisor Holdings, Inc. (“LTRIP”) beneficially owned approximately 16.4 million shares of our common stock and approximately 12.8 million shares of our Class B common stock, which constitute 13% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own approximately 21% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 57% of our voting power. We had no related party transactions with LTRIP during the three and nine months ended September 30, 2023 and 2022, respectively.

Risks and Uncertainties

Our business was negatively impacted by the risks and uncertainties related to the COVID-19 pandemic. We believe the travel, leisure, hospitality, and restaurant industries, and our financial results, would be adversely and materially affected upon a resurgence of COVID-19 or the emergence of any new pandemic or other health crisis that results in reinstated travel bans and/or other government restrictions and mandates, any of which would likely negatively impact consumer demand, sentiment, and discretionary spending patterns.

Additionally, other natural disasters, public health-related events, political instability, geopolitical conflicts, including the evolving events in the Middle East, acts of terrorism, fluctuations in currency values, and changes in global economic conditions, are examples of other events that could have a negative impact on the travel industry, and as a result, our financial results in the future.

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

Seasonality

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as further significant shifts in our business mix, adverse economic conditions, public health-related events, as well as other factors.
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our accounting policies since December 31, 2022, as described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 3: REVENUE RECOGNITION

There have been no material changes to our principal revenue streams, revenue recognition policies, performance obligations, description of and timing of services, or customer payment terms since December 31, 2022, as described under “Note 2: Significant Accounting Policies” and “Note 3: Revenue Recognition”, in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. There was no significant revenue recognized in the three and nine months ended September 30, 2023 and 2022 related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. The Company expects to complete its performance obligations within one year from the initial transaction date. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective under GAAP, which is to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 13: Segment Information,” our business consists of three reportable segments – (1) Tripadvisor Core; (2) Viator; and (3) TheFork. A reconciliation of disaggregated revenue to reportable segment revenue is included below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Major products/revenue sources (1):	(in millions)
Tripadvisor Core:
Tripadvisor-branded hotels	$181	$188	$524	$510
Tripadvisor-branded display and platform	38	33	110	97
Tripadvisor experiences and dining (2)	55	45	138	101
Other	16	18	41	41
Total Tripadvisor Core	290	284	813	749

Viator	245	174	576	366
TheFork	42	35	115	93
Intersegment eliminations (2)	(44)	(34)	(106)	(70)
Total Revenue	$533	$459	$1,398	$1,138
(1)
Our revenue is recognized primarily at a point in time for all reportable segments.
(2)
Tripadvisor experiences and dining revenue within the Tripadvisor Core segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 13: Segment Information” for a discussion of intersegment revenue for all periods presented.

Deferred Revenue

Contract liabilities generally include payments received in advance of performance under the contract and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet, including amounts that are refundable. As of January 1, 2023, we had $44 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $4 million and $40 million was recognized as revenue during the three and nine months ended September 30, 2023, respectively. During the three months ended September 30, 2023, refunds due to cancellations by travelers were not material, while refunds due to cancellations by travelers during the nine months ended September 30, 2023 were $3 million. As of January 1, 2022, we had $36 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $5 million and $31 million was recognized as revenue during the three and nine months ended September 30, 2022, respectively. During the three months ended September 30, 2022, refunds due to cancellations by travelers were not material, while $2 million was refunded due to cancellations by travelers during the nine months ended September 30, 2022. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

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

Cash, Cash Equivalents and Marketable Securities

As of September 30, 2023 and December 31, 2022, we had approximately $1.1 billion and $1.0 billion of cash and cash equivalents, respectively, which consisted of available on demand cash deposits and term deposits, as well as money market funds, with maturities of 90 days or less at the date of purchase, in each case, with major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of September 30, 2023 and December 31, 2022, and there were no purchases or sales of any marketable securities during and for the three and nine months ended September 30, 2023 and 2022.

The following table shows our cash and cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
	(in millions)
Cash	$738	$738	$738	$821	$821	$821
Level 1:
Money market funds	386	386	386	—	—	—
Level 2:
Term deposits	—	—	—	200	200	200
Total	$1,124	$1,124	$1,124	$1,021	$1,021	$1,021
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

Derivative Financial Instruments

We use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows primarily for the Euro versus the U.S. Dollar. For the three and nine months ended September 30, 2023 and 2022, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts are carried at fair value on our unaudited condensed consolidated balance sheet as of both September 30, 2023 and December 31, 2022. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statement of operations. We recorded a net gain of $1 million for both the three and nine months ended September 30, 2023, and a net gain of $4 million and $6 million for the three and nine months ended September 30, 2022, respectively.

The following table shows the net notional principal amounts of our outstanding derivative instruments as of the dates presented:

	September 30, 2023	December 31, 2022
	(in millions)
Foreign currency exchange-forward contracts (1) (2)	$37	$18

(1)
Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.
(2)
The fair value of our outstanding derivatives as of September 30, 2023 was $1 million and was reported in prepaid expenses and other current assets on our unaudited condensed consolidated balance sheet. The fair value of our outstanding derivatives as of December 31, 2022 was not material. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the unaudited condensed consolidated balance sheet.

Counterparties to our outstanding forward contracts consist of major global financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We were not entered into any cash flow, fair value or net investment hedges as of September 30, 2023 or December 31, 2022.

Other Financial Assets and Liabilities

As of September 30, 2023 and December 31, 2022, financial instruments not measured at fair value on a recurring basis, including accounts payable, accrued expenses and other current liabilities, and deferred merchant payables, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable and contract assets, as described below, as well as certain other financial assets, are measured at amortized cost and are carried at cost less an allowance for expected credit losses on our unaudited condensed consolidated balance sheet to present the net amount expected to be collected.

Accounts Receivable and Contract Assets, net

The following table provides information about the opening and closing balances of accounts receivable and contract assets, net of allowance for expected credit losses, from contracts with customers as of the dates presented:

	September 30, 2023	December 31, 2022
	(in millions)
Accounts receivable	$214	$173
Contract assets	20	32
Total	$234	$205

Accounts receivable are recognized when the right to consideration becomes unconditional, and are recorded net of an allowance for expected credit losses. We record accounts receivable at the invoiced amount. Our customer invoices are generally due from customers 30 days from the time of invoicing. During the nine months ended September 30, 2023, we recorded $5 million of incremental allowance for expected uncollectible accounts, offset by $9 million of write-offs for accounts deemed to be uncollectible. The Company's exposure to credit losses may increase if our customers are adversely affected by changes in macroeconomic pressures or uncertainty associated with local or global economic recessions, or other customer-specific factors. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction.

Fair Value of Long-Term Debt

The following table shows the aggregate principal, carrying value and fair value amounts of the outstanding 2025 Senior Notes and 2026 Senior Notes as of the dates presented, which are classified as long-term debt on our unaudited condensed consolidated balance sheets and considered Level 2 fair value measurements. Refer to “Note 6: Debt” for additional information on the 2025 Senior Notes and 2026 Senior Notes.

	September 30, 2023	December 31, 2022
	(in millions)
2025 Senior Notes
Aggregate principal amount	$500	$500
Carrying value amount (1)	497	495
Fair value amount (2)	499	498

2026 Senior Notes
Aggregate principal amount	$345	$345
Carrying value amount (3)	342	341
Fair value amount (2)	293	281

(1)
Net of $3 million and $5 million of unamortized debt issuance costs as of September 30, 2023 and December 31, 2022, respectively.
(2)
We estimate the fair value of our outstanding 2025 Senior Notes and 2026 Senior Notes based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.
(3)
Net of $3 million and $4 million of unamortized debt issuance costs as of September 30, 2023 and December 31, 2022, respectively.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs as of September 30, 2023 and December 31, 2022.

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

Financial instruments, which potentially subject us to concentration of credit risk, generally consist, at any point in time, of cash and cash equivalents, corporate debt securities, forward contracts, capped calls, and accounts receivable. We maintain cash balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits in the U.S. and similar programs outside the U.S. Our cash and cash equivalents are generally composed of available on demand bank deposits or term deposits with several major global financial institutions, as well as money market funds, primarily denominated in U.S. dollars, and to a lesser extent Euros, British pounds, and Australian dollars. We may invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Forward contracts and capped calls are transacted with major international financial institutions with high credit standings. Forward contracts, which, to date, have typically had maturities of less than 90 days, also mitigate risk. Our overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd, which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $30 million and $32 million as of September 30, 2023 and December 31, 2022, respectively, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2023, we recognized $1 million, representing our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statements of operations, while this amount was not material during the three months ended September 30, 2023. During the three and nine months ended September 30, 2022, we recognized $1 million and $2 million, respectively, representing our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statements of operations. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During the three and nine months ended September 30, 2023 and 2022, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related-party transactions, and were not material during the three and nine months ended September 30, 2023 and 2022.

Other Long-Term Assets

The Company holds collateralized notes (the “Notes Receivable”) issued by a privately held company with a total principal amount of $20 million. The Company has classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due in June 2025 and the remaining 50% due in June 2030. As of both September 30, 2023 and December 31, 2022, the carrying value of the Notes Receivable was $9 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our unaudited condensed consolidated balance sheets at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

Other non-financial assets, such as property and equipment, goodwill, intangible assets, and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements, if necessary, are based predominately on Level 3 inputs.

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	September 30, 2023	December 31, 2022
	(in millions)
Accrued employee salary, bonus, and related benefits	$62	$65
Accrued marketing costs	62	68
Interest payable (1)	8	17
Finance lease liability - current portion	6	6
Operating leases liability - current portion	12	14
Restructuring and other related reorganization cost (2)(3)	14	—
Other	66	61
Total	$230	$231
(1)
Amount relates primarily to unpaid interest accrued on the 2025 Senior Notes. Refer to “Note 6: Debt” for further information.
(2)
During the third quarter of 2023, the Company approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. These restructuring and reorganization actions resulted in reduced global headcount. As a result, the Company incurred estimated pre-tax restructuring and other related reorganization costs of $18 million during the three months ended September 30, 2023, which consisted primarily of employee severance and related benefits. Potential job position eliminations in each country are subject to local law and consultation requirements, which will extend beyond the fourth quarter of 2023 in certain countries. Therefore, actual costs incurred may differ from estimated costs recorded as of September 30, 2023.
(3)
We expect that the majority of these costs will be paid during the fourth quarter of 2023 and the first quarter of 2024.

The following table summarizes our restructuring and other related reorganization costs for the nine months ended September 30, 2023:

Carrying Value
(in millions)
Accrued liability as of December 31, 2022	$—
Charges	18
Payments	(3)
Other	(1)
Accrued liability as of September 30, 2023	$14

NOTE 6: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

September 30, 2023	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(3)	$497
2026 Senior Notes	345	(3)	342
Total Long-Term Debt	$845	$(6)	$839

December 31, 2022	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(5)	$495
2026 Senior Notes	345	(4)	341
Total Long-Term Debt	$845	$(9)	$836

Credit Facility

We are party to a credit agreement with a group of lenders initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”). On May 8, 2023, the Company declared a “Covenant Changeover Date” (as defined in the Credit Agreement), thereby declaring the Company out of the financial covenant holiday and no longer subject to certain of the restrictive covenants contained in the Credit Agreement. Following that, on June 29, 2023, we amended and restated the Credit Agreement (the "Restated Credit Agreement") to, among other things, (i) extend the maturity date of the Credit Facility from May 12, 2024 to June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt", the aggregate outstanding principal amount of such specified debt is $200 million or more then the maturity date will be such business day); (ii) maintain the aggregate amount of revolving commitments available at $500 million; (iii) increase the total net leverage ratio from 3.5 to 1.0 to 4.5 to 1.0; and (iv) replace the LIBOR interest rate benchmark with a secured overnight financing rate ("SOFR") interest rate benchmark.

The Company may borrow from the Credit Facility in U.S dollars, Euros and Sterling. Borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Term Benchmark Borrowing rate, or the EURIBO rate for the interest period in effect for such borrowings in Euro; plus an applicable margin ranging from 1.75% to 2.50% (“Term Benchmark/RFP Spread”), based on the Company’s total net leverage ratio; (ii) the RFP Borrowing rate, or the Daily Simple Sterling Overnight Interbank Average rate for the interest period in effect for such borrowings in Sterling, plus the Term Benchmark/RFP Spread, based on the Company’s total net leverage ratio; or (iii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Term Benchmark Borrowing rate, or Adjusted Term SOFR for an interest period of one month as published two US Government Securities Business Days prior to such day (or if such day is not a US Government Securities Business Day, the immediately preceding US Government Securities Business Day) plus 1.00% per annum; in addition to an applicable margin ranging from 0.75% to 1.50%, based on the Company’s total net leverage ratio. In addition, we are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.25% to 0.40%, on the daily unused portion of the Credit Facility for each fiscal quarter and in connection with the issuance of letters of credit. As of September 30, 2023, our unused revolver capacity was subject to a commitment fee of 0.25%, given the Company’s total net leverage ratio. In addition, the Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for swing line borrowings on same-day notice.

As of September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Credit Facility and had issued $4 million of undrawn standby letters of credit under the Credit Facility. For the three months ended September 30, 2023 and 2022, and the nine months ended September 30, 2023, total interest expense and commitment fees on our Credit Facility was not material, while during the nine months ended September 30, 2022, we recorded total interest expense and commitment fees on the Credit Facility of $1 million to interest expense on our unaudited condensed consolidated statement of operations. In connection with the Restated Credit Agreement, we incurred lender fees and other debt financing costs of approximately $3 million. These costs were capitalized as deferred financing costs in other long-term assets on our unaudited consolidated balance sheet, while deferred financing costs incurred in previous amendments, which were immediately recognized to interest expense on our unaudited condensed consolidated statements of operations, were not material. As of September 30, 2023, the Company had $4 million remaining in deferred financing costs in connection with the Credit Facility. These costs will be amortized over the remaining term of the Credit Facility, using the effective interest rate method, and recorded to interest expense on our unaudited condensed consolidated statement of operations.

There is no specific repayment date prior to the maturity date for any borrowings under the Credit Agreement. We may voluntarily repay any outstanding borrowing under the Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Term Benchmark and RFP interest rate-based loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we intend to classify any future borrowings under this facility as long-term debt. The Credit Agreement contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. In addition, to secure the obligations under the Credit Agreement, the Company and certain subsidiaries have granted security interests and liens in and on substantially all of their assets as well as pledged shares of certain of the Company’s subsidiaries. The Credit Agreement requires us to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the Credit Facility. As of September 30, 2023 and December 31, 2022, the Company was in compliance with its existing covenants.

2025 Senior Notes

In 2020, the Company issued $500 million of outstanding aggregate principal amount of 7.0% Senior Notes due 2025 (the “2025 Senior Notes”). The 2025 Senior Notes are governed by an indenture dated July 9, 2020 (the “2025 Indenture”), among the Company, the guarantors and the trustee. The 2025 Indenture provides, among other things, that interest is payable on the 2025 Senior Notes semiannually on January 15 and July 15 of each year, and continues until their maturity date of July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis, by certain of the Company’s domestic subsidiaries. The Company has the option to redeem all or a portion of the 2025 Senior Notes at the redemption prices set forth in the 2025 Indenture, plus accrued and unpaid interest, if any.

As of September 30, 2023 and December 31, 2022, unpaid interest on the 2025 Senior Notes totaled approximately $7 million and $16 million, respectively, and was included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheets. During each of the three months ended September 30, 2023 and 2022, we recorded interest expense of $9 million, and during each of the nine months ended September 30, 2023 and 2022, we recorded interest expense of $26 million on our unaudited condensed consolidated statements of operations.

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

2026 Senior Notes

In 2021, the Company issued $345 million in outstanding aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (the “2026 Senior Notes”). The Company also entered into an Indenture dated March 25, 2021 (the “2026 Indenture”), among the Company, the guarantors party thereto and the trustee. The terms of the 2026 Senior Notes are governed by the 2026 Indenture. The 2026 Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Senior Notes are senior unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by certain of the Company’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year. During the three and nine months ended September 30, 2023 and 2022, our effective interest rate, including debt issuance costs, was approximately 0.40% and approximately 0.50%, respectively, and total interest expense on our 2026 Senior Notes was not material during the three months ended September 30, 2023 and 2022, while this amount was $1 million during each of the nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, unpaid interest on the 2026 Senior Notes was also not material.

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

The Company accounts for the 2026 Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Senior Notes are bifurcated and recognized as a derivative. The 2026 Senior Notes are unsecured and do not contain any financial covenants, restrictions on dividends, restrictions on the incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.

Refer to “Note 9: Debt” in the notes to consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, for additional information pertaining to redemption, conversion, and repurchase features or terms regarding the 2025 Senior Notes and the 2026 Senior Notes.

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

The Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2026 Senior Notes, the number of shares of common stock initially underlying the 2026 Senior Notes, or up to approximately 4.7 million shares of our common stock. The Capped Calls are expected generally to reduce potential dilution to the common stock upon any conversion of 2026 Senior Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted 2026 Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The strike price of the Capped Calls is $73.81, while the cap price of the Capped Calls will initially be $107.36 per share of our common stock, which represents a premium of 100% over the closing price of our common stock of $53.68 per share on March 22, 2021, subject to certain customary adjustments under the terms of the Capped Calls.

The Capped Calls are considered indexed to our own stock and are considered equity classified under GAAP, and included as a reduction to additional paid-in-capital within stockholders’ equity on the unaudited condensed consolidated balance sheets as of both September 30, 2023 and December 31, 2022. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period.

NOTE 7: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following as of the dates presented:

	September 30, 2023	December 31, 2022
	(in millions)
Unrecognized tax benefits (1)	$151	$204
Deferred gain on equity method investment (2)	26	28
Long-term income taxes payable (3)	15	27
Other	2	6
Total	$194	$265
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

Our income tax provision was $37 million and $115 million for the three and nine months ended September 30, 2023, respectively, and our income tax provision was $37 million and $61 million for the three and nine months ended September 30, 2022, respectively. The change in our income tax provision during the nine months ended September 30, 2023, when compared to the same period in 2022, was primarily the result of an Internal Revenue Service ("IRS") audit settlement and related adjustment to our existing transfer pricing income tax reserves for subsequent tax years recorded during the three months ended March 31, 2023. Our effective tax rate differed from the U.S. federal statutory rate of 21% during the three months ended September 30, 2023 primarily due to a reduction of a deferred tax asset related to stock options awarded in August 2013 to our former CEO, Stephen Kaufer, that expired during the three months ended September 30, 2023. Our effective tax rate differed from the U.S. federal statutory rate of 21% during the nine months ended September 30, 2023 primarily as a result of the IRS audit settlement, as described above, during the first quarter of 2023.

A reconciliation of the provision (benefit) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows for the periods presented:

	Nine months ended September 30,
	2023	2022
	(in millions)
Income tax expense (benefit) at the federal statutory rate	$20	$17
State income taxes, net of effect of federal tax benefit	7	5
Unrecognized tax benefits and related interest	7	23
Stock-based compensation	21	11
Research tax credit	(3)	(5)
Change in valuation allowance	9	8
IRS audit settlement	31	—
Transfer pricing reserves adjustment	24	—
Other, net	(1)	2
Provision (benefit) for income taxes	$115	$61

Our accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of September 30, 2023, we had an accrued interest liability of $46 million and no penalties have been accrued.

We are currently under examination by the IRS for the 2014 through 2016 and 2018 tax years and have various ongoing audits for foreign and state income tax returns. These audits include questions regarding or review of the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2014. As of September 30, 2023, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

As disclosed in previous filings, including in our Annual Report on Form 10-K for the year ended December 31, 2022, we received Notices of Proposed Adjustments ("NOPA") from the IRS with respect to income tax returns filed by Expedia when Tripadvisor was part of Expedia Group’s consolidated income tax return for the 2009, 2010, and 2011 tax years. The assessment was related to certain transfer pricing arrangements with foreign subsidiaries, for which we had requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2009 through 2011 tax years. In January 2023, we received a final notice from the IRS regarding a MAP settlement for the 2009 through 2011 tax years, which the Company accepted in February 2023. In the first quarter of 2023, we recorded additional income tax expense as a discrete item, inclusive of interest, of $31 million specifically related to this settlement. During the first quarter of 2023, we reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent tax years, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The total impact of these adjustments resulted in an incremental income tax expense of $55 million, which was recognized during the three months ended March 31, 2023. During the three months ended June 30, 2023, we made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to the Tax Sharing Agreement with Expedia. During the three months ended September 30, 2023, we received a competent authority refund of $49 million, inclusive of interest income, which was previously recorded in income taxes receivable on our unaudited condensed consolidated balance sheet as of June 30, 2023. We anticipate the federal tax benefits, net of remaining state tax payments due, associated with this IRS audit settlement will be substantially settled in the next twelve months, resulting in an estimated net cash inflow of $5 million to $10 million, which is reflected in income taxes payable on our unaudited condensed consolidated balance sheet as of September 30, 2023.

Separately, during August 2020, we received a NOPA from the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments pertain to certain transfer pricing arrangements with our foreign subsidiaries and would result in additional income tax expense above our existing tax reserves as of September 30, 2023, in an estimated range of $55 million to $65 million at the close of the audit if the IRS prevails. This estimated range takes into consideration competent authority relief, existing income tax reserves, and transition tax regulations and is exclusive of deferred tax consequences and interest expense, which would also be significant. We disagree with the proposed adjustments, and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for the years discussed above, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we may be subject to significant additional tax liabilities. We have previously requested competent authority assistance under MAP for the tax years 2014 through 2016. We reviewed our transfer pricing reserves as of September 30, 2023 and, based on the facts and circumstances that existed as of the reporting date, consider them to be the Company’s best estimate as of September 30, 2023.

As of December 31, 2022, we had recorded $204 million of unrecognized tax benefits, inclusive of interest, classified as other long-term liabilities on our unaudited condensed consolidated balance sheet. As a result of the Company's acceptance of MAP with the IRS for the tax years 2009 through 2011, and its impact on other ongoing IRS audits, as described above, during the first quarter of 2023, we reduced this unrecognized tax benefits liability by $59 million, reclassifying this balance to income taxes payable. We also increased our income taxes receivable balance by $46 million, representing short-term competent authority relief, or payment due from a foreign jurisdiction, which was subsequently received during the third quarter of 2023, as noted above, while reducing our long-term income taxes receivable by $45 million, representing our previous estimate of competent authority relief, previously recorded to other long-term assets on our unaudited condensed consolidated balance sheet as of December 31, 2022.

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

NOTE 9: COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, there have been no material changes to our commitments and contingencies since December 31, 2022. Refer to “Note 12: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Legal Proceedings

In the ordinary course of business, we are party to legal, regulatory and administrative matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving intellectual property rights (including privacy rights and alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer protection matters), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. We record the estimated loss in our consolidated statements of operations when (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time, which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us. All legal fees incurred by the Company related to any regulatory and legal matters are expensed in the period incurred.

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

NOTE 10: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

On June 6, 2023, our stockholders approved the TripAdvisor, Inc. 2023 Stock and Annual Incentive Plan (the “2023 Plan”) primarily for the purpose of providing sufficient reserves of shares of our common stock to ensure our ability to continue to provide new hires, employees, and other participants with equity incentives. The 2023 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and other stock-based awards. As of September 30, 2023, the total number of shares reserved for future stock-based awards under the 2023 Plan was approximately 19 million shares, calculated as follows: 12 million shares plus the number of shares available for issuance (and not subject to outstanding awards) under the TripAdvisor, Inc. 2018 Stock and Annual Incentive Plan (the “2018 Plan”). All shares of common stock issued to date in respect of the exercise of options, RSUs, or other equity awards have been issued from authorized, but unissued common stock.

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense and the related income tax benefit included in our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Total stock-based compensation expense	$24	$22	$72	$65
Income tax benefit from stock-based compensation	(5)	(4)	(15)	(14)
Total stock-based compensation expense, net of tax	$19	$18	$57	$51

We capitalized $2 million and $8 million of stock-based compensation expense as website development costs during the three and nine months ended September 30, 2023, respectively, and $2 million and $7 million during the three and nine months ended September 30, 2022, respectively.

Stock-Based Award Activity and Valuation

2023 Stock Option Activity

A summary of our stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2022	5,462	$43.48
Granted	150	20.51
Cancelled or expired (1)	(1,622)	60.21
Options outstanding at September 30, 2023	3,990	$35.81	5.4	$—
Exercisable as of September 30, 2023	2,846	$40.01	4.1	$—
Vested and expected to vest after September 30, 2023 (2)	3,844	$36.14	5.3	$—

(1)
Inclusive of 1,100,000 stock options awarded in August 2013 to our former CEO, Stephen Kaufer, that expired during the third quarter of 2023. The expiration of these stock options had no impact to our stock-based compensation expense under GAAP during the third quarter of 2023.
(2)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in its vested and expected to vest calculation unless necessary for a performance condition award.

The weighted-average grant date fair value of stock options issued during the nine months ended September 30, 2023 and 2022, using a Black-Scholes Merton option-pricing model, was $10.32 and $9.47, respectively. The total fair value of stock options vested was $6 million and $15 million for the nine months ended September 30, 2023 and 2022, respectively. Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of September 30, 2023 was $16.58.

2023 RSU Activity

A summary of our RSU activity, consisting of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2022	8,572	$28.41
Granted	6,834	21.51
Vested and released (1)	(2,971)	30.12
Cancelled	(1,090)	26.20
Unvested RSUs outstanding as of September 30, 2023 (2)	11,345	$24.02	$188
(1)
Inclusive of approximately 680,000 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2023 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the unaudited condensed consolidated statements of cash flows.
(2)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in its vested and expected to vest calculation unless necessary for a performance condition award.

RSUs are measured at fair value based on the quoted price of our common stock at the date of grant. We amortize the grant-date fair value of RSUs as stock-based compensation expense over the vesting term, which is typically over a four-year requisite service period on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of RSUs vested was $89 million and $96 million for the nine months ended September 30, 2023 and 2022, respectively.

A summary of our performance-based RSUs ("PSUs") and market-based RSUs (“MSUs”) activity is presented below:

	PSUs (1)			MSUs (2)
		Weighted			Weighted
		Average			Average
		Grant-	Aggregate		Grant-	Aggregate
		Date Fair	Intrinsic		Date Fair	Intrinsic
	Outstanding	Value Per Share	Value	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)	(in thousands)		(in millions)
Unvested and outstanding as of December 31, 2022	—	$—		592	$10.00
Granted	546	18.45		34	14.80
Cancelled	(11)	18.45		(54)	9.26
Unvested and outstanding as of September 30, 2023	535	$18.45	$9	572	$10.35	$9

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
(2)
MSUs shall vest three years from grant date, generally with 25% vesting if the weighted-average stock price over a 30-day trading period during the vesting period is equal to or greater than $35.00 but less than $45.00, 50% vesting if equal to or greater than $45.00 but less than $55.00, and 100% vesting if equal to or greater than $55.00, subject to continuous employment with, or performance of services for, the Company. A Monte-Carlo simulation model, which simulated the present value of the potential outcomes of future stock prices was used to calculate the grant-date fair value of our MSU awards. The estimated grant-date fair value of these awards is amortized on a straight-line basis over the requisite service period and is not adjusted based on the actual number of awards that ultimately vest.

Income tax benefits associated with the exercise or settlement of all Tripadvisor stock-based awards held by our employees was $2 million and $8 million during the three and nine months ended September 30, 2023, respectively, and $4 million and $7 million during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, total unrecognized compensation cost related to stock-based awards, substantially RSUs, was $255 million, which the Company expects to recognize over a weighted-average period of 2.8 years.

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

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a new share repurchase program. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. The Executive Committee will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and at prices determined to be attractive and in the best interests of both the Company and its stockholders. This new share repurchase program, which has a term of two years, does not obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended September 30, 2023, the Company has not repurchased any shares of outstanding common stock under this new share repurchase program.

On August 16, 2022, the Inflation Reduction Act was signed into law, and imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. For the three and nine months ended September 30, 2023, the excise tax on share repurchases was not material.

As of September 30, 2023, the Company held 23,569,343 shares of its common stock in treasury with an aggregate cost of $797 million.

NOTE 12: EARNINGS PER SHARE

We compute basic earnings per share ("Basic EPS") by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share ("Diluted EPS") by dividing net income (loss) by the sum of the weighted average number of common shares outstanding including the dilutive effect of stock-based awards as determined under the treasury stock method and of our 2026 Senior Notes using the if-converted method, as share settlement is presumed, under GAAP. In periods when we recognize a net loss, we exclude the impact of outstanding stock-based awards and the potential share settlement impact related to our 2026 Senior Notes from the Diluted EPS calculation as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the nine months ended September 30, 2023, Diluted EPS is the same as Basic EPS.

Additionally, in periods when the 2026 Senior Notes are dilutive, interest expense, net of tax, is added back to net income (loss) (the “numerator”) to calculate Diluted EPS. The Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of September 30, 2023 and 2022, the market price of a share of our common stock did not exceed the $107.36 cap price.

Below is a reconciliation of the weighted average number of common shares outstanding used to calculate Diluted EPS for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(shares in thousands and $ in millions, except per share amounts)
Numerator:
Net income (loss) (1)	$27	$25	$(22)	$22
Denominator:
Weighted average shares used to compute Basic EPS	138,190	140,219	139,841	139,668
Weighted average effect of dilutive securities:
Stock-based awards (Note 10)	422	855	—	1,209
2026 Senior Notes (Note 6)	4,674	4,674	—	3,116
Weighted average shares used to compute Diluted EPS	143,286	145,748	139,841	143,993
Basic EPS	$0.20	$0.18	$(0.16)	$0.16
Diluted EPS	$0.19	$0.17	$(0.16)	$0.15
(1)
Interest expense, net of taxes, related to the 2026 Senior Notes which was included in the Diluted EPS calculation for the three months ended September 30, 2023 and 2022, and for the nine months ended September 30, 2022, was not material.

Potential common shares, consisting of outstanding stock options, RSUs, and those shares issuable under the 2026 Senior Notes, totaling approximately 14.2 million shares and 21.6 million shares for the three and nine months ended September 30, 2023, respectively, and approximately 11.8 million shares and 14.1 million shares for the three and nine months ended September 30, 2022, respectively, have been excluded from the Diluted EPS calculation because their effect would have been antidilutive. In addition, potential common shares from certain performance-based awards of approximately 1.1 million shares for each of the three and nine months ended September 30, 2023, and approximately 0.5 million shares and 0.2 million shares for the three and nine months ended September 30, 2022, respectively, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

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

The following tables present our reportable segment information for the three and nine months ended September 30, 2023 and 2022 and include a reconciliation of Adjusted EBITDA to Net income (loss). We record depreciation and amortization, stock-based compensation and other stock-settled obligations, goodwill, long-lived asset and intangible asset impairments, legal reserves and settlements, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in "Corporate & Eliminations". In addition, we do not report total assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

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

	Three months ended September 30, 2023
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$246	$245	$42	$—	$533
Intersegment revenue	44	—	—	(44)	—
Total Revenue	$290	$245	$42	$(44)	$533
Adjusted EBITDA	111	17	(1)	—	127
Depreciation and amortization				(21)	(21)
Stock-based compensation				(24)	(24)
Restructuring and other related reorganization costs (4)	(8)	(3)	(7)	—	(18)
Operating income (loss)					64
Other income (expense), net					—
Income (loss) before income taxes					64
(Provision) benefit for income taxes					(37)
Net income (loss)					$27

	Three months ended September 30, 2022
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$250	$174	$35	$—	$459
Intersegment revenue	34	—	—	(34)	—
Total Revenue	$284	$174	$35	$(34)	$459
Adjusted EBITDA	112	12	(9)	—	115
Depreciation and amortization				(23)	(23)
Stock-based compensation				(22)	(22)
Operating income (loss)					70
Other income (expense), net					(8)
Income (loss) before income taxes					62
(Provision) benefit for income taxes					(37)
Net income (loss)					$25

	Nine months ended September 30, 2023
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$707	$576	$115	$—	$1,398
Intersegment revenue	106	—	—	(106)	—
Total Revenue	$813	$576	$115	$(106)	$1,398
Adjusted EBITDA	279	(15)	(14)	—	250
Depreciation and amortization				(63)	(63)
Stock-based compensation				(72)	(72)
Restructuring and other related reorganization costs (4)	(8)	(3)	(7)	—	(18)
Non-recurring income (expense) (5)				(3)	(3)
Operating income (loss)					94
Other income (expense), net					(1)
Income (loss) before income taxes					93
(Provision) benefit for income taxes					(115)
Net income (loss)					$(22)

	Nine months ended September 30, 2022
	Tripadvisor Core (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$679	$366	$93	$—	$1,138
Intersegment revenue	70	—	—	(70)	—
Total Revenue	$749	$366	$93	$(70)	$1,138
Adjusted EBITDA	284	(8)	(24)	—	252
Depreciation and amortization				(73)	(73)
Stock-based compensation				(65)	(65)
Legal reserves and settlements				(1)	(1)
Operating income (loss)					113
Other income (expense), net					(30)
Income (loss) before income taxes					83
(Provision) benefit for income taxes					(61)
Net income (loss)					$22
(1)
Corporate general and administrative personnel costs of $2 million and $5 million for the three and nine months ended September 30, 2023, respectively, and $2 million and $4 million for the three and nine months ended September 30, 2022, respectively, were allocated to the Viator and TheFork segments.
(2)
Includes allocated corporate general and administrative personnel costs from our Tripadvisor Core segment of $1 million and $2 million for the three and nine months ended September 30, 2023, respectively, and $1 million and $2 million for the three and nine months ended September 30, 2022, respectively.
(3)
Includes allocated corporate general and administrative personnel costs from our Tripadvisor Core segment of $1 million and $3 million for the three and nine months ended September 30, 2023, respectively, and $1 million and $2 million for the three and nine months ended September 30, 2022, respectively.
(4)
Refer to “Note 5: Accrued Expenses and Other Current Liabilities” for information regarding restructuring and other related reorganization costs.
(5)
The Company expensed $3 million of previously capitalized transaction costs during the three months ended March 31, 2023, to general and administrative expenses on our unaudited condensed consolidated statement of operations. The Company considers such costs to be non-recurring in nature.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”), and the consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

The Tripadvisor group operates as a family of brands with the purpose of connecting people to experiences worth sharing. Our vision is to be the world’s most trusted source for travel and experiences. The Company operates across three reportable segments: Tripadvisor Core, Viator, and TheFork. We leverage our brands, technology platforms, and capabilities to connect our large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

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

In our Tripadvisor Core segment, we offer a compelling value proposition to both travelers and partners across a number of key offerings that include accommodations, experiences, dining, and media. This value proposition is delivered through a collection of durable assets that we believe is difficult to replicate: a trusted brand, authentic UGC, a large community of contributors, and one of the largest global travel audiences. Our strategy in this segment is to leverage these core assets as well as our technology capabilities to provide travelers with a compelling user experience that helps travelers make the best decisions in each phase of their travel journey, including pre-trip planning, in-destination, and post-trip sharing. We intend to drive new traveler acquisition and repeat audience engagement on our platform by offering meaningful travel guidance solutions and services that reduce friction in the traveler journey and create a deeper, more persistent relationship with travelers. We evaluate investment opportunities across data, product, marketing, and technology that we believe will improve and diversify the monetization of our audience through deeper engagement, which, in turn, we expect will drive more value to our partners. As an example, in June 2023, we introduced a beta version of our core trip planning tool, including a new AI-powered travel itinerary generator. This new feature creates personalized travel itineraries utilizing generative AI technology.

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

In our Viator and TheFork segments, we provide two-sided marketplaces that connect travelers and diners to operators of bookable experiences and restaurants, respectively. Within our Viator segment, we are investing in growth, future scale, and market share gains to accelerate our market leadership position, while improving booking unit economics that provide visibility to sustainable future profitability. This means driving awareness and higher quality audience engagement, which we believe will drive greater repeat behavior, more direct traffic, and translate into improved unit economics over time. Our investments on both sides of our marketplace, as well as in our core offerings, are intended to deliver a differentiated value proposition that will drive sustainable market leadership as our partners, operators, and travelers find themselves in an increasingly competitive marketplace environment. Similarly, in TheFork segment, we are experiencing growth as we drive margin improvement through leveraging recent investment in technology and talent. We are focused on continuing to grow both our restaurant base and our diner base by offering innovative tools and features on our platform, and through continued awareness of our brand.

We expect to drive growth across the Tripadvisor group through organic investment in data, products, marketing and technology to further enhance the value we deliver to travelers and partners across our brands, platforms, and segments. In addition, we may accelerate growth inorganically by opportunistically pursuing strategic acquisitions.

Trends

The online travel industry in which we operate is large, highly dynamic and competitive. We describe below current trends affecting our overall business and reportable segments, including uncertainties that may impact our ability to execute on our objectives and strategies. Public health-related events, such as a pandemic, political instability, geopolitical conflicts, including the evolving events in the Middle East, acts of terrorism, fluctuations in currency values, and changes in global economic conditions, are examples of other events that could have a negative impact on the travel industry, and as a result, our financial results in the future.

During the first quarter of 2022, we experienced a significant negative impact from the Omicron variant across all segments which helped contribute to the year-over-year revenue growth rate during 2023. Asia-Pacific, which represents a small portion of our overall business, has been slower to recover due to longer and sustained travel restrictions as a result of the COVID-19 pandemic. However, starting in the first quarter of 2023, travel restrictions across Asia began to ease relative to 2022, contributing to increased year-over-year revenue growth within this region.

Prior to Google introducing changes to its SERP (search engine results page), we generated a significant amount of direct traffic from search engines, such as Google, through strong SEO (search engine optimization) performance across all segments. We believe our SEO traffic acquisition performance has been negatively impacted in the past, and may be impacted in the future, by search engines (primarily Google) increasing the prominence of their own products in search results across our business, most notably within our hotel meta offering within our Tripadvisor Core segment.

In response to strong consumer demand for our experiences offerings across our Viator and Tripadvisor Core segments, we continued to increase investment in performance marketing and brand spend year-to-date during 2023 to drive awareness and grow market share in this large underpenetrated market. Over the long-term, we are focused on driving a greater percentage of our traffic from direct sources and channels which are more profitable than performance marketing channels.

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

Recent Developments

Restructuring and Related Reorganization Actions

During the third quarter of 2023, the Company approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. These restructuring and reorganization actions resulted in reduced global headcount. As a result, the Company incurred estimated pre-tax restructuring and other related reorganization costs of $18 million during the three months ended September 30, 2023, which consisted primarily of employee severance and related benefits. Potential job position eliminations in each country are subject to local law and consultation requirements, which will extend beyond the fourth quarter of 2023 in certain countries. Therefore, actual costs incurred may differ from estimated costs recorded as of September 30, 2023. We expect that the majority of these costs will be paid during the fourth quarter of 2023 and the first quarter of 2024. Refer to “Note 5: Accrued Expenses and Other Current Liabilities” and “Note 13: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for more information regarding restructuring and other related reorganization costs incurred by each reportable segment.

In addition, the Company expects to recognize, largely during the fourth quarter of 2023, additional pre-tax restructuring and other related reorganization costs of an estimated $3 million to $4 million, as a result of cost reduction actions taken during the third quarter of 2023. In addition, cost reduction measures may include, but not be limited to, discretionary spend and real estate.

At this time, we expect an estimated $35 million in annualized cost savings in the Tripadvisor Core segment, including corporate general and administrative, as well as, an estimated $10 million in annualized cost savings in TheFork segment, primarily related to these targeted global workforce reduction measures. However, these cost reduction measures did not materially impact our segment expenses, and therefore our consolidated expenses, during the third quarter of 2023, due to the timing of these actions.

Stock Buyback Program

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a new share repurchase program. This share repurchase program, which has a term of two years, does not obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended September 30, 2023, the Company has not repurchased any shares of outstanding common stock under this share repurchase program.

Employees

As of September 30, 2023, the Company had nearly 3,000 employees, which includes employees that are currently the subject of local law and country-specific consultation processes, a decrease of approximately 4% when compared to the second quarter of 2023. This decrease is primarily related to the Company enacted workforce reductions measures, as discussed above, and will decline further in the fourth quarter of 2023, as impacted employees leave the Company. Approximately 59%, 33%, and 8% of the Company’s current employees are based in Europe, the U.S., and the rest of world, respectively. Additionally, we use independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as further significant shifts in our business mix, adverse economic conditions, health-related events, as well as other factors.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because they require that management use judgment and estimates in applying those policies. We prepare our consolidated financial statements and accompanying notes in accordance with GAAP. Preparation of the consolidated financial statements and accompanying notes requires that management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. Management bases its estimates on historical experience, when applicable, and other assumptions that it believes are reasonable under the circumstances. Actual results may differ from estimates under different assumptions or conditions.

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

Statements of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenue	$533	$459	16%	$1,398	$1,138	23%

Costs and expenses:
Cost of revenue	43	32	34%	113	85	33%
Selling and marketing	272	234	16%	761	591	29%
Technology and content	66	55	20%	205	162	27%
General and administrative	49	45	9%	144	114	26%
Depreciation and amortization	21	23	(9)%	63	73	(14)%
Restructuring and other related organization costs	18	—	n.m.	18	—	n.m.
Total costs and expenses:	469	389	21%	1,304	1,025	27%
Operating income (loss)	64	70	(9)%	94	113	(17)%
Other income (expense):
Interest expense	(11)	(11)	0%	(33)	(33)	0%
Interest income	13	4	225%	35	7	400%
Other income (expense), net	(2)	(1)	100%	(3)	(4)	(25)%
Total other income (expense), net	—	(8)	n.m.	(1)	(30)	(97)%
Income (loss) before income taxes	64	62	3%	93	83	12%
(Provision) benefit for income taxes	(37)	(37)	0%	(115)	(61)	89%
Net income (loss)	$27	$25	8%	$(22)	$22	n.m.

Other Financial Data:
Adjusted EBITDA (1)	$127	$115	10%	$250	$252	(1)%

n.m. = not meaningful

(1)
Consolidated Adjusted EBITDA is considered a non-GAAP measure as defined by the SEC. Please refer to “Adjusted EBITDA” below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenue by Segment:	($ in millions)			($ in millions)
Tripadvisor Core (1)	$290	$284	2%	$813	$749	9%
Viator	245	174	41%	576	366	57%
TheFork	42	35	20%	115	93	24%
Intersegment eliminations (1)	(44)	(34)	29%	(106)	(70)	51%
Total revenue	$533	$459	16%	$1,398	$1,138	23%
Adjusted EBITDA by Segment:
Tripadvisor Core	$111	$112	(1)%	$279	$284	(2)%
Viator	17	12	42%	(15)	(8)	88%
TheFork	(1)	(9)	(89)%	(14)	(24)	(42)%
Total Adjusted EBITDA	$127	$115	10%	$250	$252	(1)%
Adjusted EBITDA Margin by Segment (2):
Tripadvisor Core	38%	39%		34%	38%
Viator	7%	7%		(3)%	(2)%
TheFork	(2)%	(26)%		(12)%	(26)%

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

Tripadvisor Core Segment

Tripadvisor Core segment revenue increased by $6 million during the three months ended September 30, 2023, when compared to the same period in 2022, primarily due to an increase in Tripadvisor experiences revenue, and to a lesser extent, an increase in Tripadvisor-branded display and platform and hotel B2B revenue, which was largely offset by a decrease in our hotel meta revenue.

Adjusted EBITDA in our Tripadvisor Core segment decreased by $1 million during the three months ended September 30, 2023, when compared to the same period in 2022, while adjusted EBITDA margin decreased by 1 percentage point during the three months ended September 30, 2023, when compared to the same period in 2022. The increase in our Tripadvisor Core segment revenue of $6 million, as noted above, was more than offset by increases in direct revenue generation costs related to data center and other direct revenue related costs, as well as personnel and overhead costs to support business growth, while paid online traffic acquisition costs decreased slightly, as we maintained consistent ROAS (return on advertising spend) targets.

Tripadvisor Core segment revenue increased by $64 million during the nine months ended September 30, 2023, when compared to the same period in 2022, primarily due to an increase in Tripadvisor experiences revenue, and to a lesser extent, an increase in hotel B2B revenue, Tripadvisor-branded display and platform revenue, and improved hotel meta revenue in the rest of world geographic markets, all of which were primarily driven by strong consumer demand, in addition to the negative impact on this segment’s revenue from the Omicron variant in the first quarter of 2022, which was partially offset primarily by a decrease in our European hotel meta revenue during the second and third quarters of 2023.

Adjusted EBITDA in our Tripadvisor Core segment decreased by $5 million during the nine months ended September 30, 2023, when compared to the same period in 2022, while adjusted EBITDA margin decreased by 4 percentage points during the nine months ended September 30, 2023, when compared to the same period in 2022. The increase in our Tripadvisor Core segment revenue of $64 million, as noted above, is more than offset by increases in personnel and overhead costs to support business growth, direct selling and marketing expenses related to paid online traffic acquisition costs, direct revenue generation costs related to data center and other direct revenue related costs, and software licensing costs.

The following is a detailed discussion of the revenue sources within our Tripadvisor Core segment:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	($ in millions)			($ in millions)
Tripadvisor Core:
Tripadvisor-branded hotels	$181	$188	(4%)	$524	$510	3%
Tripadvisor-branded display and platform	38	33	15%	110	97	13%
Tripadvisor experiences and dining (1)	55	45	22%	138	101	37%
Other	16	18	(11%)	41	41	0%
Total Tripadvisor Core Revenue	$290	$284	2%	$813	$749	9%
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

Tripadvisor-branded Hotels Revenue

For the three and nine months ended September 30, 2023, 62% and 64%, respectively, and for the three and nine months ended September 30, 2022, 66% and 68%, respectively, of our total Tripadvisor Core segment revenue was derived from Tripadvisor-branded hotels revenue.

Tripadvisor-branded hotels revenue decreased by $7 million during the three months ended September 30, 2023 when compared to the same period in 2022, primarily driven by a decrease in our hotel meta revenue, related to an increased competitive environment in paid channels and product decisions we have implemented, leading to a decrease in click volumes. However, we believe product decisions we have implemented are delivering higher quality clicks which has contributed to stronger CPC rates during the third quarter of 2023. From a geographical perspective, our hotel meta revenue experienced declines in Europe, and to a lesser extent, in the U.S., which more than offset growth in the rest of the world. This decrease was partially offset by improved hotel B2B revenue when compared to the third quarter of 2022.

Tripadvisor-branded hotels revenue increased by $14 million during the nine months ended September 30, 2023 when compared to the same period in 2022, primarily driven by improved hotel B2B revenue, as well as to a lesser extent, improved hotel meta revenue in the rest of world geographic markets, primarily driven by strong consumer travel demand compared to the first three quarters of 2022, which was negatively impacted by the Omicron variant during the first quarter of 2022. In addition, the Company saw continued strength in hotel meta monetization in the U.S., where CPC rates remained robust when compared to 2022. These improvements were partially offset primarily by a decrease in our European hotel meta revenue during the second and third quarters of 2023, as described above, as well as, an increased competitive environment in paid channels and product decisions we have implemented, leading to a decrease in click volumes.

Tripadvisor-branded Display and Platform Revenue

For the three and nine months ended September 30, 2023, 13% and 14%, respectively, and for the three and nine months ended September 30, 2022, 12% and 13%, respectively, of Tripadvisor Core segment revenue was derived from our Tripadvisor-branded display and platform revenue, which consists of revenue from Tripadvisor-branded display-based advertising (or “media advertising”) across our platform.

Tripadvisor-branded display and platform revenue increased by $5 million and $13 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by an increase in marketing spend from advertisers, in correlation with growth in consumer travel demand.

Tripadvisor Experiences and Dining Revenue

For the three and nine months ended September 30, 2023, 19% and 17%, respectively, and for the three and nine months ended September 30, 2022, 16% and 14%, respectively, of our Tripadvisor Core segment revenue was derived from our Tripadvisor experiences and dining revenue, which includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experiences bookings and, to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to revenue earned from Tripadvisor's restaurants service offerings.

Tripadvisor experiences and dining revenue increased by $10 million and $37 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by strong consumer demand for experiences, combined with conversion rate improvements and enhancements to our websites and mobile apps.

Other Revenue

For both the three and nine months ended September 30, 2023 and 2022, 6% and 5%, respectively, of Tripadvisor Core segment revenue was derived from Other revenue, which includes rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from our cruises, flights, and cars offerings on Tripadvisor websites and mobile app.

Viator Segment

Viator segment revenue increased by $71 million and $210 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by strong consumer demand for experiences across all geographies, including growth in both volume and pricing of experiences. Viator is also benefiting from a larger macro trend, or secular shift, as the large global market in which it operates continues to grow and migrate online from traditional offline sources.

Adjusted EBITDA in our Viator segment increased by $5 million during the three months ended September 30, 2023, when compared to the same period in 2022, primarily due to an increase in revenue as noted above, largely offset by an increase in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and other marketing costs, including incremental brand spend, in response to strong consumer demand for experiences and increased investment to grow market share, acquire new customers, and drive brand awareness, and, to a lesser extent, an increase in revenue generation costs resulting from credit card payments and other revenue-related transaction costs in direct correlation with the increase in revenue. In addition, personnel and overhead costs increased to support business growth related to strong consumer demand, negatively impacting Adjusted EBITDA growth within this segment.

Adjusted EBITDA loss increased by $7 million during the nine months ended September 30, 2023, when compared to the same period in 2022, primarily due to an increase in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and other marketing costs, including brand spend, in response to strong consumer demand for experiences and increased investment to grow market share, acquire new customers, and drive brand awareness, and to a lesser extent, an increase in revenue generation costs resulting from credit card payments and other revenue-related transaction costs in direct correlation with the increase in revenue. In addition, increases in personnel and overhead costs, to support business growth related to strong consumer demand contributed to Adjusted EBITDA losses in this segment. This was all largely offset by an increase in revenue as noted above.

TheFork Segment

TheFork segment revenue increased by $7 million and $22 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022. This improvement was driven by increased consumer demand for dining, including increased bookings and pricing, during 2023 compared to the first three quarters of 2022, as well as a decrease in the negative impact of the Omicron variant that occurred during the first quarter of 2022. In addition, we estimate this segment's revenue growth rate was positively impacted by foreign currency fluctuations of approximately 6% during the three months ended September 20, 2023 when compared to the same period in 2022.

Adjusted EBITDA loss in TheFork segment decreased by $8 million during the three months ended September 30, 2023,when compared to the same period in 2022, while adjusted EBITDA margin improved by 24 percentage points during the three months ended September 30, 2023, when compared to the same period in 2022, primarily due to an increase in revenue as noted above, a decrease in selling and marketing expenses related to other online paid traffic acquisition costs, which were slightly offset by an increase in personnel and overhead costs to support business growth related to the travel demand recovery that began during 2022.

Adjusted EBITDA loss in TheFork segment decreased by $10 million during the nine months ended September 30, 2023, when compared to the same period in 2022, while adjusted EBITDA margin improved by 14 percentage points during the nine months ended September 30, 2023, when compared to the same period in 2022, primarily due to an increase in revenue as noted above, a decrease in selling and marketing expenses related to SEM and other online paid traffic acquisition costs, which were partially offset by non-income tax related government assistance benefits related to COVID-19 relief received during the second quarter of 2022 of $11 million recorded as a benefit to general and administrative expenses, which did not reoccur in 2023, and an increase in personnel and overhead costs to support business growth related to the travel demand recovery that began during 2022.

Consolidated Expenses

Cost of Revenue

Cost of revenue consists of expenses that are directly related or closely correlated to revenue generation, including direct costs, such as credit card and other booking transaction payment fees, data center costs, costs associated with prepaid tour tickets, ad serving fees, and other revenue generating costs. In addition, cost of revenue includes personnel and overhead expenses, including salaries, benefits, stock-based compensation and bonuses for certain customer support personnel who are directly involved in revenue generation.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	($ in millions)			($ in millions)
Direct costs	$36	$26	38%	$92	$65	42%
Personnel and overhead	7	6	17%	21	20	5%
Total cost of revenue	$43	$32	34%	$113	$85	33%
% of revenue	8.1%	7.0%		8.1%	7.5%

Cost of revenue increased by $11 million and $28 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022. The increase in cost of revenue was primarily due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs in our Viator segment in direct correlation with the increase in revenue, as Viator serves as the merchant of record for the significant majority of its experience booking transactions, and to a lesser extent, increased direct revenue generation costs related to data center costs and other revenue-related transaction costs in our Tripadvisor Core segment.

Selling and Marketing

Selling and marketing expenses consist of direct costs, including traffic generation costs from paid online traffic acquisition costs (including SEM and other online traffic acquisition costs), syndication costs and affiliate marketing commissions, social media costs, brand advertising (including television and other offline advertising), promotions and public relations. In addition, our selling and marketing expenses consist of indirect costs such as personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation, and bonuses for sales, sales support, customer support and marketing employees.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	($ in millions)			($ in millions)
Direct costs	$219	$183	20%	$596	$447	33%
Personnel and overhead	53	51	4%	165	144	15%
Total selling and marketing	$272	$234	16%	$761	$591	29%
% of revenue	51.0%	51.0%		54.4%	51.9%

Direct selling and marketing costs increased by $36 million and $149 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, while direct selling and marketing costs as a percentage of consolidated revenue was 41% and 43% during the three and nine months ended September 30, 2023, an increase from 40% and 39%, respectively, when compared to the same periods in 2022, primarily due to increased marketing investments related to strong consumer demand and growth opportunities in our experiences category.

The increase in direct selling and marketing costs during the three months ended September 30, 2023, when compared to the same period in 2022, was primarily due to an increase of $40 million in paid online traffic acquisition costs, including SEM and other paid online traffic acquisition spend, and also other marketing costs, including brand spend, incurred within our Viator segment, in order to capture consumer demand, including increased investment in the marketing of our experiences offerings for growth opportunities, while paid online traffic acquisition costs in our Tripadvisor Core and TheFork segments during the third quarter of 2023 declined slightly.

The increase in direct selling and marketing costs during the nine months ended September 30, 2023, when compared to the same period in 2022, was primarily due to an increase of $152 million, in paid online traffic acquisition costs, including SEM and other paid online traffic acquisition spend, and also other marketing costs, including brand spend, the substantial majority of which was incurred within our Viator segment and to a lesser extent, our Tripadvisor Core segment, in order to capture consumer demand, including increased investment in the marketing of our experiences offerings within these segments for growth opportunities, slightly offset by a decrease in SEM and other paid online traffic acquisition spend in TheFork segment.

Personnel and overhead costs increased by $2 million and $21 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily due to an increase in headcount and contingent staff to support business growth.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	($ in millions)			($ in millions)
Personnel and overhead	$58	$47	23%	$179	$141	27%
Other	8	8	0%	26	21	24%
Total technology and content	$66	$55	20%	$205	$162	27%
% of revenue	12.4%	12.0%		14.7%	14.2%

Personnel and overhead costs increased by $11 million and $38 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily due to increased personnel and overhead costs resulting from additional headcount and contingent staff to support business growth, primarily in the Tripadvisor Core and Viator segments. Other costs increased by $5 million during the nine months ended September 30, 2023, when compared to the same period in 2022, primarily due to increased software licensing costs in our Tripadvisor Core segment.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	($ in millions)			($ in millions)
Personnel and overhead	$31	$32	(3%)	$98	$91	8%
Professional service fees and other	18	13	38%	46	23	100%
Total general and administrative	$49	$45	9%	$144	$114	26%
% of revenue	9.2%	9.8%		10.3%	10.0%

Personnel and overhead costs increased by $7 million during the nine months ended September 30, 2023, when compared to the same period in 2022, primarily driven by additional headcount to help support business growth.

Professional service fees and other costs increased by $5 million during the three months ended September 30, 2023, when compared to the same period in 2022, primarily due to incremental digital service tax costs of $2 million and bad debt expense of $3 million.

Professional service fees and other costs increased by $23 million during the nine months ended September 30, 2023, when compared to the same period in 2022, primarily due to non-income tax related government assistance benefits related to COVID-19 relief of $11 million received by the Company during the second quarter of 2022 in TheFork segment, which did not reoccur in 2023, as well as, and to a lesser extent, a non-recurring cost of $3 million related to previously capitalized transaction costs during the first quarter of 2023, and incremental digital service tax costs of $6 million and bad debt expense of $2 million for the nine months ended September 30, 2023.

Depreciation and Amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use (“ROU”) assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	($ in millions)		($ in millions)
Depreciation	$19	$20	$56	$64
Amortization of intangible assets	2	3	7	9
Total depreciation and amortization	$21	$23	$63	$73
% of revenue	3.9%	5.0%	4.5%	6.4%

Depreciation and amortization decreased by $2 million and $10 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily due to the completion of amortization related to certain capitalized website development costs and intangible assets from business acquisitions in previous years.

Restructuring and other related reorganization costs

Restructuring and other related reorganization costs consist primarily of employee severance and related benefits.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	($ in millions)		($ in millions)
Restructuring and other related reorganization costs	$18	$—	$18	$—
% of revenue	3.4%	0.0%	1.3%	0.0%

The Company incurred pre-tax restructuring and other related reorganization costs of $18 million during the three and nine months ended September 30, 2023, as discussed above. These costs consisted primarily of employee severance and related benefits.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to the Credit Facility, the 2025 Senior Notes, the 2026 Senior Notes, as well as interest on finance leases.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Interest expense	$(11)	$(11)	$(33)	$(33)

The significant majority of interest expense incurred during the three and nine months ended September 30, 2023 and 2022, was related to the 2025 Senior Notes. Refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on the 2025 Senior Notes.

Interest Income

Interest income primarily consists of interest earned from bank deposits available on demand, term deposits, money market funds, and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Interest income	$13	$4	$35	$7

Interest income increased by $9 million and $28 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily due to an increase in the average amount of cash invested and increased interest rates received on bank and term deposits, as well as an increase in interest earned on money market funds during 2023.

Other Income (Expense), Net

Other income (expense), net generally consists of net foreign exchange gains and losses, forward contract gains and losses, earnings/(losses) from equity method investments, gain/(loss) and impairments on non-marketable investments, gain/(loss) on sale/disposal of businesses, and other non-operating income (expenses).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Other income (expense), net	$(2)	$(1)	$(3)	$(4)

Other expense, net primarily consists of net foreign exchange gains and losses incurred as a result of foreign currency movements.

(Provision) Benefit for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	($ in millions)		($ in millions)
(Provision) benefit for income taxes	$(37)	$(37)	$(115)	$(61)
Effective tax rate	57.8%	59.7%	123.7%	73.5%

Our effective tax rate differed from the U.S. federal statutory rate of 21% during the three months ended September 30, 2023, primarily due to a reduction of a deferred tax asset related to stock options awarded in August 2013 to our former CEO, Stephen Kaufer, that expired during the three months ended September 30, 2023. Our effective tax rate differed from the U.S. federal statutory rate of 21% during the nine months ended September 30, 2023, primarily as a result of the IRS audit settlement, as described below, during the first quarter of 2023.

We recorded an income tax provision of $37 million and $115 million for the three and nine months ended September 30, 2023, respectively. The change in our income tax provision and our effective tax rate during the nine months ended September 30, 2023, when compared to the same period in 2022, was primarily the result of an IRS audit settlement and a related adjustment to our existing transfer pricing income tax reserves for subsequent tax years, totaling $55 million, which was recognized during the three months ended March 31, 2023. Refer to “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Net income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	($ in millions)		($ in millions)
Net income (loss)	$27	$25	$(22)	$22
Net income (loss) margin	5.1%	5.4%	(1.6%)	1.9%

Net income increased by $2 million during the three months ended September 30, 2023 when compared to the same period in 2022. The increase in net income was primarily due to an increase in revenue, as described in more detail above under “Revenue and Segment Information”; however, this was largely offset by increased direct selling and marketing costs incurred in response to strong consumer travel demand and investment to grow market share in our experiences offerings, restructuring and other related reorganization costs, primarily consisting of employee severance and related benefits, increased personnel and overhead costs to help support business growth and consumer demand, as well as, and to a lesser extent, increased direct costs from credit card payment and other revenue-related transaction costs in direct correlation with the increase in experiences revenue during the three months ended September 30, 2023, all of which are described in more detail above under “Consolidated Expenses.”

Net income decreased by $44 million during the nine months ended September 30, 2023 when compared to the same period in 2022. The decrease in net income was largely driven by increased direct selling and marketing costs in response to strong consumer travel demand and investment to grow market share in our experiences offerings, increased personnel and overhead costs to help support business growth and consumer demand, as well as an incremental income tax expense of $55 million recognized during the first quarter of 2023 as a result of an IRS audit settlement and related adjustment to our existing transfer pricing income tax reserves for subsequent tax years and to a lesser extent, restructuring and other related reorganization costs, primarily consisting of employee severance and related benefits, increased direct costs from credit card payment and other revenue-related transaction costs in direct correlation with the increase in experiences revenue during the nine months ended September 30, 2023, and non-income tax related government assistance benefits related to COVID-19 relief of $11 million received during the second quarter of 2022, which did not reoccur in 2023, all of which are described in more detail above under “Consolidated Expenses”, largely offset by an increase in revenue, as described in more detail above under “Revenue and Segment Information.”

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in millions)
Net income (loss)	$27	$25	$(22)	$22
Add: Provision (benefit) for income taxes	37	37	115	61
Add: Other expense (income), net	—	8	1	30
Add: Restructuring and other related reorganization costs	18	—	18	—
Add: Non-recurring expense (income) (1)	—	—	3	—
Add: Stock-based compensation	24	22	72	65
Add: Legal reserves and settlements	—	—	—	1
Add: Depreciation and amortization	21	23	63	73
Adjusted EBITDA	$127	$115	$250	$252
(1)
The Company expensed $3 million of previously capitalized transaction costs during the first quarter of 2023 to general and administrative expenses on our unaudited condensed consolidated statement of operations. The Company considers such costs to be non-recurring in nature.

Related Party Transactions

For information about our relationship with LTRIP, which may be deemed to beneficially own equity securities representing approximately 57% of our voting power as of September 30, 2023, refer to “Note 1: Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report. We had no related party transactions with LTRIP during any of the three and nine month periods ended September 30, 2023 and 2022.

Stock-Based Compensation

Refer to “Note 10: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on current year equity award activity, including the issuance of approximately 6.8 million service-based RSUs with a weighted average grant-date fair value of $21.51 during the nine months ended September 30, 2023.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and existing cash and cash equivalents. Liquidity needs can also be met through drawdowns under the Credit Facility. As of September 30, 2023 and December 31, 2022, we had approximately $1.1 billion and $1.0 billion, respectively, of cash and cash equivalents, and $496 million of available borrowing capacity under the Credit Facility. As of September 30, 2023, $227 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which approximately 45% was held in the U.K. As of September 30, 2023, the significant majority of our cash was denominated in U.S. dollars.

As of September 30, 2023, we had $490 million of cumulative undistributed earnings in foreign subsidiaries that are no longer considered to be indefinitely reinvested. As of September 30, 2023, we maintained a deferred income tax liability on our unaudited condensed consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested.

As of September 30, 2023, we are party a credit agreement, which, among other things, provides for a $500 million revolving credit facility with a maturity date of June 29, 2028. The Company may borrow from the Credit Facility in U.S dollars, Euros and Sterling. Borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Term Benchmark Borrowing rate, or the EURIBO rate for the interest period in effect for such borrowings in Euro; plus an applicable margin ranging from 1.75% to 2.50% (“Term Benchmark/RFP Spread”), based on the Company’s total net leverage ratio; (ii) the RFP Borrowing rate, or the Daily Simple Sterling Overnight Interbank Average rate for the interest period in effect for such borrowings in Sterling; plus the Term Benchmark/RFP Spread, based on the Company’s total net leverage ratio; or (iii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum; and (c) the Term Benchmark Borrowing rate, or Adjusted Term SOFR for an interest period of one month as published two US Government Securities Business Days prior to such day (or if such day is not a US Government Securities Business Day, the immediately preceding US Government Securities Business Day) plus 1.00% per annum; in addition to an applicable margin ranging from 0.75% to 1.50%, based on the Company’s total net leverage ratio. In addition, we are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.25% to 0.40%, on the daily unused portion of the Credit Facility for each fiscal quarter and in connection with the issuance of letters of credit. As of September 30, 2023, our unused revolver capacity was subject to a commitment fee of 0.25%, given the Company’s total net leverage ratio. The Credit Facility requires us to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control.

As of September 30, 2023 and December 31, 2022, we had no outstanding borrowings and were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the total net leverage ratio covenant, based on our current projections, we do not believe there is a material risk that we will not remain in compliance throughout the next twelve months.

As of September 30, 2023, the Company had an aggregate outstanding principal amount of $845 million in long-term debt, as a result of the 2025 Senior Notes and 2026 Senior Notes, as discussed below.

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

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a new share repurchase program. This share repurchase program, which has a term of two years, does not obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended September 30, 2023, the Company did not repurchase any shares of outstanding common stock under this share repurchase program.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows during the year related to working capital. As a result of our experience bookings, we receive cash from travelers at the time of booking or prior to the occurrence of an experience, and we record these amounts, net of commissions, on our unaudited condensed consolidated balance sheet as deferred merchant payables. We pay the experience operator, or the experience supplier, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the experience operator and this operating cycle represents a source or use of cash to us. During the first half of the year, experiences bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors, such as a resurgence of COVID-19, may also impact typical seasonal fluctuations, which include further significant shifts in our business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows. For example, our “Reserve Now, Pay Later” payment option, which allows our travelers the option to reserve certain experiences and defer payment until a date no later than two days before the experience date, may continue to increase, though it is still not used in a majority of bookings to date, and affect the timing of our future cash flows and working capital.

As discussed in “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report, we received a final notice regarding a MAP settlement with the IRS for the 2009 through 2011 tax years in January 2023, which the Company subsequently accepted in February 2023. During the three months ended June 30, 2023, we made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to the Tax Sharing Agreement with Expedia. During the three months ended September 30, 2023, we received a competent authority refund of $49 million, inclusive of interest income, related to the IRS audit settlement. We anticipate the federal tax benefits, net of remaining state tax payments due, associated with this IRS audit settlement will be substantially settled in the next twelve months, resulting in an estimated net cash inflow of $5 million to $10 million.

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

Our cash flows for the nine months ended September 30, 2023 and 2022, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
	2023	2022
	(in millions)
Net cash provided by (used in):
Operating activities	$254	$440
Investing activities	(47)	(37)
Financing activities	(97)	(23)

During the nine months ended September 30, 2023, our primary use of cash was used in operations, and from financing activities (including repurchases of our outstanding common stock at an aggregate cost of $75 million under our existing share repurchase program at the time and payment of withholding taxes on net share settlements of our equity awards of $14 million) and investing activities (including capital expenditures of $47 million incurred during the nine months ended September 30, 2023). This use of cash was funded with cash and cash equivalents, and operating cash flows during the period.

During the nine months ended September 30, 2022, our primary use of cash was used in operations, and from financing activities (including payment of withholding taxes on net share settlements of our equity awards of $18 million) and investing activities (including capital expenditures of $41 million). This use of cash was funded with cash and cash equivalents, and operating cash flows during the period.

Net cash provided by operating activities for the nine months ended September 30, 2023, decreased by $186 million when compared to the same period in 2022, primarily due to a decrease in working capital of $122 million and a decrease in net income of $44 million, as well as, and to a lesser extent, a decrease in non-cash items of $20 million, primarily due to a decrease in deferred income tax expense. The decrease in working capital was largely driven by a U.S. federal tax payment of $113 million during the second quarter of 2023 related to the IRS audit settlement, discussed above, a $64 million U.S. federal tax refund related to the CARES Act received in 2022, which did not reoccur in 2023, and increased cash outflows from accounts payable due to timing of vendor payments. These changes were partially offset by the timing of and improvement in collection from customers, resulting in increased operating cash flows from accounts receivable during the period, and a competent authority refund received of $49 million during the third quarter of 2023 related to the IRS audit settlement, discussed above.

Net cash used in investing activities for the nine months ended September 30, 2023 increased by $10 million when compared to the same period in 2022, largely due to an increase in capital expenditures across the business.

Net cash used in financing activities for the nine months ended September 30, 2023 increased by $74 million when compared to the same period in 2022, primarily due to the repurchase of shares of our common stock of $75 million during 2023.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2022. As of September 30, 2023, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our contractual obligations and commercial commitments.

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

We are currently under examination by the IRS for the 2014 through 2016 and 2018 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2014. As of September 30, 2023, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HMRC audit.

During August 2020, we received a NOPA from the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments pertain to certain transfer pricing arrangements with our foreign subsidiaries and would result in additional income tax expenses above our existing tax reserves in an estimated range of $55 million to $65 million at the close of the audit if the IRS prevails. This estimated range takes into consideration competent authority relief, existing income tax reserves, and transition tax regulations and is exclusive of deferred tax consequences and interest expense, which would also be significant. We disagree with the proposed adjustments, and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Based on our interpretation of the regulations and available case law, we believe the position we have taken with regard to transfer pricing with our foreign subsidiaries is sustainable. In addition to the risk of additional tax for the years discussed above, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we may be subject to significant additional tax liabilities. We have previously requested competent authority assistance under MAP for the tax years of 2014 through 2016. We have reviewed our transfer pricing reserves as of September 30, 2023, based on the facts and circumstances that existed as of the reporting date, and consider them to be the Company’s best estimate as of September 30, 2023.

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

Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been developing its “two pillar” project to address the tax challenges arising from digitalization. The OECD project, if broadly implemented by participating countries, will result in significant changes to the international taxation system under which our current tax obligations are determined. Pillar Two of the project calls for a minimum tax rate on corporations of 15% and is expected to be implemented by a significant number of countries starting in 2024. The OECD and implementing countries are expected to continue to make further revisions to the rules, however, and the impact of these potential changes, both at the OECD level and by each implementing country, remains unknown. The Company will continue to monitor developments to determine any potential impact of Pillar Two in the countries in which we operate.

Pillar One, which would reallocate profits from the largest and most profitable businesses to countries where the customers of those businesses are located, remains under discussion at the OECD, and its implementation remains uncertain. If implemented, Pillar One would potentially result in the removal of unilateral digital services tax initiatives, such as those enacted in France, Italy, Spain, and the U.K. In July 2023, more than 138 countries and jurisdictions agreed to refrain from imposing newly enacted digital service tax initiatives or similar measures before December 31, 2024, provided the Pillar One negotiations have made sufficient progress by the end of 2023, but it remains unclear whether sufficient progress will be made to achieve this result. Furthermore, certain U.S. states, such as Maryland, have deployed comparable digital services tax initiatives. We will continue to monitor these developments to determine the financial impact to the Company. During the three and nine months ended September 30, 2023, we recorded $6 million and $13 million, respectively, of digital service tax, while during the three and nine months ended September 30, 2022, we recorded $4 million and $7 million, respectively, of digital service tax to general and administrative expense on our unaudited condensed consolidated statement of operations.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our unaudited condensed consolidated balance sheet, which was not material as of September 30, 2023. As of September 30, 2023, $490 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the nine months ended September 30, 2023 since December 31, 2022. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our exposure to potentially volatile movements in foreign currency exchange rates will increase as we increase our operations in international markets. Foreign currency exchange rate movement is linked to variability in inflation, interest rates, governmental actions, and macroeconomic factors such as geopolitical events and regional conflicts. We regularly monitor the macroeconomic environment, which has seen some volatility from the conflict between Russia and Ukraine, sanctions and increased cyberattacks, and, more recently, the conflict in the Middle East. Developments in the macroeconomic environment could cause us to adjust our foreign currency risk strategies. Continued uncertainty regarding our international operations and U.K. and E.U. relations may result in future currency exchange rate volatility which may impact our business and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of the risks and uncertainties which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. During the quarter ended September 30, 2023, there were no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2023, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a new share repurchase program. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. The Executive Committee of our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and at prices determined to be attractive and in the best interests of both the Company and its stockholders. This new share repurchase program, which has a term of two years, does not obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended September 30, 2023, the Company has not repurchased any shares of its outstanding common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the third quarter of 2023, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K).

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

November 6, 2023