Form 10-K
period 2023-12-31
TripAdvisor, Inc.
filed 2024-02-16
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,755,043,826 based on the closing price on The Nasdaq Global Select Market on such date.

Class	Outstanding Shares at February 9, 2024
Common Stock, $0.001 par value per share	125,099,694 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2023. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

We refer to Tripadvisor, Inc. and our wholly-owned subsidiaries as “Tripadvisor,” “Tripadvisor group,” “the Company,” “us,” “we” and “our” in this Annual Report on Form 10-K. The Company renamed our Tripadvisor Core segment to “Brand Tripadvisor”, and its “Tripadvisor-branded display and platform” revenue stream within the Brand Tripadvisor segment, as “Media and advertising” revenue. These nomenclature changes had no impact on the composition of our segments, revenue streams, or on any current or historic financial information.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The following words, when used, are intended to identify forward-looking statements: “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “target,” “result,” “should,” “will,” and similar expressions which do not relate solely to historical matters. We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, those described in Part I. Item 1A. "Risk Factors." Moreover, we operate in a rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We caution you that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise.

Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the U.S. Securities and Exchange Commission (the "SEC"), and to other materials we may furnish to the public from time to time through SEC filings.

PART I

Item 1. Business

Overview

The Tripadvisor group operates as a family of brands with the purpose of connecting people to experiences worth sharing. Our vision is to be the world’s most trusted source for travel and experiences. The Company operates across three business segments: Brand Tripadvisor (formerly Tripadvisor Core), Viator, and TheFork. We leverage our brands, technology platforms, and capabilities to connect our large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

Brand Tripadvisor’s purpose is to empower everyone to be a better traveler by serving as the world’s most trusted and essential travel guidance platform. Since Tripadvisor’s founding in 2000, the Tripadvisor brand has developed a relationship of trust and community with travelers and experience seekers by providing an online global platform for travelers to discover, generate, and share authentic user-generated content (“UGC”) in the form of ratings and reviews for destinations, points-of-interest (“POIs”), experiences, accommodations, restaurants, and cruises in over 40 countries and in more than 20 languages across the world. Tripadvisor offers more than 1 billion user-generated ratings and reviews on over 8 million experiences, accommodations, restaurants, airlines, and cruises. Tripadvisor’s online platform attracts one of the world’s largest travel audiences, with hundreds of millions of visitors annually.

Viator’s purpose is to bring extraordinary, unexpected, and forever memorable experiences to more people, more often, wherever they are traveling. In doing so, Viator elevates tens of thousands of businesses, large and small. Viator delivers on its purpose by enabling travelers to discover and book iconic, unique and memorable experiences from experience operators around the globe. Our online marketplace is comprehensive and easy-to-use, connecting millions of travelers to the world’s largest supply of bookable tours, activities and attractions—over 350,000 experiences from more than 55,000 operators. Viator is a pure-play experiences online travel agency (“OTA”) singularly focused on the needs of both travelers and operators with the largest supply of bookable experiences available to travelers.

TheFork’s purpose is to deliver happiness through amazing dining experiences. TheFork delivers on its purpose by providing an online marketplace that enables diners to discover and book online reservations at approximately 55,000 restaurants in 11 countries across the U.K., western and central Europe. TheFork has become an urban, gastronomic guide with a strong community that offers approximately 20 million restaurant reviews.

The COVID-19 pandemic had a significant negative impact on the travel and hospitality industries and, consequently, adversely and materially affected our business, results of operations, liquidity and financial condition through the first quarter of 2022. Overall, in 2022, we generally experienced a travel demand recovery fueled by the continued easing of government restrictions globally and increasing consumer travel demand. During 2023, we continued to experience strong consumer demand for our offerings, particularly for our experiences offerings across our Viator and Brand Tripadvisor segments. We believe that consumers will continue to seek connection with others, discover new places, and experience new things through travel.

Our Industry and Market Opportunity

We are one of the world’s largest online travel companies and our consolidated annual revenue in 2023 represents a small fraction of total worldwide travel spending, which highlights the potential size of our global market opportunity. Phocuswright, an independent travel, tourism and hospitality research firm, estimated global travel spending, exclusive of experiences, short-term vacation rentals, and dining, at approximately $1.6 trillion in 2020 prior to the onset of COVID-19. Phocuswright estimates global travel spending will reach approximately $1.7 trillion by 2026, with an expected increasing share booked through online channels each year.

We believe that we are a compelling leader in the global experiences industry and well positioned to capture increased share in a large and growing market that is estimated to reach approximately $280 billion by 2025 according to Arival’s October 2022 report (the “Arival Report”), a leading research provider on the in-destination experiences industry. Moreover, we believe we are poised to benefit from increased online adoption in the global experiences industry. While online penetration in experiences remains nearly a third below other major travel categories, such as hotel accommodations, the anticipated total size of the online experiences market will continue to grow according to the Arival Report as travelers become increasingly aware of the category online and operators continue to shift their business online. In addition, OTAs are the fastest growing channel in the travel experiences market and are expected to undergo significant growth going forward, with the OTA channel expected to experience a compounded annual growth rate (“CAGR”) of 37% from 2022 to 2025 according to the Arival Report.

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

In our Brand Tripadvisor segment, we offer a compelling value proposition to both travelers and partners across a number of key offerings that include accommodations, experiences, dining, and media. This value proposition is delivered through a collection of durable assets that we believe is difficult to replicate: a trusted brand, authentic UGC, a large community of contributors, and one of the largest global travel audiences. Our strategy in this segment is to leverage these core assets as well as our technology capabilities to provide travelers with a compelling user experience to help make the best decisions in each phase of the travel journey, including pre-trip planning, in-destination, and post-trip sharing. We intend to drive new traveler acquisition and repeat audience engagement on our platform by offering meaningful travel guidance solutions and services that reduce friction in the traveler journey and create a deeper, more persistent relationship with travelers. We evaluate investment opportunities across data, product, marketing, and technology that we believe will improve and diversify the monetization of our audience through deeper engagement, which, in turn, we expect will drive more value to our partners.

The Brand Tripadvisor segment plays an important role in our portfolio. For over two decades, we believe we have built difficult to replicate assets such as a trusted brand, authentic content, a large community of contributors, and one of the largest global travel audiences available. Our long-term strategy for the Brand Tripadvisor segment builds on our heritage and the reasons hundreds of millions of travelers come to Tripadvisor each year. Fundamental to this strategy will be: (1) innovating and enhancing world-class travel guidance and planning products to help travelers make confident decisions in a world where it is hard to find advice you can trust; (2) prioritizing deeper engagement with travelers by leveraging our rich data and technology assets to provide more relevant, curated, and contextual content throughout the traveler journey; and (3) driving a step change in the value we can deliver to our partners by accelerating and diversifying the monetization of our valuable audience across key categories, including hotel meta, media advertising, and experiences.

In our Viator and TheFork segments, we provide two-sided marketplaces that connect travelers and diners to operators of bookable experiences and restaurants, respectively. Within our Viator segment, we are investing in growth, future scale, and market share gains to accelerate our market leadership position, while improving unit economics on both sides of the marketplace that provide visibility to sustainable future profitability. This means driving awareness and higher quality audience engagement, which we believe will drive greater repeat behavior, more direct traffic, and translate into improved unit economics over time. Our investments on both sides of our marketplace, as well as in our primary offerings, are intended to deliver a differentiated value proposition that we believe will drive sustainable market leadership as our partners, operators, and travelers find themselves in an increasingly competitive marketplace environment. We are focused on continuing to grow both our supplier base and our user base by offering innovative tools and features on our branded platforms, and through continued awareness of our brand through marketing efforts.

We are focused on executing initiatives across the Tripadvisor group through organic investment in data, products, marketing and technology to further enhance the value we deliver to travelers and partners across our brands, platforms, and segments. In addition, we may accelerate growth inorganically by opportunistically pursuing strategic acquisitions.

Our Business Models

We manage our Brand Tripadvisor segment (formerly Tripadvisor Core segment) primarily through the following revenue sources and related business models:

•
Tripadvisor-branded Hotels Revenue. The largest source of Brand Tripadvisor segment revenue is generated from click-based advertising on our hotel meta platform (also referred to as our hotel auction), which consists primarily of contextually-relevant booking links to partner websites, which predominantly include OTAs and hotels. Click-based advertising is generally priced on a cost-per-click (“CPC”) basis, with payments from partners determined by the number of clicks generated on a commerce link multiplied by the CPC rate for each particular click. CPC rates are determined in a dynamic, competitive auction bidding process. We also generate click-based advertising revenue on a cost-per-acquisition (“CPA”) basis, with payments from partners determined by a contractual commission rate based on a traveler click generated on our platform that ultimately results in a hotel booking and stay via the partners’ websites.

We provide additional business-to-business (“B2B”) offerings to hotels and related accommodation partners that deliver other unique opportunities to further promote, advertise, and operate their businesses as well as merchandise their inventory on our platform. These include a subscription-based advertising solution, with revenue determined by a contractual fee and time duration, or other CPC-based advertising services through hotel sponsored placements on our platform.

•
Media and Advertising Revenue. We offer endemic and non-endemic advertisers opportunities to promote their brands primarily through display-based advertising (or “media advertising”) placements across our brands on our platform. Our advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations (“DMOs”), OTAs, and other travel related businesses. Display-based advertising placements are predominantly sold on a cost per thousand impressions (“CPM”) basis.
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

We provide additional B2B offerings to restaurant partners that deliver other unique opportunities to further promote, advertise, and operate their businesses as well as merchandise their businesses on our platform. These offerings can be subscription-based, with revenue determined by a contractual fee and time duration, or CPC-based advertising services through restaurant sponsored placements on our platform.

•
Other Revenue. We provide travelers additional offerings across various other travel categories, including alternative accommodations (e.g., short-term vacation rentals), cruises, flights, and rental cars. We provide these offerings across a collection of brands that complement and reinforce our segment strategy of providing differentiated guidance that helps travelers reduce friction and make better decisions. Our alternative accommodation rentals platform is a two-way marketplace that connect travelers with owners and operators of short-term rental properties, generating commission revenue from both the traveler and the property owner for each booking we facilitate across our branded platforms. Our cruise, flight, and rental cars offerings generate revenue primarily through click-based and display-based advertising opportunities.

Our Viator segment offers travelers a comprehensive online marketplace that provides access to over 350,000 experiences and more than 55,000 experience operators. These experiences are instantly bookable online in over 200 countries. Our business model relies on the success of travelers and operators who join our marketplace and generate consistent bookings over time. As experience operators become more successful on our platform and as travelers return over time, we benefit from the recurring activity on our marketplace. We generate revenue through commissions for each booking transaction we facilitate directly and indirectly through our platform. Through Viator, we also power traveler experience bookings on behalf of third-party distribution partner websites, including the Tripadvisor platform as well as many of the world’s major OTAs, airlines, hotels, online and offline travel agencies, and other prominent content and eCommerce brands. For the majority of experience bookings, we collect the full amount charged to the traveler at the time of booking and remit the operator’s portion after the booked experience occurs. In addition, Viator offers our “Reserve Now, Pay Later” payment option, which allows our travelers the option to reserve certain experiences and defer payment until a date no later than two days before the experience date.

TheFork segment offers travelers and diners a comprehensive online marketplace that provides access to approximately 55,000 restaurants to discover and book reservations in 11 countries across the U.K., western and central Europe. We primarily generate revenue for each booking reservation we facilitate on our platform, calculated on a per seated diner fee basis and paid for by the restaurant partner. We also generate revenue on a subscription basis from restaurant partners by providing, for a fee, access to premium online reservation booking software and related services offerings to help them more effectively and efficiently manage their business.

Seasonality

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as significant shifts in our business mix, adverse economic conditions, public health-related events, as well as other factors.

Marketing

We have established world-renowned, widely used, and recognized brands through the innovative and efficient implementation of marketing and promotional campaigns. Particularly, we believe we have been successful with the strategic use of a number of cost effective online and offline marketing channels to reach travelers and diners, including our own platform channels (i.e., websites and apps), online search engines (primarily Google), social media, email, media via public relations, partnerships, and content distribution. Our omni-channel marketing programs are intended to showcase the value of our industry-leading travel brands; increase user traffic; efficiently drive transactions and engagement; optimize ongoing traveler acquisition costs; and strategically position our brands in relation to one another as we continue to differentiate our offering versus those of our competitors. Our sustained scale and profitability depend on our ability to effectively maintain our costs and increase the overall number of users engaged on our platforms and their subsequent transactions. We continue to focus on our ability to attract and engage new and repeat users and encourage users to directly visit our websites and apps. We have the ability to manage our marketing investments across our portfolio of brands to optimize results for the Company. Our relative flexibility enables us to make decisions on a brand-by-brand, market-by-market, travel segment and customer basis that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment.

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
•
Hotel metasearch providers, such as trivago, Kayak and Skyscanner;
•
Online search, social media, and marketplace platforms for advertising spend, such as Google, Facebook, Twitter, Pinterest, and Snap;
•
Global and regional travel, experiences, and restaurant brands seeking to promote direct bookings;
•
Emerging online advertising businesses, such as ad-supported retail and entertainment platforms like Amazon, Spotify, and Walmart;
•
Artificial intelligence driven travel curators;
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

For the years ended December 31, 2023, 2022 and 2021, our two most significant travel partners were Expedia (and its subsidiaries) and Booking (and its subsidiaries), each of which accounted for 10% or more of our consolidated revenue and together accounted for approximately 25%, 31% and 34% of our consolidated revenue, respectively. Nearly all of this concentration of revenue is recorded in our Brand Tripadvisor segment during these reporting periods.

Additionally, our business is dependent on relationships with third-party service operators that we rely on to fulfill service obligations to our customers where we are the merchant of record, such as our experience providers. However, no single operator’s inventory resulted in more than 10% of our revenue on a consolidated basis or at a reportable segment level in any period presented.

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

As a result of these transactions, and as of December 31, 2023, LTRIP beneficially owned approximately 16.4 million shares of our common stock and approximately 12.8 million shares of our Class B common stock, which constitute approximately 13% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own approximately 21% of the outstanding common stock. However, because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 57% of our voting power.

Human Capital Management

Employees

As of December 31, 2023, the Company had approximately 2,845 employees. Approximately 58%, 34%, and 8% are based in Europe, the U.S., and the rest of world, respectively. Additionally, we use independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

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

Health and Safety

The health and safety of our employees is of utmost importance to us. We conduct regular self-assessments and audits designed to ensure compliance with our health and safety guidelines and regulatory requirements.

Additional Information

We maintain a corporate website at ir.tripadvisor.com. Except as explicitly noted, the information on our website, as well as the websites of our various brands, is not incorporated by reference in this Annual Report on Form 10-K, or in any other filings with, or in any information furnished or submitted to, the SEC.

On our Investor Relations website (http://ir.tripadvisor.com), we provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports free of charge. These reports are available on our website as soon as reasonably practicable after we electronically file or furnish these reports to the SEC or publish through press releases, public conference calls and certain webcasts. All documents filed electronically with the SEC (including reports, proxy and information statements and other information) are also available at www.sec.gov. Investors and others should be aware that in addition to required filings with the SEC, we use our investor relations website (http://ir.tripadvisor.com) to announce material financial information to our investors as well as communicate with the public about our company, our results of operations and other information.

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
•
Any change by our search and metasearch partners in how they present travel search results or conduct their auctions for search placement in a manner that is competitively disadvantageous to us;
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

Risks Related to Our Business and Industry

If we are unable to continue to attract a significant number of visitors to our platform, to cost-effectively convert these visitors into revenue-generating customers and to continue to engage consumers, our business and financial performance could be harmed. Our traffic and user engagement could be adversely affected by a number of factors including, but not limited to, inability to provide quality content, lack of inventory or supply in amounts or of sufficient quality to be attractive to our consumers, increasing use of metasearch engines which may impact the amount of traffic to our platform, declines or inefficiencies in traffic acquisition and reduced awareness of our brands. Certain of our competitors have advertising campaigns expressly designed to drive traffic directly to their websites, and these campaigns may negatively impact traffic to our platform. There can be no assurances that we will continue to provide content and products in a manner that meets rapidly changing demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage consumers, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to our platform and negatively impact our business and financial performance.

We rely on internet search engines, metasearch engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with ours. If we are unable to drive traffic cost-effectively, traffic to our platform could decline and our business would be negatively affected. The number of consumers we attract to our platform is due in large part to how and where information from, and links to, our platform are displayed on search engine results pages, or SERPs, and search aggregators, or metasearch engines. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our control. Search engines (including travel metasearch engines) frequently change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our platform can be negatively affected. A search engine could alter its search algorithms or results causing our websites to place lower in search query results. For example, Google, a significant source of traffic to our platform, frequently promotes its own competing products in its search results, which has negatively impacted placement of references to our company and our platform on the SERP. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our travel partners, or if competitive dynamics impact the cost or effectiveness of Search Engine Optimization (“SEO”) or Search Engine Marketing (“SEM”) in a negative manner, our business and financial performance would be adversely affected. Furthermore, our failure to successfully manage our SEO and SEM strategies and/or other traffic acquisition strategies could result in a substantial decrease in traffic to our platform, as well as increased costs to the extent we replace free traffic with paid traffic.

We also rely on application marketplaces, or app stores such as Apple’s App Store and Google’s Play, to drive downloads of our apps. In the future, Apple, Google or other marketplace operators may make changes that make access to our products more difficult or may limit our access to information that would restrict our ability to provide the best user experience. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product and hotel metasearch product as well as reservation functionality. Our apps may receive unfavorable treatment compared to the promotion and placement of competing apps, such as the order in which they appear within marketplaces. In addition, Apple has announced new features that limit who has access to consumer data, including location information which may negatively impact the effectiveness of our consumer data and platform. Similarly, if problems arise in our relationships with providers of application marketplaces, traffic to our platform and our user growth could be harmed.

Our strategy may be unsuccessful and may expose us to additional risks. If our strategy does not achieve its expected benefits, there could be negative impacts to our business, financial condition and results of operations. We are implementing discrete strategies across each segment which are connected and reinforcing to a cohesive strategy across the Tripadvisor group as described in “Our Business Strategy” herein. There are no assurances that we will be successful in executing our strategies. Our efforts may prove more difficult than we currently anticipate. Further, we may not succeed in realizing the benefits of these efforts on our anticipated timeline or at all. In addition, as we implement our strategies, the macroeconomic environment, including but not limited to, inflationary pressures, higher labor costs, and changes in consumer and merchant behavior may make it more difficult to effectively execute our strategy. Even if fully implemented, our strategy may not result in growth or the other anticipated benefits to our business, financial condition and results of operations. If we are unable to effectively execute our strategy and realize its anticipated benefits, it could negatively impact our business, financial condition and results of operations.

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
•
The effectiveness of our advertising and the extent to which it generates sales leads, customers, bookings or financial results on a cost-effective basis, including our mobile transaction conversion rate;
•
The competitiveness of our products, traffic quality, perception of our platform, including mobile applications, and availability and accuracy of analytics and measurement solutions to demonstrate our value; and
•
Adverse government actions or legal developments relating to advertising, including limitations on our ability to deliver targeted advertising.

Any of these or other factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, or cause marketers to stop advertising with us altogether, any of which would negatively affect our revenue and financial results.

Click-based advertising revenue accounts for the majority of our advertising revenue. Our pricing for click-based advertising depends, in part, on competition between advertisers. If our large advertisers become less competitive with each other, merge with each other or with our competitors, focus more on cost-per-click, or CPC, profit than on traffic volume, or are able to reduce CPCs, this could have an adverse impact on our advertising revenue which would, in turn, have an adverse effect on our business and financial results.

We rely on a relatively small number of significant travel partners and any reduction in spending by or loss of these partners could seriously harm our business. For the year ended December 31, 2023, our two most significant travel partners, Expedia and Booking (and their subsidiaries), accounted for a combined 25% of total revenue, with most of this revenue recorded within our Brand Tripadvisor segment. If any of our significant travel partners were to cease or significantly curtail advertising on our platform, we could experience a rapid decline in our revenue over a relatively short period of time which would have a material impact on our business.

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

Weak economic conditions, including those that cause declines or disruptions in the travel industry or reduce consumer discretionary spending have, in the past, had a material adverse impact on the Company’s business and financial performance and could have a material adverse impact on our businesses, financial performance and the market price of our common stock. Our business and financial performance are affected by the health of the worldwide travel industry, including macroeconomic conditions and events beyond our control. Events beyond our control, such as macroeconomic factors (such as tightening of credit markets and declines in consumer confidence), health concerns (including epidemics or pandemics), unusual or extreme weather or natural disasters (whether caused by climate change or otherwise), travel-related health concerns, restrictions related to travel, trade or immigration policies, regional hostilities or instability, wars, terrorism, sources of political uncertainty, foreign policy changes, regional hostilities, natural disasters, imposition of taxes or surcharges by regulatory authorities, significant increases in energy costs, labor unrest or travel-related accidents, can disrupt travel globally or otherwise result in declines in travel demand. For example, recent conflicts between Ukraine and Russia and Israel and Hamas have impacted travel to those regions and the surrounding regions.

Sales of travel and/or leisure products tend to decline or grow more slowly during economic downturns and times of inflation when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. In addition, the uncertainty of macroeconomic factors and their impact on consumer behavior makes it more difficult to forecast industry and consumer trends, which in turn has in the past and could in the future adversely affect our ability to effectively manage our business. Leisure travel, which accounts for a substantial majority of our current business, is particularly dependent on discretionary consumer spending levels. For example, the United States and other countries have recently experienced elevated inflation which has created economic uncertainty and has impacted and may impact consumer demand in the travel industry. Economic downturn and adverse market conditions may also negatively impact our partners, our partners’ access to capital, cost of capital and ability to meet liquidity needs. These challenges faced in a prolonged economic downturn or deterioration in the travel industry could adversely impact our business, financial performance and share price. The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time.

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
•
Hotel metasearch providers, such as trivago, Kayak and Skyscanner;
•
Online search, social media, and marketplace platforms for advertising spend, such as Google, Facebook, Twitter, Pinterest, and Snap;
•
Global and regional travel, experiences, and restaurant brands seeking to promote direct bookings;
•
Emerging online advertising businesses, such as ad-supported retail and entertainment platforms like Amazon, Spotify, and Walmart;
•
Artificial intelligence driven travel curators, such as Travel Plan AI, Aitinerary, Wonderplan, Roam Around and similar websites;
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

We compete with certain companies that we also do business with, including certain of our travel partners and related parties. The consolidation of our competitors and travel partners may affect our relative competitiveness and our travel partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on our advertising services, loss of market share, pricing pressure, reduced customer traffic to our platform and reduced advertising by travel companies on our platform.

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

The markets in which we operate are characterized by rapidly changing technology, evolving industry standards, frequent new service announcements and enhancements, and changing consumer demands and preferences. Our future success will also depend on our ability to adapt to emerging technologies such as tokenization; chatbot, new authentication technologies, such as biometrics, distributed ledger and blockchain technologies; new and emerging payment methods, such as Alipay, Paytm and WeChat Pay; artificial intelligence; virtual and augmented reality; and cloud technologies. For example, we incorporate artificial intelligence in certain of our operations. In July 2023, we launched an AI-powered travel itinerary generator which creates personalized travel itineraries using OpenAI’s generative artificial intelligence technology. The use of artificial intelligence in our business presents risks and challenges, including that algorithms may be flawed, datasets may be insufficient, erroneous, stale, or contain biased information, or content chosen for display to consumers by artificial intelligence systems may be discriminatory, offensive, illegal, or otherwise harmful. These deficiencies and other failures of artificial intelligence systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. In addition, there is no guarantee that our itinerary generator or other artificial intelligence focused initiatives will be competitive or attract more consumers to our platform.

The emergence of alternative or new devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require additional investments in technology. New developments in other areas could also make it easier for competitors to enter our markets due to lower up-front technology costs. We may not be able to keep up with these rapid changes and our ability to integrate and develop new and evolving technologies will require increased financial and personnel investments that could have an adverse impact on our operations unless and until we achieve expected return on these investments. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services and platform to evolving industry standards and local preferences, and to continually innovate and improve the performance, features, and reliability of our services and online platforms in response to competitive service offerings and the evolving demands of the marketplace.

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

Our future success depends on the performance of our key employees and our ability to attract, retain and engage senior management and a highly skilled workforce. In particular, we are highly dependent on the services of our leadership team for the development of and our execution on our vision and strategy. Over the last few years, we have made several changes to our senior leadership group. Our future performance will depend, in part, on the successful integration of these new senior level executives into their roles. If we do not successfully manage these additions, it could be viewed negatively by our investors, employees, and partners, and could have an adverse impact on our business and results of operations. We also heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute on mission, vision and strategic initiatives. If we are unable to retain members of our senior management team, including our executive leadership, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed. If the senior management team fails to work together effectively and to execute our plans and strategies on a timely basis, then our business and future growth prospects could be harmed.

The success of our operations and the quality of our services are also highly dependent on our ability to attract, retain and engage skilled personnel. For employees, we compete with companies that have far greater financial resources than we do as well as companies that promise short-term growth opportunities and/or other benefits. If we do not succeed in attracting a well-qualified workforce or retaining or motivating existing talent, our business would be adversely affected.

The composition of our work force, in terms of geographic location, in person or remote and full-time employees or independent contractors, creates challenges and risks and failure to properly manage those risks could have a negative impact on our business. In response to the COVID-19 pandemic, much of our work force began working remotely and continue to work remotely today. In addition, following the COVID-19 pandemic, our work force has increasingly shifted outside the U.S. and to independent contractors versus full-time employees. Managing a remote and independent work force can give rise to cybersecurity, legal and regulatory issues and training and compliance issues, as well as create operational or other challenges, any of which could harm our business. For example, our workers are classified as either employees or non-employees (including as independent contractors or agency workers). Our employees in the U.S. are classified as either exempt from overtime or non-exempt (and therefore overtime eligible) and if we are found to have misclassified employees including as independent contractors, agency workers or independent contractors, agency workers or non-exempt employees as exempt, we could face penalties and have additional exposure under U.S. federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as similar international laws, including for prior periods, as well as potential liability for employee overtime and benefits and tax withholdings.

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

Such endeavors have in the past and may in the future involve significant risks and uncertainties, including, but not limited to, the following:

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

Risks Related to Legal and Regulatory Matters

We are a global company that operates in many different jurisdictions inside and outside the U.S. and these operations expose us to additional risks. Many regions have different economic conditions, languages, currencies, legislation, regulatory environments, levels of political stability, and consumer expectations. We are subject to risks typical of global businesses, including, but not limited to, the following:

•
Compliance with additional laws and regulations, including but not limited to, those regarding data privacy, labor and employment, advertising, anti-competition and tax;
•
Difficulties in managing our human capital and operations due to distance, time zones, language, status as an independent contractor or agency worker versus employee and cultural differences;
•
Restrictions on repatriation of cash and on investments in operations;
•
Uncertainty regarding liability for services, content and intellectual property rights;
•
Increased risk and limits on enforceability of intellectual property rights;
•
Diminished ability to legally enforce contractual rights;
•
Currency exchange rate fluctuations;
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

A failure to comply with existing or new laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business or financial results. Our business and financial results could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including, but not limited to, those relating to internet and online commerce, internet advertising, consumer protection, intermediary liability, cybersecurity, data security and privacy. These laws continue to evolve. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to internet and online commerce, cybersecurity, and liability for information retrieved from or transmitted over the internet, online editorial and user-generated content, user privacy, behavioral targeting and online advertising and liability for third-party activities. Likewise, the SEC, DOJ and OFAC, as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. Operating in this dynamic regulatory environment requires significant management attention and financial resources. As regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies, regulatory authorities, courts and/or consumers, which, if material, could adversely affect our business and financial results.

The promulgation of new laws, rules and regulations, or new interpretations of existing laws, rules and regulations, could require us to change certain aspects of our business, operations and relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the Company to additional liabilities. For example, many jurisdictions have adopted, and many jurisdictions are considering adopting, privacy rights and consumer protections for their residents, which legislation will continue to change the landscape for the use and protection of data and could increase the cost and complexity of delivering our services. Unfavorable changes could limit our marketing methods and capabilities, decrease demand for our products and services, impede development of new products, require significant management time, increase costs and/or subject us to additional liabilities. Violations of these laws and regulations could result in penalties, criminal sanctions and/or negative publicity against us, our officers or our employees and/or restrictions on the conduct of our business.

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

Effective intellectual property protection may not be available in every jurisdiction in which our platform or services are made available and policing unauthorized use of our intellectual property can be difficult and expensive. Therefore, in certain jurisdictions, we may be unable to adequately protect our intellectual property against unauthorized third-party copying or use. We cannot be sure that the steps we have taken will prevent misappropriation or infringement of our intellectual property. Furthermore, we may need to go to court or other tribunals in order to enforce our rights or the proprietary rights that we have lawfully obtained from others. These proceedings might result in substantial costs and diversion of resources and management attention, and we cannot accurately predict the likelihood of success in such proceedings. Our failure to protect our intellectual property in an effective manner could have a material adverse effect on our business.

We currently license some of the intellectual property displayed on our platform from third parties. As we continue to introduce new services that incorporate new intellectual property, we may be required or elect to license additional intellectual property. We cannot be sure that such licenses will be available on commercially reasonable terms, if at all.

From time to time, in the ordinary course of our business, we have been subject to, and are currently subject to, legal proceedings and claims relating to third-party intellectual property rights, often related to user-generated content, and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand the complexity and scope of our platform and services. Successful intellectual property claims against us could result in significant monetary liability or prevent us from operating our business, or portions of our business, or require us to change business practices or develop non-infringing intellectual property, which could require significant effort and expense. In addition, resolution of claims may require us to obtain releases or licenses to use intellectual property assets belonging to third-parties, which may be expensive to procure, or possibly to cease using those assets altogether. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Greenhouse gas emissions are driving global climate change that is expected to have various impacts on travel, including the world’s transportation infrastructure and tourist destinations, and such impact could have a negative impact on our operations. The long-term effects of climate change on the global economy and the industry in which we operate and our business, in particular, are unclear; however, we recognize that there are inherent climate-related risks wherever business is conducted. For example, as climate change continues to warm the planet and make weather more extreme, much of the world’s transportation infrastructure will become less safe and reliable. Some of today’s popular tourist destinations may become intolerable as heat waves make some places unbearable and increase the chance of forest fires. Some may disappear altogether as rising seas flood low-lying islands and coastal areas. Venice, a UNESCO World Heritage site, has always been vulnerable to flooding, but in the last 20 years, there have been almost as many “high water” floods as during the previous 100 years. In other major cities, such as Amsterdam, Tokyo, Cape Town, Rio de Janeiro and New York, extreme flooding could also become a regular occurrence.

Cruise ship tourism has a larger carbon footprint than any other kind of travel and extreme weather such as intense hurricanes and storms is making cruising more dangerous. Rising sea levels can make it difficult for cruise ships to dock at coastal ports because they are vulnerable to changing sea levels, as well as extreme weather. Rising seas also degrade beaches and pose significant risks to the very viability of some low-lying cruise destinations, such as Key West, Fla., Fiji, Palau, Seychelles, and the Maldives. Coastal tourism, the largest component of the tourism industry, is threatened also by the acidification of oceans. Half of the world’s coral reefs, which contribute billions annually to global tourism income each year, have already been lost or seriously damaged. Australia’s Great Barrier Reef, which has sustained serious damage from ocean acidification caused by the ocean’s uptake of CO2, coral bleaching, pollution, overfishing—and too much tourism—has lost more than half of its corals since 1995.

Shifts in consumer preferences and governmental policy developments have the potential individually or collectively to significantly disrupt travel and impact our business as well as negatively affect our suppliers, business partners and members. Experiencing or addressing the various physical, regulatory and adaptation/transition risks from climate change may impact our revenues and profitability.

Increased focus on our environmental, social, and governance ("ESG") responsibilities have and will likely continue to result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and partners to do business with us. Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders are increasingly focused on ESG practices of companies. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are inadequate. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships.

As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. The standards for tracking and reporting on ESG matters and disclosure frameworks are relatively new, have not been harmonized, and continue to evolve. Ensuring there are systems and processes in place to comply with the various ESG tracking and reporting obligations may require management time and expense. As we look to respond to evolving standards for identifying, measuring, and reporting ESG metrics, our efforts may result in a significant increase in costs and may nonetheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders. In addition, if our competitors’ ESG performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors.

Risks Related to Information Security, Cybersecurity and Data Privacy

Our processing, storage and use of personal information and other data subjects us to risks and laws and regulations and could give rise to cyberattacks and other risks, including damage to our reputation and value of our brands. Information and data security is essential to maintaining consumer and service provider confidence in our services and brands. We are subject to a variety of laws in the U.S. and abroad regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other existing laws. In addition, practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny.

Implementing and complying with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our operations. Any failure or perceived failure by us to comply with our privacy and information security policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in fines, litigation or governmental enforcement actions that could harm our reputation and cause our consumers and partners to lose trust in us, any of which could have an adverse effect on our business, brands, market share and financial results.

System security issues, data protection breaches, cyberattacks and system outage issues could disrupt our operations or services provided to our consumers, and any such disruption could damage our reputation and adversely affect our business, financial results and share price. Our reputation and ability to attract, retain and service our consumers and partners is dependent upon the reliable performance and security of our computer systems and those of third parties we utilize in our operations. Significant security issues, data breaches, cyberattacks and outages, interruptions or delays, in our systems or third-party systems upon which we rely, could impair our ability to display content or process transactions and significantly harm our business. Breaches of our security measures and those of our partners or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our consumers or our partners, could expose us, our consumers and partners to a risk of loss or misuse of this information, damage our brand and reputation or otherwise harm our business and financial performance and could result in government enforcement actions and litigation and potential liability for us. The costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain. In addition, to the extent that we do experience a data breach, remediation may be costly and we may not have adequate insurance to cover such costs.

We and our third party partners and vendors are at constant risk of cyber-attacks or cyber intrusions via viruses, worms, break-ins, malware, ransomware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources) that attack our products or otherwise exploit any vulnerabilities in our systems or those of our third party partners and vendors, or attempt to fraudulently induce our employees, consumers, third party partners and vendors or others to disclose passwords or other sensitive information or unwittingly provide access to our systems or data. These types of incidents continue to be prevalent and pervasive across industries, including in our industry, and such attacks on our systems have occurred in the past and are expected to occur in the future. In addition, we expect the amount and sophistication of the perpetrators of these attacks to continue to expand, which could include nation-state actors. Any such incident could lead to interruptions, delays or website outages, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have in the past and may in the future need to expend significant resources to protect against security breaches or to investigate and address problems caused by cyber or other security problems. There are no assurances that our programs and actions taken to protect against security breaches or to investigate and address problems related to cyber or other security problems will be sufficient to prevent or limit the impact of any cyber intrusion or related attack. Failure to adequately protect against attacks or intrusions, whether for our own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on our financial performance.

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

Media coverage of data breaches and public exposure of consumer data rights has increased, in part because of the rise of enforcement actions, investigations and lawsuits. Similarly, the increase in privacy activist groups is likely to give rise to further scrutiny, investigative actions and publicity. Security breaches or the perceived threat of a breach or perceived breach could result in interruptions in service, negative publicity, damage to reputation, cause our users, suppliers and/or partners to cease doing business with us or do business with us less frequently, exposure to risk of loss and possible liability due to lawsuits, enforcement actions, investigations, regulatory penalties and sanctions. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with, applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security. Security breaches could also cause travelers and consumers to lose confidence in our data security, which would have a negative effect on the value of our brand.

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

We are subject to risks associated with processing payment transactions and failure to manage those risks may subject us to fines, penalties and/or additional costs and could have a negative impact on our business. We accept payments from consumers and our business partners using a variety of methods, including credit, debit and invoicing. As we offer new payments options to customers, we may be subject to additional regulations, compliance requirements and fraud. We rely on third parties to provide certain payment methods and payment processing services and our business could be disrupted if these companies become unwilling or unable to provide these services to us. We are subject to laws, regulations and compliance requirements relating to payments, international money transfers, privacy and information security and money laundering, including obligations to implement enhanced authentication processes. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. These laws, regulations and/or requirements result in significant costs. If we fail to comply or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines, penalties and higher transaction fees, and/or lose our ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments. In addition, for certain payment methods, including credit and debit cards, we pay interchange and other fees and we are subject to receivable holdbacks, which may increase over time and raise our operating costs and lower profitability.

Additionally, our marketplace activities in the U.K. and Europe require us to obtain or operate under a payment institution license under the Payment Services Directive Two (“PSD2”). PSD2 requires a license to perform certain defined “payment services” in a European Economic Area (“EEA”) member state. Conditions for obtaining and complying with the license include minimum capital requirements, establishment of procedures for safeguarding funds, and certain governance and reporting requirements. Certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. We have obtained a payment institution license in the U.K. As a result of Brexit, we are no longer able to passport our U.K. license to the EEA. Although our EU application has been submitted during 2023 and currently under consideration by the EU, we may not receive the EU license on a timely basis if at all.

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

Risks Related to Financial Matters

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline. From time to time, we release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Guidance is necessarily speculative in nature, and some or all of the assumptions underlying the guidance furnished by us may not materialize or may vary significantly from actual outcomes. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

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
Effect investments;
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

For example, changes in the tax laws of foreign jurisdictions could arise as a result of the Organization for Economic Cooperation and Development (“OECD”)’s Base Erosion and Profit Shifting Project to address the tax challenges arising from digitalization. Over the last several years, the OECD has been developing its “two pillar” project to address the tax challenges arising from digitalization. The OECD project, if broadly implemented by participating countries, will result in significant changes to the international taxation system under which our current tax obligations are determined. Pillar Two of the project calls for a minimum tax rate on corporations of 15% and has begun to be implemented by a significant number of countries starting in 2024. The OECD and implementing countries are expected to continue to offer further guidance to the rules, however, the impact of Pillar Two is not expected to be material at this time. The Company will continue to monitor developments to determine any potential impact of Pillar Two in the countries in which we operate. Pillar One, which would reallocate profits from the largest and most profitable businesses to countries where the customers of those businesses are located, remains under discussion at the OECD, and its implementation remains uncertain. If implemented, Pillar One would potentially result in the removal of unilateral digital services tax initiatives, such as those enacted in France, Italy, Spain, and the U.K. In July 2023, more than 138 countries and jurisdictions agreed to refrain from imposing newly enacted digital service tax initiatives or similar measures before December 31, 2024, provided the Pillar One negotiations have made sufficient progress by the end of 2023. In December 2023, the OECD Inclusive Framework reaffirmed their commitment to achieve a consensus-based solution and to complete the multilateral agreement by June 2024, thereby extending the standstill on new digital service tax initiatives. Furthermore, certain U.S. states, such as Maryland, have deployed comparable digital services tax initiatives. We will continue to monitor these developments to determine the financial impact to the Company. During the years ended December 31, 2023, 2022 and 2021, we recorded $18 million, $9 million and $1 million, respectively, of digital service tax to general and administrative expense on our consolidated statements of operations.

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

Changes in the tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our platform and our financial results. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce and it is possible that various jurisdictions may attempt to levy additional or new sales, income or other taxes relating to our activities. For example, Congress is considering various approaches to legislation that would require companies engaged in e-commerce to collect sales tax on internet revenue and a growing number of U.S. states and certain foreign jurisdictions have adopted or are considering proposals to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf. An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the U.S. Supreme Court ruled in South Dakota v. Wayfair Inc. that remote sellers are not required to collect state and local sales taxes. In response to Wayfair or otherwise, state or local governments have adopted and may continue to adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. Also, as described in more detail above, certain U.S. states and countries in which we do business have enacted or proposed digital services tax initiatives. In addition, we are subject to taxes in foreign jurisdictions, such as value-added tax and goods and services tax, in connection with certain foreign sales transactions. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, occupancy, income and other taxes. We cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce; however, new or revised taxes and, in particular, sales taxes, occupancy taxes, value added taxes (“VAT”), and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products and services over the internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. A successful assertion by one or more tax authorities requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest that we otherwise would have not accounted for in our financial statements. Any of these events could have a material adverse effect on our business, financial results and financial condition.

Taxing authorities have in the past and may successfully in the future assert that we should have collected or in the future should collect sales and use, occupancy, VAT or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results. We do not collect and remit sales and use, occupancy, VAT or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened us with assessments, alleging that we are required to collect and remit certain taxes there. While we do not believe that we are subject to such taxes and intend to vigorously defend our position in these cases, we cannot be sure of the outcome of our discussions and/or appeals with these states. In the event of an adverse outcome, we could face assessments, plus any additional interest and penalties. We also expect additional jurisdictions may make similar assessments or pass similar new laws in the future, and any of the jurisdictions where we have sales may apply more rigorous enforcement efforts or take more aggressive positions in the future that could result in greater tax liability allegations. Such tax assessments, penalties and interest or future requirements may materially adversely affect our business, financial condition and operating results.

We face risks associated with fluctuations in foreign currency exchange rates. As a result, we face exposure to movements in foreign currency exchange rates including, but not limited to, re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur. For example, in the event that one or more European countries were to replace the Euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the Euro or the British pound, have in the past and could in the future adversely affect our revenue growth in future periods.

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
•
Developments in our industry, including changes in governmental regulations; and
•
General market conditions and other factors, such as macroeconomic conditions and geopolitical events.

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

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase programs or that our share repurchase programs will enhance long-term stockholder value. On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a new share repurchase program. The share repurchase program has a term of two years and does not obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. The Executive Committee of our Board of Directors will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and at prices determined to be attractive and in the best interests of both the Company and its stockholders.

Although our Board of Directors has authorized the share repurchase programs, the share repurchase programs do not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. In August 2022, Congress passed the Inflation Reduction Act, which imposes a one percent tax on stock repurchases, subject to certain adjustments, after December 31, 2022 by publicly traded U.S. companies, including us, which may also impact our decision to engage in share repurchases. The repurchase programs may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase programs could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program. Additionally, our share repurchase programs could diminish our cash reserves, which may impact our ability to finance future growth, and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase programs are intended to enhance long-term stockholder value, there is no assurance that they will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In an era marked by rapid technological evolution, the business landscape is increasingly data-driven. Companies, including ours, collect, store, and leverage data to glean valuable insights about our members and travel trends; deliver relevant content to our members, suppliers, and business partners and enhance operational efficiency. This collection and leverage of data exposes us to potential cybersecurity threats. As a result, we have implemented a cybersecurity risk management framework that is designed to identify, assess, and mitigate risks from cybersecurity threats related to this data and systems and our business operations.

Risk Management Oversight and Governance

The Board of Directors is responsible for overseeing risks related to cybersecurity and has delegated to the Audit Committee oversight over cybersecurity risks. The Audit Committee is responsible for reviewing and discussing with management the processes to identify, assess and manage cybersecurity threats, as well as to identify, assess and, to the extent required, disclose material cybersecurity threats.

Management is responsible for the day-to-day risk management process, including the identification of risks and implementation of policies and procedures designed to manage, mitigate or monitor cyber risks. In support of these responsibilities, management has designated a Chief Compliance Officer and formed a Compliance Committee to implement, manage and oversee a corporate compliance program.

The Compliance Committee is responsible for understanding the global risk landscape of the company and for working to ensure that we have a compliance program in place designed to mitigate, manage and/or monitor risks. The Compliance Committee consists of, among others, our Chief Financial Officer (“CFO”), Chief Legal Officer (“CLO”) and Chief Compliance Officer (“CCO”). The CCO has established an Information Governance and Privacy Committee responsible for oversight of privacy and cybersecurity risks. The Information Governance and Privacy Committee consists of our Chief Information Security Officer (“CISO”) and CCO, as well as representatives from engineering, product development and data privacy. The Information Governance and Privacy Committee meets regularly to discuss and monitor information uses and governance and risks associated with our information assets, including prevention, detection, mitigation and remediation of risks from cybersecurity threats.

Our CISO reports to our CCO. The CCO reports to the Compliance Committee and the CLO. The CFO and CLO report directly to the company’s Chief Executive Officer. Each of the CFO, CLO, CCO and CISO report regularly to our Board of Directors on, among other matters, our global risk landscape and risk management efforts, including those related to cybersecurity risks.

Our CISO has primary responsibility for managing our cybersecurity threat management program. The CISO is a Certified Information Security Systems Professional (CISSP), with more than 15 years of experience in building and leading information security teams and has worked at a variety of companies to implement and manage cybersecurity programs. Those entities have included large, publicly-traded companies. His experience includes developing and maintaining tools and processes to protect internal networks, customer payment systems and telecommunications networks used by customers to transmit data.

Our CISO leads an Information Security team that meets regularly. The CISO updates the executive management team on cybersecurity developments.

Our CISO meets at least annually with each of the Compliance Committee and the Audit Committee to discuss cybersecurity threats and the risk management programs. The CISO provides information, as appropriate, about the sources and nature of risks the Company faces and how management assesses such risks. Our CISO also provides a quarterly report to the Audit Committee on trends and observations concerning cyber threats and actions being taken to mitigate those risks. The Chair of the Audit Committee reports quarterly to the full Board of Directors and that report includes a summary of the CISO’s report.

Processes for the Identification of Risks from Cybersecurity Threats

The Compliance Committee, working with the CISO and the Information Security team, has developed a cybersecurity risk management program that aims to address the following key areas:

•
Identification of assets at risk from cybersecurity threats;
•
Identification of potential sources of cybersecurity threats;
•
Assessment of the status of protections in place to prevent or mitigate cybersecurity threats;
•
Approaches to mitigating and managing the material cybersecurity risks; and
•
A process for regular reporting to the Compliance Committee and Board of Directors (directly and through the Audit Committee).

The Company’s risk assessment and mitigation program is centered on the following components:

•
Identification of material risks (primarily through enterprise risk assessments);
•
An evaluation of the likelihood of such risk occurring, the potential impact and the control strength, consideration for compensating controls to mitigate the risk;
•
Prioritization of different material risk items based on, among other things, the results of our evaluation; and
•
Establishment of a process for addressing those risks.

Our Internal Audit team reviews, monitors and audits various aspects of the Company’s enterprise risk management program to evaluate whether risks, including cybersecurity risks, are appropriately identified and managed. Internal Audit periodically reports to the Audit Committee on the Company’s cybersecurity risk mitigation efforts. The Audit Committee Chair, in turn, reports to the full Board of Directors.

We have several employee training and development programs that are designed to, among others, raise awareness of cybersecurity risks impacting the business to encourage consideration and facilitate managing those risks. To assess the effectiveness of our program, we periodically conduct penetration testing and other vulnerability analyses. As part of the assessment of the protections we have in place to mitigate risks, we engage third parties to conduct risk assessments on our systems.

Before purchasing third-party technology or other solutions and partnerships that involve exposure to the Company’s assets and electronic information, our Information Security and Privacy team undertake due diligence to assess any key data privacy or information security risks.

For additional information about the cybersecurity risks, see “Risk Factors” under the section entitled "Risks Related to Information Security, Cybersecurity and Data Privacy" in Part I, Item 1A of this Annual Report on Form 10-K.

Item 2. Properties

As of December 31, 2023, we do not own any real estate. We lease approximately 280,000 square feet of office space for our corporate headquarters in Needham, Massachusetts, which has an expiration date of December 2030 and an option to extend the lease term for two consecutive terms of five years each. We also lease an aggregate of approximately 340,000 square feet of office space at nearly 30 locations across North America, Europe and Asia Pacific, in cities such as New York, London, Sydney, Barcelona and Paris, primarily used as sales offices, subsidiary headquarters, and for international operations, pursuant to leases with various expiration dates. We believe that our current facilities are adequate for our current operations and that additional leased space can be obtained on reasonable terms if needed.

Item 3. Legal Proceedings

Refer to “Note 11: Commitments and Contingencies” in the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, for further information regarding any legal proceedings. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on The Nasdaq Global Select Market under the ticker symbol “TRIP.” Our Class B common stock is not listed and there is no established public trading market for that security. As of February 9, 2024, all of our Class B common stock was held by LTRIP.

Performance Comparison Graph

The following graph provides a comparison of the total stockholder return from December 31, 2018 to December 31, 2023, of an investment of $100 in cash on December 31, 2018 for Tripadvisor, Inc. common stock and an investment of $100 in cash on December 31, 2018 for (i) the Standard and Poor’s 500 Index (the “S&P 500 Index”), (ii) The Nasdaq Composite Index; and (iii) the Research Data Group (“RDG”) Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the internet industry, including internet software and service companies, and e-commerce companies. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Data for the S&P 500 Index, The Nasdaq Composite Index, and the RDG Internet Composite Index assume reinvestment of dividends.

This performance comparison graph is not “soliciting material,” is not deemed filed with the SEC and is not deemed to be incorporated by reference into any filing of Tripadvisor, Inc. under the Securities Act or any filing under the Exchange Act.

Holders of Record

As of February 9, 2024, there were 125,099,694 outstanding shares of our common stock held by 1,732 stockholders of record, and 12,799,999 outstanding shares of our Class B common stock held by one stockholder of record: LTRIP.

Dividends

We did not declare or pay any dividends during the years ended December 31, 2023, 2022, or 2021. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. In addition, our ability to pay dividends is limited by the terms of our Credit Agreement and our 2025 Indenture. Refer to “Note 8: Debt” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information regarding our debt agreements. Therefore, investors should not rely on regular quarterly or annual dividend income from shares of our common stock and investors should not rely on special dividends with any regularity, or at all. Investors should rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize future gains on their investments.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required under this item is incorporated herein by reference to our 2024 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2023, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

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

In light of the recent disclosure by Liberty Tripadvisor Holdings, Inc. (“LTRIP”) of its intent to evaluate potential alternatives and the Company’s formation of a Special Committee to evaluate any proposals that may be brought forward, the Company has suspended its share repurchase program.

A summary of information regarding our common stock repurchases during the fourth quarter of 2023 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate U.S. dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	—	$—	—	$250,000,000
November 1 to November 30	1,324,524	$18.85	1,324,524	$225,000,000
December 1 to December 31	—	$—	—	$225,000,000
Total	1,324,524		1,324,524

(1) Exclusive of fees, commissions and excise taxes.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements including the notes in Item 8 of this Annual Report on Form 10-K, and the Section entitled “Cautionary Note Regarding Forward-Looking Statements,” included elsewhere in this Annual Report on Form 10-K. Our actual results may differ from the results discussed in any forward looking statements, which may be due to factors discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The Company renamed our Tripadvisor Core segment to “Brand Tripadvisor”, and its “Tripadvisor-branded display and platform” revenue stream within the Brand Tripadvisor segment, as “Media and advertising” revenue. These nomenclature changes had no impact on the composition of our segments, revenue streams, or on any current or historic financial information.

Overview

The Tripadvisor group operates as a family of brands with a purpose of connecting people to experiences worth sharing. Our vision is to be the world’s most trusted source for travel and experiences. The Company operates across three business segments: Brand Tripadvisor (formerly Tripadvisor Core), Viator, and TheFork. We leverage our brands, technology platforms, and capabilities to connect our large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

Brand Tripadvisor’s purpose is to empower everyone to be a better traveler by serving as the world’s most trusted and essential travel guidance platform. Since Tripadvisor’s founding in 2000, the Tripadvisor brand has developed a relationship of trust and community with travelers and experience seekers by providing an online global platform for travelers to discover, generate, and share authentic user-generated content (“UGC”) in the form of ratings and reviews for destinations, points-of-interest (“POIs”), experiences, accommodations, restaurants, and cruises in over 40 countries and in more than 20 languages across the world. Tripadvisor offers more than 1 billion user-generated ratings and reviews on over 8 million experiences, accommodations, restaurants, airlines, and cruises. Tripadvisor’s online platform attracts one of the world’s largest travel audiences, with hundreds of millions of visitors annually.

Viator’s purpose is to bring extraordinary, unexpected, and forever memorable experiences to more people, more often, wherever they are traveling. In doing so, Viator elevates tens of thousands of businesses, large and small. Viator delivers on its purpose by enabling travelers to discover and book iconic, unique and memorable experiences from experience operators around the globe. Our online marketplace is comprehensive and easy-to-use, connecting millions of travelers to the world’s largest supply of bookable tours, activities and attractions—over 350,000 experiences from more than 55,000 operators. Viator is a pure-play experiences OTA singularly focused on the needs of both travelers and operators with the largest supply of bookable experiences available to travelers.

TheFork’s purpose is to deliver happiness through amazing dining experiences. TheFork delivers on its purpose by providing an online marketplace that enables diners to discover and book online reservations at approximately 55,000 restaurants in 11 countries across the U.K., western and central Europe. TheFork has become an urban, gastronomic guide with a strong community that offers approximately 20 million restaurant reviews.

Trends

The online travel industry in which we operate is large, highly dynamic and competitive. We describe below current trends affecting our overall business and segments, including uncertainties that may impact our ability to execute on our objectives and strategies. Public health-related events, such as a pandemic, political instability, geopolitical conflicts, including the evolving events in the Middle East, acts of terrorism, fluctuations in currency values, and changes in global economic conditions, are examples of other events that could have a negative impact on the travel industry, and as a result, our financial results in the future.

The COVID-19 pandemic had a significant negative impact on the travel and hospitality industries, and consequently, adversely and materially affected our business, results of operations, liquidity and financial condition during the year ended December 31, 2021. In 2022, we generally experienced a travel demand recovery fueled by the continued easing of government restrictions globally and increasing consumer travel demand, however, during the first quarter of 2022, we experienced a negative impact from the Omicron variant across all segments which helped contribute to the year-over-year revenue growth rate during 2023. During 2023, we continued to experience strong consumer demand, particularly for our experiences offerings, across our Viator and Brand Tripadvisor segments. Asia-Pacific, which represents a small portion of our overall business, has been slower to recover due to longer and sustained travel restrictions as a result of the COVID-19 pandemic. However, starting in the first quarter of 2023, travel restrictions across Asia began to ease relative to 2022, contributing to increased year-over-year revenue growth within this region.

Prior to Google introducing changes to its SERP (search engine results page), we generated a significant amount of direct traffic from search engines, such as Google, through strong SEO (search engine optimization) performance across all segments. We believe our SEO traffic acquisition performance has been negatively impacted in the past, and may be impacted in the future, by metasearch and search engines (primarily Google) changing their search result placement and underlying algorithms, including to increase the prominence of their own products in search results across our business, most notably within our hotel meta offering within our Brand Tripadvisor segment.

In response to strong consumer demand for our experiences offerings across our Viator and Brand Tripadvisor segments, we continued to increase investment in performance marketing and brand spend during 2023 to drive awareness and grow market share in this large underpenetrated market. Over the long-term, we are focused on driving a greater percentage of our bookings from direct channels. We are doing this by continuing to focus on increasing our brand recognition and improving the user experience across products on our website and mobile app, providing high quality customer service, and offering leading customer choice for online bookable experiences supply.

The global experiences market is large, growing, and highly fragmented, with the vast majority of bookings still occurring through traditional offline sources. We are observing a secular shift, however, as this market continues to grow and accelerate the pace of online adoption. Likewise, the global restaurants category is also benefiting from increased online adoption by both consumers and restaurant partners, particularly in Europe. Given the competitive positioning of our businesses relative to the attractive growth prospects in these categories, we expect to continue to invest in these categories across the Tripadvisor group, and in particular, within the Viator and

TheFork segments, to continue accelerating revenue growth, operating scale, and market share gains for the long-term.

For information regarding our business strategy and business models, see the discussion set forth in Part I, Item 1. “Business,” of this Form 10-K under the captions “Our Business Strategy”, and “Our Business Models.”

Recent Developments

Restructuring and Related Reorganization Actions

During the third quarter of 2023, the Company approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. These actions taken by the Company resulted in reduced global headcount. Additional cost reduction measures taken included discretionary spend and real estate. As a result, the Company incurred estimated pre-tax restructuring and other related reorganization costs of $22 million during the year ended December 31, 2023, consisting primarily of employee severance and related benefits. Potential job position eliminations in each country remain subject to local law and consultation requirements, which have extended beyond 2023 in certain countries. Therefore, actual costs incurred may differ from estimated costs recorded as of December 31, 2023. As of December 31, 2023, the Company paid $9 million of these costs, and expect the majority of remaining unpaid costs as of December 31, 2023, to be disbursed during the first quarter of 2024. Refer to “Note 7: Accrued Expenses and Other Current Liabilities” and “Note 18: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information regarding restructuring and other related reorganization costs incurred for each reportable segment.

These cost reduction actions undertaken by the Company are anticipated to result in an estimated $35 million in annualized cost savings in the Brand Tripadvisor segment, which includes corporate general and administrative expenses, and in addition, we estimate $10 million in annualized cost savings in TheFork segment, primarily related to global workforce reduction measures. Although we expect the aforementioned, annualized cost savings in Brand Tripadvisor and TheFork during 2024, these cost reduction measures did not materially impact our actual expenses during 2023 due to the timing of when these actions occurred during the year.

Stock Buyback Program

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a new share repurchase program. This share repurchase program, which has a term of two years, does not obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended December 31, 2023, we repurchased 1,324,524 shares of our outstanding common stock at an average share price of $18.85 per share, exclusive of fees, commissions, and excise taxes, or $25 million in the aggregate.

In light of the recent disclosure by Liberty Tripadvisor Holdings, Inc. (“LTRIP”) of its intent to evaluate potential alternatives and the Company’s formation of a Special Committee to evaluate any proposals that may be brought forward, the Company has suspended its share repurchase program.

Income Taxes

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, the Company had received Notices of Proposed Adjustments (“NOPA”) in January 2017 and April 2019 from the IRS with respect to income tax returns for the years 2009, 2010 and 2011 filed by Expedia when Tripadvisor was part of Expedia Group Inc’s consolidated income tax return. This assessment was related to certain transfer pricing arrangements with its foreign subsidiaries, and we requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for those years. In January 2023, the Company received a final notice from the IRS regarding a MAP settlement for the 2009 through 2011 tax years, which the Company accepted in February 2023. During the second quarter of 2023, the Company made a U.S. federal tax payment of $113 million to Expedia related to this IRS audit settlement pursuant to the Tax Sharing Agreement with Expedia. During the third quarter of 2023, we received a competent authority refund of $49 million associated with this IRS audit settlement.

As previously disclosed, during August 2020 we received a NOPA issued by the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries. We have previously requested competent authority assistance under MAP for these tax years. In January 2024, we received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which we accepted in February 2024. We anticipate this MAP resolution will result in an estimated net operating cash outflow of $80 million to $130 million, net of anticipated competent authority relief and inclusive of related interest expense, expected during 2024, and an increase to our worldwide income tax expense in an estimated range of $30 million to $60 million in the first quarter of 2024.

Refer to “Note 10: Income Taxes” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K and the “Contingencies” discussion below for further information regarding potential material contingencies related to ongoing audits regarding income taxes.

Critical Accounting Estimates

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

A discussion of information about the nature and rationale for our critical accounting estimates is below:

Income Taxes

We record income taxes under the asset and liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted income tax rates expected to be in effect when we realize the underlying items of income and expense. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. As of December 31, 2023, we had a valuation allowance of approximately $106 million related to certain NOL carryforwards and other foreign deferred tax assets for which it is more likely than not, the tax benefit will not be realized. We classify deferred tax assets and liabilities as noncurrent on our consolidated balance sheet. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

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

Refer to “Note 10: Income Taxes” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K and the “Contingencies” discussion below for further information, including certain uncertainties, critical estimates, and potential contingencies related to ongoing audits regarding income taxes.

Certain Relationships and Related Party Transactions

For information on our related party transactions, refer to “Note 17: Related Party Transactions” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Consolidated Results of Operations

A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023.

Results of Operations

Selected Financial Data

(in millions, except percentages)

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenue	$1,788	$1,492	$902	20%	65%

Costs and expenses:
Cost of revenue	149	116	74	28%	57%
Selling and marketing	940	784	469	20%	67%
Technology and content	273	222	212	23%	5%
General and administrative	191	172	167	11%	3%
Depreciation and amortization	87	97	111	(10)%	(13)%
Restructuring and other related reorganization costs	22	—	—	n.m.	n.m.
Total costs and expenses:	1,662	1,391	1,033	19%	35%
Operating income (loss)	126	101	(131)	25%	n.m.
Other income (expense):
Interest expense	(44)	(44)	(45)	0%	(2)%
Interest income	47	15	1	213%	1,400%
Other income (expense), net	(4)	(5)	(10)	(20)%	(50)%
Total other income (expense), net	(1)	(34)	(54)	(97)%	(37)%
Income (loss) before income taxes	125	67	(185)	87%	n.m.
(Provision) benefit for income taxes	(115)	(47)	37	145%	n.m.
Net income (loss)	$10	$20	$(148)	(50)%	n.m.

Other financial data:
Adjusted EBITDA (1)	$334	$295	$100	13%	195%

n.m. = not meaningful
(1)
Consolidated Adjusted EBITDA is considered a non-GAAP measure as defined by the SEC. Please refer to the “Adjusted EBITDA” discussion below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenue by Segment:	(in millions)
Brand Tripadvisor (1)	$1,031	$966	$665	7%	45%
Viator	737	493	184	49%	168%
TheFork	154	126	85	22%	48%
Intersegment Eliminations (1)	(134)	(93)	(32)	44%	191%
Total revenue	$1,788	$1,492	$902	20%	65%
Adjusted EBITDA by Segment:
Brand Tripadvisor	$348	$345	$177	1%	95%
Viator	—	(11)	(31)	n.m.	(65)%
TheFork	(14)	(39)	(46)	(64)%	(15)%
Total Adjusted EBITDA	$334	$295	$100	13%	195%
Adjusted EBITDA Margin by Segment (2):
Brand Tripadvisor	34%	36%	27%
Viator	0%	(2%)	(17%)
TheFork	(9)%	(31)%	(54)%

n.m. = not meaningful

(1)
Brand Tripadvisor segment revenue figures are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. Refer to “Note 18: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a discussion of intersegment revenue for all periods presented.
(2)
“Adjusted EBITDA Margin by Segment” is defined as Adjusted EBITDA by segment divided by revenue by segment.

Brand Tripadvisor Segment (formerly Tripadvisor Core Segment)

Brand Tripadvisor revenue increased by $65 million during the year ended December 31, 2023 when compared to the same period in 2022, primarily due to an increase in Tripadvisor experiences revenue, and to a lesser extent, an increase in hotel B2B revenue, media and advertising revenue, and improved hotel meta revenue in the rest of world geographic markets, all of which were primarily driven by strong consumer demand, which was partially offset primarily by a decrease in our European hotel meta revenue during the last three quarters of 2023. In addition, this segment’s revenue was negatively impacted by the Omicron variant in the first quarter of 2022, which helped contribute to the year-over-year revenue growth rate during 2023.

Adjusted EBITDA in our Brand Tripadvisor segment increased $3 million during the year ended December 31, 2023 when compared to the same period in 2022, while adjusted EBITDA margin decreased by 2 percentage points during the year ended December 31, 2023 when compared to the same period in 2022. The increase in our Brand Tripadvisor segment revenue of $65 million, as noted above, substantially offset increases in personnel and overhead costs to support business growth, despite the impact of our cost reduction measures which did not materially impact our segment expenses during 2023, as discussed above. In addition, Brand Tripadvisor experienced an increase in direct selling and marketing expenses related to paid online traffic acquisition costs, direct revenue generation costs related to data center and other direct revenue related costs, and software licensing costs. The slight decline in adjusted EBITDA margin during the year ended December 31, 2023 when compared to the same period in 2022, was largely impacted due to increased cost of revenue and technology and content personnel and overhead costs as a percent of revenue.

The following is a detailed discussion of the revenue sources within our Brand Tripadvisor segment:

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Brand Tripadvisor:	(in millions, except percentages)
Tripadvisor-branded hotels	$659	$650	$451	1%	44%
% of Brand Tripadvisor revenue*	64%	67%	68%
Media and advertising	145	130	98	12%	33%
% of Brand Tripadvisor revenue*	14%	13%	15%
Tripadvisor experiences and dining (1)	176	134	70	31%	91%
% of Brand Tripadvisor revenue*	17%	14%	11%
Other	51	52	46	(2%)	13%
% of Brand Tripadvisor revenue*	5%	5%	7%
Total Brand Tripadvisor Revenue	$1,031	$966	$665	7%	45%

*Percentages may not total to 100% due to rounding

(1)
Tripadvisor experiences and dining revenue within the Brand Tripadvisor segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. Refer to “Note 18: Segment and Geographic Information” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a discussion of intersegment revenue for all periods presented.

Tripadvisor-branded Hotels Revenue

Tripadvisor-branded hotels revenue increased $9 million during the year ended December 31, 2023 when compared to the same period in 2022. This increase was primarily driven by improved hotel B2B revenue, as well as to a lesser extent, improved hotel meta revenue in the rest of world geographic markets, primarily driven by strong consumer travel demand when compared to the same period in 2022. In addition, our 2022 results were negatively impacted by the Omicron variant during the first quarter of 2022, which contributed to year-over-year growth. The

Company saw sustained pricing strength in both free and paid traffic channels, including, continued strength in hotel meta monetization in the U.S., where CPC rates remained robust when compared to 2022. This performance during 2023 was partially offset primarily by a decrease in our European hotel meta revenue during the last three quarters of 2023, as described above, as well as an increased competitive environment in paid online marketing channels and product decisions we have implemented to provide more qualified referrals to our partners, leading to a decrease in click volumes.

Media and Advertising Revenue

Media and advertising revenue consists of revenue from display-based advertising (or “media advertising”) across our platform and increased $15 million during the year ended December 31, 2023 when compared to the same period in 2022, primarily driven by an increase in marketing spend from advertisers, in correlation with growth in consumer travel demand.

Tripadvisor Experiences and Dining Revenue

Tripadvisor experiences and dining revenue, which includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, and are eliminated on a consolidated basis, in addition to revenue earned from Brand Tripadvisor’s restaurant offerings. Tripadvisor experiences and dining revenue increased $42 million during the year ended December 31, 2023 when compared to the same period in 2022, primarily driven by strong consumer demand for experiences, combined with enhancements to our websites and mobile apps.

Other Revenue

Other revenue, which includes alternative accommodation rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from our cruise, flights, and rental cars offerings on Tripadvisor websites and mobile apps, decreased by $1 million during the year ended December 31, 2023 when compared to the same period in 2022.

Viator Segment

Viator segment revenue increased by $244 million during the year ended December 31, 2023 when compared to the same period in 2022, primarily driven by strong consumer demand for experiences across all geographies, including growth in both bookings and pricing of experiences, as well as, enhancements to our websites and mobile apps. In addition, this segment’s revenue was negatively impacted by the Omicron variant in the first quarter of 2022, which helped contribute to the year-over-year revenue growth rate during 2023. Viator is also benefiting from a larger macro trend, or secular shift, as the large global market in which it operates continues to grow and migrate online from traditional offline sources.

Adjusted EBITDA loss in our Viator segment improved by $11 million during the year ended December 31, 2023 when compared to the same period in 2022, and adjusted EBITDA margin improved by 2 percentage points during the year ended December 31, 2023 when compared to the same period in 2022. The improvement in adjusted EBITDA was primarily due to an increase in revenue as noted above, partially offset by an increase in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and other marketing costs, including brand spend, in response to strong consumer demand for experiences and increased investment to grow market share, acquire new customers, and drive brand awareness, and to a lesser extent, an increase in revenue generation costs resulting from credit card payments and other revenue-related transaction costs in direct correlation with the increase in revenue. In addition, Viator segment revenue growth was partially offset by increases in personnel and overhead costs to support business growth related to strong consumer demand. The improvement in adjusted EBITDA margin during the year ended December 31, 2023 when compared to the same period in 2022, was primarily due to decreased selling and marketing costs and cost of revenue as a percent of revenue.

TheFork Segment

TheFork segment revenue increased by $28 million during the year ended December 31, 2023 when compared to the same period in 2022. This improvement was driven by increased consumer demand for dining, including increased bookings and pricing, during 2023 when compared to the same period in 2022, as well as the negative impact of the Omicron variant that occurred during the first quarter of 2022, which helped contribute to the year-over-year revenue growth rate during 2023. In addition, we estimate this segment's revenue growth rate was positively impacted by foreign currency fluctuations of approximately 3% during the year ended December 31, 2023 when compared to the same period in 2022.

Adjusted EBITDA loss in TheFork segment improved by $25 million during the year ended December 31, 2023 when compared to the same period in 2022, and adjusted EBITDA margin improved by 22 percentage points during the year ended December 31, 2023 when compared to the same period in 2022. The improvement in adjusted EBITDA was primarily due to an increase in revenue as noted above, and a decrease in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and television advertising costs. These improvements were partially offset by $11 million of non-income tax government assistance benefits related to COVID-19 relief received during the second quarter of 2022 recorded as a benefit to general and administrative expenses, which did not reoccur in 2023, and an increase in personnel and overhead costs to support business growth related to the travel demand recovery that began during 2022, despite the impact of our cost reduction measures which did not materially impact our segment expenses during 2023, as discussed above. The improvement in adjusted EBITDA margin during the year ended December 31, 2023 when compared to the same period in 2022, was primarily due to decreased selling and marketing costs as a percent of revenue, which more than offset the aforementioned $11 million of non-income tax government assistance benefits related to COVID-19 relief received during the second quarter of 2022.

Consolidated Expenses

Cost of Revenue

Cost of revenue consists of expenses that are directly related or closely correlated to revenue generation, including direct costs, such as credit card and other booking transaction payment fees, data center costs, ad serving fees, and other revenue generating costs. In addition, cost of revenue includes personnel and overhead expenses, including salaries, benefits, stock-based compensation and bonuses for certain customer support personnel who are directly involved in revenue generation.

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
Direct costs	$121	$89	$50	36%	78%
Personnel and overhead	28	27	24	4%	13%
Total cost of revenue	$149	$116	$74	28%	57%
% of revenue	8.3%	7.8%	8.2%

Cost of revenue increased $33 million during the year ended December 31, 2023 when compared to the same period in 2022, primarily due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs of $23 million in our Viator segment in direct correlation with the increase in revenue, as Viator serves as the merchant of record for the significant majority of its experience booking transactions, and to a lesser extent, increased direct revenue generation costs related to data center costs and other revenue-related transaction costs in our Brand Tripadvisor segment.

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

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
Direct costs	$727	$589	$294	23%	100%
Personnel and overhead	213	195	175	9%	11%
Total selling and marketing	$940	$784	$469	20%	67%
% of revenue	52.6%	52.5%	52.0%

Direct selling and marketing costs increased $138 million during the year ended December 31, 2023 when compared to the same period in 2022. In addition, direct selling and marketing costs as a percentage of total consolidated revenue was 41% during the year ended December 31, 2023, an increase from 39% when compared to the same period in 2022. This incremental expense was primarily driven by an increase of $137 million in paid online traffic acquisition costs, including SEM and other paid online traffic acquisition spend, and other marketing costs, including brand spend, the substantial majority of which was incurred within our Viator segment and to a lesser extent, our Brand Tripadvisor segment, in order to capture consumer demand, including increased investment within these segments in order to grow market share, slightly offset by a decrease in SEM and other paid online traffic acquisition spend in TheFork segment.

Personnel and overhead costs increased $18 million during the year ended December 31, 2023 when compared to the same period in 2022, primarily due to an increase in headcount and contingent staff to support business growth during the first half of 2023. The impact of our cost reduction measures, as discussed above, did not materially impact our personnel and overhead costs during 2023.

Technology and Content

Technology and content expenses consist primarily of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense, and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our platform. Other costs include licensing, maintenance, computer supplies, telecom, content translation and localization, and consulting costs.

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
Personnel and overhead	$238	$193	$188	23%	3%
Other	35	29	24	21%	21%
Total technology and content	$273	$222	$212	23%	5%
% of revenue	15.3%	14.9%	23.5%

Technology and content costs increased $51 million during the year ended December 31, 2023 when compared to the same period in 2022, primarily due to increased personnel and overhead costs resulting from additional headcount and contingent staff to support business growth, primarily in the Brand Tripadvisor and Viator segments. Other costs increased by $6 million during the year ended December 31, 2023, when compared to the same period in 2022, primarily due to increased software licensing costs in our Brand Tripadvisor segment.

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

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
Personnel and overhead	$129	$128	$132	1%	(3%)
Professional service fees and other	62	44	35	41%	26%
Total general and administrative	$191	$172	$167	11%	3%
% of revenue	10.7%	11.5%	18.5%

General and administrative costs increased $19 million during the year ended December 31, 2023 when compared to the same period in 2022. Personnel and overhead costs did not materially change during the year ended December 31, 2023 when compared to the same period in 2022. Professional service fees and other costs increased $18 million during the year ended December 31, 2023 when compared to the same period in 2022, primarily due to non-income tax related government assistance benefits related to COVID-19 relief of $11 million received by the Company during 2022 in TheFork segment, which did not reoccur in 2023, incremental digital service tax costs of $9 million for the year ended December 31, 2023, as well as, and to a lesser extent, a non-recurring cost of $3 million related to previously capitalized transaction costs during 2023. These increases were partially offset by an approximate $8 million loss incurred during the fourth quarter of 2022 as the result of a fraud scheme resulting in payments to an external party, as previously disclosed, which did not reoccur in 2023.

Depreciation and amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use (“ROU”) assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Year ended December 31,
	2023	2022	2021
	(in millions)
Depreciation	$78	$84	$91
Amortization of intangible assets	9	13	20
Total depreciation and amortization	$87	$97	$111
% of revenue	4.9%	6.5%	12.3%

Depreciation and amortization decreased $10 million during the year ended December 31, 2023 when compared to the same period in 2022, primarily due to the completion of amortization related to certain capitalized website development costs and intangible assets purchased in business acquisitions from previous years.

Restructuring and other related reorganization costs

Restructuring and other related reorganization costs consist primarily of employee severance and related benefits.

	Year ended December 31,
	2023	2022	2021
	(in millions)
Restructuring and other related reorganization costs	$22	$—	$—
% of revenue	1.2%	0.0%	0.0%

The Company incurred pre-tax restructuring and other related reorganization costs of $22 million during the year ended December 31, 2023, as discussed above. These costs consist primarily of employee severance and related benefits.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to the Credit Facility, the 2025 Senior Notes, the 2026 Senior Notes, as well as imputed interest on finance leases.

	Year ended December 31,
	2023	2022	2021
	(in millions)
Interest expense	$(44)	$(44)	$(45)

Interest expense did not change materially during the year ended December 31, 2023 when compared to the same period in 2022, as our capital structure did not change significantly. The significant majority of interest expense incurred during the years ended December 31, 2023, 2022, and 2021, was related to the 2025 Senior Notes. Refer to “Note 8: Debt” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Interest Income

Interest income primarily consists of interest earned from available on demand bank deposits, term deposits, money market funds, and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Year ended December 31,
	2023	2022	2021
	(in millions)
Interest income	$47	$15	$1

Interest income increased $32 million during the year ended December 31, 2023 when compared to the same period in 2022, primarily due to an increase in the average amount of cash invested and increased interest rates received on bank and term deposits, as well as an increase in interest earned on money market funds during 2023.

Other Income (Expense), Net

Other income (expense), net generally consists of net foreign exchange gains and losses, forward contract gains and losses, earnings/(losses) from equity method investments, gain/(loss) and impairments on non-marketable investments, gain/(loss) on sale/disposal of businesses, and other non-operating income (expenses).

	Year ended December 31,
	2023	2022	2021
	(in millions)
Other income (expense), net	$(4)	$(5)	$(10)

Other expense, net primarily consists of the net result of foreign exchange gains and losses incurred as a result of foreign currency movements. Refer to “Note 16: Other Income (Expense), Net” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.

(Provision) Benefit for Income Taxes

	Year ended December 31,
	2023	2022	2021
	(in millions)
(Provision) benefit for income taxes	$(115)	$(47)	$37
Effective tax rate	92.0%	70.1%	20.0%

Our effective tax rate differed from the U.S. federal statutory rate of 21% during the year ended December 31, 2023, primarily as a result of the IRS audit settlement, as described below, during the first quarter of 2023.

We recorded a total income tax provision of $115 million for the year ended December 31, 2023. The change in our income taxes and our effective tax rate during the year ended December 31, 2023, when compared to the same period in 2022, was primarily the result of an IRS audit settlement and related adjustment to our existing transfer pricing income tax reserves for subsequent tax years, totaling $55 million, which was recognized during the three months ended March 31, 2023. Refer to “Note 10: Income Taxes” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Net income (loss)

	Year ended December 31,
	2023	2022	2021
	(in millions)
Net income (loss)	$10	$20	$(148)
Net income (loss) margin	0.6%	1.3%	(16.4%)

Net income decreased $10 million during the year ended December 31, 2023 when compared to the same period in 2022. The decrease in net income was largely driven by increased direct selling and marketing costs in response to strong consumer travel demand and investment to grow market share in our experiences offerings, increased personnel and overhead costs to help support business growth and consumer demand, as well as an incremental income tax expense of $55 million recognized during the first quarter of 2023 as a result of an IRS audit settlement and related adjustment to our existing transfer pricing income tax reserves for subsequent tax years and to a lesser extent, restructuring and other related reorganization costs, primarily consisting of employee severance and related benefits, increased direct costs from credit card payment and other revenue-related transaction costs in direct correlation with the increase in experiences revenue during the year ended December 31, 2023, all of which are described in more detail above under “Consolidated Expenses”, largely offset by an increase in revenue, as described in more detail above under “Revenue and Segment Information.”

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income (Loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2023	2022	2021
	(in millions)
Net income (loss)	$10	$20	$(148)
Add: Provision (benefit) for income taxes	115	47	(37)
Add: Other expense (income), net	1	34	54
Add: Restructuring and other related reorganization costs	22	—	—
Add: Legal reserves and settlements	—	1	—
Add: Other non-recurring expenses (income) (1)(2)	3	8	—
Add: Stock-based compensation	96	88	120
Add: Depreciation and amortization	87	97	111
Adjusted EBITDA	$334	$295	$100
(1)
The Company expensed $3 million of previously capitalized transaction costs during 2023 to general and administrative expenses on our consolidated statement of operations. The Company considers such costs to be non-recurring in nature.
(2)
The Company incurred a loss of approximately $8 million during the fourth quarter of 2022, as the result of a targeted payment fraud scheme by an external party, as previously disclosed. The Company considers such costs to be non-recurring in nature. To the extent the Company recovers any losses in future periods related to this incident, the Company plans to reduce Adjusted EBITDA by the recovery amount in that same period.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under the Credit Facility. As of December 31, 2023 and 2022, we had approximately $1.1 billion and $1.0 billion, respectively, of cash and cash equivalents, and $496 million of available borrowing capacity under our Credit Facility as of December 31, 2023. As of December 31, 2023, approximately $247 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which approximately 50% was held in the U.K. As of December 31, 2023, the significant majority of our cash was denominated in U.S. dollars.

As of December 31, 2023, we had $483 million of cumulative undistributed earnings in foreign subsidiaries which were no longer considered to be indefinitely reinvested. As of December 31, 2023, we maintained a deferred income tax liability on our consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested. Refer to “Note 10: Income Taxes” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

As of December 31, 2023, we are party to a credit agreement, which, among other things, provides for a $500 million revolving credit facility (the “Credit Facility”) with a maturity date of June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more, then the maturity date will be such business day). As of December 31, 2023 and 2022, we had no outstanding borrowings under the Credit Facility. The Company may borrow from the Credit Facility in U.S dollars, Euros and Sterling. For information regarding interest rates on potential borrowings under the Credit Facility refer to “Note 8: Debt” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.25% to 0.40%, on the daily unused portion of the Credit Facility for each fiscal quarter and in connection with the issuance of letters of credit. As of December 31, 2023, our unused revolver capacity was subject to a commitment fee of 0.25%, given the Company’s total net leverage ratio. The Credit Facility, among other things, requires us to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control. As of December 31, 2023 and 2022, we were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the total net leverage ratio covenant in the future, based on our current projections, we do not believe there is a material risk that we will not remain in compliance throughout the next twelve months.

As of December 31, 2023, the Company had an aggregate outstanding principal amount of $845 million in long-term debt, as a result of the 2025 Senior Notes and 2026 Senior Notes, as discussed below.

In July 2020, the Company completed the sale of $500 million in 2025 Senior Notes. The 2025 Senior Notes provide, among other things, that interest, at an interest rate of 7.0% per annum, is payable on January 15 and July 15 of each year, until their maturity on July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of the Company, although unconditionally guaranteed on a joint and several basis by certain of the Company’s domestic subsidiaries. In March 2021, the Company completed the sale of $345 million of the 2026 Senior Notes. The 2026 Senior Notes provide, among other things, that interest, at an interest rate of 0.25% per annum, is payable on April 1 and October 1 of each year, until their maturity on April 1, 2026. The 2026 Senior Notes are senior unsecured obligations of the Company, although unconditionally guaranteed on a joint and several basis, by certain of the Company’s domestic subsidiaries.

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

For further information on the Credit Facility, 2025 Senior Notes, and 2026 Senior Notes, refer to “Note 8: Debt” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Significant uses of capital and other liquidity matters

On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under our existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million. During the three months ended June 30, 2023, we repurchased 4,724,729 shares of our outstanding common stock at an average price of $15.85 per share, exclusive of fees, commissions, and excise taxes, or $75 million in the aggregate, which completed this share repurchase program.

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a new share repurchase program. This share repurchase program, which has a term of two years, does not obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended December 31, 2023, we repurchased 1,324,524 shares of our outstanding common stock at an average price of $18.85 per share, exclusive of fees, commissions, and excise taxes, or $25 million, under our share repurchase program. As of December 31, 2023, we had $225 million remaining available to repurchase shares of our common stock under this share repurchase program.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows during the year related to working capital. As a result of our experience bookings, we generally receive cash from travelers at the time of booking or prior to the occurrence of an experience, and we record these amounts, net of commissions, on our consolidated balance sheet as deferred merchant payables. We pay the experience operator, or the supplier, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the experience operator and this operating cycle represents a source or use of cash to us. During the first half of the year, experiences bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as significant shifts in our business mix, adverse economic conditions, public health-related events, as well as other factors, that could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows. For example, our “Reserve Now, Pay Later” payment option, which allows our travelers the option to reserve certain experiences and defer payment until a date no later than two days before the experience date. Usage of this payment option may continue to increase, though it is still not used in a majority of bookings to date, and affect the timing of our future cash flows and working capital.

As discussed in “Note 10: Income Taxes” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K, we received a final notice regarding a MAP settlement with the IRS for the 2009 through 2011 tax years in January 2023, which the Company subsequently accepted in February 2023. During the three months ended June 30, 2023, we made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to the Tax Sharing Agreement with Expedia. During the three months ended September 30, 2023, we received a competent authority refund of $49 million, inclusive of interest income, related to the IRS audit settlement. We anticipate the federal tax benefits, net of remaining state tax payments due, associated with this IRS audit settlement will be substantially settled during 2024, resulting in an estimated net cash inflow of $5 million to $10 million.

Additionally, during August 2020 we received a NOPA issued by the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries. In January 2024, we received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which we accepted in February 2024. We anticipate this MAP resolution will result in an estimated net operating cash outflow of $80 million to $130 million, net of anticipated competent authority relief and inclusive of related interest expense, during 2024, and an increase to our worldwide income tax expense in an estimated range of $30 million to $60 million in the first quarter of 2024. These estimated ranges take into consideration competent authority relief, existing income tax reserves, transition tax regulations and estimated interest expense. This MAP resolution supersedes the NOPA previously received for 2014 through 2016 from the IRS, described above. We will review the impact of this resolution to our transfer pricing income tax reserves for the subsequent open tax years during the first quarter of 2024. Based on this new information received subsequent to year end, adjustments for open tax years subsequent to 2016 may also occur, which could be material and negatively impact our future operating cash flows.

In addition, we received an issue closure notice from HM Revenue & Customs (“HMRC”) relating to adjustments for the 2012 through 2016 tax years in January 2021. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. Although the ultimate timing for resolution of these matters is uncertain, any future payments required would negatively impact our operating cash flows.

The CARES Act, enacted in March 2020, made tax law changes to provide financial relief to companies as a result of the impact to businesses related to COVID-19. Key income tax provisions of the CARES Act include changes in NOL carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allowed the Company to carryback our U.S. federal NOLs incurred in 2020, generating an expected U.S. federal tax benefit of $76 million, of which $64 million was refunded during the year ended December 31, 2022 ($15 million of this refund is recorded in other long-term liabilities on our consolidated balance sheet as of December 31, 2023, reflecting future transition tax payments to be made by the Company related to the 2017 Tax Act). The remaining refund of $12 million is expected to be received during the year ending December 31, 2024.

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

Our cash flows from operating, investing and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Year ended December 31,
	2023	2022	2021
	(in millions)
Net cash provided by (used in):
Operating activities	$235	$400	$108
Investing activities	(63)	(52)	(54)
Financing activities	(127)	(27)	263

During the year ended December 31, 2023, our primary use of cash was used in operations, and from financing activities (including repurchases of our outstanding common stock at an aggregate cost of $100 million under our share repurchase programs at the time and payment of withholding taxes on net share settlements of our equity awards of $17 million) and investing activities (including capital expenditures of $63 million incurred during the year ended December 31, 2023). This use of cash was funded with cash and cash equivalents, and operating cash flows during the period.

Net cash provided by operating activities for the year ended December 31, 2023, decreased by $165 million when compared to the same period in 2022, primarily due to a decrease in working capital of $149 million, as well as, and to a lesser extent, a decrease in net income of $10 million. The decrease in working capital was largely driven by a U.S. federal tax payment of $113 million during the second quarter of 2023 related to the IRS audit settlement, discussed above, a $64 million U.S. federal tax refund related to the CARES Act received in 2022, which did not reoccur in 2023, and increased cash outflows from accounts payable due to timing of vendor payments. These changes were partially offset by the timing of and improvement in collection from customers, resulting in increased operating cash flows from accounts receivable during the period, and a competent authority refund received of $49 million during the third quarter of 2023 related to the IRS audit settlement, discussed above.

Net cash used in investing activities for the year ended December 31, 2023 increased by $11 million when compared to the same period in 2022, largely due to an increase in capital expenditures across the business.

Net cash used in financing activities for the year ended December 31, 2023 increased by $100 million when compared to the same period in 2022, primarily due to the repurchase of shares of our common stock during 2023.

The following table summarizes our current and long-term material cash requirements, both accrued and off-balance sheet, as of December 31, 2023:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
2025 Senior Notes (1)	$500	$—	$500	$—	$—
Expected interest payments on 2025 Senior Notes (2)	55	36	19	—	—
2026 Senior Notes (3)	345	—	345	—	—
Expected interest payments on 2026 Senior Notes (4)	2	1	1	—	—
Finance lease obligations (5)	66	9	18	20	19
Operating lease obligations (6)	16	10	5	1	—
Expected commitment fee payments on Credit Facility (7)	6	1	3	2	—
Purchase obligations and other (8)	42	21	20	1	—
Total (9)(10)	$1,032	$78	$911	$24	$19

(1)
Represents outstanding principal on our 2025 Senior Notes due July 2025 and assumes that our existing debt is repaid at maturity.
(2)
Expected interest payments on our 2025 Senior Notes are based on a fixed interest rate of 7.0%, as of December 31, 2023 and assumes that our existing debt is repaid at maturity.
(3)
Represents outstanding principal on our 2026 Senior Notes due April 2026 and assumes that our existing debt is repaid at maturity.
(4)
Expected interest payments on our 2026 Senior Notes are based on a fixed interest rate of 0.25%, as of December 31, 2023 and assumes that our existing debt is repaid at maturity.
(5)
Estimated future lease payments for our corporate headquarters in Needham, Massachusetts. These amounts exclude expected rental income under non-cancelable subleases.
(6)
Estimated future lease payments for our operating leases, primarily for office space, with non-cancelable lease terms. These amounts exclude expected rental income under non-cancelable subleases.
(7)
Expected commitment fee payments are based on the daily unused portion of the Credit Facility, issued letters of credit, and the effective commitment fee rate as of December 31, 2023; however, these variables could change significantly in the future.
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
(9)
Excluded from the table was $153 million of unrecognized tax benefits, including interest, which is included in other long-term liabilities on our consolidated balance sheet as of December 31, 2023, for which we cannot make a reasonably reliable estimate of the amount and period of payment.
(10)
Excluded from the table was $4 million of undrawn standby letters of credit, primarily as security deposits for certain property leases as of December 31, 2023.

As of December 31, 2023, other than the items discussed above, we did not have any off-balance sheet arrangements, that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Office Lease Commitments

As of December 31, 2023, we leased approximately 280,000 square feet of office space for our corporate headquarters in Needham, Massachusetts, which has an expiration date of December 2030 and an option to extend the lease term for two consecutive terms of five years each. We account for this lease as a finance lease as of December 31, 2023.

In addition to our corporate headquarters lease, we have contractual obligations in the form of operating leases for office space, in which we lease an aggregate of approximately 340,000 square feet, at nearly 30 other locations across North America, Europe and Asia Pacific, in cities such as New York, London, Sydney, Barcelona and Paris, primarily used for sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in October 2034.

Contingencies

In the ordinary course of business, we are party to legal, regulatory and administrative matters, including threats thereof, arising out of or in connection with our operations. These matters may involve claims involving patent and other intellectual property rights (including privacy, alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer matters and data privacy), defamation and reputational claims. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material, we record the estimated loss in our consolidated statements of operations. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business, except for certain known income tax matters discussed below. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

We are currently under examination by the IRS for the 2014 through 2016 and 2018 tax years, and have various ongoing audits for foreign and state income tax returns. These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2014. As of December 31, 2023, no material assessments have resulted, except as noted below regarding our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HMRC audit.

During August 2020, we received a NOPA from the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments pertain to certain transfer pricing arrangements with our foreign subsidiaries. We disagree with the proposed adjustments, and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. In addition to the risk of additional tax for the years discussed above, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we may be subject to significant additional tax liabilities. We have previously requested competent authority assistance under MAP for the tax years of 2014 through 2016. We have reviewed our transfer pricing reserves as of December 31, 2023, based on the facts and circumstances that existed as of the reporting date, and consider them to be the Company’s best estimate as of December 31, 2023. In January 2024, we received notification regarding a MAP resolution agreement for the 2014 through 2016 tax years, which we accepted in February 2024. We anticipate this will result in an increase to our worldwide income tax expense in an estimated range of $30 million to $60 million in the first quarter of 2024. This estimated range takes into consideration competent authority relief, existing income tax reserves, transition tax regulations and estimated interest expense. This MAP resolution supersedes the NOPA for 2014 through 2016 previously received from the IRS, described above. We will review the impact of this resolution to our transfer pricing income tax reserves for the subsequent open tax years during the first quarter of 2024. Based on this new information received subsequent to year end, adjustments for the open tax years subsequent to 2016 may also occur, which could be material.

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

Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been developing its “two pillar” project to address the tax challenges arising from digitalization. The OECD project, if broadly implemented by participating countries, will result in significant changes to the international taxation system under which our current tax obligations are determined. Pillar Two of the project calls for a minimum tax rate on corporations of 15% and has begun to be implemented by a significant number of countries starting in 2024. The OECD and implementing countries are expected to continue to offer further guidance to the rules, however, the impact of Pillar Two is not expected to be material at this time. The Company will continue to monitor developments to determine any potential impact of Pillar Two in the countries in which we operate.

Pillar One, which would reallocate profits from the largest and most profitable businesses to countries where the customers of those businesses are located, remains under discussion at the OECD, and its implementation remains uncertain. If implemented, Pillar One would potentially result in the removal of unilateral digital services tax initiatives, such as those enacted in France, Italy, Spain, and the U.K. In July 2023, more than 138 countries and jurisdictions agreed to refrain from imposing newly enacted digital service tax initiatives or similar measures before December 31, 2024, provided the Pillar One negotiations have made sufficient progress by the end of 2023. In December 2023, the OECD Inclusive Framework reaffirmed their commitment to achieve a consensus-based solution and to complete the multilateral agreement by June 2024, thereby extending the standstill on new digital service tax initiatives. Furthermore, certain U.S. states, such as Maryland, have deployed comparable digital services tax initiatives. We will continue to monitor these developments to determine the financial impact to the Company. During the years ended December 31, 2023, 2022 and 2021, we recorded $18 million, $9 million and $1 million, respectively, of digital service tax to general and administrative expense on our consolidated statement of operations.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our consolidated balance sheet, which was not material as of December 31, 2023. As of December 31, 2023, $483 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

Refer to “Note 10: Income Taxes” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on potential tax contingencies, including current audits by the IRS and various other domestic and foreign tax authorities, and other income tax and non-income tax matters.

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

Changes in interest rates affect the amount of interest earned on our cash, cash equivalents, and marketable securities, if any, and the fair value of those securities. Our interest income and expense are most sensitive to fluctuations in U.S. interest rates. We generally invest our excess cash in available on demand bank deposits and term deposits at major global financial institutions, money market funds, and marketable securities. Our investment policy and strategy is focused on capital preservation and supporting our liquidity requirements. We invest in highly-rated securities, and our investment policy limits the amount of credit exposure to any one issuer. Our investment policy requires our investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

As of December 31, 2023 and 2022, respectively, we had no outstanding marketable securities in our investment portfolio, and no outstanding borrowings under our Credit Facility. In July 2020, we issued 2025 Senior Notes with a principal balance of $500 million at a fixed rate of 7.0% and in March 2021, we issued 2026 Senior Notes with a principal balance of $345 million at a fixed rate of 0.25%. As of December 31, 2023, the fair value of our 2025 Senior Notes and 2026 Senior Notes were approximately $502 million and $304 million, respectively, based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source. Since our 2025 Senior Notes and 2026 Senior Notes bear interest at a fixed rate, we are more sensitive to the capital market conditions of our shares than changes in interest rates. The fair value of the 2025 Senior Notes and 2026 Senior Notes will likely change based on the capital market conditions.

Refer to “Note 3: Financial Instruments and Fair Value Measurements” and “Note 8: Debt” in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on our cash and cash equivalents, investments and other financial instruments, 2026 Senior Notes, 2025 Senior Notes and our Credit Facility.

We currently do not hedge our interest rate risk; however, we are continually evaluating the interest rate market, and if we become increasingly exposed to potentially volatile movements in interest rates, and if these movements are material, this could cause us to adjust our financing strategy. We did not experience material changes in interest rate exposures or any material financial impact from adverse changes in interest rates for the years ended December 31, 2023, 2022 or 2021.

Foreign Currency Exchange Rates

We conduct business in certain international markets, largely in the Europe, including the U.K., and also in countries such as Singapore and Australia. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign currency exchange rates.

Some of our subsidiaries maintain their accounting records in their respective local currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates may impact the translation of those subsidiary’s financial statements into U.S. dollars. As a result, we face exposure to adverse movements in foreign currency exchange rates as the financial results of our non-U.S. dollar operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. If the U.S. dollar weakens against the functional currency, the translation of these foreign currency denominated balances will result in increased net assets, revenue, operating expenses, operating income and net income upon consolidation. Similarly, our net assets, revenue, operating expenses, operating income and net income will decrease upon consolidation if the U.S. dollar strengthens against the functional currency. The effect of foreign currency exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. In order to provide a meaningful assessment of the foreign currency exchange rate risk associated with our consolidated financial statements, we performed a sensitivity analysis. A hypothetical 10% decrease of the foreign currency exchange rates in our significant international markets relative to the U.S. dollar, or strengthening of the U.S. dollar, would generate an estimated unrealized loss of approximately $34 million related to a decrease in our net assets as of December 31, 2023, which would initially be recorded to accumulated other comprehensive income (loss) on our consolidated balance sheet.

In addition, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in transactional gains and losses. We recognize these transactional gains and losses (primarily Euro and British pound currency transactions) in our consolidated statement of operations and have recorded net foreign currency exchange losses of $5 million, $9 million and $6 million for the years ended December 31, 2023, 2022 and 2021, respectively, in “other income (expense), net” on our consolidated statements of operations. Future transactional gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar and other functional currencies, and the relative composition and denomination of monetary assets and liabilities each period.

We manage our exposure to foreign currency risk through internally established policies and procedures. To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies, as well as, using derivative financial instruments. We use foreign currency forward exchange contracts (“forward contracts”) to manage certain short-term foreign currency risk to attempt to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. Our objective is to hedge only those foreign currency exposures that can be confidently identified and quantified and that may result in significant impacts to our cash or the consolidated statement of operations. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures.

The forward contracts which we have entered into to date, have principally addressed foreign currency exchange fluctuation risk between the Euro and the U.S. dollar. We account for these forward contacts, which have not been designated as hedges under GAAP to date, as either assets or liabilities and carry them at fair value. We had outstanding forward contracts as of December 31, 2023 and 2022, with a total notional value of $9 million and $18 million, respectively. These forward contracts were not designated as hedges and had maturities of less than 90 days. We recognize gains and losses from forward contracts in other income (expense), net on our consolidated statement of operations upon settlement or a change in fair value, which was not material for the year ended December 31, 2023. We recorded a net gain of $4 million and $2 million for the years ended December 31, 2022 and 2021, respectively, related to our forward contracts. Refer to “Note 3: Financial Instruments and Fair Value Measurements” in the notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further detail on our derivative instruments.

Our exposure to potentially volatile movements in foreign currency exchange rates will increase as we increase our operations in international markets. Foreign currency exchange rate movement is linked to variability in the macroeconomic environment such as inflation and interest rates, governmental actions, and geopolitical events such as regional conflicts. We regularly monitor the macroeconomic environment, which has seen some volatility from the conflict between Russia and Ukraine, sanctions and increased cyberattacks, and, more recently, the conflict in the Middle East. Developments in the macroeconomic environment could cause us to adjust our foreign currency risk strategies. Continued uncertainty regarding our international operations and U.K. and E.U. relations may result in future currency exchange rate volatility which may impact our business and results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Tripadvisor, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tripadvisor, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of unrecognized tax benefits related to transfer pricing

As discussed in Notes 2 and 10 to the consolidated financial statements, during the year ended December 31, 2023, the Company recorded additional income tax expense and transfer pricing income tax reserves, inclusive of estimated interest, of $24 million for open tax periods based on a review of the impact of a settlement for certain transfer pricing arrangements between its U.S. subsidiaries and foreign subsidiaries for the 2009 through 2011 tax years. The Company records a liability to address uncertain tax positions taken in previously filed tax returns or that the Company expects to take in a future tax return. The determination to record a liability is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that the tax position, based on technical merits, will be sustained upon examination.

We identified the evaluation of certain inputs to the estimate of unrecognized tax benefits related to transfer pricing as a critical audit matter. Complex auditor judgment, including specialized skills and knowledge, was required in assessing estimated unrecognized tax benefits related to transfer pricing based on interpretation of tax laws and regulations and settlements.

The following are the primary procedures we performed to address this critical audit matter:

•
We evaluated the design and tested the operating effectiveness of an internal control over the Company's process for estimating unrecognized tax benefits related to transfer pricing, including a control related to certain inputs to the estimate.
•
We involved tax professionals with specialized skills and knowledge, who assisted in analyzing certain inputs to the Company’s determination of unrecognized tax benefits related to transfer pricing based on interpretation of tax laws and regulations and settlements.

Sufficiency of audit evidence over revenue

As discussed in Notes 2 and 18 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company had $1,788 million in revenue, net of intersegment revenue of $134 million, for the year ended December 31, 2023, of which $1,031 million was Brand Tripadvisor related, $737 million was Viator related and $154 million was TheFork related. Each of these categories of revenue has multiple revenue streams and the Company's processes and information technology (IT) systems differ between each revenue stream.

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

•
We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to accurate recording of amounts.
•
For certain revenue streams, we assessed the recorded revenue by selecting a sample of transactions and compared the amounts recognized for consistency with underlying documentation, including evidence of contracts with customers.
•
For certain revenue streams, we assessed the recorded revenue by comparing the total cash received during the year to the revenue recognized, including evaluating the relevance and reliability of the inputs to the assessment.

We involved IT professionals with specialized skills and knowledge, who assisted in:

•
Testing certain IT applications used by the Company in its revenue recognition processes.

•
Testing the transfer of relevant revenue data between certain systems used in the revenue recognition processes.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Boston, Massachusetts

February 16, 2024

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year ended December 31,
	2023	2022	2021
Revenue (Note 2, Note 18)	$1,788	$1,492	$902

Costs and expenses:
Cost of revenue (1) (exclusive of depreciation and amortization as shown separately below)	149	116	74
Selling and marketing (1)	940	784	469
Technology and content (1)	273	222	212
General and administrative (1)	191	172	167
Depreciation and amortization	87	97	111
Restructuring and other related reorganization costs (Note 7)	22	—	—
Total costs and expenses	1,662	1,391	1,033
Operating income (loss)	126	101	(131)
Other income (expense):
Interest expense	(44)	(44)	(45)
Interest income	47	15	1
Other income (expense), net (Note 16)	(4)	(5)	(10)
Total other income (expense), net	(1)	(34)	(54)
Income (loss) before income taxes	125	67	(185)
(Provision) benefit for income taxes (Note 10)	(115)	(47)	37
Net income (loss)	$10	$20	$(148)

Earnings (loss) per share attributable to common stockholders (Note 15):
Basic	$0.07	$0.14	$(1.08)
Diluted	$0.08	$0.14	$(1.08)

Numerator used to compute net income (loss) per share attributable to common stockholders (Note 15):
Basic	$10	$20	$(148)
Diluted	$11	$21	$(148)

Weighted average common shares outstanding (Note 15):
Basic	139	140	137
Diluted	145	146	137

(1) Includes stock-based compensation expense as follows (Note 13):
Cost of revenue	$1	$1	$1
Selling and marketing	$16	$12	$16
Technology and content	$40	$36	$46
General and administrative	$39	$39	$57

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year ended December 31,
	2023	2022	2021
Net income (loss)	$10	$20	$(148)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	11	(27)	(24)
Reclassification adjustments included in net income (loss), net of tax	—	1	2
Total other comprehensive income (loss), net of tax	11	(26)	(22)
Comprehensive income (loss)	$21	$(6)	$(170)
(1)
Deferred income tax liabilities related to these amounts are not material. Refer to “Note 10: Income Taxes” for further information.

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$1,067	$1,021
Accounts receivable, net (allowance for expected credit losses of $21 and $28, respectively) (Note 2, Note 3)	192	205
Prepaid expenses and other current assets	38	44
Total current assets	1,297	1,270
Property and equipment, net (Note 4, Note 5)	191	194
Operating lease right-of-use assets (Note 5)	15	27
Intangible assets, net (Note 6)	43	51
Goodwill (Note 6)	829	822
Non-marketable investments (Note 3)	32	34
Deferred income taxes, net (Note 10)	86	78
Other long-term assets, net of allowance for credit losses of $10 and $10, respectively	44	93
TOTAL ASSETS	$2,537	$2,569
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28	$39
Deferred merchant payables (Note 2)	237	203
Deferred revenue (Note 2)	49	44
Accrued expenses and other current liabilities (Note 7)	258	247
Total current liabilities	572	533
Long-term debt (Note 8)	839	836
Finance lease obligation, net of current portion (Note 5)	51	58
Operating lease liabilities, net of current portion (Note 5)	6	15
Deferred income taxes, net (Note 10)	1	1
Other long-term liabilities (Note 9)	197	265
Total Liabilities	1,666	1,708
Commitments and contingencies (Note 11)
Stockholders’ equity: (Note 14)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0, respectively
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 149,775,361 and 146,891,538, respectively
Shares outstanding: 124,881,494 and 128,046,924, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,493	1,404
Retained earnings	271	261
Accumulated other comprehensive income (loss)	(71)	(82)
Treasury stock-common stock, at cost, 24,893,867 and 18,844,614 shares, respectively	(822)	(722)
Total Stockholders’ Equity	871	861
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,537	$2,569

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

							Accumulated
			Class B		Additional		other
	Common stock		common stock		paid-in	Retained	comprehensive	Treasury stock
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2020	140,775,221	$—	12,799,999	$—	$1,253	$389	$(34)	(18,844,614)	$(722)	$886
Net income (loss)						(148)				(148)
Other comprehensive income (loss), net of tax							(22)			(22)
Issuance of common stock related to exercise of options and vesting of RSUs	3,881,428	—			8					8
Purchase of capped calls, net of tax of $9 million (Note 8)					(26)					(26)
Withholding taxes on net share settlements of equity awards					(44)					(44)
Stock-based compensation (Note 13)					135					135
Balance as of December 31, 2021	144,656,649	$—	12,799,999	$—	$1,326	$241	$(56)	(18,844,614)	$(722)	$789
Net income (loss)						20				20
Other comprehensive income (loss), net of tax							(26)			(26)
Issuance of common stock related to exercise of options and vesting of RSUs	2,234,889	—			—					—
Withholding taxes on net share settlements of equity awards					(20)					(20)
Stock-based compensation (Note 13)					98					98
Balance as of December 31, 2022	146,891,538	$—	12,799,999	$—	$1,404	$261	$(82)	(18,844,614)	$(722)	$861
Net income (loss)						10				10
Other comprehensive income (loss), net of tax							11			11
Issuance of common stock related to vesting of RSUs	2,883,823	—			—					—
Repurchase of common stock (Note 14)								(6,049,253)	(100)	(100)
Withholding taxes on net share settlements of equity awards					(17)					(17)
Stock-based compensation (Note 13)					106					106
Balance as of December 31, 2023	149,775,361	$—	12,799,999	$—	$1,493	$271	$(71)	(24,893,867)	$(822)	$871

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2023	2022	2021
Operating activities:
Net income (loss)	$10	$20	$(148)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	87	97	111
Stock-based compensation expense (Note 13)	96	88	120
Deferred income tax expense (benefit) (Note 10)	(25)	(19)	(44)
Provision for expected credit losses (Note 2)	6	6	3
Other, net	9	7	19
Changes in operating assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	6	(87)	(73)
Accounts payable, accrued expenses and other liabilities	11	72	30
Deferred merchant payables	32	99	81
Income tax receivables/payables, net	(1)	107	1
Deferred revenue	4	10	8
Net cash provided by (used in) operating activities	235	400	108

Investing activities:
Capital expenditures, including capitalized website development	(63)	(56)	(54)
Other investing activities, net	—	4	—
Net cash provided by (used in) investing activities	(63)	(52)	(54)
Financing activities:
Repurchase of common stock (Note 14)	(100)	—	—
Proceeds from issuance of 2026 Senior Notes, net of financing costs (Note 8)	—	—	340
Purchase of capped calls in connection with 2026 Senior Notes (Note 8)	—	—	(35)
Payment of financing costs related to Credit Facility (Note 8)	(3)	—	—
Proceeds from exercise of stock options (Note 13)	—	—	8
Payment of withholding taxes on net share settlements of equity awards	(17)	(20)	(44)
Payments of finance lease obligation and other financing activities, net (Note 5)	(7)	(7)	(6)
Net cash provided by (used in) financing activities	(127)	(27)	263
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(23)	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	46	298	305
Cash, cash equivalents and restricted cash at beginning of period	1,021	723	418
Cash, cash equivalents and restricted cash at end of period	$1,067	$1,021	$723
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes, net of refunds	$140	$(40)	$5
Cash paid during the period for interest	$39	$40	$43
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation capitalized website development costs (Note 13)	$10	$10	$13

The accompanying notes are an integral part of these consolidated financial statements.

TRIPADVISOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BUSINESS DESCRIPTION

We refer to Tripadvisor, Inc. and our wholly-owned subsidiaries as “Tripadvisor,” “Tripadvisor group,” “the Company,” “us,” “we” and “our” in these notes to the consolidated financial statements. The Company renamed our Tripadvisor Core segment to “Brand Tripadvisor”, and its “Tripadvisor-branded display and platform” revenue stream within the Brand Tripadvisor segment, as “Media and advertising” revenue. These nomenclature changes had no impact on the composition of our segments, revenue streams, or on any current or historic financial information.

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

As a result of these transactions, and as of December 31, 2023, LTRIP beneficially owned approximately 16.4 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute approximately 13% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own approximately 21% of the outstanding common stock. However, because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 57% of our voting power.

Description of Business

The Tripadvisor group operates as a family of brands with a purpose of connecting people to experiences worth sharing. Our vision is to be the world’s most trusted source for travel and experiences. The Company operates across three reportable segments: Brand Tripadvisor (formerly Tripadvisor Core), Viator, and TheFork. We leverage our brands, technology platforms, and capabilities to connect our large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

Brand Tripadvisor’s purpose is to empower everyone to be a better traveler by serving as the world’s most trusted and essential travel guidance platform. The Tripadvisor brand offers travelers and experience seekers an online global platform for travelers to discover, generate, and share authentic user-generated content (“UGC”) in the form of ratings and reviews for destinations, points-of-interest (“POIs”), experiences, accommodations, restaurants, and cruises in over 40 countries and in more than 20 languages across the world. Tripadvisor offers more than 1 billion user-generated ratings and reviews on over 8 million experiences, accommodations, restaurants, airlines, and cruises.

Viator enables travelers to discover and book iconic, unique and memorable experiences from experience operators around the globe. Our online marketplace is comprehensive, connecting travelers to bookable tours, activities and attractions—consisting of over 350,000 experiences from more than 55,000 operators.

TheFork provides an online marketplace that enables diners to discover and book online reservations at approximately 55,000 restaurants in 11 countries, across the U.K., western and central Europe.

Risks and Uncertainties

Our business was negatively impacted by the risks and uncertainties related to the COVID-19 pandemic and our business would be adversely and materially affected upon a resurgence of COVID-19 or the emergence of any new pandemic or other health crisis that results in reinstated travel bans and/or other government restrictions and mandates. Following the lifting of restrictions in connection with the COVID-19 pandemic, travel demand increased. In addition, the U.S. and other countries saw significant increased inflation and decreases in discretionary spending patterns by consumers. If macroeconomic conditions deteriorate, consumer demand and spending may decline, we may not be able to pass on increased costs to our customers and our inability or failure to navigate the macroeconomic environment could harm our business, results of operations and financial condition.

Additionally, natural disasters, public health-related events, political instability, geopolitical conflicts, including the evolving events in the Middle East, acts of terrorism, fluctuations in currency values, and changes in global economic conditions, are examples of other events that could have a negative impact on the travel industry, and as a result, our financial results in the future.

Seasonality

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as significant shifts in our business mix, adverse economic conditions, public health-related events, as well as other factors.

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

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements are within accounting for income taxes. Refer to our accounting policy for income taxes disclosed below and “Note 10: Income Taxes” for information regarding our significant income tax estimates.

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

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We have provided qualitative information about our performance obligations for our principal revenue streams discussed below. There was no significant revenue recognized in the years ended December 31, 2023, 2022 and 2021 related to performance obligations satisfied in prior periods, respectively. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. The Company expects to complete its performance obligations within one year from the initial transaction date. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved. Our timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. Our customer invoices are generally due 30 days from the time of invoicing.

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. Although the substantial majority of our contract costs have an amortization period of less than one year, we have determined contract costs arising from certain sales incentives have an amortization period in excess of one year given the high likelihood of contract renewal. Sales incentives are not paid upon renewal of these contracts and therefore are not commensurate with the initial sales incentive costs. As of December 31, 2023 and 2022, there was $3 million and $4 million, respectively, of unamortized contract costs in other long-term assets on our consolidated balance sheet. We amortize these contract costs on a straight-line basis over the estimated customer life, which is based on historical customer retention rates. Amortization expense recorded to selling and marketing expense on our consolidated statements of operations during each of the years ended December 31, 2023, 2022 and 2021, was $1 million. We assess such asset for impairment when events or circumstances indicate that the carrying amount may not be recoverable. No impairments were recognized during the years ended December 31, 2023, 2022 and 2021.

The recognition of revenue may require the application of judgment related to the determination of the performance obligations and the timing of when the performance obligations are satisfied. The determination of our performance obligations does not require significant judgment given that we generally do not provide multiple services to a customer in a transaction, and the point in which control is transferred to the customer is readily determinable. In instances where we recognize revenue over time, we generally have either a subscription service that is recognized over time on a straight-line basis using the time-elapsed output method, or based on other output measures that provide a faithful depiction of the transfer of our services. When an estimate for cancellations is included in the transaction price, we base our estimate on historical cancellation rates and current trends. Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue–producing transaction, that are collected by us from a customer, are reported on a net basis, or in other words excluded from revenue on our consolidated financial statements.

Practical Expedients and Exemptions

•
We expense costs to obtain a contract as incurred, such as sales incentives, when the amortization period would have been one year or less.
•
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The application of our revenue recognition policies and description of our principal activities, organized by reportable segment from which we generate our revenue, are presented below.

Brand Tripadvisor Segment (formerly Tripadvisor Core Segment)

Tripadvisor-branded Hotels Revenue. Our largest source of Brand Tripadvisor segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which we refer to as our hotel meta (also referred to as hotel auction) revenue, which is primarily comprised of contextually-relevant booking links to our travel partners’ websites. Our click-based travel partners are predominantly online travel agencies, or OTAs, and hotels. Click-based advertising is generally priced on a cost-per-click, or “CPC” basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, where the travel partner bids for rates and availability to be listed on our platform. When a CPC bid is submitted, the travel partner agrees to pay us the bid amount each time a traveler clicks on the link to that travel partner’s website. Bids can be submitted periodically – as often as daily – on a property-by-property basis. We record click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner’s website as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our travel partners monthly, consistent with the timing of the service. We also generate revenue from our cost-per-acquisition, or “CPA” model, which consists of contextually-relevant booking links to our travel partners’ websites which are advertised on our platform. We earn a commission from our travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partner's website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers and we act as an agent under GAAP. Our performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as we have no post-booking service obligations. We recognize this revenue net of an estimate of the impact of cancellations, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable upon the completion of a traveler's stay. CPA revenue is generally billed to our travel partners two months after traveler stays are completed.

In addition, we offer business-to-business, or “B2B,” solutions to hotels, including subscription-based advertising to hotels, owners of B&Bs, and other specialty lodging properties. Our performance obligation is generally to enable subscribers to advertise their businesses on our platform, as well as to manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period. Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue initially on our consolidated balance sheet for the amount of prepayment in excess of revenue recognized, until the performance obligation is satisfied. To a lesser extent, we offer travel partners the opportunity to advertise and promote their business through hotel sponsored placements on our platform. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that our travel partners pay are generally based on bids submitted as part of an auction by our travel partners or a pre-determined contractual CPC rate. The travel partner agrees to pay us the CPC rate amount each time a traveler clicks on a link to the travel partner’s website. We record this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as our performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to our travel partners monthly, consistent with the timing of the service.

Media and Advertising Revenue. We offer travel partners the ability to promote their brands through display-based advertising, or sometimes referred to as “media advertising”, placements across our platform. Our display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. We also sell display-based advertising to OTAs and other travel related businesses, as well as to advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions, or “CPM,” basis. The performance obligation in our display-based advertising arrangements is to display a number of advertising impressions on our platform and we recognize revenue for impressions as they are delivered. Services are generally billed monthly. We have applied the practical expedient to measure progress toward completion, as we have the right to invoice the customer in an amount that directly corresponds with the value to the customer of our performance to date, which is measured based on impressions delivered.

Tripadvisor Experiences and Dining Revenue. We generate revenue from our experiences and restaurant offerings on Tripadvisor-branded websites and mobile apps. Tripadvisor receives intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings, on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis. The performance obligations, timing of customer payments for our experiences and dining transactions, and methods of revenue recognition are consistent with the Viator and TheFork segments, as described below. In addition, Tripadvisor restaurant offerings, or B2B restaurant offerings, generate subscription fees for subscription-based advertising to our restaurant partners that allow restaurants to manage and promote their website URL, email address, phone number, special offers and other information related to their business, as well as access to certain online reservation management services, marketing analytic tools, and menu syndication services. As the performance obligation is to provide restaurants with access to these services over a subscription period, the subscription fee revenue is recognized over the subscription period on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription-based advertising services are generally billed at the inception of the service. When prepayments are received, we recognize deferred revenue initially on our consolidated balance sheet for the amount of prepayment in excess of revenue recognized, until the performance obligation is satisfied. In addition, we offer restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on our platform. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of clicks by consumers on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for media advertising placements agreed to by our restaurant partners are based on a pre-determined contractual rate. We record this click-based advertising revenue as the click occurs and diner leads are sent to the restaurant partner as our performance obligation is fulfilled at that time. Click-based revenue is generally billed to our restaurant partners monthly, consistent with the timing of the service.

Other Revenue. We also offer travelers alternative accommodation rentals, cruises, flights, and rental cars solutions on our platforms which complement our end-to-end travel experience. Our alternative accommodation rentals offering provides information and services that allow travelers to research and book vacation and short-term rental properties, including full homes, condominiums, villas, beach properties, cabins and cottages. Our alternative accommodation rentals offering primarily generates revenue by offering individual property owners and managers the ability to list their properties on our platform thereby connecting with travelers through a free-to-list, commission-based option. These properties are listed on our Tripadvisor-branded websites and mobile apps, and Tripadvisor's portfolio of travel media brands, including, www.flipkey.com, www.holidaylettings.co.uk, and www.niumba.com. We earn commissions associated with rental transactions through our free-to-list model from both the traveler and the property owner or manager. We provide post-booking services to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. Under GAAP, we act as an agent in the transactions, as we do not control any properties before the property owner provides the accommodation to the traveler and do not have inventory risk. We generally collect payment from the traveler at the time of booking, representing the amount due to the property owner or manager, as well as our commission. That portion of the payment representing our commission is recorded as deferred revenue on our consolidated balance sheet until revenue is recognized, and that portion of the payment representing the amount due to the property owner is recorded as a deferred merchant payable on our consolidated balance sheet until payment is made to the property owner after the completion of the rental.

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

Viator Segment

We provide an online marketplace that allows travelers to research and book tours, activities and attractions in popular travel destinations across the globe through our Viator-branded platform, which includes website, mobile web, and mobile app. Through Viator, we also power traveler bookings of tours, activities and attractions on behalf of third-party distribution partner websites, including the Tripadvisor platform as well as many of the world’s major OTA’s, airlines, hotels, online and offline travel agencies, and other prominent content and eCommerce brands.

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

We collect payment from the customer prior to the experience occurring, which includes both our commission and the amount due to the operator. We record our commissions as deferred revenue on our consolidated balance sheet when payment is received, including amounts which are refundable subject to cancellation, until the experience occurs and revenue is recognized. The amount due to the operator is recorded as a deferred merchant payable on our consolidated balance sheet until completion of the experience, after which payment is remitted to the operator.

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

Refer to “Note 18: Segment and Geographic Information” for disaggregation of the Company’s revenue by major products and revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective under GAAP, which is to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet. As of January 1, 2023, we had $44 million recorded as deferred revenue on our consolidated balance sheets, of which $41 million was recognized in revenue and $3 million was refunded due to cancellations by travelers during the year ended December 31, 2023. As of January 1, 2022, we had $36 million recorded as deferred revenue on our consolidated balance sheets, of which $34 million was recognized in revenue and $2 million was refunded due to cancellations by travelers during the year ended December 31, 2022. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations. There were no significant changes in deferred revenue during the years ended December 31, 2023 and 2022 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

Deferred Merchant Payables

In our experience offerings and free-to-list alternative accommodation rental offerings, we receive payment from travelers at the time of booking or prior to the experience or property rental date, and we record these amounts, net of our commissions, on our consolidated balance sheet as deferred merchant payables. We pay the experience operators and rental property owners, after the travelers’ use. Therefore, we receive payment from the traveler prior to paying the experience operator or rental property owner and this operating cycle represents a working capital source or use of cash to us. Our deferred merchant payables balance was $237 million and $203 million at December 31, 2023 and 2022, respectively, on our consolidated balance sheets. The increase in our deferred merchant payables during the year ended December 31, 2023 was primarily due to increased consumer demand for our experience offerings.

Cost of Revenue

Cost of revenue consists of expenses that are directly related or closely correlated to revenue generation, including direct costs, such as credit card and other booking transaction payment fees, data center costs, ad serving fees, and other revenue generating costs. In addition, cost of revenue includes personnel and overhead expenses, including salaries, benefits, stock-based compensation and bonuses for certain customer support personnel who are directly involved in revenue generation.

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

Advertising costs

We incur advertising costs consisting of online advertising expense, including SEM and other online channels, and offline advertising costs, including television costs and other offline channels, to promote our brands. We expense the costs associated with communicating the advertisements in the period in which the advertisement takes place. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. For the years ended December 31, 2023, 2022 and 2021, we recorded advertising expense of $706 million, $572 million, and $282 million, respectively, in selling and marketing expense on our consolidated statements of operations. We include prepaid advertising expenses in prepaid expenses and other current assets on our consolidated balance sheet, which was not material as of December 31, 2023 and 2022.

Technology and Content

Technology and content expenses consist primarily of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense, and bonuses for salaried employees and contractors engaged in the design, development, testing, content support, and maintenance of our platform. Other costs include licensing, maintenance, computer supplies, telecom, content translation and localization, and consulting costs.

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

Performance-Based Awards. Performance-based stock options and RSUs vest upon achievement of certain company-based performance conditions and a requisite service period. On the date of grant, the fair value of a performance-based award is calculated using the same method as our service based stock options and RSUs as described above. We then assess whether it is probable that the individual performance targets would be achieved. If assessed as probable, compensation expense will be recorded for these awards over the estimated performance period. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

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

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

Our cash consists of available on demand bank deposits held in global financial institutions. Our cash equivalents generally consist of highly liquid investments, generally including money market funds, term deposits and marketable securities, with maturities of 90 days or less at the date of purchase.

As of December 31, 2023 and 2022, our restricted cash, which primarily consists of legally restricted deposits and escrowed security deposits, was not material.

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

We continually review any available-for-sale securities to determine whether their fair value is below their carrying value. If the fair value of an available-for-sale security is below their carrying value, and either we intend to sell the security or we will be required to sell before recovery, then the difference between fair value and carrying value is recognized as a loss in other income (expense), net on our consolidated statements of operations. If we do not intend to sell and we will not be required to sell before recovery, then we analyze whether a portion of the unrealized loss is the result of a credit loss. When a portion of the unrealized loss is the result of a credit loss, we recognize an allowance for expected credit losses on our consolidated balance sheet and a corresponding loss in other income (expense), net on our consolidated statements of operations. Any portion of the unrealized loss on the available-for-sale securities that is not attributable to a credit loss would be recognized as an unrealized loss in accumulated other comprehensive income (loss) within our consolidated statements of changes in stockholders’ equity.

The Company's investment portfolio at any point in time may contain various investments, including, in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, overnight demand deposits, and money market funds. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the expected credit loss risk by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of December 31, 2023 and 2022, the Company had no available-for-sale securities.

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable are recognized when the right to consideration becomes unconditional and are recorded net of an allowance for expected credit losses. We record accounts receivable at the invoiced amount. Our customer invoices are generally due 30 days from the time of invoicing.

The Company uses the “expected credit loss” methodology, allowed under GAAP, in estimating its allowance for expected credit losses. We apply the “expected credit loss” methodology by first assessing our historical losses based on credit sales and then adding in an assessment of expected changes in the foreseeable future, whether positive or negative, to the Company’s ability to collect its outstanding accounts receivables, or the expectation for future losses. The Company develops its expectation for future losses by assessing the profiles of its customers using their historical payment patterns, any known changes to those customers’ ability to fulfill their payment obligations, and assessing broader economic conditions that may impact our customers’ ability to pay their obligations. Where appropriate, the Company performs this analysis using a portfolio approach. Portfolios comprise customers with similar characteristics and payment history, and we have concluded that the aggregation of these customers into various portfolios does not produce a result that is materially different from considering the affected customers individually. Customers are assigned internal credit ratings, as determined by the Company, based on our collection profiles. Customers whose outstanding obligations are less likely to experience a credit loss are assigned a higher internal credit rating, and those customers whose outstanding obligations are more likely to experience a credit loss are assigned a lower credit rating. We recognize a greater credit loss allowance on the accounts receivable due from those customers in the lower credit rating tranche, as determined by the Company. When the Company becomes aware of facts and circumstances affecting an individual customer, it also takes that specific customer information into account as part of its calculation of expected credit losses.

The Company's exposure to credit losses may increase if our customers are adversely affected by changes in macroeconomic pressures or uncertainty associated with local or global economic recessions, or other customer-specific factors.

The following table presents the changes in our allowance for expected credit losses for the periods presented:

	December 31,
	2023	2022	2021
	(in millions)
Allowance for expected credit losses:
Balance, beginning of period	$28	$28	$33
Provision charged to expense	6	6	3
Write-offs, net of recoveries and other adjustments	(13)	(6)	(8)
Balance, end of period	$21	$28	$28

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

Leases

We lease office space in a number of countries around the world, generally under non-cancelable operating lease agreements. Our corporate headquarters is our most significant office space lease and is accounted for as a finance lease under GAAP. The Company has also entered into data center and certain equipment leases, such as network equipment and other leases, which are not material to our consolidated financial statements.

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

We lease approximately 280,000 square feet of office space for our corporate headquarters in Needham, Massachusetts. This lease has an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each and is accounted for as a finance lease.

Operating Leases

Our office space leases, exclusive of our corporate headquarters, are operating leases, which we lease an aggregate of approximately 340,000 square feet at nearly 30 locations across North America, Europe and Asia Pacific, in cities such as New York, London, Sydney, Barcelona and Paris, primarily used as sales offices, subsidiary headquarters, and for international operations, pursuant to leases with various expiration dates, with the latest expiring in October 2034.

Operating lease ROU assets and liabilities are recognized at lease commencement date, or the date the lessor makes the leased asset available for use, based on the present value of lease payments over the lease term using the Company’s estimated incremental borrowing rate. ROU assets associated with operating leases comprise the initial lease liability, and are then adjusted for any prepaid or deferred rent payments, unamortized initial direct costs, and lease incentives received. Amortization expense for operating lease ROU assets and interest accretion on operating lease liabilities are recognized as a single operating lease cost in our consolidated statement of operations, which results effectively in recognition of rent expense on a straight-line basis over the lease period. The carrying amount of operating lease liabilities are (1) accreted to reflect interest using the incremental borrowing rate if the rate implicit in the lease is not readily determinable; and (2) reduced to reflect lease payments made during the period. We present the combination of both the amortization of operating lease ROU assets and the change in the operating lease liabilities in the same line item within the adjustments to reconcile net income (loss) to net cash provided by operating activities in our consolidated statement of cash flows. Lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. Our operating leases generally include options to extend the lease terms for up to approximately 5 years and/or terminate the leases within 1 year, which we include in our lease term if we are reasonably certain to exercise these options. Payments under our operating leases are primarily fixed, however, certain of our operating lease agreements include rental payments which are adjusted periodically for inflation. We recognize these costs as variable lease costs on our consolidated statement of operations, which were not material during the years ended December 31, 2023, 2022 and 2021. In addition, our short-term lease costs were not material in any period presented.

We also establish assets and liabilities at the present value of estimated future costs to return certain of our leased facilities to their original condition to satisfy any asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs and are included in other long-term liabilities on our consolidated balance sheet. Our asset retirement obligations were not material as of both December 31, 2023 and 2022.

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

The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the evaluation of goodwill for impairment, we generally first perform a qualitative assessment to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that the estimated fair value of the reporting unit is less than the carrying amount. Periodically, we may choose to forgo the initial qualitative assessment and proceed directly to a quantitative analysis to assist in our annual evaluation. When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, including, but not limited to the size of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments from the date of acquisition or to establish an updated baseline quantitative analysis, and other performance and market indicators. During a qualitative assessment, if we determine that it is not more likely than not that the implied fair value of the goodwill is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the goodwill is less than its carrying amount, we then perform a quantitative assessment and compare the estimated fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, the goodwill impairment is measured using the difference between the carrying value and the estimated fair value of the reporting unit; however, any loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

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

During the Company's annual goodwill impairment test in the fourth quarter of 2023, a qualitative assessment was performed for all our reporting units, which are Brand Tripadvisor, Viator, and TheFork. We determined that it was not more likely than not that the fair value of any reporting unit was less than its carrying value, and, accordingly, no impairment charges were recorded during the year ended December 31, 2023. As part of the qualitative assessment for our annual 2023 goodwill impairment analysis of our reporting units, the factors that we considered included, but were not limited to: (a) changes in macroeconomic conditions in the overall economy and the specific markets in which we operate, (b) our ability to access capital, (c) changes in the online travel industry, (d) changes in the level of competition, (e) evaluation of current and future forecasted financial results of the reporting units, (f) comparison of our current financial performance to historical and budgeted results of the reporting units, (g) change in excess of the Company’s market capitalization over its book value, (h) changes in estimates, valuation inputs, and/or assumptions since the last quantitative analysis of the reporting units during the second quarter of 2022, (i) changes in the regulatory environment, (j) changes in strategic outlook or organizational structure and leadership of the reporting units; and (k) other relevant factors, and how these factors might impact specific performance in future periods.

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

Intangible assets that have indefinite lives are not amortized and are tested for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Similar to the qualitative assessment for goodwill, we may assess qualitative factors to determine if it is more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the implied fair value of the indefinite-lived intangible asset is less than its carrying amount, we compare the implied fair value of the indefinite-lived asset with its carrying amount. If the carrying amount of an individual indefinite-lived intangible asset exceeds its implied fair value, the individual asset's carrying value is written down by an amount equal to such excess. The assessment of qualitative factors is optional and at our discretion. We may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and resume performing the qualitative assessment in any subsequent period. We base our quantitative measurement of fair value of indefinite-lived intangible assets, which consist of Tripadvisor-brand trade name and trademarks, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate future revenues, the appropriate royalty rate and the weighted average cost of capital, however, such assumptions are inherently uncertain and actual results could differ from those estimates.

During the Company's annual indefinite-lived intangible impairment test during the fourth quarter of 2023, a qualitative assessment was performed. As part of our qualitative assessment we considered, amongst other factors, the amount of excess fair value of our trade names and trademarks to the carrying value of those same assets, changes in estimates, and valuation input assumptions, since our previous quantitative analysis. After considering these factors and the impact that changes in such factors would have on the inputs used in our previous quantitative assessment, we determined that it was more likely than not that our indefinite-lived intangible assets were not impaired as of December 31, 2023.

Impairment of Long-Lived Assets

We periodically review the carrying amount of our definite-lived intangible assets and other long-term assets, including property and equipment, net and operating lease right-of-use assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. The Company’s impairment evaluation is performed at the asset group level or the lowest level for which identified cash flows are largely independent, which the Company has defined as the reporting unit level. If such facts indicate a potential impairment, we assess the recoverability of the asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset of the group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows, using an appropriate discount rate. Any impairment would be measured by the amount that the carrying values, of such asset groups, exceed their estimated fair value and would be included in operating income (loss) on the consolidated statement of operations. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. We have not identified any circumstances that would warrant an impairment charge for any recorded definite-lived intangibles or other long-term assets on our consolidated balance sheet at December 31, 2023 or 2022.

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

In addition, our subsidiaries also engage in transactions in currencies other than its functional currency. Transactions denominated in currencies other than the functional currency are recorded based on foreign currency exchange rates at the time such transactions arise. Subsequent changes in foreign currency exchange rates result in transaction gains and losses which are reflected in our consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. Accordingly, we have recorded net foreign currency exchange losses of $5 million, $5 million and $4 million, respectively, for the years ended December 31, 2023, 2022 and 2021, in other income (expense), net on our consolidated statements of operations. These amounts also include transaction gains and losses, both realized and unrealized from forward contracts.

Derivative Financial Instruments

We account for derivative instruments that do not qualify for hedge accounting as either assets or liabilities and carry them at fair value, with any subsequent adjustments to fair value recorded in other income (expense), net on our consolidated statements of operations. Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in foreign currency exchange rates reported in other income (expense), net on our consolidated statements of operations. In certain circumstances, we enter into forward contracts to reduce, to the extent practical, our potential exposure to the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not expected to be significant due to the short-term nature of the contracts, which to date, have typically had maturities at inception of 90 days or less. The net cash received or paid related to our derivative instruments are classified in other investing activities in our consolidated statements of cash flows. Counterparties to forward contracts consist of major global financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We did not enter into any cash flow, fair value or net investment hedges during the years ended December 31, 2023, 2022 or 2021. Refer to “Note 3: Financial Instruments and Fair Value Measurements” for additional information on our derivatives.

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

Debt Issuance Costs

We defer costs we incur to issue debt, which are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, and amortize these costs using the effective interest rate method to interest expense over the term of the debt. We also defer costs we incur to enter into a credit facility or to amend our existing revolving credit facility, which are presented on the consolidated balance sheet as a long-term asset, and amortize these costs using the effective interest rate method to interest expense over the term of the credit facility.

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations, including a concentration related to dependence on our relationships with our customers. For the years ended December 31, 2023, 2022 and 2021, our two most significant travel partners, Expedia (and its subsidiaries) and Booking (and its subsidiaries), each accounted for 10% or more of our consolidated revenue and together accounted for approximately 25%, 31% and 34%, respectively, of our consolidated revenue, with nearly all of this revenue concentrated in our Brand Tripadvisor segment.

Additionally, our business is dependent on relationships with third-party service providers that we rely on to fulfill service obligations to our customers where the Company is the merchant of record, such as our experience operators. However, no one operator’s inventory resulted in more than 10% of our revenue on a consolidated basis or at a reportable segment level in any period presented. Refer to “Note 18: Segment and Geographic Information” for information regarding concentrations related to geographic and product revenues and fixed assets by geographic location. As of December 31, 2023 and 2022, Expedia accounted for approximately 10% and 19%, respectively, of our consolidated accounts receivable, net.

Financial instruments, which potentially subject us to concentration of credit risk, generally consist, at any point in time, of cash and cash equivalents, corporate debt securities, forward contracts, capped calls, and accounts receivable. We maintain cash balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits in the U.S. and similar government programs outside the U.S. Our cash and cash equivalents are generally composed of available on demand bank deposits or term deposits with several major global financial institutions, as well as money market funds, primarily denominated in U.S. dollars, and to a lesser extent Euros, British pounds, and Australian dollars. We may invest in highly-rated corporate debt securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. Our credit risk related to corporate debt securities is also mitigated by the relatively short maturity period required by our investment policy. Forward contracts and capped calls are transacted with major international financial institutions with high credit standings. Forward contracts, which, to date, have typically had maturities of less than 90 days, also mitigate risk. Our overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

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

Treasury Stock

Shares of our common stock repurchased, including incremental direct costs to purchase treasury stock, including excise tax, are recorded at cost as treasury stock and result in the reduction of stockholders' equity on our consolidated balance sheet. We may reissue these treasury shares. When treasury shares are reissued, we use the average cost method for determining the cost of reissued shares. If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in-capital. If the issuance price is lower than the cost, the difference is first charged against any credit balance in additional paid-in-capital from the previous issuances of treasury stock and any remaining balance is charged to retained earnings.

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

In periods of net income, shares of our common stock subject to the potential conversion of the 2026 Senior Notes outstanding during the period is also included in our weighted average number of shares outstanding used to calculate Diluted EPS using the if-converted method under GAAP, as share settlement is presumed. When convertible notes are dilutive, interest expense, net of tax, is added back to net income attributable to common stockholders to calculate Diluted EPS. Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of December 31, 2023, 2022, and 2021, the market price of a share of our common stock did not exceed the $107.36 cap price. Refer to “Note 8: Debt” for further information regarding our 2026 Senior Notes and Capped Calls.

In periods of a net loss, common equivalent shares are excluded from the calculation of Diluted EPS as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the year ended December 31, 2021, Diluted EPS is the same as Basic EPS, since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance requiring entities to provide additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. The new accounting guidance requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024, and should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance.

In November 2023, the FASB issued new accounting guidance which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted, including adoption in any interim period.

We are currently considering our timing of adoption and are in the process of evaluating the impact of adopting these newly issued accounting rules on our consolidated financial statements and related disclosures.

NOTE 3: FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Cash, Cash Equivalents and Marketable Securities

As of December 31, 2023 and 2022, we had approximately $1.1 billion and $1.0 billion of cash and cash equivalents, respectively, which consisted of available on demand bank deposits, term deposits, and money market funds, with maturities of 90 days or less at the date of purchase, in each case, with major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of December 31, 2023 and 2022, respectively, and there were no purchases or sales of any marketable securities during the years ended December 31, 2023, 2022 and 2021.

The following table shows our cash and cash equivalents, which are measured at fair value on a recurring basis and categorized using the fair value hierarchy, as well as their classification on our consolidated balance sheets as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
	(in millions)
Cash	$685	$685	$685	$821	$821	$821
Level 1:
Money market funds	382	382	382	—	—	—
Level 2:
Term deposits	—	—	—	200	200	200
Total	$1,067	$1,067	$1,067	$1,021	$1,021	$1,021
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

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows for the Euro versus the U.S. Dollar. For the periods ended December 31, 2023, 2022 and 2021, respectively, our forward contracts have not been designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts were carried at fair value on our consolidated balance sheets at December 31, 2023 and 2022. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our forward contracts in other income (expense), net on our consolidated statement of operations, which was not material for the year ended December 31, 2023. We recorded a net gain of $4 million and $2 million for the years ended December 31, 2022 and 2021, respectively, related to our forward contracts.

The following table shows the notional principal amounts of our outstanding derivative instruments for the periods presented:

	December 31, 2023	December 31, 2022
	(in millions)
Foreign currency exchange-forward contracts (1)(2)	$9	$18

(1)
Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.
(2)
The fair value of our outstanding derivatives as of December 31, 2023 and 2022, respectively, was not material. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the consolidated balance sheet.

Other Financial Assets and Liabilities

As of December 31, 2023 and 2022, financial instruments not measured at fair value on a recurring basis, including accounts payable, accrued expenses and other current liabilities, and deferred merchant payables, were carried at cost on our consolidated balance sheet, which approximates their fair values because of the short-term nature of these items. Accounts receivable, including contract assets, as described below, as well as certain other financial assets, are measured at amortized cost and are carried at cost less an allowance for expected credit losses on our consolidated balance sheet to present the net amount expected to be collected.

Accounts Receivable, net

The following table provides information about the opening and closing balances of accounts receivable, including contract assets, net of allowance for expected credit losses, from contracts with customers as of the dates presented:

	December 31, 2023	December 31, 2022
	(in millions)
Accounts receivable	$177	$173
Contract assets	15	32
Total	$192	$205

Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets during the years ended December 31, 2023 and 2022 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

Fair Value of Long-Term Debt

The following table shows the aggregate principal and fair value amount of our outstanding 2025 Senior Notes and 2026 Senior Notes as of the dates presented, which are classified as long-term debt on our consolidated balance sheet, and considered Level 2 fair value measurements. Refer to “Note 8: Debt” for additional information related to our 2025 Senior Notes and 2026 Senior Notes.

	December 31, 2023	December 31, 2022
	(in millions)
2025 Senior Notes
Aggregate principal amount	$500	$500
Carrying value amount (1)	497	495
Fair value amount (2)	502	498

2026 Senior Notes
Aggregate principal amount	$345	$345
Carrying value amount (3)	342	341
Fair value amount (2)	304	281
(1)
Net of $3 million and $5 million of unamortized debt issuance costs as of December 31, 2023 and 2022, respectively.

(2)
We estimate the fair value of our outstanding 2025 Senior Notes and 2026 Senior Notes based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.
(3)
Net of $3 million and $4 million of unamortized debt issuance costs as of December 31, 2023 and 2022, respectively.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs at both December 31, 2023 and 2022.

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

In November 2019, the Company and Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited, entered into an agreement to combine certain assets in China through the creation of a new entity, Chelsea Investment Holding Company PTE, Ltd. Tripadvisor contributed a portion of its business in China, including a long-term exclusive brand and content license and other assets, in return for a 40% equity investment in Chelsea Investment Holding Company PTE Ltd. This investment resulted in the Company recording an initial equity method investment of $41 million and a $39 million deferred income liability attributable to the brand and content license in the fourth quarter of 2019. The Company expects to earn the deferred income ratably over a 15-year period, congruent with the initial term of the brand and content license, which is recorded in other income (expense), net on the consolidated statement of operations.

The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of this minority investment was $30 million and $32 million as of December 31, 2023 and 2022, respectively, and is included in non-marketable investments on our consolidated balance sheets. During the years ended December 31, 2023, 2022 and 2021, we recognized a loss of $2 million, $2 million and $3 million, respectively, representing our share of the investee’s net loss in other income (expenses), net within the consolidated statements of operations. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. Due to ongoing operating losses, we performed a qualitative assessment to evaluate whether this equity investment is impaired as of December 31, 2023. During the years ended December 31, 2023, 2022 and 2021, respectively, we did not record any impairment loss on this equity investment. The remaining deferred income liability of $28 million is presented in accrued expenses and other current liabilities and other long-term liabilities on our consolidated balance sheet of $3 million and $25 million, respectively, as of December 31, 2023.

The Company has various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements with the equity method investee are considered related-party transactions, and were not material for the years ended December 31, 2023, 2022 and 2021, respectively.

Other Equity Investments

We also hold a minority investment in equity securities of a privately-held company, which is at an early stage of development and does not have a readily determinable fair value. As of both December 31, 2023 and 2022, the total carrying value of this investment was $2 million, and included in non-marketable investments on our consolidated balance sheets.

Our policy is to measure this equity investment at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators, if any, to evaluate whether this investment is impaired and monitor for any observable price changes. During the years ended December 31, 2023, 2022 and 2021, we did not record any impairment loss on this equity investment or note any observable price change indicators.

Other Long-Term Assets

In June 2020, the Company was issued collateralized notes (the “Notes Receivable”) with a total principal amount of $20 million from a privately-held company, in exchange for an existing equity investment held in the investee by the Company, and other-long term receivables, net, which the Company held due from the same investee. The Company has classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due in eight years and remaining 50% due in 10 years from issuance date or the date on which there is a change of control, whichever is earlier. The Company recorded a $5 million allowance for credit losses under GAAP during the year ended December 31, 2021, in other income (expense), net on the consolidated statement of operations, related to the Notes Receivable. As of both December 31, 2023 and 2022, the carrying value of the Notes Receivable was $9 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our consolidated balance sheet at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for expected credit losses.

Other non-financial assets, such as property and equipment, goodwill, intangible assets, and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements, if necessary, are based predominately on Level 3 inputs. Refer to “Note 4: Property and Equipment, Net”, “Note 5: Leases” and “Note 6: Goodwill and Intangibles Assets, Net” for additional information regarding those assets.

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following as of the dates presented:

	December 31, 2023	December 31, 2022
	(in millions)
Capitalized website development	$510	$445
Finance lease right-of-use asset (Note 5)	114	114
Leasehold improvements	37	46
Computer equipment and purchased software	64	82
Furniture, office equipment and other	17	19
	742	706
Less: accumulated depreciation	(551)	(512)
Total	$191	$194

As of December 31, 2023 and 2022, the carrying value of our capitalized website development costs, net of accumulated amortization, was $103 million and $91 million, respectively. For the years ended December 31, 2023, 2022 and 2021, we capitalized $66 million, $56 million and $55 million, respectively, related to website development costs. For the years ended December 31, 2023, 2022 and 2021, we recorded amortization of capitalized website development costs of $55 million, $61 million and $64 million, respectively, which is included in depreciation expense on our consolidated statements of operations.

NOTE 5: LEASES

Operating and finance lease assets and liabilities consists of the following as of the dates presented:

		December 31,	December 31,
	Presentation on Consolidated Balance Sheet	2023	2022
		(in millions)
Noncurrent Lease Assets:
Finance lease	Property and equipment, net	$67	$76
Operating lease	Operating lease right-of-use-assets	15	27
	Total lease assets	$82	$103

Current Lease Liabilities:
Finance lease	Accrued expenses and other current liabilities	$6	$6
Operating lease	Accrued expenses and other current liabilities	10	14
	Total current lease liabilities	16	20

Noncurrent Lease Liabilities:
Finance lease	Finance lease liability, net of current portion	51	58
Operating lease	Operating lease liabilities, net of current portion	6	15
	Total noncurrent lease liabilities	57	73

	Total lease liabilities	$73	$93

As of December 31, 2023, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations for us.

The components of lease expense were as follows for the periods presented:

	Year ended December 31,
	2023	2022	2021
	(in millions)
Operating lease cost (1)	$17	$19	$21
Finance lease cost:
Amortization of right-of-use assets (2)	$10	$10	$10
Interest on lease liabilities (3)	3	3	4
Total finance lease cost	$13	$13	$14
Sublease income (1)	(5)	(9)	(5)
Total lease cost, net	$25	$23	$30
(1)
Operating lease costs, net of sublease income, are included within operating expenses in our consolidated statements of operations.
(2)
Amount is included in depreciation expense in our consolidated statements of operations.
(3)
Amount is included in interest expense in our consolidated statements of operations.

Additional information related to our leases is as follows for the periods presented:

	Year ended December 31,
	2023	2022	2021
Supplemental Cash Flows Information:	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$17	$22	$25
Operating cash outflows from finance lease	4	3	3
Financing cash outflows from finance lease	8	6	6

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4	$2	$6

	Year ended December 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases	2.0 years	2.5 years
Finance lease	7.0 years	8.0 years

Weighted-average discount rate:
Operating leases	4.1%	3.7%
Finance lease	4.5%	4.5%

Future lease payments under non-cancelable leases as of December 31, 2023 were as follows:

Year Ending December 31,	Operating Leases	Finance Lease
	(in millions)
2024	$10	$9
2025	3	9
2026	2	9
2027	1	10
2028	—	10
Thereafter	—	19
Total future lease payments	16	66
Less imputed interest	—	(9)
Total lease liabilities	$16	$57

NOTE 6: GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table summarizes our goodwill activity by reportable segment for the periods presented:

	Hotels, Media & Platform	Experiences & Dining	Other (1)	Brand Tripadvisor	Viator	TheFork	Total
	(in millions)
Balance as of December 31, 2021	$407	$344	$92	$—	$—	$—	$843
Foreign currency translation adjustments	—	(18)	(5)	—	(1)	3	(21)
Allocation to new segments	(407)	(326)	(87)	599	120	101	—
Balance as of December 31, 2022	$—	$—	$—	$599	$119	$104	$822
Foreign currency translation adjustments	—	—	—	2	1	4	7
Balance as of December 31, 2023	$—	$—	$—	$601	$120	$108	$829

(1)
Other consists of the combination of alternative accommodation rentals, flights, car, and cruises offerings, and did not previously constitute a reportable segment.

There were no goodwill impairment charges recognized on our consolidated statements of operations during the years ended December 31, 2023, 2022, or 2021. Refer to “Note 2: Significant Accounting Policies” for discussion regarding the Company’s 2023 goodwill impairment assessment. As of both December 31, 2023 and 2022, accumulated goodwill impairment losses totaled $3 million, which was associated with the Brand Tripadvisor segment.

Intangibles

Intangible assets, acquired in business combinations and recorded at fair value on the date of purchase, consisted of the following as of the dates presented:

	December 31,
	2023	2022
	(in millions)
Intangible assets with definite lives	$221	$219
Less: accumulated amortization	(208)	(198)
Intangible assets with definite lives, net	13	21
Intangible assets with indefinite lives (1)	30	30
Total	$43	$51

(1)
Indefinite-lived intangible assets include trade names and trademarks for the Tripadvisor brand.

Amortization expense for definite-lived intangible assets was $9 million, $13 million, and $20 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

There were no impairment charges recognized to our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 related to our intangible assets. Refer to “Note 2: Significant Accounting Policies” for discussion regarding the Company’s 2023 indefinite-lived intangible impairment assessment.

The following table presents the components of our intangible assets with definite lives as of the dates presented:

		December 31, 2023			December 31, 2022
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in millions)			(in millions)
Trade names and trademarks	0.9	$48	$(45)	$3	$47	$(40)	$7
Customer lists and supplier relationships	3.8	97	(90)	7	95	(87)	8
Subscriber relationships	2.3	34	(33)	1	34	(33)	1
Technology and other	1.8	42	(40)	2	43	(38)	5
Total	2.7	$221	$(208)	$13	$219	$(198)	$21

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

The estimated amortization expense for intangible assets with definite lives for each of the next five years, and the expense thereafter, assuming no subsequent impairment of the underlying assets or change in estimate of remaining lives, is expected to be as follows (in millions):

2024	$6
2025	3
2026	2
2027	2
2028	—
2029 and thereafter	—
Total	$13

NOTE 7: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	December 31, 2023	December 31, 2022
	(in millions)
Accrued salary, bonus, and other employee-related benefits	$70	$65
Accrued marketing costs	67	68
Interest payable (1)	17	17
Income taxes payable - current (2)	6	16
Finance lease liability - current portion (3)	6	6
Operating lease liabilities - current portion (3)	10	14
Restructuring and other related reorganization costs (4)	13	—
Non-income taxes payable	16	7
Other	53	54
Total	$258	$247

(1)
Amount relates primarily to unpaid interest accrued on our 2025 Senior Notes. Refer to “Note 8: Debt” for further information.
(2)
Refer to “Note 10: Income Taxes” for further information regarding our income tax liabilities.
(3)
Refer to “Note 5: Leases” for further information regarding our lease obligations.
(4)
During the third quarter of 2023, the Company approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. These actions taken by the Company resulted in reduced global headcount. As a result, the Company incurred estimated pre-tax restructuring and other related reorganization costs of $22 million during the year ended December 31, 2023, consisting primarily of employee severance and related benefits. Potential job position eliminations in each country remain subject to local law and consultation requirements, which have extended beyond 2023 in certain countries. Therefore, actual costs incurred may differ from estimated costs recorded as of December 31, 2023. We expect the majority of remaining unpaid costs as of December 31, 2023 to be disbursed during the first quarter of 2024.

The following table summarizes our restructuring and other related reorganization costs for the year ended December 31, 2023:

Carrying Value
(in millions)
Accrued liability as of December 31, 2022	$—
Charges	22
Payments	(9)
Accrued liability as of December 31, 2023	$13

NOTE 8: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

December 31, 2023	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
	(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(3)	$497
2026 Senior Notes	345	(3)	342
Total Long-Term Debt	$845	$(6)	$839

December 31, 2022	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
	(in millions)
Long-Term Debt:
2025 Senior Notes	$500	$(5)	$495
2026 Senior Notes	345	(4)	341
Total Long-Term Debt	$845	$(9)	$836

Credit Facility

We are party to a credit agreement with a group of lenders initially entered into in June 2015 and amended and restated in June 2023 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”). As of December 31, 2023 and 2022, we had no outstanding borrowings from the Credit Facility. In addition, the Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for swing-line borrowings on same-day notice. As of December 31, 2023 and 2022, we had issued $4 million of undrawn standby letters of credit under the Credit Facility. For the years ended December 31, 2023, 2022 and 2021, we recorded total commitment fees on the Credit Facility of $1 million, $1 million and $3 million, respectively, to interest expense on our consolidated statements of operations. The Credit Agreement, among other things, requires us to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including a change of control. As of December 31, 2023 and 2022, the Company was in compliance with its existing covenants.

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

On May 8, 2023, the Company declared a “Covenant Changeover Date” (as defined in the Credit Agreement as in effect prior to the amendment and restatement), thereby declaring the Company out of the Leverage Covenant Holiday and no longer subject to certain of the restrictive covenants contained in the Credit Agreement. Following that, on June 29, 2023, we amended and restated the Credit Agreement (the "Restated Credit Agreement") to, among other things, (i) extend the maturity date of the Credit Facility from May 12, 2024 to June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more, then the maturity date will be such business day); (ii) maintain the aggregate amount of revolving commitments available at $500 million; (iii) increase the total net leverage ratio from 3.5 to 1.0 to 4.5 to 1.0; and (iv) replace the LIBOR interest rate benchmark with a secured overnight financing rate ("SOFR") interest rate benchmark.

The Company may borrow from the Credit Facility in U.S dollars, Euros and Sterling. Borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Adjusted Term SOFR rate for the interest period in effect for such borrowing in U.S. dollars, the EURIBO rate for the interest period in effect for such borrowings in Euro and the Daily Simple SONIA rate for the interest period in effect for such borrowings in Sterling; plus, in each case, an applicable margin ranging from 1.75% to 2.50% (“Term Benchmark/RFP Spread”), based on the Company’s total net leverage ratio; or (ii) the Alternate Base Rate (“ABR”), which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted Term SOFR for an interest period of one month as published two US Government Securities Business Days prior to such day (or if such day is not a US Government Securities Business Day, the immediately preceding US Government Securities Business Day) plus 1.00% plus an applicable margin ranging from 0.75% to 1.50%, based on the Company’s total net leverage ratio. In addition, we are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.25% to 0.40%, on the daily unused portion of the Credit Facility for each fiscal quarter and in connection with the issuance of letters of credit. As of December 31, 2023, our unused revolver capacity was subject to a commitment fee of 0.25%, given the Company’s total net leverage ratio.

In connection with the Restated Credit Agreement, we incurred lender fees and other debt financing costs of approximately $3 million. These costs were capitalized as deferred financing costs in other long-term assets on our consolidated balance sheet, while deferred financing costs incurred in previous amendments, which were immediately recognized to interest expense on our consolidated statements of operations, were not material. As of December 31, 2023 and 2022, the Company had $4 million and $2 million, respectively, remaining in deferred financing costs in connection with the Credit Facility. These costs will be amortized over the remaining term of the Credit Facility, using the effective interest rate method, and recorded to interest expense on our consolidated statement of operations.

There is no specific repayment date prior to the maturity date for any borrowings under the Credit Agreement. We may voluntarily repay any outstanding borrowing under the Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Term Benchmark loans. Additionally, the Company believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, we intend to classify any future borrowings under this facility as long-term debt. The Credit Agreement contains a number of covenants that, among other things, restrict our ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change our fiscal year. In addition, to secure the obligations under the Credit Agreement, the Company and certain subsidiaries have granted security interests and liens in and on substantially all of their assets as well as pledged shares of certain of the Company’s subsidiaries. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the Credit Facility.

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

As of both December 31, 2023 and 2022, unpaid interest on our 2025 Senior Notes was $16 million and was included in accrued expenses and other current liabilities on our consolidated balance sheets, and $35 million was recorded as interest expense on our consolidated statements of operations for each of the years ended December 31, 2023, 2022 and 2021.

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

2026 Senior Notes

On March 25, 2021, we entered into a purchase agreement for the sale of $300 million aggregate principal amount of 0.25% Convertible 2026 Senior Notes due 2026 (the “2026 Senior Notes”) in a private offering to qualified institutional buyers. The 2026 Senior Notes included an over-allotment option that provided the initial purchasers of the 2026 Senior Notes with the option to purchase an additional $45 million aggregate principal amount of the 2026 Senior Notes; such over-allotment option was fully exercised. In connection with the issuance of the 2026 Senior Notes, the Company entered into an Indenture, dated March 25, 2021 (the “2026 Indenture”), among the Company, the guarantors party thereto and the trustee. The terms of the 2026 Senior Notes are governed by the 2026 Indenture. The 2026 Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Senior Notes are senior unsecured obligations of the Company, although guaranteed by certain of the Company’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year, which began on October 1, 2021. As of December 31, 2023 and 2022, unpaid interest on our 2026 Senior Notes was not material.

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

The Company accounts for the 2026 Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2026 Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount, and the Company used a portion of the proceeds from the 2026 Senior Notes to enter into capped call transactions, as discussed below. The Company intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of our 2025 Senior Notes prior to maturity. The debt issuance costs are being amortized over the remaining term of the 2026 Senior Notes, using the effective interest rate method, and recorded to interest expense on our consolidated statement of operations. During the years ended December 31, 2023, 2022 and 2021, our effective interest rate on our 2026 Senior Notes, including debt issuance costs, was approximately 0.40%, 0.47% and 0.53%, respectively, and $1 million was recorded as interest expense on our consolidated statements of operations for each of the years ended December 31, 2023, 2022 and 2021.

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

The Capped Calls are considered indexed to our own stock and are considered equity classified under GAAP, and included as a reduction to additional paid-in-capital within stockholders’ equity on our consolidated balance sheet as of both December 31, 2023 and 2022. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period. In addition, upon entering into the Capped Calls we recorded an associated deferred tax asset of $9 million, as we made an income tax election allowable under the IRS regulations in order to recover the cost of the Capped Calls as interest expense for income tax purposes only over the term of the 2026 Senior Notes.

NOTE 9: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following as of the dates presented:

	December 31, 2023	December 31, 2022
	(in millions)
Unrecognized tax benefits (1)	$153	$204
Deferred gain on equity method investment (2)	25	28
Long-term income taxes payable (3)	15	27
Other	4	6
Total	$197	$265

(1)
Refer to “Note 10: Income Taxes” for information regarding our unrecognized tax benefits. Amounts include accrued interest related to this liability.
(2)
Amount relates to long-term portion of a deferred income liability recorded as a result of an equity method investment made in the fourth quarter of 2019. Refer to “Note 3: Financial Instruments and Fair Value Measurements” for additional information.
(3)
Amount relates to the long-term portion of transition tax payable related to the 2017 Tax Act. Refer to “Note 10: Income Taxes,” for additional information.

NOTE 10: INCOME TAXES

The following table presents a summary of our domestic and foreign income (loss) before income taxes for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Domestic	$95	$37	$(127)
Foreign	30	30	(58)
Income (loss) before income taxes	$125	$67	$(185)

The components of our provision (benefit) for income taxes consisted of the following for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Current income tax expense (benefit):
Federal	$94	$37	$6
State	25	3	(1)
Foreign	21	26	2
Current income tax expense (benefit)	140	66	7
Deferred income tax expense (benefit):
Federal	(9)	(19)	(21)
State	6	1	(5)
Foreign	(22)	(1)	(18)
Deferred income tax expense (benefit)	(25)	(19)	(44)
Provision (benefit) for income taxes	$115	$47	$(37)

The significant components of our deferred tax assets and deferred tax liabilities consisted of the following as of the dates presented:

	December 31,
	2023	2022
	(in millions)
Deferred tax assets:
Stock-based compensation	$14	$28
Net operating loss carryforwards	96	83
Provision for accrued expenses	8	6
Lease financing obligation	13	17
Foreign advertising spend	14	14
Tax credit carryforward	10	7
Capitalized research expenses	52	39
Interest carryforward	32	53
Other	14	19
Total deferred tax assets	$253	$266
Less: valuation allowance	(106)	(114)
Net deferred tax assets	$147	$152
Deferred tax liabilities:
Intangible assets	$(42)	$(48)
Property and equipment	(3)	(6)
Prepaid expenses	(4)	(4)
Building - corporate headquarters	(12)	(16)
Other	(1)	(1)
Total deferred tax liabilities	$(62)	$(75)
Net deferred tax asset (liability)	$85	$77

At December 31, 2023, we had federal, state, and foreign net operating loss carryforwards (“NOLs”) of approximately $2 million, $54 million, and $364 million, respectively. U.S. federal NOLs of $2 million expire at various times starting from 2029. State NOLs of $11 million may be carried forward indefinitely, while the remaining state NOLs of $43 million expire at various times starting from 2024. Foreign NOLs of $339 million may be carried forward indefinitely, while the remaining foreign NOLs of $25 million expire at various times starting from 2024.

As of December 31, 2023, we had a valuation allowance of approximately $106 million related to certain NOL carryforwards and other foreign deferred tax assets for which it is more likely than not, the tax benefit will not be realized. This amount represented a decrease of $8 million, as compared to the balance as of December 31, 2022. The decrease was primarily related to a change in a deferred tax asset in our U.K. subsidiaries.

Except for such foreign deferred tax assets, discussed above, we expect to realize all of our deferred tax assets. Due to economic uncertainty and global inflationary pressures, we will continue to monitor our financial performance to determine if the valuation allowance against our deferred tax assets may be necessary in the future.

A reconciliation of the provision (benefit) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Income tax expense at the federal statutory rate	$26	$14	$(39)
Foreign rate differential (1)	—	—	(14)
State income taxes, net of effect of federal tax benefit	6	5	(2)
Unrecognized tax benefits and related interest	27	17	4
IRS audit settlement	31	—	—
Transfer pricing reserve adjustment	24	—	—
FDII, GILTI and other provisions	(9)	(2)	—
Research tax credit	(4)	(2)	(7)
Stock-based compensation	22	11	(1)
Change in valuation allowance	(6)	5	8
Executive compensation	2	1	6
Other, net	(4)	(2)	8
Provision (benefit) for income taxes	$115	$47	$(37)

(1)
During 2021, intercompany debt was extinguished, which resulted in a reduction of our overall foreign rate differential.

The CARES Act allowed the Company to carryback our U.S. federal NOLs incurred in 2020, generating an expected U.S. federal tax benefit of $76 million, of which $64 million was refunded during the year ended December 31, 2022 ($15 million of this refund is recorded in other long-term liabilities on our consolidated balance sheet as of December 31, 2023, reflecting future transition tax payments to be made by the Company related to the 2017 Tax Act). The remaining refund of $12 million is included in accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2023 and 2022, and is expected to be received during the year ending December 31, 2024.

In addition, certain governments have passed legislation to assist businesses during the COVID-19 pandemic through loans, wage subsidies, wage tax relief or other financial aid. We participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as similar programs in other global jurisdictions. In addition, in certain countries, such as within the European Union, Singapore, Australia, and other global jurisdictions, we also participated in programs where government assistance was in the form of wage subsidies and reductions in wage-related employer taxes paid by us. We recognize these government assistance benefits when there is a reasonable assurance of compliance with the conditions associated with the assistance and the amount is received. During the years ended December 31, 2022 and 2021, we recognized government grants and other assistance benefits of $12 million and $9 million, respectively, while this amount was not material during the year ended December 31, 2023. These amounts are not income tax related and were recorded as a reduction of personnel and overhead costs within operating expenses in the consolidated statements of operations. The Company does not expect any additional future benefits of this nature.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred tax liability has been accrued which was not material as of December 31, 2023. As of December 31, 2023, $483 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

For purposes of governing certain of the ongoing relationships between Tripadvisor and Expedia at and after the Spin-Off, and to provide for an orderly transition, Tripadvisor and Expedia entered into various agreements at the time of the Spin-Off, and Tripadvisor has satisfied its obligations under such agreements. However, Tripadvisor continues to be subject to certain post Spin-Off obligations under the Tax Sharing Agreement. Under the Tax Sharing Agreement between Tripadvisor and Expedia, Tripadvisor is generally required to indemnify Expedia for any taxes resulting from the Spin-Off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by Tripadvisor described in the covenants in the tax sharing agreement, (ii) any acquisition of Tripadvisor equity securities or assets or those of a member of the Tripadvisor group, or (iii) any failure of the representations with respect to Tripadvisor or any member of our group to be true or any breach by Tripadvisor or any member of the Tripadvisor group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel.

We are currently under examination by the IRS for the 2014 through 2016 and 2018 tax years and have various ongoing audits for foreign and state income tax returns. These audits include questions regarding or review of the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2014. As of December 31, 2023, no material assessments have resulted, except as noted below regarding our 2009, 2010, and 2011 IRS audit with Expedia, our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

As disclosed in previous filings, including in our Annual Report on Form 10-K for the year ended December 31, 2022, we received Notices of Proposed Adjustments ("NOPA") from the IRS with respect to income tax returns filed by Expedia when Tripadvisor was part of Expedia Group’s consolidated income tax return for the 2009, 2010, and 2011 tax years. The assessment was related to certain transfer pricing arrangements with foreign subsidiaries, for which we had requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2009 through 2011 tax years. In January 2023, we received a final notice from the IRS regarding a MAP settlement for the 2009 through 2011 tax years, which the Company accepted in February 2023. In the first quarter of 2023, we recorded additional income tax expense as a discrete item, inclusive of interest, of $31 million specifically related to this settlement. During the first quarter of 2023, we reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent tax years, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The total impact of these adjustments resulted in an incremental income tax expense of $55 million, which was recognized during the three months ended March 31, 2023. During the three months ended June 30, 2023, we made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to the Tax Sharing Agreement with Expedia. During the three months ended September 30, 2023, we received the expected competent authority refund of $49 million, inclusive of interest income. We anticipate the federal tax benefits, net of remaining state tax payments due, associated with this IRS audit settlement will be substantially settled during 2024, resulting in an estimated net cash inflow of $5 million to $10 million.

Separately, during August 2020, we received a NOPA from the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments pertain to certain transfer pricing arrangements with our foreign subsidiaries. We disagree with the proposed adjustments, and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. In addition to the risk of additional tax for the years discussed above, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, we may be subject to significant additional tax liabilities. We have previously requested competent authority assistance under MAP for the tax years 2014 through 2016. We reviewed our transfer pricing reserves as of December 31, 2023 and, based on the facts and circumstances that existed as of the reporting date, consider them to be the Company’s best estimate as of December 31, 2023. In January 2024, we received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which we accepted in February 2024. We anticipate this will result in an increase to our worldwide income tax expense in an estimated range of $30 million to $60 million in the first quarter of 2024, and will result in an estimated net operating cash outflow of $80 million to $130 million expected during 2024. These estimated ranges take into consideration competent authority relief, existing income tax reserves, transition tax regulations and estimated interest expense. This MAP resolution supersedes the NOPA for 2014 through 2016 from the IRS, described above. We will review the impact of this resolution in relation to our transfer pricing income tax reserves for the subsequent open tax years during the first quarter of 2024. Based on this new information received subsequent to December 31, 2023, adjustments for the open tax years subsequent to 2016 may also occur, which could be material.

As of December 31, 2022, we had recorded $204 million of unrecognized tax benefits, inclusive of interest, classified as other long-term liabilities on our consolidated balance sheet. As a result of the Company's acceptance of MAP with the IRS for the tax years 2009 through 2011, and its impact on other ongoing IRS audits, as described above, during the first quarter of 2023, we reduced this unrecognized tax benefits liability by $59 million, reclassifying this balance to accrued expenses and other current liabilities on our consolidated balance sheet, which was subsequently paid during 2023. We also reduced our long-term income taxes receivable by $45 million, representing our estimate of competent authority relief, or payment due from a foreign jurisdiction, which was received during the third quarter of 2023, as noted above, previously recorded to other long-term assets on our consolidated balance sheet as of December 31, 2022.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows during the periods presented:

	December 31,
	2023	2022	2021
	(in millions)
Balance, beginning of year	$157	$144	$144
Increases to tax positions related to the current year	8	5	5
Increases to tax positions related to the prior year	17	29	1
Decreases due to lapsed statute of limitations	—	(20)	—
Decreases due to tax positions related to the prior year	(6)	(1)	—
Settlements during current year	(40)	—	(6)
Balance, end of year	$136	$157	$144

As of December 31, 2023, we had $153 million of unrecognized tax benefits, inclusive of interest, which is classified as long-term and primarily included in other long-term liabilities on our consolidated balance sheet. The amount of unrecognized tax benefits, if recognized, would reduce income tax expense by $114 million, due to correlative adjustments in other tax jurisdictions. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our consolidated statement of operations. As of December 31, 2023, total gross interest accrued was $50 million, of which $45 million was recorded in unrecognized tax benefits in other long-term liabilities and $5 million was recorded in income taxes receivable in other long-term assets, net on the consolidated balance sheet. As of December 31, 2022, total gross interest accrued was $47 million and was recorded to unrecognized tax benefits in other long-term liabilities on the consolidated balance sheet.

NOTE 11: COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, we have contractual obligations and commercial commitments that include expected interest payments on our 2026 Senior Notes and 2025 Senior Notes, expected commitment fees on our Credit Facility, and non-cancellable long-term purchase obligations, as summarized in the table below. The expected amounts and timing of payments discussed below were estimated based on information available to us as of December 31, 2023.

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in millions)
Expected interest payments on 2025 Senior Notes (1)	$55	$36	$19	$—	$—
Expected interest payments on 2026 Senior Notes (2)	2	1	1	—	—
Expected commitment fee payments on Credit Facility (3)	6	1	3	2	—
Purchase obligations and other (4)	42	21	20	1	—
Total (5)	$105	$59	$43	$3	$—
(1)
Expected interest payments on our 2025 Senior Notes are based on a fixed interest rate of 7.0% as of December 31, 2023 and assumes that our existing debt is repaid at maturity. Refer to “Note 8: Debt” for additional information on our 2025 Senior Notes.

(2)
Expected interest payments on our 2026 Senior Notes are based on a fixed interest rate of 0.25% as of December 31, 2023 and assumes that our existing debt is repaid at maturity. Refer to “Note 8: Debt” for additional information on our 2026 Senior Notes.
(3)
Expected commitment fee payments are based on the daily unused portion of our Credit Facility, issued letters of credit, and the effective commitment fee rate as of December 31, 2023; however, these variables could change significantly in the future. Refer to “Note 8: Debt” for additional information on our Credit Facility.
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
(5)
Excluded from the table was $4 million of undrawn standby letters of credit, primarily as security deposits for certain property leases as of December 31, 2023.

Legal Proceedings

In the ordinary course of business, we are party to legal, regulatory and administrative matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving, but not limited to, intellectual property rights (including privacy rights and alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer protection matters and data privacy or cybersecurity matters), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. We record the estimated loss in our consolidated statements of operations when (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time, which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us. All legal fees incurred by the Company related to any regulatory and legal matters are expensed in the period incurred.

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

We also have various defined contribution plans for our non-U.S. employees. Our contribution to the 401(k) Plan and our non-U.S. defined contribution plans which are recorded in our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 were $12 million, $11 million, and $10 million, respectively.

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

Under the Deferred Compensation Plan, 100,000 shares of Tripadvisor common stock are available for issuance to non-employee directors. From the inception of the Deferred Compensation Plan through December 31, 2023, a total of 557 shares have been issued for such purpose.

Executive Severance Plan and Summary Plan Description

The Company also maintains its Executive Severance Plan and Summary Plan Description (the “Severance Plan”) which is applicable to certain employees of the Company and its subsidiaries. The Severance Plan formalizes and standardizes the Company’s severance practices for certain designated employees (each, a “Participant” and, collectively, the “Participants”). Participants covered by the Severance Plan generally will be eligible to receive severance benefits in the event of a termination by the Company without cause or, under certain circumstances, by the Participant for good reason. The severance benefits differ if there is a termination of employment in connection with a change in control. The severance benefits provided pursuant to the Severance Plan are determined based on the job classification of the Participants (as reflected in internal job profile designations) and, in certain cases, their years of service with the Company. During the years ended December 31, 2023, 2022 and 2021, respectively, we recognized $2 million, $1 million and $1 million of expense under the Severance Plan on our consolidated statements of operations.

NOTE 13: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-based Compensation Expense

The following table presents the amount of stock-based compensation expense and the related income tax benefit included in our consolidated statements of operations during the periods presented:

	Year ended December 31,
	2023	2022	2021
	(in millions)
Cost of revenue	$1	$1	$1
Selling and marketing	16	12	16
Technology and content	40	36	46
General and administrative	39	39	57
Total stock-based compensation expense	96	88	120
Income tax benefit from stock-based compensation expense	(21)	(18)	(23)
Total stock-based compensation expense, net of tax effect	$75	$70	$97

We capitalized $10 million, $10 million and $13 million of stock-based compensation expense as website development costs during the years ended December 31, 2023, 2022 and 2021, respectively.

Stock and Incentive Plans

On December 20, 2011, our 2011 Stock and Annual Incentive Plan (the “2011 Plan”) became effective and we filed a Registration Statement registering a total of 17,500,000 shares of our common stock, of which 17,400,000 shares were issuable in connection with grants of equity-based awards under our 2011 Plan and 100,000 shares were issuable under our Deferred Compensation Plan for Non-Employee Directors (refer to “Note 12: Employee Benefit Plans” for information on our Deferred Compensation Plan for Non-Employee Directors). At our annual meeting of stockholders held on June 28, 2013, our stockholders approved an amendment to our 2011 Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance thereunder by 15,000,000 shares.

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

On June 6, 2023, our stockholders approved the TripAdvisor, Inc. 2023 Stock and Annual Incentive Plan (the “2023 Plan”) primarily for the purpose of providing sufficient reserves of shares of our common stock to ensure our ability to continue to provide new hires, employees, and other participants with equity incentives. The 2023 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and other stock-based awards. As of the effective date of the 2023 Plan, the Company ceased granting awards under the 2018 Plan.

As of December 31, 2023, the total number of shares reserved for future stock-based awards under the 2023 Plan was approximately 19 million shares, calculated as follows: 12 million shares plus the number of shares available for issuance (and not subject to outstanding awards) under the 2018 Plan. All shares of common stock issued to date in respect of the exercise of options, RSUs, or other equity awards have been issued from authorized, but unissued common stock.

Stock Based Award Activity and Valuation

2023 Stock Option Activity

A summary of our stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding as of December 31, 2022	5,462	$43.48
Granted	164	$20.15
Cancelled or expired (1)	(1,699)	$59.54
Options outstanding as of December 31, 2023	3,927	$35.56	5.2	$2
Exercisable as of December 31, 2023	2,893	$39.30	4.1	$1
Vested and expected to vest after December 31, 2023 (2)	3,781	$35.88	5.1	$2

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

Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of December 31, 2023 was $21.53. The total intrinsic value of stock options exercised for the years ended December 31, 2023 and 2022 was not material, and for the year ended December 31, 2021 was $9 million.

The fair value of stock option grants has been estimated at the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for the periods presented:

	December 31,
	2023	2022	2021
Risk free interest rate	3.70%	3.07%	0.83%
Expected term (in years)	5.16	5.42	5.45
Expected volatility	53.43%	51.63%	49.61%
Expected dividend yield	— %	— %	— %
Weighted-average grant date fair value	$10.18	$9.93	$18.40

The total fair value of stock options vested for the years ended December 31, 2023, 2022 and 2021 were $7 million, $16 million, and $31 million, respectively. Cash received from stock option exercises for the years ended December 31, 2023 and 2022 was not material, and for the year ended December 31, 2021 was $8 million.

2023 RSU Activity

A summary of our RSU activity, consisting of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2022	8,572	$28.41
Granted	8,043	20.80
Vested and released (1)	(3,688)	29.62
Cancelled	(1,407)	25.59
Unvested RSUs outstanding as of December 31, 2023 (2)	11,520	$23.06	$248
(1)
Inclusive of approximately 840,000 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2023 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.
(2)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore do not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

The total fair value of RSUs vested for the years ended December 31, 2023, 2022 and 2021 was $109 million, $108 million, and $144 million, respectively.

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

A summary of our performance-based RSUs ("PSUs") and market-based RSUs (“MSUs”) activity is presented below:

	PSUs (1)			MSUs (2)
		Weighted			Weighted
		Average			Average
		Grant-	Aggregate		Grant-	Aggregate
		Date Fair	Intrinsic		Date Fair	Intrinsic
	Outstanding	Value Per Share	Value	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)	(in thousands)		(in millions)
Unvested and outstanding as of December 31, 2022	—	$—		592	$10.00
Granted	546	18.45		34	14.80
Cancelled	(27)	18.45		(54)	9.26
Unvested and outstanding as of December 31, 2023	519	$18.45	$11	572	$10.35	$12

(1)
Represents PSUs awarded in February 2023. The PSU awards provide for vesting in two equal annual installments on each of December 31, 2024 and December 31, 2025, based on the extent to which the Company achieves certain financial metrics relative to targets established by the Company’s Compensation Committee of its Board of Directors. The estimated grant-date fair value per PSU was measured based on the quoted price of our common stock at the date of grant, calculated upon the establishment of performance targets, and will be amortized on a straight-line basis over the requisite service period. Based upon actual attainment relative to the target financial metrics, employees have the ability to receive up to 200% of the target number originally granted, or to be issued none at all. Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications, if any.
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

As of December 31, 2023, total unrecognized compensation cost related to stock-based awards, substantially RSUs, was $241 million, which the Company expects to recognize over a weighted-average period of 2.6 years.

NOTE 14: STOCKHOLDERS’ EQUITY

Preferred Stock

In addition to common stock, we are authorized to issue up to 100 million preferred shares, with $ 0.001 par value per share, with terms determined by our Board of Directors, without further action by our stockholders. As of December 31, 2023, no preferred shares had been issued.

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share. Holders of Tripadvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% of the total number of directors, rounded up to the next whole number, which was three directors as of December 31, 2023. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of Tripadvisor the holders of both classes of common stock have equal rights to receive all the assets of Tripadvisor after the rights of the holders of the preferred stock have been satisfied. There were 149,775,361 and 124,881,494 shares of common stock issued and outstanding, respectively, and 12,799,999 shares of Class B common stock issued and outstanding at December 31, 2023.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of accumulated foreign currency translation adjustments, as follows as of the dates presented:

	December 31, 2023	December 31, 2022
	(in millions)
Cumulative foreign currency translation adjustments, net of tax (1)	$(71)	$(82)
Accumulated other comprehensive income (loss)	$(71)	$(82)

(1)
Deferred income tax liabilities related to these amounts are not material.

Treasury Stock

On November 1, 2019, our Board of Directors authorized the repurchase of an additional $100 million in shares of our common stock under an existing share repurchase program, which increased the amount available to the Company under this share repurchase program to $250 million. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. As of December 31, 2022, the Company had $75 million remaining under this existing share repurchase program to repurchase shares of its common stock. During the three months ended June 30, 2023, we repurchased 4,724,729 shares of our outstanding common stock at an average price of $15.85 per share, exclusive of fees, commissions, and excise taxes or $75 million in the aggregate, which completed this share repurchase program.

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a new share repurchase program. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. The Executive Committee will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and at prices determined to be attractive and in the best interests of both the Company and its stockholders. This share repurchase program, which has a term of two years, does not obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended December 31, 2023, we repurchased 1,324,524 shares of our outstanding common stock at an average price of $18.85 per share, exclusive of fees, commissions, and excise taxes, or $25 million, under this share repurchase program. As of December 31, 2023, we had $225 million remaining available to repurchase shares of our common stock under this share repurchase program.

As of December 31, 2023, the Company held 24,893,867 shares of its common stock in treasury with an aggregate cost of $822 million.

On August 16, 2022, the Inflation Reduction Act was signed into law, and imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. For the year ended December 31, 2023, the excise tax liability incurred and recorded to accrued expenses and other current liabilities on our consolidated balance sheet was not material.

Dividends

During the years ended December 31, 2023, 2022 and 2021, our Board of Directors did not declare any dividends on our outstanding common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors.

NOTE 15: EARNINGS PER SHARE

Below is a reconciliation of the weighted average number of shares of common stock outstanding in calculating Diluted EPS for the periods presented:

	Year ended December 31,
	2023	2022	2021
	(shares in thousands and $ in millions, except per share amounts)
Numerator:
Net income (loss) used to compute Basic EPS	$10	$20	$(148)
Interest expense on 2026 Senior Notes, net of tax	1	1	—
Net income (loss) used to compute Diluted EPS	$11	$21	$(148)
Denominator:
Weighted average shares used to compute Basic EPS	139,412	139,923	137,234
Weighted average effect of dilutive securities:
Stock-based awards (Note 13)	729	1,073	—
2026 Senior Notes (Note 8)	4,674	4,674	—
Weighted average shares used to compute Diluted EPS	144,815	145,670	137,234
Basic EPS	$0.07	$0.14	$(1.08)
Diluted EPS	$0.08	$0.14	$(1.08)

Potential common shares, consisting of outstanding stock options, RSUs and those issuable under the 2026 Senior Notes, totaling approximately 14.8 million, 11.4 million, and 16.1 million, for the years ended December 31, 2023, 2022 and 2021, respectively, have been excluded from the calculations of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of certain performance-based awards of approximately 1.1 million, 0.3 million, and 0.1 million, for the years ended December 31, 2023, 2022 and 2021, respectively, for which all targets required to trigger vesting had not been achieved, were excluded from the calculation of weighted average shares used to compute Diluted EPS for those reporting periods.

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

NOTE 16: OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Foreign currency exchange gains (losses), net (1)	$(5)	$(5)	$(4)
Earnings (losses) from equity investment, net	(2)	(2)	(3)
Other, net	3	2	(3)
Total	$(4)	$(5)	$(10)

(1)
Foreign currency exchange gains (losses), net, are related to foreign exchange transaction gains and losses due to required conversion from transaction currency to functional currency, offset by any foreign currency forward contract gains and losses.

NOTE 17: RELATED PARTY TRANSACTIONS

Relationship between Liberty TripAdvisor Holdings, Inc. and Tripadvisor

LTRIP is a controlling stockholder of Tripadvisor. We consider LTRIP a related party. Refer to “Note 1: Organization and Business Description”, which describes the evolution of our relationship with LTRIP, including LTRIP’s stock ownership of Tripadvisor and deemed voting power as of December 31, 2023. We had no related party transactions with LTRIP during the years ended December 31, 2023, 2022 and 2021.

Relationship between Chelsea Investment Holding Company PTE Ltd. and Tripadvisor

Refer to the discussion regarding our equity method investment in Chelsea Investment Holding Company PTD Ltd. in the section titled “Non-Marketable Investments” within “Note 3: Financial Instruments and Fair Value Measurements” for a description of our relationship and existing commercial arrangements with Chelsea Investment Holding Company PTE Ltd and/or its subsidiaries. We had no material related party transactions with Chelsea Investment Holding Company PTE Ltd or its subsidiaries during the years ended December 31, 2023, 2022 and 2021.

NOTE 18: SEGMENT AND GEOGRAPHIC INFORMATION

We have three reportable segments: (1) Brand Tripadvisor (formerly Tripadvisor Core); (2) Viator; and (3) TheFork. Our Brand Tripadvisor segment includes the following revenue sources: (1) Tripadvisor-branded hotels – consisting of hotel meta revenue, primarily click-based advertising revenue, and also hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue; (2) Media and advertising revenue – consisting primarily of display-based advertising revenue (also referred to as “media advertising”); (3) Tripadvisor experiences and dining revenue – consisting of intercompany (intersegment) revenue related to affiliate marketing commissions earned primarily from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to external revenue generated from Tripadvisor restaurant offerings; and (4) Other revenue – consisting of cruises, alternative accommodation rentals, flights, and rental cars revenue. The nature of the services provided and related revenue recognition policies are summarized by reportable segment in “Note 2: Significant Accounting Policies.”

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

Direct costs are included in the applicable operating segments, including certain corporate general and administrative personnel costs, which have been allocated to each segment. We base these allocations on time-spent analyses, headcount, and other allocation methods we believe are reasonable. We do not allocate certain shared expenses to our reportable segments, such as certain information system costs, technical infrastructure costs, and other costs supporting the Tripadvisor platform and operations, that we do not believe are a material driver of individual segment performance, which is consistent with the financial information used by our CODM. We include these expenses in our Brand Tripadvisor segment. Our allocation methodology is periodically evaluated and may change.

The following tables present our reportable segment information for the years ended December 31, 2023, 2022 and 2021 and includes a reconciliation of Adjusted EBITDA to Net income (loss). We record depreciation and amortization, stock-based compensation and other stock-settled obligations, goodwill, long-lived asset and intangible asset impairments, legal reserves and settlements, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in "Corporate & Eliminations". In addition, we do not report total assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Brand Tripadvisor segment to both our Viator and TheFork segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within the “Corporate & Eliminations” column in the tables below.

	Year ended December 31, 2023
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$897	$737	$154	$—	$1,788
Intersegment revenue	134	—	—	(134)	—
Total Revenue	$1,031	$737	$154	$(134)	$1,788
Adjusted EBITDA	348	—	(14)	—	334
Depreciation and amortization				(87)	(87)
Stock-based compensation				(96)	(96)
Restructuring and other related reorganization costs (4)	(10)	(3)	(9)	—	(22)
Other non-recurring expenses (income) (5)				(3)	(3)
Operating income (loss)					126
Other income (expense), net					(1)
Income (loss) before income taxes					125
(Provision) benefit for income taxes					(115)
Net income (loss)					10

	Year ended December 31, 2022
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$873	$493	$126	$—	$1,492
Intersegment revenue	93	—	—	(93)	—
Total Revenue	$966	$493	$126	$(93)	$1,492
Adjusted EBITDA	345	(11)	(39)	—	295
Depreciation and amortization				(97)	(97)
Stock-based compensation				(88)	(88)
Legal reserves and settlements				(1)	(1)
Other non-recurring expenses (income) (6)				(8)	(8)
Operating income (loss)					101
Other income (expense), net					(34)
Income (loss) before income taxes					67
(Provision) benefit for income taxes					(47)
Net income (loss)					20

	Year ended December 31, 2021
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$633	$184	$85	$—	$902
Intersegment revenue	32	—	—	(32)	—
Total Revenue	$665	$184	$85	$(32)	$902
Adjusted EBITDA	177	(31)	(46)	—	100
Depreciation and amortization				(111)	(111)
Stock-based compensation				(120)	(120)
Operating income (loss)					(131)
Other income (expense), net					(54)
Income (loss) before income taxes					(185)
(Provision) benefit for income taxes					37
Net income (loss)					(148)

(1)
Corporate general and administrative personnel costs of $6 million, $5 million and $6 million for the years ended December 31, 2023, 2022 and 2021, respectively, were allocated to the Viator and TheFork segments.
(2)
Includes allocated corporate general and administrative personnel costs from our Brand Tripadvisor segment of $3 million, $2 million and $3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)
Includes allocated corporate general and administrative personnel costs from our Brand Tripadvisor segment of $3 million, $3 million and $3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(4)
Refer to “Note 7: Accrued Expenses and Other Current Liabilities” for information regarding restructuring and other related reorganization costs.
(5)
The Company expensed $3 million of previously capitalized transaction costs during 2023, to general and administrative expenses on our consolidated statement of operations. The Company considers such costs to be non-recurring in nature.
(6)
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

Product and Geographic Information

We disaggregate revenue into major products and revenue sources, as follows, for the periods presented:

	Year ended December 31,
	2023	2022	2021
Major products/revenue sources (1):	(in millions)
Brand Tripadvisor
Tripadvisor-branded hotels	$659	$650	$451
Media and advertising	145	130	98
Tripadvisor experiences and dining (2)	176	134	70
Other	51	52	46
Total Brand Tripadvisor	1,031	966	665

Viator	737	493	184
TheFork	154	126	85
Intersegment eliminations (2)	(134)	(93)	(32)
Total Revenue	$1,788	$1,492	$902
(1)
Our revenue is recognized primarily at a point in time for all reported segments.
(2)
Tripadvisor experiences and dining revenue within the Brand Tripadvisor segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis.

The Company measures its geographic revenue based on the physical location of the Tripadvisor subsidiary which generates the revenue, which is consistent with our measurement of long-lived physical assets, or property and equipment, net. As such, this geographic classification does not necessarily align with where the consumer resides, where the consumer is physically located while using the Company's services, or the location of the travel service provider, experience operator or restaurant.

The Company’s revenue based on geographic location consists of the following for the periods presented:

	Year ended December 31,
	2023	2022	2021
	(in millions)
Revenue
United States	$1,198	$905	$526
United Kingdom	349	402	259
All other countries	241	185	117
Total revenue	$1,788	$1,492	$902

The Company’s property and equipment, net for the United States and all other countries based on the geographic location of the assets consists of the following as of the dates presented:

	December 31,
	2023	2022
	(in millions)
Property and equipment, net
United States	$147	$156
All other countries	44	38
Total	$191	$194

Customer Concentrations

Refer to “Note 2: Significant Accounting Policies” under the section entitled “Certain Risks and Concentrations” for information regarding our major customer concentrations.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Pursuant to Exchange Act Rule 13a-15(d) or 15d-15(d), management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Tripadvisor, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Tripadvisor, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Boston, Massachusetts

February 16, 2024

Item 9B. Other Information

During the fourth quarter of 2023, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our 2024 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our 2024 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our 2024 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our 2024 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our 2024 Proxy Statement, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023.

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

(b) Exhibits:

				Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit No.	Filing Date
3.1	Restated Certificate of Incorporation of Tripadvisor, Inc.		8-K	001-35362	3.1	12/27/11
3.2	Amended and Restated Bylaws of Tripadvisor, Inc.		8-K	001-35362	3.2	12/27/11
3.3	Amendment No. 1 to Amended and Restated Bylaws of Tripadvisor, Inc.		8-K	001-35362	3.1	2/12/13
4.1	Specimen Tripadvisor, Inc. Common Stock Certificate		S-4/A	333-175828-01	4.6	10/24/11
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	001-35362	4.2	2/19/20
4.3	Indenture, dated July 9, 2020, among Tripadvisor, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (as successor trustee to Wilmington Trust, National Association)		8-K	001-35362	4.1	7/9/20
4.4	Form of Senior Note (included in Exhibit 4.1)		8-K	001-35362	4.2	7/9/20
4.5	Indenture, dated as of March 25, 2021, by and among Tripadvisor, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee		8-K	001-35362	4.1	3/25/21
4.6	Form of 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)		8-K	001-35362	4.2	3/25/21
10.1	Governance Agreement, by and among Tripadvisor, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	001-35362	10.1	12/27/11
10.2	Assignment and Assumption of Governance Agreement by and among Tripadvisor, Inc. and Liberty Tripadvisor Holdings, dated as of August 12, 2014	X
10.3	Tax Sharing Agreement by and between Tripadvisor, Inc. and Expedia, Inc., dated as of December 20, 2011		8-K	001-35362	10.2	12/27/11

10.4+	Tripadvisor, Inc. Deferred Compensation Plan for Non-Employee Directors		S-8	333-178637	4.6	12/20/11
10.5	Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013		10-Q	001-35362	10.1	7/24/13
10.6	Guaranty dated June 20, 2013 by Tripadvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord		10-Q	001-35362	10.2	7/24/13
10.7	Amendment and Restatement Agreement, dated as of June 29, 2023, to the Credit Agreement dated as of June 26, 2015 (as amended as of May 12, 2017, May 5, 2020 and December 17, 2020, among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor, LLC, the other Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	001-35362	10.1	7/6/23
10.8+	Executive Severance Plan and Summary Plan Description		10-Q	001-35362	10.4	8/8/17
10.9+	Form of Option Agreement (Domestic)		10-Q	001-35362	10.2	5/6/21
10.10+	Form of Option Agreement (International)		10-Q	001-35362	10.3	5/6/21
10.11+	Form of Restricted Stock Unit Agreement (Domestic)		10-Q	001-35362	10.1	5/3/23
10.12+	Form of Restricted Stock Unit Agreement (International)		10-Q	001-35362	10.2	5/3/23
10.13+	Form of Restricted Stock Unit Agreement (French)		10-Q	001-35362	10.3	5/3/23
10.14+	Form of Restricted Stock Unit Agreement (Performance Based)		10-Q	001-35362	10.4	5/3/23
10.15+	Form of Restricted Stock Unit Agreement (Non-Employee Directors)		10-Q	001-35362	10.2	8/1/18
10.16	Governance Agreement dated as of November 6, 2019 between Tripadvisor, Inc. and Trip.com Group Limited		8-K	001-35362	10.1	11/6/19
10.17+	Employment Agreement, dated as of March 29, 2021 between Tripadvisor, LLC and Seth Kalvert		10-Q	001-35362	10.7	5/6/21
10.18	Form of Capped Call Confirmation		8-K	001-35362	10.1	3/25/21
10.19+	Employment Letter Agreement dated May 2, 2022 between Tripadvisor LLC and Matt Goldberg		8-K	001-35362	10.1	5/4/22
10.20+	Employment Letter Agreement dated October 10, 2022 between Tripadvisor LLC and Michael Noonan		8-K	001-35362	10.1	10/11/22
10.21+	Tripadvisor, Inc. 2023 Stock and Annual Incentive Plan	X

21.1	Subsidiaries of the Registrant	X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included in signature page)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Tripadvisor, Inc. Incentive Compensation Clawback Policy, dated November 1, 2023	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+ Indicates a management contract or a compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

TRIPADVISOR, INC.
	By:	/s/ MATT GOLDBERG
February 16, 2024		Matt Goldberg Chief Executive Officer and President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 16, 2024.

Signature	Title
/s/ MATT GOLDBERG	Chief Executive Officer, President and Director (Principal Executive Officer)
Matt Goldberg
/s/ MICHAEL NOONAN	Chief Financial Officer (Principal Financial Officer)
Michael Noonan
/s/ GEOFFREY GOUVALARIS	Chief Accounting Officer (Principal Accounting Officer)
Geoffrey Gouvalaris
/s/ GREGORY B. MAFFEI	Chairman of the Board
Gregory B. Maffei /s/ TRYNKA SHINEMAN BLAKE	Director
Trynka Shineman Blake
/s/ JAY C. HOAG	Director
Jay C. Hoag
/s/ BETSY MORGAN	Director
Betsy Morgan
/s/ GREG O’HARA	Director
Greg O’Hara
/s/ JEREMY PHILIPS	Director
Jeremy Philips
/s/ ALBERT E. ROSENTHALER	Director
Albert E. Rosenthaler

Director
Jane Jie Sun
/s/ ROBERT S. WIESENTHAL	Director
Robert S. Wiesenthal