Form 10-Q
period 2024-03-31
TripAdvisor, Inc.
filed 2024-05-08
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding Shares at May 2, 2024
Common Stock, $0.001 par value per share	126,479,828 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended March 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended March 31,
	2024	2023
Revenue (Note 3)	$395	$371

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization as shown separately below)	35	29
Selling and marketing (1)	221	219
Technology and content (1)	76	68
General and administrative (1)	56	48
Depreciation and amortization	22	21
Total costs and expenses	410	385
Operating income (loss)	(15)	(14)
Other income (expense):
Interest expense	(11)	(11)
Interest income	13	11
Other income (expense), net	(3)	(1)
Total other income (expense), net	(1)	(1)
Income (loss) before income taxes	(16)	(15)
(Provision) benefit for income taxes (Note 8)	(43)	(58)
Net income (loss)	$(59)	$(73)

Earnings (loss) per share attributable to common stockholders (Note 12):
Basic	$(0.43)	$(0.52)
Diluted	$(0.43)	$(0.52)
Weighted average common shares outstanding (Note 12):
Basic	138	141
Diluted	138	141

(1) Includes stock-based compensation expense as follows (Note 10):
Selling and marketing	$6	$4
Technology and content	$12	$10
General and administrative	$10	$9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three months ended
	March 31,
	2024	2023
Net income (loss)	$(59)	$(73)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	(10)	4
Reclassification adjustments included in net income (loss), net of tax (1)	3	—
Total other comprehensive income (loss), net of tax	(7)	4
Comprehensive income (loss)	$(66)	$(69)

(1)
Deferred income tax liabilities related to these amounts are not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$1,171	$1,067
Accounts receivable, net (allowance for expected credit losses of $23 and $21, respectively) (Note 4)	248	192
Income taxes receivable (Note 8)	44	—
Prepaid expenses and other current assets	48	38
Total current assets	1,511	1,297
Property and equipment, net of accumulated depreciation of $563 and $551, respectively	189	191
Operating lease right-of-use assets	21	15
Intangible assets, net of accumulated amortization of $202 and $208, respectively	40	43
Goodwill	822	829
Non-marketable investments (Note 4)	32	32
Deferred income taxes, net	78	86
Other long-term assets, net of allowance for credit losses of $10 and $10, respectively (Note 4)	45	44
TOTAL ASSETS	$2,738	$2,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$60	$28
Deferred merchant payables	353	237
Deferred revenue (Note 3)	82	49
Income taxes payable (Note 8)	161	6
Accrued expenses and other current liabilities (Note 5)	236	252
Total current liabilities	892	572
Long-term debt (Note 6)	840	839
Finance lease obligation, net of current portion	49	51
Operating lease liabilities, net of current portion	14	6
Deferred income taxes, net	1	1
Other long-term liabilities (Note 7)	117	197
Total Liabilities	1,913	1,666

Commitments and contingencies (Note 9)
Stockholders’ equity: (Note 11)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 151,237,501 and 149,775,361, respectively
Shares outstanding: 126,343,634 and 124,881,494, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,513	1,493
Retained earnings	212	271
Accumulated other comprehensive income (loss)	(78)	(71)
Treasury stock-common stock, at cost, 24,893,867 and 24,893,867 shares, respectively	(822)	(822)
Total Stockholders’ Equity	825	871
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,738	$2,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended March 31, 2024
							Accumulated
			Class B		Additional		other
	Common stock		common stock		paid-in	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2023	149,775,361	$—	12,799,999	$—	$1,493	$271	$(71)	(24,893,867)	$(822)	$871
Net income (loss)						(59)				(59)
Other comprehensive income (loss), net of tax							(7)			(7)
Issuance of common stock related to exercises of options and vesting of RSUs	1,462,140	—			—					—
Withholding taxes on net share settlements of equity awards					(10)					(10)
Stock-based compensation					30					30
Balance as of March 31, 2024	151,237,501	$—	12,799,999	$—	$1,513	$212	$(78)	(24,893,867)	$(822)	$825

	Three months ended March 31, 2023
							Accumulated
			Class B		Additional		other
	Common stock		common stock		paid-in	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2022	146,891,538	$—	12,799,999	$—	$1,404	$261	$(82)	(18,844,614)	$(722)	$861
Net income (loss)						(73)				(73)
Other comprehensive income (loss), net of tax							4			4
Issuance of common stock related to exercises of options and vesting of RSUs	1,199,295	—			—					—
Withholding taxes on net share settlements of equity awards					(9)					(9)
Stock-based compensation					25					25
Balance as of March 31, 2023	148,090,833	$—	12,799,999	$—	$1,420	$188	$(78)	(18,844,614)	$(722)	$808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended March 31,
	2024	2023
Operating activities:
Net income (loss)	$(59)	$(73)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22	21
Stock-based compensation expense (Note 10)	28	23
Deferred income tax expense (benefit)	8	8
Other, net	6	(1)
Changes in operating assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(69)	(9)
Accounts payable, accrued expenses and other liabilities	19	(26)
Deferred merchant payables	120	107
Income tax receivables/payables, net	31	48
Deferred revenue	33	37
Net cash provided by (used in) operating activities	139	135

Investing activities:
Capital expenditures, including capitalized website development	(16)	(16)
Net cash provided by (used in) investing activities	(16)	(16)

Financing activities:
Payment of withholding taxes on net share settlements of equity awards	(10)	(9)
Payments of finance lease obligation	(2)	(2)
Net cash provided by (used in) financing activities	(12)	(11)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	3
Net increase (decrease) in cash, cash equivalents and restricted cash	104	111
Cash, cash equivalents and restricted cash at beginning of period	1,067	1,021
Cash, cash equivalents and restricted cash at end of period	$1,171	$1,132
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes, net of refunds	$3	$3
Cash paid during the period for interest	$18	$18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

We refer to Tripadvisor, Inc. and our wholly-owned subsidiaries as “Tripadvisor,” “Tripadvisor Group,” “the Company,” “us,” “we,” and “our” in these notes to the unaudited condensed consolidated financial statements.

Description of Business

The Tripadvisor Group operates as a family of brands with a purpose of connecting people to experiences worth sharing. The Company's vision is to be the world’s most trusted source for travel and experiences. The Company operates across three reportable segments: Brand Tripadvisor, Viator, and TheFork. We leverage our brands, technology platforms, and capabilities to connect our large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

Brand Tripadvisor’s purpose is to empower everyone to be a better traveler by serving as the world’s most trusted and essential travel guidance platform. Brand Tripadvisor offers travelers and experience seekers an online global platform for travelers to discover, generate, and share authentic user-generated content (“UGC”) in the form of ratings and reviews for destinations, points-of-interest (“POIs”), experiences, accommodations, restaurants, and cruises in over 40 countries and in more than 20 languages across the world. As of December 31, 2023, Brand Tripadvisor offers more than 1 billion user-generated ratings and reviews on over 8 million experiences, accommodations, restaurants, airlines, and cruises.

Viator enables travelers to discover and book iconic, unique and memorable experiences from operators around the globe. Viator's online marketplace is comprehensive, connecting travelers to bookable tours, activities and attractions—consisting of over 350,000 experiences from more than 55,000 operators as of December 31, 2023.

TheFork provides an online marketplace that enables diners to discover and book online reservations at approximately 55,000 restaurants in 11 countries, as of December 31, 2023, across the U.K. and western and central Europe.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. We prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation, none of which were material to the presentation of the accompanying unaudited condensed consolidated financial statements. Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, previously filed with the SEC (the "2023 Annual Report"). The unaudited condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

As of March 31, 2024, Liberty Tripadvisor Holdings, Inc. (“LTRIP”) beneficially owned approximately 16.4 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute approximately 13% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own approximately 21% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 57% of our voting power. We had no related party transactions with LTRIP during each of the three months ended March 31, 2024 and 2023.

Risks and Uncertainties

Our business was negatively impacted by the risks and uncertainties related to the COVID-19 pandemic and our business would be adversely and materially affected upon a resurgence of COVID-19 or the emergence of any new pandemic or other health crisis that results in reinstated travel bans and/or other government restrictions and mandates. Following the lifting of restrictions in connection with the COVID-19 pandemic, travel demand increased. In addition, the U.S. and other countries have seen significant increased inflation and decreases in discretionary spending patterns by consumers. If macroeconomic conditions deteriorate, consumer demand and spending may decline, we may not be able to pass on increased costs to our customers and our inability or failure to navigate the macroeconomic environment could harm our business, results of operations and financial condition.

Additionally, natural disasters, public health-related events, political instability, geopolitical conflicts, including the evolving events in the Middle East, acts of terrorism, fluctuations in currency values, and changes in global economic conditions are examples of other events that could have a negative impact on the travel industry, and as a result, our financial results in the future.

Accounting Estimates

We use estimates and assumptions in the preparation of our unaudited condensed consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our unaudited condensed consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our unaudited condensed consolidated financial statements is accounting for income taxes. Refer to “Note 8: Income Taxes” for information regarding our significant income tax estimates.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our accounting policies since December 31, 2023, as described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our 2023 Annual Report.

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

NOTE 3: REVENUE RECOGNITION

There have been no material changes to our principal revenue streams, revenue recognition policies, performance obligations, description of and timing of services, or customer payment terms since December 31, 2023, as described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our 2023 Annual Report. There was no significant revenue recognized in the three months ended March 31, 2024 and 2023 related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. The Company expects to complete its performance obligations within one year from the initial transaction date. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective under GAAP, which is to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 13: Segment Information”, our business consists of three reportable segments – (1) Brand Tripadvisor; (2) Viator; and (3) TheFork. A reconciliation of disaggregated revenue to segment revenue is also included below:

	Three months ended March 31,
	2024	2023
Major products/revenue sources (1):	(in millions)
Brand Tripadvisor
Tripadvisor-branded hotels	$159	$168
Media and advertising	33	30
Tripadvisor experiences and dining (2)	36	33
Other	12	13
Total Brand Tripadvisor	240	244

Viator	141	115
TheFork	41	35
Intersegment eliminations (2)	(27)	(23)
Total Revenue	$395	$371

(1)
Our revenue is recognized primarily at a point in time for all reportable segments.
(2)
Tripadvisor experiences and dining revenue within the Brand Tripadvisor segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 13: Segment Information” for a discussion of intersegment revenue for all periods presented.

Deferred Revenue

Contract liabilities generally include payments received in advance of performance under the contract and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet, including amounts that are refundable. As of January 1, 2024 and 2023, we had $49 million and $44 million, respectively, recorded as deferred revenue on our unaudited condensed consolidated balance sheets, of which $28 million was recognized in revenue and $2 million was refunded due to cancellations by travelers, during each of the three months ended March 31, 2024 and 2023. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

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

Cash, Cash Equivalents and Marketable Securities

As of March 31, 2024 and December 31, 2023, we had approximately $1.2 billion and $1.1 billion of cash and cash equivalents, respectively, which consisted of available on demand bank deposits and money market funds, with maturities of 90 days or less at the date of purchase, in each case, with major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of March 31, 2024 or December 31, 2023, and there were no purchases or sales of any marketable securities during and for the three months ended March 31, 2024 and 2023.

The following table shows our cash and cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
	(in millions)
Cash	$820	$820	$820	$685	$685	$685
Level 1:
Money market funds	351	351	351	382	382	382
Total	$1,171	$1,171	$1,171	$1,067	$1,067	$1,067
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

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows for the Euro versus the U.S. Dollar. For the three months ended March 31, 2024 and 2023, our forward contracts were not designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts are carried at fair value on our unaudited condensed consolidated balance sheets as of both March 31, 2024 and December 31, 2023. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statement of operations, which was not material during each of the three months ended March 31, 2024 and 2023.

The following table shows the notional principal amounts of our outstanding derivative instruments for the periods presented:

	March 31, 2024	December 31, 2023
	(in millions)
Foreign currency exchange-forward contracts (1)(2)	$37	$9
(1)
Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.
(2)
The fair value of our outstanding derivatives as of March 31, 2024 and December 31, 2023, respectively, was not material. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the unaudited condensed consolidated balance sheets.

Counterparties to our outstanding forward contracts consist of major global financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We did not enter into any cash flow, fair value or net investment hedges as of March 31, 2024 and December 31, 2023.

Other Financial Assets and Liabilities

As of March 31, 2024 and December 31, 2023, financial instruments not measured at fair value on a recurring basis, including accounts payable, accrued expenses and other current liabilities, and deferred merchant payables, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable, including contract assets, as described below, as well as certain other financial assets, are measured at amortized cost and are carried at cost less an allowance for expected credit losses on our unaudited condensed consolidated balance sheets to present the net amount expected to be collected.

Accounts Receivable, net

The following table provides information about the opening and closing balances of accounts receivable, including contract assets, net of allowance for expected credit losses, from contracts with customers as of the dates presented:

	March 31, 2024	December 31, 2023
	(in millions)
Accounts receivable	223	177
Contract assets	25	15
Total	$248	$192

Accounts receivable are recognized when the right to consideration becomes unconditional, and are recorded net of an allowance for expected credit losses. We record accounts receivable at the invoiced amount. Our customer invoices are generally due from customers 30 days from the time of invoicing. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets during the periods ended March 31, 2024 and December 31, 2023 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

Fair Value of Long-Term Debt

The following table shows the aggregate principal and fair value amount of the 2025 Senior Notes and 2026 Senior Notes as of the dates presented, which are classified as long-term debt on our unaudited condensed consolidated balance sheets and are considered Level 2 fair value measurements. Refer to “Note 6: Debt” for additional information on the 2025 Senior Notes and 2026 Senior Notes.

	March 31, 2024	December 31, 2023
	(in millions)
2025 Senior Notes
Aggregate principal amount	$500	$500
Carrying value amount (1)	497	497
Fair value amount (2)	502	502

2026 Senior Notes
Aggregate principal amount	$345	$345
Carrying value amount (3)	343	342
Fair value amount (2)	323	304
(1)
Net of $3 million of unamortized debt issuance costs as of both March 31, 2024 and December 31, 2023.
(2)
We estimate the fair value of the 2025 Senior Notes and 2026 Senior Notes based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.
(3)
Net of $2 million and $3 million of unamortized debt issuance costs as of March 31, 2024 and December 31, 2023, respectively.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs as of March 31, 2024 and December 31, 2023.

Risks and Concentrations

Our business is subject to certain financial risks and concentrations, including concentration related to dependence on our relationships with our customers. For the year ended December 31, 2023, our two most significant travel partners, Expedia Group, Inc. (and its subsidiaries) and Booking Holdings, Inc. (and its subsidiaries), each accounted for 10% or more of our consolidated revenue and together accounted for approximately 25% of our consolidated revenue, with nearly all of this revenue concentrated in our Brand Tripadvisor segment.

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

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd, which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $30 million as of both March 31, 2024 and December 31, 2023, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During the three months ended March 31, 2024, our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statement of operations was not material, while we recognized a $1 million net loss during the three months ended March 31, 2023. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During both the three months ended March 31, 2024 and 2023, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related-party transactions, and were not material during each of the three months ended March 31, 2024 and 2023.

Other Long-Term Assets

The Company holds collateralized notes (the “Notes Receivable”) issued by a privately held company with a total principal amount of $20 million. The Company has classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due in eight years and remaining 50% due in 10 years from issuance date of June 2020, or the date on which there is a change of control, whichever is earlier. As of both March 31, 2024 and December 31, 2023, the carrying value of the Notes Receivable was $9 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our unaudited condensed consolidated balance sheets at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

Other non-financial assets, such as property and equipment, goodwill, intangible assets, and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements, if necessary, are based predominately on Level 3 inputs.

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	March 31, 2024	December 31, 2023
	(in millions)
Accrued salary, bonus, and other employee-related benefits	$50	$70
Accrued marketing costs	73	67
Interest payable (1)	8	17
Finance lease liability - current portion	6	6
Operating lease liabilities - current portion	8	10
Restructuring and other related reorganization costs (2)	8	13
Non-income taxes payable (3)	17	16
Accrued legal contingencies (4)	10	—
Other	56	53
Total	$236	$252
(1)
Amount relates primarily to unpaid interest accrued on the 2025 Senior Notes. Refer to “Note 6: Debt” for further information.
(2)
During the third quarter of 2023, the Company approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. These actions taken by the Company resulted in reduced global headcount. As a result, the Company incurred estimated pre-tax restructuring and other related reorganization costs of $22 million during the year ended December 31, 2023, consisting primarily of employee severance and related benefits. We expect the majority of remaining unpaid costs as of March 31, 2024 to be disbursed during 2024.

The following table summarizes our restructuring and other related reorganization costs for the three months ended March 31, 2024:

Carrying Value
(in millions)
Accrued liability as of December 31, 2023	$13
Charges	1
Payments	(6)
Accrued liability as of March 31, 2024	$8
(3)
Amount relates primarily to digital service taxes.
(4)
Refer to “Note 9: Commitments and Contingencies” for further information.

NOTE 6: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

March 31, 2024	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
7% 2025 Senior Notes due 2025	$500	$(3)	$497
0.25% Convertible 2026 Senior Notes due 2026	345	(2)	343
Total Long-Term Debt	$845	$(5)	$840

December 31, 2023	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
7% 2025 Senior Notes due 2025	$500	$(3)	$497
0.25% Convertible 2026 Senior Notes due 2026	345	(3)	342
Total Long-Term Debt	$845	$(6)	$839

Credit Facility

We are party to a credit agreement with a group of lenders initially entered into in June 2015 and, most recently, amended and restated in June 2023, which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”). The Credit Facility has a maturity date of June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more, then the maturity date will be such business day).

As of March 31, 2024 and December 31, 2023, we had no outstanding borrowings under the Credit Facility. The Credit Facility also includes $15 million of borrowing capacity available for letters of credit and $40 million for swing-line borrowings on same-day notice. As of March 31, 2024 and December 31, 2023, we had issued $3 million and $4 million, respectively, of undrawn standby letters of credit under the Credit Facility. For the three months ended March 31, 2024 and 2023, total interest expense and commitment fees on our Credit Facility was not material. The Credit Agreement, among other things, requires us to maintain a maximum total net leverage ratio of 4.5 to 1.0 and contains certain customary affirmative and negative covenants and events of default, including a change of control.

2025 Senior Notes

As of March 31, 2024 and December 31, 2023, unpaid interest on the 2025 Senior Notes of $7 million and $16 million, respectively, was included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheets, and $9 million was recorded as interest expense on our unaudited condensed consolidated statements of operations for each of the three months ended March 31, 2024 and 2023.

2026 Senior Notes

During the three months ended March 31, 2024 and 2023, our effective interest rate, including debt issuance costs, was 0.38% and 0.45%, respectively, and total interest expense incurred from the 2026 Senior Notes was not material in any period. As of March 31, 2024 and December 31, 2023, unpaid interest on the 2026 Senior Notes was also not material.

Capped Call Transactions

In connection with the issuance of the 2026 Senior Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2026 Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million.

The Capped Calls are considered indexed to our own stock and are considered equity classified under GAAP, and are included as a reduction to additional paid-in-capital within stockholders’ equity on the unaudited condensed consolidated balance sheets as of both March 31, 2024 and December 31, 2023. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period.

Refer to “Note 8: Debt” in the notes to consolidated financial statements in Item 8 of our 2023 Annual Report, for additional information pertaining to redemption, conversion, and repurchase features or terms regarding the Credit Facility, 2025 Senior Notes, 2026 Senior Notes or Capped Calls.

NOTE 7: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following as of the dates presented:

	March 31, 2024	December 31, 2023
	(in millions)
Unrecognized tax benefits (1)	$74	$153
Deferred gain on equity method investment (2)	25	25
Long-term income taxes payable (3)	15	15
Other	3	4
Total	$117	$197

(1)
Refer to “Note 8: Income Taxes” for information regarding unrecognized tax benefits. Amounts include accrued interest related to this liability.
(2)
Amount relates to long-term portion of a deferred income liability recorded as a result of an equity method investment. Refer to “Note 4: Financial Instruments and Fair Value Measurements” for additional information.
(3)
Amount relates to the long-term portion of transition tax payable related to the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).

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

Our income tax provision was $43 million and $58 million for the three months ended March 31, 2024 and 2023, respectively. The change in our income tax provision during the three months ended March 31, 2024, when compared to the same period in 2023, was primarily the result of an Internal Revenue Service ("IRS") audit settlement for the 2014, 2015, and 2016 tax years, and an adjustment to our existing transfer pricing income tax reserves for subsequent tax years recorded during the three months ended March 31, 2024. Our effective tax rate for the three months ended March 31, 2024 differs from the U.S. federal statutory rate of 21%, primarily due to the reasons noted above.

A reconciliation of the provision (benefit) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows for the periods presented:

	Three months ended March 31,
	2024	2023
	(in millions)
Income tax expense (benefit) at the federal statutory rate	$(3)	$(3)
Unrecognized tax benefits and related interest	1	1
Stock-based compensation	1	2
Change in valuation allowance	3	2
IRS audit settlement	46	31
Transfer pricing reserves adjustment	(4)	24
Other, net	(1)	1
Provision (benefit) for income taxes	$43	$58

Our accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of March 31, 2024, we had an accrued interest liability of $18 million, which was included in unrecognized tax benefits in other long-term liabilities on our unaudited condensed consolidated balance sheet, and no penalties were accrued.

We are currently under examination by the IRS for the 2014 through 2016 and 2018 tax years and have various ongoing audits for foreign and state income tax returns. These audits include questions regarding or review of the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2014. As of March 31, 2024, no material assessments have resulted, except as noted below regarding our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

As disclosed in our 2023 Annual Report, we received Notices of Proposed Adjustments ("NOPA") from the IRS for the 2014, 2015, and 2016 tax years relating to certain transfer pricing arrangements with our foreign subsidiaries. In response, we requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2014 through 2016 tax years. In January 2024, we received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which we accepted in February 2024. In the first quarter of 2024, we recorded additional income tax expense as a discrete item, inclusive of interest, of $46 million related to this settlement on our unaudited condensed consolidated statement of operations. We reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent open tax years during the first quarter of 2024, which resulted in an income tax benefit, inclusive of estimated interest, of $4 million. The net impact of these adjustments resulted in an incremental income tax expense on our unaudited condensed consolidated statement of operations of $42 million for the three months ended March 31, 2024. We anticipate this will result in an estimated net operating cash outflow of $110 million to $120 million, inclusive of related interest expense, to be substantially settled during the second quarter of 2024.

As of December 31, 2023, we had recorded $153 million of unrecognized tax benefits, inclusive of interest, classified as other long-term liabilities on our unaudited condensed consolidated balance sheet. As a result of the Company's acceptance of MAP with the IRS for the years 2014 through 2016, and its impact on other ongoing IRS audits, as described above, we reduced this unrecognized tax benefits liability by $79 million during the three months ended March 31, 2024 by reclassifying this balance to current income taxes payable on our unaudited condensed consolidated balance sheet, representing a short-term payment obligation to the IRS, and increased our current income taxes receivable balance by $40 million, representing anticipated short-term competent authority relief, or payment due from a foreign jurisdiction. In addition, we reduced our long-term income taxes receivable, previously recorded to other long-term assets on our unaudited condensed consolidated balance sheet as of December 31, 2023, which was not material and represented our previous estimate of competent authority relief.

In addition, as disclosed in our 2023 Annual Report, we received a NOPA from the IRS for the 2009, 2010, and 2011 tax years relating to certain transfer pricing arrangements with our foreign subsidiaries. In response, we requested competent authority assistance under MAP for the 2009 through 2011 tax years. In January 2023, we received a final notice from the IRS regarding a MAP resolution agreement for the 2009 through 2011 tax years, which the Company accepted in February 2023. In the first quarter of 2023, we recorded additional income tax expense as a discrete item, inclusive of interest, of $31 million specifically related to this settlement on our unaudited condensed consolidated statement of operations. We reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent tax years at that time during the first quarter of 2023, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The total impact of these adjustments resulted in an incremental income tax expense on our unaudited condensed consolidated statement of operations of $55 million for the three months ended March 31, 2023.

In January 2021, we received from HMRC an issue closure notice relating to adjustments for the 2012 through 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to our worldwide income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. Our policy is to review and update tax reserves as facts and circumstances change.

NOTE 9: COMMITMENTS AND CONTINGENCIES

As of March 31, 2024, there have been no material changes to our commitments and contingencies since December 31, 2023, except as discussed below. Refer to “Note 12: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our 2023 Annual Report.

In the ordinary course of business, we are party to legal, regulatory and administrative matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving, but not limited to, intellectual property rights (including privacy rights and alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer protection matters and data privacy or cybersecurity matters), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. We record the estimated loss in our consolidated statements of operations when (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time, which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business, except for certain known income tax matters discussed in “Note 8: Income Taxes.” However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us. All legal fees incurred by the Company related to any regulatory and legal matters are expensed in the period incurred.

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax matters. We have reserved for potential losses that may result from examinations by, or any negotiated agreements with, these tax authorities. Although we believe our tax estimates are reasonable, the final determination of audits could be materially different from our historical tax provisions and accruals. The results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period for which that determination is made. Refer to “Note 8: Income Taxes” for further information on potential contingencies pertaining to current income tax audits.

As of March 31, 2024, we established an accrual in the amount of $10 million as an estimated potential settlement of a regulatory related matter within our alternative accommodation rentals offering. This accrual is included in general and administrative expenses in our unaudited condensed consolidated statements of operations and accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheet. This accrual is based on our best estimate of probable loss; the ultimate resolution of this contingency may be greater or less than the liability recorded.

NOTE 10: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense and the related income tax benefit included in our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended
	March 31,
	2024	2023
	(in millions)
Selling and marketing	$6	$4
Technology and content	12	10
General and administrative	10	9
Total stock-based compensation	28	23
Income tax benefit from stock-based compensation	(5)	(5)
Total stock-based compensation, net of tax effect	$23	$18

We capitalized $2 million of stock-based compensation expense as website development costs during both the three months ended March 31, 2024 and 2023.

Stock-Based Award Activity and Valuation

2024 Stock Option Activity

A summary of our stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2023	3,927	$35.56
Granted	28	24.82
Exercised (1)	(80)	24.36
Canceled or expired	(188)	50.00
Options outstanding at March 31, 2024	3,687	$34.98	5.0	$8
Exercisable as of March 31, 2024	2,841	$38.34	4.1	$3
Vested and expected to vest after March 31, 2024 (2)	3,541	$35.30	4.9	$8
(1)
Inclusive of approximately 67,000 stock options withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under stock options that were withheld under net share settlement remain in the authorized but unissued pool under the Tripadvisor, Inc. 2023 Stock and Annual Incentive Plan (the “2023 Plan”) and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.
(2)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The weighted-average grant date fair value of stock options issued during the three months ended March 31, 2024 and 2023, using a Black-Scholes Merton option-pricing model, was $13.20 and $11.16, respectively. The total fair value of stock options vested was $3 million and $2 million for the three months ended March 31, 2024 and 2023, respectively. Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of March 31, 2024 was $27.79. The total intrinsic value of stock options exercised was not material for each of the three months ended March 31, 2024 and 2023.

2024 Restricted Stock Units (“RSUs”) Activity

A summary of our RSUs activity, consisting of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2023	11,520	$23.06
Granted	4,938	26.84
Vested and released (1)	(1,873)	23.85
Canceled	(232)	22.62
Unvested RSUs outstanding as of March 31, 2024 (2)	14,353	$24.26	$399

(1)
Inclusive of approximately 424,000 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2023 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.
(2)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

RSUs are measured at fair value based on the quoted price of our common stock at the date of grant. We amortize the grant-date fair value of RSUs as stock-based compensation expense over the vesting term, which is typically over a four-year requisite service period on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of RSUs vested was $45 million and $50 million for the three months ended March 31, 2024 and 2023, respectively.

A summary of our performance-based RSUs ("PSUs") and market-based RSUs (“MSUs”) activity is presented below:

	PSUs (1)			MSUs (2)
		Weighted				Weighted
		Average				Average
		Grant-	Aggregate			Grant-		Aggregate
		Date Fair	Intrinsic			Date Fair		Intrinsic
	Outstanding	Value Per Share	Value	Outstanding		Value Per Share		Value
	(in thousands)		(in millions)	(in thousands)				(in millions)
Unvested and outstanding as of December 31, 2023	519	$18.45		572		$10.35
Granted	575	27.03			―		―
Canceled	(60)	18.45		(81)		9.26
Unvested and outstanding as of March 31, 2024	1,034	$23.22	$29	491		$10.53		$14

(1)
Represents PSUs awarded in February 2023 and February 2024. The February 2023 PSU awards provide for vesting in two equal annual installments on each of December 31, 2024 and December 31, 2025, based on the extent to which the Company achieves certain financial metrics relative to targets established by the Company’s Compensation and Section 16 Committees of its Board of Directors (jointly, the “Compensation Committee”). The February 2024 PSU awards provide for vesting in two equal annual installments on each of December 31, 2025 and December 31, 2026, based on the extent to which the Company achieves certain financial metrics relative to targets established by the Compensation Committee. The estimated grant-date fair value per PSUs were measured based on the quoted price of our common stock at the date of grant, calculated upon the establishment of performance targets, and will be amortized on a straight-line basis over the requisite service period. Based upon actual attainment relative to the target financial metrics, employees have the ability to receive up to 200% of the target number originally granted, or to be issued none at all. Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications, if any.
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

Total current income tax benefits associated with the exercise or settlement of Tripadvisor stock-based awards held by our employees was $4 million and $3 million during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, total unrecognized compensation cost related to stock-based awards, substantially RSUs, was $352 million, which the Company expects to recognize over a weighted-average period of 3.0 years.

NOTE 11: STOCKHOLDERS’ EQUITY

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a share repurchase program. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. The Executive Committee will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and at prices determined to be attractive and in the best interests of both the Company and its stockholders. This share repurchase program, which has a term of two years, does not obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended March 31, 2024, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. As of March 31, 2024, the Company had $225 million remaining available to repurchase shares of its common stock under this share repurchase program.

NOTE 12: EARNINGS PER SHARE

We compute basic earnings per share ("Basic EPS") by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share ("Diluted EPS") by dividing net income (loss) by the sum of the weighted average number of common shares outstanding including the dilutive effect of stock-based awards as determined under the treasury stock method and of our 2026 Senior Notes using the if-converted method, as share settlement is presumed, under GAAP. In periods when we recognize a net loss, we exclude the impact of outstanding stock-based awards and the potential share settlement impact related to the 2026 Senior Notes from the Diluted EPS calculation as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the three months ended March 31, 2024 and 2023, Diluted EPS is the same as Basic EPS, since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Additionally, in periods when the 2026 Senior Notes are dilutive, interest expense, net of tax, is added back to net income (loss) (the “numerator”) to calculate Diluted EPS. The Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of March 31, 2024 and 2023, the market price of a share of our common stock did not exceed the $107.36 cap price.

Below is a reconciliation of the weighted average number of shares of common stock outstanding used in calculating Diluted EPS for the periods presented:

	Three months ended March 31,
	2024	2023
	(shares in thousands and dollars in millions, except per share amounts)
Numerator:
Net income (loss)	$(59)	$(73)
Denominator:
Weighted average shares used to compute Basic EPS	138,438	141,451
Weighted average effect of dilutive securities:
Stock-based awards (Note 10)	—	—
2026 Senior Notes (Note 6)	—	—
Weighted average shares used to compute Diluted EPS	138,438	141,451
Basic EPS	$(0.43)	$(0.52)
Diluted EPS	$(0.43)	$(0.52)

Potential common shares, consisting of outstanding stock options, RSUs, and those issuable under the 2026 Senior Notes, totaling approximately 22.7 million shares and 22.9 million shares for the three months ended March 31, 2024 and 2023, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of performance-based and market-based awards totaling approximately 1.5 million and 1.2 million for the three months ended March 31, 2024 and 2023, respectively, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

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

NOTE 13: SEGMENT INFORMATION

We have three reportable segments: (1) Brand Tripadvisor; (2) Viator; and (3) TheFork. Our Brand Tripadvisor segment includes the following revenue sources: (1) Tripadvisor-branded hotels – consisting of hotel meta revenue, primarily click-based advertising revenue, and also hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue; (2) Media and advertising revenue – consisting primarily of display-based advertising revenue (also referred to as “media advertising”); (3) Tripadvisor experiences and dining revenue – consisting of intercompany (intersegment) revenue related to affiliate marketing commissions earned primarily from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to external revenue generated from Tripadvisor restaurant offerings; and (4) Other revenue – consisting of cruises, alternative accommodation rentals, flights, and rental cars revenue. The nature of the services provided and related revenue recognition policies are summarized by reportable segment in “Note 3: Revenue Recognition.”

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

The following tables present our reportable segment information for the three months ended March 31, 2024 and 2023 and include a reconciliation of adjusted EBITDA to Net income (loss). We record depreciation and amortization, stock-based compensation and other stock-settled obligations, goodwill, long-lived asset and intangible asset impairments, legal reserves and settlements, and non-recurring expenses and income, net, which are excluded from segment operating performance, in "Corporate & Eliminations". In addition, we do not report total assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

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

	Three months ended March 31, 2024
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$213	$141	$41	$—	$395
Intersegment revenue	27	—	—	(27)	—
Total Revenue	$240	$141	$41	$(27)	$395
Adjusted EBITDA	78	(27)	(4)	—	47
Depreciation and amortization				(22)	(22)
Stock-based compensation				(28)	(28)
Legal reserves and settlements (4)				(10)	(10)
Restructuring and other related reorganization costs			(1)		(1)
Non-recurring income (expense) (5)				(1)	(1)
Operating income (loss)					(15)
Other income (expense), net					(1)
Income (loss) before income taxes					(16)
(Provision) benefit for income taxes					(43)
Net income (loss)					(59)

	Three months ended March 31, 2023
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$221	$115	$35	$—	$371
Intersegment revenue	23	—	—	(23)	—
Total Revenue	$244	$115	$35	$(23)	$371
Adjusted EBITDA	72	(30)	(9)	—	33
Depreciation and amortization				(21)	(21)
Stock-based compensation				(23)	(23)
Non-recurring income (expense) (6)				(3)	(3)
Operating income (loss)					(14)
Other income (expense), net					(1)
Income (loss) before income taxes					(15)
(Provision) benefit for income taxes					(58)
Net income (loss)					(73)
(1)
Corporate general and administrative personnel costs of $2 million for both the three months ended March 31, 2024 and 2023, were allocated to the Viator and TheFork segments.
(2)
Includes allocated corporate general and administrative personnel costs from the Brand Tripadvisor segment of $1 million in each of the three months ended March 31, 2024 and 2023.
(3)
Includes allocated corporate general and administrative personnel costs from the Brand Tripadvisor segment of $1 million in each of the three months ended March 31, 2024 and 2023.
(4)
Represents an estimated accrual for the potential settlement of a regulatory related matter of $10 million, expensed during the first quarter of 2024 to general and administrative expenses on our unaudited condensed consolidated statement of operations. Refer to “Note 9: Commitments and Contingencies” for further information.
(5)
The Company expensed certain transaction costs of $1 million during the first quarter of 2024 to general and administrative expenses on our unaudited condensed consolidated statement of operations. The Company considers such costs to be non-recurring in nature.
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

Product Information

Revenue sources within our Brand Tripadvisor segment, consisting of Tripadvisor-branded hotels revenue, Media and advertising revenue, Tripadvisor experiences and dining revenue, and other revenue, along with our Viator and TheFork segment revenue sources, comprise our products. Refer to “Note 3: Revenue Recognition” for our revenue by product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, and the consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Annual Report.

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our 2023 Annual Report, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

The Tripadvisor Group operates as a family of brands with a purpose of connecting people to experiences worth sharing. The Company's vision is to be the world’s most trusted source for travel and experiences. The Company operates across three business segments: Brand Tripadvisor, Viator, and TheFork. We leverage our brands, technology platforms, and capabilities to connect our large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

Brand Tripadvisor’s purpose is to empower everyone to be a better traveler by serving as the world’s most trusted and essential travel guidance platform. Since Tripadvisor’s founding in 2000, Brand Tripadvisor has developed a relationship of trust and community with travelers and experience seekers by providing an online global platform for travelers to discover, generate, and share authentic user-generated content (“UGC”) in the form of ratings and reviews for destinations, points-of-interest (“POIs”), experiences, accommodations, restaurants, and cruises in over 40 countries and in more than 20 languages across the world. Brand Tripadvisor offers more than 1 billion user-generated ratings and reviews on over 8 million experiences, accommodations, restaurants, airlines, and cruises. Brand Tripadvisor’s online platform attracts one of the world’s largest travel audiences, with hundreds of millions of visitors annually.

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

TheFork’s purpose is to deliver happiness through amazing dining experiences. TheFork delivers on its purpose by providing an online marketplace that enables diners to discover and book online reservations at approximately 55,000 restaurants in 11 countries across the U.K. and western and central Europe. TheFork has become an urban, gastronomic guide with a strong community that offers approximately 20 million restaurant reviews.

Our Business Strategy

The Tripadvisor Group operates in a unique position in the travel and experiences ecosystem:

•
Large, global, and growing addressable markets including travel, experiences, and digital advertising;
•
A large, global, and engaged audience making meaningful contributions that reinforces a relationship of trust and community; and

•
A wealth of high-intent data that comes from serving our audience of travelers and experience seekers at different points along their journey – whether they are engaging on our platforms for inspiration on their next experience, planning a trip, or making a purchasing decision.

In our Brand Tripadvisor segment, we offer a compelling value proposition to both travelers and partners across a number of key offerings that include accommodations, experiences, dining, and media. This value proposition is delivered through a collection of durable assets that we believe are difficult to replicate: a trusted brand, authentic UGC, a large community of contributors, and one of the largest global travel audiences. Our strategy in this segment is to leverage these core assets as well as our technology capabilities to provide travelers with a compelling user experience to help make the best decisions in each phase of the travel journey, including pre-trip planning, in-destination, and post-trip sharing. We intend to drive new traveler acquisition and repeat audience engagement on our platform by offering meaningful travel guidance solutions and services that reduce friction in the traveler journey and create a deeper, more persistent relationship with travelers. We evaluate investment opportunities across data, product, marketing, and technology that we believe will improve and diversify the monetization of our audience through deeper engagement, which, in turn, we expect will drive more value to our partners.

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

Trends

The online travel industry in which we operate is large, highly dynamic and competitive. We describe below current trends affecting our overall business and segments, including uncertainties that may impact our ability to execute on our objectives and strategies. Public health-related events, such as a pandemic, political instability, geopolitical conflicts, including the evolving events in the Middle East, acts of terrorism, fluctuations in currency values, and changes in global economic conditions, are examples of other events that could have a negative impact on the travel industry and, as a result, our financial results in the future.

Prior to Google introducing changes to its search engine results page (“SERP”), we generated a significant amount of direct traffic from search engines, such as Google, through strong search engine optimization (“SEO”) performance across all segments. We believe our SEO traffic acquisition performance has been negatively impacted in the past, and may be impacted in the future, by metasearch and search engines (primarily Google) changing their search result placement and underlying algorithms, including to increase the prominence of their own products in search results across our business, most notably within our hotel meta offering within our Brand Tripadvisor segment.

In response to the large underpenetrated market for experiences, Viator continues to invest in marketing to drive awareness and grow market share in this attractive market. Over the long-term, we are focused on driving a greater percentage of our bookings from direct channels. We are doing this by continuing to focus on increasing our brand recognition and improving the user experience across products on our website and mobile app, providing high-quality customer service, and offering leading customer choice for online bookable experiences supply.

The global experiences market is large, growing, and highly fragmented, with the vast majority of bookings still occurring through traditional offline sources. We are observing a secular shift, however, as this market continues to grow and accelerate the pace of online adoption. Likewise, the global restaurants category is also benefiting from increased online adoption by both consumers and restaurant partners, particularly in Europe. Given the competitive positioning of our businesses relative to the attractive growth prospects in these categories, we expect to continue to invest in these categories across the Tripadvisor Group and, in particular, within the Viator and TheFork segments, to continue accelerating revenue growth, operating scale, and market share gains for the long-term.

Recent Developments

As disclosed in our 2023 Annual Report, the Company received a NOPA issued by the IRS for the 2014, 2015, and 2016 tax years during August 2020. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries. We have previously requested competent authority assistance under MAP for these tax years. In January 2024, we received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which we accepted in February 2024. In the first quarter of 2024, we recorded additional income tax expense as a discrete item, inclusive of interest, of $46 million related to this settlement on our unaudited condensed consolidated statement of operations. We reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent open tax years during the first quarter of 2024, which resulted in an income tax benefit, inclusive of estimated interest, of $4 million. The net impact of these adjustments resulted in an incremental income tax expense on our unaudited condensed consolidated statement of operations of $42 million for the three months ended March 31, 2024. We anticipate this will result in an estimated net operating cash outflow of $110 million to $120 million, inclusive of related interest expense, to be substantially settled during the second quarter of 2024.

Refer to “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report for further information regarding potential material contingencies related to ongoing audits regarding income taxes.

Employees

As of March 31, 2024, the Company had approximately 2,829 employees. Approximately 59%, 35%, and 6% of the Company’s current employees are based in Europe, the U.S., and the rest of world (“ROW”), respectively. Additionally, we use independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because they require that management use judgment and estimates in applying those policies. We prepare our consolidated financial statements and accompanying notes in accordance with GAAP. Preparation of the consolidated financial statements and accompanying notes requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. Management bases its estimates on historical experience, when applicable and other assumptions that it believes are reasonable under the circumstances. Actual results may differ from estimates under different assumptions or conditions.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2023 Annual Report.

Significant Accounting Policies and New Accounting Pronouncements

There have been no material changes to our significant accounting policies or new accounting pronouncements that we are required to adopt that may have an impact on our unaudited condensed consolidated financial statements since December 31, 2023, as compared to those described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our 2023 Annual Report.

Statements of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended March 31,		% Change
	2024	2023	2024 vs. 2023
Revenue	$395	$371	6%

Costs and expenses:
Cost of revenue	35	29	21%
Selling and marketing	221	219	1%
Technology and content	76	68	12%
General and administrative	56	48	17%
Depreciation and amortization	22	21	5%
Total costs and expenses:	410	385	6%
Operating income (loss)	(15)	(14)	7%
Other income (expense)
Interest expense	(11)	(11)	0%
Interest income	13	11	18%
Other income (expense), net	(3)	(1)	200%
Total other income (expense), net	(1)	(1)	0%
Income (loss) before income taxes	(16)	(15)	7%
(Provision) benefit for income taxes	(43)	(58)	(26)%
Net income (loss)	$(59)	$(73)	(19)%

Other Financial Data:
Adjusted EBITDA (1)	$47	$33	42%

(1)
Consolidated Adjusted EBITDA is considered a non-GAAP measure as defined by the SEC. Please refer to the “Adjusted EBITDA” discussion below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

	Three months ended March 31,		% Change
	2024	2023	2024 vs. 2023
Revenue by Segment:	(in millions)
Brand Tripadvisor (1)	$240	$244	(2)%
Viator	141	115	23%
TheFork	41	35	17%
Intersegment eliminations (1)	(27)	(23)	17%
Total revenue	$395	$371	6%
Adjusted EBITDA by Segment:
Brand Tripadvisor	$78	$72	8%
Viator	(27)	(30)	(10%)
TheFork	(4)	(9)	(56)%
Total Adjusted EBITDA	$47	$33	42%
Adjusted EBITDA Margin by Segment (2):
Brand Tripadvisor	33%	30%
Viator	(19)%	(26)%
TheFork	(10)%	(26)%

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

Brand Tripadvisor Segment

Brand Tripadvisor segment revenue decreased by $4 million during the three months ended March 31, 2024, when compared to the same period in 2023, primarily due to a decrease in our hotel meta revenue and, to a lesser extent, a decrease in hotel B2B revenue, partially offset by an increase in Tripadvisor experiences revenue and media and advertising revenue.

Adjusted EBITDA in our Brand Tripadvisor segment increased $6 million during the three months ended March 31, 2024 when compared to the same period in 2023, while adjusted EBITDA margin increased by 3 percentage points during the three months ended March 31, 2024 when compared to the same period in 2023. The improvement in adjusted EBITDA was primarily due to a decrease in direct selling and marketing expenses related to search engine marketing (“SEM”) and other online paid traffic acquisition costs of $9 million, and personnel and overhead costs driven by a reduction in headcount related to cost reduction measures taken during 2023. These improvements were partially offset by a decrease in revenue as noted above, and an increase in direct revenue generation costs related to data center and media production costs, primarily in media and advertising. The improvement in adjusted EBITDA margin during the three months ended March 31, 2024 when compared to the same period in 2023, was largely due to the decrease of selling and marketing costs as a percent of revenue related to more efficient marketing spend, primarily generating Tripadvisor experiences revenue.

The following is a detailed discussion of the revenue sources within our Brand Tripadvisor segment:

	Three months ended March 31,		% Change
	2024	2023	2024 vs. 2023
	(in millions)
Brand Tripadvisor:
Tripadvisor-branded hotels	$159	$168	(5%)
% of Brand Tripadvisor revenue*	66%	69%
Media and advertising	33	30	10%
% of Brand Tripadvisor revenue*	14%	12%
Tripadvisor experiences and dining (1)	36	33	9%
% of Brand Tripadvisor revenue*	15%	14%
Other	12	13	(8%)
% of Brand Tripadvisor revenue*	5%	5%
Total Brand Tripadvisor Revenue	$240	$244	(2%)

*Percentages may not total to 100% due to rounding.

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

Tripadvisor-branded Hotels Revenue

Tripadvisor-branded hotels revenue decreased $9 million during the three months ended March 31, 2024 when compared to the same period in 2023, primarily due to a decrease in our hotel meta revenue and, to a lesser extent, a decrease in hotel B2B revenue. The decrease in our hotel meta revenue was primarily driven by our European hotel meta revenue and, to a lesser extent, U.S. and ROW hotel meta revenue, as well as an increased competitive environment in paid online marketing channels and product decisions we have implemented to provide more qualified referrals to our partners, leading to a decrease in click volumes. This decrease in click volumes was partially offset by continued strength in hotel meta monetization in the U.S. and ROW, as cost-per-click (“CPC”) rates remained robust when compared to the same period in 2023.

Media and Advertising Revenue

Media and advertising revenue consists of revenue from display-based advertising (or “media advertising”) across our Tripadvisor Group platform and increased by $3 million during the three months ended March 31, 2024 when compared to the same period in 2023, primarily driven by an increase in marketing spend from our advertisers in correlation with increased consumer demand.

Tripadvisor Experiences and Dining Revenue

Tripadvisor experiences and dining revenue, which includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, are eliminated on a consolidated basis, in addition to revenue earned from Tripadvisor's restaurants service offerings. Tripadvisor experiences and dining revenue increased $3 million during the three months ended March 31, 2024 when compared to the same period in 2023, driven by strong consumer demand for experiences, combined with enhancements to our websites and mobile apps, partially offset by a decline in dining revenue as we move from a sales-led model to a self-service model.

Other Revenue

Other revenue includes alternative accommodation rentals revenue, in addition to click-based advertising and display-based advertising revenue from our cruise, flights, and rental cars offerings on Tripadvisor websites and mobile apps. Other revenue decreased $1 million during the three months ended March 31, 2024 when compared to the same period in 2023 primarily due to a decline in alternative accommodation rentals revenue, partially offset by an increase in cruise revenue.

Viator Segment

Viator segment revenue increased by $26 million during the three months ended March 31, 2024 when compared to the same period in 2023, driven by strong consumer demand for experiences across all geographies, including growth in both bookings and pricing of experiences, as well as, enhancements to our websites and mobile apps. In addition, and to a lesser extent, Viator benefited from incremental demand due to the timing of the Easter holiday, which fell during the first quarter in 2024, while occurring in the second quarter in 2023. Viator is also benefiting from a larger macro trend, as the large global market in which it operates continues to grow and migrate online from traditional offline sources.

Adjusted EBITDA loss in our Viator segment improved by $3 million during the three months ended March 31, 2024 when compared to the same period in 2023, and adjusted EBITDA margin improved by 7 percentage points during the three months ended March 31, 2024 when compared to the same period in 2023. The improvement in adjusted EBITDA was primarily due to an increase in revenue as noted above, partially offset by an increase in selling and marketing expenses related to SEM and other online paid traffic acquisition costs of $15 million, in response to strong consumer demand for experiences and increased investment to grow market share, acquire new customers, and drive brand awareness. In addition, increases in personnel and overhead costs to support business growth related to strong consumer demand and, to a lesser extent, an increase in revenue generation costs resulting from credit card payments in direct correlation with the increase in revenue negatively impacted adjusted EBITDA. The improvement in adjusted EBITDA margin during the three months ended March 31, 2024 when compared to the same period in 2023 was primarily due to the timing of the Easter holiday, as discussed above, and a decrease of selling and marketing costs as a percent of revenue.

TheFork Segment

TheFork segment revenue increased by $6 million during the three months ended March 31, 2024 when compared to the same period in 2023. This improvement was driven by increased consumer demand for dining in Europe, including increased bookings and pricing, during the first quarter of 2024 when compared to the same period in 2023.

Adjusted EBITDA loss in TheFork segment improved by $5 million during the three months ended March 31, 2024 when compared to the same period in 2023, and adjusted EBITDA margin improved by 16 percentage points during the three months ended

March 31, 2024 when compared to the same period in 2023. The improvement in adjusted EBITDA was primarily due to an increase in revenue as noted above and, to a lesser extent, lower personnel and overhead costs. The improvement in adjusted EBITDA margin during the three months ended March 31, 2024 when compared to the same period in 2023, was primarily due to the decrease of selling and marketing costs as a percent of revenue related to more efficient marketing spend and lower personnel and overhead costs.

Consolidated Expenses

Cost of Revenue

Cost of revenue consists of expenses that are directly related or closely correlated to revenue generation, including direct costs, such as credit card and other booking transaction payment fees, data center costs, media production costs, ad serving fees, and other revenue generating costs. In addition, cost of revenue includes personnel and overhead expenses, including salaries, benefits, stock-based compensation and bonuses for certain customer support personnel who are directly involved in revenue generation.

	Three months ended March 31,		% Change
	2024	2023	2024 vs. 2023
	(in millions)
Direct costs	$28	$22	27%
Personnel and overhead	7	7	0%
Total cost of revenue	$35	$29	21%
% of revenue	8.9%	7.8%

Cost of revenue increased $6 million during the three months ended March 31, 2024 when compared to the same period in 2023, primarily due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs in our Viator segment in direct correlation with the increase in revenue, as Viator serves as the merchant of record for the significant majority of its experience booking transactions, as well as increased direct revenue generation costs related to data center costs and media production costs in our Brand Tripadvisor segment.

Selling and Marketing

Selling and marketing expenses consist of direct costs, including traffic generation costs from paid online traffic acquisition costs (including SEM and other online traffic acquisition costs), syndication costs and affiliate marketing commissions, social media costs, brand advertising (including television and other offline advertising), promotions and public relations. In addition, our selling and marketing expenses consist of indirect costs such as personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation, bonuses for sales, sales support, customer support and marketing employees.

	Three months ended March 31,		% Change
	2024	2023	2024 vs. 2023
	(in millions)
Direct costs	$168	$164	2%
Personnel and overhead	53	55	(4%)
Total selling and marketing	$221	$219	1%
% of revenue	55.9%	59.0%

Direct selling and marketing costs increased $4 million during the three months ended March 31, 2024 when compared to the same period in 2023, while direct selling and marketing costs as a percentage of consolidated revenue was 43% during the three months ended March 31, 2024, a slight decrease from 44% when compared to the same period in 2023. This incremental expense was primarily driven by an increase in paid online traffic acquisition costs, including SEM and other paid online traffic acquisition spend, incurred within our Viator segment to capture strong consumer demand, including increased investment within our Viator segment to grow market share, partially offset by a decrease in SEM spend in our Brand Tripadvisor segment.

Personnel and overhead costs decreased $2 million during the three months ended March 31, 2024 when compared to the same period in 2023, primarily driven by a reduction in headcount related to our cost-reduction measures taken during 2023 in our Brand Tripadvisor segment.

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

	Three months ended March 31,		% Change
	2024	2023	2024 vs. 2023
	(in millions)
Personnel and overhead	$67	$60	12%
Other	9	8	13%
Total technology and content	$76	$68	12%
% of revenue	19.2%	18.3%

Technology and content costs increased $8 million during the three months ended March 31, 2024 when compared to the same period in 2023, primarily due to increased personnel and overhead costs resulting from additional headcount to support business growth within the Viator and Brand Tripadvisor segments.

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

	Three months ended March 31,		% Change
	2024	2023	2024 vs. 2023
	(in millions)
Personnel and overhead	$33	$34	(3%)
Professional service fees and other	23	14	64%
Total general and administrative	$56	$48	17%
% of revenue	14.2%	12.9%

General and administrative costs increased $8 million during the three months ended March 31, 2024 when compared to the same period in 2023. Professional service fees and other costs increased $9 million during the three months ended March 31, 2024 when compared to the same period in 2023, primarily due to an estimated accrual for the potential settlement of a regulatory related matter of $10 million during the first quarter of 2024, partially offset by a non-recurring cost incurred of $3 million related to previously capitalized transaction costs during the first quarter of 2023. Personnel and overhead costs decreased $1 million during the three months ended March 31, 2024 when compared to the same period in 2023, primarily driven by a reduction in headcount related to cost reduction measures taken during 2023 in our Brand Tripadvisor segment.

Depreciation and Amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use (“ROU”) assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Three months ended March 31,
	2024	2023
	(in millions)
Depreciation	$20	$19
Amortization of intangible assets	2	2
Total depreciation and amortization	$22	$21
% of revenue	5.6%	5.7%

Depreciation and amortization increased $1 million during the three months ended March 31, 2024 when compared to the same period in 2023, primarily due to an increase in capitalized website development costs in previous periods.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to the Credit Facility, the 2025 Senior Notes, the 2026 Senior Notes, as well as imputed interest on finance leases.

	Three months ended March 31,
	2024	2023
	(in millions)
Interest expense	$(11)	$(11)

Interest expense did not change materially during the three months ended March 31, 2024 when compared to the same period in 2023, as our capital structure did not change significantly. The majority of interest expense reported during the three months ended March 31, 2024 and 2023 was related to the 2025 Senior Notes. Refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on the 2025 Senior Notes.

Interest Income

Interest income primarily consists of interest earned from available on demand bank deposits, term deposits, money market funds, and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Three months ended March 31,
	2024	2023
	(in millions)
Interest income	$13	$11

Interest income increased $2 million during the three months ended March 31, 2024 when compared to the same period in 2023, primarily due to an increase in the average amount of cash invested and increased interest rates received on bank deposits, as well as an increase in interest earned on money market funds during the quarter.

Other Income (Expense), Net

Other income (expense), net generally consists of net foreign exchange gains and losses, forward contract gains and losses, earnings/(losses) from equity method investments, gain/(loss) and impairments on non-marketable investments, gain/(loss) on sale/disposal of businesses, and other non-operating income (expenses).

	Three months ended March 31,
	2024	2023
	(in millions)
Other income (expense), net	$(3)	$(1)

Other expense, net increased $2 million during the three months ended March 31, 2024 when compared to the same period in 2023, primarily due to net foreign exchange gains and losses incurred as a result of foreign currency movements.

(Provision) Benefit for Income Taxes

	Three months ended March 31,
	2024	2023
	(in millions)
(Provision) benefit for income taxes	$(43)	$(58)
Effective tax rate	(268.8%)	(386.7%)

Our first quarter of 2024 effective tax rate differs from the U.S. federal statutory rate of 21%, primarily as a result of a discrete item recorded during the quarter, as described below.

We recorded an income tax provision of $43 million for the three months ended March 31, 2024. The change in our income tax provision and our effective tax rate during the three months ended March 31, 2024, when compared to the same period in 2023, was primarily the result of an IRS audit settlement and the related adjustment to our existing transfer pricing income tax reserves for subsequent tax years, totaling a net of $42 million, recorded during the three months ended March 31, 2024. During the three months ended March 31, 2023, we recorded a net income tax expense of $55 million related to an IRS audit settlement and related adjustment to existing transfer pricing income tax reserves for subsequent tax years. Refer to “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Net income (loss)

	Three months ended March 31,
	2024	2023
	(in millions)
Net income (loss)	$(59)	$(73)
Net income (loss) margin	(14.9%)	(19.7%)

Net loss improved by $14 million during the three months ended March 31, 2024 when compared to the same period in 2023. The improvement in net loss was largely driven by increased revenue, as described in more detail above under “Revenue and Segment Information”, as well as a decrease in income tax expense of $15 million, as described in more detail above under “(Provision) Benefit for Income Taxes”. These improvements were largely offset by increased direct selling and marketing costs in response to strong consumer demand and investment to grow market share in our experiences offerings, increased direct costs from credit card payment and other revenue-related transaction costs in direct correlation with the increase in experiences revenue, increased personnel and overhead costs in technology and content to support the business growth, and an estimated accrual for the potential settlement of a regulatory related matter of $10 million, during the three months ended March 31, 2024, all of which is described in more detail above under “Consolidated Expenses.”

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2024	2023
	(in millions)
Net income (loss)	$(59)	$(73)
Add: Provision (benefit) for income taxes	43	58
Add: Other expense (income), net	1	1
Add: Non-recurring (income) expense (1)	1	3
Add: Restructuring and other related reorganization costs	1	—
Add: Legal reserves and settlements (2)	10	—
Add: Stock-based compensation	28	23
Add: Depreciation and amortization	22	21
Adjusted EBITDA	$47	$33
(1)
The Company expensed certain transaction costs of $1 million during the first quarter of 2024 to general and administrative expenses on our unaudited condensed consolidated statement of operations. The Company expensed $3 million of previously capitalized transaction costs during the first quarter of 2023 to general and administrative expenses on our unaudited condensed consolidated statement of operations. The Company considers such costs to be non-recurring in nature.
(2)
Represents an estimated accrual for the potential settlement of a regulatory related matter of $10 million expensed during the first quarter of 2024 to general and administrative expenses on our unaudited condensed consolidated statement of operations.

Related Party Transactions

For information on our relationship with LTRIP, which may be deemed to beneficially own equity securities representing approximately 57% of our voting power as of March 31, 2024, refer to “Note 1: Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report. We had no related party transactions with LTRIP during the three months ended March 31, 2024 and 2023.

Stock-Based Compensation

Refer to “Note 10: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on current year equity award activity, including the issuance of approximately 4.9 million service-based RSUs with a weighted average grant-date fair value of $26.84 during the three months ended March 31, 2024.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under the Credit Facility. As of March 31, 2024 and December 31, 2023, we had approximately $1.2 billion and $1.1 billion, respectively, of cash and cash equivalents, and $497 million of available borrowing capacity under the Credit Facility. As of March 31, 2024, approximately $192 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which approximately 35% was located in the U.K. As of March 31, 2024, the significant majority of our cash was denominated in U.S. dollars.

As of March 31, 2024, we had $469 million of cumulative undistributed earnings in foreign subsidiaries that are no longer considered to be indefinitely reinvested. As of March 31, 2024, we maintained a deferred income tax liability on our unaudited condensed consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested.

As of March 31, 2024, we are party to a credit agreement, which, among other things, provides for a $500 million revolving credit facility (the “Credit Facility”) with a maturity date of June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more, then the maturity date will be such business day). As of March 31, 2024 and December 31, 2023, we had no outstanding borrowings under the Credit Facility. We are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.25% to 0.40%, on the daily unused portion of the Credit Facility for each fiscal quarter and in connection with the issuance of letters of credit. As of March 31, 2024, our unused revolver capacity was subject to a commitment fee of 0.25%, given the Company’s total net leverage ratio. The Credit Facility, among other things, requires us to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control. As of March 31, 2024 and December 31, 2023, we were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the total net leverage ratio covenant in the future, based on our current projections, we do not believe there is a material risk that we will not remain in compliance throughout the next twelve months.

As of March 31, 2024, the Company had an aggregate outstanding principal amount of $845 million in long-term debt, as a result of the 2025 Senior Notes and 2026 Senior Notes, as discussed below.

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

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a share repurchase program. This share repurchase program, which has a term of two years, does not obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended March 31, 2024, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. As of March 31, 2024, we had $225 million remaining available to repurchase shares of our common stock under this share repurchase program.

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

As discussed in “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report, we received a final notice regarding a MAP resolution agreement for the 2014 through 2016 tax years in January 2024, which the Company subsequently accepted in February 2024. We anticipate that accepting this MAP resolution agreement will result in an estimated net operating cash outflow of $110 million to $120 million, inclusive of related interest expense, to be substantially settled by the Company during the second quarter of 2024.

In addition, we received an issue closure notice from HMRC in the U.K. relating to adjustments for the 2012 through 2016 tax years in January 2021. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. Although the ultimate timing for resolution of this matter is uncertain, any future payments required would negatively impact our operating cash flows.

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

Our cash flows for the three months ended March 31, 2024 and 2023, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
	2024	2023
	(in millions)
Net cash provided by (used in):
Operating activities	$139	$135
Investing activities	(16)	(16)
Financing activities	(12)	(11)

During the three months ended March 31, 2024, our primary source of cash was from operations, while our primary use of cash was from financing activities (including payment of withholding taxes on net share settlements of our equity awards of $10 million), and investing activities (including capital expenditures of $16 million). This use of cash was funded with cash and cash equivalents and cash flows from operations.

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

Net cash provided by operating activities for the three months ended March 31, 2024 increased $4 million when compared to the same period in 2023, primarily due to an improvement in net losses of $14 million and an increase in non-cash items of $13 million, largely offset by a decrease in working capital of $23 million. The decrease in working capital was primarily driven by the timing of collection of cash from customers and timing of vendor payments, and to a lesser extent, an increase in cash received from deferred merchant payables resulting from cash received in advance for experiences bookings, reflecting experiences bookings growth and the timing of when cash is received from travelers and then remitted to experience operators.

Net cash used in investing and financing activities for the three months ended March 31, 2024 was materially consistent when compared to the same period in 2023.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2023. As of March 31, 2024, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report for a discussion of our contractual obligations and commercial commitments.

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

Refer to “Note 8: Income Taxes” and “Note 9: Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on other potential contingencies, including ongoing audits by the IRS and various other domestic and foreign tax authorities, and other tax and legal matters.

Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been developing its “two pillar” project to address certain perceived tax challenges arising from digitalization of the economy. This OECD project, if and however implemented by all participating countries, will result in significant changes to the international taxation system under which our current income tax obligations are determined. Pillar Two of this project calls for a minimum income tax rate on corporations of 15% and has begun to be implemented by a significant number of countries starting in 2024. The OECD and implementing countries are expected to continue to offer further guidance on the impact of Pillar Two on their respective local corporate income tax rules, however, such impact for the Company is not expected to be material at this time. The Company will continue to monitor developments to determine any potential impact of Pillar Two in the countries in which we operate.

Pillar One, which would reallocate profits from the largest and most profitable businesses to countries where the customers of those businesses are located, remains under discussion at the OECD, and its implementation remains uncertain. If implemented, Pillar One would potentially result in the removal of unilateral digital services tax initiatives, such as those enacted in France, Italy, Spain, and the U.K. In July 2023, more than 138 countries and jurisdictions agreed to refrain from imposing newly enacted digital service tax initiatives or similar measures before December 31, 2024, provided the Pillar One negotiations have made sufficient progress by the end of 2023. In December 2023, the OECD Inclusive Framework reaffirmed their commitment to achieve a consensus-based solution and to complete the multilateral agreement by June 2024, thereby extending the standstill on new digital service tax initiatives. Furthermore, certain U.S. states, such as Maryland, have deployed comparable digital services tax initiatives. We will continue to monitor these developments to determine the financial impact to the Company. During the three months ended March 31, 2024 and 2023, we recorded $3 million and $2 million, respectively, of digital service tax to general and administrative expense on our unaudited condensed consolidated statement of operations.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our unaudited condensed consolidated balance sheet, which was not material as of March 31, 2024. As of March 31, 2024, $469 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the three months ended March 31, 2024 since December 31, 2023. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our 2023 Annual Report.

Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. We are exposed to market risks primarily due to our international operations, our ongoing investment and financial activities, as well as changes in economic conditions in all significant markets in which we operate. The risk of loss can be assessed from the perspective of adverse changes in our future earnings, cash flows, fair values of our assets, and financial condition. Our exposure to market risk, at any point in time, may include risks related to any borrowings under the Credit Facility, outstanding debt related to the 2025 Senior Notes and 2026 Senior Notes, derivative instruments, capped calls, cash and cash equivalents, short-term and long-term marketable securities, if any, accounts receivable, intercompany receivables/payables, accounts payable, deferred merchant payables and other balances and transactions denominated in foreign currencies. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage and attempt to mitigate our exposure to such risks.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are party to legal, regulatory and administrative matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving, but not limited to, intellectual property rights (including privacy rights and alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer protection matters and data privacy or cybersecurity matters), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. We record the estimated loss in our consolidated statements of operations when (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time, which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business, except for certain known income tax matters as discussed in “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Refer to Part I, Item 1A, “Risk Factors” in our 2023 Annual Report for a description of the risks and uncertainties which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. During the quarter ended March 31, 2024, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2024, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

During the quarter ended March 31, 2024, we did not repurchase any shares of our common stock under our existing share repurchase program. As of March 31, 2024, we had $225 million remaining available to repurchase shares of our common stock under our existing authorized share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the first quarter of 2024, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K).

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

May 8, 2024