Form 10-Q
period 2024-06-30
TripAdvisor, Inc.
filed 2024-08-06
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding Shares at July 31, 2024
Common Stock, $0.001 par value per share	125,837,794 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended June 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue (Note 3)	$497	$494	$892	$865

Costs and expenses:
Cost of revenue (1) (exclusive of depreciation and amortization as shown separately below)	46	41	81	70
Selling and marketing (1)	263	270	484	488
Technology and content (1)	75	71	151	139
General and administrative (1)	56	47	112	96
Depreciation and amortization	21	21	42	42
Total costs and expenses	461	450	870	835
Operating income (loss)	36	44	22	30
Other income (expense):
Interest expense	(11)	(11)	(22)	(22)
Interest income	13	12	25	22
Other income (expense), net	—	(1)	(3)	(1)
Total other income (expense), net	2	—	—	(1)
Income (loss) before income taxes	38	44	22	29
(Provision) benefit for income taxes (Note 8)	(14)	(20)	(57)	(78)
Net income (loss)	$24	$24	$(35)	$(49)

Earnings (loss) per share attributable to common stockholders (Note 12):
Basic	$0.17	$0.17	$(0.25)	$(0.35)
Diluted	$0.17	$0.17	$(0.25)	$(0.35)
Weighted average common shares outstanding (Note 12):
Basic	139	140	139	141
Diluted	145	145	139	141

(1) Includes stock-based compensation expense as follows (Note 10):
Cost of revenue	$—	$—	$1	$1
Selling and marketing	$6	$4	$11	$8
Technology and content	$13	$10	$25	$20
General and administrative	$15	$11	$24	$19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$24	$24	$(35)	$(49)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	—	(1)	(10)	3
Reclassification adjustments included in net income (loss), net of tax (1)	—	—	3	—
Total other comprehensive income (loss), net of tax	—	(1)	(7)	3
Comprehensive income (loss)	$24	$23	$(42)	$(46)

(1) Deferred income tax liabilities related to these amounts are not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$1,176	$1,067
Accounts receivable, net (allowance for expected credit losses of $25 and $21, respectively) (Note 4)	253	192
Income taxes receivable (Note 8)	45	—
Prepaid expenses and other current assets	65	38
Total current assets	1,539	1,297
Property and equipment, net of accumulated depreciation of $569 and $551, respectively	189	191
Operating lease right-of-use assets	19	15
Intangible assets, net of accumulated amortization of $204 and $208, respectively	39	43
Goodwill	822	829
Non-marketable investments (Note 4)	31	32
Deferred income taxes, net	95	86
Other long-term assets, net of allowance for credit losses of $10 and $10, respectively (Note 4)	45	44
TOTAL ASSETS	$2,779	$2,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39	$28
Deferred merchant payables	444	237
Deferred revenue (Note 3)	86	49
Income taxes payable (Note 8)	43	6
Accrued expenses and other current liabilities (Note 5)	304	252
Total current liabilities	916	572
Long-term debt (Note 6)	841	839
Finance lease obligation, net of current portion	47	51
Operating lease liabilities, net of current portion	13	6
Deferred income taxes, net	1	1
Other long-term liabilities (Note 7)	104	197
Total Liabilities	1,922	1,666

Commitments and contingencies (Note 9)
Stockholders’ equity: (Note 11)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0, respectively
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 152,027,428 and 149,775,361, respectively
Shares outstanding: 125,767,176 and 124,881,494, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,546	1,493
Retained earnings	236	271
Accumulated other comprehensive income (loss)	(78)	(71)
Treasury stock-common stock, at cost, 26,260,252 and 24,893,867 shares, respectively	(847)	(822)
Total Stockholders’ Equity	857	871
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,779	$2,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended June 30, 2024
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of March 31, 2024	151,237,501	$—	12,799,999	$—	$1,513	$212	$(78)	(24,893,867)	$(822)	$825
Net income (loss)						24				24
Other comprehensive income (loss), net of tax							—			—
Issuance of common stock related to exercises of options and vesting of RSUs	789,927	—			—					—
Repurchase of common stock (Note 11)								(1,366,385)	(25)	(25)
Withholding taxes on net share settlements of equity awards					(4)					(4)
Stock-based compensation					37					37
Balance as of June 30, 2024	152,027,428	$—	12,799,999	$—	$1,546	$236	$(78)	(26,260,252)	$(847)	$857

	Six months ended June 30, 2024
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2023	149,775,361	$—	12,799,999	$—	$1,493	$271	$(71)	(24,893,867)	$(822)	$871
Net income (loss)						(35)				(35)
Other comprehensive income (loss), net of tax							(7)			(7)
Issuance of common stock related to exercises of options and vesting of RSUs	2,252,067	—			—					—
Repurchase of common stock (Note 11)								(1,366,385)	(25)	(25)
Withholding taxes on net share settlements of equity awards					(14)					(14)
Stock-based compensation					67					67
Balance as of June 30, 2024	152,027,428	$—	12,799,999	$—	$1,546	$236	$(78)	(26,260,252)	$(847)	$857

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

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six months ended June 30,
	2024	2023
Operating activities:
Net income (loss)	$(35)	$(49)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42	42
Stock-based compensation expense (Note 10)	61	48
Deferred income tax expense (benefit)	(9)	(9)
Other, net	8	3
Changes in operating assets and liabilities, net:
Accounts receivable, net, prepaid expenses and other assets	(90)	(40)
Accounts payable, accrued expenses and other liabilities	65	33
Deferred merchant payables	212	230
Income tax receivables/payables, net	(100)	(61)
Deferred revenue	36	43
Net cash provided by (used in) operating activities	190	240

Investing activities:
Capital expenditures, including capitalized website development	(31)	(31)
Net cash provided by (used in) investing activities	(31)	(31)

Financing activities:
Repurchase of common stock (Note 11)	(25)	(75)
Payment of financing costs related to Credit Facility	—	(3)
Payment of withholding taxes on net share settlements of equity awards	(14)	(12)
Payments of finance lease obligation	(4)	(3)
Net cash provided by (used in) financing activities	(43)	(93)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	109	120
Cash, cash equivalents and restricted cash at beginning of period	1,067	1,021
Cash, cash equivalents and restricted cash at end of period	$1,176	$1,141
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes, net of refunds	$165	$149
Cash paid during the period for interest	$20	$20

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

As of June 30, 2024, Liberty Tripadvisor Holdings, Inc. (“LTRIP”) beneficially owned approximately 16.4 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute approximately 13% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own approximately 21% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 57% of our voting power. We had no related party transactions with LTRIP during each of the three and six months ended June 30, 2024 and 2023.

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

Seasonality

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital; while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as significant shifts in our business mix, adverse economic conditions, public health-related events, as well as other factors.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our accounting policies since December 31, 2023, as described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our 2023 Annual Report.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance requiring entities to provide additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. The new accounting guidance requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024, and should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently considering our timing of adoption and are in the process of evaluating the impact of adopting this newly issued accounting rule on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued new accounting guidance which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted, including adoption in any interim period. We will adopt this guidance with our Annual Report on Form 10-K for the year ended December 31, 2024. The Company is in the process of evaluating changes which may be required to support our future reportable segment disclosures in order to comply with this new guidance, including evaluation of internal reporting, operational processes, controls, and other areas. We will continue to provide updates related to the adoption of this new standard, as known.

NOTE 3: REVENUE RECOGNITION

There have been no material changes to our principal revenue streams, revenue recognition policies, performance obligations, description of and timing of services, or customer payment terms since December 31, 2023, as described under “Note 2: Significant Accounting Policies” in the notes to consolidated financial statements in Item 8 of our 2023 Annual Report. There was no significant revenue recognized in the three and six months ended June 30, 2024 and 2023, related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. The Company expects to complete its performance obligations within one year from the initial transaction date. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective under GAAP, which is to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 13: Segment Information,” our business consists of three reportable segments – (1) Brand Tripadvisor; (2) Viator; and (3) TheFork. A reconciliation of disaggregated revenue to segment revenue is also included below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Major products/revenue sources (1):	(in millions)
Brand Tripadvisor:
Tripadvisor-branded hotels	$150	$174	$309	$343
Media and advertising	41	42	73	72
Tripadvisor experiences and dining (2)	48	50	84	83
Other	11	13	24	25
Total Brand Tripadvisor	250	279	490	523

Viator	244	216	385	331
TheFork	42	38	83	73
Intersegment eliminations (2)	(39)	(39)	(66)	(62)
Total Revenue	$497	$494	$892	$865
(1)
Our revenue is recognized primarily at a point in time for all reportable segments.
(2)
Tripadvisor experiences and dining revenue within the Brand Tripadvisor segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 13: Segment Information” for a discussion of intersegment revenue for all periods presented.

Deferred Revenue

Contract liabilities generally include payments received in advance of performance under the contract and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet, including amounts that are refundable. As of January 1, 2024, we had $49 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $10 million and $38 million was recognized as revenue during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2024, refunds due to cancellations by travelers were $1 million and $3 million, respectively. As of January 1, 2023, we had $44 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $8 million and $36 million was recognized as revenue during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2023, refunds due to cancellations by travelers were $1 million and $3 million, respectively. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

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

Cash, Cash Equivalents and Marketable Securities

As of June 30, 2024 and December 31, 2023, we had approximately $1.2 billion and $1.1 billion of cash and cash equivalents, respectively, which consisted of available on demand bank deposits and money market funds, with maturities of 90 days or less at the date of purchase, in each case, with major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of June 30, 2024 or December 31, 2023, and there were no purchases or sales of any marketable securities during and for the three and six months ended June 30, 2024 and 2023.

The following table shows our cash and cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
	(in millions)
Cash	$861	$861	$861	$685	$685	$685
Level 1:
Money market funds	315	315	315	382	382	382
Total	$1,176	$1,176	$1,176	$1,067	$1,067	$1,067
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

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows for the Euro versus the U.S. Dollar. For the three and six months ended June 30, 2024 and 2023, our forward contracts were not designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts are carried at fair value on our unaudited condensed consolidated balance sheets as of both June 30, 2024 and December 31, 2023. We measure the fair value of outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statement of operations, which was not material during any of the periods presented.

The following table shows the notional principal amounts of our outstanding derivative instruments for the periods presented:

	June 30, 2024	December 31, 2023
	(in millions)
Foreign currency exchange-forward contracts (1) (2)	$33	$9
(1)
Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.
(2)
The fair value of our outstanding derivatives as of June 30, 2024 and December 31, 2023, respectively, was not material. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the unaudited condensed consolidated balance sheets.

Counterparties to our outstanding forward contracts consist of major global financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We did not enter into any cash flow, fair value or net investment hedges as of June 30, 2024 or December 31, 2023.

Other Financial Assets and Liabilities

As of June 30, 2024 and December 31, 2023, financial instruments not measured at fair value on a recurring basis including accounts payable, accrued expenses and other current liabilities, and deferred merchant payables, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable, including contract assets as described below, as well as certain other financial assets, are measured at amortized cost and are carried at cost less an allowance for expected credit losses on our unaudited condensed consolidated balance sheets to present the net amount expected to be collected.

Accounts Receivable, net

The following table provides information about the opening and closing balances of accounts receivable, including contract assets, net of allowance for expected credit losses, from contracts with customers as of the dates presented:

	June 30, 2024	December 31, 2023
	(in millions)
Accounts receivable	$227	$177
Contract assets	26	15
Total	$253	$192

Accounts receivable are recognized when the right to consideration becomes unconditional, and are recorded net of an allowance for expected credit losses. We record accounts receivable at the invoiced amount. Our customer invoices are generally due from customers 30 days from the time of invoicing. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. During the periods ended June 30, 2024 and December 31, 2023, there were no significant changes in contract assets related to business combinations, impairments, cumulative catch-ups or other material adjustments.

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

	June 30, 2024	December 31, 2023
	(in millions)
2025 Senior Notes
Aggregate principal amount	$500	$500
Carrying value amount (1)	498	497
Fair value amount (2)	502	502

2026 Senior Notes
Aggregate principal amount	$345	$345
Carrying value amount (1)	343	342
Fair value amount (2)	314	304
(1)
Net of $2 million and $3 million of unamortized debt issuance costs as of June 30, 2024 and December 31, 2023, respectively.
(2)
We estimate the fair value of the 2025 Senior Notes and 2026 Senior Notes based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs as of June 30, 2024 and December 31, 2023.

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

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd., which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $29 million and $30 million as of June 30, 2024 and December 31, 2023, respectively, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During both the six months ended June 30, 2024 and 2023, we recognized $1 million, representing our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statements of operations. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During the three and six months ended June 30, 2024 and 2023, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related-party transactions, and were not material during the three and six months ended June 30, 2024 and 2023.

Other Long-Term Assets

The Company holds collateralized notes (the “Notes Receivable”) issued by a privately held company with a total principal amount of $20 million. The Company has classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due in eight years and the remaining 50% due 10 years from the issuance date of June 2020, or the date on which there is a change in control, whichever is earlier. As of both June 30, 2024 and December 31, 2023, the carrying value of the Notes Receivable was $9 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our unaudited condensed consolidated balance sheets at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

Other non-financial assets, such as property and equipment, goodwill, intangible assets, and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements, if necessary, are based predominately on Level 3 inputs.

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	June 30, 2024	December 31, 2023
	(in millions)
Accrued salary, bonus, and other employee-related benefits	$53	$70
Accrued marketing costs	125	67
Interest payable (1)	17	17
Finance lease liability - current portion	6	6
Operating lease liabilities - current portion	7	10
Restructuring and other related reorganization costs (2)	5	13
Non-income taxes payable (3)	17	16
Accrued legal contingencies (4)	10	—
Other	64	53
Total	$304	$252
(1)
Amount relates primarily to unpaid interest accrued on the 2025 Senior Notes. Refer to “Note 6: Debt” for further information.
(2)
During the third quarter of 2023, the Company approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. These actions taken by the Company resulted in reduced global headcount. As a result, the Company incurred estimated pre-tax restructuring and other related reorganization costs of $22 million during the year ended December 31, 2023, consisting primarily of employee severance and related benefits. We expect the majority of remaining unpaid costs as of June 30, 2024 to be disbursed during 2024.

The following table summarizes our restructuring and other related reorganization costs for the six months ended June 30, 2024:

Carrying Value
(in millions)
Accrued liability as of December 31, 2023	$13
Charges	1
Payments	(8)
Other	(1)
Accrued liability as of June 30, 2024	$5

(3)
Amount relates primarily to digital service taxes.
(4)
Refer to "Note 9: Commitments and Contingencies" for further information.

NOTE 6: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

June 30, 2024	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
7.00% 2025 Senior Notes due 2025	$500	$(2)	$498
0.25% Convertible 2026 Senior Notes due 2026	345	(2)	343
Total Long-Term Debt	$845	$(4)	$841

December 31, 2023	Outstanding Principal Amount	Unamortized Debt Issuance Costs	Carrying Value
(in millions)
Long-Term Debt:
7.00% 2025 Senior Notes due 2025	$500	$(3)	$497
0.25% Convertible 2026 Senior Notes due 2026	345	(3)	342
Total Long-Term Debt	$845	$(6)	$839

Credit Facility

We are party to a credit agreement with a group of lenders initially entered into in June 2015 and, amended and restated in June 2023 (the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”). The Credit Facility has a maturity date of June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more, then the maturity date will be such business day).

As of June 30, 2024 and December 31, 2023, we had no outstanding borrowings under the Credit Facility. The Credit Facility also includes $15 million of borrowing capacity available for letters of credit and $40 million for swing-line borrowings on same-day notice. As of June 30, 2024 and December 31, 2023, we had issued $3 million and $4 million, respectively, of undrawn standby letters of credit under the Credit Facility. For both the three and six months ended June 30, 2024 and 2023, total interest expense and commitment fees on our Credit Facility was not material. The Credit Agreement, among other things, requires us to maintain a maximum total net leverage ratio of 4.5 to 1.0 and contains certain customary affirmative and negative covenants and events of default, including a change of control.

On July 8, 2024, the Company entered into the First Amendment to its Credit Agreement (the “Amendment”). Among other things, the Amendment provides for a new $500 million term loan B credit facility maturing July 8, 2031, with an interest rate based on SOFR plus 2.75% (the “Term Loan B Facility”). On July 15, 2024, the Company used proceeds from the Term Loan B Facility, to fully redeem the $500 million of outstanding debt related to our 2025 Senior Notes. Refer to “Note 14: Subsequent Events” for more information about the Amendment and the Term Loan B Facility.

2025 Senior Notes

As of both June 30, 2024 and December 31, 2023, unpaid interest on the 2025 Senior Notes of $16 million was included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheets, and $9 million and $18 million was recorded as interest expense on our unaudited condensed consolidated statements of operations during both the three and six months ended June 30, 2024 and 2023, respectively.

On July 15, 2024, as noted above, the Company redeemed all $500 million aggregate principal amount of the Company’s outstanding 2025 Senior Notes. Refer to “Note 14: Subsequent Events” for more information about the redemption of the 2025 Senior Notes.

2026 Senior Notes

During the three and six months ended June 30, 2024 and 2023, our effective interest rate, including debt issuance costs, was approximately 0.40% and 0.50%, respectively, and total interest expense incurred from the 2026 Senior Notes was not material in any period. As of June 30, 2024 and December 31, 2023, unpaid interest on the 2026 Senior Notes was also not material.

Capped Call Transactions

In connection with the issuance of the 2026 Senior Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2026 Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million.

The Capped Calls are considered indexed to our own stock and are considered equity classified under GAAP, and therefore included as a reduction to additional paid-in-capital within stockholders’ equity on the unaudited condensed consolidated balance sheets as of both June 30, 2024 and December 31, 2023. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period.

Refer to “Note 8: Debt” in the notes to consolidated financial statements in Item 8 of our 2023 Annual Report, for additional information pertaining to redemption, conversion, and repurchase features or terms regarding the Credit Facility, 2025 Senior Notes, 2026 Senior Notes or Capped Calls.

NOTE 7: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following as of the dates presented:

	June 30, 2024	December 31, 2023
	(in millions)
Unrecognized tax benefits (1)	$76	$153
Deferred gain on equity method investment (2)	24	25
Long-term income taxes payable (3)	—	15
Other	4	4
Total	$104	$197
(1)
Refer to “Note 8: Income Taxes” for information regarding unrecognized tax benefits. Amounts include accrued interest related to this liability.
(2)
Amount relates to long-term portion of a deferred income liability recorded as a result of an equity method investment. Refer to “Note 4: Financial Instruments and Fair Value Measurements” for additional information.
(3)
Amount relates to the long-term portion of transition tax payable related to the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"), which was reclassified to current income taxes payable on our unaudited condensed consolidated balance sheet during the second quarter of 2024, reflecting its anticipated payment within the next twelve months.

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

Our income tax provision was $14 million and $57 million for the three and six months ended June 30, 2024, respectively, and our income tax provision was $20 million and $78 million for the three and six months ended June 30, 2023, respectively. The change in our income tax provision during the six months ended June 30, 2024, when compared to the same period in 2023, was primarily the result of an Internal Revenue Service ("IRS") audit settlement for the 2014 through 2016 tax years, and an adjustment to our existing transfer pricing income tax reserves for subsequent tax years recorded during the three months ended March 31, 2024, as discussed below. Our effective tax rate for the three months ended June 30, 2024 differs from the U.S. federal statutory rate of 21%, primarily due to state taxes and unfavorable stock-based compensation tax effects. Our effective tax rate for the six months ended June 30, 2024 differs from the U.S. federal statutory rate of 21%, primarily due to the result of an IRS audit settlement as noted above.

A reconciliation of the provision (benefit) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows for the periods presented:

	Six months ended June 30,
	2024	2023
	(in millions)
Income tax expense (benefit) at the federal statutory rate	$5	$6
State income taxes, net of effect of federal tax benefit	2	3
Unrecognized tax benefits and related interest	1	4
Stock-based compensation	4	6
Research tax credit	(2)	(1)
Change in valuation allowance	(2)	5
IRS audit settlement	45	31
Transfer pricing reserves adjustment	(4)	24
Other, net	8	—
Provision (benefit) for income taxes	$57	$78

Our accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of June 30, 2024, we had an accrued interest liability of $19 million, which was included in unrecognized tax benefits in other long-term liabilities on our unaudited condensed consolidated balance sheet, and no penalties were accrued.

We are currently under examination by the IRS for the 2014 through 2016 and 2018 tax years and have various ongoing audits for foreign and state income tax returns. These audits include questions regarding or review of the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. As of June 30, 2024, no material assessments have resulted, except as noted below regarding our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

As disclosed in our 2023 Annual Report, we received Notices of Proposed Adjustments ("NOPA") from the IRS for the 2014 through 2016 tax years relating to certain transfer pricing arrangements with our foreign subsidiaries. In response, we requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2014 through 2016 tax years. In January 2024, we received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which we accepted in February 2024. During the six months ended June 30, 2024, we recorded additional income tax expense as a discrete item, inclusive of interest, of $45 million related to this settlement on our unaudited condensed consolidated statement of operations, including $46 million recorded during the first quarter of 2024. We reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent open tax years during the first quarter of 2024, which resulted in an income tax benefit, inclusive of estimated interest, of $4 million. During the three months ended June 30, 2024, we made a payment to the IRS of $141 million, inclusive of estimated interest, to satisfy this audit settlement. We anticipate a competent authority refund from a foreign jurisdiction and certain federal tax benefits, net of state tax payments due, associated with this IRS audit settlement which will be substantially settled in the next twelve months, resulting in an estimated net cash inflow of $25 million to $35 million, inclusive of related interest. This anticipated refund is reflected in the current income taxes receivable balance of $45 million, partially offset by a lesser amount in income taxes payable consisting of anticipated state tax payments on our unaudited condensed consolidated balance sheet as of June 30, 2024.

As of December 31, 2023, we had recorded $153 million of unrecognized tax benefits, inclusive of interest, classified as other long-term liabilities on our unaudited condensed consolidated balance sheet. As a result of our acceptance of MAP with the IRS for the 2014 through 2016 tax years, and its impact on other ongoing IRS audits, as described above, we reduced this unrecognized tax benefits liability by $79 million during the three months ended March 31, 2024 by reclassifying this balance to current income taxes payable on our unaudited condensed consolidated balance sheet, representing a short-term payment obligation to the IRS, which was subsequently paid during the three months ended June 30, 2024, as noted above.

In addition, as disclosed in our 2023 Annual Report, we received a NOPA from the IRS for the 2009 through 2011 tax years relating to certain transfer pricing arrangements with our foreign subsidiaries. In response, we also requested competent authority assistance under MAP for the 2009 through 2011 tax years. In January 2023, we received a final notice from the IRS regarding a MAP resolution agreement for the 2009 through 2011 tax years, which the Company accepted in February 2023. In the first quarter of 2023, we recorded additional income tax expense as a discrete item, inclusive of interest, of $31 million specifically related to this settlement on our unaudited condensed consolidated statement of operations. We reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent tax years at that time during the first quarter of 2023, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The total impact of these adjustments resulted in an incremental income tax expense on our unaudited condensed consolidated statement of operations of $55 million for the three months ended March 31, 2023. During the three months ended June 30, 2023, we made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to the Tax Sharing Agreement with Expedia.

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

NOTE 9: COMMITMENTS AND CONTINGENCIES

As of June 30, 2024, there have been no material changes to our commitments and contingencies since December 31, 2023, except as discussed below. Refer to “Note 12: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our 2023 Annual Report.

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

As of June 30, 2024, we have an accrual in the amount of $10 million in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheet, as an estimated potential settlement of a regulatory related matter within our alternative accommodation rentals offering. This amount was accrued during the three months ended March 31, 2024, and is included in general and administrative expenses in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2024. This accrual is based on our best estimate of probable loss; the ultimate resolution of this contingency may be greater or less than the liability recorded.

NOTE 10: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense and the related income tax benefit included in our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Total stock-based compensation expense	$34	$25	$61	$48
Income tax benefit from stock-based compensation	(7)	(5)	(12)	(10)
Total stock-based compensation expense, net of tax	$27	$20	$49	$38

We capitalized $3 million and $6 million of stock-based compensation expense as website development costs during the three and six months ended June 30, 2024, respectively, and $3 million and $5 million during the three and six months ended June 30, 2023, respectively.

Stock-Based Award Activity and Valuation

2024 Stock Option Activity

A summary of our stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2023	3,927	$35.56
Granted	42	25.50
Exercised (1)	(80)	24.36
Canceled or expired	(234)	48.13
Options outstanding at June 30, 2024	3,655	$34.88	4.7	$—
Exercisable as of June 30, 2024	2,900	$37.90	3.8	$—
Vested and expected to vest after June 30, 2024 (2)	3,655	$34.88	4.7	$—

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

Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The weighted-average grant date fair value of stock options issued during the six months ended June 30, 2024 and 2023, using a Black-Scholes Merton option-pricing model, was $13.64 and $10.46, respectively. The total fair value of stock options vested was $4 million for both the six months ended June 30, 2024 and 2023, respectively. Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of June 30, 2024 was $17.81. The total intrinsic value of stock options exercised was not material for the six months ended June 30, 2024 and 2023.

2024 Restricted Stock Units ("RSUs") Activity

A summary of our RSUs activity, consisting of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2023	11,520	$23.06
Granted	5,314	26.49
Vested and released (1)	(2,859)	23.89
Canceled	(907)	24.31
Unvested RSUs outstanding as of June 30, 2024 (2)	13,068	$24.19	$233
(1)
Inclusive of approximately 620,000 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2023 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.
(2)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

RSUs are measured at fair value based on the quoted price of our common stock at the date of grant. We amortize the grant-date fair value of RSUs as stock-based compensation expense over the vesting term, which is typically over a four-year requisite service period on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of RSUs vested was $68 million and $71 million for the six months ended June 30, 2024 and 2023, respectively.

A summary of our performance-based RSUs ("PSUs") and market-based RSUs (“MSUs”) activity is presented below:

	PSUs (1)			MSUs (2)
		Weighted			Weighted
		Average			Average
		Grant-	Aggregate		Grant-	Aggregate
		Date Fair	Intrinsic		Date Fair	Intrinsic
	Outstanding	Value Per Share	Value	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)	(in thousands)		(in millions)
Unvested and outstanding as of December 31, 2023	519	$18.45		572	$10.35
Granted	575	27.03		—	—
Canceled	(157)	21.69		(81)	9.26
Unvested and outstanding as of June 30, 2024	937	$23.17	$17	491	$10.53	$9

(1)
Represents PSUs awarded in February 2023 and March 2024. The February 2023 PSU awards provide for vesting in two equal annual installments on each of December 31, 2024 and December 31, 2025, if and to the extent the Company achieves pre-determined revenue and adjusted EBITDA metrics (each weighted 50%) established by the Compensation Committee and Section 16 Committee of its Board of Directors (jointly, the "Compensation Committees"). The March 2024 PSU awards provide for vesting in two equal annual installments on each of December 31, 2025 and December 31, 2026, if and to the extent the Company achieves pre-determined revenue and adjusted EBITDA metrics (each weighted 50%) established by the Compensation Committees. The estimated grant-date fair values per PSU were measured based on the quoted price of our common stock at the date of grant, calculated upon the establishment of performance targets, and will be amortized on a straight-line basis over the requisite service period. Based upon actual attainment relative to the target financial metrics, employees have the ability to receive up to 200% of the target number originally granted, or to be issued none at all. Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications, if any.
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

Total current income tax benefits associated with the exercise or settlement of Tripadvisor stock-based awards held by our employees was $4 million and $7 million during the three and six months ended June 30, 2024, respectively, and $3 million and $6 million during the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, total unrecognized compensation cost related to stock-based awards, substantially RSUs, was $307 million, which the Company expects to recognize over a weighted-average period of 2.8 years.

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

During the three months ended June 30, 2024, we repurchased 1,366,385 shares of our outstanding common stock at an average price of $18.28 per share, exclusive of fees and commissions, or $25 million in the aggregate. As of June 30, 2024, the Company had $200 million remaining available to repurchase shares of its common stock under this share repurchase program. During the three months ended June 30, 2023, we repurchased 4,724,729 shares of our outstanding common stock at an average price of $15.85 per share, exclusive of fees and commissions, or $75 million in the aggregate, which completed a previous share repurchase program.

For the three and six months ended June 30, 2024 and 2023, any excise tax on share repurchases was not material.

NOTE 12: EARNINGS PER SHARE

We compute basic earnings per share ("Basic EPS") by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share ("Diluted EPS") by dividing net income (loss) by the sum of the weighted average number of common shares outstanding including the dilutive effect of stock-based awards as determined under the treasury stock method and of the 2026 Senior Notes using the if-converted method, as share settlement is presumed, under GAAP. In periods when we recognize a net loss, we exclude the impact of outstanding stock-based awards and the potential share settlement impact related to the 2026 Senior Notes from the Diluted EPS calculation as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the six months ended June 30, 2024 and 2023, Diluted EPS is the same as Basic EPS since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Additionally, in periods when the 2026 Senior Notes are dilutive, interest expense, net of tax, is added back to net income (loss) (the “numerator”) to calculate Diluted EPS. The Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of June 30, 2024 and 2023, the market price of a share of our common stock did not exceed the $107.36 cap price.

Below is a reconciliation of the weighted average number of shares of common stock outstanding used in calculating Diluted EPS for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(shares in thousands and $ in millions, except per share amounts)
Numerator:
Net income (loss) (1)	$24	$24	$(35)	$(49)
Denominator:
Weighted average shares used to compute Basic EPS	139,234	139,881	138,836	140,666
Weighted average effect of dilutive securities:
Stock-based awards (Note 10)	1,310	560	—	—
2026 Senior Notes (Note 6)	4,674	4,674	—	—
Weighted average shares used to compute Diluted EPS	145,218	145,115	138,836	140,666
Basic EPS	$0.17	$0.17	$(0.25)	$(0.35)
Diluted EPS	$0.17	$0.17	$(0.25)	$(0.35)
(1)
Interest expense, net of taxes, related to the 2026 Senior Notes which was included in the Diluted EPS calculation for both the three months ended June 30, 2024 and 2023 was not material.

Potential common shares, consisting of outstanding stock options, RSUs, and those issuable under the 2026 Senior Notes, totaling approximately 13.5 million shares and 22.1 million shares for the three and six months ended June 30, 2024, respectively, and approximately 16.1 million shares and 22.4 million shares for the three and six months ended June 30, 2023, respectively, have been excluded from the Diluted EPS calculation because their effect would have been antidilutive. In addition, potential common shares from certain performance-based awards of approximately 1.5 million shares for both the three and six months ended June 30, 2024, respectively, and approximately 1.1 million shares for both the three and six months ended June 30, 2023, respectively, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

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

NOTE 13: SEGMENT INFORMATION

We have three reportable segments: (1) Brand Tripadvisor; (2) Viator; and (3) TheFork. Our Brand Tripadvisor segment includes the following revenue sources: (1) Tripadvisor-branded hotels – consisting of hotel meta revenue, primarily click-based advertising revenue, and also hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue; (2) Media and advertising revenue – consisting primarily of display-based advertising revenue (also referred to as “media advertising”); (3) Tripadvisor experiences and dining revenue – consisting of intercompany (intersegment) revenue related to affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to external revenue generated from Tripadvisor restaurant service offerings; and (4) Other revenue – consisting of cruises, alternative accommodation rentals, flights, and rental cars revenue. The nature of the services provided and related revenue recognition policies are summarized by reportable segment in “Note 3: Revenue Recognition.”

Our operating segments are determined based on how our chief executive officer, who also serves as our chief operating decision maker (“CODM") manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of resources. Adjusted EBITDA is our segment profit measure and a key measure used by our CODM and Board of Directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. We define adjusted EBITDA as net income (loss) plus: (1) (provision) benefit for income taxes; (2) other income (expense), net; (3) depreciation and amortization; (4) stock-based compensation and other stock-settled obligations; (5) goodwill, long-lived asset, and intangible assets impairments; (6) legal reserves and settlements, including indirect tax reserves related to audit settlements and the impact of one-time changes resulting from enacted tax legislation; (7) restructuring and other related reorganization costs; and (8) non-recurring expenses and income.

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

The following tables present our reportable segment information for the three and six months ended June 30, 2024 and 2023 and include a reconciliation of adjusted EBITDA to Net income (loss). We record depreciation and amortization, stock-based compensation and other stock-settled obligations, goodwill, long-lived asset and intangible asset impairments, legal reserves and settlements, and non-recurring expenses and income, net, which are excluded from segment operating performance, in "Corporate & Eliminations". In addition, we do not report total assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

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

	Three months ended June 30, 2024
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$211	$244	$42	$—	$497
Intersegment revenue	39	—	—	(39)	—
Total Revenue	$250	$244	$42	$(39)	$497
Adjusted EBITDA	84	10	3	—	97
Depreciation and amortization				(21)	(21)
Stock-based compensation				(34)	(34)
Legal reserves and settlements (4)	—	—	—	(4)	(4)
Non-recurring income (expense) (5)				(2)	(2)
Operating income (loss)					36
Other income (expense), net					2
Income (loss) before income taxes					38
(Provision) benefit for income taxes					(14)
Net income (loss)					$24

	Three months ended June 30, 2023
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$240	$216	$38	$—	$494
Intersegment revenue	39	—	—	(39)	—
Total Revenue	$279	$216	$38	$(39)	$494
Adjusted EBITDA	96	(2)	(4)	—	90
Depreciation and amortization				(21)	(21)
Stock-based compensation				(25)	(25)
Operating income (loss)					44
Other income (expense), net					—
Income (loss) before income taxes					44
(Provision) benefit for income taxes					(20)
Net income (loss)					$24

	Six months ended June 30, 2024
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$424	$385	$83	$—	$892
Intersegment revenue	66	—	—	(66)	—
Total Revenue	$490	$385	$83	$(66)	$892
Adjusted EBITDA	161	(18)	—	—	143
Depreciation and amortization				(42)	(42)
Stock-based compensation				(61)	(61)
Legal reserves and settlements (6)	—	—	—	(14)	(14)
Restructuring and other related reorganization costs	—	—	(1)	—	(1)
Non-recurring income (expense) (5)				(3)	(3)
Operating income (loss)					22
Other income (expense), net					—
Income (loss) before income taxes					22
(Provision) benefit for income taxes					(57)
Net income (loss)					$(35)

	Six months ended June 30, 2023
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$461	$331	$73	$—	$865
Intersegment revenue	62	—	—	(62)	—
Total Revenue	$523	$331	$73	$(62)	$865
Adjusted EBITDA	168	(31)	(14)	—	123
Depreciation and amortization				(42)	(42)
Stock-based compensation				(48)	(48)
Non-recurring income (expense) (7)				(3)	(3)
Operating income (loss)					30
Other income (expense), net					(1)
Income (loss) before income taxes					29
(Provision) benefit for income taxes					(78)
Net income (loss)					$(49)
(1)
Corporate general and administrative personnel costs of $2 million and $4 million for the three and six months ended June 30, 2024, respectively, and $2 million and $3 million for the three and six months ended June 30, 2023, respectively, were allocated to the Viator and TheFork segments.
(2)
Includes allocated corporate general and administrative personnel costs from our Brand Tripadvisor segment of $1 million and $2 million for the three and six months ended June 30, 2024, respectively, and $1 million for both the three and six months ended June 30, 2023.
(3)
Includes allocated corporate general and administrative personnel costs from our Brand Tripadvisor segment of $1 million and $2 million for the three and six months ended June 30, 2024, respectively, and $1 million and $2 million for the three and six months ended June 30, 2023, respectively.
(4)
Represents a one-time charge of $4 million during the second quarter of 2024, resulting from enacted tax legislation in Canada during June 2024 related to digital services taxes, which requires retrospective application back to January 1, 2022, reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations. This amount represents the one-time retrospective liability for the periods prior to April 1, 2024, while the liability for the three months ended June 30, 2024 and all prospective periods are and will be included within adjusted EBITDA, respectively.
(5)
The Company expensed certain transaction related costs of $2 million and $3 million during the three and six months ended June 30, 2024, respectively, to general and administrative expenses on our unaudited condensed consolidated statement of operations. The Company considers such costs to be non-recurring in nature.
(6)
Includes a one-time charge of $4 million during the second quarter of 2024, resulting from enacted tax legislation in Canada during June 2024 related to digital services taxes, which requires retrospective application back to January 1, 2022, as noted above. In addition, this amount includes an estimated accrual for the potential settlement of a regulatory related matter of $10 million, expensed during the first quarter of 2024. Refer to "Note 9: Commitments and Contingencies" for further information. These costs are reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations.
(7)
The Company expensed $3 million of previously capitalized transaction related costs during the first quarter of 2023 to general and administrative expenses on our unaudited condensed consolidated statement of operations. The Company considers such costs to be non-recurring in nature.

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

NOTE 14: SUBSEQUENT EVENT

On July 8, 2024, the Company entered into the Amendment to its Credit Facility with a group of lenders, initially entered into in June 2015 and, most recently, the Credit Agreement in June 2023 (as amended by the Amendment, the “Amended Credit Agreement”) and closed on the Term Loan B Facility. The Amendment provides for the new $500 million Term Loan B Facility maturing July 8, 2031, with an interest rate based on SOFR plus 2.75%. The Term Loan B Facility was offered at 99.75% of par and is required to be paid down at 1.00% of the aggregate principal amount per year. On July 15, 2024, proceeds from the Term Loan B Facility were used to redeem the $500 million aggregate principal amount of the Company’s outstanding 2025 Senior Notes. Any term not otherwise defined herein shall have the meaning ascribed to it in the Amended Credit Agreement.

The Amended Credit Agreement includes terms similar to those under the original Credit Agreement subject to certain changes and, among other things:

•
Implements the Term Loan B Facility;

•
Makes certain adjustments to the definition of “Consolidated EBITDA”;
•
Increases the Available Amount by the portion of excess cash flow and asset sale, casualty and condemnation mandatory prepayments declined by lenders under the Term Loan B Facility, which may be used to make restricted payments and investments;
•
Adds a separate dollar basket not to exceed the greater of $195 million and 50% of Consolidated EBITDA for capital leases and purchase money debt;
•
Adds a separate “ratio debt” basket for additional indebtedness up to 3.5 times pro forma Total Net Leverage Ratio, subject to certain customary limitations; and
•
Adds customary extension and modification and refinancing facility provisions.

The Amended Credit Agreement includes certain customary restrictions on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, grant additional liens, and make investments, acquisitions, dispositions, distributions, and other payments, with certain exceptions as more specifically described in the Amended Credit Agreement. The Term Loan B Facility has no financial covenant.

The Amended Credit Agreement contains customary events of default and modifies the cross-default provision so that the Term Loan B Facility includes a customary cross-acceleration event of default with the revolving facility under the Amended Credit Agreement. If an event of default occurs and is continuing, then, among other things, the lenders may declare any outstanding obligations under the Amended Credit Agreement to be immediately due and payable and exercise their rights and remedies against the collateral. The obligations under the Amended Credit Agreement are secured by substantially all assets, whether personal, tangible or intangible, of the Company and the Subsidiary Loan Parties as granted under the Security Documents.

Refer to “Note 6: Debt” for further information.

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

The Brand Tripadvisor segment plays an important role in our portfolio. For over two decades, we believe we have built difficult to replicate assets such as a trusted brand, authentic content, a large community of contributors, and one of the largest global travel audiences available. Our long-term strategy for the Brand Tripadvisor segment builds on our heritage and the reasons hundreds of millions of travelers come to Tripadvisor each year. Fundamental to this strategy will be: (1) innovating and enhancing world-class travel guidance and planning products to help travelers make confident decisions in a world where it is hard to find advice you can trust; (2) prioritizing deeper engagement with travelers, increasing members, and repeat customers by leveraging our rich data and technology assets to provide more relevant, curated, and contextual content throughout the traveler journey; and (3) driving a step change in the value we can deliver to our partners by accelerating and diversifying the monetization of our valuable audience across key categories, including hotel meta, media advertising, and experiences.

In our Viator and TheFork segments, we provide two-sided marketplaces that connect travelers and diners to operators of bookable experiences and restaurants, respectively. Within our Viator and TheFork segments, we are investing in growth, future scale, and market share gains to accelerate our market leadership position, while improving unit economics on both sides of the marketplace that provide visibility to sustainable future profitability. This means driving awareness and higher quality audience engagement, which we believe will drive greater repeat bookings, more direct traffic, and translate into improved unit economics over time. Our investments on both sides of our marketplace, as well as in our primary offerings, are intended to deliver a differentiated value proposition that we believe will drive sustainable market leadership as our partners, operators, and travelers find themselves in an increasingly competitive marketplace environment. We are focused on continuing to grow both our supplier base and our user base by offering innovative tools and features on our branded platforms, and through continued awareness of our brand through marketing efforts.

We are focused on executing initiatives across the Tripadvisor Group through organic investment in data, products, marketing and technology to further enhance the value we deliver to travelers and partners across our brands, platforms, and segments. In addition, we may accelerate growth inorganically by opportunistically pursuing strategic acquisitions.

Trends

The online travel industry in which we operate is large, highly dynamic and increasingly competitive. We describe below current trends affecting our overall business and segments, including uncertainties that may impact our ability to execute on our objectives and strategies. Public health-related events, such as a pandemic, political instability, geopolitical conflicts, including the evolving events in the Middle East, acts of terrorism, fluctuations in currency values, and changes in global economic conditions, are examples of other events that could have a negative impact on the travel industry and, as a result, our financial results in the future.

Prior to Google introducing changes to its search engine results page (“SERP”), we generated a significant amount of direct traffic from search engines, including Google, through strong search engine optimization (“SEO”) performance across all segments. We believe our SEO traffic acquisition performance has been negatively impacted in the past, and may be impacted in the future, by metasearch and search engines (primarily Google) changing their search result placement and underlying algorithms, including to increase the prominence of their own products in search results across our business, most notably within our hotel meta offering within our Brand Tripadvisor segment.

In response to the large underpenetrated market for experiences, Viator continues to invest in marketing to drive awareness and grow market share. Over the long-term, we are focused on driving a greater percentage of our bookings from direct channels. We are doing this by continuing to focus on increasing our brand recognition and improving the user experience across products on our website and mobile app, providing high-quality customer service, and offering leading customer choice for online bookable experiences supply.

The global experiences market is large, growing, and highly fragmented, with the vast majority of bookings still occurring through traditional offline sources. We are observing a secular shift, however, as this market continues to grow and accelerate the pace of online adoption. Likewise, the global restaurants category is also benefiting from increased online adoption by both consumers and restaurant partners, particularly in Europe. Given the competitive positioning of our businesses relative to the attractive growth prospects in these categories, we expect to continue to invest in these categories across Tripadvisor Group and, in particular, within the Viator and TheFork segments, to continue accelerating revenue growth, operating scale, and market share gains for the long-term.

Recent Developments

As disclosed in our 2023 Annual Report, in August 2023, we received a NOPA from the IRS for the 2014 through 2016 tax years relating to certain transfer pricing arrangements with our foreign subsidiaries. In response, we requested competent authority assistance under the MAP for the 2014 through 2016 tax years. In January 2024, we received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which we accepted in February 2024. During the six months ended June 30, 2024, we recorded additional income tax expense as a discrete item, inclusive of interest, of $45 million related to this settlement on our unaudited condensed consolidated statement of operations, including $46 million recorded during the first quarter of 2024. We reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent open tax years during the first quarter of 2024, which resulted in an income tax benefit, inclusive of estimated interest, of $4 million. During the three months ended June 30, 2024, we made a payment to the IRS of $141 million, inclusive of estimated interest, to satisfy this audit settlement. We anticipate a competent authority refund from a foreign jurisdiction and certain federal tax benefits, net of state tax payments due, associated with this IRS audit settlement which will be substantially settled in the next twelve months, resulting in an estimated net cash inflow of $25 million to $35 million, inclusive of related interest. Refer to “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report for further information regarding potential material contingencies related to ongoing audits regarding income taxes.

On July 8, 2024, the Company entered into an Amendment to its Credit Facility. The Amendment provides for a new $500 million term loan B credit facility maturing July 8, 2031, with an interest rate based on SOFR plus 2.75% (the “Term Loan B Facility”). The Term Loan B Facility was offered at 99.75% of par and is required to be paid down at 1.00% of the aggregate principal amount per year. Subsequently, on July 15, 2024, the Company used proceeds from the Term Loan B Facility, to redeem the $500 million aggregate principal amount of the Company’s outstanding 2025 Senior Notes. Refer to “Note 14: Subsequent Events” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Employees

As of June 30, 2024, the Company had approximately 2,850 employees. Approximately 59%, 35%, and 6% of the Company’s current employees are based in Europe, the U.S., and the rest of world (“ROW”), respectively. Additionally, we use independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

Seasonality

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore our revenue and operating profits, have also historically followed a seasonal pattern. Our financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital; while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as significant shifts in our business mix, adverse economic conditions, public health-related events, as well as other factors.

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

Significant Accounting Policies and New Accounting Pronouncements

There have been no material changes to our significant accounting policies or new accounting pronouncements that we are required to adopt that may have an impact on our unaudited condensed consolidated financial statements since December 31, 2023, as compared to those described under “Note 2: Significant Accounting Policies,” in the notes to consolidated financial statements in Item 8 of our 2023 Annual Report.

Statements of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Revenue	$497	$494	1%	$892	$865	3%

Costs and expenses:
Cost of revenue	46	41	12%	81	70	16%
Selling and marketing	263	270	(3)%	484	488	(1)%
Technology and content	75	71	6%	151	139	9%
General and administrative	56	47	19%	112	96	17%
Depreciation and amortization	21	21	0%	42	42	0%
Total costs and expenses:	461	450	2%	870	835	4%
Operating income (loss)	36	44	(18)%	22	30	(27)%
Other income (expense):
Interest expense	(11)	(11)	0%	(22)	(22)	0%
Interest income	13	12	8%	25	22	14%
Other income (expense), net	—	(1)	n.m.	(3)	(1)	200%
Total other income (expense), net	2	—	n.m.	—	(1)	n.m.
Income (loss) before income taxes	38	44	(14%)	22	29	(24)%
(Provision) benefit for income taxes	(14)	(20)	(30%)	(57)	(78)	(27)%
Net income (loss)	$24	$24	0%	$(35)	$(49)	(29)%

Other Financial Data:
Adjusted EBITDA (1)	$97	$90	8%	$143	$123	16%

n.m. = not meaningful

(1)
Consolidated Adjusted EBITDA is considered a non-GAAP measure as defined by the SEC. Please refer to the “Adjusted EBITDA” discussion below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Revenue by Segment:	($ in millions)			($ in millions)
Brand Tripadvisor (1)	$250	$279	(10)%	$490	$523	(6)%
Viator	244	216	13%	385	331	16%
TheFork	42	38	11%	83	73	14%
Intersegment eliminations (1)	(39)	(39)	0%	(66)	(62)	6%
Total revenue	$497	$494	1%	$892	$865	3%
Adjusted EBITDA by Segment:
Brand Tripadvisor	$84	$96	(13)%	$161	$168	(4)%
Viator	10	(2)	n.m.	(18)	(31)	(42%)
TheFork	3	(4)	n.m.	—	(14)	n.m.
Total Adjusted EBITDA	$97	$90	8%	$143	$123	16%
Adjusted EBITDA Margin by Segment (2):
Brand Tripadvisor	34%	34%		33%	32%
Viator	4%	(1)%		(5)%	(9)%
TheFork	7%	(11)%		0%	(19)%

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

Brand Tripadvisor Segment

Brand Tripadvisor segment revenue decreased by $29 million and $33 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to a decrease in our hotel meta revenue and, to a lesser extent, a decrease in hotel B2B revenue.

Adjusted EBITDA in our Brand Tripadvisor segment decreased by $12 million and $7 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, while adjusted EBITDA margin remained constant and increased 1 percentage point during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023. The decrease in Adjusted EBITDA was primarily due to a decrease in revenue as noted above, and to a lesser extent, an increase in brand advertising costs, direct revenue generation costs related to data center and media production costs, primarily in media and advertising, partially offset by a decrease in direct selling and marketing expenses related to online paid traffic acquisition costs, and personnel and overhead costs driven by a reduction in headcount related to cost reduction measures taken during 2023. The improvement in adjusted EBITDA margin during the six months ended June 30, 2024, when compared to the same period in 2023, was largely due to the decrease of selling and marketing costs as a percent of revenue, partially offset by an increase in cost of revenue direct costs and technology and content personnel costs as a percent of revenue.

The following is a detailed discussion of the revenue sources within our Brand Tripadvisor segment:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	($ in millions)			($ in millions)
Brand Tripadvisor:
Tripadvisor-branded hotels	$150	$174	(14%)	$309	$343	(10%)
% of Brand Tripadvisor revenue*	60%	62%		63%	66%
Media and advertising	41	42	(2%)	73	72	1%
% of Brand Tripadvisor revenue*	16%	15%		15%	14%
Tripadvisor experiences and dining (1)	48	50	(4%)	84	83	1%
% of Brand Tripadvisor revenue*	19%	18%		17%	16%
Other	11	13	(15%)	24	25	(4%)
% of Brand Tripadvisor revenue*	4%	5%		5%	5%
Total Brand Tripadvisor Revenue	$250	$279	(10%)	$490	$523	(6%)

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

Tripadvisor-branded Hotels Revenue

Tripadvisor-branded hotels revenue decreased by $24 million and $34 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to a decrease in our hotel meta revenue and, to a lesser extent, a decrease in hotel B2B revenue, as the Company transitions from a sales-led model to a self-service model. The decrease in our hotel meta revenue was primarily driven by declines in our U.S. and European hotel meta revenue and, to a lesser extent, ROW hotel meta revenue, primarily due to weaker demand due to increased competition in paid online marketing channels and continued headwinds impacting free channels, or SEO, during the second quarter of 2024, contributing to a decrease in click volumes.

Media and Advertising Revenue

Media and advertising revenue consists of revenue from display-based advertising (or “media advertising”) across our Tripadvisor Group platform and decreased $1 million during the three months ended June 30, 2024, and increased $1 million during the six months ended June 30, 2024, when compared to the same periods in 2023, partially due to the timing of certain advertising campaigns.

Tripadvisor Experiences and Dining Revenue

Tripadvisor experiences and dining revenue, which includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, are eliminated on a consolidated basis, in addition to revenue earned from Tripadvisor's restaurants service offerings. Tripadvisor experiences and dining revenue decreased $2 million during the three months ended June 30, 2024, when compared to the same period in 2023, primarily due to a decline in dining revenue as we move from a sales-led model to a self-service model, and to a lesser extent some deceleration in experiences growth during the second quarter. Tripadvisor experiences and dining revenue increased $1 million during the six months ended June 30, 2024, when compared to the same period in 2023, driven by experiences revenue, mostly offset by a decline in dining revenue as we move from a sales-led model to a self-service model, as noted above.

Other Revenue

Other revenue includes alternative accommodation rentals revenue, in addition to click-based advertising and display-based advertising revenue from our cruise, flights, and rental cars offerings on Tripadvisor websites and mobile apps. Other revenue decreased $2 million and $1 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to a decline in alternative accommodation rentals revenue, partially offset by an increase in cruise revenue.

Viator Segment

Viator segment revenue increased by $28 million and $54 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, driven by consumer demand for experiences across all geographies, driving growth in bookings. The increase in revenue during the three months ended June 30, 2024, when compared to the same period in 2023, was slightly offset by the timing of the Easter holiday during the second quarter of 2023, while the Easter holiday occurred during the first quarter in 2024, and as noted above, some deceleration in growth in the Brand Tripadvisor point-of-sale during the second quarter of 2024. We continue to believe that Viator is benefiting from a larger macro trend, as the large global market in which it operates continues to grow and migrate online from traditional offline sources.

Adjusted EBITDA in our Viator segment improved by $12 million and $13 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, and adjusted EBITDA margin improved by 5 percentage points and 4 percentage points during three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023. These improvements in adjusted EBITDA were primarily due to increased leverage as we scale the business and drive greater bookings from more profitable repeat customers. These improvements were partially offset by our continued investment in marketing in response to consumer demand for experiences and increased investment to grow market share, acquire new customers, and drive brand awareness. In addition, increased personnel and overhead costs to support business growth and invest in our product experience and, to a lesser extent, increased digital service taxes, and an increase in revenue generation costs resulting from credit card payments in direct correlation with the increase in revenue, all negatively impacted adjusted EBITDA. The improvements in adjusted EBITDA margin were primarily due to a decrease in selling and marketing costs as a percent of revenue.

TheFork Segment

TheFork segment revenue increased by $4 million and $10 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023. These improvements were driven by increased consumer demand for dining in Europe, including increased bookings and pricing, during the three and six months ended June 30, 2024, when compared to the same periods in 2023.

Adjusted EBITDA in TheFork segment improved by $7 million and $14 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, while adjusted EBITDA margin improved by 18 percentage points and 19 percentage points during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023. The improvement in adjusted EBITDA was primarily due to an increase in revenue as noted above, and lower personnel and overhead costs. The improvement in adjusted EBITDA margin was primarily due to lower personnel and overhead costs as a percent of revenue, and to a lesser extent, selling and marketing costs as a percent of revenue as a result of efficient marketing spend.

Consolidated Expenses

Cost of Revenue

Cost of revenue consists of expenses that are directly related or closely correlated to revenue generation, including direct costs, such as credit card and other booking transaction payment fees, data center costs, including cloud-based solutions, media production costs, ad serving fees, and other revenue generating costs. In addition, cost of revenue includes personnel and overhead expenses, including salaries, benefits, stock-based compensation and bonuses for certain customer support personnel who are directly involved in revenue generation.

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	($ in millions)			($ in millions)
Direct costs	$38	$33	15%	$66	$56	18%
Personnel and overhead	8	8	0%	15	14	7%
Total cost of revenue	$46	$41	12%	$81	$70	16%
% of revenue	9.3%	8.3%		9.1%	8.1%

Cost of revenue increased $5 million and $11 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023. The increase in cost of revenue was primarily due to increased direct revenue generation costs related to data center costs and media production costs in our Brand Tripadvisor segment, as well as, increased direct costs from credit card payment processing fees and other revenue-related transaction costs in our Viator segment in direct correlation with the increase in revenue, as Viator serves as the merchant of record for the significant majority of its experience booking transactions.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	($ in millions)			($ in millions)
Direct costs	$208	$212	(2%)	$376	$376	0%
Personnel and overhead	55	58	(5%)	108	112	(4%)
Total selling and marketing	$263	$270	(3%)	$484	$488	(1%)
% of revenue	52.9%	54.7%		54.3%	56.4%

Direct selling and marketing costs as a percentage of consolidated revenue was 42% during both the three and six months ended June 30, 2024, a slight decrease from 43% when compared to the same periods in 2023. Direct selling and marketing costs decreased by $4 million and remained flat during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily driven by a decrease in paid online traffic acquisition costs in Brand Tripadvisor of $17 million and $26 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023. These decreases were partially offset by an increase in paid online traffic acquisition costs in Viator of $9 million and $24 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, to capture consumer demand, including increased investment within our Viator segment to grow market share, acquire new customers, and drive brand awareness.

Personnel and overhead costs decreased $3 million and $4 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily driven by a reduction in headcount related to our cost-reduction measures taken during 2023 in Brand Tripadvisor, partially by offset by an increase in personnel and overhead costs to support business growth and investment in our product experience in Viator.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	($ in millions)			($ in millions)
Personnel and overhead	$65	$61	7%	$132	$121	9%
Other	10	10	0%	19	18	6%
Total technology and content	$75	$71	6%	$151	$139	9%
% of revenue	15.1%	14.4%		16.9%	16.1%

Technology and content costs increased $4 million and $12 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to increased personnel and overhead costs resulting from additional headcount to support business growth and our strategic initiatives within our Viator and Brand Tripadvisor segments, respectively.

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

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	($ in millions)			($ in millions)
Personnel and overhead	$35	$33	6%	$67	$67	0%
Professional service fees and other	21	14	50%	45	29	55%
Total general and administrative	$56	$47	19%	$112	$96	17%
% of revenue	11.3%	9.5%		12.6%	11.1%

Personnel and overhead costs increased by $2 million and remained flat during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily driven by an increase in stock-based compensation of $4 million and $5 million, respectively, largely offset by a reduction in headcount related to cost reduction measures taken during 2023 in our Brand Tripadvisor segment.

Professional service fees and other costs increased by $7 million during the three months ended June 30, 3024, when compared to the same period in 2023, primarily due to incremental digital service tax costs of $4 million resulting from enacted tax legislation in Canada during June 2024, and non-recurring transaction related costs of $2 million.

Professional service fees and other costs increased by $16 million during the six months ended June 30, 2024, when compared to the same period in 2023, primarily due to an estimated accrual for the potential settlement of a regulatory related matter of $10 million during the first quarter of 2024, and to a lesser extent, incremental digital service tax costs of $4 million, as noted above, and increased bad debt expense of $2 million.

Depreciation and Amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use (“ROU”) assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	($ in millions)		($ in millions)
Depreciation	$19	$19	$38	$38
Amortization of intangible assets	2	2	4	4
Total depreciation and amortization	$21	$21	$42	$42
% of revenue	4.2%	4.3%	4.7%	4.9%

Depreciation and amortization did not change materially during both the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to the Credit Facility, the 2025 Senior Notes, the 2026 Senior Notes, as well as imputed interest on finance leases.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Interest expense	$(11)	$(11)	$(22)	$(22)

Interest expense did not change materially during the three and six months ended June 30, 2024 when compared to the same periods in 2023, as our capital structure did not change significantly as of June 30, 2024. The majority of interest expense reported during the three and six months ended June 30, 2024 and 2023 was related to the 2025 Senior Notes. Refer to “Note 6: Debt” and “Note 14: Subsequent Events” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on material capital structure changes subsequent to June 30, 2024.

Interest Income

Interest income primarily consists of interest earned from available on demand bank deposits, term deposits, money market funds, and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Interest income	$13	$12	$25	$22

Interest income increased $1 million and $3 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to an increase in the average amount of cash invested and increased interest rates received on bank deposits, as well as an increase in interest earned on money market funds during the three and six months ended June 30, 2024.

Other Income (Expense), Net

Other income (expense), net generally consists of net foreign exchange gains and losses, forward contract gains and losses, earnings/(losses) from equity method investments, gain/(loss) and impairments on non-marketable investments, gain/(loss) on sale/disposal of businesses, and other non-operating income (expenses).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Other income (expense), net	$—	$(1)	$(3)	$(1)

Other expense, net decreased $1 million during the three months ended June 30, 2024, when compared to the same period in 2023, primarily due to net foreign exchange gains and losses incurred as a result of foreign currency movements. Other expense, net increased $2 million during the six months ended June 30, 2024, when compared to the same period in 2023, primarily due to a loss on disposal of certain assets, partially offset by net foreign exchange gains and losses incurred as a result of foreign currency movements.

(Provision) Benefit for Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	($ in millions)		($ in millions)
(Provision) benefit for income taxes	$(14)	$(20)	$(57)	$(78)
Effective tax rate	36.8%	45.5%	259.1%	269.0%

Our effective tax rate for the three months ended June 30, 2024 differs from the U.S. federal statutory rate of 21%, primarily due to state taxes and unfavorable stock-based compensation tax effects. Our effective tax rate for the six months ended June 30, 2024 differs from the U.S. federal statutory rate of 21%, primarily as a result of a discrete item recorded during the first quarter of 2024, as described below.

We recorded an income tax provision of $14 million and $57 million for the three and six months ended June 30, 2024, respectively. The change in our income tax provision and our effective tax rate during the six months ended June 30, 2024, when compared to the same period in 2023, was primarily the result of an IRS audit settlement, which we recorded additional income tax expense as a discrete item, inclusive of interest, of $45 million related to this settlement on our unaudited condensed consolidated statement of operations, including $46 million recorded during the first quarter of 2024. In addition, we reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent open tax years during the first quarter of 2024, which resulted in an income tax benefit, inclusive of estimated interest, of $4 million. During the three months ended March 31, 2023, we recorded a net income tax expense of $55 million related to an IRS audit settlement and related adjustment to existing transfer pricing income tax reserves for subsequent tax years. Refer to “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Net income (loss)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	($ in millions)		($ in millions)
Net income (loss)	$24	$24	$(35)	$(49)
Net income (loss) margin	4.8%	4.9%	(3.9%)	(5.7%)

Net income did not materially change during the three months ended June 30, 2024 when compared to the same period in 2023. Improvements in net income were largely driven by a decrease in income tax expense of $6 million, as well as a decrease in direct selling and marketing costs and personnel and overhead costs primarily in our Brand Tripadvisor segment, as described in more detail above under “Consolidated Expenses,” and to a lesser extent, an increase in revenue, as described in more detail above under “Revenue and Segment Information”. These improvements were offset by increased direct selling and marketing costs in response to consumer demand and investment to grow market share in our experiences offerings, increased direct revenue generation costs related to data center costs and media production costs in our Brand Tripadvisor segment, as well as, increased direct costs from credit card payment and other revenue-related transaction costs in direct correlation with the increase in experiences revenue, increased personnel and overhead costs to support growth in our Viator segment, and incremental digital service tax costs, all of which is described in more detail above under “Consolidated Expenses.”

Net loss improved by $14 million during the six months ended June 30, 2024 when compared to the same period in 2023. The improvement in net loss was largely driven by increased revenue, as described in more detail above under “Revenue and Segment Information”, a decrease in income tax expense of $21 million, as described in more detail above under “(Provision) Benefit for Income Taxes”, as well as a decrease in direct selling and marketing costs and personnel and overhead costs primarily in our Brand Tripadvisor segment, as described in more detail above under “Consolidated Expenses”. These improvements were largely offset by increased direct selling and marketing costs in response to consumer demand and investment to grow market share in our experiences offerings, increased direct revenue generation costs related to data center costs and media production costs in our Brand Tripadvisor segment, as well as, increased direct costs from credit card payment and other revenue-related transaction costs in direct correlation with the increase in experiences revenue, increased personnel and overhead costs to support growth in our Viator segment, and an estimated accrual for the potential settlement of a regulatory related matter of $10 million during the first quarter of 2024, all of which is described in more detail above under “Consolidated Expenses.”

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

Adjusted EBITDA is also our segment profit measure and a key measure used by our management and Board of Directors to understand and evaluate the financial performance of our business and on which internal budgets and forecasts are based and approved. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons and better enables management and investors to compare financial results between periods as these costs may vary independent of ongoing core business performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. We define Adjusted EBITDA as net income (loss) plus: (1) (provision) benefit for income taxes; (2) other income (expense), net; (3) depreciation and amortization; (4) stock-based compensation and other stock-settled obligations; (5) goodwill, long-lived asset, and intangible assets impairments; (6) legal reserves and settlements, including indirect tax reserves related to audit settlements and the impact of one-time changes resulting from enacted tax legislation; (7) restructuring and other related reorganization costs; and (8) non-recurring expenses and income.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income (loss)	$24	$24	$(35)	$(49)
Add: Provision (benefit) for income taxes	14	20	57	78
Add: Other expense (income), net	(2)	—	—	1
Add: Non-recurring expense (income) (1)	2	—	3	3
Add: Restructuring and other related reorganization costs	—	—	1	—
Add: Legal reserves and settlements (2)	4	—	14	—
Add: Stock-based compensation	34	25	61	48
Add: Depreciation and amortization	21	21	42	42
Adjusted EBITDA	$97	$90	$143	$123
(1)
The Company expensed certain transaction costs of $2 million and $3 million during the three and six months ended June 30, 2024, respectively, to general and administrative expenses on our unaudited condensed consolidated statements of operations. The Company expensed $3 million of previously capitalized transaction costs during the first quarter of 2023 to general and administrative expenses on our unaudited condensed consolidated statement of operations. The Company considers such costs to be non-recurring in nature.
(2)
Includes a one-time charge of $4 million during the second quarter of 2024, resulting from enacted tax legislation in Canada during June 2024 related to digital services taxes, which requires retrospective application back to January 1, 2022. This amount represents the one-time retrospective liability for the periods prior to April 1, 2024, while the liability for the three months ended June 30, 2024 and all prospective periods are and will be included within adjusted EBITDA. In addition, this amount includes an estimated accrual for the potential settlement of a regulatory related matter of $10 million, expensed during the first quarter of 2024. These costs are reflected in general and administrative expenses on our unaudited condensed consolidated statements of operations.

Related Party Transactions

For information on our relationship with LTRIP, which may be deemed to beneficially own equity securities representing approximately 57% of our voting power as of June 30, 2024, refer to “Note 1: Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report. We had no related party transactions with LTRIP during both of the three and six months ended June 30, 2024 and 2023.

Stock-Based Compensation

Refer to “Note 10: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on current year equity award activity, including the issuance of approximately 5.3 million service-based RSUs with a weighted average grant-date fair value of $26.49 during the six months ended June 30, 2024.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under the Credit Facility. As of June 30, 2024 and December 31, 2023, we had approximately $1.2 billion and $1.1 billion, respectively, of cash and cash equivalents, and $497 million of available borrowing capacity under the Credit Facility. As of June 30, 2024, $226 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which approximately 41% was held in the U.K. As of June 30, 2024, the significant majority of our cash was denominated in U.S. dollars.

As of June 30, 2024, we had $537 million of cumulative undistributed earnings in foreign subsidiaries that are no longer considered to be indefinitely reinvested. As of June 30, 2024, we maintained a deferred income tax liability on our unaudited condensed consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested.

As of June 30, 2024, we are party to a credit agreement, which, among other things, provides for a $500 million revolving Credit Facility with a maturity date of June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more, then the maturity date will be such business day). As of June 30, 2024 and December 31, 2023, we had no outstanding borrowings under the Credit Facility. We are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.25% to 0.40%, on the daily unused portion of the Credit Facility for each fiscal quarter and in connection with the issuance of letters of credit. As of June 30, 2024, our unused revolver capacity was subject to a commitment fee of 0.25%, given the Company’s total net leverage ratio. The Credit Facility, among other things, requires us to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control. As of June 30, 2024 and December 31, 2023, we were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the total net leverage ratio covenant in the future, based on our current projections, we do not believe there is a material risk that we will not remain in compliance throughout the next twelve months.

As of June 30, 2024, the Company had an aggregate outstanding principal amount of $845 million in long-term debt, as a result of the 2025 Senior Notes and 2026 Senior Notes, as discussed below.

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

On July 8, 2024, the Company entered into the Amendment to its Credit Agreement and closed on the Term Loan B Facility. The Amendment provides for the new $500 million the term Loan B Facility maturing July 8, 2031, with an interest rate based on SOFR plus 2.75%. The Term Loan B Facility was offered at 99.75% of par and is required to be paid down at 1.00% of the aggregate principal amount per year. Subsequently, on July 15, 2024, the Company used proceeds from the Term Loan B Facility, to redeem the $500 million aggregate principal amount of the Company’s outstanding 2025 Senior Notes. Refer to “Note 14: Subsequent Events” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

For further information on the Credit Agreement, the Credit Facility, the Term Loan B Facility, the 2025 Senior Notes and 2026 Senior Notes, refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report.

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a share repurchase program. This share repurchase program, which has a term of two years, does not obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended June 30, 2024, we repurchased 1,366,385 shares of our outstanding common stock at an average price of $18.28 per share, exclusive of fees and commissions, or $25 million in the aggregate. As of June 30, 2024, we had $200 million remaining available to repurchase shares of our common stock under this share repurchase program. During the three months ended June 30, 2023, we repurchased 4,724,729 shares of our outstanding common stock at an average price of $15.85 per share, exclusive of fees and commissions, or $75 million in the aggregate, which completed a previous share repurchase program.

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

As discussed in “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report, we received a final notice regarding a MAP resolution agreement for the 2014 through 2016 tax years in January 2024, which we subsequently accepted in February 2024. During the three months ended June 30, 2024, we made a payment to the IRS of $141 million, inclusive of estimated interest, to satisfy this audit settlement. We anticipate a competent authority refund from a foreign jurisdiction and certain federal tax benefits, net of state tax payments due, associated with this IRS audit settlement which will be substantially settled in the next twelve months, resulting in an estimated net cash inflow of $25 million to $35 million, inclusive of related interest.

Additionally, as discussed in “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report, we received a final notice regarding a MAP settlement for the 2009 through 2011 tax years in January 2023, which the Company subsequently accepted in February 2023. During the three months ended June 30, 2023, we made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to the Tax Sharing Agreement with Expedia.

In addition, in January 2021, we received an issue closure notice from HMRC in the U.K. relating to adjustments for the 2012 through 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with our foreign subsidiaries and would result in an increase to income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. Although the ultimate timing for resolution of this matter is uncertain, any future payments required would negatively impact our operating cash flows.

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

Our cash flows for the six months ended June 30, 2024 and 2023, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Six months ended June 30,
	2024	2023
	(in millions)
Net cash provided by (used in):
Operating activities	$190	$240
Investing activities	(31)	(31)
Financing activities	(43)	(93)

During the six months ended June 30, 2024, our primary source of cash was from operations, while our primary use of cash was from financing activities (including repurchases of our outstanding common stock at an aggregate cost of $25 million under our existing share repurchase program and payment of withholding taxes on net share settlements of our equity awards of $14 million) and investing activities (including capital expenditures of $31 million incurred during the six months ended June 30, 2024). This use of cash was funded with cash and cash equivalents and operating cash flows during the period.

During the six months ended June 30, 2023, our primary source of cash was from operations, while our primary use of cash was from financing activities (including repurchases of our outstanding common stock at an aggregate cost of $75 million under a previous share repurchase program and payment of withholding taxes on net share settlements of our equity awards of $12 million) and investing activities (including capital expenditures of $31 million incurred during the six months ended June 30, 2023). This use of cash was funded with cash and cash equivalents and operating cash flows during the period.

Net cash provided by operating activities for the six months ended June 30, 2024, decreased by $50 million when compared to the same period in 2023, primarily due to a decrease in working capital of $82 million, partially offset by an improvement in net losses of $14 million and an increase in non-cash items of $18 million, primarily due to an increase in stock-based compensation expense. The decrease in working capital was majority driven by a net increase in U.S. federal tax payments of $28 million during the second quarter of 2024, combined with a decrease of $14 million in our income tax provision, both related to the IRS audit settlements, discussed above, when compared to the same period in 2023. Also contributing to the decrease in working capital was a decrease in deferred revenue and deferred merchant payables, reflecting a combination of experiences bookings growth and the timing of when cash is received from travelers and then remitted to experience operators, in addition to the timing of collection of cash from customers and timing of vendor payments.

Net cash used in investing activities for the six months ended June 30, 2024 was materially consistent when compared to the same period in 2023.

Net cash used in financing activities for the six months ended June 30, 2024 decreased by $50 million when compared to the same period in 2023, primarily due to a decrease in net cash used to purchase shares of our common stock under our existing share repurchase program of $50 million.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2023. As of June 30, 2024, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report for a discussion of our contractual obligations and commercial commitments.

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

Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been developing its “two pillar” project to address certain perceived tax challenges arising from digitalization of the economy. This OECD project, if and however implemented by all participating countries, will result in significant changes to the international taxation system under which our current income tax obligations are determined. Pillar Two of this project calls for a minimum income tax rate on corporations of 15% and has begun to be implemented by an increasing number of countries starting in 2024. The OECD and implementing countries are expected to continue to offer further guidance on the impact of Pillar Two on their respective local corporate income tax rules, however, such impact for the Company is not expected to be material at this time. The Company will continue to monitor developments to determine any potential impact of Pillar Two in the countries in which we operate.

Pillar One, which would reallocate profits from the largest and most profitable businesses to countries where the customers of those businesses are located, remains under discussion at the OECD, and its implementation remains uncertain. If implemented, Pillar One would potentially result in the removal of unilateral digital services tax initiatives, such as those enacted in France, Italy, Spain, and the U.K. In July 2023, more than 138 countries and jurisdictions agreed to refrain from imposing newly enacted digital service tax initiatives or similar measures before December 31, 2024, provided the Pillar One negotiations have made sufficient progress by the end of 2023. In December 2023, the OECD Inclusive Framework reaffirmed their commitment to achieve a consensus-based solution and to complete the multilateral agreement by June 2024, thereby extending the standstill on new digital service tax initiatives. The

June 2024 extended deadline has since expired, thereby enabling countries to introduce new unilateral digital service taxes. For example, in June 2024, Canada enacted tax legislation related to digital services taxes, which requires retrospective application back to January 1, 2022, resulting in a one-time charge of $4 million during the second quarter of 2024, reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations. Furthermore, certain U.S. states, such as Maryland, have deployed comparable digital services tax initiatives. We will continue to monitor these developments to determine the financial impact to the Company. During the three and six months ended June 30, 2024, we recorded $9 million and $11 million, respectively, of digital service tax, while during the three and six months ended June 30, 2023, we recorded $5 million and $7 million, respectively, of digital service tax to general and administrative expense on our unaudited condensed consolidated statements of operations.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our unaudited condensed consolidated balance sheet, which was not material as of June 30, 2024. As of June 30, 2024, $537 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the six months ended June 30, 2024 since December 31, 2023. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We expect that we will continue to increase our operations internationally. Our exposure to potentially volatile movements in foreign currency exchange rates will increase as we increase our operations in international markets. The economic impact of foreign currency exchange rate movement is linked to variability in the macroeconomic environment such as inflation and interest rates, governmental actions, and geopolitical events such as regional conflicts. We regularly monitor the macroeconomic environment, which has seen some volatility as a result of geopolitical tensions resulting from Russia’s invasion of Ukraine, the escalating conflict in the Middle East, as well as increased cyberattacks, military conflicts and sanctions. Developments in the macroeconomic environment could cause us to adjust our foreign currency risk strategies. Continued uncertainty regarding our international operations and U.K. and E.U. relations may result in future currency exchange rate volatility which may impact our business and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of the risks and uncertainties which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. During the quarter ended June 30, 2024, there were no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2024, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

A summary of information regarding our common stock repurchases during the second quarter of 2024 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	—	—	$225,000,000
May 1 to May 31	—	—	—	$225,000,000
June 1 to June 30	1,366,385	18.28	1,366,385	$200,000,000
Total	1,366,385		1,366,385

(1) Exclusive of fees and commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the second quarter of 2024, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1	First Amendment, dated July 8, 2024, to the Amendment and Restatement Agreement, dated as of June 29, 2023 by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor, LLC, the other Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.		8-K	001-35362	10.1	7/8/24
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

*The certifications furnished in Exhibits 32.1 and 32.2 are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tripadvisor, Inc.
By	/s/ Michael Noonan
Michael Noonan
Chief Financial Officer

By	/s/ Geoffrey Gouvalaris
Geoffrey Gouvalaris
Chief Accounting Officer

August 6, 2024