Form 10-Q
period 2024-09-30
TripAdvisor, Inc.
filed 2024-11-06
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding Shares at October 31, 2024
Common Stock, $0.001 par value per share	126,535,867 shares
Class B common stock, $0.001 par value per share	12,799,999 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended September 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue (Note 3)	$532	$533	$1,424	$1,398

Costs and expenses:
Cost of revenue (1) (exclusive of depreciation and amortization as shown separately below)	47	43	128	113
Selling and marketing (1)	271	272	755	761
Technology and content (1)	73	66	224	205
General and administrative (1)	51	49	161	144
Depreciation and amortization	21	21	63	63
Restructuring and other related reorganization costs (benefit) (Note 5)	(1)	18	1	18
Total costs and expenses	462	469	1,332	1,304
Operating income (loss)	70	64	92	94
Other income (expense):
Interest expense	(13)	(11)	(35)	(33)
Interest income	13	13	38	35
Other income (expense), net	(4)	(2)	(7)	(3)
Total other income (expense), net	(4)	—	(4)	(1)
Income (loss) before income taxes	66	64	88	93
(Provision) benefit for income taxes (Note 8)	(27)	(37)	(84)	(115)
Net income (loss)	$39	$27	$4	$(22)

Earnings (loss) per share attributable to common stockholders (Note 12):
Basic	$0.28	$0.20	$0.03	$(0.16)
Diluted	$0.27	$0.19	$0.03	$(0.16)

Numerator used to compute net income (loss) per share attributable to common stockholders (Note 12):
Basic	$39	$27	$4	$(22)
Diluted	$39	$27	$5	$(22)

Weighted average common shares outstanding (Note 12):
Basic	139	138	139	140
Diluted	144	143	145	140

(1) Includes stock-based compensation expense as follows (Note 10):
Cost of revenue	$—	$—	$1	$1
Selling and marketing	$6	$4	$17	$12
Technology and content	$13	$10	$38	$30
General and administrative	$12	$10	$36	$29

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$39	$27	$4	$(22)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	17	(10)	7	(7)
Reclassification adjustments included in net income (loss), net of tax (1)	—	—	3	—
Total other comprehensive income (loss), net of tax	17	(10)	10	(7)
Comprehensive income (loss)	$56	$17	$14	$(29)

(1) Deferred income tax liabilities related to these amounts are not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$1,112	$1,067
Accounts receivable, net (allowance for expected credit losses of $28 and $21, respectively) (Note 4)	243	192
Income taxes receivable (Note 8)	46	—
Prepaid expenses and other current assets	62	38
Total current assets	1,463	1,297
Property and equipment, net of accumulated depreciation of $576 and $551, respectively	197	191
Operating lease right-of-use assets	18	15
Intangible assets, net of accumulated amortization of $201 and $208, respectively	37	43
Goodwill	834	829
Non-marketable investments (Note 4)	31	32
Deferred income taxes, net	110	86
Other long-term assets, net (allowance for credit losses of $10 and $10, respectively) (Note 4)	43	44
TOTAL ASSETS	$2,733	$2,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$75	$28
Deferred merchant payables	348	237
Deferred revenue (Note 3)	61	49
Current portion of debt (Note 6)	5	—
Income taxes payable (Note 8)	52	6
Accrued expenses and other current liabilities (Note 5)	251	252
Total current liabilities	792	572
Long-term debt (Note 6)	832	839
Finance lease obligation, net of current portion	46	51
Operating lease liabilities, net of current portion	13	6
Deferred income taxes, net	1	1
Other long-term liabilities (Note 7)	105	197
Total Liabilities	1,789	1,666

Commitments and contingencies (Note 9)
Stockholders’ equity: (Note 11)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0, respectively
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 152,675,707 and 149,775,361, respectively
Shares outstanding: 126,415,455 and 124,881,494, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,577	1,493
Retained earnings	275	271
Accumulated other comprehensive income (loss)	(61)	(71)
Treasury stock-common stock, at cost, 26,260,252 and 24,893,867 shares, respectively	(847)	(822)
Total Stockholders’ Equity	944	871
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,733	$2,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended September 30, 2024
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of June 30, 2024	152,027,428	$—	12,799,999	$—	$1,546	$236	$(78)	(26,260,252)	$(847)	$857
Net income (loss)						39				39
Other comprehensive income (loss), net of tax							17			17
Issuance of common stock related to exercises of options and vesting of RSUs	648,279	—			—					—
Withholding taxes on net share settlements of equity awards					(3)					(3)
Stock-based compensation					34					34
Balance as of September 30, 2024	152,675,707	$—	12,799,999	$—	$1,577	$275	$(61)	(26,260,252)	$(847)	$944

	Nine months ended September 30, 2024
							Accumulated
					Additional		other
			Class B		paid-in	Retained	comprehensive
	Common stock		common stock		capital	earnings	income (loss)	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2023	149,775,361	$—	12,799,999	$—	$1,493	$271	$(71)	(24,893,867)	$(822)	$871
Net income (loss)						4				4
Other comprehensive income (loss), net of tax							10			10
Issuance of common stock related to exercises of options and vesting of RSUs	2,900,346	—			—					—
Repurchase of common stock (Note 11)								(1,366,385)	(25)	(25)
Withholding taxes on net share settlements of equity awards					(17)					(17)
Stock-based compensation					101					101
Balance as of September 30, 2024	152,675,707	$—	12,799,999	$—	$1,577	$275	$(61)	(26,260,252)	$(847)	$944

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

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine months ended September 30,
	2024	2023
Operating activities:
Net income (loss)	$4	$(22)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	63	63
Stock-based compensation expense (Note 10)	92	72
Deferred income tax expense (benefit)	(24)	(8)
Provision for expected credit losses	5	5
Other, net	10	3
Changes in operating assets and liabilities, net:
Accounts receivable, net, prepaid expenses and other assets	(76)	(36)
Accounts payable, accrued expenses and other liabilities	42	32
Deferred merchant payables	106	130
Income tax receivables/payables, net	(87)	(5)
Deferred revenue	12	20
Net cash provided by (used in) operating activities	147	254

Investing activities:
Capital expenditures, including capitalized website development	(51)	(47)
Net cash provided by (used in) investing activities	(51)	(47)

Financing activities:
Repurchase of common stock (Note 11)	(25)	(75)
Proceeds from the issuance of Term Loan B Facility, net of financing costs (Note 6)	493	—
Payment of 2025 Senior Notes (Note 6)	(500)	—
Payment of financing costs related to Credit Facility (Note 6)	(1)	(3)
Payment of withholding taxes on net share settlements of equity awards	(17)	(14)
Payments of finance lease obligation	(5)	(5)
Net cash provided by (used in) financing activities	(55)	(97)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	45	103
Cash, cash equivalents and restricted cash at beginning of period	1,067	1,021
Cash, cash equivalents and restricted cash at end of period	$1,112	$1,124
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes, net of refunds	$195	$128
Cash paid during the period for interest	$48	$38

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

Brand Tripadvisor’s purpose is to empower everyone to be a better traveler by serving as the world’s most trusted and essential travel guidance platform. Brand Tripadvisor offers travelers and experience seekers an online global platform for travelers to discover, generate, and share authentic user-generated content (“UGC”) in the form of ratings and reviews for destinations, points-of-interest (“POIs”), experiences, accommodations, restaurants, and cruises in over 40 countries and in more than 20 languages across the world. As of December 31, 2023, Brand Tripadvisor offered more than 1 billion user-generated ratings and reviews on over 8 million experiences, accommodations, restaurants, airlines, and cruises.

Viator enables travelers to discover and book iconic, unique and memorable experiences from operators around the globe. Viator's online marketplace is comprehensive, connecting travelers to bookable tours, activities and attractions—consisting of over 350,000 experiences from more than 55,000 operators as of December 31, 2023.

TheFork provides an online marketplace that enables diners to discover and book online reservations at approximately 55,000 restaurants in 11 countries, across the U.K. and western and central Europe, as of December 31, 2023.

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

As of September 30, 2024, Liberty Tripadvisor Holdings, Inc. (“LTRIP”) beneficially owned approximately 16.4 million shares of our common stock and 12.8 million shares of our Class B common stock, which constitute approximately 13% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all of LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own approximately 21% of the outstanding common stock. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP may be deemed to beneficially own equity securities representing approximately 57% of our voting power. We had no related party transactions with LTRIP during each of the three and nine months ended September 30, 2024 and 2023.

Risks and Uncertainties

Our business was negatively impacted by the risks and uncertainties related to the COVID-19 pandemic and our business would be adversely and materially affected upon a resurgence of COVID-19 or the emergence of any new pandemic or other health crisis that results in reinstated travel bans and/or other government restrictions and mandates. Following the lifting of restrictions in connection with the COVID-19 pandemic, travel demand increased. In addition, the U.S. and other countries have seen elevated and fluctuating levels of inflation and decreases in discretionary spending patterns by consumers. If macroeconomic conditions deteriorate, consumer demand and spending may decline, we may not be able to pass on increased costs to our customers and any inability to navigate the macroeconomic environment could harm our business, results of operations and financial condition.

Additionally, natural disasters, public health-related events, political instability, geopolitical conflicts, including the evolving events in the Middle East, acts of terrorism, fluctuations in currency values, and changes in global economic conditions are examples of other events that could have a negative impact on the travel industry, and as a result, our financial results.

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

NOTE 3: REVENUE RECOGNITION

There have been no material changes to our principal revenue streams, revenue recognition policies, performance obligations, description of and timing of services, or customer payment terms since December 31, 2023, as described under “Note 2: Significant Accounting Policies” in the notes to consolidated financial statements in Item 8 of our 2023 Annual Report. There was no significant revenue recognized in the three and nine months ended September 30, 2024 and 2023, related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. The Company expects to complete its performance obligations within one year from the initial transaction date. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into major products/revenue sources. We have determined that disaggregating revenue into these categories achieves the disclosure objective under GAAP, which is to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in “Note 13: Segment Information,” our business consists of three reportable segments – (1) Brand Tripadvisor; (2) Viator; and (3) TheFork. A reconciliation of disaggregated revenue to segment revenue is included below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Major products/revenue sources (1)	(in millions)
Brand Tripadvisor:
Tripadvisor-branded hotels	$151	$181	$460	$524
Media and advertising	40	38	114	110
Tripadvisor experiences and dining (2)	51	55	135	138
Other	13	16	36	41
Total Brand Tripadvisor	255	290	745	813

Viator	270	245	655	576
TheFork	49	42	133	115
Intersegment eliminations (2)	(42)	(44)	(109)	(106)
Total Revenue	$532	$533	$1,424	$1,398
(1)
Our revenue is recognized primarily at a point in time for all reportable segments.
(2)
Tripadvisor experiences and dining revenue within the Brand Tripadvisor segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 13: Segment Information” for a discussion of intersegment revenue for all periods presented.

Deferred Revenue

Contract liabilities generally include payments received in advance of performance under the contract and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet, including amounts that are refundable. As of January 1, 2024, we had $49 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $7 million and $45 million was recognized as revenue during the three and nine months ended September 30, 2024, respectively. As of January 1, 2023, we had $44 million recorded as deferred revenue on our unaudited condensed consolidated balance sheet, of which $4 million and $40 million was recognized as revenue during the three and nine months ended September 30, 2023, respectively. During the three months ended September 30, 2024 and 2023, refunds due to cancellations by travelers were not material, while refunds due to cancellations by travelers during the nine months ended September 30, 2024 and 2023 were $3 million. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

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

Cash, Cash Equivalents and Marketable Securities

As of both September 30, 2024 and December 31, 2023, we had approximately $1.1 billion of cash and cash equivalents, which consisted of available on demand bank deposits and money market funds, with maturities of 90 days or less at the date of purchase, in each case, with major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of September 30, 2024 or December 31, 2023, and there were no purchases or sales of any marketable securities during and for the three and nine months ended September 30, 2024 and 2023.

The following table shows our cash and cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
	(in millions)
Cash	$816	$816	$816	$685	$685	$685
Level 1:
Money market funds	296	296	296	382	382	382
Total	$1,112	$1,112	$1,112	$1,067	$1,067	$1,067
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

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows for the Euro versus the U.S. Dollar. For the three and nine months ended September 30, 2024 and 2023, our forward contracts were not designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts are carried at fair value on our unaudited condensed consolidated balance sheet. We measure the fair value of outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statement of operations. We recorded a net loss of $1 million for both the three and nine months ended September 30, 2024, and a net gain of $1 million for both the three and nine months ended September 30, 2023.

The following table shows the notional principal amounts of our outstanding derivative instruments for the periods presented:

	September 30, 2024	December 31, 2023
	(in millions)
Foreign currency exchange-forward contracts (1) (2)	$34	$9
(1)
Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.
(2)
The fair value of our outstanding derivatives as of September 30, 2024 and December 31, 2023, respectively, was not material. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the unaudited condensed consolidated balance sheet.

Counterparties to our outstanding forward contracts consist of major global financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We did not enter into any cash flow, fair value or net investment hedges as of September 30, 2024 or December 31, 2023.

Other Financial Assets and Liabilities

As of September 30, 2024 and December 31, 2023, financial instruments not measured at fair value on a recurring basis including accounts payable, accrued expenses and other current liabilities, and deferred merchant payables, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable, including contract assets as described below, as well as certain other financial assets, are measured at amortized cost and are carried at cost less an allowance for expected credit losses on our unaudited condensed consolidated balance sheet to present the net amount expected to be collected.

Accounts Receivable, net

The following table provides information about the opening and closing balances of accounts receivable, including contract assets, net of allowance for expected credit losses, from contracts with customers as of the dates presented:

	September 30, 2024	December 31, 2023
	(in millions)
Accounts receivable	$220	$177
Contract assets	23	15
Total	$243	$192

Accounts receivable are recognized when the right to consideration becomes unconditional, and are recorded net of an allowance for expected credit losses. We record accounts receivable at the invoiced amount. Our customer invoices are generally due from customers 30 days from the time of invoicing. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. During the periods ended September 30, 2024 and December 31, 2023, there were no significant changes in contract assets related to business combinations, impairments, cumulative catch-ups or other material adjustments.

Fair Value of Long-Term Debt

The following table shows the aggregate principal and fair value amount of the 2025 Senior Notes, 2026 Senior Notes, and Term Loan B Facility as of the dates presented, primarily classified as long-term debt on our unaudited condensed consolidated balance sheets and are considered Level 2 fair value measurements. Refer to “Note 6: Debt” for additional information on the 2025 Senior Notes, 2026 Senior Notes, and Term Loan B Facility.

	September 30, 2024				December 31, 2023
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Fair Value (1)	Principal	Unamortized Debt Issuance Costs	Carrying Value	Fair Value (1)
	(in millions)

2026 Senior Notes	$345	$(2)	$343	$322	$345	$(3)	$342	$304
Term Loan B Facility (2)	$500	$(6)	$494	$499	$—	$—	$—	$—
2025 Senior Notes (2)	$—	$—	$—	$—	$500	$(3)	$497	$502

(1)
We estimate the fair value of the 2025 Senior Notes, 2026 Senior Notes, and Term Loan B Facility based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.
(2)
During the third quarter of 2024, the Company issued the $500 million Term Loan B Facility and used these borrowed funds to redeem all $500 million aggregate principal amount of the Company's outstanding 2025 Senior Notes. Refer to “Note 6: Debt” for further information.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs as of September 30, 2024 and December 31, 2023.

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

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd., which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $29 million and $30 million as of September 30, 2024 and December 31, 2023, respectively, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During both the nine months ended September 30, 2024 and 2023, we recognized $1 million, representing our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statements of operations, while this amount was not material during both the three months ended September 30, 2024 and 2023. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During the three and nine months ended September 30, 2024 and 2023, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related-party transactions, and were not material during the three and nine months ended September 30, 2024 and 2023.

Other Long-Term Assets

The Company holds collateralized notes (the “Notes Receivable”) issued by a privately held company with a total principal amount of $20 million. The Company has classified the Notes Receivable as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due June 2028 and the remaining 50% due June 2030, or the date on which there is a change in control, whichever is earlier. As of both September 30, 2024 and December 31, 2023, the carrying value of the Notes Receivable was $9 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our unaudited condensed consolidated balance sheets at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

Other non-financial assets, such as property and equipment, goodwill, intangible assets, and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements, if necessary, are based predominantly on Level 3 inputs.

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	September 30, 2024	December 31, 2023
	(in millions)
Accrued salary, bonus, and other employee-related benefits	$67	$70
Accrued marketing costs	74	67
Interest payable (1)	1	17
Finance lease liability - current portion	7	6
Operating lease liabilities - current portion	6	10
Restructuring and other related reorganization costs (2)	4	13
Non-income taxes payable (3)	24	16
Accrued legal contingencies (4)	10	—
Other	58	53
Total	$251	$252
(1)
Amount relates primarily to unpaid interest accrued on the 2025 Senior Notes as of December 31, 2023. Refer to “Note 6: Debt” for further information.
(2)
During the third quarter of 2023, the Company approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. These actions taken by the Company resulted in reduced global headcount. As a result, the Company incurred estimated pre-tax restructuring and other related reorganization costs of $22 million during the year ended December 31, 2023, of which $18 million was incurred during the three months ended September 30, 2023, consisting primarily of employee severance and related benefits. We expect the majority of remaining unpaid costs as of September 30, 2024 to be disbursed during the fourth quarter of 2024.

The following table summarizes our restructuring and other related reorganization costs for the nine months ended September 30, 2024:

Carrying Value
(in millions)
Accrued liability as of December 31, 2023	$13
Charges	1
Payments	(10)
Accrued liability as of September 30, 2024	$4

(3)
Amount relates primarily to unpaid digital service taxes.
(4)
Refer to "Note 9: Commitments and Contingencies" for further information.

NOTE 6: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

	September 30, 2024	December 31, 2023
	(in millions)
Short-term debt:
Term Loan B Facility	$5	$—
Total short-term debt	$5	$—

Long-term debt:
Term Loan B Facility due 2031	$495	$—
0.25% Convertible 2026 Senior Notes due 2026	345	345
7.00% 2025 Senior Notes due 2025	—	500
Unamortized Debt Issuance Costs	(8)	(6)
Total long-term debt	$832	$839

Credit Agreement

We are party to a credit agreement with a group of lenders initially entered into in June 2015 and, amended and restated in June 2023 (the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”). The Credit Facility has a maturity date of June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more, then the maturity date will be such business day). On July 8, 2024, the Company entered into the First Amendment to its Credit Agreement (the “Amended Credit Agreement”), which implements the Term Loan B Facility (discussed below); and among other things:

•
Does not change the aggregate amount of revolving commitments available at $500 million related to our Credit Facility;
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

The Amended Credit Agreement includes certain customary restrictions on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, grant additional liens, and make investments, acquisitions, dispositions, distributions, and other payments, with certain exceptions as more specifically described in the Amended Credit Agreement. The Amended Credit Agreement contains customary events of default and modifies the cross-default provision so that the Term Loan B Facility includes a customary cross-acceleration event of default with the Credit Facility under the Amended Credit Agreement. If an event of default occurs and is continuing, then, among other things, the lenders under the Credit Facility and/or the Term Loan B Facility, as applicable, may declare any outstanding Credit Facility and/or Term Loan B Facility obligations, as applicable, under the Amended Credit Agreement to be immediately due and payable and exercise their rights and remedies against the collateral. The obligations under the Amended Credit Agreement are secured by substantially all assets, whether personal, tangible or intangible, of the Company and the Subsidiary Loan Parties as granted under the Security Documents. Any term not otherwise defined herein shall have the meaning ascribed to it in the Amended Credit Agreement.

Credit Facility

As of September 30, 2024 and December 31, 2023, we had no outstanding borrowings under the Credit Facility. The Credit Facility also includes $15 million of borrowing capacity available for letters of credit and $40 million for swing-line borrowings on same-day notice. As of September 30, 2024 and December 31, 2023, we had issued $3 million and $4 million, respectively, of undrawn standby letters of credit under the Credit Facility. For the three months ended September 30, 2024 and 2023, and the nine months ended September 30, 2023, total interest expense and commitment fees on our Credit Facility was not material, while during the nine months ended September 30, 2024, we recorded total interest expense and commitment fees on the Credit Facility of $1 million to interest expense on our unaudited condensed consolidated statement of operations. The Amended Credit Agreement, among other things, requires us to maintain a maximum total net leverage ratio of 4.5 to 1.0 solely in respect to the Credit Facility and contains certain customary affirmative and negative covenants and events of default, including a change of control.

In connection with the Amended Credit Agreement, we incurred lender fees and other debt financing costs of $1 million under the Credit Facility. These costs were capitalized as deferred financing costs in other long-term assets on our unaudited consolidated balance sheet as of September 30, 2024. As of September 30, 2024, the Company had $4 million remaining in deferred financing costs in connection with the Credit Facility. These costs will be amortized over the remaining term of the Credit Facility, using the effective interest rate method, and recorded to interest expense on our unaudited condensed consolidated statement of operations.

Term Loan B Facility

On July 8, 2024, under the Amended Credit Agreement, the Company issued a $500 million Term Loan B Facility maturing July 8, 2031, with an interest rate based on secured overnight financing rate ("SOFR") plus 2.75%. On July 15, 2024, the Company used these borrowed funds to fully redeem its outstanding $500 million, 2025 Senior Notes. As of September 30, 2024, the interest rate on the Term Loan B Facility was 7.60% and the weighted-average interest rate on the Term Loan B Facility was 8.06% for the three months ended September 30, 2024. The Term Loan B Facility was offered at 99.75% of par and is required to be paid down at 1.00% of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, commencing December 31, 2024, equal to 0.25% of the original principal amount with the balance due on the maturity date. The Term Loan B Facility has no financial covenants.

In connection with the issuance of the Term Loan B Facility, we incurred $7 million of debt issuance costs, comprised of the initial purchasers’ discount, lender fees, and other debt financing costs. These debt issuance costs will be amortized over the remaining term of the Term Loan B Facility, using the effective interest rate method, and recorded to interest expense on our unaudited condensed consolidated statement of operations. As of September 30, 2024, unpaid interest on the Term Loan B Facility was not material and $10 million was recorded as interest expense on our unaudited condensed consolidated statements of operations during both the three and nine months ended September 30, 2024.

2025 Senior Notes

On July 15, 2024, as noted above, the Company redeemed all $500 million aggregate principal amount of the Company’s outstanding 2025 Senior Notes, in addition to the settlement of accrued and unpaid interest. As a result, we recognized a loss on extinguishment of debt of $2 million, which primarily consisted of a non-cash write-off of unamortized debt issuance costs, and is included in Other income (expense), net on our unaudited condensed consolidated statements of operations during both the three and nine months ended September 30, 2024.

As of December 31, 2023, unpaid interest of $16 million related to the 2025 Senior Notes, was included in accrued expenses and other current liabilities on our unaudited condensed consolidated balance sheet. During the three and nine months ended September 30, 2024, we recorded $1 million and $19 million of interest expense, respectively, while during the three and nine months ended September 30, 2023, we recorded $9 million and $26 million of interest expense, respectively, on our unaudited condensed consolidated statements of operations.

2026 Senior Notes

During the three and nine months ended September 30, 2024 and 2023, our effective interest rate, including debt issuance costs, was approximately 0.35% and 0.40%, respectively, and total interest expense incurred from the 2026 Senior Notes was not material during the three months ended September 30, 2024 and 2023, while this amount was $1 million during both the nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, unpaid interest on the 2026 Senior Notes was not material.

Capped Call Transactions

In connection with the issuance of the 2026 Senior Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2026 Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million.

The Capped Calls are considered indexed to our own stock and are considered equity classified under GAAP, and therefore included as a reduction to additional paid-in-capital within stockholders’ equity on the unaudited condensed consolidated balance sheets as of both September 30, 2024 and December 31, 2023. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period.

Refer to “Note 8: Debt” in the notes to consolidated financial statements in Item 8 of our 2023 Annual Report, for additional information pertaining to redemption, conversion, repurchase features, and other terms regarding the Credit Facility, 2025 Senior Notes, 2026 Senior Notes and Capped Calls.

NOTE 7: OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following as of the dates presented:

	September 30, 2024	December 31, 2023
	(in millions)
Unrecognized tax benefits (1)	$77	$153
Deferred gain on equity method investment (2)	24	25
Long-term income taxes payable (3)	—	15
Other	4	4
Total	$105	$197
(1)
Refer to “Note 8: Income Taxes” for information regarding unrecognized tax benefits. Amounts include accrued interest related to this liability.
(2)
Amount relates to the long-term portion of a deferred income liability recorded as a result of an equity method investment. Refer to “Note 4: Financial Instruments and Fair Value Measurements” for additional information.
(3)
Amount relates to the long-term portion of transition tax payable related to the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"), which was reclassified to current income taxes payable on our unaudited condensed consolidated balance sheet during the second quarter of 2024, reflecting its anticipated payment within the first half of 2025.

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

Our income tax provision was $27 million and $84 million for the three and nine months ended September 30, 2024, respectively, and our income tax provision was $37 million and $115 million for the three and nine months ended September 30, 2023, respectively. The change in our income tax provision during the nine months ended September 30, 2024, when compared to the same period in 2023, was primarily the result of an Internal Revenue Service ("IRS") audit settlement for the 2014 through 2016 tax years, and an adjustment to our existing transfer pricing income tax reserves for subsequent tax years recorded during the three months ended March 31, 2024, as discussed below. Our effective tax rate for the three months ended September 30, 2024 differs from the U.S. federal statutory rate of 21%, primarily due to unfavorable stock-based compensation tax effects. Our effective tax rate for the nine months ended September 30, 2024 differs from the U.S. federal statutory rate of 21%, primarily due to the result of an IRS audit settlement as noted above.

A reconciliation of the provision (benefit) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows for the periods presented:

	Nine months ended September 30,
	2024	2023
	(in millions)
Income tax expense (benefit) at the federal statutory rate	$18	$20
State income taxes, net of effect of federal tax benefit	7	7
Unrecognized tax benefits and related interest	4	7
Stock-based compensation	13	21
Research tax credit	(6)	(3)
Change in valuation allowance	—	9
IRS audit settlement	41	31
Transfer pricing reserves adjustment	(4)	24
Other, net	11	(1)
Provision (benefit) for income taxes	$84	$115

Our accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of September 30, 2024, we had an accrued interest liability of $21 million, which was included in unrecognized tax benefits in other long-term liabilities on our unaudited condensed consolidated balance sheet, and no penalties were accrued.

We are currently under examination by the IRS for the 2014 through 2016 and 2018 tax years and have various ongoing audits for foreign and state income tax returns. These audits include questions regarding or review of the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. As of September 30, 2024, no material assessments have resulted, except as noted below regarding our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

As disclosed in our 2023 Annual Report, we received Notices of Proposed Adjustments ("NOPA") from the IRS for the 2014 through 2016 tax years relating to certain transfer pricing arrangements with our foreign subsidiaries. In response, we requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2014 through 2016 tax years. In January 2024, we received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which we accepted in February 2024. During the three and nine months ended September 30, 2024, we recorded an income tax benefit of $4 million and an income tax expense of $41 million, respectively, as discrete items, inclusive of interest, related to this settlement on our unaudited condensed consolidated statement of operations. Separately, we reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent open tax years during the first quarter of 2024, which resulted in an income tax benefit, inclusive of estimated interest, of $4 million. During the three months ended June 30, 2024, we made a payment to the IRS of $141 million, inclusive of estimated interest, and during the three months ended September 30, 2024, we made various state tax payments of $18 million, inclusive of estimated interest, related to this audit settlement. We anticipate a competent authority refund from a foreign jurisdiction and certain federal tax benefits, net of state tax payments due, associated with this IRS audit settlement which will be substantially settled in the next twelve months, resulting in an estimated net cash inflow of $50 million to $60 million, inclusive of related interest. The anticipated competent authority refund is reflected in the current income taxes receivable balance of $46 million, as well as a lesser amount consisting of anticipated federal tax benefits, partially offset by anticipated state tax payments on our unaudited condensed consolidated balance sheet as of September 30, 2024.

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

In addition, as disclosed in our 2023 Annual Report, we received a NOPA from the IRS for the 2009 through 2011 tax years relating to certain transfer pricing arrangements with our foreign subsidiaries. In response, we also requested competent authority assistance under MAP for the 2009 through 2011 tax years. In January 2023, we received a final notice from the IRS regarding a MAP resolution agreement for the 2009 through 2011 tax years, which the Company accepted in February 2023. In the first quarter of 2023, we recorded additional income tax expense as a discrete item, inclusive of interest, of $31 million specifically related to this settlement on our unaudited condensed consolidated statement of operations. During the first quarter of 2023, we reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent tax years, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The total impact of these adjustments resulted in an incremental income tax expense on our unaudited condensed consolidated statement of operations of $55 million for the three months ended March 31, 2023. During the three months ended June 30, 2023, we made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to the Tax Sharing Agreement with Expedia. During the three months ended September 30, 2023, we received a competent authority refund of $49 million, inclusive of interest income, related to this IRS audit settlement.

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

NOTE 9: COMMITMENTS AND CONTINGENCIES

As of September 30, 2024, there have been no material changes to our commitments and contingencies since December 31, 2023, except as discussed below. Refer to “Note 12: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our 2023 Annual Report.

In the ordinary course of business, we are party to legal, regulatory and administrative matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving, but not limited to, intellectual property rights (including privacy rights and alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer protection matters and data privacy or cybersecurity matters), contractual claims (including related to our material agreements or other contracts), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. We record the estimated loss in our consolidated statements of operations when (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time, which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business, except for certain known income tax matters discussed in “Note 8: Income Taxes.” However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us. All legal fees incurred by the Company related to any regulatory and legal matters are expensed in the period incurred.

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

As of September 30, 2024, we have an accrual in the amount of $10 million in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheet, as an estimated potential settlement of a regulatory related matter within our alternative accommodation rentals offering. This amount was accrued during the three months ended March 31, 2024, and is included in general and administrative expenses in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2024. This accrual is based on our best estimate of probable loss; the ultimate resolution of this contingency may be greater or less than the liability recorded.

NOTE 10: STOCK BASED AWARDS AND OTHER EQUITY INSTRUMENTS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense and the related income tax benefit included in our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Total stock-based compensation expense	$31	$24	$92	$72
Income tax benefit from stock-based compensation	(6)	(5)	(18)	(15)
Total stock-based compensation expense, net of tax	$25	$19	$74	$57

We capitalized $4 million and $10 million of stock-based compensation expense as website development costs during the three and nine months ended September 30, 2024, respectively, and $2 million and $8 million during the three and nine months ended September 30, 2023, respectively.

Stock-Based Award Activity and Valuation

2024 Stock Option Activity

A summary of our stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2023	3,927	$35.56
Granted	45	24.96
Exercised (1)	(80)	24.36
Canceled or expired	(1,131)	35.76
Options outstanding at September 30, 2024	2,761	$35.63	4.5	$—
Exercisable as of September 30, 2024	2,193	$39.12	3.7	$—
Vested and expected to vest after September 30, 2024 (2)	2,761	$35.63	4.5	$—

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

Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The weighted-average grant date fair value of stock options issued during the nine months ended September 30, 2024 and 2023, using a Black-Scholes Merton option-pricing model, was $13.37 and $10.32, respectively. The total fair value of stock options vested was $6 million for both the nine months ended September 30, 2024 and 2023. Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of September 30, 2024 was $14.49. The total intrinsic value of stock options exercised was not material for the nine months ended September 30, 2024 and 2023.

2024 Restricted Stock Units ("RSUs") Activity

A summary of our RSUs activity, consisting of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2023	11,520	$23.06
Granted	5,677	25.80
Vested and released (1)	(3,684)	24.17
Canceled	(1,029)	24.35
Unvested RSUs outstanding as of September 30, 2024 (2)	12,484	$23.87	$181
(1)
Inclusive of approximately 797,000 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Potential shares which had been convertible under RSUs that were withheld under net share settlement remain in the authorized but unissued pool under the 2023 Plan and can be reissued by the Company. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.
(2)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

RSUs are measured at fair value based on the quoted price of our common stock at the date of grant. We amortize the grant-date fair value of RSUs as stock-based compensation expense over the vesting term, which is typically over a four-year requisite service period on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of RSUs vested was $89 million for both the nine months ended September 30, 2024 and 2023.

A summary of our performance-based RSUs ("PSUs") and market-based RSUs (“MSUs”) activity is presented below:

	PSUs (1)			MSUs (2)
		Weighted			Weighted
		Average			Average
		Grant-	Aggregate		Grant-	Aggregate
		Date Fair	Intrinsic		Date Fair	Intrinsic
	Outstanding	Value Per Share	Value	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)	(in thousands)		(in millions)
Unvested and outstanding as of December 31, 2023	519	$18.45		572	$10.35
Granted	602	27.31		—	—
Canceled	(149)	22.40		(81)	9.26
Unvested and outstanding as of September 30, 2024	972	$23.39	$14	491	$10.53	$7

(1)
Represents PSUs awarded primarily in February 2023 and March 2024. The February 2023 PSU awards provide for vesting in two equal annual installments on each of December 31, 2024 and December 31, 2025, if and to the extent the Company achieves pre-determined revenue and Adjusted EBITDA metrics (each weighted 50%) established by the Compensation Committee and Section 16 Committee of its Board of Directors (jointly, the "Compensation Committees"). The March 2024 PSU awards provide for vesting in two equal annual installments on each of December 31, 2025 and December 31, 2026, if and to the extent the Company achieves pre-determined revenue and Adjusted EBITDA metrics (each weighted 50%) established by the Compensation Committees. The estimated grant-date fair values per PSU were measured based on the quoted price of our common stock at the date of grant, calculated upon the establishment of performance targets, and will be amortized on a straight-line basis over the requisite service period. Based upon actual attainment relative to the target financial metrics, employees have the ability to receive up to 200% of the target number originally granted, or to be issued none at all. Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications, if any.
(2)
MSUs shall vest three years from grant date, generally with 25% vesting if the weighted-average stock price over a 30 day trading period during the vesting period is equal to or greater than $35.00 but less than $45.00, 50% vesting if equal to or greater than $45.00 but less than $55.00; and 100% vesting if equal to or greater than $55.00, subject to continuous employment with, or performance of services for, the Company. A Monte-Carlo simulation model, which simulated the present value of the potential outcomes of future stock prices, was used to calculate the grant-date fair value of our MSU awards. The estimated grant-date fair value of these awards is amortized on a straight-line basis over the requisite service period and is not adjusted based on the actual number of awards that ultimately vest.

Total current income tax benefits associated with the exercise or settlement of Tripadvisor stock-based awards held by our employees was $2 million and $9 million during the three and nine months ended September 30, 2024, respectively, and $2 million and $8 million during the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, total unrecognized compensation cost related to stock-based awards, substantially RSUs, was $275 million, which the Company expects to recognize over a weighted-average period of 2.7 years.

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

During the three months ended September 30, 2024 and 2023, the Company did not repurchase any shares of outstanding common stock under this share repurchase program. During the nine months ended September 30, 2024, we repurchased 1,366,385 shares of our outstanding common stock at an average price of $18.28 per share, exclusive of fees and commissions, or $25 million in the aggregate. As of September 30, 2024, the Company had $200 million remaining available to repurchase shares of its common stock under this share repurchase program. During the nine months ended September 30, 2023, we repurchased 4,724,729 shares of our outstanding common stock at an average price of $15.85 per share, exclusive of fees and commissions, or $75 million in the aggregate, which completed a previous share repurchase program.

For the three and nine months ended September 30, 2024 and 2023, any excise tax on share repurchases was not material.

NOTE 12: EARNINGS PER SHARE

We compute basic earnings per share ("Basic EPS") by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share ("Diluted EPS") by dividing net income (loss) by the sum of the weighted average number of common shares outstanding including the dilutive effect of stock-based awards as determined under the treasury stock method and of the 2026 Senior Notes using the if-converted method, as share settlement is presumed, under GAAP. In periods when we recognize a net loss, we exclude the impact of outstanding stock-based awards and the potential share settlement impact related to the 2026 Senior Notes from the Diluted EPS calculation as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the nine months ended September 30, 2023, Diluted EPS is the same as Basic EPS since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Additionally, in periods when the 2026 Senior Notes are dilutive, interest expense, net of tax, is added back to net income (loss) (the “numerator”) to calculate Diluted EPS. The Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of September 30, 2024 and 2023, the market price of a share of our common stock did not exceed the $107.36 cap price.

Below is a reconciliation of the weighted average number of shares of common stock outstanding used in calculating Diluted EPS for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(shares in thousands and $ in millions, except per share amounts)
Numerator:
Net income (loss) used to compute Basic EPS	$39	$27	$4	$(22)
Interest expense on 2026 Senior Notes, net of tax (1)	—	—	1	—
Net income (loss) used to compute Diluted EPS	$39	$27	$5	$(22)
Denominator:
Weighted average shares used to compute Basic EPS	138,915	138,190	138,862	139,841
Weighted average effect of dilutive securities:
Stock-based awards (Note 10)	604	422	1,435	—
2026 Senior Notes (Note 6)	4,674	4,674	4,674	—
Weighted average shares used to compute Diluted EPS	144,193	143,286	144,971	139,841
Basic EPS	$0.28	$0.20	$0.03	$(0.16)
Diluted EPS	$0.27	$0.19	$0.03	$(0.16)
(1)
Interest expense, net of tax, related to the 2026 Senior Notes which was included in the Diluted EPS calculation for both the three months ended September 30, 2024 and 2023 was not material.

Potential common shares, consisting of outstanding stock options, RSUs, and those issuable under the 2026 Senior Notes, totaling approximately 13.3 million shares and 12.3 million shares for the three and nine months ended September 30, 2024, respectively, and approximately 14.2 million shares and 21.6 million shares for the three and nine months ended September 30, 2023, respectively, have been excluded from the Diluted EPS calculation because their effect would have been antidilutive. In addition, potential common shares from certain performance-based awards of approximately 1.5 million shares for both the three and nine months ended September 30, 2024, respectively, and approximately 1.1 million shares for both the three and nine months ended September 30, 2023, respectively, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. In addition, our non-vested RSUs are entitled to dividend equivalents, which are payable to the holder subject to, and only upon vesting of, the underlying awards and are therefore forfeitable. Given such dividend equivalents are forfeitable, we do not consider them to be participating securities and, consequently, they are not subject to the two-class method of determining earnings per share.

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

Our operating segments are determined based on how our chief executive officer, who also serves as our chief operating decision maker (“CODM") manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of resources. Adjusted EBITDA is our segment profit measure and a key measure used by our CODM and Board of Directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. We define Adjusted EBITDA as net income (loss) plus: (1) (provision) benefit for income taxes; (2) other income (expense), net; (3) depreciation and amortization; (4) stock-based compensation and other stock-settled obligations; (5) goodwill, long-lived asset, and intangible assets impairments; (6) legal reserves and settlements, including indirect tax reserves related to audit settlements and the impact of one-time changes resulting from enacted tax legislation; (7) restructuring and other related reorganization costs (benefit); and (8) non-recurring expenses and income.

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

The following tables present our reportable segment information for the three and nine months ended September 30, 2024 and 2023 and include a reconciliation of Adjusted EBITDA to Net income (loss). We record depreciation and amortization, stock-based compensation and other stock-settled obligations, goodwill, long-lived asset and intangible asset impairments, legal reserves and settlements, and non-recurring expenses and income, net, which are excluded from segment operating performance, in "Corporate & Eliminations". In addition, we do not report total assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

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

	Three months ended September 30, 2024
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$213	$270	$49	$—	$532
Intersegment revenue	42	—	—	(42)	—
Total Revenue	$255	$270	$49	$(42)	$532
Adjusted EBITDA	87	30	5	—	122
Depreciation and amortization				(21)	(21)
Stock-based compensation				(31)	(31)
Restructuring and other related reorganization costs (5)			1	—	1
Non-recurring income (expense) (4)				(1)	(1)
Operating income (loss)					70
Other income (expense), net					(4)
Income (loss) before income taxes					66
(Provision) benefit for income taxes					(27)
Net income (loss)					$39

	Three months ended September 30, 2023
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$246	$245	$42	$—	$533
Intersegment revenue	44	—	—	(44)	—
Total Revenue	$290	$245	$42	$(44)	$533
Adjusted EBITDA	111	17	(1)	—	127
Depreciation and amortization				(21)	(21)
Stock-based compensation				(24)	(24)
Restructuring and other related reorganization costs (5)	(8)	(3)	(7)	—	(18)
Operating income (loss)					64
Other income (expense), net					—
Income (loss) before income taxes					64
(Provision) benefit for income taxes					(37)
Net income (loss)					$27

	Nine months ended September 30, 2024
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$636	$655	$133	$—	$1,424
Intersegment revenue	109	—	—	(109)	—
Total Revenue	$745	$655	$133	$(109)	$1,424
Adjusted EBITDA	248	13	5	—	266
Depreciation and amortization				(63)	(63)
Stock-based compensation				(92)	(92)
Legal reserves and settlements (6)	—	—	—	(14)	(14)
Restructuring and other related reorganization costs (5)	—	—	(1)	—	(1)
Non-recurring income (expense) (4)				(4)	(4)
Operating income (loss)					92
Other income (expense), net					(4)
Income (loss) before income taxes					88
(Provision) benefit for income taxes					(84)
Net income (loss)					$4

	Nine months ended September 30, 2023
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$707	$576	$115	$—	$1,398
Intersegment revenue	106	—	—	(106)	—
Total Revenue	$813	$576	$115	$(106)	$1,398
Adjusted EBITDA	279	(15)	(14)	—	250
Depreciation and amortization				(63)	(63)
Stock-based compensation				(72)	(72)
Restructuring and other related reorganization costs (5)	(8)	(3)	(7)	—	(18)
Non-recurring income (expense) (7)				(3)	(3)
Operating income (loss)					94
Other income (expense), net					(1)
Income (loss) before income taxes					93
(Provision) benefit for income taxes					(115)
Net income (loss)					$(22)
(1)
Corporate general and administrative personnel costs of $2 million and $6 million for the three and nine months ended September 30, 2024, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2023, respectively, were allocated to the Viator and TheFork segments.
(2)
Includes allocated corporate general and administrative personnel costs from our Brand Tripadvisor segment of $1 million and $3 million for the three and nine months ended September 30, 2024, respectively, and $1 million and $2 million for the three and nine months ended September 30, 2023, respectively.

(3)
Includes allocated corporate general and administrative personnel costs from our Brand Tripadvisor segment of $1 million and $3 million for the three and nine months ended September 30, 2024, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2023, respectively.
(4)
The Company expensed certain transaction related costs of $1 million and $4 million during the three and nine months ended September 30, 2024, respectively, to general and administrative expenses on our unaudited condensed consolidated statement of operations. The Company considers such costs to be non-recurring in nature.
(5)
Refer to “Note 5: Accrued Expenses and Other Current Liabilities” for information regarding restructuring and other related reorganization costs.
(6)
Includes a one-time charge of $4 million during the second quarter of 2024, resulting from enacted tax legislation in Canada during June 2024 related to digital services taxes, which requires retrospective application back to January 1, 2022. This amount represents the one-time retrospective liability for the periods prior to April 1, 2024, while all prospective periods are and will be included within Adjusted EBITDA, respectively. In addition, this amount includes an estimated accrual for the potential settlement of a regulatory related matter of $10 million, expensed during the first quarter of 2024. Refer to "Note 9: Commitments and Contingencies" for further information. These costs are reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations.
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

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our 2023 Annual Report, Part I, Item 1A, “Risk Factors,” our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”) as well as those discussed elsewhere in this Quarterly Report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “will” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements other than historical statements of fact are forward-looking statements, including statements that refer to expectations, projections or other characterizations of future events or circumstances. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Viator’s purpose is to bring extraordinary, unexpected, and forever memorable experiences to more people, more often, wherever they are traveling. In doing so, Viator elevates tens of thousands of businesses, large and small. Viator delivers on its purpose by enabling travelers to discover and book iconic, unique and memorable experiences from experience operators around the globe. Our online marketplace is comprehensive and easy-to-use, connecting millions of travelers to the world’s largest supply of bookable tours, activities and attractions—over 350,000 experiences from more than 55,000 operators. Viator is a pure-play experiences OTA singularly focused on the needs of both travelers and operators, with the largest supply of bookable experiences available to travelers.

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

The Brand Tripadvisor segment plays an important role in our portfolio. For over two decades, we believe we have built difficult to replicate assets such as a trusted brand, authentic content, a large community of contributors, and one of the largest global travel audiences available. Our long-term strategy for the Brand Tripadvisor segment builds on our heritage and the reasons hundreds of millions of travelers come to Tripadvisor each year. Fundamental to this strategy will be: (1) innovating and enhancing world-class travel guidance and planning products to help travelers make confident decisions in a world where it is hard to find advice you can trust; (2) prioritizing deeper engagement with travelers, increasing members, and repeat customers by leveraging our rich data and technology assets to provide more relevant, curated, and contextual content throughout the traveler journey; and (3) driving a step change in the value we can deliver to our partners by accelerating and diversifying the monetization of our valuable audience across key categories, including hotel meta, media advertising, experiences, and restaurants. As we continue to focus on offering a more compelling product that better meets travelers’ needs across their end-to-end travel journey, we believe we are better able to drive deeper engagement which drives more direct channel growth, including via our mobile app. As this direct engagement with users improves and scales, we are able to collect valuable data and create more relevant opportunities to monetize, which we believe will result in a meaningfully higher average revenue per user over time.

In our Viator and TheFork segments, we provide two-sided marketplaces that connect travelers and diners to operators of bookable experiences and restaurants, respectively. Within our Viator and TheFork segments, we are investing in growth, future scale, and market share gains to accelerate our market leadership position, while working to improve unit economics on both sides of the marketplace with the goal of sustainable future profitability. This means driving awareness and higher quality audience engagement, which we believe will drive greater repeat bookings, more direct traffic, and translate into improved unit economics over time. Our investments on both sides of our marketplace, as well as in our primary offerings, are intended to deliver a differentiated value proposition that we believe will drive sustainable market leadership as our partners, operators, and travelers find themselves in an increasingly competitive marketplace environment. We are focused on continuing to grow both our supplier base and our user base by offering innovative tools and features on our branded platforms, and through continued awareness of our brand through marketing efforts.

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

The global experiences market is large, growing, and highly fragmented, with the vast majority of bookings still occurring through traditional offline sources. We are observing a secular shift, however, as this market continues to grow and accelerate the pace of online adoption. Likewise, the global restaurants category is also benefiting from increased online adoption by both consumers and restaurant partners, particularly in Europe. Given the competitive positioning of our businesses relative to the attractive growth prospects in the experiences and restaurant categories, we expect to continue to invest in these categories across Tripadvisor Group and, in particular, within the Viator and TheFork segments, to continue accelerating revenue growth, operating scale, and market share gains for the long-term.

Recent Developments

As disclosed in our 2023 Annual Report, in August 2023, we received a NOPA from the IRS for the 2014 through 2016 tax years relating to certain transfer pricing arrangements with our foreign subsidiaries. In response, we requested competent authority assistance under the MAP for the 2014 through 2016 tax years. In January 2024, we received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which we accepted in February 2024. During the three and nine months ended September 30, 2024, we recorded an income tax benefit of $4 million and an income tax expense of $41 million, respectively, as discrete items, inclusive of interest, related to this settlement on our unaudited condensed consolidated statements of operations. During the three months ended June 30, 2024, we made a payment to the IRS of $141 million, inclusive of estimated interest, and during the three months ended September 30, 2024, we made various state tax payments of $18 million, inclusive of estimated interest, related to this settlement. We anticipate a competent authority refund from a foreign jurisdiction and certain federal tax benefits, net of state tax payments due, associated with this IRS audit settlement which will be substantially settled in the next twelve months, resulting in an estimated net cash inflow of $50 million to $60 million, inclusive of related interest. Refer to “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report for further information regarding potential material contingencies related to ongoing audits regarding income taxes.

On July 8, 2024, under the Amended Credit Agreement, the Company issued a $500 million Term Loan B Facility maturing July 8, 2031, with an interest rate based on secured overnight financing rate ("SOFR") plus 2.75%. On July 15, 2024, the Company used these borrowed funds to fully redeem its outstanding $500 million, 2025 Senior Notes. The Term Loan B Facility was offered at 99.75% of par and is required to be paid down at 1.00% of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, commencing December 31, 2024, equal to 0.25% of the original principal amount with the balance due on the maturity date. Refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Employees

As of September 30, 2024, the Company had approximately 2,890 employees. Approximately 60%, 35%, and 5% of the Company’s current employees are based in Europe, the U.S., and the rest of world (“ROW”), respectively. Additionally, we use independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

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

Significant Accounting Policies and New Accounting Pronouncements

There have been no material changes to our significant accounting policies or new accounting pronouncements that we have been required to adopt that may have an impact on our unaudited condensed consolidated financial statements since December 31, 2023, as compared to those described under “Note 2: Significant Accounting Policies,” in the notes to consolidated financial statements in Item 8 of our 2023 Annual Report.

Statements of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Revenue	$532	$533	0%	$1,424	$1,398	2%

Costs and expenses:
Cost of revenue	47	43	9%	128	113	13%
Selling and marketing	271	272	0%	755	761	(1)%
Technology and content	73	66	11%	224	205	9%
General and administrative	51	49	4%	161	144	12%
Depreciation and amortization	21	21	0%	63	63	0%
Restructuring and other related organization costs (benefit)	(1)	18	n.m.	1	18	(94)%
Total costs and expenses:	462	469	(1)%	1,332	1,304	2%
Operating income (loss)	70	64	9%	92	94	(2)%
Other income (expense):
Interest expense	(13)	(11)	18%	(35)	(33)	6%
Interest income	13	13	0%	38	35	9%
Other income (expense), net	(4)	(2)	100%	(7)	(3)	133%
Total other income (expense), net	(4)	—	n.m.	(4)	(1)	300%
Income (loss) before income taxes	66	64	3%	88	93	(5)%
(Provision) benefit for income taxes	(27)	(37)	(27%)	(84)	(115)	(27)%
Net income (loss)	$39	$27	44%	$4	$(22)	n.m.

Other Financial Data:
Adjusted EBITDA (1)	$122	$127	(4)%	$266	$250	6%

n.m. = not meaningful

(1)
Consolidated Adjusted EBITDA is considered a non-GAAP measure as defined by the SEC. Please refer to the “Adjusted EBITDA” discussion below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Revenue by Segment:	($ in millions)			($ in millions)
Brand Tripadvisor (1)	$255	$290	(12)%	$745	$813	(8)%
Viator	270	245	10%	655	576	14%
TheFork	49	42	17%	133	115	16%
Intersegment eliminations (1)	(42)	(44)	(5)%	(109)	(106)	3%
Total revenue	$532	$533	0%	$1,424	$1,398	2%
Adjusted EBITDA by Segment:
Brand Tripadvisor	$87	$111	(22)%	$248	$279	(11)%
Viator	30	17	76%	13	(15)	n.m.
TheFork	5	(1)	n.m.	5	(14)	n.m.
Total Adjusted EBITDA	$122	$127	(4)%	$266	$250	6%
Adjusted EBITDA Margin by Segment (2):
Brand Tripadvisor	34%	38%		33%	34%
Viator	11%	7%		2%	(3)%
TheFork	10%	(2)%		4%	(12)%

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

Brand Tripadvisor Segment

Brand Tripadvisor segment revenue decreased by $35 million and $68 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, primarily due to a decrease in our hotel meta revenue and, to a lesser extent, a decrease in hotel B2B revenue.

Adjusted EBITDA in our Brand Tripadvisor segment decreased by $24 million and $31 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, while Adjusted EBITDA margin decreased 4 percentage points and 1 percentage point during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023. The decrease in Adjusted EBITDA was primarily due to a decrease in revenue, as noted above, and to a lesser extent a decrease in the segment's operating expenses during the three and nine months ended September 30, 2024, when compared to the same periods in 2023, of $11 million and $37 million, respectively, primarily related to a decrease in direct selling and marketing expenses, primarily paid online traffic acquisition costs, and to a lesser extent a decrease in overall personnel and overhead costs. The decrease in Adjusted EBITDA margin during the three and nine months ended September 30, 2024, when compared to the same periods in 2023, was largely due to an increase in technology and content personnel and overhead costs, and to a lesser extent, an increase in direct costs within cost of revenue, as a percent of revenue.

The following is a detailed discussion of the revenue sources within our Brand Tripadvisor segment:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	($ in millions)			($ in millions)
Brand Tripadvisor:
Tripadvisor-branded hotels	$151	$181	(17%)	$460	$524	(12%)
% of Brand Tripadvisor revenue*	59%	62%		62%	64%
Media and advertising	40	38	5%	114	110	4%
% of Brand Tripadvisor revenue*	16%	13%		15%	14%
Tripadvisor experiences and dining (1)	51	55	(7%)	135	138	(2%)
% of Brand Tripadvisor revenue*	20%	19%		18%	17%
Other	13	16	(19%)	36	41	(12%)
% of Brand Tripadvisor revenue*	5%	6%		5%	5%
Total Brand Tripadvisor Revenue	$255	$290	(12%)	$745	$813	(8%)

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

Tripadvisor-branded Hotels Revenue

Tripadvisor-branded hotels revenue decreased by $30 million and $64 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, primarily due to a decrease in our hotel meta revenue and, to a lesser extent, a decrease in hotel B2B revenue, as the Company transitions from a sales-led model to a self-service model. The decrease in our hotel meta revenue during the three months ended September 30, 2024, when compared to the same period in 2023, was primarily driven by continued headwinds impacting free channels, including SEO traffic, contributing to a decrease in click volumes, and to a lesser extent, a deceleration in cost-per-click (“CPC”) rates, particularly in the U.S. The decrease in our hotel meta revenue during the nine months ended September 30, 2024, when compared to the same period in 2023, was driven by declines in our U.S. hotel meta revenue and, to a lesser extent, our European hotel meta revenue, primarily due to weaker demand related to increased competition in paid online marketing channels and continued headwinds impacting free channels, including SEO traffic, during the second and third quarters of 2024, contributing to a decrease in click volumes.

Media and Advertising Revenue

Media and advertising revenue consists of revenue from display-based advertising (or “media advertising”) across our Tripadvisor Group platform. Media and advertising revenue increased $2 million and $4 million during the three and nine months ended September 30, 2024, when compared to the same periods in 2023, primarily due to an increase in overall advertising campaigns and pricing.

Tripadvisor Experiences and Dining Revenue

Tripadvisor experiences and dining revenue, which includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, are eliminated on a consolidated basis, in addition to revenue earned from Tripadvisor's restaurants service offerings. Tripadvisor experiences and dining revenue decreased $4 million during the three months ended September 30, 2024, when compared to the same period in 2023, primarily due to a decline in dining revenue as we move from a sales-led model to a self-service model, and to a lesser extent some deceleration in experiences growth during the third quarter of 2024, as our near-term segment marketing strategy emphasizes profitability. Tripadvisor experiences and dining revenue decreased $3 million during the nine months ended September 30, 2024, when compared to the same period in 2023, primarily due to a decline in dining revenue as we move from a sales-led model to a self-service model, as noted above, partially offset by an increase in experiences revenue, despite some deceleration in experiences revenue growth, as noted above, during the second and third quarters of 2024.

Other Revenue

Other revenue includes alternative accommodation rentals revenue, in addition to click-based advertising and display-based advertising revenue from our cruise, flights, and rental cars offerings on Tripadvisor websites and mobile apps. Other revenue decreased $3 million and $5 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, primarily due to a decline in alternative accommodation rentals revenue as we continue to strategically de-emphasize this offering.

Viator Segment

Viator segment revenue increased by $25 million and $79 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, driven by consumer demand for experiences across all geographies, driving growth in bookings, partially offset by some deceleration in revenue growth in the Brand Tripadvisor point-of-sale during the second and third quarters of 2024, as noted above. We continue to believe that Viator is benefiting from a larger macro trend, as the large global market in which it operates continues to grow and migrate online from traditional offline sources.

Adjusted EBITDA in our Viator segment improved by $13 million and $28 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, and Adjusted EBITDA margin improved by 4 percentage points and 5 percentage points during three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023. These improvements in Adjusted EBITDA were primarily due to increased leverage as we scale the business and drive a greater number of bookings from more profitable repeat customers. These improvements were partially offset by our continued investment in marketing, primarily paid online traffic acquisition costs, in response to consumer demand for experiences and increased investment focusing on growing market share, acquiring new customers, and driving brand awareness. In addition, increased personnel and overhead costs to support business growth and invest in our product experience and, to a lesser extent, increased licensing costs, and an increase in revenue generation costs resulting from credit card payments in direct correlation with the increase in revenue, all negatively impacted Adjusted EBITDA. The improvements in Adjusted EBITDA margin were primarily due to a decrease in selling and marketing costs, largely brand marketing, as a percent of revenue.

TheFork Segment

TheFork segment revenue increased by $7 million and $18 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023. These improvements were driven by increased consumer demand for dining in Europe, including increased bookings and pricing, during the three and nine months ended September 30, 2024, when compared to the same periods in 2023. In addition, we estimate this segment's revenue growth rate was positively impacted by foreign currency fluctuations of approximately 2% during both the three and nine months ended September 30, 2024 when compared to the same periods in 2023.

Adjusted EBITDA in TheFork segment improved by $6 million and $19 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, while Adjusted EBITDA margin improved by 12 percentage points and 16 percentage points during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023. The improvement in Adjusted EBITDA was primarily due to an increase in revenue as noted above, and lower personnel and overhead costs. The improvement in Adjusted EBITDA margin was primarily due to lower personnel and overhead costs as a percent of revenue.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	($ in millions)			($ in millions)
Direct costs	$39	$36	8%	$106	$92	15%
Personnel and overhead	8	7	14%	22	21	5%
Total cost of revenue	$47	$43	9%	$128	$113	13%
% of revenue	8.8%	8.1%		9.0%	8.1%

Cost of revenue increased $4 million and $15 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023. The increase in cost of revenue during the three months ended September 30, 2024, when compared to the same period in 2023, was primarily due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs in our Viator segment in direct correlation with the increase in revenue, as Viator serves as the merchant of record for the significant majority of its experience booking transactions. The increase in cost of revenue during the nine months ended September 30, 2024, when compared to the same period in 2023, was primarily due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs in our Viator segment, as noted above, as well as, increased direct revenue generation costs related to data center costs and media production costs in our Brand Tripadvisor segment.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	($ in millions)			($ in millions)
Direct costs	$217	$219	(1%)	$593	$596	(1%)
Personnel and overhead	54	53	2%	162	165	(2%)
Total selling and marketing	$271	$272	0%	$755	$761	(1%)
% of revenue	50.9%	51.0%		53.0%	54.4%

Direct selling and marketing costs as a percentage of consolidated revenue was 41% during both the three months ended September 30, 2024 and 2023. Direct selling and marketing costs decreased by $2 million during the three months ended September 30, 2024, when compared to the same period in 2023, primarily driven by a decrease in overall marketing costs in Brand Tripadvisor of $8 million, partially offset by an increase in overall marketing costs in our Viator segment of $4 million, in order to capture consumer demand, including increased investment within our Viator segment focused on growing market share, acquiring new customers, and driving brand awareness.

Direct selling and marketing costs as a percentage of consolidated revenue was 42% during the nine months ended September 30, 2024, compared to 43% in the same period in 2023. Direct selling and marketing costs decreased by $3 million during the nine months ended September 30, 2024, when compared to the same period in 2023, primarily driven by a decrease in overall marketing costs in Brand Tripadvisor of $28 million, partially offset by an increase in overall marketing costs in our Viator segment of $21 million, in order to capture consumer demand, including increased investment within our Viator segment focused on growing market share, acquiring new customers, and driving brand awareness.

Personnel and overhead costs decreased $3 million during the nine months ended September 30, 2024, when compared to the same period in 2023, primarily driven by a reduction in headcount related to our cost-reduction measures taken during 2023 in Brand Tripadvisor and TheFork, partially by offset by an increase in personnel and overhead costs to support business growth in Viator, as well as, an increase in stock-based compensation.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	($ in millions)			($ in millions)
Personnel and overhead	$62	$58	7%	$194	$179	8%
Other	11	8	38%	30	26	15%
Total technology and content	$73	$66	11%	$224	$205	9%
% of revenue	13.7%	12.4%		15.7%	14.7%

Technology and content costs increased $7 million and $19 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, primarily due to higher personnel and overhead costs, including stock-based compensation costs, in our Brand Tripadvisor and Viator segments, in support of product development, and in addition, increased licensing costs.

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

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	($ in millions)			($ in millions)
Personnel and overhead	$33	$31	6%	$98	$98	0%
Professional service fees and other	18	18	0%	63	46	37%
Total general and administrative	$51	$49	4%	$161	$144	12%
% of revenue	9.6%	9.2%		11.3%	10.3%

Personnel and overhead costs increased by $2 million and did not materially change during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, primarily driven by an increase in stock-based compensation, largely offset by a reduction in headcount related to cost reduction measures taken during 2023 in our Brand Tripadvisor segment.

Professional service fees and other costs increased by $17 million during the nine months ended September 30, 2024, when compared to the same period in 2023, primarily due to an estimated accrual for the potential settlement of a regulatory related matter of $10 million during the first quarter of 2024, and to a lesser extent, incremental digital service tax costs of $5 million, primarily resulting from enacted tax legislation in Canada during June 2024.

Depreciation and Amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use (“ROU”) assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	($ in millions)		($ in millions)
Depreciation	$19	$19	$58	$56
Amortization of intangible assets	2	2	5	7
Total depreciation and amortization	$21	$21	$63	$63
% of revenue	3.9%	3.9%	4.4%	4.5%

Depreciation and amortization did not change materially during both the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023.

Restructuring and other related reorganization costs (benefit)

Restructuring and other related reorganization costs (benefit) consist primarily of employee severance and related benefits.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Restructuring and other related reorganization costs (benefit)	$(1)	$18	$1	$18

The Company incurred pre-tax restructuring and other related reorganization costs of $18 million during the three and nine months ended September 30, 2023. These costs consisted primarily of employee severance and related benefits. Refer to “Note 5: Accrued Expenses and Other Current Liabilities” and “Note 13: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for more information regarding restructuring and other related reorganization costs incurred by each reportable segment.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to the Credit Facility, the Term Loan B Facility, the 2025 Senior Notes, the 2026 Senior Notes, as well as imputed interest on finance leases.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Interest expense	$(13)	$(11)	$(35)	$(33)

Interest expense increased $2 million during both the three and nine months ended September 30, 2024 when compared to the same periods in 2023, primarily due to the issuance of our Term Loan B Facility in July 2024, which has currently increased our cost of capital. The majority of interest expense reported during the three months ended September 30, 2024 was primarily related to the Term Loan B Facility, while during the three ended September 30, 2023 and both the nine months ended September 30, 2024 and 2023, interest expense incurred was primarily related to the 2025 Senior Notes which were redeemed in July 2024. Refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on material capital structure changes and cost of capital during the third quarter of 2024.

Interest Income

Interest income primarily consists of interest earned from available on demand bank deposits, term deposits, money market funds, and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Interest income	$13	$13	$38	$35

Interest income increased $3 million during the nine months ended September 30, 2024, respectively, when compared to the same period in 2023, primarily due to an increase in the average amount of cash invested.

Other Income (Expense), Net

Other income (expense), net generally consists of net foreign exchange gains and losses, forward contract gains and losses, earnings/(losses) from equity method investments, gain/(loss) and impairments on non-marketable investments, gain/(loss) on sale/disposal of businesses, gain/(loss) on extinguishment of debt, and other non-operating income (expenses).

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Other income (expense), net	$(4)	$(2)	$(7)	$(3)

Other expense, net increased $2 million during the three months ended September 30, 2024, when compared to the same period in 2023, primarily due to a $2 million loss on extinguishment of the 2025 Senior Notes. Other expense, net increased $4 million during the nine months ended September 30, 2024, when compared to the same period in 2023, primarily due to a loss on disposal of certain assets and aforementioned loss on extinguishment of debt of $2 million, partially offset by net foreign exchange gains incurred as a result of foreign currency movements.

(Provision) Benefit for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	($ in millions)		($ in millions)
(Provision) benefit for income taxes	$(27)	$(37)	$(84)	$(115)
Effective tax rate	40.9%	57.8%	95.5%	123.7%

Our effective tax rate for the three months ended September 30, 2024 differs from the U.S. federal statutory rate of 21%, primarily due to unfavorable stock-based compensation tax effects. Our effective tax rate for the nine months ended September 30, 2024 differs from the U.S. federal statutory rate of 21%, primarily as a result of a discrete item recorded during the first quarter of 2024, as described below.

We recorded an income tax provision of $27 million and $84 million for the three and nine months ended September 30, 2024, respectively. The change in our income tax provision and our effective tax rate during the nine months ended September 30, 2024, when compared to the same period in 2023, was primarily the result of an IRS audit settlement, which we recorded an income tax expense of $41 million, as a discrete item, inclusive of interest, primarily during the first quarter of 2024, related to this settlement on our unaudited condensed consolidated statement of operations. In addition, we reviewed the impact of the acceptance of this settlement position against our existing transfer pricing income tax reserves for the subsequent open tax years during the first quarter of 2024, which resulted in an income tax benefit, inclusive of estimated interest, of $4 million. During the nine months ended September 30, 2023, specifically in the first quarter of 2023, we recorded a net income tax expense of $55 million related to an IRS audit settlement and related adjustment to existing transfer pricing income tax reserves for subsequent tax years. Refer to “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Net income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	($ in millions)		($ in millions)
Net income (loss)	$39	$27	$4	$(22)
Net income (loss) margin	7.3%	5.1%	0.3%	(1.6%)

Net income increased $12 million during the three months ended September 30, 2024 when compared to the same period in 2023. Improvements in net income were largely driven by restructuring costs incurred of $18 million in the three months ended September 30, 2023, which did not reoccur during the three months ended September 30, 2024, a decrease in income tax expense of $10 million, as well as a decrease in direct selling and marketing costs primarily in our Brand Tripadvisor segment. These improvements were largely offset by increased direct revenue generation costs related to data center costs and media production costs in our Brand Tripadvisor segment, an increase in direct selling and marketing costs in our Viator segment, as well as, increased direct costs from credit card payment and other revenue-related transaction costs in direct correlation with the increase in experiences revenue. All drivers discussed above are described in more detail above under “Consolidated Expenses.”

Net loss improved by $26 million during the nine months ended September 30, 2024 when compared to the same period in 2023. The improvement in net loss was largely driven by increased revenue, as described in more detail above under “Revenue and Segment Information”, a decrease in income tax expense of $31 million, as described in more detail above under “(Provision) Benefit for Income Taxes”, restructuring costs incurred of $18 million in the nine months ended September 30, 2023, which did not reoccur during the nine months ended September 30, 2024. In addition, a decrease in direct selling and marketing costs in our Brand Tripadvisor segment, as well as a decrease in personnel and overhead costs primarily in our Brand Tripadvisor segment, also contributed to the net loss improvement during the nine months ended September 30, 2024. These improvements were largely offset by increased direct selling and marketing costs in our Viator segment, increased direct revenue generation costs related to data center costs and media production costs in our Brand Tripadvisor segment, as well as, increased direct costs from credit card payment and other revenue-related transaction costs in direct correlation with the increase in experiences revenue, and increased personnel and overhead costs to support growth in our Viator segment, and an estimated accrual for the potential settlement of a regulatory related matter of $10 million during the first quarter of 2024. All drivers discussed above are described in more detail above under “Consolidated Expenses.”

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

Adjusted EBITDA is also our segment profit measure and a key measure used by our management and Board of Directors to understand and evaluate the financial performance of our business and on which internal budgets and forecasts are based and approved. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons and better enables management and investors to compare financial results between periods as these costs may vary independent of ongoing core business performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. We define Adjusted EBITDA as net income (loss) plus: (1) provision (benefit) for income taxes; (2) other expense (income), net; (3) depreciation and amortization; (4) stock-based compensation and other stock-settled obligations; (5) goodwill, long-lived asset, and intangible assets impairments; (6) legal reserves and settlements, including indirect tax reserves related to audit settlements and the impact of one-time changes resulting from enacted tax legislation; (7) restructuring and other related reorganization costs (benefit); and (8) non-recurring expenses (income).

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
•
Adjusted EBITDA does not reflect certain income and expenses not directly tied to the ongoing core operations of our business, such as legal reserves and settlements, as well as restructuring and other related reorganization costs (benefit);
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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in millions)
Net income (loss)	$39	$27	$4	$(22)
Add: Provision (benefit) for income taxes	27	37	84	115
Add: Other expense (income), net	4	—	4	1
Add: Non-recurring expense (income) (1)	1	—	4	3
Add: Restructuring and other related reorganization costs (benefit)	(1)	18	1	18
Add: Legal reserves and settlements (2)	—	—	14	—
Add: Stock-based compensation	31	24	92	72
Add: Depreciation and amortization	21	21	63	63
Adjusted EBITDA	$122	$127	$266	$250
(1)
The Company expensed certain transaction costs of $1 million and $4 million during the three and nine months ended September 30, 2024, respectively, to general and administrative expenses on our unaudited condensed consolidated statements of operations. The Company expensed $3 million of previously capitalized transaction costs during the first quarter of 2023 to general and administrative expenses on our unaudited condensed consolidated statement of operations. The Company considers such costs to be non-recurring in nature.
(2)
Includes a one-time charge of $4 million during the second quarter of 2024, resulting from enacted tax legislation in Canada during June 2024 related to digital services taxes, which requires retrospective application back to January 1, 2022. This amount represents the one-time retrospective liability for the periods prior to April 1, 2024, while all prospective periods are included within Adjusted EBITDA. In addition, this amount includes an estimated accrual for the potential settlement of a regulatory related matter of $10 million, expensed during the first quarter of 2024. These costs are reflected in general and administrative expenses on our unaudited condensed consolidated statements of operations.

Related Party Transactions

For information on our relationship with LTRIP, which may be deemed to beneficially own equity securities representing approximately 57% of our voting power as of September 30, 2024, refer to “Note 1: Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report. We had no related party transactions with LTRIP during both of the three and nine months ended September 30, 2024 and 2023.

Stock-Based Compensation

Refer to “Note 10: Stock Based Awards and Other Equity Instruments” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on current year equity award activity, including the issuance of approximately 5.7 million service-based RSUs with a weighted average grant-date fair value of $25.80 during the nine months ended September 30, 2024.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under the Credit Facility. As of both September 30, 2024 and December 31, 2023, we had approximately $1.1 billion of cash and cash equivalents, and $497 million of available borrowing capacity under the Credit Facility. As of September 30, 2024, $216 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which approximately 36% was held in the U.K. As of September 30, 2024, the significant majority of our cash was denominated in U.S. dollars.

As of September 30, 2024, we had $556 million of cumulative undistributed earnings in foreign subsidiaries that are no longer considered to be indefinitely reinvested. As of September 30, 2024, we maintained a deferred income tax liability on our unaudited condensed consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested.

As of September 30, 2024, we are party to a credit agreement (“Amended Credit Agreement”), which, among other things, provides for a $500 million revolving credit facility (“Credit Facility”) with a maturity date of June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more, then the maturity date will be such business day). As of September 30, 2024 and December 31, 2023, we had no outstanding borrowings under the Credit Facility. We are required to pay a quarterly commitment fee, at an applicable rate ranging from 0.25% to 0.40%, on the daily unused portion of the Credit Facility for each fiscal quarter and in connection with the issuance of letters of credit. As of September 30, 2024, our unused revolver capacity was subject to a commitment fee of 0.25%, given the Company’s total net leverage ratio. The Credit Facility, among other things, requires us to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control. As of September 30, 2024 and December 31, 2023, we were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the total net leverage ratio covenant in the future, based on our current projections, we do not believe there is a material risk that we will not remain in compliance throughout the next twelve months.

As of September 30, 2024, the Company had an aggregate outstanding principal amount of $5 million and $832 million in short-term and long-term debt, respectively, pertaining to the 2026 Senior Notes and Term Loan B Facility, both of which are discussed below.

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

On July 8, 2024, under the Amended Credit Agreement, the Company issued a $500 million Term Loan B Facility maturing July 8, 2031, with an interest rate based on secured overnight financing rate (“SOFR”) plus 2.75%, payable monthly. On July 15, 2024, the Company used these funds to fully redeem its outstanding $500 million, 2025 Senior Notes. The Term Loan B Facility was offered at 99.75% of par and is required to be paid down at 1.00% of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, commencing December 31, 2024, equal to 0.25% of the original principal amount with the balance due on the maturity date.

The 2026 Senior Notes and Term Loan B Facility are not registered securities and there are currently no plans to register these notes as securities in the future. We may from time to time repurchase the 2026 Senior Notes and Term Loan B Facility through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. For further information on the Amended Credit Agreement, the Credit Facility, the Term Loan B Facility, 2025 Senior Notes and 2026 Senior Notes, refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report.

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a share repurchase program. This share repurchase program, which has a term of two years, does not obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended September 30, 2024, the Company did not repurchase any shares of outstanding common stock under this share repurchase program. During the nine months ended September 30, 2024, the Company repurchased 1,366,385 shares of its common stock at an average price of $18.28 per share, exclusive of fees and commissions, or $25 million in the aggregate. As of September 30, 2024, there was $200 million remaining available to repurchase shares of its common stock under this share repurchase program. During the nine months ended September 30, 2023, the Company repurchased 4,724,729 shares of its common stock at an average price of $15.85 per share, exclusive of fees and commissions, or $75 million in the aggregate, which completed a previous share repurchase program.

Our business typically experiences seasonal fluctuations that affect the timing of our annual cash flows during the year related to working capital. As a result of our experience bookings, we generally receive cash from travelers at the time of booking or prior to the occurrence of an experience, and we record these amounts, net of commissions, on our consolidated balance sheet as deferred merchant payables. We pay the experience operator, or the supplier, after the travelers’ use. Therefore, we generally receive cash from the traveler prior to paying the experience operator and this operating cycle represents a source or use of cash to us. During the first half of the year, experiences bookings typically exceed completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as significant shifts in our business mix, adverse economic conditions, public health-related events, as well as other factors that could result in future seasonal patterns that are different from historical trends. In addition, new or different payment options offered to our customers could impact the timing of cash flows, such as our “Reserve Now, Pay Later” payment option, which allows travelers the option to reserve certain experiences and defer payment until a date no later than two days before the experience date. Usage of this payment option may continue to increase, though it is still not used in a majority of bookings to date, and affect the timing of our future cash flows and working capital.

As discussed in “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report, we received a final notice regarding a MAP resolution agreement for the 2014 through 2016 tax years in January 2024, which we subsequently accepted in February 2024. During the three months ended June 30, 2024, we made a payment to the IRS of $141 million, inclusive of estimated interest, and during the three months ended September 30, 2024, we made various state tax payments totaling $18 million, inclusive of estimated interest, related to this audit settlement. We anticipate a competent authority refund from a foreign jurisdiction and certain federal tax benefits, net of certain state tax payments due, associated with this IRS audit settlement which will be substantially settled in the next twelve months, resulting in an estimated net cash inflow of $50 million to $60 million, inclusive of related interest.

Additionally, as discussed in “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report, we received a final notice regarding a MAP settlement for the 2009 through 2011 tax years in January 2023, which the Company subsequently accepted in February 2023. During the three months ended June 30, 2023, we made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to the Tax Sharing Agreement with Expedia. During the three months ended September 30, 2023, we received a competent authority refund of $49 million, inclusive of interest income, related to this IRS audit settlement.

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

Our cash flows for the nine months ended September 30, 2024 and 2023, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine months ended September 30,
	2024	2023
	(in millions)
Net cash provided by (used in):
Operating activities	$147	$254
Investing activities	(51)	(47)
Financing activities	(55)	(97)

During the nine months ended September 30, 2024, our primary source of cash was from operations, while our primary use of cash was from financing activities (including repurchases of our outstanding common stock at an aggregate cost of $25 million under our existing share repurchase program, payment of withholding taxes on net share settlements of our equity awards of $17 million, and financing costs related to the issuance of our Term Loan B Facility of $7 million) and investing activities (including capital expenditures of $51 million incurred during the nine months ended September 30, 2024). This use of cash was funded with cash and cash equivalents and operating cash flows during the period.

During the nine months ended September 30, 2023, our primary source of cash was from operations, while our primary use of cash was from financing activities (including repurchases of our outstanding common stock at an aggregate cost of $75 million under a previous share repurchase program and payment of withholding taxes on net share settlements of our equity awards of $14 million) and investing activities (including capital expenditures of $47 million incurred during the nine months ended September 30, 2023). This use of cash was funded with cash and cash equivalents, and operating cash flows during the period.

Net cash provided by operating activities for the nine months ended September 30, 2024, decreased by $107 million when compared to the same period in 2023, primarily due to a decrease in working capital of $144 million, partially offset by an improvement in net income (loss) of $26 million and an increase in non-cash items of $11 million, primarily due to an increase in stock-based compensation expense. The decrease in working capital was driven primarily by a net increase in U.S. federal and various state tax payments of $80 million, combined with a decrease of $13 million in our income tax provision, both related to the IRS audit settlements, discussed above, when compared to the same period in 2023. Also contributing to the decrease in working capital was a decrease in deferred merchant payables, reflecting the timing of when cash is received from travelers and then remitted to experiences operators. In addition, changes in working capital related to accounts receivable and accounts payable were due to the timing of customer payments and vendor payments, respectively, and contributed to the fluctuation in working capital.

Net cash used in investing activities for the nine months ended September 30, 2024 increased by $4 million when compared to the same period in 2023, due to an increase in capital expenditures across the business.

Net cash used in financing activities for the nine months ended September 30, 2024 decreased by $42 million when compared to the same period in 2023, primarily due to a decrease in net cash used to purchase shares of our common stock under share repurchase programs of $50 million, partially offset by financing costs related to the issuance of our Term Loan B Facility of $7 million in the third quarter of 2024.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2023. As of September 30, 2024, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report for a discussion of our contractual obligations and commercial commitments.

Contingencies

In the ordinary course of business, we are party to legal, regulatory and administrative matters, including threats thereof, arising out of or in connection with our operations. These matters may involve claims involving patent and other intellectual property rights (including privacy, alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer matters and data privacy), contractual disputes (including breach of a covenant or disagreements as to interpretation), defamation and reputational claims. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material, we record the estimated loss in our consolidated statements of operations. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business, except for certain known income tax matters discussed below. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

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

The Organization for Economic Cooperation and Development (“OECD”) has been developing its “two pillar” project to address certain perceived tax challenges arising from digitalization of the economy. Many countries have implemented or are in the process of implementing the Pillar Two legislation, which will result in significant changes to the international taxation system under which our current income tax obligations are determined. Pillar Two of this project calls for a minimum income tax rate on corporations of 15% and has begun to be implemented by an increasing number of countries. The OECD and implementing countries are expected to continue to offer further guidance on the impact of Pillar Two on their respective local corporate income tax rules, however, such impact for the Company is not expected to be material at this time. The Company will continue to monitor developments to determine any potential impact of Pillar Two in the countries in which we operate.

Pillar One, which would reallocate profits from the largest and most profitable businesses to countries where the customers of those businesses are located, remains under discussion at the OECD, and its implementation remains uncertain. If implemented, Pillar One would potentially result in the removal of unilateral digital services tax initiatives, such as those enacted in France, Italy, Spain, and the U.K. In July 2023, more than 138 countries and jurisdictions agreed to refrain from imposing newly enacted digital service tax initiatives or similar measures before December 31, 2024, provided the Pillar One negotiations have made sufficient progress by the end of 2023. In December 2023, the OECD Inclusive Framework reaffirmed their commitment to achieve a consensus-based solution and to complete the multilateral agreement by June 2024, thereby extending the standstill on new digital service tax initiatives. The June 2024 extended deadline has since expired, thereby enabling countries to introduce new unilateral digital service taxes. For example, in June 2024, Canada enacted tax legislation related to digital services taxes, which requires retrospective application back to January 1, 2022, resulting in a one-time charge of $4 million during the second quarter of 2024, reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations. We will continue to monitor these developments to determine the financial impact to the Company. During the three and nine months ended September 30, 2024, we recorded $7 million and $18 million, respectively, of digital service tax, while during the three and nine months ended September 30, 2023, we recorded $6 million and $13 million, respectively, of digital service tax to general and administrative expense on our unaudited condensed consolidated statements of operations.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our unaudited condensed consolidated balance sheet, which was not material as of September 30, 2024. As of September 30, 2024, $556 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the nine months ended September 30, 2024 since December 31, 2023. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. We are exposed to market risks primarily due to our international operations, our ongoing investment and financial activities, as well as changes in economic conditions in all significant markets in which we operate. The risk of loss can be assessed from the perspective of adverse changes in our future earnings, cash flows, fair values of our assets, and financial condition. Our exposure to market risk, at any point in time, may include risks related to any borrowings under the Credit Facility, outstanding debt related to the 2026 Senior Notes and Term Loan B Facility, derivative instruments, capped calls, cash and cash equivalents, short-term and long-term marketable securities, if any, accounts receivable, intercompany receivables/payables, accounts payable, deferred merchant payables and other balances and transactions denominated in foreign currencies. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage and attempt to mitigate our exposure to such risks.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are party to legal, regulatory and administrative matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving, but not limited to, intellectual property rights (including privacy rights and alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer protection matters and data privacy or cybersecurity matters), contractual claims (including related to our material agreements or other contracts), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. We record the estimated loss in our consolidated statements of operations when (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time, which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business, except for certain known income tax matters as discussed in “Note 8: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report. However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent reports with the SEC for a description of the risks and uncertainties which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. During the quarter ended September 30, 2024, there were no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2024, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

During the three months ended September 30, 2024, the Company did not repurchase any shares of its outstanding common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the third quarter of 2024, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

November 6, 2024