Form 10-Q
period 2025-03-31
TripAdvisor, Inc.
filed 2025-05-07
CIK 1526520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-35362

TRIPADVISOR, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0743202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding Shares at May 1, 2025
Common Stock, $0.001 par value per share	118,092,104 shares

Tripadvisor, Inc.

Form 10-Q

For the Quarter Ended March 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three months ended March 31,
	2025	2024
Revenue (Note 3)	$398	$395

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization as shown separately below)	27	25
Marketing	172	162
Personnel (including stock-based compensation of $28 and $28, respectively - Note 9)	144	149
Technology	22	22
General and administrative	17	29
Depreciation and amortization	21	22
Restructuring and other related reorganization costs (Note 5)	10	1
Total costs and expenses	413	410
Operating income (loss)	(15)	(15)
Other income (expense):
Interest expense	(12)	(11)
Interest income	10	13
Other income (expense), net	(3)	(3)
Total other income (expense), net	(5)	(1)
Income (loss) before income taxes	(20)	(16)
(Provision) benefit for income taxes (Note 7)	9	(43)
Net income (loss)	$(11)	$(59)

Earnings (loss) per share attributable to common stockholders (Note 11):
Basic	$(0.08)	$(0.43)
Diluted	$(0.08)	$(0.43)
Weighted average common shares outstanding (Note 11):
Basic	141	138
Diluted	141	138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three months ended
	March 31,
	2025	2024
Net income (loss)	$(11)	$(59)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (1)	16	(10)
Reclassification adjustments included in net income (loss), net of tax (1)	—	3
Total other comprehensive income (loss), net of tax	16	(7)
Comprehensive income (loss)	$5	$(66)

(1)
Deferred income tax liabilities related to these amounts are not material.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$1,154	$1,064
Accounts receivable, net (allowance for expected credit losses of $27 and $25, respectively) (Note 4)	263	207
Prepaid expenses and other current assets	67	49
Total current assets	1,484	1,320
Property and equipment, net of accumulated depreciation of $586 and $567, respectively	204	200
Operating lease right-of-use assets	34	17
Intangible assets, net of accumulated amortization of $193 and $189, respectively	35	36
Goodwill	825	814
Non-marketable investments (Note 4)	30	30
Deferred income taxes, net	100	101
Other long-term assets, net of allowance for credit losses of $10 and $10, respectively (Note 4)	44	43
TOTAL ASSETS	$2,756	$2,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$61	$49
Deferred merchant payables	365	255
Deferred revenue (Note 3)	82	47
Current portion of debt (Note 6)	9	5
Income taxes payable (Note 7)	25	23
Accrued expenses and other current liabilities (Note 5)	241	249
Total current liabilities	783	628
Long-term debt (Note 6)	1,167	831
Finance lease obligation, net of current portion	42	43
Operating lease liabilities, net of current portion	29	11
Deferred income taxes, net	1	1
Other long-term liabilities	91	104
Total Liabilities	2,113	1,618

Commitments and contingencies (Note 8)
Stockholders’ equity: (Note 10)
Preferred stock, $0.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 0 and 0
Common stock, $0.001 par value	—	—
Authorized shares: 1,600,000,000
Shares issued: 155,266,930 and 153,655,038, respectively
Shares outstanding: 129,006,678 and 127,394,786, respectively
Class B common stock, $0.001 par value	—	—
Authorized shares: 400,000,000
Shares issued and outstanding: 12,799,999 and 12,799,999, respectively
Additional paid-in capital	1,627	1,605
Stockholder note receivable - related party (Note 1)	(327)	—
Retained earnings	265	276
Accumulated other comprehensive income (loss)	(75)	(91)
Treasury stock-common stock, at cost, 26,260,252 and 26,260,252 shares, respectively	(847)	(847)
Total Stockholders’ Equity	643	943
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,756	$2,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except number of shares)

	Three months ended March 31, 2025
								Accumulated
			Class B		Additional	Stockholder note		other
	Common stock		common stock		paid-in	receivable -	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	related party	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2024	153,655,038	$—	12,799,999	$—	$1,605	$—	$276	$(91)	(26,260,252)	$(847)	$943
Net income (loss)							(11)				(11)
Other comprehensive income (loss), net of tax								16			16
Stockholder note receivable - related party (Note 1)						(327)					(327)
Issuance of common stock related to exercises of options and vesting of RSUs	1,611,892	—			—						—
Withholding taxes on net share settlements of equity awards					(9)						(9)
Stock-based compensation					31						31
Balance as of March 31, 2025	155,266,930	$—	12,799,999	$—	$1,627	$(327)	$265	$(75)	(26,260,252)	$(847)	$643

	Three months ended March 31, 2024
								Accumulated
			Class B		Additional	Stockholder note		other
	Common stock		common stock		paid-in	receivable -	Retained	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	related party	earnings	income (loss)	Shares	Amount	Total
Balance as of December 31, 2023	149,775,361	$—	12,799,999	$—	$1,493	$—	$271	$(71)	(24,893,867)	$(822)	$871
Net income (loss)							(59)				(59)
Other comprehensive income (loss), net of tax								(7)			(7)
Issuance of common stock related to exercises of options and vesting of RSUs	1,462,140	—			—						—
Withholding taxes on net share settlements of equity awards					(10)						(10)
Stock-based compensation					30						30
Balance as of March 31, 2024	151,237,501	$—	12,799,999	$—	$1,513	$—	$212	$(78)	(24,893,867)	$(822)	$825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIPADVISOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three months ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$(11)	$(59)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21	22
Stock-based compensation expense (Note 9)	28	28
Deferred income tax expense (benefit)	1	8
Other, net	7	6
Changes in operating assets and liabilities, net:
Accounts receivable, net, prepaid expenses and other assets	(65)	(69)
Accounts payable, accrued expenses and other liabilities	(2)	19
Deferred merchant payables	100	120
Income tax receivables/payables, net	(13)	31
Deferred revenue	36	33
Net cash provided by (used in) operating activities	102	139

Investing activities:
Capital expenditures, including capitalized website development	(19)	(16)
Net cash provided by (used in) investing activities	(19)	(16)

Financing activities:
Proceeds from the issuance of Term Loan B Facility, net of financing costs (Note 6)	341	—
Principal payments on Term Loan B Facility (Note 6)	(2)	—
Payment of withholding taxes on net share settlements of equity awards	(9)	(10)
Funding of term loan facility for related party (Note 1)	(327)	—
Payments of finance lease obligation and other financing activities	(6)	(2)
Net cash provided by (used in) financing activities	(3)	(12)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	90	104
Cash, cash equivalents and restricted cash at beginning of period	1,064	1,067
Cash, cash equivalents and restricted cash at end of period	$1,154	$1,171
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes, net of refunds	$2	$3
Cash paid during the period for interest	$10	$18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

We refer to Tripadvisor, Inc. and our wholly-owned subsidiaries as “Tripadvisor,” “Tripadvisor Group,” “the Company,” “us,” “we,” and “our” in these notes to the unaudited condensed consolidated financial statements.

Description of Business

Tripadvisor Group's mission is to connect people to experiences worth sharing with a vision to be the world’s most trusted source for travel and experiences. We leverage our brands, technology platforms, and capabilities to connect our large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories. The Company operates across three business segments: Brand Tripadvisor, Viator, and TheFork.

Brand Tripadvisor empowers everyone to be a better traveler through its online global platform where hundreds of millions of visitors regularly visit and engage to discover, generate, and share authentic user-generated content (“UGC”) in the form of reviews and opinions for experiences, accommodations, restaurants, and cruises in over 40 countries across the world. As of December 31, 2024, Tripadvisor offered more than 1 billion user-generated reviews and opinions on over 9 million experiences, accommodations, restaurants, airlines, and cruises.

Viator enables travelers to discover and book iconic, unique and memorable experiences from experience operators around the globe. Our online marketplace is comprehensive, connecting travelers to bookable tours, activities and attractions—consisting of nearly 400,000 experiences from more than 65,000 operators as of December 31, 2024.

TheFork delivers happiness through amazing dining experiences as the leading online restaurant booking platform in Europe. At the forefront of championing restaurant culture, TheFork harnesses technology to promote real life connections between diners and restaurateurs. TheFork provides an online marketplace that enables diners to discover and book online reservations at approximately 55,000 restaurants in 11 countries, as of December 31, 2024, across the U.K., western and central Europe.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. We prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation, none of which were material to the presentation of the accompanying unaudited condensed consolidated financial statements, except as discussed below in “Revised Operating Expense Presentation.” Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC (the “2024 Annual Report”). The unaudited condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

Revised Operating Expense Presentation

As previously disclosed in our 2024 Annual Report, during the fourth quarter of 2024, the Company revised its operating expense captions on its consolidated statement of operations to better align the Company’s financial presentation with how management assesses performance and makes strategic decisions in its business operations, and to provide additional clarity and understanding of our operating expenses for investors. Prior year amounts have been reclassified to conform to the current period presentation. The revised presentation did not result in any changes to previously reported revenues, total costs and expenses, operating income (loss), income (loss) before income taxes, or net income (loss).

The following table below shows the reclassification adjustments made amongst costs and expenses on our unaudited condensed consolidated statement of operations for the periods presented below.

	As Reported March 31, 2024	Adjustments		As Adjusted March 31, 2024
	(in millions)
Costs and expenses:
Cost of sales (formerly Cost of revenue)	$35	$(10)	1	$25
Marketing (formerly Selling and marketing)	221	(59)	2	162
Personnel (including stock-based compensation of $28)	—	149	3	149
Technology (formerly Technology and content)	76	(54)	4	22
General and administrative	56	(27)	5	29
Depreciation and amortization	22	—		22
Restructuring and other related reorganization costs	—	1	6	1
Total costs and expenses	$410	$—		$410

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
(6)
Reclass of Restructuring and other related reorganization costs from General and administrative for comparability with the current period presentation.

LTRIP and Tripadvisor Merger Agreement and Loan Agreement

As of March 31, 2025, Liberty Tripadvisor Holdings, Inc. (“LTRIP”) was a controlling stockholder of Tripadvisor and related party. As of March 31, 2025, LTRIP beneficially owned approximately 14.0 million shares of our common stock and 12.8 million shares of our Class B common stock, which constituted approximately 11% of the outstanding shares of common stock and 100% of the outstanding shares of Class B common stock. Assuming the conversion of all LTRIP’s shares of Class B common stock into common stock, LTRIP would beneficially own approximately 19% of the outstanding common stock as of such date. Because each share of Class B common stock is entitled to ten votes per share and each share of common stock is entitled to one vote per share, LTRIP would have beneficially owned equity securities representing approximately 55% of our voting power as of March 31, 2025. We had no related party transactions with LTRIP during each of the three months ended March 31, 2025 and 2024, except as discussed below.

On December 18, 2024, the Company, LTRIP and Telluride Merger Sub Corp., a Delaware corporation (“Merger Sub”) and an indirect wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, (i) Merger Sub will be merged with and into LTRIP (the “Merger”), with LTRIP surviving the Merger as the surviving corporation and an indirect, wholly-owned subsidiary of the Company, and (ii) immediately following the Merger, LTRIP (as the surviving corporation in the Merger) will be merged with and into TellurideSub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“ParentSub LLC”) (such merger, the “ParentSub LLC Merger”), with ParentSub LLC surviving the ParentSub LLC Merger as the surviving company and a wholly-owned subsidiary of the Company.

On April 29, 2025, the Merger was consummated, and per the Merger Agreement, (i) the shares of LTRIP Series A Common Stock and Series B Common Stock issued and outstanding immediately prior to the effective time of the Merger were converted into the right to receive $0.2567 per share in cash, totaling approximately $20 million in the aggregate; and (ii) all of the shares of LTRIP's 8% Series A Cumulative Redeemable Preferred Stock issued and outstanding immediately prior to the effective time of the Merger were converted into the right to receive, in the aggregate, approximately $42.5 million in cash, without interest, and 3,037,959 validly issued, fully paid and non-assessable shares of the Company's common stock, with an estimated fair value of approximately $39 million, as calculated using the Company's closing stock price on April 28, 2025; and (iii) LTRIP's 0.50% Exchangeable Senior Debentures (the “Exchangeable Debentures”) of $326 million were repaid during March 2025 by LTRIP with the use of loan proceeds from the Company, as discussed below, while the remaining $4 million will be repaid by the Company approximately 30 days after the consummation of the Merger. The aggregate transaction price of the Merger was approximately $430 million.

Pursuant to the Merger Agreement, the Company agreed to provide a loan facility (the “Loan Agreement”) to LTRIP to enable LTRIP to repurchase or settle the Exchangeable Debentures prior to the closing of the Merger. On March 20, 2025, the Company, as Lender, LTRIP, as Borrower, and LTRIP’s wholly owned subsidiaries, as guarantors (the “Guarantors”), entered into the Loan Agreement. Pursuant to the Loan Agreement, the Company extended credit in the form of a term loan facility in an aggregate principal amount of $327 million subject to the terms and conditions therein. The Loan Agreement provided that LTRIP was required to use the proceeds from loans under the Loan Agreement solely to repurchase or settle its exchange obligations with respect to the Exchangeable Debentures in accordance with the terms of the Exchangeable Debentures Indenture and the Merger Agreement and pay related fees, costs and expenses incurred in connection therewith. The Loan Agreement subsequently expired in accordance with the terms of the Merger Agreement upon consummation of the Merger, or April 29, 2025, and the loan balance of $327 million is no longer payable to the Company and was assumed in the aggregate transaction price of the Merger, as discussed below.

At March 31, 2025, the outstanding balance of the Loan Agreement of $327 million has been recorded to “stockholder note receivable - related party” as a reduction to stockholders’ equity in our unaudited condensed consolidated balance sheet. This amount will be reclassified to treasury stock upon consummation of the Merger (see Merger accounting discussion below).

Assets held by LTRIP substantially consist of shares of the Company’s common stock. As a result, following the consummation of the Merger, the Company accounts for the Merger as a repurchase of the Company's common stock previously held by LTRIP. As such: (i) the aggregate transaction price will be recorded as an increase to treasury stock within stockholders’ equity on our unaudited condensed consolidated balance sheet, and (ii) the cash portion of the aggregate transaction price will be reflected as a financing cash outflow within our unaudited condensed consolidated statement of cash flows. The amount anticipated to be allocated to treasury stock on the unaudited condensed consolidated balance sheet will include the aggregate transaction price of approximately $430 million, plus all direct expenses and fees associated with the repurchase of the Company’s common stock, which are estimated to be approximately $20 million.

Immediately following the consummation of the Merger, on April 29, 2025, the Board of Directors retired the shares of Tripadvisor common stock and Class B common stock previously held by LTRIP, thereby canceling approximately 26.8 million shares of the Company, which reduced the Company’s outstanding shares by the same number.

As a result of the Merger, the Company is no longer a controlled company under the Nasdaq Stock Market Listing Rules (the “Nasdaq Rules”) and no longer subject to the Governance Agreement by and among the Company, Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (as amended by the Assignment and Assumption of Governance Agreement, dated August 12, 2014).

Risks and Uncertainties

The U.S. and other countries have seen increased economic uncertainty (including with respect to tariffs, the threat of tariffs and changes in trade policies), market volatility, elevated levels of inflation and fluctuating discretionary spending patterns by consumers, all of which may impact our business. If macroeconomic conditions deteriorate, consumer demand and spending may decline, we may not be able to pass on increased costs to our customers and any inability to navigate the macroeconomic environment could harm our business, results of operations and financial condition.

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

Accounting Estimates

We use estimates and assumptions in the preparation of our unaudited condensed consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our unaudited condensed consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our unaudited condensed consolidated financial statements is accounting for income taxes. Refer to “Note 7: Income Taxes” for information regarding our significant income tax estimates.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our accounting policies since December 31, 2024, as described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our 2024 Annual Report.

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance requiring entities to provide additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. The new accounting guidance requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. This guidance is effective for the 2025 annual period and can be applied either prospectively or retrospectively. We are currently in the process of evaluating the impact of this new accounting guidance on our consolidated financial statements for the year ended December 31, 2025 and related disclosures.

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

NOTE 3: REVENUE RECOGNITION

There have been no material changes to our principal revenue streams, revenue recognition policies, performance obligations, description of and timing of services, or customer payment terms since December 31, 2024, as described under “Note 2: Significant Accounting Policies”, in the notes to consolidated financial statements in Item 8 of our 2024 Annual Report. There was no significant revenue recognized in the three months ended March 31, 2025 and 2024 related to performance obligations satisfied in prior periods. We have applied a practical expedient and do not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. The Company expects to complete its performance obligations within one year from the initial transaction date. The value related to our remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.

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

	Three months ended March 31,
	2025	2024
Major products/revenue sources (1):	(in millions)
Brand Tripadvisor
Tripadvisor-branded hotels	$148	$159
Media and advertising	31	33
Tripadvisor experiences and dining (2)	30	36
Other	10	12
Total Brand Tripadvisor	219	240

Viator	156	141
TheFork	46	41
Intersegment eliminations (2)	(23)	(27)
Total Revenue	$398	$395

(1)
Our revenue is recognized primarily at a point in time for all reportable segments.
(2)
Tripadvisor experiences and dining revenue within the Brand Tripadvisor segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See “Note 12: Segment Information” for a discussion of intersegment revenue for all periods presented.

Deferred Revenue

Contract liabilities generally include payments received in advance of performance under the contract and are realized as revenue as the performance obligation to the customer is satisfied, which we present as deferred revenue on our consolidated balance sheet, including amounts that are refundable. As of January 1, 2025 and 2024, we had $47 million and $49 million, respectively, recorded as deferred revenue on our unaudited condensed consolidated balance sheets, of which $29 million and $28 million, respectively, was recognized in revenue and $3 million and $2 million, respectively, was refunded due to cancellations by travelers, during the three months ended March 31, 2025 and 2024. The difference between the opening and closing balances of our deferred revenue primarily results from the timing differences between when we receive customer payments and the time in which we satisfy our performance obligations.

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

Cash, Cash Equivalents and Marketable Securities

As of March 31, 2025 and December 31, 2024, we had approximately $1.2 billion and $1.1 billion of cash and cash equivalents, which consisted of available on demand bank deposits and money market funds, with maturities of 90 days or less at the date of purchase, in each case, with major global financial institutions. We had no outstanding investments classified as either short-term or long-term marketable securities as of March 31, 2025 or December 31, 2024, and there were no purchases or sales of any marketable securities during and for the three months ended March 31, 2025 and 2024.

The following table shows our cash and cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, as well as their classification on our unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents	Amortized Cost	Fair Value (1)	Cash and Cash Equivalents
	(in millions)
Cash	$836	$836	$836	$742	$742	$742
Level 1:
Money market funds	318	318	318	322	322	322
Total	$1,154	$1,154	$1,154	$1,064	$1,064	$1,064
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

Derivative Financial Instruments

We generally use forward contracts to reduce the effects of foreign currency exchange rate fluctuations on our cash flows for the Euro versus the U.S. Dollar. For the three months ended March 31, 2025 and 2024, our forward contracts were not designated as hedges and generally had maturities of less than 90 days. Our outstanding or unsettled forward contracts are carried at fair value on our unaudited condensed consolidated balance sheets as of both March 31, 2025 and December 31, 2024. We measure the fair value of our outstanding or unsettled derivatives using Level 2 fair value inputs, as we use a pricing model that takes into account the contract terms as well as current foreign currency exchange rates in active markets. We recognize any gain or loss resulting from the change in fair value of our foreign currency forward contracts in other income (expense), net on our unaudited condensed consolidated statement of operations, which was not material during each of the three months ended March 31, 2025 and 2024. We recorded a net loss of $1 million for the three months ended March 31, 2025 related to our forward contracts, however this amount was not material for the three months ended March 31, 2024.

The following table shows the notional principal amounts of our outstanding derivative instruments for the periods presented:

	March 31, 2025	December 31, 2024
	(in millions)
Foreign currency exchange-forward contracts (1)(2)	$31	$11
(1)
Derivative contracts address foreign currency exchange fluctuations for the Euro versus the U.S. dollar. These outstanding derivatives are not designated as hedging instruments and have an original maturity period of 90 days or less.
(2)
The fair value of our outstanding derivatives as of March 31, 2025 and December 31, 2024, respectively, was not material. The notional amount of a forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the unaudited condensed consolidated balance sheets.

Counterparties to our outstanding forward contracts consist of major global financial institutions. We monitor our positions and the credit ratings of the counterparties involved and, by policy limits, the amount of credit exposure to any one party. We do not use derivatives for trading or speculative purposes. We did not enter into any cash flow, fair value or net investment hedges as of March 31, 2025 and December 31, 2024.

Other Financial Assets and Liabilities

As of March 31, 2025 and December 31, 2024, financial instruments not measured at fair value on a recurring basis, including accounts payable, accrued expenses and other current liabilities, and deferred merchant payables, were carried at cost on our unaudited condensed consolidated balance sheets, which approximates their fair values because of the short-term nature of these items. Accounts receivable, including contract assets as described below, as well as certain other financial assets, are measured at amortized cost and are carried at cost less an allowance for expected credit losses on our unaudited condensed consolidated balance sheets to present the net amount expected to be collected.

Accounts Receivable, net

The following table provides information about the opening and closing balances of accounts receivable, including contract assets, net of allowance for expected credit losses, from contracts with customers as of the dates presented:

	March 31, 2025	December 31, 2024
	(in millions)
Accounts receivable	229	187
Contract assets	34	20
Total	$263	$207

Accounts receivable are recognized when the right to consideration becomes unconditional, and are recorded net of an allowance for expected credit losses. We record accounts receivable at the invoiced amount. Our customer invoices are generally due from customers 30 days from the time of invoicing. Contract assets are rights to consideration in exchange for services that we have transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of our contract assets primarily results from the timing difference between when we satisfy our performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets during the periods ended March 31, 2025 and December 31, 2024 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

Fair Value of Long-Term Debt

The following table shows the aggregate principal and fair value amount of the 2026 Senior Notes and Term Loan B Facility as of the dates presented, primarily classified as long-term debt on our unaudited condensed consolidated balance sheets and are considered Level 2 fair value measurements. Refer to “Note 6: Debt” for additional information related to our 2026 Senior Notes and Term Loan B Facility.

	March 31, 2025				December 31, 2024
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Fair Value (1)	Principal	Unamortized Debt Issuance Costs	Carrying Value	Fair Value (1)
	(in millions)
2026 Senior Notes	$345	$(1)	$344	$331	$345	$(2)	$343	$323
Term Loan B Facility (2)	$847	$(15)	$832	$836	$499	$(6)	$493	$504
(1)
We estimate the fair value of the 2026 Senior Notes and Term Loan B Facility based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.
(2)
During the first quarter of 2025, the Company increased its existing Term Loan B Facility in the amount of $350 million. Refer to “Note 6: Debt” for further information.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 unobservable inputs as of March 31, 2025 and December 31, 2024.

Risks and Concentrations

Our business is subject to certain financial risks and concentrations, including concentration related to dependence on our relationships with our customers. For the year ended December 31, 2024, Booking Holdings Inc. (and its subsidiaries) accounted for 10% or more of our consolidated revenue, and together with Expedia Group, Inc. (and its subsidiaries), our two most significant travel partners, accounted for approximately 22% of our consolidated revenue, with nearly all of this revenue concentrated in our Brand Tripadvisor segment. Additionally, our business is dependent on relationships with third-party service providers that we rely on to fulfill service obligations to our customers where the Company is the merchant of record, such as our experience operators. However, for the year ended December 31, 2024, no one operator’s inventory resulted in more than 10% of our annual revenue on a consolidated basis or at a reportable segment level.

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

Assets Measured at Fair Value on a Non-recurring Basis

Non-Marketable Investments

Equity Securities Accounted for under the Equity Method

The Company owns a 40% equity investment in Chelsea Investment Holding Company PTE Ltd, which is majority owned by Ctrip Investment Holding Ltd, a majority-owned subsidiary of Trip.com Group Limited. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence, but not control, over the investee. The carrying value of this minority investment was $28 million as of both March 31, 2025 and December 31, 2024, and is included in non-marketable investments on our unaudited condensed consolidated balance sheets. During both the three months ended March 31, 2025 and 2024, our share of the investee’s net loss in other income (expenses), net within the unaudited condensed consolidated statement of operations was not material. The Company evaluates this investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment based on Level 3 inputs, is recognized in earnings when an impairment is deemed to be other than temporary. During both the three months ended March 31, 2025 and 2024, we did not record any impairment loss on this equity investment.

The Company maintains various commercial agreements with Chelsea Investment Holding Company PTE Ltd. and/or its subsidiaries. Transactions under these agreements are considered related-party transactions, and were not material during each of the three months ended March 31, 2025 and 2024.

Other Long-Term Assets

The Company holds collateralized notes (the “Notes Receivable”) issued by a privately held company with a total principal amount of $20 million, classified as held-to-maturity, as the Company has concluded it has the positive intent and ability to hold the Notes Receivable until maturity, with 50% due June 2028 and the remaining 50% due June 2030, or the date on which there is a change in control, whichever is earlier. As of both March 31, 2025 and December 31, 2024, the carrying value of the Notes Receivable was $9 million, net of accumulated allowance for credit losses, and is classified in other long-term assets, net on our unaudited condensed consolidated balance sheets at amortized cost. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether the Notes Receivable are impaired and monitor for changes to our allowance for credit losses.

Other non-financial assets, such as property and equipment, goodwill, intangible assets, and operating lease right-of-use assets are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements, if necessary, are based predominately on Level 3 inputs.

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	March 31, 2025	December 31, 2024
	(in millions)
Accrued salary, bonus, and other employee-related benefits	$51	$74
Accrued marketing costs	79	67
Interest payable	1	1
Finance lease liability - current portion	7	7
Operating lease liabilities - current portion	5	6
Non-income taxes payable (1)	16	18
Accrued legal contingencies (2)	10	10
Restructuring and other related reorganization costs (3)	4	5
Other	68	61
Total	$241	$249

(1)
Amounts are primarily related to digital service taxes.
(2)
Refer to “Note 8: Commitments and Contingencies” for further information.
(3)
During the fourth quarter of 2024, the Company approved and subsequently initiated a set of actions in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. As a result of actions taken under this initiative during first quarter of 2025, the Company incurred estimated pre-tax restructuring and other related reorganization costs of $10 million, which consisted of employee severance and related benefits, primarily in our Brand Tripadvisor segment. We expect the majority of remaining unpaid costs as of March 31, 2025 to be disbursed during 2025.

The following table summarizes our restructuring and other related reorganization costs for the three months ended March 31, 2025:

Carrying Value
(in millions)
Accrued liability as of December 31, 2024	$5
Charges	10
Payments	(11)
Accrued liability as of March 31, 2025	$4

NOTE 6: DEBT

The Company’s outstanding debt consisted of the following as of the dates presented:

	March 31, 2025	December 31, 2024
	(in millions)
Short-term debt:
Term Loan B Facility	$9	$5
Total short-term debt	$9	$5

Long-term debt:
Term Loan B Facility due 2031	$838	$494
0.25% Convertible 2026 Senior Notes due 2026	345	345
Unamortized Debt Issuance Costs	(16)	(8)
Total long-term debt	$1,167	$831

Credit Agreement

We are party to a credit agreement with a group of lenders initially entered into in June 2015 and, amended and restated in June 2023 (the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”). The Credit Facility has a maturity date of June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more, then the maturity date will be such business day). On July 8, 2024, the Company entered into the First Amendment to its Credit Agreement, which implemented the Term Loan B Facility (discussed below), and, on March 20, 2025, entered into the Second Amendment to the Amended Credit Agreement, which increased the existing Term Loan B Facility in the amount of $350 million (the Credit Agreement, with the First Amendment and the Second Amendment is hereinafter referred to as the “Amended Credit Agreement”). The Amended Credit Agreement does not change the aggregate amount of revolving commitments available at $500 million related to our Credit Facility.

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

Credit Facility

As of March 31, 2025 and December 31, 2024, we had no outstanding borrowings from the Credit Facility. The Credit Facility also includes $15 million of borrowing capacity available for letters of credit and $40 million for swing-line borrowings on same-day notice. As of both March 31, 2025 and December 31, 2024, we had issued $3 million of undrawn standby letters of credit under the Credit Facility. For the three months ended March 31, 2025 and 2024, total interest expense and commitment fees on our Credit Facility were not material. The Amended Credit Agreement, among other things, requires us to maintain a maximum total net leverage ratio of 4.5 to 1.0 solely in respect to the Credit Facility and contains certain customary affirmative and negative covenants and events of default, including a change of control.

Term Loan B Facility

On July 8, 2024, under the Amended Credit Agreement, the Company issued a $500 million Term Loan B Facility maturing July 8, 2031, with an interest rate based on secured overnight financing rate (“SOFR”) plus 2.75%. On July 15, 2024, the Company used these borrowed funds to fully redeem its 2025 Senior Notes. On March 20, 2025, under the Amended Credit Agreement, the Company increased its existing Term Loan B Facility in the amount of $350 million, maturing July 8, 2031, with an interest rate based on SOFR plus 2.75% (the “Tack-On Incremental Term Loan B Facility”). The Tack-On Incremental Term Loan B Facility was offered at 98.56% of par. The proceeds from the Tack-On Incremental Term Loan B Facility will be used to fund the repurchase, repayment or redemption of the Company's 2026 Senior Notes and for general corporate purposes. The Company incurred $9 million of debt issuance costs associated with the Tack-On Incremental Term Loan B Facility. We refer to the original Term Loan B Facility, combined with the Tack-On Incremental Term Loan B Facility, as the “Term Loan B Facility.”

As of March 31, 2025, the interest rate on the Term Loan B Facility was 7.07% and, for the three months ended March 31, 2025 the weighted-average interest rate on the Term Loan B Facility was 7.08%. The Term Loan B Facility is required to be paid down at 1.00% of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, equal to 0.25% of the principal amount with the balance due on the maturity date. Principal payments of $2 million were made during the three months ended March 31, 2025. The Term Loan B Facility has no financial covenants.

As of March 31, 2025, and in connection with the issuance of the Term Loan B Facility and Tack-On Incremental Term Loan B Facility, we have $15 million of total unamortized debt issuance costs, comprised of the initial purchasers’ discount, lender fees, and other debt financing costs. These debt issuance costs will be amortized over the remaining term of the Term Loan B Facility, using the effective interest rate method, and recorded to interest expense on our unaudited condensed consolidated statement of operations. As of March 31, 2025, unpaid interest on the Term Loan B Facility was not material and $10 million was recorded as interest expense on our unaudited condensed consolidated statement of operations during the three months ended March 31, 2025.

2025 Senior Notes

On July 15, 2024, the Company redeemed all $500 million aggregate principal amount of the Company’s outstanding 2025 Senior Notes. During the three months ended March 31, 2024, we recorded $9 million of interest expense on our unaudited condensed consolidated statement of operations.

2026 Senior Notes

During the three months ended March 31, 2025 and 2024, our effective interest rate, including debt issuance costs, was 0.32% and 0.38%, respectively, and total interest expense incurred from the 2026 Senior Notes was not material in any period. As of March 31, 2025 and December 31, 2024, unpaid interest on the 2026 Senior Notes was also not material.

Capped Call Transactions

In connection with the issuance of the 2026 Senior Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2026 Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million.

The Capped Calls are considered indexed to our own stock, considered equity classified under GAAP and were recorded as a reduction to additional paid-in-capital within stockholders’ equity on our consolidated balance sheet when the Capped Calls were purchased in March 2021. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period.

Refer to “Note 8: Debt” in the notes to consolidated financial statements in Item 8 of our 2024 Annual Report, for additional information pertaining to redemption, conversion, and repurchase features or terms regarding the Amended Credit Agreement, the Credit Facility, the Term Loan B Facility, 2025 Senior Notes, 2026 Senior Notes or Capped Calls.

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

Our income tax benefit was $9 million and our income tax expense was $43 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in our income tax expense during the three months ended March 31, 2025, when compared to the same period in 2024, was primarily the result of an Internal Revenue Service (“IRS”) audit settlement for the 2014, 2015, and 2016 tax years of $46 million, recorded during the three months ended March 31, 2024. Our effective tax rate for the three months ended March 31, 2025 differs from the U.S. federal statutory rate of 21%, primarily due to a discrete tax benefit of $11 million recorded during the first quarter of 2025 to release income tax reserves as a result of the U.S. federal statute of limitation of assessment closing on tax years 2014, 2015, and 2016.

A reconciliation of the provision (benefit) for income taxes to the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows for the periods presented:

	Three months ended March 31,
	2025	2024
	(in millions)
Income tax expense (benefit) at the federal statutory rate	$(4)	$(3)
Unrecognized tax benefits and related interest	(11)	1
Stock-based compensation	2	1
Change in valuation allowance	1	3
IRS audit settlement	—	46
Transfer pricing reserves adjustment	—	(4)
Other, net	3	(1)
Provision (benefit) for income taxes	$(9)	$43

Our accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits and income tax liabilities as part of our income tax expense. As of March 31, 2025, we had an accrued interest liability of $19 million, which was included in unrecognized tax benefits in other long-term liabilities on our unaudited condensed consolidated balance sheet, and no penalties were accrued.

We are currently under examination by the IRS for tax year 2018 and have various ongoing audits for foreign and state income tax returns. These audits include questions regarding, or review of, the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to our taxes. We are no longer subject to tax examinations by tax authorities for years prior to 2018. As of March 31, 2025, no material assessments have resulted, except as noted below regarding our 2014 through 2016 standalone IRS audit, and our 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

As previously disclosed, we received Notices of Proposed Adjustments ("NOPA") from the IRS for the 2014 through 2016 tax years relating to certain transfer pricing arrangements with our foreign subsidiaries. In response, we requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2014 through 2016 tax years. In January 2024, we received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which we accepted in February 2024. As a result of the acceptance of this IRS audit settlement, the Company recorded an income tax expense of $46 million, inclusive of interest, on our unaudited condensed consolidated statement of operations during the first quarter of 2024. In addition, the Company reviewed the impact of the acceptance of this IRS audit settlement to our existing transfer pricing income tax reserves for subsequent open tax years, which resulted in an income tax benefit, inclusive of estimated interest, of $4 million during the first quarter of 2024.

In January 2021, we received from HMRC an issue closure notice relating to adjustments for 2012 through 2016 tax years. These proposed adjustments are related to deductions for intercompany financing and would result in an increase to our worldwide income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We disagree with the proposed adjustments and we intend to defend our position through applicable administrative and, if necessary, judicial remedies. We are also currently subject to audit by HMRC in tax years 2017 through 2022. If HMRC were to seek adjustments of a similar nature through a closure notice for transactions in these years, we could be subject to significant additional tax liabilities. Our policy is to review and update tax reserves as facts and circumstances change.

NOTE 8: COMMITMENTS AND CONTINGENCIES

As of March 31, 2025, there have been no material changes to our commitments and contingencies since December 31, 2024, except as discussed below. Refer to “Note 12: Commitments and Contingencies,” in the notes to our consolidated financial statements in Item 8 of our 2024 Annual Report.

In the ordinary course of business, we are party to legal, regulatory and administrative matters, including threats thereof, arising out of, or in connection with our operations. These matters may involve claims involving, but not limited to, intellectual property rights (including privacy rights and alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition, consumer protection matters and data privacy or cybersecurity matters), contractual claims (including related to our material agreements or other contracts), defamation and reputational claims, personal injury claims, labor and employment matters and commercial disputes. Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. We record the estimated loss in our consolidated statements of operations when (i) it is probable that an asset has been impaired or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated and is material. We provide disclosures in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. We base accruals on the best information available at the time, which can be highly subjective. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business, except for certain known income tax matters discussed in “Note 7: Income Taxes.” However, the final outcome of these matters could vary significantly from our estimates. Finally, there may be claims or actions pending or threatened against us of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us. All legal fees incurred by the Company related to any regulatory and legal matters are expensed in the period incurred.

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

As of March 31, 2025, we have an accrual of $10 million in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheet, as an estimated potential settlement of a regulatory related matter within our vacation rentals offering. This amount is included in general and administrative expenses in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2024. This accrual is based on our best estimate of probable loss; the ultimate resolution of this contingency may be greater or less than the liability recorded.

NOTE 9: STOCK BASED AWARDS

Stock-Based Compensation Expense

The following table presents the amount of stock-based compensation expense and the related income tax benefit included in our unaudited condensed consolidated statements of operations during the periods presented:

	Three months ended
	March 31,
	2025	2024
	(in millions)
Total stock-based compensation	$28	$28
Income tax benefit from stock-based compensation	(5)	(5)
Total stock-based compensation, net of tax effect	$23	$23

We capitalized $3 million and $2 million of stock-based compensation expense as website development costs during the three months ended March 31, 2025 and 2024, respectively.

Stock-Based Award Activity and Valuation

2025 Stock Option Activity

A summary of our stock option activity, consisting of service-based non-qualified stock options, is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price Per	Contractual	Intrinsic
	Outstanding	Share	Life	Value
	(in thousands)		(in years)	(in millions)
Options outstanding at December 31, 2024	2,190	$31.57
Canceled or expired	(70)	56.22
Options outstanding at March 31, 2025	2,120	$30.76	5.1	$—
Exercisable as of March 31, 2025	1,735	$32.99	4.6	$—
Vested and expected to vest after March 31, 2025 (1)	2,120	$30.76	5.1	$—

(1)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

Our stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. We amortize the grant-date fair value of our stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of stock options vested was $1 million and $3 million for the three months ended March 31, 2025 and 2024, respectively. Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on Nasdaq as of March 31, 2025 was $14.17. The total intrinsic value of stock options exercised was not material for each of the three months ended March 31, 2025 and 2024.

2025 Restricted Stock Units (“RSUs”) Activity

A summary of our RSUs activity, consisting of service-based vesting terms, is presented below:

		Weighted
		Average
		Grant-	Aggregate
	RSUs	Date Fair	Intrinsic
	Outstanding	Value Per Share	Value
	(in thousands)		(in millions)
Unvested RSUs outstanding as of December 31, 2024	11,605	$23.47
Granted	6,284	14.95
Vested and released (1)	(1,937)	26.20
Canceled	(669)	23.20
Unvested RSUs outstanding as of March 31, 2025 (2)	15,283	$19.64	$217

(1)
Inclusive of approximately 434,000 RSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Shares which could have been issued in connection with the vesting of RSUs but were instead withheld under net share settlement remain in the authorized but unissued pool under the Tripadvisor, Inc. 2023 Stock and Annual Incentive Plan (the “2023 Plan”) and can be reissued by the Company under the 2023 Plan. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.
(2)
The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures as allowed under GAAP and therefore does not include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

RSUs are measured at fair value based on the quoted price of our common stock at the date of grant. We amortize the grant-date fair value of RSUs as stock-based compensation expense over the vesting term, which is typically over a four-year requisite service period on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date. The total fair value of RSUs vested was $51 million and $45 million for the three months ended March 31, 2025 and 2024, respectively.

A summary of our performance-based RSUs ("PSUs") and market-based RSUs (“MSUs”) activity is presented below:

	PSUs (1)			MSUs (2)
		Weighted				Weighted
		Average				Average
		Grant-	Aggregate			Grant-		Aggregate
		Date Fair	Intrinsic			Date Fair		Intrinsic
	Outstanding	Value Per Share	Value	Outstanding		Value Per Share		Value
	(in thousands)		(in millions)	(in thousands)				(in millions)
Unvested and outstanding as of December 31, 2024	982	$23.28		491		$10.53
Granted	932	14.92			―		―
Vested and released (3)	(190)	18.49			―		―
Canceled	(62)	19.85			―		―
Unvested and outstanding as of March 31, 2025	1,662	$19.27	$24	491		$10.53		$7

(1)
PSUs generally vest in two equal annual installments on December 31 in the first and second years following the grant date, based on the extent to which the Company achieves certain financial metrics relative to targets established by the Company’s Compensation and Section 16 Committees of its Board of Directors (jointly, the “Compensation Committee”). The estimated grant-date fair value of PSUs are measured based on the quoted price of our common stock at the date of grant, calculated upon the establishment of performance targets, and amortized on a straight-line basis over the requisite service period. Based upon actual attainment relative to the target financial metrics, employees have the ability to receive up to 200% of the target number originally granted, or to be issued none at all. Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications, if any.
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
(3)
Inclusive of approximately 81,000 PSUs withheld due to net share settlement to satisfy required employee tax withholding requirements. Shares which could have been issued in connection with the vesting of PSUs but were instead withheld under net share settlement remain in the authorized but unissued pool under the 2023 Plan and can be reissued by the Company under the 2023 Plan. Total payments for the employees’ tax obligations to the taxing authorities due to net share settlements are reflected as a financing activity within the consolidated statements of cash flows.

Total current income tax benefits associated with the exercise or settlement of Tripadvisor stock-based awards held by our employees were $3 million and $4 million during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, total unrecognized compensation cost related to stock-based awards, substantially RSUs, was $305 million, which the Company expects to recognize over a weighted-average period of 2.8 years.

NOTE 10: STOCKHOLDERS’ EQUITY

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a share repurchase program. Our Board of Directors authorized and directed management, working with the Executive Committee of our Board of Directors, to affect the share repurchase program in compliance with applicable legal requirements. Management, in consultation with the Executive Committee, will determine the price, timing, amount and method of such repurchases based on its evaluation of market conditions and other factors, and at prices determined to be attractive and in the best interests of both the Company and its stockholders. This share repurchase program, which has a term of two years, does not obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. As of March 31, 2025, the Company had $200 million remaining available to repurchase shares of its common stock under this share repurchase program.

NOTE 11: EARNINGS PER SHARE

We compute basic earnings per share ("Basic EPS") by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share ("Diluted EPS") by dividing net income (loss) by the sum of the weighted average number of common shares outstanding including the dilutive effect of stock-based awards as determined under the treasury stock method and of the 2026 Senior Notes using the if-converted method, as share settlement is presumed, under

GAAP. In periods when we recognize a net loss, we exclude the impact of outstanding stock-based awards and the potential share settlement impact related to the 2026 Senior Notes from the Diluted EPS calculation as their inclusion would have an antidilutive effect. Accordingly, for periods in which we report a net loss, such as for the three months ended March 31, 2025 and 2024, Diluted EPS is the same as Basic EPS, since dilutive common equivalent shares are not assumed to have been issued if their effect is antidilutive.

Additionally, in periods when the 2026 Senior Notes are dilutive, interest expense, net of tax, is added back to net income (loss) (the “numerator”) to calculate Diluted EPS. The Capped Calls are excluded from the calculation of Diluted EPS, as they would be antidilutive. However, upon conversion of the 2026 Senior Notes, unless the market price of our common stock exceeds the cap price, an exercise of the Capped Calls would generally offset any dilution from the 2026 Senior Notes from the conversion price up to the cap price. As of March 31, 2025 and 2024, the market price of a share of our common stock did not exceed the $107.36 cap price.

Below is a reconciliation of the weighted average number of shares of common stock outstanding used in calculating Diluted EPS for the periods presented:

	Three months ended March 31,
	2025	2024
	(shares in thousands and dollars in millions, except per share amounts)
Numerator:
Net income (loss)	$(11)	$(59)
Denominator:
Weighted average shares used to compute Basic EPS	140,970	138,438
Weighted average effect of dilutive securities:
Stock-based awards (Note 9)	—	—
2026 Senior Notes (Note 6)	—	—
Weighted average shares used to compute Diluted EPS	140,970	138,438
Basic EPS	$(0.08)	$(0.43)
Diluted EPS	$(0.08)	$(0.43)

Potential common shares, consisting of outstanding stock options, RSUs, and those issuable under the 2026 Senior Notes, totaling approximately 22.3 million shares and 22.7 million shares for the three months ended March 31, 2025 and 2024, respectively, have been excluded from the calculation of Diluted EPS because their effect would have been antidilutive. In addition, potential common shares of PSUs and MSUs totaling approximately 2.0 million and 1.5 million for the three months ended March 31, 2025 and 2024, respectively, for which all targets required to trigger vesting had not been achieved, were also excluded from the calculation of weighted average shares used to compute Diluted EPS.

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

NOTE 12: SEGMENT INFORMATION

We have three reportable segments: (1) Brand Tripadvisor; (2) Viator; and (3) TheFork. The nature of the services provided, revenue sources by product, and related revenue recognition policies are summarized by reportable segment in “Note 3: Revenue Recognition.”

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

The following tables present our reportable segment information for the three months ended March 31, 2025 and 2024 and include a reconciliation of adjusted EBITDA to Net income (loss). We record depreciation and amortization, stock-based compensation, goodwill, long-lived asset and intangible asset impairments, legal reserves, settlements and other, transaction related expenses, and other non-recurring expenses and income, net, which are excluded from segment operating performance, in “Corporate & Eliminations.” In addition, we do not report total assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM. We have recast the prior period presented for segment revenue and segment adjusted EBITDA to ensure comparability with the current period presented. These changes did not result in a change to our previously reported segments revenue or adjusted EBITDA.

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Brand Tripadvisor segment to both our Viator and TheFork segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expenses are eliminated in consolidation. The elimination of such intersegment transactions is included within the “Corporate & Eliminations” column in the tables below.

	Three months ended March 31, 2025
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$196	$156	$46	$—	$398
Intersegment revenue	23	—	—	(23)	—
Total Revenue	$219	$156	$46	$(23)	$398
Less: (4)
Cost of sales	5	17	5	—	27
Marketing	62	114	19	(23)	172
Personnel (exclusive of stock-based compensation as shown separately below)	65	32	19	—	116
Technology	12	7	3	—	22
General and administrative	10	4	3	—	17
Adjusted EBITDA	65	(18)	(3)	—	44
Depreciation and amortization				(21)	(21)
Stock-based compensation				(28)	(28)
Restructuring and other related reorganization costs (5)	(9)	—	(1)		(10)
Operating income (loss)					(15)
Other income (expense), net					(5)
Income (loss) before income taxes					(20)
(Provision) benefit for income taxes					9
Net income (loss)					(11)

	Three months ended March 31, 2024
	Brand Tripadvisor (1)	Viator (2)	TheFork (3)	Corporate & Eliminations	Total
	(in millions)
External revenue	$213	$141	$41	$—	$395
Intersegment revenue	27	—	—	(27)	—
Total Revenue	$240	$141	$41	$(27)	$395
Less: (4)
Cost of sales	6	16	3	—	25
Marketing	61	113	15	(27)	162
Personnel (exclusive of stock-based compensation as shown separately below)	70	30	21	—	121
Technology	13	6	3	—	22
General and administrative (6)	12	3	3	—	18
Adjusted EBITDA	78	(27)	(4)	—	47
Depreciation and amortization				(22)	(22)
Stock-based compensation				(28)	(28)
Restructuring and other related reorganization costs			(1)		(1)
Legal reserves, settlements and other (7)				(10)	(10)
Transaction related expenses				(1)	(1)
Operating income (loss)					(15)
Other income (expense), net					(1)
Income (loss) before income taxes					(16)
(Provision) benefit for income taxes					(43)
Net income (loss)					(59)
(1)
Corporate general and administrative personnel costs of $2 million for both the three months ended March 31, 2025 and 2024 were allocated to the Viator and TheFork segments.
(2)
Includes allocated corporate general and administrative personnel costs from the Brand Tripadvisor segment of $1 million in each of the three months ended March 31, 2025 and 2024.
(3)
Includes allocated corporate general and administrative personnel costs from the Brand Tripadvisor segment of $1 million in each of the three months ended March 31, 2025 and 2024.
(4)
The significant segment expense categories and amounts align with the segment-level information that is regularly provided to our CODM.
(5)
Refer to “Note 5: Accrued Expenses and Other Current Liabilities” for information regarding restructuring and other related reorganization costs.
(6)
Exclusive of $11 million in the Brand Tripadvisor segment which is included separately below in legal reserves, settlements and other and transaction related expenses.
(7)
Represents an estimated accrual for the potential settlement of a regulatory related matter of $10 million expensed during the first quarter of 2024 and is reflected in general and administrative expenses on our unaudited condensed consolidated statement of operations. Refer to "Note 8: Commitments and Contingencies" for further information.

Customer Concentrations

Refer to “Note 4: Financial Instruments and Fair Value Measurements” under the section entitled “Risks and Concentrations” for information regarding our major customer concentrations.

Product Information

Revenue sources within our Brand Tripadvisor segment, consisting of Tripadvisor-branded hotels revenue, Media and advertising revenue, Tripadvisor experiences and dining revenue, and other revenue, along with our Viator and TheFork segments revenue sources, comprise our products. Refer to “Note 3: Revenue Recognition” for our revenue by product.

NOTE 13: SUBSEQUENT EVENTS

Consummation of LTRIP and Tripadvisor Merger Agreement on April 29, 2025

Refer to “Note 1: Basis of Presentation”, under the section titled LTRIP and Tripadvisor Merger Agreement and Loan Agreement, for further information.

Retirement of Treasury Shares

On April 29, 2025, the Company’s Board of Directors approved the retirement and cancellation of all of the treasury stock held by the Company at March 31, 2025, or 26,260,252 shares. As of March 31, 2025, this treasury stock is presented as “treasury stock-common stock, at cost” on our unaudited condensed consolidated balance sheet with a carrying value of $847 million. In addition, as noted in “Note 1: Basis of Presentation”, under the section titled LTRIP and Tripadvisor Merger Agreement and Loan Agreement, on April 29, 2025, the Board of Directors retired the shares of Tripadvisor common stock and Class B common stock previously held by LTRIP, thereby canceling approximately 26.8 million shares of the Company and reducing the Company’s outstanding shares by the same number. On our unaudited condensed consolidated balance sheet, we plan to record a reduction to common stock, equal to the par value of the shares retired. The excess cost of the shares over par value will be recorded as a deduction to additional paid-in capital, to the extent there is additional paid-in capital in the same class of stock, and any remaining excess as a deduction to retained earnings. There will be no effect to the Company’s total stockholders’ equity balance on its unaudited condensed consolidated balance sheet due to the retirement of these treasury shares.

Redomestication to Nevada

Effective April 29, 2025, the Company effected the redomestication of the Company to the State of Nevada by conversion, which redomestication by conversion was approved by the Company's stockholders in June 2023. With respect to such redomestication, a Plan of Conversion was filed with the Delaware Secretary of State and Articles of Conversion and Articles of Incorporation were filed with the Nevada Secretary of State. We expect that the redomestication will have no impact on our unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report, and the consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Annual Report.

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our 2024 Annual Report, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

The Tripadvisor Group's mission is to connect people to experiences worth sharing with a vision to be the world’s most trusted source for travel and experiences. The Company operates across three business segments: Brand Tripadvisor, Viator, and TheFork. We leverage our brands, technology platforms, and capabilities to connect our large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

Brand Tripadvisor empowers everyone to be a better traveler through its online global platform where hundreds of millions of visitors regularly visit and engage to discover, generate, and share authentic UGC in the form of reviews and opinions for experiences, accommodations, restaurants, and cruises in over 40 countries across the world. Tripadvisor offers more than 1 billion user-generated reviews and opinions on over 9 million experiences, accommodations, restaurants, airlines, and cruises.

Viator’s mission is to bring extraordinary, unexpected, and forever memorable experiences to more people, more often, wherever they are traveling. In doing so, Viator elevates tens of thousands of businesses, large and small. Viator delivers on its purpose by enabling travelers to discover and book iconic, unique and memorable experiences from experience operators around the globe. Our online marketplace is comprehensive and easy-to-use, connecting millions of travelers to the world’s largest supply of bookable tours, activities and attractions—nearly 400,000 experiences from more than 65,000 operators. Viator is a pure-play experiences online travel agency (“OTA”) singularly focused on the needs of both travelers and operators with the largest supply of bookable experiences available to travelers.

TheFork’s mission is to deliver happiness through amazing dining experiences as the leading online restaurant booking platform in Europe. At the forefront of championing restaurant culture, TheFork harnesses technology to promote real life connections between diners and restaurateurs. With a network of approximately 55,000 partner restaurants across 11 countries, nearly 40 million app downloads and more than 20 million reviews, TheFork is a go-to platform for all food lovers to enjoy unforgettable restaurant experiences. Through TheFork, users can easily find restaurants according to their preferences, check real-time availability, instantly book online 24/7, benefit from special offers and pay directly to the restaurants. For restaurateurs, TheFork's technology enables them to optimize reservation management and occupancy rates, increase bookings and visibility, limit the impacts of no-shows, manage payments and streamline operations, all while accessing a broad community of loyal diners.

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

In the Brand Tripadvisor segment, we offer a compelling value proposition to both travelers and partners across a number of key offerings that include experiences, accommodations, dining, and media. This value proposition is delivered through a collection of durable assets that we believe are difficult to replicate: a trusted brand, authentic UGC, a large community of contributors, and a large global travel audience. Our strategy in this segment is to leverage these core assets as well as our technology capabilities to provide travelers with a compelling user experience to help make the best decisions in each phase of the travel journey, including pre-trip planning, in-destination, and post-trip sharing. We intend to drive new traveler acquisition and repeat audience engagement on our platform by offering meaningful travel guidance solutions and services that reduce friction in the traveler journey and create a deeper, more persistent relationship with travelers. Our long-term strategy for the Brand Tripadvisor segment builds on our heritage and the reasons hundreds of millions of travelers come to Tripadvisor each year. Fundamental to this strategy will be: (1) innovating and enhancing world-class travel guidance and planning products to help travelers make confident decisions; (2) prioritizing deeper engagement with travelers, increasing membership, and repeat customers by leveraging our rich data and technology assets to provide more relevant, curated, and contextual content to travelers; and (3) driving a step change in the value we can deliver to our partners by accelerating and diversifying the monetization of our valuable audience across hotels, media advertising, experiences, and restaurants. As we continue to focus on offering a more compelling product and experience that better meets travelers’ needs, we believe we will be able to drive deeper engagement through direct channel growth, including through our mobile app. As this direct engagement with users improves and scales, we will be able to collect valuable data and create more relevant opportunities to monetize, which we believe will result in higher average revenue per user over time.

In the Viator and TheFork segments, we provide two-sided marketplaces that connect travelers and diners to operators of bookable experiences and restaurants, respectively.

At Viator, we are reinforcing our leadership position in experiences by investing in the product, marketing, and bookable supply. Our investment in these areas is expected to drive growth on both sides of the marketplace. On the traveler side of the marketplace, we are investing in the product to provide travelers with a high-quality experience that incentivizes them to return to book with us increasingly through more economic channels. As travelers return to book on our platform more directly, especially through our mobile app, we expect unit economics to improve and profitability to increase over time. A key component of driving the traveler flywheel is offering breadth and depth of quality experiences and surfacing the most relevant experiences to travelers based on their needs and preferences. On the supply side of the marketplace, we are investing to increase the amount of high-quality, highly demanded, and unique bookable experiences on our platform. With operators, we continue to focus on improving our product and technology capabilities to improve our value proposition of providing high quality demand and tools to manage their business on our platform.

At TheFork, we are driving profitable revenue growth by delivering value to both diners and restaurants as the leader in the European dining market. On the diner side of the marketplace, our investment in marketing is driving growth in new and repeat diner bookings. On the restaurant side, our prior investment in technology has resulted in growth in adoption of our premium online reservation booking software subscription revenue.

Across both Viator and TheFork, our investments are intended to deliver a differentiated value proposition that we believe will drive sustainable market leadership as our partners, operators, and travelers find themselves in an increasingly competitive marketplace environment. We are focused on continuing to grow both our supplier base and our user base by offering innovative products on our branded platforms, and through continued awareness of our brand through marketing efforts.

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

Political instability or policy changes; heightened geopolitical tensions and conflicts, including the evolving events in the Middle East and between Ukraine and Russia; acts of terrorism; changes in governmental or regulatory policies, including U.S. tax laws; announced or implemented changes in tariffs; fluctuations in interest rates, tax rates and foreign exchange rates and changes in global economic conditions; and public-health related events are examples of events that could have a negative impact on the travel industry and, as a result, our financial results.

We generate a significant amount of direct traffic from search engines, including Google, through search engine optimization (“SEO”) performance across all segments. We believe our SEO traffic acquisition performance has been negatively impacted, and may be impacted in the future, by search engines (primarily Google) changing their search result placement and underlying algorithms to increase the prominence of their own products in search results across our business.

The global experiences market is large, growing, highly fragmented, and underpenetrated, with the vast majority of bookings still occurring through traditional offline sources. We expect to benefit from ongoing market tailwinds as consumers increasingly book experiences online and consumer behavior continues to allocate discretionary spending more to travel and experiences and away from physical goods. Likewise, the global restaurants category is also benefiting from increased online adoption by both consumers and restaurant partners, particularly in Europe. Given the competitive positioning of our businesses relative to the attractive growth prospects in the experiences and restaurant categories, we expect to continue to invest in these categories across Tripadvisor Group and, in particular, within the Viator and TheFork segments, to continue growing revenue, operating scale, and market share for the long-term.

Recent Developments

Tripadvisor and Liberty TripAdvisor Merger and Loan Agreement

As previously disclosed in our 2024 Annual Report, on December 18, 2024, the Company and LTRIP entered into an agreement and plan of merger (the "Merger Agreement") whereby Tripadvisor would acquire LTRIP (the “Merger”). On April 29, 2025, the Merger was consummated. The aggregate transaction price of the Merger was approximately $430 million. Refer to “Note 1: Basis of

Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report in the section entitled “LTRIP and Tripadvisor Merger Agreement and Loan Agreement” for further information.

Pursuant to the Merger Agreement, the Company agreed to provide a loan facility (the “Loan Agreement”) to LTRIP to enable LTRIP to repurchase or settle LTRIP's 0.50% Exchangeable Senior Debentures prior to the closing of the Merger. On March 20, 2025, the Company extended credit in the form of a term loan facility in an aggregate principal amount of $327 million to LTRIP, subject to the terms and conditions therein. At March 31, 2025, the outstanding balance of the Loan Agreement of $327 million has been recorded to “stockholder note receivable - related party” as a reduction to stockholders’ equity on our unaudited condensed consolidated balance sheet. The Loan Agreement subsequently expired in accordance with the terms of the Merger Agreement upon the consummation of the Merger, or April 29, 2025, and the loan balance of $327 million is no longer payable to the Company and was assumed in the aggregate transaction price of the Merger.

Restructuring and Related Reorganization Actions

During the fourth quarter of 2024, the Company approved and subsequently initiated a set of actions in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. As a result of actions taken under this initiative during first quarter of 2025, the Company incurred estimated pre-tax restructuring and other related reorganization costs of $10 million, which consisted of employee severance and related benefits, primarily in our Brand Tripadvisor segment. Refer to “Note 5: Accrued Expenses and Other Current Liabilities” and “Note 12: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Term Loan B Facility

On March 20, 2025, under the Amended Credit Agreement, the Company increased its existing Term Loan B Facility in the amount of $350 million, maturing July 8, 2031, with an interest rate based on SOFR plus 2.75% (the “Tack-On Incremental Term Loan B Facility”). The Tack-On Incremental Term Loan B Facility was offered at 98.56% of par. The proceeds from the Tack-On Incremental Term Loan B Facility will be used to fund the repurchase, repayment or redemption of the Company's outstanding 2026 Senior Notes and for general corporate purposes. Refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Employees

As of March 31, 2025, the Company had approximately 2,770 employees. Approximately 62%, 33%, and 5% of the Company’s current employees are based in Europe, the U.S., and the rest of world (“ROW”), respectively. Additionally, we use independent contractors to supplement our workforce. We believe we have good relationships with our employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2024 Annual Report.

Significant Accounting Policies and New Accounting Pronouncements

There have been no material changes to our significant accounting policies or new accounting pronouncements that we are required to adopt that may have an impact on our unaudited condensed consolidated financial statements since December 31, 2024, as compared to those described under “Note 2: Significant Accounting Policies,” in the notes to consolidated financial statements in Item 8 of our 2024 Annual Report.

Revised Operating Expense Presentation

As previously disclosed in our 2024 Annual Report, during the fourth quarter of 2024, the Company revised its operating expense captions on its consolidated statement of operations to better align the Company’s financial presentation with how management assesses performance and makes strategic decisions in its business operations, and to provide additional clarity and understanding of our operating expenses for investors. Prior year amounts have been reclassified to conform to the current period presentation. The revised presentation did not result in any changes to previously reported revenues, total costs and expenses, operating income (loss), income (loss) before income taxes, or net income (loss). For further information, refer to “Note 1: Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Statements of Operations

Selected Financial Data

(in millions, except percentages)

	Three months ended March 31,		% Change
	2025	2024	2025 vs. 2024
Revenue	$398.2	$395.1	1%

Costs and expenses:
Cost of sales	26.8	24.5	9%
Marketing	171.6	162.2	6%
Personnel (including stock-based compensation of $27.9 and $27.4, respectively)	143.8	149.2	(4)%
Technology	22.7	21.9	4%
General and administrative	17.4	29.3	(41)%
Depreciation and amortization	21.3	21.7	(2)%
Restructuring and other related reorganization costs	10.1	1.0	910%
Total costs and expenses:	413.7	409.8	1%
Operating income (loss)	(15.5)	(14.7)	5%
Other income (expense)
Interest expense	(11.7)	(11.0)	6%
Interest income	10.0	12.6	(21)%
Other income (expense), net	(3.1)	(3.3)	(6)%
Total other income (expense), net	(4.8)	(1.7)	182%
Income (loss) before income taxes	(20.3)	(16.4)	24%
(Provision) benefit for income taxes	9.3	(42.9)	n.m.
Net income (loss)	$(11.0)	$(59.3)	(81)%

Other Financial Data:
Adjusted EBITDA (1)	43.8	$46.7	(6)%

n.m. = not meaningful

(1)
Consolidated Adjusted EBITDA is considered a non-GAAP measure as defined by the SEC. Please refer to the “Adjusted EBITDA” discussion below for more information, including tabular reconciliations to the most directly comparable GAAP financial measure.

Revenue and Segment Information

Brand Tripadvisor Segment

	Three months ended March 31,		% Change
	2025	2024	2025 vs. 2024
	(in millions)
Revenue (1)	$219.4	$239.5	(8)%
Less: (2)
Cost of sales	4.9	6.5	(25)%
Marketing	62.1	60.8	2%
Personnel (exclusive of stock-based compensation)	64.7	69.7	(7)%
Technology	12.8	13.3	(4)%
General and administrative	10.0	11.5	(13)%
Total Adjusted EBITDA	$64.9	$77.7	(16)%

Adjusted EBITDA Margin by Segment (3)	29.6%	32.4%

(1)
Brand Tripadvisor segment revenue figures are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. Refer to “Note 12: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for a discussion of intersegment revenue for all periods presented.

(2)
Refer to “Note 12: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for expense information needed in order to reconcile to the consolidated operating expense captions on the unaudited condensed consolidated statements of operations.
(3)
“Adjusted EBITDA Margin by Segment” is defined as Adjusted EBITDA by segment divided by revenue by segment.

Brand Tripadvisor revenue decreased by approximately $20 million for the three months ended March 31, 2025 when compared to the same period in 2024, primarily due to a decrease in hotel meta revenue and, to a lesser extent, decreases in Tripadvisor experiences and dining revenue, media and advertising and other revenue.

Adjusted EBITDA in Brand Tripadvisor decreased by approximately $13 million during the three months ended March 31, 2025 when compared to the same period in 2024, while adjusted EBITDA margin decreased by 2.8 percentage points. The decrease in adjusted EBITDA was primarily due to a decrease in revenue, as noted above, partially offset, primarily by a decrease in personnel costs due to a reduction in headcount related to cost reduction measures taken during the first quarter of 2025. The decrease in adjusted EBITDA margin during the three months ended March 31, 2025 when compared to the same period in 2024 was largely due to a decline in revenue.

The following is a detailed discussion of the revenue sources within our Brand Tripadvisor segment:

	Three months ended March 31,		% Change
	2025	2024	2025 vs. 2024
	(in millions)
Brand Tripadvisor:
Tripadvisor-branded hotels	$148.0	$158.6	(7%)
% of Brand Tripadvisor revenue*	67.5%	66.2%
Media and advertising	$30.8	$32.6	(6%)
% of Brand Tripadvisor revenue*	14.0%	13.6%
Tripadvisor experiences and dining (1)	$30.5	$35.8	(15%)
% of Brand Tripadvisor revenue*	13.9%	14.9%
Other	$10.1	$12.5	(19%)
% of Brand Tripadvisor revenue*	4.6%	5.2%
Total Brand Tripadvisor Revenue	$219.4	$239.5	(8%)

*Percentages may not total to 100% due to rounding.

(1)
Tripadvisor experiences and dining revenue within the Brand Tripadvisor segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. Refer to “Note 12: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for a discussion of intersegment revenue for all periods presented.

Tripadvisor-branded Hotels Revenue

Tripadvisor-branded hotels revenue decreased approximately $11 million during the three months ended March 31, 2025 when compared to the same period in 2024, primarily due to a decrease in our hotel meta revenue and, to a lesser extent, a decrease in hotel B2B revenue as the Company transitioned from a sales-led model to a self-service model during 2024. The decrease in hotel meta revenue was primarily driven by declines in the U.S., driven by continued headwinds impacting direct channel volumes, including SEO traffic, as well as product changes that negatively impacted overall click volumes, but contributed to providing more qualified referrals to our partners and increased pricing as measured in our cost-per-click rates, particularly in the U.S. and Europe.

Media and Advertising Revenue

Media and advertising revenue, which consists of revenue from display-based advertising (or “media advertising”) across our Tripadvisor Group platform and decreased approximately $2 million during the three months ended March 31, 2025 when compared to the same period in 2024. The decrease was primarily due to declines in traditional display advertising that correlates more closely with traffic volume, as well as declines in the broader display advertising market, which is growing slower than other advertising formats, partially offset by growth in advertising through creative offerings and programmatic advertising.

Tripadvisor Experiences and Dining Revenue

Tripadvisor experiences and dining revenue, which includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, are eliminated on a consolidated basis, in addition to revenue earned from Tripadvisor's restaurants service offerings. Tripadvisor experiences and dining revenue decreased approximately $5 million during the three months ended March 31, 2025 when compared to the same period in 2024, due to a decrease in experiences revenue as well as a decline in dining revenue as we continue to move from a sales-led model to a self-service model.

Other Revenue

Other revenue includes vacation rentals revenue, in addition to click-based advertising and display-based advertising revenue from cruise, flights, and rental cars offerings on Tripadvisor websites and mobile apps. Other revenue decreased approximately $2 million during the three months ended March 31, 2025 when compared to the same period in 2024, primarily due to a decline in vacation rentals revenue as this offering continues to be strategically de-emphasized and, to a lesser extent, a decline in cruise revenue.

Viator Segment

	Three months ended March 31,		% Change
	2025	2024	2025 vs. 2024
	(in millions)
Revenue	$155.8	$141.1	10%
Less: (1)
Cost of sales	17.1	15.5	10%
Marketing (2)	114.0	113.7	0%
Personnel (exclusive of stock-based compensation)	31.8	30.6	4%
Technology	6.6	5.6	18%
General and administrative	3.9	3.2	22%
Total Adjusted EBITDA	$(17.6)	$(27.5)	(36)%

Adjusted EBITDA Margin by Segment (3)	(11.3%)	(19.5%)

(1)
Refer to “Note 12: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for expense information needed in order to reconcile to the consolidated operating expense captions on the unaudited condensed consolidated statements of operations.
(2)
Viator segment marketing expenses are shown gross of intersegment (intercompany) expenses, which is eliminated on a consolidated basis. Refer to “Note 12: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for a discussion of intersegment activity for all periods presented.
(3)
“Adjusted EBITDA Margin by Segment” is defined as Adjusted EBITDA by segment divided by revenue by segment.

Key Operating Metrics

We use the following operating metrics described below to assist us in measuring our operations performance, identifying trends, formulating projections and making strategic decisions for the Viator segment. We are not aware of any uniform standards for calculating these metrics, which may hinder comparability with other companies that may calculate similarly titled metrics in a different way. Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric. We regularly review our processes and may adjust how we calculate these metrics to improve their accuracy. We make these key metrics available to investors because we believe they are useful to investors both because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and because they may be used by investors to help analyze the health of our business. None of these metrics should be considered as an alternative to any measure of financial performance calculated in accordance with GAAP.

Number of Experience Bookings

We define an experience booking as a single tour, activity, or attraction that can be purchased through Viator's platform for one or several travelers, prior to adjustments such as date changes, refunds, or cancellations. This metric is reported at the time the booking is made. As an example, a single experience booked in January for three travelers would be reported as one experience booking in the first quarter. We believe that the number of experience bookings, an operational measure, is a useful indicator of the scale of our marketplace. The number of experiences booked was 5.0 million during the first quarter of 2025, an increase of 15%, when compared to the same period in 2024, primarily driven through growth on Viator’s branded site and app as well as third-party points of sale.

Gross Booking Value (“GBV”)

GBV represents the total dollar value of experience bookings powered by the Viator platform in a given period prior to any adjustments such as date changes, refunds or cancellations. GBV is an operational measure that provides an indication of total engagement and economic activity driven by our platform in a given period by all marketplace constituents (travelers, experience operators, and partners). Management uses GBV for operational decision-making purposes to monitor the growth, scale, and reach of its online marketplace as well as assess the health of its global ecosystem. Accordingly, management does not consider GBV to be an indicator of revenue or any other financial statement measure.

GBV reached $1.1 billion during the first quarter of 2025, an increase of approximately 10%, when compared to the same period in 2024, primarily due to growth in the number of experience bookings as discussed above, partially offset by a decline in pricing. The decline in pricing was primarily due to growth in third-party points of sale which generally merchandises lower priced products compared to the Viator and Tripadvisor points of sale and the impact of foreign currency fluctuations.

Viator revenue increased approximately $15 million during the three months ended March 31, 2025 when compared to the same period in 2024, primarily driven by growth in booking volume, partially offset by a decline in pricing. The decline in pricing was primarily due to growth in third-party points of sale which generally merchandises lower priced products compared to the Viator and Tripadvisor point of sales and the impact of foreign currency fluctuations. In addition, we estimate Viator's revenue growth rate was negatively impacted by foreign currency fluctuations of approximately 2% during the three months ended March 31, 2025, when compared to the same period in 2024.

Adjusted EBITDA loss in Viator improved by approximately $10 million during the three months ended March 31, 2025 when compared to the same period in 2024, while adjusted EBITDA margin improved by 8.2 percentage points. The improvement in adjusted EBITDA was primarily due to an increase in revenue as noted above, partially offset by an increase in variable costs related to revenue growth, such as credit card payment processing fees. The improvement in adjusted EBITDA margin during the three months ended March 31, 2025 when compared to the same period in 2024 was primarily due to a decrease in marketing costs as a percent of revenue.

TheFork Segment

	Three months ended March 31,		% Change
	2025	2024	2025 vs. 2024
	(in millions)
Revenue	$46.4	$41.3	12%
Less: (1)
Cost of sales	4.8	2.5	92%
Marketing (2)	18.9	14.5	30%
Personnel (exclusive of stock-based compensation)	19.4	21.5	(10)%
Technology	3.3	3.0	10%
General and administrative	3.5	3.3	6%
Total Adjusted EBITDA	$(3.5)	$(3.5)	(0)%

Adjusted EBITDA Margin by Segment (3)	(7.5%)	(8.5%)

(1)
Refer to “Note 12: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for expense information needed in order to reconcile to the consolidated operating expense captions on the unaudited condensed consolidated statements of operations.
(2)
TheFork segment marketing expenses are shown gross of intersegment (intercompany) expenses, which is eliminated on a consolidated basis. Refer to “Note 12: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for a discussion of intersegment activity for all periods presented.
(3)
“Adjusted EBITDA Margin by Segment” is defined as Adjusted EBITDA by segment divided by revenue by segment.

TheFork revenue increased approximately $5 million during the three months ended March 31, 2025 when compared to the same period in 2024. This improvement was driven primarily by booking volume growth largely in direct channels, as well as increased adoption of our premium reservation booking software offering. In addition, we estimate TheFork's revenue growth rate was negatively impacted by foreign currency fluctuations of approximately 4% during the three months ended March 31, 2025, when compared to the same period in 2024.

Adjusted EBITDA loss in TheFork was flat during the three months ended March 31, 2025 when compared to the same period in 2024, primarily due to an increase in revenue as noted above and, to a lesser extent, lower personnel costs, offset by increased marketing costs and increased brand awareness investments. Adjusted EBITDA margin improved by 1.0 percentage point during the three months ended March 31, 2025 when compared to the same period in 2024, primarily due to lower personnel costs as a percentage of revenue, partially offset by an increase in marketing costs and cost of sales as a percent of revenue.

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

	Three months ended March 31,		% Change
	2025	2024	2025 vs. 2024
	(in millions)
Costs of sales	$26.8	$24.5	9%
% of revenue	6.7%	6.2%

Cost of sales increased approximately $2 million during the three months ended March 31, 2025 when compared to the same period in 2024, primarily due to an increase in variable costs supporting revenue growth such as credit card payment processing fees and other transaction related costs in Viator and TheFork segments. These increased costs were partially offset by a decrease in direct revenue generation costs related to media production in Brand Tripadvisor.

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

	Three months ended March 31,		% Change
	2025	2024	2025 vs. 2024
	(in millions)
Marketing - Brand Tripadvisor	$62.1	$60.8	2%
Marketing - Viator	114.0	113.7	0%
Marketing - TheFork	18.9	14.5	30%
Intersegment (intercompany) marketing expenses (1)	(23.4)	(26.8)	(13%)
Total Marketing	$171.6	$162.2	6%
% of revenue	43.1%	41.1%
(1)
Marketing expenses are shown gross of intersegment (intercompany) expenses, which is eliminated on a consolidated basis. Refer to “Note 12: Segment Information” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for a discussion of intersegment activity for all periods presented.

Marketing costs increased approximately $9 million during the three months ended March 31, 2025 when compared to the same period in 2024, primarily driven by an increase in overall marketing costs in Viator and TheFork segments of $8 million, inclusive of intersegment (intercompany) marketing expenses, in order to drive revenue growth and market share.

Personnel

Personnel expenses consist primarily of salaries, payroll taxes, bonuses, employee health and other benefits, and stock-based compensation. In addition, personnel expenses include costs associated with contingent staff, bonuses and commissions for sales, sales support, customer support and marketing employees.

	Three months ended March 31,		% Change
	2025	2024	2025 vs. 2024
	(in millions)
Personnel (exclusive of stock-based compensation)	$115.9	$121.8	(5%)
Stock-based compensation	27.9	27.4	2%
Total Personnel	$143.8	$149.2	(4%)
% of revenue	36.1%	37.8%

Personnel costs decreased approximately $5 million during the three months ended March 31, 2025 when compared to the same period in 2024, primarily driven by a reduction in headcount related to cost-reduction measures initiated in Brand Tripadvisor and TheFork.

Technology

Technology expenses consist primarily of licensing, data center costs including cloud-based solutions, maintenance, computer supplies, telecom, and content translation and localization costs.

	Three months ended March 31,		% Change
	2025	2024	2025 vs. 2024
	(in millions)
Technology	$22.7	$21.9	4%
% of revenue	5.7%	5.5%

Technology costs increased approximately $1 million during the three months ended March 31, 2025 when compared to the same period in 2024, primarily due to increased licensing costs in Viator.

General and Administrative

General and administrative expenses consist primarily of professional service fees and other fees including audit, legal, tax and accounting, and other operating costs including real estate and office expenses, and non-compensation related personnel expenses such as travel, relocation, recruiting, and training expenses.

	Three months ended March 31,		% Change
	2025	2024	2025 vs. 2024
	(in millions)
General and administrative	$17.4	$29.3	(41%)
% of revenue	4.4%	7.4%

General and administrative costs decreased approximately $12 million during the three months ended March 31, 2025 when compared to the same period in 2024, primarily due to an estimated accrual for the potential settlement of a regulatory related matter of $10 million during the first quarter of 2024 in Brand Tripadvisor.

Depreciation and Amortization

Depreciation expense consists of depreciation on computer equipment, leasehold improvements, furniture, office equipment and other assets, and amortization of capitalized website development costs and right-of-use (“ROU”) assets related to our finance lease. Amortization consists of the amortization of definite-lived intangibles purchased in business acquisitions.

	Three months ended March 31,
	2025	2024
	(in millions)
Depreciation	$20.6	$19.5
Amortization of intangible assets	0.7	2.2
Total depreciation and amortization	$21.3	$21.7
% of revenue	5.3%	5.5%

Depreciation and amortization did not materially change during the three months ended March 31, 2025 when compared to the same period in 2024, primarily due to the completion of amortization related to intangible assets purchased in business acquisitions from previous years, largely offset by increased depreciation related to previous capital expenditure investments.

Restructuring and other related reorganization costs

Restructuring and other related reorganization costs consist primarily of employee severance and related benefits and other related reorganization costs.

	Three months ended March 31,
	2025	2024
	(in millions)
Restructuring and other related reorganization costs	$10.1	$1.0

The Company incurred pre-tax restructuring and other related reorganization costs of approximately $10 million during the three months ended March 31, 2025, as discussed above. Refer to “Note 5: Accrued Expenses and Other Current Liabilities” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for more information regarding restructuring and other related reorganization costs.

Interest Expense

Interest expense primarily consists of interest incurred, commitment fees, and debt issuance cost amortization related to the Credit Facility, the Term Loan B Facility, the 2025 Senior Notes, the 2026 Senior Notes, as well as imputed interest on finance leases.

	Three months ended March 31,
	2025	2024
	(in millions)
Interest expense	$(11.7)	$(11.0)

Interest expense increased approximately $1 million during the three months ended March 31, 2025 when compared to the same period in 2024, primarily due to the issuance of our Term Loan B Facility in July 2024 and subsequent redemption of the 2025 Senior Notes, which incrementally increased our financing costs. Refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Interest Income

Interest income primarily consists of interest earned from available on demand bank deposits, term deposits, money market funds, and marketable securities, including amortization of discounts and premiums on our marketable securities.

	Three months ended March 31,
	2025	2024
	(in millions)
Interest income	$10.0	$12.6

Interest income decreased approximately $3 million during the three months ended March 31, 2025 when compared to the same period in 2024, primarily due to a decrease in interest rates received on demand bank deposits and money market funds.

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

	Three months ended March 31,
	2025	2024
	(in millions)
Other income (expense), net	$(3.1)	$(3.3)

Other expense, net, largely consisting of foreign exchange losses, and did not materially change during the three months ended March 31, 2025 when compared to the same period in 2024.

(Provision) Benefit for Income Taxes

	Three months ended March 31,
	2025	2024
	(in millions)
(Provision) benefit for income taxes	$9.3	$(42.9)
Effective tax rate	(45.8%)	261.6%

Our first quarter of 2025 effective tax rate differs from the U.S. federal statutory rate of 21%, primarily as a result of a discrete item recorded during the quarter, as described below.

We recorded an income tax benefit of approximately $9 million for the three months ended March 31, 2025. The change in our income tax (provision) benefit and our effective tax rate during the three months ended March 31, 2025, when compared to the same period in 2024, was primarily the result of an IRS audit settlement for the 2014, 2015, and 2016 tax years, resulting in the Company recording an income tax expense of $46 million during the first quarter of 2024, while a discrete tax benefit of $11 million was recorded during the first quarter of 2025 to release income tax reserves as a result of the U.S. federal statute of limitation of assessment closing on the tax years 2014, 2015, and 2016. Refer to “Note 7: Income Taxes” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information.

Net income (loss)

	Three months ended March 31,
	2025	2024
	(in millions)
Net income (loss)	$(11.0)	$(59.3)
Net income (loss) margin	(2.8%)	(15.0%)

Net loss improved by approximately $48 million during the three months ended March 31, 2025, when compared to the same period in 2024. The improvement in net loss was largely driven by a decrease in income tax expense of $52 million, as described in more detail above under “(Provision) Benefit for Income Taxes,” and, to a lesser extent, a decrease in general and administrative costs related to an estimated accrual for the potential settlement of a regulatory related matter of $10 million during the first quarter of 2024 in our Brand Tripadvisor segment. These improvements were partially offset, primarily by increased marketing costs to drive revenue growth and market share in our experiences and dining offerings, during the three months ended March 31, 2025, all of which is described in more detail above under “Consolidated Expenses.”

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2025	2024
	(in millions)
Net income (loss)	$(11.0)	$(59.3)
Add: Provision (benefit) for income taxes	(9.3)	42.9
Add: Other expense (income), net	4.8	1.7
Add: Restructuring and other related reorganization costs	10.1	1.0
Add: Legal reserves, settlements and other (1)	—	10.0
Add: Transaction related expenses (2)	—	1.3
Add: Stock-based compensation	27.9	27.4
Add: Depreciation and amortization	21.3	21.7
Adjusted EBITDA	$43.8	$46.7
(1)
Represents an estimated accrual for the potential settlement of a regulatory related matter of $10 million expensed during the first quarter of 2024 to general and administrative expenses on our unaudited condensed consolidated statement of operations.
(2)
The Company expensed certain transaction costs of approximately $1 million during the first quarter of 2024 to general and administrative expenses on our unaudited condensed consolidated statement of operations.

Stock-Based Compensation

Refer to “Note 9: Stock Based Awards” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on current year equity award activity, including the issuance of approximately 6.3 million service-based RSUs with a weighted average grant-date fair value of $14.95 and approximately 0.9 million PSUs with a weighted average grant-date fair value of $14.92 during the three months ended March 31, 2025.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations and our existing cash and cash equivalents balance. Our liquidity needs can also be met through drawdowns under the Credit Facility. As of March 31, 2025 and December 31, 2024, we had approximately $1.2 billion and $1.1 billion, respectively, of cash and cash equivalents, and $497 million of available borrowing capacity under the Credit Facility. As of March 31, 2025, approximately $197 million of our cash and cash equivalents were held by our international subsidiaries outside of the U.S., of which approximately 40% was located in the U.K. As of March 31, 2025, the significant majority of our cash was denominated in U.S. dollars.

As of March 31, 2025, we had $586 million of cumulative undistributed earnings in foreign subsidiaries that are no longer considered to be indefinitely reinvested. As of March 31, 2025, we maintained a deferred income tax liability on our unaudited condensed consolidated balance sheet, which was not material, for the U.S. federal and state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that we no longer consider indefinitely reinvested.

As of March 31, 2025, we are party to a credit agreement (“Amended Credit Agreement”), which, among other things, provides for a $500 million revolving credit facility (“Credit Facility”) with a maturity date of June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more, then the maturity date will be such business day). As of March 31, 2025 and December 31, 2024, we had no outstanding borrowings under the Credit Facility, except $3 million of undrawn standby letters of credit issued under the Credit Facility. The Company may borrow from the Credit Facility in U.S. dollars, Euros and Sterling. For information regarding interest rates on potential borrowings and commitment fees on the daily unused portion of capacity under the Credit Facility refer to “Note 6: Debt” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report. As of March 31, 2025, our unused revolver capacity was subject to a commitment fee of 0.25%, given the Company’s total net leverage ratio. The Credit Facility, among other things, requires us to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control. As of March 31, 2025 and December 31, 2024, we were in compliance with our covenant requirements in effect under the Credit Facility. While there can be no assurance that we will be able to meet the total net leverage ratio covenant in the future, based on our current projections, we do not believe there is a material risk that we will not remain in compliance throughout the next twelve months.

As of March 31, 2025, the Company had an aggregate outstanding principal amount of $9 million and approximately $1.2 billion in short-term and long-term debt, respectively, on our unaudited condensed consolidated balance sheet pertaining to the 2026 Senior Notes and Term Loan B Facility, both of which are discussed below.

The outstanding $345 million, 2026 Senior Notes provide, among other things, that interest at a rate of 0.25% per annum, is payable on April 1 and October 1 of each year, until their maturity on April 1, 2026. The 2026 Senior Notes are senior unsecured obligations of the Company, although unconditionally guaranteed on a joint and several basis, by certain of the Company’s domestic subsidiaries.

On July 8, 2024, under the Amended Credit Agreement, the Company issued a $500 million Term Loan B Facility maturing July 8, 2031, with an interest rate based on secured overnight financing rate (“SOFR”) plus 2.75%, payable monthly. On July 15, 2024, the Company used these funds to fully redeem its outstanding $500 million, 2025 Senior Notes. The Term Loan B Facility was offered at 99.75% of par. On March 20, 2025, under the Amended Credit Agreement, the Company increased its existing Term Loan B Facility in the amount of $350 million, maturing July 8, 2031, with an interest rate based on SOFR plus 2.75% (the “Tack-On Incremental Term Loan B Facility”). The proceeds from the Tack-On Incremental Term Loan B Facility will be used to fund the repurchase, repayment or redemption of the Company's outstanding 2026 Senior Notes and for general corporate purposes. The Tack-On Incremental Term Loan B Facility was offered at 98.56% of par. We refer to the Term Loan B Facility, combined with the Tack-On Incremental Term Loan B Facility, as the “Term Loan B Facility.” The Term Loan B Facility is required to be paid down at 1.00% of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, equal to 0.25% of the principal amount with the balance due on the maturity date. Principal payments of $2 million were made under the Term Loan B Facility during the three months ended March 31, 2025.

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

Significant uses of capital and other liquidity matters

On September 7, 2023, our Board of Directors authorized the repurchase of $250 million in shares of our common stock under a share repurchase program. This share repurchase program, which has a term of two years, does not obligate the Company to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares of outstanding common stock under the share repurchase program. As of March 31, 2025, we had $200 million remaining available to repurchase shares of our common stock under this share repurchase program.

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

As described above, on March 20, 2025, the Company, LTRIP, and LTRIP’s wholly owned subsidiaries, entered into the Loan Agreement. Pursuant to the Loan Agreement, the Company extended credit in the form of a term loan facility in an aggregate principal amount of $327 million subject to the terms and conditions therein. Refer to “Note 1: Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report in the section entitled “LTRIP and Tripadvisor Merger Agreement and Loan Agreement” for further information.

As described above, on April 29, 2025, the Merger with LTRIP was consummated. In connection with such Merger, the balance of $327 million under the Loan Agreement is no longer payable to the Company and was assumed in the aggregate transaction price of the Merger. In addition, on April 29, 2025, the Company made, or will make, additional cash payments, totaling approximately $85 million, which primarily include: (i) $20 million to acquire the shares of LTRIP Series A Common Stock and Series B Common Stock issued and outstanding immediately prior to the effective time of the Merger; (ii) $42.5 million in cash used to settle shares of LTRIP's 8% Series A Cumulative Redeemable Preferred Stock issued and outstanding immediately prior to the effective time of the Merger; (iii) $4 million to repurchase or settle the remaining Exchangeable Debentures; and (iv) all direct expenses and fees associated with the transaction incurred by the Company, estimated at $20 million. Refer to “Note 1: Basis of Presentation” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report in the section entitled “LTRIP and Tripadvisor Merger Agreement and Loan Agreement” for further information.

In addition, in January 2021, we received an issue closure notice from HM Revenue & Customs (“HMRC”) in the U.K. relating to adjustments for the 2012 through 2016 tax years. These proposed adjustments are related to deductions for intercompany financing and would result in an increase to income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. We are also currently subject to audit by HMRC in tax years 2017 through 2022. If HMRC were to seek adjustments of a similar nature through a closure notice for transactions in these years, we could be subject to significant additional tax liabilities. Although the ultimate timing for resolution of this matter is uncertain, any future payments required would negatively impact our operating cash flows.

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

Our cash flows for the three months ended March 31, 2025 and 2024, as reflected in our unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three months ended March 31,
	2025	2024
	(in millions)
Net cash provided by (used in):
Operating activities	$101.7	$138.5
Investing activities	(19.0)	(15.7)
Financing activities	(2.5)	(12.2)

During the three months ended March 31, 2025, our primary source of cash was from operations, while our primary use of cash was from financing activities (including funding of the Loan Agreement with LTRIP of $327 million and payment of withholding taxes on net share settlements of our equity awards of $9 million) and investing activities (including capital expenditures of $19 million). This use of cash was funded with cash and cash equivalents and cash flows from operations.

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

Net cash provided by operating activities for the three months ended March 31, 2025 decreased by approximately $37 million, when compared to the same period in 2024, primarily due to a decrease in working capital of $78 million, as well as a decrease in non-cash items of $7 million related to a decrease in deferred income tax expense, largely offset by an improvement in net losses of $48 million. The decrease in working capital for the three months ended March 31, 2025 when compared to the same period in 2024, was primarily driven by the timing of collection of cash from customers, the timing of vendor payments and deferred merchant payments to experience operators, as well as a decrease in our income tax provision, as discussed above under “(Provision) Benefit for Income Taxes.”

Net cash used in investing activities for the three months ended March 31, 2025 increased by approximately $3 million, when compared to the same period in 2024, due to an increase in capital expenditures investment across the business.

Net cash used in financing activities for the three months ended March 31, 2025 decreased by approximately $9 million, when compared to the same period in 2024, primarily due to proceeds received from the issuance of our Tack-On Incremental Term Loan B Facility of $341 million, net of financing costs, largely offset by the funding of the Loan Agreement with LTRIP of $327 million.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2024. As of March 31, 2025, other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. Refer to “Liquidity and Capital Resources” in Part II, Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Annual Report for a discussion of our contractual obligations and commercial commitments.

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

Refer to “Note 7: Income Taxes” and “Note 8: Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information on other potential contingencies, including ongoing audits by the IRS and various other domestic and foreign tax authorities, and other tax and legal matters.

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

If consensus is reached on Pillar One, unilateral digital services taxes should be repealed, however until such time we continue to be subject to these taxes. We are currently subject to unilateral digital services taxes, and during the three months ended March 31, 2025 and 2024, we recorded $2 million and $3 million, respectively, of digital service taxes to cost of sales on our unaudited condensed consolidated statements of operations. While the future of the global tax regulatory landscape remains uncertain, we continue to monitor the OECD’s and members ongoing discussions to determine the current and potential impact on our unaudited condensed consolidated financial statements.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our unaudited condensed consolidated balance sheet, which was not material as of March 31, 2025. As of March 31, 2025, $586 million of our cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk profile during the three months ended March 31, 2025 since December 31, 2024. For additional information about our market risk profile, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. in Part II of our 2024 Annual Report.

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

Our exposure to potentially volatile movements in foreign currency exchange rates will increase as our business grows in international markets. The economic impact of foreign currency exchange rate movement is linked to variability in the macroeconomic environment such as inflation and interest rates, governmental actions, and geopolitical events such as regional conflicts. We regularly monitor the macroeconomic environment, which has seen some volatility as a result of geopolitical tensions resulting from Russia’s invasion of Ukraine, the conflict in the Middle East, as well as increased cyberattacks, other military conflicts, sanctions and tariffs. Developments in the macroeconomic environment could cause us to adjust our foreign currency risk strategies. Continued uncertainty regarding our international operations, including U.K. and E.U. relations, may result in future currency exchange rate volatility which may impact our business and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 8: Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements in Item 1 in this Quarterly Report for further information regarding any legal proceedings. For an additional discussion of certain risks associated with legal proceedings, refer to Part I, Item 1A, “Risk Factors” in our 2024 Annual Report.

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Refer to Part I, Item 1A, “Risk Factors” in our 2024 Annual Report for a description of the risks and uncertainties which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. During the quarter ended March 31, 2025, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” in our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2025, we did not issue or sell any shares of our common stock, Class B common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

During the quarter ended March 31, 2025, we did not repurchase any shares of our common stock under our existing share repurchase program. As of March 31, 2025, we had $200 million remaining available to repurchase shares of our common stock under our existing authorized share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the first quarter of 2025, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K).

Amended and Restated Bylaws

Effective May 6, 2025, the Company's Board of Directors approved by written consent, and the Company is filing herewith as Exhibit 3.2, new Amended and Restated Bylaws (the “A&R Bylaws”), which supersede and replace the Company's existing bylaws in their entirety effective as of such date. The A&R Bylaws were amended to, among other things, (i) remove inoperative provisions related to the Governance Agreement which is no longer in effect, (ii) remove a provision that permitted stockholders to act by written consent, and (iii) remove a provision that permitted, in certain circumstances, the Chair of the Board to have duties and powers of the Chief Executive Officer in the event there was a vacancy in the office the Company’s Chief Executive Officer.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
3.2	Amended and Restated Bylaws	X
10.5	Second Amendment, dated March 20, 2025, to the Credit Agreement dated as of June 26, 2015, as amended and restated as of June 29, 2023, and as further amended as of July 8, 2024, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor, LLC, the other Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	001-35362	99.1	3/20/25
10.6	Loan Agreement, by and among Liberty Tripadvisor Holdings, Inc., as Borrower, the guarantors from time to time party thereto and the Company, as Lender, dated March 20, 2025		8-K	001-35362	99.1	3/21/25
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

+ Indicates a management contract or a compensatory plan, contract or arrangement.

*Previously furnished with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the SEC on November 6, 2024. The certifications filed as Exhibits 32.1 and 32.2 are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date thereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tripadvisor, Inc.
By	/s/ Michael Noonan
Michael Noonan
Chief Financial Officer

By	/s/ Geoffrey Gouvalaris
Geoffrey Gouvalaris
Chief Accounting Officer

May 7, 2025